Form 10-Q
period 2001-06-30
ZIMMER HOLDINGS INC
filed 2001-08-21
CIK 1136869

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4151777 (IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (219) 267-6131

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / /  No /x/

    At August 6, 2001, there were 193,610,653 shares outstanding of the Registrant's $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

    June 30, 2001

Page
Part I—Financial Information
Item 1.
Financial Statements (Unaudited)
Combined Statements of Earnings for the three and six months ended June 30, 2001 and 2000	3
Combined Balance Sheets—June 30, 2001 and December 31, 2000	4
Combined Statements of Cash Flows for the six months ended June 30, 2001 and 2000	5
Notes to Interim Combined Financial Statements	6 - 11
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	12 - 25
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	25
Part II—Other Information
There is no information required to be reported under any items except those indicated below.
Item 1.
Legal Proceedings	26
Item 6.
Exhibits and Reports on Form 8-K	26
Signatures	27

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

ZIMMER

COMBINED STATEMENTS OF EARNINGS

(Unaudited, dollars in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Sales	$294.3	$260.9	$580.3	$514.4
Expenses:
Cost of products sold	82.3	68.5	164.5	138.4
Selling	61.5	52.5	122.0	105.0
Marketing, promotion and distribution	41.3	43.6	85.3	85.2
Research and development	17.4	11.5	35.4	23.5
General and administrative	22.9	12.9	47.6	31.6

	225.4	189.0	454.8	383.7

Operating Profit	68.9	71.9	125.5	130.7
Provision for income taxes	25.7	25.0	46.3	45.0

Net Earnings	$43.2	$46.9	$79.2	$85.7

Earnings Per Common Share (Note 3)
Basic	$0.22	$0.24	$0.41	$0.44
Diluted	$0.22	$0.24	$0.41	$0.44
Common Shares Outstanding (Note 3)
Basic	193.6	193.6	193.6	193.6
Diluted	193.6	193.6	193.6	193.6

The accompanying notes are an integral part of these combined financial statements.

ZIMMER

COMBINED BALANCE SHEETS

(Unaudited, dollars in millions)

	June 30, 2001	December 31, 2000
Assets
Current Assets:
Receivables, net of allowances	$196.9	$188.7
Inventories	168.7	152.3
Prepaid expenses	48.7	41.4
Deferred income taxes	37.8	37.0

Total Current Assets	452.1	419.4
Property, Plant and Equipment	131.5	118.5
Other Assets	60.8	59.5

Total Assets	$644.4	$597.4

Liabilities and Net Investment in Zimmer by Bristol-Myers Squibb
Current Liabilities:
Accounts payable	$67.0	$55.6
Accrued expenses	158.9	126.3
Foreign taxes payable	16.8	10.5
Due to Bristol-Myers Squibb	155.4	144.0

Total Current Liabilities	398.1	336.4
Accumulated Other Comprehensive Income	10.9	7.0
Net Investment in Zimmer by Bristol-Myers Squibb	235.4	254.0

Total Liabilities and Net Investment in Zimmer by Bristol-Myers Squibb	$644.4	$597.4

The accompanying notes are an integral part of these combined financial statements.

ZIMMER

COMBINED STATEMENTS OF CASH FLOWS

(Unaudited, dollars in millions)

	Six Months Ended June 30,
	2001	2000
Cash Flows From Operating Activities:
Net Earnings	$79.2	$85.7
Depreciation	12.5	11.2
Receivables	(8.2)	(7.7)
Inventories	(16.4)	(7.2)
Accounts payable and accrued expenses	43.4	10.2
Income taxes	2.3	6.4
Other assets and liabilities	(0.9)	2.7

Net Cash Provided by Operating Activities	111.9	101.3

Cash Flows From Investing Activities:
Additions to fixed assets	(25.5)	(8.9)

Cash Flows From Financing Activities:
Net increase Due to Bristol-Myers Squibb	11.4	4.0
Net transactions with Bristol-Myers Squibb	(97.8)	(96.4)

Net Cash (Used) in Financing Activities	(86.4)	(92.4)

Increase (Decrease) in Cash and Cash Equivalents	$—	$—

The accompanying notes are an integral part of these combined financial statements.

ZIMMER

NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS

(Unaudited, dollars in millions except per share amounts)

Note 1:  Basis of Presentation

    The financial data presented herein is unaudited and should be read in conjunction with the combined financial statements and accompanying notes as of and for the three years ended December 31, 2000 included in the Information Statement dated July 12, 2001 included in the Registration Statement on Form 10 filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the "Company") with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited combined financial statements include all adjustments (consisting only of normal adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

    Zimmer Holdings, Inc. was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb Company (Bristol-Myers Squibb) on January 12, 2001, as part of a previously announced plan by Bristol-Myers Squibb to create a separate company relating to the design, development, manufacturing and marketing of orthopaedic reconstructive implants, fracture management products and other products used for orthopaedic and general surgery. The company was comprised of Zimmer, Inc., (a wholly-owned subsidiary of Bristol-Myers Squibb) and its wholly-owned subsidiaries, along with certain other Bristol-Myers Squibb-owned Zimmer operations (collectively, "Zimmer").

    On July 25, 2001 Bristol-Myers Squibb transferred the assets and liabilities of Zimmer to the Company. On August 6, 2001 Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. As disclosed in the Information Statement, Bristol-Myers Squibb has received a ruling from the Internal Revenue Service to the effect that the transfer of the orthopaedics business to the Company and the subsequent distribution of all of the common stock of the Company to Bristol-Myers Squibb stockholders qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986.

    The accompanying combined financial statements represent Zimmer's operations; intercompany accounts with Bristol-Myers Squibb, other than specific outstanding obligations, have been combined with invested capital and reported in the combined financial statements as net investment in Zimmer.

    An analysis of the Net Investment in Zimmer by Bristol-Myers Squibb is summarized below:

	Six Months Ended June 30,
	2001	2000
Balance at beginning of year	$254.0	$383.4
Net earnings	79.2	85.7
Cash from operating activities transferred (to) Bristol-Myers Squibb	(111.9)	(101.3)
Cash transferred from Bristol-Myers Squibb to fund investments in fixed and other assets	25.5	8.9
Cash transferred (to) Bristol-Myers Squibb to finance operations	(11.4)	(4.0)

Balance at end of period	$235.4	$372.7

    Included in net earnings are expense allocations from Bristol-Myers Squibb for services of $7.5 million for each of the three month periods ended June 30, 2001 and 2000 and $15.0 million for each of the six month periods ended June 30, 2001 and 2000. Zimmer does not purchase product from or sell product to Bristol-Myers Squibb.

    An analysis of the outstanding obligations due to Bristol-Myers Squibb is summarized below:

	Six Months Ended June 30,
	2001	2000
Balance at beginning of year	$144.0	$41.0
Cash transferred from Bristol-Myers Squibb	115.3	65.8
Cash transferred (to) Bristol-Myers Squibb	(94.1)	(56.9)
Interest accrued	1.9	1.3
Interest paid	(0.8)	(0.7)
Effect of exchange rates	(10.9)	(5.5)

Balance at end of period	$155.4	$45.0

    During 2000, management committed to consolidate and make other changes in manufacturing of product lines, to terminate a license and distribution agreement and to reduce the size of its organization in areas affected by these changes. Management terminated approximately 100 employees in manufacturing, distribution and administration and shut down various international operations. As a result of these actions, Zimmer recorded pretax charges of $4.4 million, with $0.6 million included in cost of products sold and $3.8 million in marketing, promotion and distribution for the quarter ended June 30, 2000. For the six months ended June 30, 2000, pretax charges of $10.2 million were recorded, with $0.6 million included in cost of products sold and $9.6 million in marketing, promotion and distribution. These actions are complete as of June 30, 2001.

Note 2:  Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Net Earnings	$43.2	$46.9	$79.2	$85.7
Other Comprehensive Income:
Foreign currency translation	3.4	1.3	(1.9)	(1.4)
Unrealized foreign currency hedge gains	3.7	—	9.0	—
Tax effect	(1.3)	—	(3.2)	—

Total Other Comprehensive Income	5.8	1.3	3.9	(1.4)

Comprehensive Income	$49.0	$48.2	$83.1	$84.3

Note 3:  Earnings Per Share

    Basic and diluted earnings per share are computed using the number of shares of Company common stock determined to be outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the stockholders of Bristol-Myers Squibb as described in Note 1. On the distribution date, outstanding Bristol-Myers Squibb stock options and restricted stock held by Zimmer employees were converted into Company stock options and restricted stock. For periods subsequent to August 6, 2001 the dilutive effect of such stock options and restricted stock will be reflected in diluted earnings per share.

Note 4:  Inventories

	June 30, 2001	December 31, 2000
Finished goods	$127.8	$116.6
Work in progress	13.5	8.9
Raw materials	27.4	26.8

Inventories, net	$168.7	$152.3

Note 5:  Property, Plant, and Equipment

	June 30, 2001	December 31, 2000
Land	$8.0	$8.3
Building and equipment	308.8	301.0
Construction in progress	17.7	6.5

	334.5	315.8
Accumulated depreciation	(203.0)	(197.3)

Property, plant and equipment, net	$131.5	$118.5

Note 6:  Financial Instruments

    Effective January 1, 2001, Zimmer adopted Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at fair value. The transition impact of this accounting requirement did not have a material effect on Zimmer's combined financial statements.

    Zimmer is exposed to market risk due to changes in currency exchange rates. As a result, Zimmer utilizes foreign exchange option and forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales expected to occur within the next twelve to eighteen months. Zimmer does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value, if any, is reported in earnings. The fair value of derivative instruments recorded in prepaid expenses at June 30, 2001 was $9.0 million, or $5.8 million, net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next eighteen months.

Note 7:  Segment Information

    Zimmer designs, develops, manufactures, and markets orthopaedic reconstructive implants, fracture management products, and other products used for orthopaedic and general surgery. Operations are managed through three major geographic areas—the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. This structure is the basis for the Zimmer reportable operating segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, and operations and logistics. Separation costs and expenses were included in global operations for the three and six month periods ended June 30, 2001.

    Net Sales and Segment Operating Profit by segment are as follows:

	Net Sales		Segment Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
	2001	2000	2001	2000
Americas	$195.5	$161.1	$93.6	$76.4
Asia Pacific	64.7	68.0	26.7	25.9
Europe	34.1	31.8	4.8	4.4

Total	$294.3	$260.9

Global operations and corporate expenses			(56.2)	(34.8)

Operating profit			$68.9	$71.9

	Net Sales		Segment Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Americas	$388.0	$322.9	$184.7	$154.1
Asia Pacific	126.0	130.4	48.6	48.0
Europe	66.3	61.1	7.9	7.7

Total	$580.3	$514.4

Global operations and corporate expenses			(115.7)	(79.1)

Operating profit			$125.5	$130.7

Net sales by product category is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Reconstructive implants	$222.9	$191.8	$436.4	$378.3
Fracture management	31.3	31.1	63.8	62.7
Orthopaedic surgical products	40.1	38.0	80.1	73.4

Total	$294.3	$260.9	$580.3	$514.4

Note 8:  Commitments and Contingencies

    Zimmer is subject to product liability, workmen's compensation and other claims arising in the ordinary course of business. Zimmer has been allocated a portion of the total Bristol-Myers Squibb costs each year for these claims, which is reflected in the combined statements of earnings. Upon the Company's separation from Bristol-Myers Squibb, the Company assumed the defense of any litigation involving claims related to its business and will indemnify Bristol-Myers Squibb for all related losses, costs, and expenses.

    Accruals are established for product liability, workmen's compensation and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on results of operations, liquidity, or combined financial position.

    In addition to product liability and workmen's compensation claims, the Company is subject to various other lawsuits and claims arising in the ordinary course of business, none of which are expected to have, upon ultimate resolution, a material adverse effect on combined results of operations, liquidity, or financial position.

Note 9:  Subsequent Events

    On July 31, 2001, Bristol-Myers Squibb, the Company and certain subsidiaries of the Company entered into a $600 million three year, multi-currency, revolving senior unsecured credit facility. At the option of the borrower, borrowings will bear interest at either a base rate or a LIBOR rate and an applicable spread, in each case, determined by reference to the Company's senior unsecured long-term debt rating and amounts drawn under the facility. Commitments under the facility are subject to certain fees, including a facility fee. The credit agreement contains customary restrictions, covenants and events of default for an unsecured financing. In addition, the credit agreement provides for unconditional and irrevocable guarantees by the Company and each domestic wholly-owned subsidiary of the Company, as primary obligors, of the obligations of all borrowers under the facility. On the distribution date, Bristol-Myers Squibb was relieved of all obligations under the credit facility.

    As described in the Information Statement dated July 12, 2001 included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission, the Employee Benefits Agreement between the Company and Bristol-Myers Squibb results in the Company assuming certain employee-related obligations and liabilities for current employees of the Company. On July 21, 2001, the Company's board of directors approved the adoption of the Zimmer Holdings, Inc. Retirement Income Plan and other employee benefit plans.

    As a result, as of the distribution date, the Company assumed certain long-term liabilities for retirement, post-retirement and long-term disability benefits related to the Company's current employees. The Company and its benefits consultants are in the process of determining the amount of these liabilities and will recognize the liabilities with a corresponding adjustment to the Company's equity balance as of the distribution date along with the assumption or incurrence of debt and other adjustments giving effect to the distribution. The retirement, post-retirement and long-term disability benefit related adjustments are not expected to have a material effect on the Company's ongoing results of operations or liquidity.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company is a global leader in the design, development, manufacturing and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body's natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. With operations in 20 countries and products marketed in approximately 70 countries, operations are managed through three geographic regions—the Americas, Asia Pacific and Europe.

  Separation from Bristol-Myers Squibb

    The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb on January 12, 2001. On July 25, 2001 Bristol-Myers Squibb transferred the assets and liabilities of Zimmer to the Company. On August 6, 2001 Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. As disclosed in the Information Statement, Bristol-Myers Squibb has received a ruling from the Internal Revenue Service to the effect that the transfer of the orthopaedics business to the Company and the subsequent distribution of all of the common stock of the Company to Bristol-Myers Squibb stockholders qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986.

    The Company estimates that it will incur approximately $70 million ($50 million net of taxes) in costs, fees and expenses ($27.5 million pretax and $19.6 million net of tax charges are reflected in the Company's operating results for the six months ended June 30, 2001) relating to the separation from Bristol-Myers Squibb and the related distribution of Company common stock to the Bristol-Myers Squibb stockholders. These costs, fees and expenses will be primarily related to retention bonuses, legal separation matters, professional expenses and costs of producing, printing, mailing and otherwise distributing the information statement. Except for separation costs and the ongoing interest cost associated with debt assumed or incurred as of the distribution date, the Company does not currently anticipate that operating costs resulting from the separation from Bristol-Myers Squibb will materially impact its cost structure as reflected in Zimmer's historical combined results.

    As of the distribution date, the Company assumed certain long-term liabilities for retirement, post-retirement and long-term disability benefits related to the Company's current employees. The Company and its benefits consultants are in the process of determining the amount of these liabilities and will recognize the liabilities with a corresponding adjustment to the Company's equity balance as of the distribution date along with the assumption or incurrence of debt and other adjustments giving effect to the distribution. The retirement, post-retirement and long-term disability benefit related adjustments are not expected to have a material effect on the Company's ongoing results of operations or liquidity.

    In connection with the separation from Bristol-Myers Squibb, the Company assumed or will incur approximately $450 million in debt under a $600 million senior unsecured credit facility that Bristol-Myers Squibb, the Company and certain subsidiaries of the Company entered into prior to the distribution date.

Unaudited Pro Forma Combined Financial Statements

    The unaudited pro forma combined financial statements included below have been prepared giving effect to the distribution, the assumption of debt under the senior unsecured credit facility and the incurrence of additional debt related to the $70 million of anticipated separation costs under this facility as if these transactions had occurred as of June 30, 2001 for the unaudited pro forma combined balance sheet and as of January 1, 2001 for the unaudited pro forma combined statement of earnings. These unaudited pro forma combined financial statements reflect all adjustments, except for certain employee-related obligations and liabilities as described in Note 9 to the Interim Combined Financial Statements, that, in the opinion of management, are necessary to present fairly the pro forma results of operations and financial position.

    The unaudited pro forma combined statement of earnings and balance sheet included below have been derived from the unaudited interim combined financial statements included herein and do not purport to represent what results of operations and financial position actually would have been had the distribution and related transactions occurred on the dates indicated or to project financial performance for any future period.

ZIMMER

Unaudited Pro Forma Combined Statement of Earnings

For the Six Months Ended June 30, 2001

(dollars in millions, except per share amounts)

	Historical	Pro Forma Adjustments		Pro Forma
Net Sales	$580.3	$—		$580.3
Expenses:
Cost of products sold	164.5	—		164.5
Selling	122.0	—		122.0
Marketing, promotion and distribution	85.3	—		85.3
Research and development	35.4	—		35.4
General and administrative	47.6	—		47.6

	454.8	—		454.8

Operating Profit	125.5	—		125.5
Interest expense	—	12.5	(a)	12.5

Earnings Before Income Taxes	125.5	(12.5)		113.0
Provision for income taxes	46.3	(4.7	)(b)	41.6

Net Earnings	$79.2	$(7.8)		$71.4

Unaudited pro forma net earnings per share:
Basic (c)	$0.41			$0.37
Diluted (d)	$0.41			$0.37
Average shares used in computing unaudited pro forma net earnings per share (in millions):
Basic (c)	193.6			193.6
Diluted (d)	193.6			194.8

See accompanying notes to unaudited pro forma combined financial statements.

ZIMMER

Unaudited Pro Forma Combined Balance Sheet

June 30, 2001

(dollars in millions)

	Historical	Pro Forma Adjustments		Pro Forma
Assets
Current Assets:
Receivables, net	$196.9	$—		$196.9
Inventories	168.7	—		168.7
Prepaid expenses	48.7	—		48.7
Deferred income taxes	37.8	12.1	(e)	49.9

Total Current Assets	452.1	12.1		464.2
Property, Plant and Equipment, net	131.5	—		131.5
Other Assets, net	60.8	—		60.8

Total Assets	$644.4	$12.1		$656.5

Liabilities and Net Investment in Zimmer by Bristol-Myers Squibb
Current Liabilities:
Accounts payable	$67.0	$—		$67.0
Accrued expenses	158.9	(27.5	)(f)	131.4
Foreign taxes payable	16.8	—		16.8
Due to Bristol-Myers Squibb	155.4	(155.4	)(g)	—

Total Current Liabilities	398.1	(182.9)		215.2
Long-Term Debt	—	450.0	(h)	450.0

Total Liabilities	398.1	267.1	(k)	665.2
Accumulated Other Comprehensive Income	10.9	—		10.9
Net Investment in Zimmer by Bristol-Myers Squibb	235.4	(235.4	)(i)	—
Net Equity	—	(19.6	)(j)	(19.6)

Total Liabilities and Net Investment in Zimmer by Bristol-Myers Squibb	$644.4	$12.1		$656.5

See accompanying notes to unaudited pro forma combined financial statements.

    The above unaudited pro forma combined financial statements have been prepared giving effect to the distribution, the assumption of debt under the senior unsecured credit facility and the incurrence of additional debt under this facility as if these transactions had occurred as of June 30, 2001 for the unaudited pro forma combined balance sheet and as of January 1, 2001 for the unaudited pro forma combined statement of earnings. These financial statements reflect all adjustments, except for certain employee-related obligations and liabilities as described in Note 9 to the Interim Combined Financial Statements, that, in the opinion of management, are necessary to present fairly the pro forma results of operations and financial position. This information should be read in conjunction with the historical financial statements and corresponding notes included elsewhere in this Form 10-Q and in the Information Statement dated July 12, 2001. The pro forma adjustments to the accompanying historical financial information as of and for the six months ended June 30, 2001 are described below:

  (a)
  Reflects interest expense related to $450 million in debt assumed or to be incurred under the senior unsecured credit facility described below in Note (h). Interest expense, for purposes of this pro forma presentation, was calculated using an annual interest rate of 5.5 percent, including annual fee amortization of $0.6 million, and assumes constant debt levels throughout the year. Zimmer's interest expense may be lower or higher as a result of changes in available base rates, borrowing elections and credit ratings, as well as the timing of the cash outflows associated with the $70 million of separation costs and cash flows from operating activities and capital spending. A 1/8 percent change to the annual interest rate would change net earnings by $0.3 million on an annual basis.

  (b)
  Reflects the tax effect of the pro forma adjustment to interest expense using a combined U.S. Federal and state tax rate.

  (c)
  The number of shares used to compute basic earnings per share is based on the number of shares of Company common stock outstanding on the distribution date.

  (d)
  The number of shares used to compute diluted earnings per share is based on the number of shares of common stock determined as described in Note (c), plus the incremental shares outstanding assuming the exercise of dilutive stock options and restricted stock, including Bristol-Myers Squibb stock options and restricted stock held by Zimmer employees as of June 25, 2001 (latest date available) converted into the Company's stock options and restricted stock in connection with the divestiture.

  (e)
  Reflects tax benefits related to the remaining balance of separation costs.

  (f)
  Reflects the payment of separation costs accrued.

  (g)
  Reflects the satisfaction of $155.4 million due to Bristol-Myers Squibb.

  (h)
  Reflects estimated debt of $450 million under the senior unsecured credit facility.

  (i)
  Reflects the elimination of Bristol-Myers Squibb's net investment in Zimmer and the issuance of the Company's stock.

  (j)
  Reflects the reclassification of Bristol-Myers Squibb's remaining net investment in Zimmer as net equity, less the remaining balance of separation costs.

  (k)
  The Company and its benefits consultants are in the process of determining the amount of long-term liabilities relating to pension, post-retirement and long-term disability benefit obligations assumed from Bristol-Myers Squibb and will recognize these liabilities with a corresponding adjustment to the Company's equity balance as of the distribution date. Refer to Note 9 to the Interim Combined Financial Statements.

Second Quarter Results of Operations

    The following table sets forth the combined results from operations for the three months ended June 30, 2001 and 2000:

	(Unaudited, dollars in millions)
	2001				2000
	Reported	Separation Costs	Adjusted	Percent of Sales	Reported	Percent of Sales	Percent Increase (Decrease)
Net Sales	$294.3	$—	$294.3	100%	$260.9	100%	13%
Expenses:
Cost of products sold	82.3	3.7	78.6	27	68.5	26	15
Selling	61.5	1.6	59.9	20	52.5	20	14
Marketing, promotion and distribution	41.3	1.1	40.2	14	43.6	17	(8)
Research and development	17.4	1.0	16.4	5	11.5	4	43
General and administrative	22.9	5.7	17.2	6	12.9	5	33

	225.4	13.1	212.3	72	189.0	72	12

Operating Profit	68.9	(13.1)	82.0	28	71.9	28	14
Provision for income taxes	25.7	(3.4)	29.1	10	25.0	10	16

Net Earnings	$43.2	$(9.7)	$52.9	18%	$46.9	18%	13%

  Net Sales

    Net sales for the second quarter increased 13 percent to $294.3 million from $260.9 million for the second quarter of 2000. Sales growth reflected a strong demand for reconstructive implants. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations.

Net Sales by Geographic Region
(Unaudited, dollars in millions)

	Three Months Ended June 30,
			Percent Increase (Decrease)
	2001	2000
Americas	$195.5	$161.1	21%
Asia Pacific	64.7	68.0	(5)
Europe	34.1	31.8	7

Total	$294.3	$260.9	13%

Net Sales by Product Category
(Unaudited, dollars in millions)

	Three Months Ended June 30,
			Percent Increase (Decrease)
	2001	2000
Reconstructive implants	$222.9	$191.8	16%
Fracture management	31.3	31.1	1
Orthopaedic surgical products	40.1	38.0	6

Total	$294.3	$260.9	13%

    Net sales in the Americas led in overall sales growth, increasing 21 percent to $195.5 million in the second quarter compared to the same period in 2000. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Knee sales increased 28 percent supported by growth in sales of the NexGen® Legacy® Posterior Stabilized knee, the recently introduced NexGen® Legacy® Posterior Stabilized Flex knee and the M/G™ Uni knee. Hip sales increased 26 percent, driven by strong sales of VerSys® porous hip stems, the introduction of Trabecular Metal acetabular cups and increased sales of Trilogy® cups incorporating Longevity® highly cross-linked polyethylene liners. Fracture management product sales increased 5 percent.

    Net sales in the Asia Pacific region decreased 5 percent to $64.7 million in the second quarter compared to the same period in 2000. This decrease was comprised of an 8 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent decrease due to lower average selling prices and a 12 percent decrease due to foreign exchange rate fluctuations. Knee sales decreased 6 percent (increased 6 percent excluding foreign exchange rate fluctuations), reflecting continuing strong sales of NexGen® Legacy® Posterior Stabilized Flex knee. Hip sales decreased 5 percent (increased 8 percent excluding foreign exchange rate fluctuations) driven primarily by strong sales of VerSys® porous hip stems and Trilogy® cups. Fracture management product sales decreased 6 percent (increased 6 percent excluding foreign exchange rate fluctuations) reflecting continuing strong M/DN® nail sales, partially offset by lower sales of compression hip screws.

    Net sales in Europe grew 7 percent in the second quarter compared to the same period in 2000, driven by higher sales in the United Kingdom, Germany, Spain, France and Italy. This increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices and partially offset by a 6 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 11 percent (17 percent excluding foreign exchange rate fluctuations) driven by strong sales of the NexGen Legacy® system of knee prostheses. Hip sales increased 5 percent (11 percent excluding foreign exchange rate fluctuations) supported by the introduction of ZMR®, a modular revision hip product, and increased sales of Trilogy® cups incorporating Longevity® highly cross-linked polyethylene liners. Fracture management product sales decreased 3 percent (increased 2 percent excluding foreign exchange rate fluctuations).

    Overall, worldwide sales of reconstructive implants grew 16 percent to $222.9 million (20 percent excluding foreign exchange rate fluctuations) compared to $191.8 million during the second quarter of 2000. Sales of fracture management products increased 1 percent over the prior year to $31.3 million (5 percent excluding foreign exchange rate fluctuations), with significant new product introductions in the comparable prior year period resulting in slower growth in this product category as compared with prior year. Sales of other surgical products increased 6 percent over the prior year to $40.1 million (9 percent excluding foreign exchange rate fluctuations).

  Expenses

    Total costs and expenses as a percentage of net sales were 77 percent for the quarter ended June 30, 2001 or 72 percent excluding $13.1 million of separation costs as compared to 72 percent for the quarter ended June 30, 2000. During the quarter ended June 30, 2000 non-recurring pretax charges of $4.4 million were recorded, with $0.6 million included in cost of products sold and $3.8 million in marketing, promotion and distribution.

    Cost of products sold as a percentage of net sales, net of separation costs, increased to 27 percent for the quarter ended June 30, 2001 as compared to 26 percent for the quarter ended June 30, 2000. This increase was due to the impact of lower revenues resulting from foreign exchange rate fluctuations, partially offset by productivity savings and higher volumes.

    Marketing, promotion and distribution expenses as a percentage of net sales, net of separation costs, decreased to 14 percent for the quarter ended June 30, 2001 as compared to 17 percent for the quarter ended June 30, 2000 (15 percent excluding $3.8 million of non-recurring expenses incurred in 2000 in connection with reductions in force in the United States, Japan and Europe).

    Research and development as a percentage of net sales, net of separation costs, increased to 5 percent for the quarter ended June 30, 2001 as compared to 4 percent for the quarter ended June 30, 2000. The increase was due to higher spending on research and development activities focused on broadening Zimmer's product offerings in areas such as less invasive approaches to orthopaedic procedures and incorporation of new materials such as Trabecular Metal. The increase was also due, in part, to higher spending on consulting for design and concept testing of new products and for increased activity related to post-market clinical studies and evaluations.

    General and administrative expenses as a percentage of net sales, net of separation costs, increased to 6 percent for the quarter ended June 30, 2001 as compared to 5 percent for the quarter ended June 30, 2000. The increase was due primarily to higher spending on information technology initiatives for the quarter ended June 30, 2001 as compared to the prior year. The quarter-to-quarter comparison of these expenses should not be considered indicative of spending patterns for the full year as timing of these initiatives vary from year-to-year.

  Earnings

    Operating profit for the quarter ended June 30, 2001 decreased 4 percent to $68.9 million from $71.9 million a year ago. Excluding separation costs of $13.1 million, operating profit increased 14 percent to $82.0 million.

    The effective tax rate on earnings before taxes increased to 37.3 percent from 34.8 percent in the same period in 2000. Excluding separation costs, the effective tax rate increased to 35.5 percent as a result of lower foreign tax credits and increased domestic earnings resulting in higher state and local taxes.

    Net earnings decreased 8 percent to $43.2 million compared to $46.9 million in 2000. Basic and diluted earnings per share decreased 8 percent to $0.22 from $0.24 in 2000. Excluding separation costs of $9.7 million, net earnings increased 13 percent to $52.9 million. Basic and diluted earnings per share, net of separation costs, increased 13 percent to $0.27 from $0.24 in 2000.

  Operating Profit by Segment

    The following table sets forth operating profit by segment for the three months ended June 30, 2001 and 2000:

Operating Profit by Segment
(Percent of net sales)

	Three Months Ended June 30,
	2001	2000
Americas	48%	47%
Asia Pacific	41	38
Europe	14	14

    Operating profit for the Americas as a percentage of net sales increased to 48 percent for the quarter ended June 30, 2001 as compared with 47 percent for the same period in 2000, reflecting the favorable effects of increased sales of higher margin products and higher average selling prices.

    Operating profit for the Asia Pacific region as a percentage of net sales increased to 41 percent for the quarter ended June 30, 2001 as compared with 38 percent for the same period in 2000 due to reduced operating expenses driven by reductions in workforce in the region.

    Operating profit for Europe as a percentage of net sales remained at 14 percent for the quarter ended June 30, 2001 as compared with the same period in 2000.

Six Months Results of Operations

    The following table sets forth the combined results from operations for the six months ended June 30, 2001 and 2000:

	(Unaudited, dollars in millions)
	2001				2000
	Reported	Separation Costs	Adjusted	Percent of Sales	Reported	Percent of Sales	Percent Increase (Decrease)
Net Sales	$580.3	$—	$580.3	100%	$514.4	100%	13%
Expenses:
Cost of products sold	164.5	7.2	157.3	27	138.4	27	14
Selling	122.0	3.2	118.8	21	105.0	20	13
Marketing, promotion and distribution	85.3	2.1	83.2	14	85.2	16	(2)
Research and development	35.4	1.9	33.5	6	23.5	5	43
General and administrative	47.6	13.1	34.5	6	31.6	6	9

	454.8	27.5	427.3	74	383.7	74	11

Operating Profit	125.5	(27.5)	153.0	26	130.7	26	17
Provision for income taxes	46.3	(7.9)	54.2	9	45.0	9	20

Net Earnings	$79.2	$(19.6)	$98.8	17%	$85.7	17%	15%

    Except as noted below, the factors affecting the second quarter comparisons also affected the first six months comparison.

  Net Sales

    Net sales for the first six months of 2001 increased 13 percent to $580.3 million from $514.4 million for the first six months of 2000. The increase resulted from a 15 percent increase due to incremental volume and changes in the mix of product sales, a 2 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations.

Net Sales by Geographic Region
(Unaudited, dollars in millions)

	Six Months Ended June 30,
			Percent Increase (Decrease)
	2001	2000
Americas	$388.0	$322.9	20%
Asia Pacific	126.0	130.4	(3)
Europe	66.3	61.1	9

Total	$580.3	$514.4	13%

Net Sales by Product Category
(Unaudited, dollars in millions)

	Six Months Ended June 30,
			Percent Increase (Decrease)
	2001	2000
Reconstructive implants	$436.4	$378.3	15%
Fracture management	63.8	62.7	2
Orthopaedic surgical products	80.1	73.4	9

Total	$580.3	$514.4	13%

    Net sales in the Americas increased 20 percent to $388.0 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices.

    Net sales in Asia Pacific decreased 3 percent to $126.0 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was comprised of a 9 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent decrease due to lower average selling prices and a 11 percent decrease due to foreign exchange rate fluctuations.

    Net sales in Europe increased 9 percent to $66.3 million for the six months ended June 30, 2001 as compared to the same period in 2000. This increase was comprised of a 15 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase in higher average selling prices and partially offset by a 7 percent decrease due to foreign exchange rate fluctuations.

    Worldwide, reconstructive implant sales increased 15 percent over the prior year to $436.4 million (19 percent excluding foreign exchange rate fluctuations) while fracture management product sales rose 2 percent to $63.8 million (6 percent excluding foreign exchange rate fluctuations) and sales of other surgical products increased 9 percent to $80.1 million (12 percent excluding foreign exchange rate fluctuations).

  Expenses

    Total costs and expenses as a percentage of net sales were 78 percent for the six months ended June 30, 2001, or 74 percent excluding $27.5 million of separation costs as compared to 74 percent for the six months ended June 30, 2000. During the six months ended June 30, 2000 non-recurring pretax charges of $10.2 million were recorded, with $0.6 million in cost of products sold and $9.6 million in marketing, promotion and distribution.

    Marketing, promotion and distribution expenses as a percentage of net sales, net of separation costs, decreased to 14 percent for the six months ended June 30, 2001 as compared to 16 percent for the six months ended June 30, 2000 (15 percent excluding $9.6 million of non-recurring expenses incurred in 2000 in connection with the termination of a distribution agreement in the Americas and reductions in force in the United States, Japan and Europe). Research and development spending, net of separation costs, increased 43 percent over the prior year, and as a percentage of net sales, increased to 6 percent for the six months ended June 30, 2001 as compared to 5 percent for the six months ended June 30, 2000.

  Earnings

    Operating profit for the six months ended June 30, 2001 decreased 4 percent to $125.5 million from $130.7 million a year ago. Excluding separation costs of $27.5 million, operating profit increased 17 percent to $153.0 million.

    The effective tax rate on earnings before taxes increased to 36.9 percent from 34.4 percent in the same period in 2000. Excluding separation costs, the effective tax rate increased to 35.4 percent as a result of lower tax credits and increased domestic earnings resulting in higher state and local taxes.

    Net earnings decreased 8 percent to $79.2 million compared to $85.7 million in 2000. Basic and diluted earnings per share decreased 7 percent to $0.41 from $0.44 in 2000. Excluding separation costs of $19.6 million, net earnings increased 15 percent to $98.8 million. Basic and diluted earnings per share, net of separation costs, increased 16 percent to $0.51 from $0.44 in 2000.

  Operating Profit By Segment

    The following table sets forth operating profit by segment for the six months ended June 30, 2001 and 2000:

Operating Profit by Segment
(Percent of net sales)

	Six Months Ended June 30,
	2001	2000
Americas	48%	48%
Asia Pacific	39	37
Europe	12	13

    Operating profit for the Americas as a percentage of net sales remained at 48 percent for the six months ended June 30, 2001 as compared with the same period in 2000.

    Operating profit for the Asia Pacific region as a percentage of net sales increased to 39 percent for the six months ended June 30, 2001 as compared with 37 percent for the same period in 2000 due to reduced operating expenses driven by reductions in workforce in the region.

    Operating profit for Europe as a percentage of net sales decreased to 12 percent for the six months ended June 30, 2001 as compared with 13 percent for the same period in 2000 due to currency rate fluctuations.

Liquidity and Capital Resources

    Cash flow generated from operations was $111.9 million in the six months ended June 30, 2001 compared to $101.3 million in the six months ended June 30, 2000. The improvement in cash flow from operations for the six months ended June 30, 2001 reflects strong operating results and working capital management.

    Cash flow used in investing activities was $25.5 million in the six months ended June 30, 2001 compared to $8.9 million in the six months ended June 30, 2000. The increase in capital expenditures includes the expansion of the Warsaw distribution facility, hardware and software for the new client server-based ERP/MES solution for the North American operations, and additional computer system infrastructure required as a result of the separation from Bristol-Myers Squibb.

    On July 31, 2001, Bristol-Myers Squibb, the Company and certain subsidiaries of the Company entered into a $600 million three year, multi-currency, revolving senior unsecured credit facility. At the option of the borrower, borrowings will bear interest at either a base rate or a LIBOR rate and an applicable spread, in each case, determined by reference to the Company's senior unsecured long-term debt rating and amounts drawn under the facility. Commitments under the facility are subject to certain fees, including a facility fee. The credit agreement contains customary restrictions, covenants and events of default for an unsecured financing. In addition, the credit agreement provides for unconditional and irrevocable guarantees by the Company and each domestic wholly-owned subsidiary of the Company, as primary obligors, of the obligations of all borrowers under the facility. On the distribution date, Bristol-Myers Squibb was relieved of all obligations under the credit facility.

    The Company believes that cash flows from operations, together with available borrowings under the credit facility, will be sufficient to meet the Company's working capital, costs associated with the separation, capital expenditure and debt service needs in the near term. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the distribution. Under the tax sharing agreement the Company would be required to indemnify Bristol-Myers Squibb for the amount of any tax imposed under Section 355(e) of the Internal Revenue Code.

Recent Accounting Pronouncements

    In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination, whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. These pronouncements are not expected to have a material effect on the Company's combined financial statements.

Forward Looking Statements

    In this discussion and in other written or oral statements made from time to time, the Company has included and may include statements that may constitute "forward-looking statements" within the meaning of the safe harbor provisions of the Private Litigation Securities Reform Act of 1995. These forward-looking statements are not historical facts but instead represent its belief regarding future events, many of which, by their nature, are inherently uncertain and beyond its control. Some of these risks and uncertainties are factors that affect all international businesses, while some are specific to the

Company and the industry in which it operates. These factors include economic, competitive, technological, regulatory, governmental, financial and foreign exchange factors. These statements relate to future plans and objectives, among other things. By identifying these statements in this manner, the Company is indicating the possibility that actual results may differ, possibly materially, from the results indicated by these forward looking statements. The Company undertakes no obligation to update any forward-looking statements.

    These forward looking statements are subject to a number of uncertainties and risks. For a discussion of such uncertainties and risks, see the Information Statement dated July 12, 2001 included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes from the information provided in the Information Statement dated July 12, 2001 included in the Company's Registration Statement on Form 10 and filed with the Securities and Exchange Commission.

Part II—Other Information

Item 1.  Legal Proceedings

    Please refer to Note 8 of the Interim Combined Financial Statements for information on pending litigation.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)
Date: August 21, 2001	By:	/s/ SAM R. LENO Sam R. Leno Senior Vice President and Chief Financial Officer
Date: August 21, 2001	By:	/s/ JAMES T. CRINES James T. Crines Vice President, Controller

QuickLinks

INDEX TO FORM 10-Q
ZIMMER COMBINED STATEMENTS OF EARNINGS (Unaudited, dollars in millions except per share amounts)
ZIMMER COMBINED BALANCE SHEETS (Unaudited, dollars in millions)
ZIMMER COMBINED STATEMENTS OF CASH FLOWS (Unaudited, dollars in millions)
ZIMMER NOTES TO INTERIM COMBINED FINANCIAL STATEMENTS (Unaudited, dollars in millions except per share amounts)
ZIMMER Unaudited Pro Forma Combined Statement of Earnings For the Six Months Ended June 30, 2001 (dollars in millions, except per share amounts)
ZIMMER Unaudited Pro Forma Combined Balance Sheet June 30, 2001 (dollars in millions)
SIGNATURES