Form 10-Q
period 2001-09-30
ZIMMER HOLDINGS INC
filed 2001-11-13
CIK 1136869

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes /x/  No / /

    At November 8, 2001, there were 193,811,232 shares outstanding of the Registrant's $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2001

Page
Part I—Financial Information
Item 1.
Financial Statements (Unaudited)
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2001 and 2000	3
Consolidated Balance Sheets—September 30, 2001 and December 31, 2000	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000	5
Consolidated Statement of Shareholders' Equity and Net Investment in Zimmer By Former Parent for the Nine Months Ended September 30, 2001	6
Notes to Interim Consolidated Financial Statement	7
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	22
Part II—Other Information
There is no information required to be reported under any items except those indicated below.
Item 1.
Legal Proceedings	23
Item 6.
Exhibits and Reports on Form 8-K	23
Signatures	25

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

ZIMMER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited, in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Sales	$286.7	$251.8	$867.0	$766.2
Cost of products sold	78.9	72.3	243.4	210.7

Gross Profit	207.8	179.5	623.6	555.5

Research and development	18.3	12.8	53.7	36.3
Selling, general and administrative	138.7	101.8	393.6	323.6

Operating expenses	157.0	114.6	447.3	359.9

Operating Profit	50.8	64.9	176.3	195.6
Interest expense	3.0	—	3.0	—

Earnings before income taxes	47.8	64.9	173.3	195.6
Provision for income taxes	20.4	22.3	66.7	67.1

Net Earnings	$27.4	$42.6	$106.6	$128.5

Earnings Per Common Share (Note 3)
Basic	$0.14	$0.22	$0.55	$0.66
Diluted	$0.14	$0.22	$0.55	$0.66
Average Common Shares Outstanding (Note 3)
Basic	193.7	193.6	193.6	193.6
Diluted	195.0	193.6	194.1	193.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited, dollars in millions)

	September 30, 2001	December 31, 2000
Assets
Current Assets:
Cash	$23.4	$—
Receivables, net of allowances	191.1	188.7
Inventories, net	187.6	152.3
Prepaid expenses	54.8	41.4
Deferred income taxes	44.4	37.0

Total Current Assets	501.3	419.4
Property, Plant and Equipment, net	138.3	118.5
Deferred Income Taxes	76.8	40.0
Other Assets	21.7	19.5

Total Assets	$738.1	$597.4

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$48.6	$50.1
Accrued expenses	170.4	126.3
Income taxes payable	19.6	10.5
Short-term debt	150.0	—

Total Current Liabilities	388.6	186.9
Due to Former Parent	—	144.0
Long-term Debt	258.3	—
Other Long-term Liabilities	67.7	5.5

Total Liabilities	714.6	336.4

Shareholders' Equity:
Common stock, $.01 par value, 1,000,000,000 shares authorized, 193,753,984 issued and outstanding	1.9	—
Retained earnings	12.3	—
Accumulated other comprehensive income	9.3	7.0
Net Investment in Zimmer by Former Parent	—	254.0

Total Shareholders' Equity	23.5	261.0

Total Liabilities and Shareholders' Equity	$738.1	$597.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2001 AND 2000
(Unaudited, dollars in millions)

	2001	2000
Cash Flows Provided By (Used In) Operating Activities:
Net earnings	$106.6	$128.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	18.2	16.7
Income taxes	12.2	5.0
Receivables	(6.4)	7.9
Inventories	(37.4)	(5.3)
Accounts payable and accrued expenses	41.5	11.2
Other assets and liabilities	(14.5)	3.3

Net Cash Provided by Operating Activities	120.2	167.3

Cash Flows Used In Investing Activities:
Additions to property, plant and equipment	(38.4)	(23.7)

Net Cash Used In Investing Activities	(38.4)	(23.7)

Cash Flows Provided By (Used In) Financing Activities:
Proceeds from borrowings, net	408.3	—
Dividend paid to former parent	(290.0)	—
Net decrease in Due to former parent	(144.0)	(2.0)
Net transactions with former parent	(32.7)	(141.6)

Net Cash Used In Financing Activities	(58.4)	(143.6)

Increase in cash and cash equivalents	23.4	—
Cash and cash equivalents, beginning of year	—	—

Cash and cash equivalents, end of period	$23.4	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
AND NET INVESTMENT IN ZIMMER BY FORMER PARENT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
(Unaudited, dollars in millions)

	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Net Investment in Zimmer by Former Parent	Total Shareholders' Equity and Net Investment in Zimmer
Balance January 1, 2001	$—	$—	$7.0	$254.0	$261.0
Net earnings	—	26.4	—	80.2	106.6
Distributions to former parent, net	—	—	—	(56.4)	(56.4)
Dividend to former parent	—	—	—	(290.0)	(290.0)
Issuance of common stock	1.9	—	—	(1.9)	—
Reclassification of remaining net investment of former parent	—	(14.1)	—	14.1	—
Foreign currency translation	—	—	0.6	—	0.6
Unrealized foreign currency hedge gains, net of tax	—	—	1.7	—	1.7

Balance September 30, 2001	$1.9	$12.3	$9.3	$—	$23.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, dollars in millions except per share amounts)

1. Basis of Presentation

    The financial data presented herein is unaudited and should be read in conjunction with the combined financial statements and accompanying notes as of and for the three years ended December 31, 2000 in the Information Statement dated July 12, 2001 included in the Registration Statement on Form 10 filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the "Company") with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year.

    Zimmer Holdings, Inc. was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb Company ("Bristol-Myers Squibb") on January 12, 2001, as part of a previously announced plan by Bristol-Myers Squibb to create a separate company relating to the design, development, manufacturing and marketing of orthopaedic reconstructive implants, fracture management products and other products used for orthopaedic and general surgery. The company was comprised of Zimmer, Inc., (a wholly-owned subsidiary of Bristol-Myers Squibb) and its wholly-owned subsidiaries, along with certain other Bristol-Myers Squibb-owned Zimmer operations (collectively, "Zimmer").

    On July 25, 2001 Bristol-Myers Squibb transferred the assets and liabilities of Zimmer to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb shareholders in the form of a dividend of one share of Company common stock and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. As disclosed in the Information Statement, Bristol-Myers Squibb received a ruling from the Internal Revenue Service to the effect that the transfer of the orthopaedics business to the Company and the subsequent distribution of all of the common stock of the Company to Bristol-Myers Squibb shareholders qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986.

    The accompanying consolidated financial statements represent the Company's consolidated operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of Bristol-Myers Squibb prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with Bristol-Myers Squibb, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment in Zimmer.

2. Comprehensive Income

    The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net Earnings	$27.4	$42.6	$106.6	$128.5
Other Comprehensive Income (Loss):
Foreign currency translation	2.5	(0.9)	0.6	(2.3)
Unrealized foreign currency hedge gains (losses)	(6.3)	—	2.7	—
Tax effect	2.2	—	(1.0)	—

Total Other Comprehensive Income (Loss)	(1.6)	(0.9)	2.3	(2.3)

Comprehensive Income	$25.8	$41.7	$108.9	$126.2

3. Earnings Per Share

    For periods ended August 6, 2001 and prior, basic and diluted earnings per share are computed using the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the shareholders of Bristol-Myers Squibb as described in Note 1. On the distribution date, outstanding Bristol-Myers Squibb stock options and restricted stock held by Company employees were converted into Company stock options and restricted stock. For periods subsequent to August 6, 2001, any new issuances of common stock are reflected in basic and diluted earnings per share and the dilutive effect of outstanding stock options and restricted stock has been reflected in diluted earnings per share. The following table reconciles the diluted shares used in computing diluted earnings per share:

	(Shares in millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Basic average common shares outstanding	193.7	193.6	193.6	193.6
Effect of dilutive securities	1.3	—	0.5	—

Diluted average common shares outstanding	195.0	193.6	194.1	193.6

4. Inventories

	September 30, 2001	December 31, 2000
Finished goods	$146.2	$116.6
Work in progress	14.6	8.9
Raw materials	26.8	26.8

Inventories, net	$187.6	$152.3

5. Property, Plant, and Equipment

	September 30, 2001	December 31, 2000
Land	$8.1	$8.3
Buildings and equipment	320.7	301.0
Construction in progress	17.3	6.5

	346.1	315.8
Accumulated depreciation	(207.8)	(197.3)

Property, plant and equipment, net	$138.3	$118.5

6. Financial Instruments

    Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at fair value. The transition impact of this accounting requirement did not have a material effect on the Company's consolidated financial statements.

    The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward and option contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales expected to occur within the next twelve to eighteen months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative's change in fair value, if any, is reported in earnings. The fair value of derivative instruments recorded in prepaid expenses at September 30, 2001 was $2.7 million, or $1.7 million, net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next fifteen months.

7. Segment Information

    The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, fracture management products, and other products used for orthopaedic and general surgery. Operations are managed through three major geographic areas—the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. This structure is the basis for the Company's reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of separation costs and operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, and operations and logistics.

    Net Sales and Segment Operating Profit by segment are as follows:

	Net Sales		Segment Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Americas	$196.9	$161.8	$94.5	$78.3
Asia Pacific	61.5	63.4	25.0	22.8
Europe	28.3	26.6	2.9	2.4

Total	$286.7	$251.8

Separation costs			(28.7)	—
Global operations and corporate expenses			(42.9)	(38.6)

Operating profit			$50.8	$64.9

	Net Sales		Segment Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Americas	$584.9	$484.7	$279.2	$232.4
Asia Pacific	187.5	193.8	73.6	70.8
Europe	94.6	87.7	10.8	10.1

Total	$867.0	$766.2

Separation costs			(56.1)	—
Global operations and corporate expenses			(131.2)	(117.7)

Operating profit			$176.3	$195.6

    Net sales by product category is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Reconstructive implants	$213.6	$184.5	$650.0	$562.8
Fracture management	31.4	29.5	95.2	92.2
Orthopaedic surgical products	41.7	37.8	121.8	111.2

Total	$286.7	$251.8	$867.0	$766.2

8. Debt

    On July 31, 2001, the Company and certain subsidiaries of the Company, together with its former parent, entered into a $600 million three-year, multi-currency, revolving senior unsecured credit agreement (the "Credit Facility"). Borrowings under the Credit Facility bear interest at the London interbank offering rate (LIBOR) or an alternate base rate and an applicable margin, in each case, determined by reference to the Company's senior unsecured long-term debt rating and the amounts drawn under the Credit Facility. Borrowings under the Credit Facility currently bear interest at LIBOR plus 1.25%. On the distribution date, the Company's former parent was relieved of all obligations under the Credit Facility. As of September 30, 2001, the Company had $408.3 million in outstanding borrowings, including $403.5 million under the Credit Facility (with $310.1 million in United States dollar based borrowings and the equivalent of $93.4 million in Japanese Yen based borrowings). The Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including a maximum leverage ratio and a minimum interest coverage ratio. Commitments under the Credit Facility are subject to certain fees, including a facility.

9. Other Long-Term Liabilities

    As of the distribution date, the Company recognized certain liabilities and obligations for pension, post-retirement, long-term disability, and U.S. sales agent benefits. Recognition of these liabilities and obligations reduced the Net Investment in Zimmer by its former parent.

10. Income Taxes

    Under the Tax Sharing Agreement between the Company and Bristol-Myers Squibb dated August 6, 2001, Bristol-Myers Squibb is generally liable for federal, foreign, and combined state tax liabilities arising up to and including the date of distribution. The Company is generally liable for federal, foreign, and combined state tax liabilities arising after that date. Recognition of this agreement and other liabilities and obligations resulted in certain adjustments to the Company's income tax accounts and an increase in the Net Investment in Zimmer by its former Parent.

11. Commitments and Contingencies

    The Company is subject to product liability and other claims arising in the ordinary course of business. The Company maintains insurance for product liability and other claims, subject to self-insured retention limits. Accruals are established for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that the ultimate liability, if any, in excess of amounts already provided or covered by insurance, is not likely to have a material adverse effect on consolidated financial position, results of operations, or cash flows.

    In addition to product liability, the Company is subject to various other lawsuits and claims arising in the ordinary course of business, none of which are expected to have, upon ultimate resolution, a material adverse effect on consolidated financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

    The Company is a global leader in the design, development, manufacturing and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease, deformity, or trauma in joints such as knees, hips, shoulders and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body's natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. With operations in 20 countries and products marketed in approximately 70 countries, operations are managed through three geographic regions—the Americas, Asia Pacific and Europe.

  Separation from Bristol-Myers Squibb

    The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb on January 12, 2001. On July 25, 2001 Bristol-Myers Squibb transferred the assets and liabilities of Zimmer to the Company. On August 6, 2001 Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb shareholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. As disclosed in the Information Statement, Bristol-Myers Squibb has received a ruling from the Internal Revenue Service to the effect that the transfer of the orthopaedics business to the Company and the subsequent distribution of all of the common stock of the Company qualified as a tax-free transaction under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986.

    The Company expects to incur approximately $70 million ($50 million net of taxes) in costs, fees and expenses relating to the separation from Bristol-Myers Squibb and the related distribution of Company common stock to the Bristol-Myers Squibb shareholders. For the three months ended September 30, 2001, separation costs of $28.7 million pretax and $21.5 million net of tax are reflected in the Company's operating results and $56.1 million pretax and $41.0 million net of tax are included in the results for the nine months ended September 30, 2001. These costs, fees and expenses are primarily related to retention bonuses, legal separation matters, professional expenses and costs of producing, printing, mailing and distributing the Information Statement.

    On August 6, 2001, the Company assumed all obligations under the Credit Facility with then outstanding borrowings of $290 million. With additional borrowings under the Credit Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Credit Facility for separation costs. As of September 30, 2001, the Company had $408.3 million in outstanding borrowings, including $403.5 million under the Credit Facility (with $310.1 million in United States dollar based borrowings and the equivalent of $93.4 million in Japanese Yen based borrowings).

    Except for separation costs and the ongoing interest cost associated with debt assumed or incurred as of the distribution date, the Company does not currently anticipate that operating costs resulting from the separation from its former parent will materially impact its cost structure as reflected in its historical consolidated results.

    The unaudited pro forma consolidated statements of earnings for the three and nine months ended September 30, 2001 and 2000 presented herein, have been prepared giving effect to the exclusion of costs incurred by the Company to separate from its former parent and including three and nine months of interest expense, respectively, on debt expected to be assumed or incurred at the distribution date as if such debt were outstanding from January 1, 2001 and 2000, respectively, as disclosed in previous filings. The unaudited pro forma consolidated statements of earnings for the three and nine months ended September 30, 2001 and 2000, have been derived from the unaudited interim consolidated statements of earnings included herein and do not purport to represent what results of operations actually would have been or to project financial performance for any future period. The consolidated statements of earnings reflect all adjustments that, in the opinion of management, are necessary to present fairly the pro forma results of operations. This information should be read in conjunction with the historical consolidated statements of earnings and corresponding notes included elsewhere in this Form 10-Q and in the Information Statement dated July 12, 2001. The pro forma adjustments to the accompanying historical financial information for the three and nine months ended September 30, 2001 and 2000 are described below:

  (a)
  Reflects the add back of all costs incurred to date related to the separation of the Company from its former parent. The Company expects to incur approximately $70 million in total costs related to the separation, of which $28.7 million and $56.1 million have been incurred for the three and nine months ended September 30, 2001, respectively.

  (b)
  Reflects interest expense related to debt expected to be assumed or incurred, as disclosed in previous filings, under the Credit Facility (see Note 8 in Notes to Interim Consolidated Financial Statements). Interest expense was based on interest rates under the Credit Facility and includes an annual amortization of fees.

  (c)
  Reflects the tax effect of the pro forma adjustments for separation costs and interest expense using a combined U.S. Federal and State rate.

Third Quarter Results of Operations

    The following table sets forth the as reported and pro forma consolidated results of operations for the three months ended September 30, 2001 and 2000. The pro forma amounts exclude the effect of costs incurred to separate from our former parent and include a full quarter of interest expense:

	(Unaudited, in millions except per share amounts)
	2001				2000
	As Reported	Pro Forma Adjustments		Pro Forma	As Reported	Pro Forma Adjustments		Pro Forma
Net Sales	$286.7	$—		$286.7	$251.8	$—		$251.8
Cost of products sold	78.9	(3.7)	(a)	75.2	72.3	—		72.3

Gross Profit	207.8	3.7		211.5	179.5	—		179.5

Research and development	18.3	(1.1	)(a)	17.2	12.8	—		12.8
Selling, general and administrative	138.7	(23.9	)(a)	114.8	101.8	—		101.8

Operating expenses	157.0	(25.0)		132.0	114.6	—		114.6

Operating Profit	50.8	28.7		79.5	64.9	—		64.9
Interest expense	3.0	1.5	(b)	4.5	—	7.3	(b)	7.3

Earnings before income taxes	47.8	27.2		75.0	64.9	(7.3)		57.6
Provision for income taxes	20.4	6.7	(c)	27.1	22.3	(2.5	)(c)	19.8

Net Earnings	$27.4	$20.5		$47.9	$42.6	$(4.8)		$37.8

Earnings Per Share
Basic	$0.14			$0.25	$0.22			$0.20
Diluted	$0.14			$0.25	$0.22			$0.20
Average Shares Outstanding
Basic	193.7			193.7	193.6			193.6
Diluted	195.0			195.0	193.6			193.6

  Net Sales

    Net sales for the three month period ended September 30, 2001 increased 14 percent to $286.7 million from $251.8 million for the comparable 2000 period. Sales growth reflected strong demand for reconstructive implants and outstanding results in the Company's largest operating segment, the Americas. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations.

Net Sales by Geographic Region
(Unaudited, dollars in millions)

	Three Months Ended September 30,
			Percent Increase (Decrease)
	2001	2000
Americas	$196.9	$161.8	22%
Asia Pacific	61.5	63.4	(3)
Europe	28.3	26.6	6

Total	$286.7	$251.8	14%

Net Sales by Product Category
(Unaudited, dollars in millions)

	Three Months Ended September 30,
			Percent Increase (Decrease)
	2001	2000
Reconstructive implants	$213.6	$184.5	16%
Fracture management	31.4	29.5	6
Orthopaedic surgical products	41.7	37.8	10

Total	$286.7	$251.8	14%

    Net sales in the Americas increased 22 percent to $196.9 million in the three months ended September 30, 2001 compared to the same period in 2000. This increase was comprised of a 17 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Knee sales increased 26 percent supported by growth in sales of the NexGen® Legacy® Posterior Stabilized knee, the recently introduced NexGen Legacy Posterior Stabilized Flex knee and the MIS™ M/G™ Unicompartmental Knee. Hip sales increased 21 percent, driven by strong sales of VerSys® porous hip stems, the continuing introduction of the ZMR™ Modular Revision Hip System, Trabecular Metal acetabular cups and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Crosslinked Polyethylene Liners. Fracture management product sales increased 13 percent in the quarter in part due to increased sales of internal fixation devices, while orthopaedic surgical products increased 14 percent for the quarter with strong sales of the OrthoPat®* Autotransfusion System.

*
Trademark of Haemonetics Corporation

    Net sales in the Asia Pacific region decreased 3 percent to $61.5 million in the three month period ended September 30, 2001 compared to the same period in 2000. This decrease was comprised of a 9 percent increase due to incremental volume and changes in the mix of product sales, offset by a 12 percent decrease due to foreign exchange rate fluctuations. Knee sales decreased 4 percent

(increased 8 percent excluding foreign exchange rate fluctuations), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex knee. Hip sales decreased 1 percent (increased 12 percent excluding foreign exchange rate fluctuations) driven primarily by strong sales of VerSys porous hip stems, introduction of the ZMR system and sales of Trilogy cups incorporating Longevity Crosslinked Polyethylene Liners. Fracture management product sales decreased 7 percent (increased 4 percent excluding foreign exchange rate fluctuations) reflecting continuing strong M/DN® Intramedullary Fixation sales, partially offset by lower sales of compression hip screws. Orthopaedic surgical products decreased 3 percent (increased 8 percent excluding foreign exchange rate fluctuations) for the quarter primarily due to strong sales of powered surgical instruments.

    Net sales in Europe grew 6 percent in the three month period ended September 30, 2001 compared to the same period in 2000, driven by higher sales in the United Kingdom, Germany, Spain, France and Italy. This increase was comprised of a 10 percent increase due to incremental volume and changes in the mix of product sales, a 2 percent increase due to higher average selling prices and a 6 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 7 percent (13 percent excluding foreign exchange rate fluctuations) driven by strong sales of the NexGen Legacy knees as well as the MIS™ M/G Unicompartmental knee. Hip sales increased 10 percent (16 percent excluding foreign exchange rate fluctuations) supported by the introduction of ZMR and increased sales of Trilogy cups incorporating Longevity Crosslinked Polyethylene Liners. Fracture management product sales decreased 2 percent (increased 3 percent excluding foreign exchange rate fluctuations) while orthopaedic surgical products decreased 1 percent (increased 5 percent excluding foreign exchange rate fluctuations).

    Overall, worldwide sales of reconstructive implants grew 16 percent in the three month period ended September 30, 2001 to $213.6 million (20 percent excluding foreign exchange rate fluctuations) compared to $184.5 million during the three month 2000 period. Sales of fracture management products increased 6 percent over the prior year to $31.4 million (10 percent excluding foreign exchange rate fluctuations), with significant new product introductions in the comparable prior year generating improved growth in this product category as compared with prior year. Sales of orthopaedic surgical products increased 10 percent over the prior year to $41.7 million (14 percent excluding foreign exchange rate fluctuations).

  Gross Profit

    Gross profit as a percentage of net sales was 72.5 percent for the three month period ended September 30, 2001, or 73.8 percent excluding separation costs of $3.7 million, compared to 71.3 percent in the comparable 2000 period. This increase was due, in part, to the impact of higher revenues resulting from higher average selling prices, favorable premium priced product mix, as well as improved manufacturing efficiencies associated with increased sales volume and enhanced productivity.

  Operating Expenses

    Research and development as a percentage of net sales was 6.4 percent for the three month period ended September 30, 2001, or 6.0 percent excluding separation costs of $1.1 million, compared to 5.1 percent for the comparable 2000 period. The increase was due to higher spending on research and development activities focused on broadening the Company's product offerings in areas such as less invasive orthopaedic procedures and incorporation of new materials such as Trabecular Metal. The increase was also due, in part, to higher spending for design and concept testing of new products and for increased activity related to post-market clinical studies and evaluations.

    Selling, general, and administrative expenses as a percentage of net sales was 48.4 percent for the three month period ended September 30, 2001, or 40.0 percent excluding $23.9 million of separation costs, compared to 40.4 percent for the comparable 2000 period. The reduction reflects a decrease in general administrative expenses, partially offset by an increase in selling expenses, reflecting investments to support the Company's U.S. distributor network.

  Earnings

    Operating profit for the three month period ended September 30, 2001 decreased 22 percent to $50.8 million from $64.9 million in the comparable 2000 period. Excluding separation costs of $28.7 million, operating profit increased 22 percent to $79.5 million in the quarter ended September 30, 2001, due primarily to the increase in gross profit margin and lower operating expenses.

    Interest expense for the three month period ended September 30, 2001 was $3.0 million, or $4.5 million as adjusted for pro forma interest.

    The effective tax rate on earnings before taxes increased to 42.7 percent for the three month period ended September 30, 2001 from 34.4 percent in the same period in 2000. Excluding separation costs and including pro forma interest expense for the three month period ended September 30, 2001, the effective tax rate increased to 36.1 percent as a result of lower expected foreign tax credits and increased domestic earnings resulting in higher state and local taxes.

    Net earnings decreased 35.7 percent to $27.4 million for the three month period ended September 30, 2001 compared to $42.6 million in the 2000 period. Basic and diluted earnings per share for the three month period ended September 30, 2001 decreased 36 percent to $0.14 from $0.22 in the 2000 period. Excluding separation costs of $21.5 million, net of tax, and including incremental pro forma interest expense, net of tax, of $1.0 million, net earnings increased 27 percent to $47.9 million from $37.8 million in 2000 including a full quarter of pro forma interest expense. Basic and diluted earnings per share increased 25 percent on a pro forma basis to $0.25 from $0.20 in the 2000 period.

Operating Profit by Segment

    The following table sets forth operating profit by segment for the three months ended September 30, 2001 and 2000:

Operating Profit by Segment
(Percent of net sales)

	Three Months Ended September 30,
	2001	2000
Americas	48%	48%
Asia Pacific	41	36
Europe	10	9

    Operating profit for the Americas as a percentage of net sales remained the same at 48 percent for the three month period ended September 30, 2001 and 2000, reflecting the favorable effects of increased sales of higher margin products and higher average selling prices offset by higher selling expenses.

    Operating profit for the Asia Pacific region as a percentage of net sales increased to 41 percent for the three month period ended September 30, 2001 as compared with 36 percent for the same period in 2000 due to reduced operating expenses driven by reductions in workforce in the region.

    Operating profit for Europe as a percentage of net sales increased to 10 percent for the three month period ended September 30, 2001 as compared with 9 percent for the same period in 2000, due primarily to favorable country and product mix.

Nine Months Results of Operations

    The following table sets forth the as reported and pro forma consolidated results of operations for the nine months ended September 30, 2001 and 2000. The pro forma amounts exclude the effect of costs incurred to separate from our former parent and include a full nine months of interest expense:

	(Unaudited, in millions except per share amounts)
	2001				2000
	As Reported	Pro Forma Adjustments		Pro Forma	As Reported	Pro Forma Adjustments		Pro Forma
Net Sales	$867.0	$—		$867.0	$766.2	$—		$766.2
Cost of products sold	243.4	(10.9	)(a)	232.5	210.7	—		210.7

Gross Profit	623.6	10.9		634.5	555.5	—		555.5

Research and development	53.7	(3.0	)(a)	50.7	36.3	—		36.3
Selling, general and administrative	393.6	(42.2	)(a)	351.4	323.6	—		323.6

Operating expenses	447.3	(45.2)		402.1	359.9	—		359.9

Operating Profit	176.3	56.1		232.4	195.6	—		195.6
Interest expense	3.0	14.0	(b)	17.0	—	21.8	(b)	21.8

Earnings before income taxes	173.3	42.1		215.4	195.6	(21.8)		173.8
Provision for income taxes	66.7	10.0	(c)	76.7	67.1	(7.4	)(c)	59.7

Net Earnings	$106.6	$32.1		$138.7	$128.5	$(14.4)		$114.1

Earnings Per Share
Basic	$0.55			$0.72	$0.66			$0.59
Diluted	$0.55			$0.71	$0.66			$0.59
Average Shares Outstanding
Basic	193.6			193.6	193.6			193.6
Diluted	194.1			194.1	193.6			193.6

    Except as noted below, the factors affecting the third quarter comparisons also affected the nine months comparison.

  Net Sales

    Net sales for the nine month period ended September 30, 2001 increased 13 percent to $867.0 million from $766.2 million for the nine month 2000 period. The increase resulted from a 14 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations.

Net Sales by Geographic Region
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
			Percent Increase (Decrease)
	2001	2000
Americas	$584.9	$484.7	21%
Asia Pacific	187.5	193.8	(3)
Europe	94.6	87.7	8

Total	$867.0	$766.2	13%

Net Sales by Product Category
(Unaudited, dollars in millions)

	Nine Months Ended September 30,
			Percent Increase (Decrease)
	2001	2000
Reconstructive implants	$650.0	$562.8	16%
Fracture management	95.2	92.2	3
Orthopaedic surgical products	121.8	111.2	10

Total	$867.0	$766.2	13%

    Net sales in the Americas increased 21 percent to $584.9 million for the nine month period ended September 30, 2001 as compared to the same period in 2000. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices.

    Net sales in Asia Pacific decreased 3 percent to $187.5 million for the nine month period ended September 30, 2001 as compared to the same period in 2000. This decrease was comprised of a 9 percent increase due to incremental volume and changes in the mix of product sales, offset by a 1 percent decrease due to lower average selling prices and a 11 percent decrease due to foreign exchange rate fluctuations.

    Net sales in Europe increased 8 percent to $94.6 million for the nine month period ended September 30, 2001 as compared to the same period in 2000. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase in higher average selling prices and partially offset by a 7 percent decrease due to foreign exchange rate fluctuations.

    Worldwide, reconstructive implant sales increased 16 percent in the nine month period ended September 30, 2001 over the prior year to $650.0 million (19 percent excluding foreign exchange rate fluctuations) while fracture management product sales rose 3 percent to $95.2 million (7 percent excluding foreign exchange rate fluctuations) and sales of orthopaedic surgical products increased 10 percent to $121.8 million (13 percent excluding foreign exchange rate fluctuations).

  Gross Profit

    Gross profit as a percentage of net sales was 71.9 percent for the nine month period ended September 30, 2001, or 73.2 percent excluding separation costs of $10.9 million, compared to 72.5 percent in the comparable 2000 period. This increase was due, in part, to the impact of higher revenues resulting from increases in average selling prices, favorable mix of premium priced products, and improved manufacturing efficiencies.

  Operating Expenses

    Research and development as a percentage of net sales was 6.2 percent for the nine month period ended September 30, 2001, or 5.8 percent excluding separation costs of $3.0 million, compared to 4.8 percent for the comparable 2000 period. The increase was due to higher spending on research and development activities focused on broadening our product offerings in areas such as less invasive orthopaedic procedures and incorporation of new materials such as Trabecular Metal. The increase was also due, in part, to higher spending for design and concept testing of new products and for increased activity related to post-market clinical studies and evaluations.

    Selling, general, and administrative expenses as a percentage of net sales was 45.4 percent for the nine month period ended September 30, 2001, or 40.5 percent excluding $42.2 million of separation costs, compared to 42.2 percent for the comparable 2000 period due to non-recurring charges of $10.8 million, or 1.4 percent of net sales, incurred in 2000 in connection with the termination of a distribution agreement in the Americas and reductions in force in the United States, Japan and Europe.

  Earnings

    Operating profit for the nine months ended September 30, 2001 decreased 10 percent to $176.3 million from $195.6 million for the comparable 2000 period. Excluding separation costs of $56.1 million, operating profit increased 19 percent to $232.4 million for the nine month period ended September 30, 2001.

    Interest expense for the nine month period ended September 30, 2001 was $3.0 million. On a pro forma basis, interest expense for the nine month period ended September 30, 2001 was $17.0 million.

    The effective tax rate on earnings before taxes increased for the nine month period of 2001 to 38.5 percent from 34.3 percent in the comparable 2000 period. Excluding separation costs and including pro forma interest expense, the effective tax rate increased to 35.6 percent for the nine month 2001 period as a result of expected lower foreign tax credits and increased domestic earnings resulting in higher state and local taxes.

    Net earnings decreased 17 percent for the nine month period ended September 30, 2001 to $106.6 million from $128.5 million in the comparable 2000 period. Basic and diluted earnings per share decreased 17 percent for the nine month period ended September 30, 2001 to $0.55 from $0.66 in the comparable 2000 period. Excluding separation costs of $41.0 million, net of tax, and including pro forma interest expense, net of tax, of $8.9 million, net earnings increased 22 percent to $138.7 million from 2000 net earnings of $114.1 million on a pro forma basis. Basic earnings per share increased 22 percent to $0.72 from $0.59 and diluted earnings per share increased 20 percent to $0.71 from $0.59 on a pro forma basis in the 2000 period.

  Operating Profit By Segment

    The following table sets forth operating profit by segment for the nine months ended September 30, 2001 and 2000:

Operating Profit by Segment
(Percent of net sales)

	Nine Months Ended September 30,
	2001	2000
Americas	48%	48%
Asia Pacific	39	37
Europe	11	12

    Operating profit for the Americas as a percentage of net sales remained at 48 percent for the nine months ended September 30, 2001 as compared with the same period in 2000.

    Operating profit for the Asia Pacific region as a percentage of net sales increased to 39 percent for the nine months ended September 30, 2001 as compared with 37 percent for the same period in 2000 due to reduced operating expenses driven by reductions in workforce in the region.

    Operating profit for Europe as a percentage of net sales decreased to 11 percent for the nine months ended September 30, 2001 as compared with 12 percent for the same period in 2000 due to currency rate fluctuations.

Liquidity and Capital Resources

    Cash flow generated from operations was $120.2 million in the nine months ended September 30, 2001 compared to $167.3 million in the nine months ended September 30, 2000. The decrease in cash flow from operations is primarily attributable to lower net earnings caused by the incurrence of separation costs. Excluding separation costs and including nine months of interest expense, cash flow generated from operations was $144.1 million compared to $153.0 million in the nine months ended September 30, 2000.

    Cash flow used in investing activities was $38.4 million in the nine months ended September 30, 2001 compared to $23.7 million in the comparable period last year. The increase in capital expenditures in 2001 is due principally to projects expected to be substantially completed in 2001, including the expansion of the Company's main distribution facility in Warsaw, Indiana, the purchase of computer hardware and software for a new information technology system for the Company's North American operations, investments to increase manufacturing capacity and additional computer system infrastructure required as a result of the separation from Bristol-Myers Squibb.

    On July 31, 2001, the Company and certain subsidiaries of the Company entered into a $600 million three-year, multi-currency, revolving senior unsecured credit agreement (the "Credit Facility"). The Credit Facility contains customary affirmative and negative covenants, including a maximum leverage ratio and a minimum interest coverage ratio. The Company is in compliance with all covenants under the Credit Facility. Available borrowings under the Credit Facility at September 30, 2001 were approximately $196.5 million.

    Management believes that cash flows from operations, together with available borrowings under the Credit Facility, will be sufficient to meet the Company's working capital, costs associated with the separation, capital expenditure and debt service needs in the near term. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the distribution. Under the tax sharing agreement with its former parent the Company is required to indemnify the former parent for the amount of any tax imposed under Section 355(e) of the Internal Revenue Code.

Recent Accounting Pronouncements

    In July 2001 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001 and addresses the initial recognition of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination, whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 141 had no material effect and SFAS No. 142 is not expected to have a material effect on the Company's consolidated financial statements.

    In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 shall be effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. This pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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

    These forward-looking statements are subject to a number of uncertainties and risks. For a discussion of such uncertainties and risks, see the Information Statement dated July 12, 2001 included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    There have been no material changes from the information provided in the Information Statement dated July 12, 2001 included in the Company's Registration Statement on Form 10 and filed with the Securities and Exchange Commission.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

    Please refer to Note 11 of the Interim Consolidated Financial Statements for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    The following Exhibits are submitted herewith:

3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2
Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001(incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3	Restated Bylaws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to Current Report on Form 8-K dated November 13, 2001)
4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to Registration Statement on Form 10, dated July 12, 2001)
4.2
Rights Agreement between Zimmer Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of August 6, 2001(incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 13, 2001)
4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto)
10.1
Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (herein incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated November 13, 2001)
10.2
Interim Services Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001(incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 13, 2001)
10.3
Employee Benefits Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001(incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated November 13, 2001)
10.4
Tax Sharing Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001(incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated November 13, 2001)
10.5	Zimmer Holdings, Inc. Savings and Investment Program, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 6, 2001)
10.6	Zimmer Holdings, Inc. 2001 Stock Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 6, 2001)
10.7	Zimmer Holdings, Inc. TeamShare Stock Option Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 6, 2001)

10.8	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K dated August 6, 2001)
10.9	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.10
Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated August 6, 2001)
10.11
Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 6, 2001)
10.12	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees(incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)

(b) Reports on Form 8-K

  A report on Form 8-K, dated July 16, 2001 was filed reporting under Item 7 selected unaudited financial information for the year ended December 31, 2000 and reporting under Item 9 the Company's announcement of its receipt of the necessary clearances from the New York Stock Exchange (NYSE) and the SEC to list its common stock on the NYSE upon the effectiveness of the spin-off.

  A report on Form 8-K, dated July 25, 2001 was filed reporting under Item 9 the Company's issuance of a press release on July 25, 2001 announcing 2001 second quarter and first half net sales and earnings in anticipation of the spin-off. A copy of the July 25, 2001 press release was filed as Exhibit 99.1 under Item 7 of the 8-K.

  A report on Form 8-K, dated August 1, 2001 was filed reporting under Item 9 the Company's release of unaudited combined statements of earnings for the three months and six months ended June 30, 2001 and 2000, unaudited net sales by geographic region and by product category for the three months and six months ended June 30, 2001 and 2000, unaudited combined balance sheets as of June 30, 2001 and December 31, 2000, and unaudited combined statements of cash flows for the six months ended June 30, 2001 and 2000 (collectively, the "Selected Financial Data"). Exhibit 99.1 was filed under Item 7 of the 8-K detailing the Selected Financial Data.

  A report on Form 8-K dated August 6, 2001 was filed reporting under Item 5 the Company's appointment of new directors, its adoption of a new credit facility and its adoption of employee benefit plans.

  A report on Form 8-K dated November 13, 2001 was filed reporting under Item 5 to facilitate the filing of exhibits to the report executed copies of certain incomplete exhibits previously filed and certain other instruments, documents or contracts.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)
Date: November 13, 2001	By:	/s/ SAM R. LENO Sam R. Leno Senior Vice President and Chief Financial Officer
Date: November 13, 2001	By:	/s/ JAMES T. CRINES James T. Crines Vice President, Controller

QuickLinks

ZIMMER HOLDINGS, INC. INDEX TO FORM 10-Q September 30, 2001
  Part I—FINANCIAL INFORMATION
  Item 1. Financial Statements
ZIMMER HOLDINGS, INC. CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited, in millions except per share amounts)
ZIMMER HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited, dollars in millions)
ZIMMER HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (Unaudited, dollars in millions)
ZIMMER HOLDINGS, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY AND NET INVESTMENT IN ZIMMER BY FORMER PARENT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 (Unaudited, dollars in millions)
ZIMMER HOLDINGS, INC. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Unaudited, dollars in millions except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES