Form 10-K405
period 2001-12-31
ZIMMER HOLDINGS INC
filed 2002-03-13
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2001

Commission file number 001-16407

ZIMMER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)
345 East Main Street	46580
Warsaw, Indiana	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(574) 267-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      As of February 13, 2002, 193,966,174 shares of the registrant’s $.01 par value common stock were outstanding. The aggregate market value of shares held by non-affiliates was $6,654,870,206 (based on closing price of these shares on the New York Stock Exchange on such date and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”).

Documents Incorporated by Reference

Document	Form 10-K

Proxy Statement with respect to the 2002 Annual Meeting of Stockholders	Part III

      This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, customer demand for products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, effects of complying with applicable governmental regulations, product liability and intellectual property litigation losses, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

ZIMMER HOLDINGS, INC.

2001 FORM 10-K ANNUAL REPORT

PART I

Item 1.     Business

General

      Zimmer Holdings, Inc., a Delaware corporation, was incorporated on January 12, 2001, as a wholly-owned subsidiary of Bristol-Myers Squibb Company as part of a previously announced plan by Bristol-Myers Squibb to create a separate company relating to the design, development, manufacture and marketing of orthopaedic reconstructive implants, fracture management products and other products used for orthopaedic and general surgery. Zimmer, Inc., the Company’s predecessor founded in 1927, was acquired by Bristol-Myers Squibb in 1972 and along with its wholly-owned subsidiaries and certain other Bristol-Myers Squibb operations comprised the orthopaedics business of Bristol-Myers Squibb. Unless the context requires otherwise, the terms “Company” and “Zimmer” as used herein refer to Zimmer Holdings, Inc. and all of its subsidiaries and the predecessor orthopaedics business operated under Bristol-Myers Squibb.

      On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of the Company’s common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. Bristol-Myers Squibb received a ruling from the Internal Revenue Service that the transfer of the orthopaedic business to the Company and the subsequent distribution of all Company common stock to Bristol-Myers Squibb stockholders qualified as a tax free transaction.

      The Company has operations in 20 countries and markets products in 70 countries, with headquarters in Warsaw, Indiana, and manufacturing, distribution and warehousing and/or office facilities in more than 50 locations worldwide.

Products

      The Company is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders, and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone or tissue to support the body’s natural healing process. The Company also manufactures and markets orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. The Company manages its operations through three major geographic areas – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. Information about geographic segments can be found in Note 13 to the Consolidated Financial Statements, which are included herein under Item 8.

     Reconstructive Implants

      Reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. The majority of reconstructive implant procedures restore joint function lost due to degenerative diseases such as arthritis and relieve pain in knees and hips.

     Knee Implants

      Total knee surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articulating surface (placed on the tibial tray).

      Knee replacement surgeries include first-time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure.

Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side or compartment of the knee with a unicompartmental knee prosthesis. The Company offers a wide range of products for specialized knee procedures, including the following brands:

NexGen® Complete Knee Solution. The NexGen knee product line is a comprehensive system for knee replacement surgery with a leading position in posterior stabilized and revision procedures. The NexGen knee system offers joint stability and sizing that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen knee system provides surgeons with complete and versatile knee instrument options, including milling and multiple saw blade cutting instrument systems. The breadth and versatility of the NexGen knee system allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies.

The NexGen Legacy® Posterior Stabilized Knee product line utilizes a posterior stabilized surgical approach. The posterior stabilized capabilities have recently been augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee, a high-flexion implant that can accommodate knee flexion up to a 155-degree range of motion in some patients when implanted using a specialized surgical technique.

The NexGen Revision Knee product line is designed with extensive options to accommodate the variable needs in revision procedures. These products accommodate more difficult procedures as certain products are augmentable for bone loss and provide increased constraint for laxity of the ligaments.

M/ G™ Unicompartmental Knee System. The M/ G uni system boasts a 98 percent implant survival rate post-surgery at 10 years and applies the same flexibility and quality of our other knee implant products to the unicompartmental procedure. The M/ G uni system’s patented minimally invasive intramedullary instrumentation, as well as its new minimally invasive extramedullary instrumentation, offers accurate alignment, precise cuts and secure fixation that provide surgeons with the ability to accurately and efficiently repair damage to joint surfaces of one knee compartment with predictable, reproducible results through a small incision. The new minimally invasive instrumentation for the M/ G uni system positions the Company to continue to lead and to capitalize on growing trends toward less invasive surgical procedures.

Prolong™ Highly Crosslinked Polyethylene Articular Surfaces. Prolong Polyethylene is a new bearing surface material for total knee replacement. In certain laboratory tests that simulate joint function, it demonstrates improved wear performance compared to current normal polyethylene bearing material. The Food and Drug Administration has approved the additional claim of “resistance to delamination” for Prolong Polyethylene. Most knee articulating surfaces only receive the more general “resistance to wear” claim that clearly does not definitively address the primary mode of failure in knees, which is sub-surface fatigue.

Hip Implants

      Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip and include first time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure. The femur is the long bone between the pelvis and the knee. The acetabulum is the cup-shaped portion of the pelvis. Historically, most hip implant procedures have involved the use of bone cement to attach the prosthetic components to the surrounding bone. Today, many femoral and acetabulum cup replacement components are porous which means they do not require bone cement because bone can actually grow into, and onto, the implant surface. The Company’s hip replacement products are among the industry’s leading brands, which include:

VerSys® Hip System. The VerSys Hip System, a Zimmer flagship brand, is supported by a common instrumentation set and is an innovative, integrated family of hip products that offers surgeons design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys stems. In addition, the flexibility of the VerSys stem platform allows for the incorporation of technological developments, with the planned introduction of approximately 340 new stems, some of which were launched in 2001.

ZMR™ Hip System. The ZMR Revision Hip System, introduced in 2000 to address the porous modular revision market, provides the versatility to accommodate varying fixation and sizing needs. Building on the ZMR Revision Hip System, the recent launch of revision acetabular components will allow the Company to provide a comprehensive approach to revision hip surgery that matches its approach to revision knee surgery.

Specialty Hips. To complement the broad capabilities of the above hip brands, the Company offers a number of specialty hip products tailored to the needs of specific patient populations and geographic regions. The Mayo®[1] Conservative Hip Prosthesis, a novel, short-stemmed, porous femoral implant was developed for minimal bone removal. The CPT® Hip System, the cemented hip brand designed for both initial and revision procedures, was tailored for countries with a historical preference towards collarless, polished, tapered products. The Company is currently seeking pre-marketing regulatory approval (“PMA”) in the United States for the Epoch® Hip Prosthesis product line, which is comprised, in part, of a unique composite material that allows the normal amount of anatomical stress to be placed on patients’ bones while still potentially providing extensive fixation and reduced thigh pain. The system is currently available in Europe.

Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is a leading acetabular cup system. The Trilogy acetabular family of products offers patients and surgeons innovative options and versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liners, is designed to reduce polyethylene wear debris associated with reconstructive implants. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. The Trilogy Acetabular System also features a variety of fixation surfaces with successful long-term history, including a titanium fiber mesh to provide biological fixation. These are porous implants that do not require bone cement because bone can grow into, and onto, the implant surface. The Company has and continues to augment its offerings of porous reconstructive hip implants through the introduction of Trabecular Metal, a material that provides a dramatically higher level of porosity than existing alternatives and is similar in stiffness to natural bone and is believed to be a major advancement in orthopaedic materials.

Minimally Invasive SolutionsTM (“MIS”). In 2001, the Company announced that it had established a dedicated business team to maximize the potential patient benefits of applying minimally invasive surgical techniques to orthopaedic surgery. The Company also indicated it will create a medical education process, the MIS Institute, to help facilitate training for surgeons and other medical professionals on the procedures required for minimally invasive procedures. The Company is currently working with three major medical centers to evaluate and refine an advanced minimally invasive hip replacement procedure. The goals of this effort are to reduce postoperative rehabilitation and to accelerate a patient’s recovery of life style. The Company’s MIS business unit will focus both on further commercializing existing minimally invasive approaches and investigating ways to apply

1 trademark of Mayo Foundation

minimally invasive principles to additional procedures. A distinct medical education process, the MIS Institute will also be created to facilitate the training required for these procedures. One of the surgical approaches employed for the MIS hip procedure uses two small portals, each less than two inches in diameter. Standard implants are used in the procedure. The incision for a traditional, open hip replacement is as much as 12 inches long. Other less invasive approaches such as a “mini” incision are also being evaluated.

     Other Reconstructive Implants

      The Coonrad/ Morrey product line is a leading family of elbow replacement implant products and the Bigliani/ Flatow® shoulder product line gives the Company a significant share of the global shoulder implant market. These systems are designed to treat arthritic conditions and fractures as well as to enhance the outcome of primary or revision surgery. Both systems offer surgeons a wide variety of implants and instrumentation to accommodate differing surgical philosophies and patient needs.

     Fracture Management

      Fracture management products include devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, rods, wires and pins. In addition, tissue attachment devices are used to treat soft tissue trauma. The Company offers a comprehensive line of products designed for use in the fixation of fractures, including hip fixation products, plates, screws, pins, wires and nails. The recently expanded fracture management product line enables the Company to offer surgeons cost-effective, quality products, including:

M/DN® Intramedullary Fixation. The M/DN nail, an intramedullary nailing system for the internal fixation of long bone fractures, incorporates implants and instruments to align and fix fractures of the tibia, femur and humerus. The system has multiple screw options to provide increased surgical flexibility. An innovative screw hole configuration has expanded applications for the product. In addition, the introduction of a minimally invasive approach has been developed to further expand the brand in the marketplace.

Zimmer® Periarticular Plating System. The periarticular plating system, used to stabilize fractures near joints, permits fracture fixation plates to be accurately fitted to the anatomy of the periarticular, or joint, region of the distal femur, proximal tibia and distal tibia in a low-profile format.

Zimmer Plates and Screws (“ZPS”). The ZPS internal fracture fixation system is a comprehensive system of certified stainless steel plates, screws and instruments for internal fracture compression. Because this system is compatible with major competitive systems made by other market participants, it affords surgeons added flexibility and value.

Cable-Ready® Cable Grip System. The patented Cable-Ready Cable Grip System encircles bone fragments with wire to hold them together. The system has an innovative mechanism that minimizes cable tension loss typical of similar cable system devices.

TransFxTM 2 External Fixation System. The TransFx fixator product is a comprehensive external fixation system that provides versatility in treating a variety of fractures of the upper and lower extremity. The system is designed to increase flexibility of fixation options while reducing system complexity.

2 trademark of Immedica, Inc.

     Orthopaedic Surgical Products

      The Company manufactures and markets other surgical products, which surgeons use for both orthopaedic and non-orthopaedic procedures, including tourniquets, blood management systems, wound debridement products, powered instruments for use in surgical procedures, pain management devices and orthopaedic softgoods, which provide support and/or heat retention and compression for trauma of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company has developed, and intends to continue developing, technologically advanced surgical products to support its reconstructive implant and fracture management product systems in the operating room environment with a focus on blood and pain management systems.

OrthoPAT®[3] Autotransfusion System. This innovative autotransfusion system, which includes patented disposable components, has been specifically designed to collect and prepare a patient’s own blood for re-infusion during and following an open surgical procedure. Depending on the nature of the surgery performed, multiple OrthoPAT autotransfusion units may be required for a single procedure. The Company markets OrthoPAT Autotransfusion System through an exclusive distribution arrangement in the United States and Canada.

Pulsavac® Plus Wound Debridement System. The Company recently introduced the Pulsavac Plus lavage system, a variable-powered, fully disposable debridement system with the versatility to meet the needs of today’s operating room.

Palm PumpTM 4 Pain Management System. The Palm Pump Pain Management System, developed and manufactured by Sorenson Medical, Inc., provides a continuous infusion of local anesthetic directly to a surgical site. The pump, designed for use both during and after surgery, allows surgeons and patients to adjust anesthesia levels depending on pain levels. Designed to dull sensation in pre-defined surgical locations only, this pump avoids altering sensation in other body parts or depressing patient consciousness. In addition, used as a post-operating pain management device, the pump can increase patient mobility, facilitate rehabilitation and increase patient satisfaction. The pump may have particularly strong application potential in minimally invasive surgical procedures and would expedite a patient’s return to mobility after such procedures. The Company markets this pump through an exclusive distribution arrangement in the United States.

Product Development

      The Company is engaged in ongoing research and development to introduce clinically advanced new materials, product designs and surgical techniques. The product development function is integrated with strategic brand marketing and manufacturing efforts, which allows the Company to understand its customers’ needs and to respond more quickly with top-quality products. The rapid commercialization of innovative new materials, product designs and surgical techniques, one of the Company’s core strategies, has been an important driver of sales growth in recent years.

      New products, procedures, techniques and instruments introduced since 1997 include the ZMR hip system, the Legacy Posterior Stabilized Flex Knee, the Longevity Highly Crosslinked Polyethylene Liner for hip cups, the M/DN intramedullary nail, the Bigliani/ Flatow shoulder implant, the Prolong Highly Crosslinked Polyethylene for total knee replacement, M/G Unicompartmental Knee System with MIS instrumentation, Zimmer Plates and Screws internal fracture fixation system, the TransFx External Fixation System and the Trabecular Metal Monoblock Cup.

      The Company is actively broadening its product offerings in each of the product categories and exploring new technologies that have applications in multiple areas. For the years ended December 31, 2001, 2000 and 1999, the Company spent approximately $71.6 million, $52.0 million and $45.2 million,

3 trademark of Haemonetics Corporation
4 trademark of Sorenson Medical, Inc.

respectively, on research and development. The increase in research and development expenditures has accelerated the output of new reconstructive implant and fracture management products through advanced new materials, product designs and surgical techniques. The Company’s primary research and development facility is located in Warsaw, Indiana, and employs more than 330 research and development employees.

      The Company will continue to identify and capitalize on external sources of innovative technologies through possible acquisitions of other complementary products, businesses, technology licensing arrangements and strategic alliances. During 2001 the Company announced the creation of a medical education process, the MIS Institute, to help facilitate training for surgeons and other medical professionals on the procedures for applying minimally invasive surgical techniques to orthopaedic surgery. In connection with this, the Company is working with major medical centers to evaluate and refine an advanced minimally invasive hip replacement procedure. In addition, the Company has developed and maintains close relationships with a number of widely recognized orthopaedic surgeons who assist in product research and development.

Government Regulations

      The Company is subject to some degree of government regulation with regard to its products and operations in the countries in which it operates. It is the policy of the Company to comply fully with all regulatory requirements applicable to its products and operations.

      In the United States, the Medical Device Amendments of 1976 to the Federal Food, Drug and Cosmetic Act, the Safe Medical Devices Act of 1990, the FDA Modernization Act, and regulations issued or proposed thereunder, provide for regulation by the Food and Drug Administration (“FDA”) of the development, testing, manufacturing and marketing of medical devices. The FDA regulates laboratory and manufacturing practices, labeling and record keeping for medical devices and review of required manufacturers’ reports of adverse experience to identify potential problems with marketed medical devices. A few of the devices developed and marketed by the Company are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The FDA has the authority to halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of the Company’s products.

      In many of the foreign countries in which the Company markets its products, it is subject to regulations affecting, among other things, product standards, packaging requirements, labeling requirements and import restrictions. Many of the regulations applicable to the Company’s devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain Community European (CE) marks for their products. The Company has authorization to place the CE mark on products it distributes in European Union countries.

      Regulatory requirements affecting the Company and its products have continued to increase. It has always been the practice of the Company to comply with all regulatory requirements governing its operations and products; and the Company believes that the manufacturing, quality control and internal control procedures that it employs meet the requirements of the regulations in all material respects.

      Government agencies and legislative bodies in the United States and throughout the world influence reimbursement rates to varying degrees. The Company believes that its experience in dealing with governmental regulatory requirements, its efficient means of distribution and its emphasis on the ongoing development of efficacious and technologically advanced products should enable it to continue to compete effectively within this regulated environment.

      The orthopaedic industry is subject to various government regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in government healthcare programs, including Medicare, Medicaid, VA health programs and CHAMPUS. The scope and enforcement of these laws and regulations are uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. The Company believes that its operations are in material compliance with these laws.

      The Company’s facilities and operations are subject to various government environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties by pollutants. The Company believes it is currently in material compliance with such requirements.

Sales and Marketing

      The Company has operations in 20 countries and markets its products in 70 countries. Globally, the Company manages its business through three major geographic areas — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised principally of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. Company products are distributed in these regions primarily through networks of agents and distributors who market and sell to orthopaedic surgeons, third party distributors, hospitals and surgery centers, among others.

      The Company’s primary customers include orthopaedic surgeons, hospitals and healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons. A majority of U.S. hospitals and surgeons belong to at least one group purchasing organization. No individual end user accounted for over 0.5 percent of net sales.

      The Company utilizes more than 1,200 sales associates, sales managers and support personnel, some of whom are employed by independent distributors. The Company invests a significant amount of time and expense in providing training in such areas as product features and benefits, how to use specific products and how to best assist surgeons. The presence of sales representatives is deemed by surgeons and hospitals to be necessary in a high number of procedures and the extensive sales training provided by the Company enables representatives, when requested, to make meaningful contributions during surgeries. Salesforce representatives rely heavily on strong technical selling skills, medical education and in-surgery staff technical support.

      In response to the different healthcare systems throughout the world, the Company’s sales and marketing strategies and organizational structures differ by region. The Company has, however, carefully integrated a global approach to salesforce training, marketing and medical education into each locality to provide consistent, high quality service. The Company sponsors more than 300 medical education events each year for and with orthopaedic surgeons around the world.

      The Americas is the largest region, accounting for approximately 67 percent of 2001 sales, with the United States accounting for the vast majority of sales in this region. The U.S. salesforce consists of 26 independent distributors with more than 650 sales associates, sales managers and support personnel, all of whom sell Company products exclusively. Also, the Company has concentrated on negotiating contracts with buying groups and managed care accounts and has increased unit growth by linking the level of discount received to sales growth.

      The Asia Pacific region accounted for approximately 22 percent of 2001 sales with Japan being the largest foreign market, constituting the vast majority of sales in this region. In Japan the Company maintains a hybrid network of approximately 130 dealers and approximately 150 direct sales associates who have built strong relationships with leading orthopaedic surgeons. The knowledge and skills of sales associates play a critical role in Japan because many doctors perform orthopaedic surgeries infrequently and must rely on the orthopaedic salesforce for extensive technical support. Also, in many hospitals, operating room nurses do not specialize and often have relatively minimal knowledge of, and experience with, orthopaedic instrumentation and procedures. The Company intends to continue to strengthen its relationships with Japanese surgeons through its medical education conferences.

      The European region accounted for approximately 11 percent of 2001 sales, with the principal countries in which the Company operates being France, Germany, Italy, Spain and the United Kingdom. The Company’s salesforce in this region is also comprised of direct sales associates, independent distributors and commissioned agents.

Competition

      The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, fracture management and orthopaedic surgical products, major competitors include J&J DePuy Orthopaedics (a subsidiary of Johnson & Johnson); Biomet, Inc.; Stryker Corp.; Smith & Nephew, Inc.; Sulzer Medica Ltd. and Synthes-Stratec. Competition within the industry is primarily based on technology, quality, reputation, customer relationships and service.

      In the Americas, J&J DePuy, Biomet, Inc. and Stryker Corp., along with the Company, account for a large majority of the total reconstructive implant sales.

      In the Asia Pacific market for reconstructive implant and fracture management products, the Company competes primarily with J&J DePuy and Stryker Corp. as well as regional companies, including Kyocera and MDM. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

      In Europe the reconstructive implant and fracture management product markets are more fragmented than the Americas or the Asia Pacific regions. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has allowed for the survival of many small, niche European companies. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, the Company, in addition to its global products, will continue to develop and produce specially tailored products to meet specific European needs. The Company believes it is a leading player in this region in the reconstructive implant market.

      The Company believes that patents and other proprietary rights are important to the success of its business and also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company protects its proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information.

      The Company owns more than 610 issued patents and over 220 pending patent applications and has licensed more than 440 issued patents and over 250 pending patent applications that relate to aspects of the technology incorporated in many of its products. Also, the Company is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for the life of the licensed patent, the exclusive or non-exclusive rights to these patents in consideration for royalty payments, including highly crosslinked polyethylene. In August 2000 the Company entered into an exclusive distribution and strategic alliance agreement with Implex Corporation, relating to the development and distribution of reconstructive implant and fracture management products incorporating Trabecular Metal technology. This agreement provides the Company, with an exclusive right, subject to specified conditions beginning with the third quarter of 2003, to purchase specified assets and proprietary rights of the Implex Corporation utilizing a predefined process.

Employees

      At December 31, 2001, the Company employed more than 3,400 employees worldwide including more than 330 employees dedicated to research and development. Approximately 2,550 employees are located within the United States and 850 employees are located outside of the United States, primarily in Japan and throughout Europe. Approximately 200 North American employees are members of a trade union covered by a collective bargaining agreement. In addition, approximately 10 employees are represented by a union in the United Kingdom.

      In May 2000, the Company renewed a collective bargaining agreement with the United Steelworkers of America covering employees at the Dover, Ohio, facility. This agreement is effective until May 15, 2003, and is automatically renewed on a year-to-year basis until either party gives a written notice of its intent to terminate the agreement, 60 days prior to a termination date. The Company believes that its relationship with its employees and the unions that represent them is good.

Item 2.     Properties

      The Company has the following properties:

		Owned/	Square
Location	Use	Leased	Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing, Administration and Corporate Headquarters	Owned	803,400
Warsaw, Indiana	Warehousing	Leased	89,000
Statesville, North Carolina	Manufacturing and Warehousing	Owned	156,000
Dover, Ohio	Research & Development, Manufacturing and Warehousing	Owned	140,000
Sydney, Australia	Offices and Warehousing	Leased	24,000
Wemmel, Belgium	Offices and Warehousing	Leased	27,460
Shanghai, China	Offices and Warehousing	Leased	5,136
Aix en Provence, France	Offices and Warehousing	Leased	5,000
Dietzenbach, Germany	Offices and Warehousing	Leased	14,115
Kiel, Germany	Offices and Warehousing	Leased	21,000
Milan, Italy	Offices and Warehousing	Leased	24,349
Fukuoka, Japan	Distribution	Leased	19,161
Gotemba, Japan	Offices, Service Center and Warehousing	Owned	83,000
Tokyo, Japan	Offices and Warehousing	Leased	11,588
Seoul, Korea	Offices and Warehousing	Leased	20,788
B.S.Amersfoort, Netherlands	Offices and Warehousing	Leased	4,560
Auckland, New Zealand	Offices and Warehousing	Leased	4,400
Mississauga, Ontario	Offices and Warehousing	Leased	52,000
Ponce, Puerto Rico	Manufacturing and Warehousing	Owned	112,800
Rio Piedras, Puerto Rico	Offices and Warehousing	Leased	3,475
Singapore	Offices and Warehousing	Leased	10,000
Barcelona, Spain	Offices and Warehousing	Leased	16,211
Taipei, Taiwan	Offices and Warehousing	Leased	7,571
Swindon, United Kingdom	Offices and Warehousing	Leased	65,000

      In addition to the above, the Company maintains more than 20 offices and warehouse facilities in various countries, including the United States, Japan, Australia, France and China. The Company believes that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

Item 3.     Legal Proceedings

      Information pertaining to legal proceedings can be found in Note 16 to the Consolidated Financial Statements, which are included herein under Item 8.

Item 4.     Submission of Matters to a Vote of Security Holders.

      Not Applicable.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters.

      The Company’s common stock, $.01 par value, is traded on the New York Stock Exchange under the symbol “ZMH.” The high and low sales prices for the common stock for the calendar quarters since August 7, 2001, (the first day of trading of the common stock), are set forth as follows:

QUARTERLY HIGH-LOW SHARE PRICES

	High	Low

Year Ended December 31, 2001:
Third Quarter (August 7, 2001 through September 30, 2001)	$30.50	$24.70
Fourth Quarter	$33.30	$27.50

      The Company has not declared or paid dividends on the common stock since becoming a public company on August 6, 2001. Currently, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company’s credit facility also restricts the payment of dividends under certain circumstances.

      The number of stockholders of record on February 13, 2002, was 620,581. On February 13, 2002, the closing price of the common stock, as reported on the New York Stock Exchange, was $34.45 per share.

Item 6.     Selected Financial Data.

      The financial information for each of the five years ended December 31, 2001, is set forth below (in millions, except per share amounts):

SUMMARY OF OPERATIONS

	2001	2000	1999	1998	1997(2)

					(unaudited)
Net sales	$1,178.6	$1,040.6	$938.9	$860.8	$849.9
Net earnings	149.8	176.0	149.9	144.9	61.9
Pro forma net earnings (unaudited)(1)	190.8	N/A	N/A	N/A	N/A
Earnings per common share
Basic	$0.77	$0.91	$0.77	$0.75	$0.32
Diluted	0.77	0.91	0.77	0.75	0.32
Pro forma earnings per common share (unaudited)(1)
Basic	$0.99	N/A	N/A	N/A	N/A
Diluted	0.98	N/A	N/A	N/A	N/A
Average common shares outstanding(3)
Basic	193.7	193.6	193.6	193.6	193.6
Diluted	194.3	193.6	193.6	193.6	193.6
BALANCE SHEET DATA
Total assets	$745.0	$597.4	$605.6	$579.2	$611.5
Due to former parent	–	144.0	41.0	50.0	87.0
Short-term debt	150.0	–	–	–	–
Long-term debt	213.9	–	–	–	–
Other long-term obligations	79.3	5.5	4.2	3.2	0.9
Stockholders’ equity	78.7	N/A	N/A	N/A	N/A

(1)	Pro forma earnings exclude $70.0 million ($49.9 million net of tax) in costs relating to the separation of the Company from its former parent and include interest expense related to debt expected to be assumed or incurred under the Credit Facility (see Separation from Bristol-Myers Squibb in Item 7) as if outstanding from January 1, 2001. Assumed average outstanding borrowings from January 1 to July 31, 2001 were $450 million at an average interest rate of 5.4 percent. Interest expense includes the amortization of fees. Pro forma financial information is presented herein to provide users of the financial statements with information about the impact of the Company’s separation from its former parent.

(2)	During 1997, management changed its strategic focus and operating structure by exiting certain businesses, closing manufacturing facilities, reorganizing its U.S. distributor network, centralizing its European operations, streamlining product lines and reducing the size of its organization. As a result, net earnings in 1997 were reduced due to pretax charges of $104 million ($64 million after taxes).

(3)	For periods ended prior to August 6, 2001, average common shares reflect the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the stockholders of the Company’s former parent. For periods subsequent to August 6, 2001, average common shares reflect any new issuances of common stock and the dilutive effect of outstanding stock options, where appropriate.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.

Overview

      The Company is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets surgical products for orthopaedic and general surgery. With operations in 20 countries and products marketed in 70 countries, operations are managed through three geographic regions — the Americas, Asia Pacific and Europe.

Separation from Bristol-Myers Squibb

      The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock. In addition, the Company assumed all obligations under a $600 million credit facility (“Credit Facility”) established by the Company and its former parent with then outstanding borrowings of $290 million. With additional borrowings under the Credit Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Credit Facility for separation costs. In addition, the Company recognized certain liabilities and obligations for pension, postretirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities, obligations and other adjustments are reflected in the remaining net investment in the Company by its former parent of $14.1 million as of the distribution date. The distribution qualified as a tax-free transaction under Section 355 and 368(a)(1)(1) of the Internal Revenue Code of 1986 as more fully described in Note 12 to the Consolidated Financial Statements, which are included herein under Item 8.

      The Company incurred $70.0 million ($49.9 million net of taxes) in costs, fees and expenses relating to the separation from Bristol-Myers Squibb and the related distribution of Company common stock to Bristol-Myers Squibb stockholders which was partially funded by additional borrowings under the credit facility. The costs, fees and expenses are primarily for retention bonuses, legal separation matters, professional expenses and costs of producing, printing, mailing and distributing the information statement relating to the distribution.

      Except for separation costs and the ongoing interest cost associated with debt assumed or incurred as of the distribution date, the Company does not currently anticipate that operating costs resulting from the separation from its former parent will materially impact its cost structure as reflected in its historical consolidated results.

Reported and Pro Forma Results of Operations

      The following discussion of operations presents both reported and unaudited pro forma results of operations. Unaudited pro forma financial information is presented herein to provide users of the financial statements with information about the impact of the Company’s separation from its former parent. The separation costs described above are attributable to the distribution, and the Company anticipates no further separation costs. The unaudited pro forma consolidated statement of earnings for the year ended December 31, 2001, presented herein, has been prepared giving effect to the exclusion of costs incurred by the Company to separate from its former parent and includes a full year of interest expense on debt expected to be assumed or incurred at the distribution date as if such debt were outstanding from January 1, 2001. The unaudited pro forma consolidated statement of earnings for the year ended December 31, 2001 does not purport to represent what results of operations actually would have been or to project financial performance for any future period. This information should be read in conjunction with the consolidated financial statements and corresponding notes included elsewhere in this Form 10-K.

      The following table sets forth the reported and pro forma consolidated results of operations for the periods indicated (in millions, except per share amounts):

	Year Ended December 31,

	Reported			Pro Forma

	2001	2000	1999	2001

				(Unaudited)
Net Sales	$1,178.6	$1,040.6	$938.9	$1,178.6
Cost of products sold	325.9	290.9	269.3	314.0	(a)

Gross Profit	852.7	749.7	669.6	864.6

Research and development	71.6	52.0	45.2	68.4	(a)
Selling, general and administrative	532.8	429.7	393.5	477.9	(a)

Operating expenses	604.4	481.7	438.7	546.3

Operating Profit	248.3	268.0	230.9	318.3
Interest expense	7.4	–	–	21.4	(b)

Earnings before income taxes	240.9	268.0	230.9	296.9
Provision for income taxes	91.1	92.0	81.0	106.1	(c)

Net Earnings	$149.8	$176.0	$149.9	$190.8

Earnings Per Share
Basic	$0.77	$0.91	$0.77	$0.99
Diluted	$0.77	$0.91	$0.77	$0.98
Average Shares Outstanding
Basic	193.7	193.6	193.6	193.7
Diluted	194.3	193.6	193.6	194.3

      The pro forma adjustments to the accompanying reported historical financial information for the year ended December 31, 2001 are described below:

(a)	Reflects the add back of costs related to the separation of the Company from its former parent. The Company incurred $70 million in separation costs ($49.9 million net of tax).

(b)	Reflects interest expense related to debt expected to be assumed or incurred under the Credit Facility (see Note 7 in Notes to Consolidated Financial Statements). Assumed average borrowings from January 1 through July 31, 2001 were $450 million at an average interest rate of 5.4 percent and includes the amortization of fees.

(c)	Reflects the tax effect of the pro forma adjustments for separation costs and interest expense using a rate of 26.8 percent, reflecting the non-deductibility of certain separation costs.

      The following tables set forth sales by geographic region and product category for the years ended December 31, 2001, 2000 and 1999 (in millions):

Net Sales by Geographic Region

	Year Ended December 31,

	2001	2000	1999

Americas	$790.7	$655.4	$587.9
Asia Pacific	255.2	264.5	235.3
Europe	132.7	120.7	115.7

Total	$1,178.6	$1,040.6	$938.9

Net Sales by Product Category

	Year Ended December 31,

	2001	2000	1999

Reconstructive implants	$886.5	$764.5	$679.1
Fracture management	128.3	123.4	112.8
Orthopaedic surgical products	163.8	152.7	147.0

Total	$1,178.6	$1,040.6	$938.9

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Net sales for the year ended December 31, 2001 increased 13 percent (increased 17 percent constant currency). Sales growth reflected strong demand for reconstructive implants and outstanding results in the Company’s largest operating segment, the Americas. This increase in the Americas was partially offset by weak local currencies in Asia Pacific and Europe. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations.

      The introduction of new materials, techniques and technologies has contributed to a significant increase in demand for the Company’s products and has generally had a favorable effect on sales as average selling prices for the new materials and technologies generally exceed those being replaced. For example, sales have been favorably affected by a market shift from cruciate retaining designs to posterior stabilized designs for total knee procedures. The Company maintains a relatively strong market position in posterior stabilized knees. Sales have also benefited from a market shift from cemented components to higher priced porous components for total hip replacements. Introduction of the ZMR Revision Hip System provided the Company with a more comprehensive offering in a market subcategory that is reported to experience a higher growth rate than primary hip replacements.

      Introduction of the Prolong Highly Crosslinked Polyethylene Articular Surface for total knee replacement procedures exemplifies the Company’s continued use of innovative materials and technologies and follows the successful introduction of the Longevity Highly Crosslinked Polyethylene Liner for total hip replacement procedures. The market acceptance of the Longevity Polyethylene Liner, which commands premium prices in most markets over the standard polyethylene liner, has been rapid.

      Net sales in the Americas increased 21 percent to $790.7 million compared to 2000. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Sales of reconstructive implants increased 25 percent with strong sales in all categories. Knee sales increased 25 percent led by growth in sales of NexGen Legacy Posterior Stabilized Knee, the recently introduced NexGen Legacy posterior stabilized flex knee, as well as the M/G Unicompartmental Knee, now featuring MIS instrumentation. Hip sales increased 23 percent, driven by continued conversion to porous stems, the ZMR

Modular Revision Hip System, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Fracture management product sales increased 11 percent, in large part due to the introduction of the new ZPS internal fixation devices during the fourth quarter and increased sales in fracture instruments.

      Net sales in Asia Pacific decreased 4 percent to $255.2 million compared to 2000. This decrease was comprised of an 8 percent increase due to incremental volume and changes in the mix of product sales, which was more than offset by a 12 percent decrease due to foreign exchange rate fluctuations. Knee sales decreased 6 percent (increased 5 percent constant currency), reflecting continuing strong sales of NexGen Legacy Posterior Stabilized Flex Knee. Hip sales decreased 2 percent (increased 9 percent constant currency) driven primarily by continued conversion to porous stems, introduction of the ZMR Revision Hip System and sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Fracture management products decreased 8 percent (increased 3 percent constant currency) with higher sales of M/DN Intramedullary Fixation nails offset by weaker sales of compression hip screws.

      Net sales in Europe increased 10 percent (increased 14 percent constant currency) to $132.7 million compared to 2000. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations. This increase was driven by double-digit growth in Germany, Italy, Spain and the United Kingdom. Knee sales increased 13 percent (increased 17 percent constant currency) driven by strong sales of the NexGen Legacy knee prostheses system as well as M/G Unicompartmental Knee with MIS instrumentation. Hip sales increased 11 percent (increased 15 percent constant currency) supported by the recent introduction of the ZMR Revision Hip System and increased sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Fracture management sales decreased 8 percent (decreased 4 percent constant currency) in comparison to high-volume tender sales that occurred in the fourth quarter of 2000.

      Overall, worldwide reconstructive implant sales increased 16 percent (increased 19 percent constant currency) to $886.5 million. Knee sales increased by 16 percent (increased 20 percent constant currency) to $481.7 million, reflecting continued strong sales of the NexGen Legacy Posterior Stabilized Knee and NexGen Legacy Posterior Stabilized Flex Knee, introduced recently in the Americas. Hip sales increased by 15 percent (increased 19 percent constant currency) to $376.6 million, driven by continued conversion to porous hip stems, strong sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners and the continuing introduction of the ZMR Revision Hip System. Fracture management product sales increased 4 percent (increased 8 percent constant currency) to $128.3 million, driven by the introduction of the new ZPS internal fixation devices and strong sales of M/ DN nails in Asia Pacific. Orthopaedic surgical product sales increased 7 percent (increased 10 percent constant currency) to $163.8 million, led by the introduction of the OrthoPAT Autotransfusion System, that can be used perioperatively.

      Gross profit as a percentage of net sales was 72.3 percent in 2001, or 73.4 percent excluding separation costs of $11.9 million, compared to 72.0 percent in 2000. This increase was due to higher average selling prices, favorable premium priced product mix, as well as improved manufacturing efficiencies associated with increased sales volume and enhanced productivity. This was partially offset by the unfavorable impact of changes in foreign currency exchange rates and inflationary expense increases, including wages and fringe benefits.

      Research and development as a percentage of net sales was 6.1 percent in 2001, or 5.8 percent excluding separation costs of $3.2 million, compared to 5.0 percent in 2000. This increase was due to higher spending on research and development activities focused on broadening the Company’s product offerings in areas such as less invasive approaches to orthopaedic procedures, incorporation of new materials such as Trabecular Metal and highly crosslinked polyethylene. Research and development expenditures, consistent with the Company’s strategy to offer innovative new products and comprehensive solutions, increased over 50 percent to $68.4 million, excluding separation costs, for the 2 year period ended December 31, 2001.

      Selling, general and administrative expenses as a percentage of net sales were 45.2 percent in 2001, or 40.5 percent excluding separation costs of $54.9 million, compared to 41.3 percent in 2000. In the fourth quarter 2001, the Company recorded a $3.0 million pretax charge for possible payments of non-reimbursed, direct medical expenses to certain patients who choose to revise recalled Saint-Gobain manufactured zirconia femoral heads. Excluding the costs of separation and charges related to Saint-Gobain, selling, general and administrative expenses increased 11 percent to $474.9 million in 2001 from $429.7 million in 2000. This increase was driven by an increase in selling and marketing expenses where the Company continued to invest in selling and marketing programs, including sales force expansion, support for the U.S. distributor network, target direct-to-customer advertising and the establishment of the MIS business unit. General and administrative expenses, in dollar terms, remained constant in 2001 compared with 2000, reflecting strict expense controls across all geographic regions. Over the four year period ended December 31, 2001, general and administrative expenses excluding the aforementioned $3.0 million have remained constant while net sales increased by over $300 million. In 2000 the Company recorded pretax charges of $14 million related to changes made to its operations as discussed in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8.

      Operating profit decreased 7 percent in 2001 to $248.3 million from $268.0 million in 2000. Excluding separation costs of $70.0 million, operating profit increased 19 percent to $318.3 million, due primarily to the increase in gross profit margin, together with expense leveraging.

      The effective tax rate on earnings before taxes increased to 37.8 percent in 2001 compared to 34.3 percent in 2000. Excluding separation costs and including pro forma interest expense for 2001, the effective tax rate increased to 35.7 percent. The tax provision prior to August 6, 2001 was computed by the Company’s former parent. The Company’s tax rate after August 6, 2001 was 36.1 percent on a pro forma separate return basis.

      Net earnings decreased 15 percent in 2001 to $149.8 million from $176.0 million in 2000. Basic and diluted earnings per share decreased 15 percent in 2001 to $0.77 from $0.91 in 2000. Excluding separation costs of $49.9 million, net of tax, and including incremental pro forma interest expense, net of tax, of $8.9 million, pro forma net earnings were $190.8 million for 2001. Basic and diluted earnings per share for 2001, on a pro forma basis, were $0.99 and $0.98, respectively.

      Adjusting 2000 for a full year of assumed interest of $29.0 million, net of tax of $19.1 million, net earnings would have been $156.9 million, or $0.81 per share for both basic and diluted. This assumes that $500.0 million of debt would have been outstanding for the full year 2000 at an interest rate of 5.7 percent.

      Pro forma net earnings of $190.8 million for 2001 represent a 22 percent increase from 2000 net earnings, adjusted for a full year of assumed interest, of $156.9 million. Basic earnings per share on the same basis reflect an increase of 22 percent in 2001, to $0.99 from $0.81 in 2000, while diluted earnings per share increased 21 percent in 2001, to $0.98 from $0.81 in 2000.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Net sales increased 11 percent for the year ended December 31, 2000. Sales growth reflected strong demand for reconstructive implants and fracture management products, which was aided in part by the introduction of new products. This increase was comprised of a 10 percent increase due to incremental volume and changes in the mix of product sales and a 1 percent increase due to higher average selling prices.

      Net sales in the Americas increased 11 percent in 2000 to $655.4 million, led by growth in the southeast region of the United States and at targeted teaching hospitals throughout the United States. This increase was comprised of a 9 percent increase due to incremental volume and changes in the mix of product sales, together with a 2 percent increase due to higher average selling prices. Sales of reconstructive implants increased 16 percent supported by new product launches. Knee sales increased 10 percent led by growth in sales of the NexGen Legacy Posterior Stabilized Knee. Hip sales increased

19 percent, driven by strong sales of VerSys porous hip stems, the introduction of ZMR hip, the new modular revision hip product and increased sales of Trilogy acetabular cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Fracture management product sales increased 9 percent with the ongoing introduction of periarticular plating system and the M/DN intramedullary nail.

      Net sales in Asia Pacific increased 13 percent in 2000 (increased 7 percent constant currency) to $264.5 million, driven by the introduction of new products in the reconstructive implant and fracture management product lines. This increase was comprised of an 8 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent decrease due to lower average selling prices and a 6 percent increase due to foreign exchange rate fluctuations. The lower average selling prices were the result of reductions in Japan in government reimbursement prices for reconstructive implants, which went into effect during the fourth quarter of 2000. Knee sales increased 14 percent (increased 10 percent constant currency), driven by the introduction of the NexGen Legacy Posterior Stabilized Flex Knee, a product designed to accommodate deep knee flexion, which is more common in day-to-day activities in Asia. Hip sales increased 7 percent (increased 2 percent constant currency), driven primarily by strong sales of VerSys porous hip stems and Trilogy acetabular cups. Fracture management product sales increased 13 percent (increased 6 percent constant currency), reflecting a net increase due to strong M/DN intramedullary nail sales offset by lower sales of compression hip screws compared to 1999 in which there was a new product launch.

      Net sales in Europe increased 4 percent in 2000 to $120.7 million, driven by higher sales in the United Kingdom, Germany, Spain, France and Italy. This increase was comprised of a 17 percent increase due to incremental volume and changes in the mix of product sales offset by a 13 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 3 percent (increased 17 percent constant currency), driven by strong sales of the NexGen Legacy system of knee prostheses. Hip sales increased 5 percent (increased 17 percent constant currency), supported by the introduction of ZMR revision hip system and the offering of specialized hip products that appeal to European surgical philosophies, such as CPT, SKF/SKT and the Mercure hip. Fracture management product sales increased 2 percent (increased 13 percent constant currency) with the introduction of the M/DN intramedullary nail.

      Overall, worldwide reconstructive implant sales increased by 13 percent in 2000 to $764.5 million. During this period, foreign exchange rate fluctuations had no material effect on overall reconstructive implant sales. Knee sales increased by 10 percent (increased 11 percent constant currency) to $413.7 million, driven primarily by strong sales of NexGen Legacy knee prostheses across all regions. Hip sales increased by 14 percent (increased 13 percent constant currency) to $328.7 million, reflecting increased market penetration of porous hip stems and Trilogy acetabular cups in the Americas and Asia Pacific. Fracture management product sales increased worldwide by 10 percent (increased 9 percent constant currency) in 2000 to $123.4 million. This increase was driven primarily by sales of the recently launched MD/N intramedullary nail in all regions. Orthopaedic surgical product sales increased by 4 percent overall in 2000 to $152.7 million. This increase was driven primarily by sales of distributed powered instruments and arthroscopy products in Asia Pacific.

      Gross profit as a percentage of net sales was 72.0 percent in 2000, compared to 71.3 percent in 1999. This increase was driven by lower product costs due to negotiated decreases in raw material costs, the rationalization of manufacturing operations and investment in more efficient manufacturing equipment.

      Research and development as a percentage of net sales in 2000 remained at the 1999 level of 5 percent. Research and development expenditures increased 15 percent to $52.0 million in 2000 from $45.2 million in 1999. This increase was due, in part, to increased spending on engineering, development and commercialization activities as the Company broadened its product offerings and in part, to design and development consulting in support for design and concept testing of new products, greater demand for post-market clinical studies and prospective and retrospective clinical evaluations.

      Selling, general and administrative expenses as a percentage of net sales were 41.3 percent in 2000, compared to 41.9 percent in 1999. This decrease was due to lower distribution expenses in Asia Pacific where selected distribution and customer service functions were consolidated, which was partially offset by hiring of new sales associates and support personnel and increased commissions in the Americas due to a greater number of distributors exceeding sales targets. General and administrative expenses increased 1 percent in 2000 while sales increased 11 percent. In 2000 and 1999 the Company recorded pretax charges of $14 million and $15 million, respectively, related to changes made to its operations as discussed in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8.

      Operating profit increased 16 percent in 2000 to $268.0 from $230.9 million in 1999. This increase was due to lower product costs, consolidation of distribution and customer service functions in Asia Pacific and strict control on general and administrative expenses.

      The effective tax rate on earnings before taxes decreased to 34.3 percent compared to 35.1 percent in 1999. This decrease was due to increased earnings in lower tax jurisdictions.

      Net earnings increased 17 percent to $176.0 million from $149.9 million in 1999. Basic and diluted earnings per share increased 18 percent to $0.91 from $0.77 in 1999.

Operating Profit by Segment

      The following table sets forth the operating profit by segment for the years ended December 31, 2001, 2000 and 1999:

     Operating Profit by Segment

     Percent of net sales

	Year Ended December 31,

	2001	2000	1999

Americas	47%	48%	47%
Asia Pacific	41	38	33
Europe	16	15	20

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Operating profit for the Americas as a percentage of net sales decreased to 47 percent in 2001 from 48 percent in 2000. This decrease reflects higher selling expenses partially offset by favorable effects of increased sales of higher margin products and higher average selling prices.

      Operating profit for Asia Pacific as a percentage of net sales increased to 41 percent in 2001 from 38 percent in 2000. While revenues were adversely affected by weak local currencies, the negative impact of foreign currency on sales was largely mitigated in operating profit by gains on derivative financial instruments (more fully described in Note 8 to the Consolidated Financial Statements, which are included herein under Item 8), asset management and expense reduction initiatives.

      Operating profit for Europe as a percentage of net sales increased to 16 percent in 2001 from 15 percent in 2000. The increase in 2001 was due to favorable country and product mix.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Operating profit for the Americas as a percentage of sales increased to 48 percent in 2000 from 47 percent in 1999. This increase reflects the favorable effects of increased sales of higher margin products, higher average selling prices and reduced product cost.

      Operating profit for Asia Pacific as a percentage of net sales increased to 38 percent in 2000 from 33 percent in 1999. This increase reflects lower operating expenses and favorable foreign exchange rate fluctuations.

      Operating profit for Europe as a percentage of net sales decreased to 15 percent in 2000 from 20 percent in 1999. This decrease was due principally to unfavorable foreign exchange rate fluctuations.

Liquidity and Capital Resources

      Cash flow generated from operations was $171.8 million in 2001, compared with $232.4 million in 2000 and $180.1 million in 1999. The decrease in cash flow from operations in 2001 was primarily attributable to the incurrence of separation costs. Excluding separation costs and including incremental pro forma interest, pro forma cash flow generated from operations was $214.9 million in 2001. If the Company had adjusted 2000 for a full year of assumed interest, cash flow from operations for 2000 would have been $213.3 million. The increase of $1.6 million from 2000 to 2001 was due to increases in net earnings, accounts payable due to favorable payment terms, other current liabilities for royalties and commissions as a result of higher net sales, offset by inventory investment necessary for new product introductions.

      Working capital management remained strong. Accounts receivable days decreased to 52 days in 2001, 10 days lower than 2000, reflecting improved collections and credit terms in the Americas and an improvement in the negotiated payment terms in Asia Pacific. Accounts receivable days in the Americas are consistently below 40. Consistent with the Company’s strategy to expand product offerings, the Company expects to maintain inventory at a level that ensures the successful launch of a continuous stream of new products. Inventory days increased to 221 days in 2001. This increase was due to investments necessary to support the launch of new products during 2001 and 2002.

      Cash flow used in investing activities, principally capital expenditures, was $54.7 million in 2001, compared with $29.0 million in 2000 and $33.2 million in 1999. The increase in capital expenditures in 2001 was driven by investments to increase manufacturing and distribution capacity, investments for new product development and the expansion of the Company’s main distribution facility in Warsaw, Indiana to support sales growth, the purchase of computer hardware and software for a new information technology system for the Company’s North American operations and additional computer system infrastructure required as a result of the separation.

      On July 31, 2001, the Company and certain subsidiaries of the Company entered into a $600 million three-year, multi-currency, revolving senior unsecured credit agreement (the “Credit Facility”). The Credit Facility contains customary affirmative and negative covenants, including a maximum leverage ratio and a minimum interest coverage ratio. The Company is in compliance with all covenants under the Credit Facility. Available borrowings under the Credit Facility at December 31, 2001 were $241.8 million.

      Cash provided by operating and financing activities was also used in 2001 to fund payments to the Company’s former parent for dividends of $290.0 million, debt due of $144.0 million and other items of $32.8. The Company had $18.4 million in cash and equivalents and outstanding borrowings of $363.9 million as of December 31, 2001. The Company maintains a capital structure that is consistent with an investment grade credit rating.

      Management believes that cash flows from operations, together with available borrowings under the Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs in the near term. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the distribution. Under the tax sharing agreement with its former parent, the Company is required to indemnify the former parent for the amount of any tax imposed under Section 355(e) of the Internal Revenue Code.

Significant Accounting Policies

      As indicated elsewhere in this Form 10-K, management is responsible for the integrity of the financial information presented herein. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management’s judgment. When selecting or evaluating accounting alternatives, management focuses on those, subject to considerations of cost of administration, that produce from among the available alternatives information most useful for decision-making. Significant accounting policies that are important to the portrayal of the

Company’s financial condition and results, which, in some cases require management’s judgment, are summarized in the Notes to the Consolidated Financial Statements, which are included herein under Item 8. These include but are not limited to accounting for inventories, prepaid expenses, income taxes, derivative financial instruments, product liability and stock compensation. While alternative methods of accounting for these items could result in different amounts to be reported under different conditions or using alternative assumptions, in the aggregate, such differences are not likely to materially or adversely affect the Company’s financial condition.

Recent Accounting Pronouncements

      Information about recent accounting pronouncements can be found in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Market Risk

      The Company is exposed to certain market risks as part of its ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices, that could impact its results of operations, cash flows and financial condition. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. Derivative financial instruments are used solely as risk management tools and not for speculative investment purposes.

Foreign Currency Exchange Risk

      The Company operates on a global basis and is exposed to the risk that its operating results, cash flows and financial position could be adversely affected by changes in foreign currency exchange rates. The Company is primarily exposed to foreign currency exchange rate risk with respect to its transactions and net assets denominated in Japanese Yen and the Euro. The Company manages the foreign currency exposure centrally, on a combined basis, which allows the Company to net exposures and to take advantage of any natural offsets. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward or options contracts with major international financial institutions. These forward and option contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as hedges are temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects net earnings. The notional amounts of outstanding foreign exchange forward and option contracts, principally Japanese Yen and the Euro, entered into with third parties, at December 31, 2001 and 2000, were $82 million and $39 million, respectively. For all contracts outstanding at December 31, 2001: the Company has rights to purchase U.S. Dollars and sell Japanese Yen; contract maturity dates range from January 2002 to December 2002; and the weighted average contract rate is Yen 117.

      The Company maintains written policies and procedures governing its risk management activities. The Company’s policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of its risk management program, the Company furthermore performs sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2001, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Japanese Yen, the fair value of those contracts would increase or decrease earnings before income taxes, depending on the direction of the change, by approximately $8.2 million. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject us to material risk due to exchange rate movements because contract gains and losses would offset gains and losses on the assets, liabilities, and transactions being hedged.

      The Company had exposures to net foreign currency denominated assets and liabilities of approximately $87 million and $49 million at December 31, 2001 and 2000, respectively, primarily in the Japanese Yen and the Euro.

Commodity Price Risk

      The Company purchases raw material commodities such as cobalt chrome, titanium, medical grade polymer and sterile packaging. The Company enters into 12 to 24 month supply contracts on these commodities to alleviate the impact of market fluctuation in prices. As part of the Company’s risk management program, sensitivity analyses related to potential commodity price changes are performed. A 10 percent price change across all these commodities would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Interest Rate Risk

      In the normal course of business, the Company is exposed to market risk from changes in interest rates that could impact its results of operations and financial condition. The Company manages its exposure to interest rate risks through its regular operations and financing activities.

      Presently, the Company invests its cash and cash equivalents in money market and other interest bearing accounts. The primary investment objective is to ensure capital preservation of its invested principal funds by limiting default and market risk. Currently, the Company does not use derivative financial instruments in its investment portfolio.

      The Company is subject to movements in interest rate risk on the committed Credit Facility and its uncommitted credit facilities. All of its debt outstanding is floating. The Company currently does not hedge its interest rate exposure. If interest rates were to increase 10 percent (or 35 basis points), assuming the amount outstanding remains constant, the result would be an annual increase of interest expense of approximately $1.3 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action, nor management actions to mitigate interest rate changes. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Presently, the Company intends to utilize cash flow to reduce outstanding borrowings.

Credit Risk

      A substantial portion of the Company’s trade receivables is due from hospitals and other healthcare providers. The Company generally does not receive collateral for these receivables. Although the concentration of these receivables with customers in a similar industry poses a risk of non-collection, the Company believes this risk is mitigated somewhat by the large number and geographic dispersion of these customers and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business.

      Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and the Company believes that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

Item 8.     Financial Statements and Supplementary Data.

Zimmer Holdings, Inc.

REPORT OF MANAGEMENT

To the Stockholders of

Zimmer Holdings, Inc.:

      Management is responsible for the integrity of the financial information presented in this Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management’s judgment.

      Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s intentions. Auditors periodically review the accounting and control systems, and these systems are revised if and when weaknesses or deficiencies are found.

      The Audit Committee of the Board of Directors, composed solely of directors from outside the Company, meets regularly with management and its independent accountants to discuss audit scope and results, internal control evaluations, and other accounting, reporting and financial matters. The independent accountants have access to the Audit Committee without management’s presence.

/s/ J. RAYMOND ELLIOTT

J. RAYMOND ELLIOTT
Chairman, President and Chief Executive Officer
Zimmer Holdings, Inc.

/s/ SAM R. LENO

SAM R. LENO
Senior Vice President and Chief Financial Officer
Zimmer Holdings, Inc.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and

Board of Directors of
Zimmer Holdings, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

PRICEWATERHOUSECOOPERS LLP
Indianapolis, Indiana
January 24, 2002

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share data)

	For the Years Ended December 31,

	2001	2000	1999

Net Sales	$1,178.6	$1,040.6	$938.9
Cost of products sold	325.9	290.9	269.3

Gross Profit	852.7	749.7	669.6

Research and development	71.6	52.0	45.2
Selling, general and administrative	532.8	429.7	393.5

Operating expenses	604.4	481.7	438.7

Operating Profit	248.3	268.0	230.9
Interest expense	7.4	–	–

Earnings before income taxes	240.9	268.0	230.9
Provision for income taxes	91.1	92.0	81.0

Net Earnings	$149.8	$176.0	$149.9

Earnings Per Common Share
Basic	$0.77	$0.91	$0.77
Diluted	$0.77	$0.91	$0.77

Weighted Average Common Shares Outstanding
Basic	193.7	193.6	193.6
Diluted	194.3	193.6	193.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except per share data)

	December 31,

	2001	2000

ASSETS
Current Assets:
Cash and equivalents	$18.4	$–
Accounts receivables, less allowance for doubtful accounts	181.7	188.7
Inventories, net	200.0	152.3
Prepaid expenses	59.3	41.4
Deferred income taxes	49.2	37.0

Total Current Assets	508.6	419.4
Property, Plant and Equipment, net	148.2	118.5
Deferred Income Taxes	66.8	40.0
Other Assets	21.4	19.5

Total Assets	$745.0	$597.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67.4	$50.1
Income taxes payable	4.3	10.5
Other current liabilities	151.4	126.3
Short-term debt	150.0	–

Total Current Liabilities	373.1	186.9
Due to Former Parent	–	144.0
Other Long-term Liabilities	79.3	5.5
Long-term Debt	213.9	–

Total Liabilities	666.3	336.4

Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 193.9 million issued and outstanding	1.9	–
Paid-in capital	4.4	–
Retained earnings	55.6	–
Accumulated other comprehensive income	16.8	7.0
Net investment by former parent	–	254.0

Total Stockholders’ Equity	78.7	261.0

Total Liabilities and Stockholders’ Equity	$745.0	$597.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

					Accumulated	Net
	Common Shares				Other	Investment	Total
			Paid-in	Retained	Comprehensive	by Former	Stockholders’
	Number	Amount	Capital	Earnings	Income	Parent	Equity

Balance January 1, 1999	–	$–	$–	$–	$12.3	$372.0	$384.3

Net earnings	–	–	–	–	–	149.9	149.9
Foreign currency translation	–	–	–	–	(5.0)	–	(5.0)

Comprehensive income	–	–	–	–	–	–	144.9

Net cash transferred to former parent	–	–	–	–	–	(137.9)	(137.9)

Balance December 31, 1999	–	–	–	–	7.3	384.0	391.3

Net earnings	–	–	–	–	–	176.0	176.0
Foreign currency translation	–	–	–	–	(0.3)	–	(0.3)

Comprehensive income	–	–	–	–	–	–	175.7

Net cash transferred to former parent	–	–	–	–	–	(306.0)	(306.0)

Balance December 31, 2000	–	–	–	–	7.0	254.0	261.0

Net earnings	–	–	–	69.7	–	80.1	149.8
Foreign currency translation	–	–	–	–	2.6	–	2.6
Unrealized foreign currency hedge gains, net of tax	–	–	–	–	7.2	–	7.2

Comprehensive income	–	–	–	–	–	–	159.6

Net cash transferred to former parent	–	–	–	–	–	(56.3)	(56.3)
Dividend to former parent	–	–	–	–	–	(290.0)	(290.0)
Issuance of common stock	193.6	1.9	–	–	–	(1.9)	–
Reclassification of remaining net investment of former parent	–	–	–	(14.1)	–	14.1	–
Exercise of stock options and issuance of restricted stock	0.3	–	4.4	–	–	–	4.4

Balance December 31, 2001	193.9	$1.9	$4.4	$55.6	$16.8	$–	$78.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended
	December 31,

	2001	2000	1999

Cash flows provided by (used in) operating activities:
Net earnings	$149.8	$176.0	$149.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	23.4	23.1	22.0
Income taxes	1.1	7.8	0.5
Receivables	2.6	7.8	(14.1)
Inventories	(50.2)	(2.1)	1.6
Accounts payable and accrued liabilities	41.9	14.5	24.5
Other assets and liabilities	3.2	5.3	(4.3)

Net cash provided by operating activities	171.8	232.4	180.1

Cash flows used in investing activities:
Additions to property, plant and equipment	(54.7)	(29.0)	(33.2)

Net cash used in investing activities	(54.7)	(29.0)	(33.2)

Cash flows provided by (used in) financing activities:
Proceeds from borrowings, net	366.3	–	–
Dividend paid to former parent	(290.0)	–	–
Net increase (decrease) in due to former parent	(144.0)	102.6	(9.0)
Net transactions with former parent	(32.8)	(306.0)	(137.9)
Proceeds from exercise of stock options	1.4	–	–

Net cash used in financing activities	(99.1)	(203.4)	(146.9)

Effect of exchange rates on cash and equivalents	0.4	–	–

Increase in cash and equivalents	18.4	–	–
Cash and equivalents, beginning of year	–	–	–

Cash and equivalents, end of year	$18.4	$–	$–

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Business

      Zimmer Holdings, Inc. and its subsidiaries (individually and collectively the “Company”) design, develop, manufacture and market orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows, while fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. The Company has operations in 20 countries and markets its products in 70 countries. The Company operates in a single industry but has three reportable geographic segments.

2.	Significant Accounting Policies

      The following is a summary of the accounting policies adopted by the Company which have a significant effect on the consolidated financial statements.

      Basis of Presentation — The consolidated financial statements include the accounts of Zimmer Holdings, Inc. and its wholly-owned subsidiaries after elimination of all significant intercompany accounts and transactions. The consolidated financial statements represent the Company’s operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of its former parent prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with its former parent, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment by former parent. At the distribution date the Company recognized certain liabilities and obligations for pension, postretirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities, obligations and other adjustments are reflected in the remaining net investment in the Company by its former parent of $14.1 million as of the distribution date. During 2000 and 1999, the Company consolidated and made other changes in manufacturing, terminated a license and distribution agreement and reduced the size of the organization in areas affected by these changes. As a result, the Company recorded pretax charges of $17 million ($3 million in cost of products sold and $14 million in selling, general and administrative expenses) and $21 million ($6 million in cost of products sold and $15 million in selling, general and administrative expenses) for the years ended December 31, 2000 and 1999, respectively. These actions were completed during 2001.

      Use of Estimates — The consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

      Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses included in net earnings are not material.

      Revenue Recognition — A significant portion of the Company’s revenue is recognized for field based product upon notification that the product has been implanted or used. For all other transactions, the Company recognizes revenue when title is passed to customers. Estimated returns and allowances are recorded as a reduction of sales when the revenue is recognized. Shipping and handling fees billed to customers are recorded as revenue, while related costs are included in selling, general and administrative expenses. The reserves for doubtful accounts were $6.5 million and $4.9 million as of December 31, 2001 and 2000, respectively.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Cash and Equivalents — The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company currently does not have any investments which would not be considered cash equivalents. Prior to August 6, 2001, cash and financing activities of the Company’s operations were managed by the Company’s former parent. Interest expense on financing from the Company’s former parent included in net earnings is not material. Cash and equivalents are carried at cost, which approximates fair value.

      Inventories — Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on the basis of average costing.

      Prepaid Expenses — Prepaid expenses include the cost of instruments in stock for surgical procedures provided to customers by the Company. These costs are recognized in selling, general and administrative expense in the year in which the instruments are placed into service.

      Property, Plant and Equipment — Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives of 10 to 40 years for buildings and improvements and 3 to 8 years for machinery and equipment using the straight-line method. Maintenance and repairs are expensed as incurred. Any impairments would be recognized based on an assessment of future operations (including cash flows) to ensure that assets are appropriately valued.

      Income Taxes — The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax expense represents the change in net deferred tax assets and liabilities during the year. No provision has been made for U.S. and state income taxes or foreign withholding taxes on the undistributed earnings of foreign subsidiaries because it is expected that such earnings will be reinvested overseas indefinitely.

      Derivative Financial Instruments — The Company maintains written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited. The Company utilizes foreign exchange forward and option contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. Derivative instruments that qualify as fair value, cash flow or net investment hedges are designated as such from inception. Formal documentation is maintained of the Company’s objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. The Company’s policy requires that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by changes in the fair value of hedge instruments. The Company, therefore, performs quarterly assessments of hedge effectiveness by verifying and documenting that critical terms of the hedge instrument and forecasted transaction have not changed. The Company also assesses on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in earnings when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in net earnings.

      Stock Compensation — The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options. Accordingly, no compensation expense has been recognized for fixed stock-based

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation plans. The Company has made all of the required pro forma disclosures for each of the three years ended December 31, 2001, under the measurement requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

      Comprehensive Income — Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised of unrealized foreign currency hedge gains, net of tax, and foreign currency translation adjustments.

      The components of accumulated other comprehensive income at December 31, 2001 and 2000, are as follows (in millions):

	2001	2000

Net unrealized foreign currency hedge gains	$7.2	$–
Cumulative translation adjustment	9.6	7.0

	$16.8	$7.0

      Accounting Pronouncements — Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” without any material impact on its financial position, results of operations or cash flows.

      In July 2001 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that companies use the purchase method of accounting for all business combinations initiated after June 30, 2001, and addresses the initial recognition of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination, whether acquired individually or with a group of other assets. SFAS No. 142 also addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. The Company has completed no business combinations since the effective date of SFAS No. 141, but will comply with the Standard for future acquisitions. As the Company currently has no goodwill and only minimal other intangible assets, adoption of SFAS No. 142 is not expected to have a material effect on the Company’s consolidated financial statements.

      In August 2001 the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

      In October 2001 the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” SFAS No. 144 modifies and expands the financial accounting and reporting for the impairment or disposal of long-lived assets other than goodwill, which is specifically addressed by SFAS No. 142. SFAS No. 144 maintains the requirement that an impairment loss be recognized for a long-lived asset to be held and used if its carrying value is not recoverable from its undiscounted cash flows, with the recognized impairment being the difference between the carrying amount and fair value of the asset. With respect to long-lived assets to be disposed of other than by sale, SFAS No. 144 requires that the asset be considered held and used until it is actually disposed of. With respect to long-lived assets to be disposed of

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by sale, the statement requires that such assets be carried at the lower of their carrying amount or fair value less cost to sell. SFAS No. 144 will be effective for the Company’s first quarter of 2002 and is not expected to have a material effect on the Company’s consolidated financial statements.

3.	Separation from Bristol-Myers Squibb Company

      The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb, its former parent, on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock and the associated preferred stock purchase right, for every 10 shares of Bristol-Myers Squibb common stock. The distribution qualified as a tax-free distribution made under Section 355 and 368(a)(1)(1) of the Internal Revenue Code of 1986 as more fully described in Note 12. On August 6, 2001, the Company assumed all obligations under a $600 million credit facility established by the Company and its former parent (the “Credit Facility”) with then outstanding borrowings of $290 million. With additional borrowings under the Credit Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Credit Facility for separation costs.

      The Company incurred $70.0 million ($49.9 million net of taxes) in costs, fees and expenses relating to the separation from its former parent and the related distribution of Company common stock to the Bristol-Myers Squibb stockholders. These costs, fees and expenses were primarily for retention bonuses; legal separation matters; professional expenses; and costs of producing, printing, mailing and distributing the information statement related to the distribution.

4.     Inventories

      Inventories at December 31, 2001 and 2000, consist of the following (in millions):

	2001	2000

Finished goods	$158.4	$116.6
Raw materials and work in progress	41.6	35.7

Inventories, net	$200.0	$152.3

      Reserves for obsolete and slow-moving inventory at December 31, 2001 and 2000 were $43.3 million and $41.3 million, respectively. Provisions charged to expense were $11.9 million, $12.1 million and $5.2 million for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts written off against the reserve were $8.5 million, $8.5 million and $2.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

      Property, plant and equipment at December 31, 2001 and 2000, was as follows (in millions):

	2001	2000

Land	$8.0	$8.3
Building and equipment	320.3	301.0
Construction in progress	27.8	6.5

	356.1	315.8
Accumulated depreciation	(207.9)	(197.3)

Property, plant and equipment, net	$148.2	$118.5

6.     Other Current Liabilities

      Other current liabilities at December 31, 2001 and 2000, consist of the following (in millions):

	2001	2000

Contractual obligations	$49.5	$44.9
Salaries, wages and benefits	39.2	15.6
Accrued liabilities	62.7	65.8

Total other current liabilities	$151.4	$126.3

7.     Debt

     Committed Credit Facility

      On July 31, 2001, the Company and certain subsidiaries, together with its former parent, entered into a $600 million three-year, multi-currency, revolving senior unsecured credit agreement (the “Credit Facility”). Borrowings under the Credit Facility may bear interest at the appropriate LIBOR rate, depending upon the currency denomination of the borrowing, or an alternate base rate plus, in each case, an applicable margin determined by reference to the Company’s senior unsecured long-term debt rating and the amounts drawn under the Credit Facility. On the distribution date, the Company’s former parent was relieved of all obligations under the Credit Facility. The Credit Facility matures on July 31, 2004.

      As of December 31, 2001, the Company had $363.9 million in outstanding borrowings, including $358.2 million under the Credit Facility. The Credit Facility borrowings were comprised of $284 million in U.S. dollar based borrowings with a weighted average interest rate of 4.35 percent and the equivalent of $74.2 million in Japanese Yen based borrowings with a weighted average interest rate of 1.17 percent as of December 31, 2001.

      The Credit Facility is to be used for general corporate purposes. The Credit Facility also allows for the issuance of letters of credit.

      The Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, none of which are considered restrictive to the operation of the business. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2001. Also, the Credit Facility would restrict the payment of dividends and the making of investments if the Company does not have an investment grade rating, as defined. Commitments under the Credit Facility are subject to certain fees, including a facility fee.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Uncommitted Credit Facilities

      On July 17, 2001, the Company entered into a $26 million uncommitted unsecured revolving line of credit. The former parent was a guarantor under this credit line until distribution date, at which time the Company’s former parent was relieved of all obligations under this uncommitted facility. The purpose of this credit line is to support the working capital needs, letters of credit and overdraft needs for the Company’s subsidiaries. The pricing is similar to the Credit Facility. In the event instruments available under the Credit Facility are unavailable in the domiciled jurisdiction of the subsidiary, then relevant alternative local market pricing will be made available. The uncommitted credit agreement contains customary affirmative and negative covenants and events of default for an unsecured uncommitted financing arrangement, none of which are considered restrictive to the operation of the business. In addition, the uncommitted credit agreement provides for unconditional and irrevocable guarantees by the Company. In the event the Company’s long-term debt ratings by both Standard & Poor’s Ratings Services and Moody’s Investor’s Service, Inc., fall below investment grade, then the Company may be required to repay all outstanding and contingent obligations. The uncommitted credit line matures on July 31, 2002. Outstanding borrowings under this uncommitted line of credit as of December 31, 2001 was $5.7 million with a weighted average interest rate of 4.98%. There was an outstanding letter of credit for $1.9 million. Total utilization of this uncommitted line of credit as of December 31, 2001 was $7.6 million.

      On October 24, 2001, the Company entered into a separate $10 million uncommitted revolving unsecured line of credit. The purpose of this credit line is to support short term working capital needs of the Company. The pricing is similar to the Credit Facility. The agreement for this uncommitted line of credit contains customary covenants, none of which are considered restrictive to the operation of the business. This uncommitted line of credit matures on July 31, 2002. There were no borrowings under this uncommitted line of credit as of December 31, 2001.

      The Company was in compliance with all covenants under both uncommitted credit facilities as of December 31, 2001. The Company expects to repay its short-term debt from operating cash flow.

      Outstanding debt as of December 31, 2001 is as follows (in millions):

Credit Facility	$358.2
Other Bank Borrowings	5.7

Total Debt	363.9
Less: Current Portion	150.0

Total Long-Term Debt	$213.9

      The Company paid $4.6 million in interest charges during 2001.

     Fair Value

      The carrying value of the Company’s borrowings approximate fair value due to their short-term maturities and variable interest rates.

8.     Derivative Financial Instruments

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet and measured at fair value. The transition impact of this accounting requirement did not have a material effect on the Company’s consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward and option contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the year ended December 31, 2001, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.

      The notional amounts of outstanding foreign exchange forward and option contracts, principally Japanese Yen and the Euro, entered into with third parties, at December 31, 2001 and 2000, were $82 million and $39 million, respectively. The fair value of derivative instruments recorded in prepaid expenses at December 31, 2001, was $8.1 million, or $5.2 million net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next fifteen months. The fair value of derivative instruments reclassified from other comprehensive income and recognized in earnings in 2001 was $7.9 million, or $5.1 million, net of taxes. The carrying value of all financial instruments approximated their fair values at December 31, 2001 and 2000.

9.     Capital Stock and Earnings Per Share

      As discussed in Note 2, all of the shares of Company common stock were distributed on August 6, 2001 by the former parent to its stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of common stock of the former parent. In July 2001 the board of directors of the Company adopted a rights agreement intended to have anti-takeover effects. Under this agreement one right attaches to each share of Company common stock. The rights will not become exercisable until the earlier of: a) the Company learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of securities representing more than 15 percent of the shares of Company common stock then outstanding, or b) such date, if any, as may be designated by the board of directors following the commencement of, or first public disclosure of an intention to commence, a tender offer or exchange offer for shares of Company common stock then outstanding that could result in a person or group acquiring, or obtaining the right to acquire, beneficial ownership of securities representing more than 15 percent of Company common stock then outstanding.

      The board of directors authorized for issuance 2 million shares of a series of preferred stock of the Company designated as Series A Participating Cumulative Preferred Stock (“Series A Preferred Stock”) in connection with the adoption of the rights agreement. Shares of the Series A Preferred Stock are only issuable upon the exercise of the rights. No shares of the Series A Preferred Stock have been issued as of December 31, 2001.

      The board of directors may redeem all of the rights at a redemption price of $0.01 per right. If not previously exercised or redeemed, the rights will expire 10 years from the date that the rights agreement commenced.

      The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares outstanding adjusted for the effect of dilutive stock options. The following is a reconciliation of weighted average shares for the basic and diluted share computations (in millions):

	2001	2000	1999

Weighted average shares outstanding for basic net earnings per share	193.7	193.6	193.6
Effect of dilutive stock options	0.6	—	—

Weighted average shares outstanding for diluted net earnings per share	194.3	193.6	193.6

      For periods prior to the distribution on August 6, 2001, basic and diluted shares outstanding are assumed to be equivalent to the number of shares of Company common stock outstanding immediately following the distribution.

10.     Stock Option and Compensation Plans

      As of December 31, 2001, the Company had three stock option plans in effect, the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The Company has reserved 34.3 million shares of common stock for issuance under these plans, 3 million of which are under the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. Options may be granted under these plans at a price of not less than the fair market value of a share of common stock on the date of grant. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards and deferred stock units. Options granted under the 2001 Stock Incentive Plan may include stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock option and stock appreciation rights while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors.

      Options granted under these plans generally vest over three to five years, although in no event in less than one year, and expire ten years from the date of grant. Certain options have price thresholds, which affect exercisability.

      Under the 2001 Stock Incentive Plan, the total number of awards which may be granted in a given year pursuant to options and other awards under the Plan may not exceed 1.9 percent of the outstanding shares of the Company’s stock on the effective date of the Plan for 2001 or January 1 of each subsequent year, plus the number of shares from the prior year that were available for grant but not granted, that were granted but subsequently terminated, expired, cancelled or surrendered without being exercised or tendered in the prior year to pay for options or satisfy tax withholding requirements. No participant may receive options or awards which in the aggregate exceed 2,000,000 shares of stock over the life of the Plan.

      At the distribution date, certain options to purchase Bristol-Myers Squibb stock that were held by Company employees were converted to Company stock options under either the 2001 Stock Incentive Plan or the TeamShare Stock Option Plan. The options were converted at quantities and exercise prices that maintained the intrinsic value of the option as it existed immediately prior to the distribution. The vesting dates and exercise periods of the options were not affected by the conversion.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of all options granted to employees and non-employee directors at December 31, 2001, and changes during the period from the distribution date is presented below:

		Weighted Average
	Options	Exercise Price

Conversion of Bristol-Myers Squibb options on distribution date	8,699,929	$23.93
Options granted	2,238,542	28.67
Options exercised	(128,645)	12.80
Options cancelled	(82,896)	29.88

Outstanding at end of year	10,726,930	25.01

Exercisable, end of year	3,954,347	$19.15

      The following table summarizes information about stock options outstanding at December 31, 2001:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$6.25 – $17.00	1,937,534	3.88 years	$11.24	1,934,276	$11.24
$17.01 – $27.50	4,148,631	7.51 years	24.75	1,359,083	24.30
$27.51 – $37.50	4,640,765	8.54 years	30.99	660,988	31.74

	10,726,930			3,954,347

      The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. The Company has adopted the disclosure requirements for SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, if compensation expense for the Company’s stock-based compensation plans had been determined based upon the fair value of awards granted, the Company’s net income would have been reduced by approximately $13 million, $8 million and $7 million, or $0.07, $0.04 and $0.04 per common share, basic and diluted, resulting in net income of $137 million, $168 million and $143 million for the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value for options granted during 2001, 2000 and 1999 was $14.10 per common share, $16.34 per common share and $17.78 per common share. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2001	2000	1999

Dividend Yield	0.0%	1.5%	2.4%
Volatility	41.7%	24.5%	21.8%
Risk-free interest rate	4.8%	6.3%	5.5%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	7	7	7

      The above assumptions for 2001 pertain to the Company while prior period figures are associated with the Company’s former parent.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Restricted Stock

      At the distribution, certain members of management had restricted stock grants for Bristol-Myers Squibb stock which were converted into Company restricted stock grants at quantities and prices that maintained the intrinsic value that existed immediately prior to the distribution. Total converted grants represented 106,560 shares at the distribution date. Subsequent to the distribution, restrictions on 20,361 shares were eliminated. In addition, restricted stock grants were made for 33,681 shares. The awards are being expensed over the vesting period of five years from date of grant and the expense recorded by the Company for all periods presented was not significant.

11.     Retirement and Postretirement Benefit Plans

      The Company has defined benefit pension plans covering substantially all U.S. and Puerto Rico employees and certain employees outside the U.S. and Puerto Rico. The principal pension plan is the Zimmer Holdings, Inc. Retirement Plan. Plan benefits are primarily based on years of credited service and the participant’s compensation. Foreign pension arrangements, including various retirement and termination benefit plans required by local law or coordinated with government-sponsored plans, are not significant in the aggregate.

      The Company also provides comprehensive medical and group life insurance benefits to substantially all U.S. and Puerto Rico retirees who elect to participate in the Zimmer Holdings, Inc. comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico.

      In both the U.S. and jurisdictions outside of the U.S., the Company has adopted employee benefit plans that are comparable to those of its former parent. In general, for purposes of determining eligibility to participate, eligibility for benefits, benefit forms and vesting under Company plans, each active employee is credited with his or her service with the former parent to the extent the corresponding plans of the former parent gave credit for such service.

      In connection with the distribution, the Company and its former parent entered into an Employee Benefits Agreement which allocated responsibilities relating to employee compensation, benefit plans and programs and other related matters. Under the Agreement, as of a specified date, active employees of the Company ceased to be active participants in benefit plans maintained by the former parent and became eligible to participate in all applicable Company plans.

      The Employee Benefits Agreement provides that as of the distribution date, the Company assumes, retains and is liable for all wages, salaries, welfare, incentive compensation and other employee-related obligations and liabilities for all current and former employees of the Company, except as specifically provided in the agreement. The former parent retained certain obligations for domestic pension benefits for service rendered through the distribution date. The former parent also retained obligations for medical and group life insurance benefits for all domestic retirees and those employees eligible to retire as of the distribution date. Substantially all assets funding its domestic pension and postretirement benefit plans were retained by the former parent.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net pension expense for the Company’s U.S. and Puerto Rico defined benefit retirement and postretirement benefit plans subsequent to the distribution date are as follows (in millions):

	December 31, 2001

	Pension	Postretirement

Service cost	$2.3	$0.5
Interest cost	0.7	0.5

Net periodic benefit cost	$3.0	$1.0

      The weighted average actuarial assumptions used in accounting for the Company’s U.S. and Puerto Rico defined benefit retirement and postretirement benefit plans were as follows:

	December 31, 2001

	Pension	Postretirement

Discount rate	7.25%	7.25%
Rate of compensation increase	3.50%	N/A
Expected long-term rate of return on plan assets	9.00%	N/A
Initial healthcare cost trend rate	N/A	9.00%
Ultimate healthcare cost trend rate	N/A	5.00%
First year of ultimate trend rate	N/A	2008

      Changes in benefit obligations and plan assets, from the distribution date to December 31, 2001 for the Company’s U.S. and Puerto Rico pension and postretirement benefit plans, were (in millions):

	Pension	Postretirement

Benefit obligation — beginning of year	$–	$–
Obligation assumed from former parent	22.6	17.1
Service cost	2.3	0.5
Interest cost	0.7	0.5
Benefits paid	(0.1)	–

Projected benefit obligation — end of year	$25.5	$18.1

Plan assets at fair market value — beginning of year	$–	$–
Assets contributed by former parent	2.3	–
Benefits paid	(0.1)	–

Plan assets at fair market value — end of year	$2.2	$–

Funded status	$(23.3)	$(18.1)
Unrecognized prior service cost	0.2	(0.1)
Unrecognized actuarial (gain) loss	(2.2)	2.0

Net amount recognized	$(25.3)	$(16.2)

Accrued benefit liability recognized	$(25.3)	$(16.2)

      In addition to the U.S. and Puerto Rico plans outlined above, the Company also has pension arrangements for certain of its foreign operations. The amount recognized relative to such plans was an asset of $4.5 million at December 31, 2001. Pension expense from such plans was immaterial for all periods presented.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for certain of the Company’s pension and postretirement plans with accumulated benefit obligations in excess of plan assets were $43.6 million, $8.8 million and $2.2 million, respectively, as of December 31, 2001.

      A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation.

      Included in the consolidated statement of earnings are allocations from the Company’s former parent for expenses specifically attributable to the Company’s employees’ participation in its retirement and postretirement benefit plans for periods prior to the distribution. Amounts included were $6 million, $10 million and $10 million for the years ended December 31, 2001, 2000 and 1999, respectively.

      The Company also sponsors defined contribution plans for substantially all of the U.S. and Puerto Rico employees. The principal defined contribution plan is the Zimmer Holdings, Inc. Savings and Investment Program. The Company’s contribution under this plan is based on employee contributions and the level of company match. The Company recognized $3.0 million of expense for the savings and investment plan for each of the years ended December 31, 2001, 2000 and 1999.

12.     Income Taxes

      The components of earnings before income taxes consist of the following (in millions):

	2001	2000	1999

United States operations	$200.4	$211.0	$207.9
Foreign operations	40.5	57.0	23.0

Total	$240.9	$268.0	$230.9

The provision for income taxes consists of:
Current:
Federal	$68.8	$58.2	$50.3
State	15.9	10.8	9.7
Foreign	28.6	26.0	16.0

	113.3	95.0	76.0

Deferred:
Federal	(9.5)	2.7	11.3
State	(1.6)	0.3	1.7
Foreign	(11.1)	(6.0)	(8.0)

	(22.2)	(3.0)	5.0

	$91.1	$92.0	$81.0

      For periods prior to the separation, the income tax provision was calculated on a separate return basis while actual tax payments were made on a combined return basis by the Company’s former parent. Income taxes paid by the Company for the period after the separation were $43.4 million.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	2001	2000	1999

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	3.9	2.7	3.2
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	0.9	(1.0)	0.1
Tax benefit relating to operations in Puerto Rico	(2.6)	(1.2)	(1.0)
Earnings of Foreign Sales Corporation	(1.4)	(1.8)	(2.3)
Non-deductible separation costs	1.9	–	–
Other	0.1	0.6	0.1

	37.8%	34.3%	35.1%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income taxes consisted of the following (in millions):

	2001	2000

Inventory	$39.1	$33.0
Depreciation	30.6	25.0
Accrued liabilities	40.1	8.0
Other	6.2	11.0

	$116.0	$77.0

      Current deferred income taxes at December 31, 2001 and 2000, were $49.2 million and $37.0 million, respectively. Non-current deferred income taxes at December 31, 2001 and 2000, were $66.8 million and $40.0 million, respectively.

      The Company’s former parent received a ruling from the Internal Revenue Service (“IRS”), that the distribution would qualify as a tax-free transaction. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions. The Company has agreed to certain restrictions on its future actions to provide further assurances that the distribution will qualify as tax-free. If the Company fails to abide by such restrictions and, as a result, the distribution fails to qualify as a tax-free transaction, the Company will be obligated to indemnify its former parent for any resulting tax liability.

      Under the Tax Sharing Agreement executed in conjunction with the distribution, the Company’s former parent maintains full control and discretion with regard to any federal, foreign, combined, consolidated and certain separate state tax filings or tax audit issues for periods through the distribution date and retains all refunds for such periods. The Company’s former parent also agreed to indemnify the Company against any tax liabilities arising from such filings or audits. The Company retains full control and discretion with regard to certain state and other tax filings, refunds and liabilities through the distribution date and for all tax filings and proceedings after the distribution date. The Company and its former parent anticipate an adjustment of distribution date tax balances based on actual tax filings. If required, the adjustment will result in an increase or decrease to the remaining net investment by the Company’s former parent as reported in the Consolidated Statement of Stockholders’ Equity.

      No provision has been made for U.S. federal and state income taxes or foreign taxes that may result from future remittances of the undistributed earnings of foreign subsidiaries, since it is management’s

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

practice and intent to reinvest such earnings in the operations of these subsidiaries. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits.

13.     Segment Data

      The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, fracture management products and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic procedures and to accommodate patient rehabilitation needs post surgery. Operations are managed through three major geographic areas — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of the major countries of Europe as well as the Middle East and Africa. This structure is the basis for the Company’s reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of separation costs and operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, corporate legal, finance, human resource functions, and operations and logistics.

      Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2001	2000	1999	2001	2000	1999	2001	2000	1999

Americas	$790.7	$655.4	$587.9	$374.3	$313.4	$276.0	$530.7	$346.9	$341.3
Asia Pacific	255.2	264.5	235.3	104.9	100.9	76.8	141.2	174.5	180.4
Europe	132.7	120.7	115.7	20.7	18.5	23.0	73.1	76.0	83.9

Net sales	$1,178.6	$1,040.6	$938.9

Separation costs				(70.0)	—	—
Global operations and corporate expenses				(181.6)	(164.8)	(144.9)

Operating profit				$248.3	$268.0	$230.9

Total assets							$745.0	$597.4	$605.6

Product category (in millions):

	2001	2000	1999

Reconstructive implants	$886.5	$764.5	$679.1
Fracture management	128.3	123.4	112.8
Orthopaedic surgical products	163.8	152.7	147.0

Total	$1,178.6	$1,040.6	$938.9

      Depreciation expenses were $23.4 million, $23.1 million and $22.0 million and additions to fixed and other assets were $54.7 million, $29.0 million and $33.2 million for the years ended December 31, 2001, 2000 and 1999, respectively, and related principally to the Company’s U.S. and Puerto Rico facilities.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.     Transactions with Former Parent

      Prior to August 6, 2001, the former parent of the Company provided certain services, including administration of treasury, insurance, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, corporate aviation and related services, telecommunications, computing services, corporate income tax and selected legal services. Management of the Company believes that the methods used to allocate expenses to the Company for these services were reasonable, although it cannot be assured that all the expenses that would have been incurred had the Company been a separate, standalone entity have been reflected in financial results prior to separation. These services accounted for a total expense of $17.2 million for the period January 1 through August 6, 2001, and $29.9 million and $28.7 million, respectively, for the years ended December 31, 2000 and 1999.

      The Company and its former parent entered into an Interim Services Agreement pursuant to which the former parent provided the Company, on an interim, transitional basis, various services, including, but not limited to, employee benefits administration and information technology services. The agreed upon charges for such services were intended to allow the former parent to recover fully the allocated costs of providing the services.

      The Interim Services Agreement commenced on the distribution date and shall expire no later than twelve months from the distribution date except for certain information technology services, which expire December 31, 2002. The agreement may be extended by the parties in writing either in whole or in part. The Company may terminate the agreement with respect to particular services upon prior written notice.

15.     Leases

      Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2001 were $5.0 million for 2002, $3.9 million for 2003, $2.9 million for 2004, $2.2 million for 2005, $1.6 million for 2006 and $1.2 million thereafter.

16.     Commitments and Contingencies

      The Company is subject to product liability and other claims arising in the ordinary course of business, for which the Company maintains insurance, subject to self-insured retention limits. The Company establishes accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

      In addition to product liability, the Company is subject to other lawsuits and claims arising in the ordinary course of business, none of which are expected to have, upon ultimate resolution, a material effect on the Company’s consolidated financial position, results of operations or cash flows.

      The Company markets Saint-Gobain manufactured zirconia femoral heads in certain of its hip replacement products. During the year Saint-Gobain issued a product recall of several batches of these zirconia femoral heads. In the fourth quarter 2001, the Company established an accrual of $3.0 million for possible payments of non-reimbursed, direct medical expenses to certain patients who choose to undergo a revision procedure related to this product.

      Pursuant to the Company’s exclusive distribution and strategic alliance with Implex Corporation relating to Trabecular Metal products and technology and other products, the Company is subject to

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual minimum purchase commitments. Such commitments are in line with the Company’s expectations and product development plans with regard to the products covered under this agreement.

17.     Quarterly Financial Information (Unaudited) (in millions, except per share data)

	2000 Quarter Ended				2001 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$253.5	$260.9	$251.8	$274.4	$286.0	$294.3	$286.7	$311.6
Gross profit	183.6	192.4	179.5	194.2	203.8	212.0	207.8	229.1
Net earnings	38.6	47.3	42.6	47.5	36.0	43.2	27.4	43.2
Net earnings per common share:
Basic	0.20	0.24	0.22	0.25	0.19	0.22	0.14	0.22
Diluted	0.20	0.24	0.22	0.25	0.19	0.22	0.14	0.22
Pro forma (1)
Gross profit	N/A	N/A	N/A	N/A	207.3	215.7	211.5	230.1
Net earnings	N/A	N/A	N/A	N/A	41.9	48.9	47.9	52.1
Net earnings per share:
Basic	N/A	N/A	N/A	N/A	0.22	0.25	0.25	0.27
Diluted	N/A	N/A	N/A	N/A	0.22	0.25	0.25	0.27

(1)	Pro forma earnings exclude $70.0 million ($49.9 million net of tax) in costs relating to the separation of the Company from its former parent and include interest expense related to debt expected to be assumed or incurred under the Credit Facility as if outstanding from January 1, 2001. Assumed average outstanding borrowings from January 1 to July 31, 2001 were $450 million at an average interest rate of 5.4 percent. Interest expense includes the amortization of fees. Pro forma financial information is presented herein to provide users of the financial statements with information about the impact of the Company’s separation from its former parent.

18.     Subsequent Events

      On January 17, 2002, the Company announced that it had entered into an exclusive collaboration agreement with Isto Technologies, Inc., a privately held biotechnology firm, to develop and commercialize Isto’s patented allograft tissue for the surgical repair of articular cartilage defects and, potentially, for the regeneration of articular surfaces lost to osteoarthritis.

      Under the terms of the agreement, the Company will be the exclusive, worldwide distributor of Isto’s in vitro cultured cartilage grafts, called Neocartilage. In addition, the Company will provide financial and technical resources to accelerate the development and commercialization of this new regenerative cartilage approach. The long-term agreement allows the Company to establish and build an equity position in Isto as certain development milestones are reached.

      In addition, subsequent to December 31, 2001, in connection with its normal risk management activities, the Company entered into foreign exchange forward contracts to purchase U.S. Dollars and sell Japanese Yen for an aggregate notional value of $90 million. The contracts, which have been designated as hedges of anticipated foreign currency transactions, contain maturity dates ranging from January 2003 to December 2003 with a weighted average contract rate of Yen 129.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position

J. Raymond Elliott	52	Chairman, President and Chief Executive Officer
James T. Crines	42	Vice President, Controller
David C. Dvorak	38	Senior Vice President, Corporate Affairs and General Counsel
Sam R. Leno	56	Senior Vice President and Chief Financial Officer
John S. Loveman-Krelle	50	President, Asia Pacific
Bruno A. Melzi	54	President, Europe/ MEA
Bruce E. Peterson	53	President, Americas

      J. RAYMOND ELLIOTT was appointed Chairman on August 6, 2001 and President and Chief Executive Officer of the Company on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., the Company’s predecessor (“Zimmer, Inc.”), in November 1997. Concurrently, Mr. Elliott served as a corporate Vice President of the Company’s former parent prior to the distribution, from November 1997 until the separation. Mr. Elliott has approximately 30 years of experience in orthopaedics, medical devices and consumer products. Prior to joining Zimmer, Inc., he served as President and Chief Executive Officer of Cybex, Inc., a publicly traded medical rehabilitation and cardiovascular products company, from September 1995 to June 1997, and previously as President and Chief Executive Officer of J.R. Elliott & Associates, a privately held M&A firm. During this time, Mr. Elliott successfully completed several M&A and turnaround projects for the federal government and numerous healthcare firms, including the role of Chairman and Chief Executive Officer for Cablecom Inc. Mr. Elliott has also served as Chairman and President of various divisions of Southam, Inc., a communications group, and as Group President of five divisions of food and beverage leader John Labatt, Inc. He began his career in the healthcare industry with American Hospital Supply Corporation (later Baxter International), where he gained 15 years experience in sales, marketing, operations, business development and general management, leading to his appointment as President of the Far East divisions, based in Tokyo, Japan. Mr. Elliott has served as a director on more than 15 business-related boards in the U.S., Canada, Japan and Europe and has served on three occasions as Chairman. He is currently a director of the State of Indiana Workplace Development Board and a trustee of the Orthopaedic Research and Education Foundation (“OREF”). He holds a bachelor’s degree from the University of Western Ontario, Canada.

      JAMES T. CRINES joined Zimmer, Inc. in 1997 as Director of Finance. On July 1, 2001, he was appointed Vice President, Controller after serving as Vice President, Finance and Information Technology since September 2000. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers Squibb from September 1995 until he joined Zimmer, Inc. Mr. Crines has over 18 years of experience in corporate and operations finance and accounting, including five years as an auditor with Price Waterhouse from 1981 to 1986. He was employed by American Cyanamid from 1986 to 1995 and served in a variety of increasingly important financial roles, culminating in his promotion to Division Controller of its global animal health and nutrition businesses in 1993. Mr. Crines holds a bachelor’s degree in accounting from the University of Scranton and an M.B.A. from Rutgers University and is a Certified Public Accountant.

      DAVID C. DVORAK was appointed Senior Vice President, Corporate Affairs and General Counsel of the Company effective December 6, 2001. Prior to his appointment, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation, an Ohio-based leader in medical sterilization and infection control products. Prior to joining STERIS in 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio, law firms, focusing on mergers and acquisitions and on securities law. Mr. Dvorak holds a B.S. degree in Business

Administration from Miami University in Oxford, Ohio, and a J.D. degree, magna cum laude, from Case Western Reserve University School of Law in Cleveland, Ohio.

      SAM R. LENO was appointed Senior Vice President and Chief Financial Officer of the Company effective July 16, 2001. Prior to his appointment, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a global distributor of electronic components, a position he held from March 1999 until he joined the Company. From July 1995 until February 1999, Mr. Leno served as Executive Vice President and Chief Financial Officer of Corporate Express, Inc., a global supplier of office products and services. He served as Chief Financial Officer of Coram Healthcare, which specializes in home IV infusion, from 1994 until 1995. From 1971 to 1994, Mr. Leno held several financial positions of increasing responsibility at Baxter International, Inc., formerly American Hospital Supply Corporation, including Vice President, Finance and Information Technology, Hospital Business, from 1989-1994, Vice President, Financial Planning and Analysis, from 1988 to 1989, and Vice President, Corporate Restructuring, from 1986 until 1988. Prior to joining American Hospital Supply, he served as a U.S. Naval Officer. Mr. Leno holds a B.S. degree in Accounting from Northern Illinois University and a M.B.A. from Roosevelt University.

      JOHN S. LOVEMAN-KRELLE joined Zimmer, Inc. in 1987. He has served as President, Asia Pacific since June 2000. Mr. Loveman-Krelle served as Vice President, Global Marketing-Knees from January 1996 until June 1997 and as Vice President and General Manager from June 1997 until his promotion to his current position. Mr. Krelle has over 20 years of experience in the orthopaedics and medical products industry; and his previous responsibilities with Zimmer, Inc. include Vice President, Patient Care Global Marketing and Development and Vice President, Global Knee Marketing. Prior to 1987, he held positions in sales, marketing and management with Schering AG. Mr. Krelle holds a bachelor’s degree in mechanical engineering and an M.B.A. from Sussex University, U.K.

      BRUNO A. MELZI joined Zimmer, Inc. in 1990 as Managing Director, Italy. In March 2000, Mr. Melzi was promoted from Vice President and Managing Director of Italy, Germany and Switzerland, a position he held since October of 1997, to his current position of President, Europe/MEA. Mr. Melzi has over 27 years of experience in the orthopaedics and medical products industry. He has previously served as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990, as Smith & Nephew’s Business Director for Italy from 1982 to 1983 and as Executive Marketing Director for Johnson & Johnson’s Ethicon suture division from 1980 to 1982. Mr. Melzi holds a degree in law from the University of Pavia, Italy.

      BRUCE E. PETERSON was appointed President, Americas of Zimmer, Inc. effective July 1, 2001. He joined Zimmer, Inc. in 1995 as Senior Vice President, U.S. Sales and Marketing and was given additional responsibility for Canada and Latin America in May 2000. Mr. Peterson has over 25 years of sales, marketing and management experience in the orthopaedics industry, including eight years with Johnson & Johnson Orthopaedics from 1975 to 1983, three previous years from 1984 to 1986 with Zimmer, Inc. and nine years as Distributor Principal and President of Great Lakes Orthopaedics from 1986 to 1995. Mr. Peterson holds a bachelor’s degree from Youngstown State University.

      Information relating to the directors will appear in the section entitled “Nominees for Director” in the definitive Proxy Statement to be dated March 12, 2002, and to be filed with the Commission relating to the Company’s 2002 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item concerning remuneration of the Company’s officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) 1.     Financial Statements

The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

           Report of Independent Accountants

Consolidated Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

           2.     Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the information required therein is set forth in the Notes to Consolidated Financial Statements included in Item 8 of this report.

           3.     Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K

A report on Form 8-K dated November 13, 2001 was filed reporting under Item 5 to facilitate the filing of exhibits to the report executed copies of certain incomplete exhibits previously filed and certain other instruments, documents or contracts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/s/ J. RAYMOND ELLIOTT

J. Raymond Elliott
Chairman of the Board,
President and Chief Executive Officer

Dated: March 11, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. RAYMOND ELLIOTT J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2002

/s/ SAM R. LENO Sam R. Leno	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2002

/s/ JAMES T. CRINES James T. Crines	Vice President, Controller (Principal Accounting Officer)	March 11, 2002

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 11, 2002

/s/ REGINA E. HERZLINGER Regina E. Herzlinger	Director	March 11, 2002

/s/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	March 11, 2002

/s/ AUGUSTUS A. WHITE III Augustus A. White III	Director	March 11, 2002

INDEX TO EXHIBITS

Exhibit
No.		Description

2		Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/ A dated December 7, 2001)
3.1		Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2		Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3		Restated Bylaws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to Current Report on Form 8-K dated November 13, 2001)
4.1		Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form 10, dated July 6, 2001)
4.2		Rights Agreement between Zimmer Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of August 6, 2001 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 13, 2001)
4.3		Specimen Right Certificate (incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto)
10.1		Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (filed as Exhibit 2 hereto)
10.2		Interim Services Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 13, 2001)
10.3*		Employee Benefits Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated November 13, 2001)
10.4		Tax Sharing Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated November 13, 2001)
10.5*		Zimmer Holdings, Inc. Savings and Investment Program, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated August 6, 2001)
10.6*		Zimmer Holdings, Inc. 2001 Stock Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 6, 2001)
10.7*		Zimmer Holdings, Inc. TeamShare Stock Option Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated August 6, 2001)
10.8*		Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K dated August 6, 2001)
10.9*		Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.10	*	Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated August 6, 2001)
10.11		Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 6, 2001)
10.12	*	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)

Exhibit
No.		Description

10.13	*	Retention Agreement of J. Raymond Elliott (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K Dated November 13, 2001)
10.14	*	Retention Agreement of Roy D. Crowninshield (incorporated herein by reference to Exhibit 10.6 to Current Report on Form 8-K Dated November 13, 2001)
10.15	*	Retention Agreement of Bruce E. Peterson (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K Dated November 13, 2001)
10.16	*	Retention Agreement of Bruno A. Melzi
10.17	*	Retention Agreement of John S. Loveman-Krelle (incorporated herein by reference to Exhibit 10.9 to Current Report on Form 8-K Dated November 13, 2001)
10.18	*	Compensation Agreement of J. Raymond Elliott (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K Dated November 13, 2001)
10.19	*	Compensation Agreement of Roy D. Crowninshield (incorporated herein by reference to Exhibit 10.11 to Current Report on Form 8-K Dated November 13, 2001)
10.20	*	Compensation Agreement of Bruce E. Peterson (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K Dated November 13, 2001)
10.21	*	Compensation Agreement of Bruno A. Melzi
10.22	*	Compensation Agreement of John S. Loveman-Krelle (incorporated herein by reference to Exhibit 10.14 to Current Report on Form 8-K Dated November 13, 2001)
10.23		$26,000,000 Uncommitted Standard Instrument Line of Credit between Zimmer, Inc. and subsidiaries and Bank of America, N.A. and its affiliates and subsidiaries dated July 17, 2001
10.24		Amendment No. 1 to Letter Agreement dated July 17, 2001 between Zimmer, Inc. and Bank of America, N.A. dated July 26, 2001
10.25		Uncommitted Credit Agreement between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation dated October 29, 2001
10.26		First Amendment to Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of December 10, 2001
21		List of Subsidiaries of Zimmer Holdings, Inc.
23		Consent of PricewaterhouseCoopers LLP

*	indicates management contracts or compensatory plans or arrangements