Form 10-Q
period 2002-03-31
ZIMMER HOLDINGS INC
filed 2002-05-08
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777

(State or other jurisdiction of	(IRS Employer Identification No.)

incorporation or organization)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☑            No  ☐

At April 29, 2002, there were 194,200,910 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2002

Part I - Financial Information		Page

Item 1.

	Financial Statements

	Consolidated Statements of Earnings for the Three Months Ended March 31, 2002 and 2001	3

	Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	5

	Notes to Interim Consolidated Financial Statements	6

Item 2.

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.

	Quantitative and Qualitative Disclosures About Market Risk	16

Part II - Other Information

	There is no information required to be reported under any items except those indicated below.

Item 1.

	Legal Proceedings	16

Item 6.

	Exhibits and Reports on Form 8-K	16

Signatures		17

Part I - Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in millions, except per share data)

	For the Three Months
	Ended March 31,

	2002	2001

Net Sales	$319.1	$286.0

Cost of products sold	80.8	81.1

Gross Profit	238.3	204.9

Research and development	19.1	18.0

Selling, general and administrative	130.9	130.3

Operating expenses	150.0	148.3

Operating Profit	88.3	56.6

Interest expense	3.6	—

Earnings before income taxes	84.7	56.6

Provision for income taxes	30.1	20.6

Net Earnings	$54.6	$36.0

Earnings Per Common Share

Basic	$0.28	$0.19

Diluted	$0.28	$0.19

Average Common Shares Outstanding

Basic	194.0	193.6

Diluted	195.7	193.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets:

Cash and equivalents	$20.8	$18.4

Accounts receivables, less allowance for doubtful accounts	196.2	181.7

Inventories, net	219.8	200.0

Prepaid expenses	65.3	59.3

Deferred income taxes	51.8	49.2

Total Current Assets	553.9	508.6

Property, Plant and Equipment, net	149.5	148.2

Deferred Income Taxes	66.6	66.8

Other Assets	20.2	21.4

Total Assets	$790.2	$745.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$61.2	$67.4

Income taxes payable	23.6	4.3

Other current liabilities	145.5	151.4

Short-term debt	150.0	150.0

Total Current Liabilities	380.3	373.1

Other Long-term Liabilities	83.8	79.3

Long-term Debt	192.2	213.9

Total Liabilities	656.3	666.3

Stockholders’ Equity:

Common stock, $.01 par value, one billion shares authorized, 194.2 in 2002 and 193.9 in 2001 issued and outstanding	1.9	1.9

Paid-in capital	9.4	4.4

Retained earnings	110.2	55.6

Accumulated other comprehensive income	12.4	16.8

Total Stockholders’ Equity	133.9	78.7

Total Liabilities and Stockholders’ Equity	$790.2	$745.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Three Months
	Ended March 31,

	2002	2001

Cash flows provided by (used in) operating activities:

Net earnings	$54.6	$36.0

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation	5.5	6.1

Income taxes	20.3	(1.0)

Receivables	(16.6)	(7.7)

Inventories	(21.9)	(7.5)

Accounts payable and accrued liabilities	(11.3)	23.2

Other assets and liabilities	1.9	(2.5)

Net cash provided by operating activities	32.5	46.6

Cash flows used in investing activities:

Additions to property, plant and equipment	(6.5)	(10.1)

Investments in other assets	(2.0)	—

Net cash used in investing activities	(8.5)	(10.1)

Cash flows provided by (used in) financing activities:

Repayment of borrowings, net	(19.3)	—

Proceeds from issuance of common stock	4.8	—

Net change in due to/from former parent	(6.9)	45.7

Net transactions with former parent	—	(82.2)

Net cash used in financing activities	(21.4)	(36.5)

Effect of exchange rates on cash and equivalents	(0.2)	—

Increase in cash and equivalents	2.4	—

Cash and equivalents, beginning of year	18.4	—

Cash and equivalents, end of period	$20.8	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

         The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the three years ended December 31, 2001 included in the annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the quarter ended March 31, 2001 have been reclassified to conform to current year presentation.

         The accompanying consolidated financial statements represent the Company’s consolidated operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of Bristol-Myers Squibb Company prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with Bristol-Myers Squibb, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment in Zimmer.

2.     Comprehensive Income

         The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended March 31,

	2002	2001

	(in millions)
Net Earnings	$54.6	$36.0

Other Comprehensive Income (Loss):

Foreign currency translation	(2.2)	(5.2)

Unrealized foreign currency hedge gains (losses)	(3.3)	5.3

Tax effect	1.1	(1.9)

Total Other Comprehensive Income (Loss)	(4.4)	(1.8)

Comprehensive Income	$50.2	$34.2

3.     Earnings Per Share

         For periods ended August 6, 2001 and prior, basic and diluted earnings per share are computed using the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the shareholders of Bristol-Myers Squibb. On the distribution date, outstanding Bristol-Myers Squibb stock options and restricted stock held by Company employees were converted into Company stock options and restricted stock. For periods subsequent to August 6, 2001, any new issuances of common stock are reflected in basic and diluted earnings per share and the dilutive effect of outstanding stock options and restricted stock has been reflected in diluted earnings per share. The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months
	Ended March 31,

	2002	2001

	(in millions)
Basic average common shares outstanding	194.0	193.6

Effect of dilutive securities	1.7	—

Diluted average common shares outstanding	195.7	193.6

4.     Inventories

	March 31,	December 31,
	2002	2001

	(in millions)
Finished goods	$173.6	$158.4

Raw materials and work in progress	46.2	41.6

Inventories, net	$219.8	$200.0

5.     Property, Plant and Equipment

	March 31,	December 31,
	2002	2001

	(in millions)
Land	$7.8	$8.0

Buildings and equipment	332.7	320.3

Construction in progress	12.7	27.8

	353.2	356.1

Accumulated depreciation	(203.7)	(207.9)

Property, plant and equipment, net	$149.5	$148.2

6.     Financial Instruments

         The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales expected to occur up to twenty-four months in the future. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The fair value of derivative instruments recorded in prepaid expenses at March 31, 2002 was $6.4 million, or $4.0 million, net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next twenty-four months.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Americas	$224.3	$192.5	$102.4	$85.4

Asia Pacific	57.8	61.3	23.6	21.9

Europe	37.0	32.2	7.3	3.1

Total	$319.1	$286.0

Separation costs			—	(14.3)

Global operations and corporate expenses			(45.0)	(39.5)

Operating profit			$88.3	$56.6

Product Category (in millions):

	Three Months Ended
	March 31,

	2002	2001

Reconstructive implants	$245.1	$213.5

Fracture management	32.6	32.5

Orthopaedic surgical products	41.4	40.0

Total	$319.1	$286.0

8.     Commitments and Contingencies

         The Company is subject to product liability and other claims arising in the ordinary course of business, for which the Company maintains insurance, subject to self-insured retention limits. The Company establishes accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that these cases will not have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.

         In addition to product liability, the Company is subject to various other lawsuits and claims arising in the ordinary course of business, none of which are expected to have, upon ultimate resolution, a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease, deformity, or trauma in joints such as knees, hips, shoulders and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. With operations in 20 countries and products marketed in approximately 70 countries, operations are managed through three geographic regions – the Americas, Asia Pacific and Europe. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

         For comparison purposes, the unaudited pro forma consolidated statement of earnings for the three-months ended March 31, 2001 presented herein, has been prepared giving effect to the exclusion of costs incurred by the Company to separate from its former parent and including three-months of interest expense on debt expected to be assumed or incurred at the distribution date as if such debt were outstanding from January 1, 2001, as disclosed in previous filings. The unaudited pro forma consolidated statement of earnings for the three-months ended March 31, 2001 has been derived from the unaudited interim consolidated statement of earnings included herein and does not purport to represent what results of operations actually would have been or to project financial performance for any future period. The pro forma consolidated statement of earnings reflects all adjustments that, in the opinion of management, are necessary to present fairly the pro forma results of operations. This information should be read in conjunction with the historical consolidated statement of earnings and corresponding notes included elsewhere in this report and in the Company’s Form 10-K for the year ended December 31, 2001. The adjustments to the accompanying historical financial information for the three-months ended March 31, 2001 are described below:

(a)	Reflects all costs incurred related to the separation of the Company from its former parent. The Company incurred $14.3 million in costs related to the separation for the three-months ended March 31, 2001.

(b)	Reflects interest expense related to debt expected to be assumed or incurred under the Company’s $600 million credit facility (“Credit Facility”). Assumed average borrowings from January 1 through March 31, 2001 were $450 million at an average interest rate of 5.5 percent and includes amortization of fees.

(c)	Reflects the tax effect of the pro forma adjustments for separation costs and interest expense using a rate of 27.2 percent, reflecting the non-deductibility of certain separation costs.

First Quarter Results of Operations

         The following table sets forth the consolidated results of operations for the three-months ended March 31, 2002 and the as reported and pro forma results of operations for the three-months ended March 31, 2001. The pro forma amounts exclude the effect of costs incurred to separate from the Company’s former parent and include a full quarter of interest expense:

(unaudited, in millions, except per share amounts)

		2001

		As	Pro
	2002	Reported	Forma

Net Sales	$319.1	$286.0	$286.0

Cost of products sold	80.8	81.1	77.6	(a)

Gross Profit	238.3	204.9	208.4

Research and development	19.1	18.0	17.1	(a)

Selling, general and administrative	130.9	130.3	120.4	(a)

Operating expenses	150.0	148.3	137.5

Operating Profit	88.3	56.6	70.9

Interest expense	3.6	—	6.2	(b)

Earnings before income taxes	84.7	56.6	64.7

Provision for income taxes	30.1	20.6	22.8	(c)

Net Earnings	$54.6	$36.0	$41.9

Earnings Per Common Share

Basic	$0.28	$0.19	$0.22

Diluted	$0.28	$0.19	$0.22

Average Common Shares Outstanding

Basic	194.0	193.6	193.6

Diluted	195.7	193.6	193.6

         Net Sales

         Net sales for the three-month period ended March 31, 2002 increased 12 percent to $319.1 million from $286.0 million for the comparable 2001 period. Sales growth reflected strong demand for reconstructive implants and outstanding results in the Company’s largest operating segment, the Americas. This increase was comprised of an 11 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 3 percent decrease due to foreign exchange rate fluctuations.

         The following tables set forth net sales by geographic region and product category for the quarters ended March 31, 2002 and 2001 (unaudited, in millions):

Net Sales by Geographic Region

	Three Months Ended
	March 31,

	2002	2001

Americas	$224.3	$192.5

Asia Pacific	57.8	61.3

Europe	37.0	32.2

Total	$319.1	$286.0

Net Sales by Product Category

	Three Months Ended
	March 31,

	2002	2001

Reconstructive implants	$245.1	$213.5

Fracture management	32.6	32.5

Orthopaedic surgical products	41.4	40.0

Total	$319.1	$286.0

         Net sales in the Americas increased 17 percent to $224.3 million in the three-months ended March 31, 2002 compared to the same period in 2001. This increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Knee sales increased 24 percent supported by growth in sales of the NexGen Legacy® Posterior Stabilized Flex Knee and the M/G™ Unicompartmental Knee, now featuring Minimally Invasive Solutions™ (“MIS”) Instrumentation. Hip sales increased 14 percent, driven by strong sales of VerSys® Hip Systems, Trilogy® Acetabular Systems and Longevity® Highly Crosslinked Polyethylene Liners. Fracture management product sales increased 8 percent in the quarter in part due to increased sales of Zimmer® Periarticular Plating Systems.

         Net sales in the Asia Pacific region decreased 6 percent to $57.8 million in the three-month period ended March 31, 2002 compared to the same period in 2001. This decrease was comprised of a 6 percent increase due to incremental volume and changes in the mix of product sales, offset by a 12 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 1 percent (increased 13 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex Knee and increased sales of the M/G Unicompartmental Knee. Hip sales decreased 5 percent (increased 8 percent constant currency) driven by sales of VerSys Hip Systems, Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Fracture management product sales decreased 20 percent (decreased 9 percent constant currency) reflecting a short-term decline in M/DN® Intramedullary Fixation and compression hip screws (CHS).

         Net sales in Europe grew 15 percent to $37.0 million in the three-month period ended March 31, 2002 compared to the same period in 2001, driven by higher sales in Central Europe, France, Germany, Italy, Spain and the United Kingdom. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 14 percent (increased 18 percent constant currency) driven by strong sales of the NexGen Legacy Posterior Stabilized Flex Knee, NexGen Legacy Posterior Stabilized Knee and the M/G Unicompartmental Knee. Hip sales increased 20 percent (increased 24 percent constant currency) due to continued growth in Longevity Highly Crosslinked Polyethylene Liners, VerSys Hip Systems and the ZMR® Hip System. Fracture management product sales increased 8 percent (increased 12 percent constant currency).

         Overall, worldwide sales of reconstructive implants grew 15 percent (increased 18 percent constant currency) in the three-month period ended March 31, 2002 to $245.1 million compared to $213.5 million during the three-month 2001 period. Sales of fracture management products remained constant to prior year at $32.6 million (increased 3 percent constant currency).

         Gross Profit

         Gross profit as a percentage of net sales was 74.7 percent for the three-month period ended March 31, 2002 compared to 71.6 percent in the comparable 2001 period or 72.9 percent excluding separation costs. This increase was due, in part, to the impact of higher revenues resulting from higher average selling prices, favorable premium priced product mix, foreign currency hedge contracts, as well as improved manufacturing efficiencies associated with increased sales volume and enhanced productivity.

         Operating Expenses

         Research and development as a percentage of net sales was 6.0 percent for the three-month period ended March 31, 2002 compared to 6.3 percent in the comparable 2001 period or 6.0 percent excluding separation costs. Selling, general and administrative expenses as a percentage of net sales were 41.0 percent for the three-month period ended March 31, 2002 compared to 45.6 percent in the comparable 2001 period or 42.1 percent excluding separation costs. The reduction reflects a decrease in selling expenses in Japan as a result of sales force and distributor reorganization, lower instrument costs, partially offset by an increase in selling and marketing expenses, reflecting investments to support the Company’s U.S. distributor network, target direct-to-customer advertising and the establishment of the MIS business unit.

         Earnings

         Operating profit for the three-month period ended March 31, 2002 increased 56 percent to $88.3 million from $56.6 million in the comparable 2001 period. Excluding separation costs of $14.3 million in the comparable period in 2001, operating profit increased 25 percent from $70.9 million, due primarily to the increase in gross profit margin and lower operating expenses as discussed above.

         The effective tax rate on earnings before taxes decreased to 35.5 percent for the three-month period ended March 31, 2002 from 36.4 percent in 2001, as computed by the Company’s former parent. Excluding separation costs and including a full quarter of interest expense, the effective tax rate was 35.2 percent for the comparable period in 2001. The Company’s tax rate decreased 60 basis points from 36.1 percent, on a pro forma separate return basis, after August 6, 2001.

         Net earnings increased 52 percent to $54.6 million for the three-month period ended March 31, 2002 compared to $36.0 million in the comparable 2001 period. Basic and diluted earnings per share for the three-month period ended March 31, 2002 increased 47 percent to $0.28 from $0.19 in the comparable 2001 period. Net earnings increased 30 percent from $41.9 million excluding separation costs of $9.8 million, net of tax, and including a full quarter of interest expense, net of tax, of $3.9 million for the same period in 2001. Basic and diluted earnings per share increased 27 percent from $0.22 for the first quarter of 2001 as adjusted for separation costs and interest expense.

         Operating Profit by Segment

         The following table sets forth operating profit by segment for the three-months ended March 31, 2002 and 2001:

         Percent of net sales

	Three Months Ended March 31,

	2002	2001

Americas	46%	44%

Asia Pacific	41	36

Europe	20	10

         Operating profit for the Americas as a percentage of net sales increased to 46 percent for the three-month period ended March 31, 2002 as compared to 44 percent for the same period in 2001 excluding separation costs, reflecting the favorable effects of increased sales of higher margin products and higher average selling prices partially offset by higher selling expenses. Selling expenses as a percent of sales increased modestly, in line with the Company’s plan to expand field-based personnel, launch an increasing number of products, and seek to secure a leadership position in MIS solutions for orthopaedics.

         Operating profit for the Asia Pacific region as a percentage of net sales increased to 41 percent for the three-month period ended March 31, 2002, as compared with 36 percent for the same period in 2001. Reductions in operating expenses together with increased sales of higher margin products also contributed to the increase.

         Operating profit for Europe as a percentage of net sales increased to 20 percent for the three-month period ended March 31, 2002, as compared with 10 percent for the same period in 2001 due to favorable product mix and strong sales in higher margin countries.

Liquidity and Capital Resources

         Cash flow generated from operations was $32.5 million in the three-months ended March 31, 2002 compared to $46.6 million in the comparable period last year. Excluding separation costs in the comparable period last year, cash flow generated from operations decreased $8.9 million from $41.4 million. The decrease in cash flow from operations is primarily attributable to the funding of retirement liability assumed from the Company’s former parent. In addition, the Company continued to increase inventory during the 2002 period to support new product launches.

         Cash flow used in investing activities was $8.5 million in the three-months ended March 31, 2002 compared to $10.1 million in the comparable period last year. Capital expenditures decreased in 2002 principally due to completion of the Warsaw distribution facility expansion in 2001.

         Cash flow used in financing activities was $21.4 million in the three-months ended March 31, 2002 compared to $36.5 million in the comparable period last year. The Company repaid $19.3 million of debt in 2002 compared to net payments to its former parent of $36.5 million in the comparable 2001 period.

         Management believes that cash flows from operations, together with available borrowings under the Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The Company’s ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the separation from its former parent. Under the tax sharing agreement with its former parent the Company is required to indemnify the former parent for the amount of any tax imposed under Section 355(e) of the Internal Revenue Code.

Forward Looking Statements

         This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “would,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, customer demand for products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, effects of complying with applicable governmental regulations, product liability and intellectual property litigation losses, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. The Company undertakes no obligation to update any forward-looking statements. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II – Other Information

Item 1.     Legal Proceedings

         Information pertaining to legal proceedings can be found in Note 8 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits. The following documents are filed as exhibits to this report:

10.1	Amendment No. 2 to Letter Agreement dated July 17, 2001 between Zimmer Inc. and Bank of America, N.A. dated February 5, 2002

10.2	Change in Control Severance Agreement with J. Raymond Elliott

10.3	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi, John S. Loveman-Krell, Bruce E. Peterson and David Dvorak

10.4	Change in Control Agreement with James T. Crines

(b)  Reports on Form 8-K. During the quarter for which this Report on Form 10-Q is filed, the Company filed one report on Form 8-K on January 28, 2002 disclosing under Item 5 that the Company had issued a press release regarding the recall of certain ceramic femoral heads supplied by a French manufacturer.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: May 8, 2002	By: /s/ Sam R. Leno

Sam R. Leno
Senior Vice President and
Chief Financial Officer

Date: May 8, 2002	By: /s/ James T. Crines

James T. Crines
Vice President, Controller