Form 10-Q
period 2002-06-30
ZIMMER HOLDINGS INC
filed 2002-08-09
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Yes [ x ]      No [    ]

At July 31, 2002, there were 194,796,408 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2002

Part I — Financial Information	Page

Item 1.

Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2002 and 2001	3
Consolidated Balance Sheets — June 30, 2002 and December 31, 2001	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	5
Notes to Interim Consolidated Financial Statements	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	24

Part II — Other Information

There is no information required to be reported under any items except those indicated below.

Item 1.

Legal Proceedings	24

Item 2.

Changes in Securities and Use of Proceeds	24

Item 4.

Submissions of Matters to a Vote of Security Holders	24

Item 6.

Exhibits and Reports on Form 8-K	25

Signatures	26

Part I — Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in millions, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Net Sales	$345.6	$294.3	$664.7	$580.3
Cost of products sold	85.2	81.5	166.0	162.6

Gross Profit	260.4	212.8	498.7	417.7

Research and development	19.2	17.4	38.3	35.4
Selling, general and administrative	137.8	126.5	268.7	256.8

Operating expenses	157.0	143.9	307.0	292.2

Operating Profit	103.4	68.9	191.7	125.5
Interest expense	3.3	—	6.9	—

Earnings before income taxes	100.1	68.9	184.8	125.5
Provision for income taxes	34.2	25.7	64.3	46.3

Net Earnings	$65.9	$43.2	$120.5	$79.2

Earnings Per Common Share
Basic	$0.34	$0.22	$0.62	$0.41
Diluted	$0.34	$0.22	$0.62	$0.41
Average Common Shares Outstanding
Basic	194.3	193.6	194.1	193.6
Diluted	196.0	193.6	195.9	193.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current Assets:
Cash and equivalents	$26.4	$18.4
Accounts receivables, less allowance for doubtful accounts	218.9	181.7
Inventories, net	241.1	200.0
Prepaid expenses and other assets	69.5	59.3
Deferred income taxes	54.0	49.2

Total Current Assets	609.9	508.6
Property, Plant and Equipment, net	153.3	148.2
Deferred Income Taxes	71.4	66.8
Other Assets	20.5	21.4

Total Assets	$855.1	$745.0

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$65.6	$67.4
Income taxes payable	19.4	4.3
Other current liabilities	163.9	151.4
Short-term debt	150.0	150.0

Total Current Liabilities	398.9	373.1
Other Long-term Liabilities	88.1	79.3
Long-term Debt	162.8	213.9

Total Liabilities	649.8	666.3

Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 194.4 in 2002 and 193.9 in 2001 issued and outstanding	1.9	1.9
Paid-in capital	14.3	4.4
Retained earnings	176.1	55.6
Accumulated other comprehensive income	13.0	16.8

Total Stockholders’ Equity	205.3	78.7

Total Liabilities and Stockholders’ Equity	$855.1	$745.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Six Months
	Ended June 30,

	2002	2001

Cash flows provided by (used in) operating activities:
Net earnings	$120.5	$79.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	12.3	12.5
Income taxes	18.7	2.3
Receivables	(31.7)	(8.2)
Inventories	(41.5)	(16.4)
Accounts payable and accrued expenses	(3.8)	43.4
Other assets and liabilities	7.1	(0.9)

Net cash provided by operating activities	81.6	111.9

Cash flows used in investing activities:
Additions to property, plant and equipment	(15.0)	(25.5)
Investments in other assets	(2.0)	—

Net cash used in investing activities	(17.0)	(25.5)

Cash flows provided by (used in) financing activities:
Repayment of borrowings, net	(56.5)	—
Proceeds from issuance of common stock	7.6	—
Net change in due to/from former parent	(8.9)	11.4
Net transactions with former parent	—	(97.8)

Net cash used in financing activities	(57.8)	(86.4)

Effect of exchange rates on cash and equivalents	1.2	—

Increase in cash and equivalents	8.0	—
Cash and equivalents, beginning of year	18.4	—

Cash and equivalents, end of period	$26.4	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the three years ended December 31, 2001 included in the annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six months ended June 30, 2001 have been reclassified to conform to current year presentation.

     The accompanying consolidated financial statements represent the Company’s consolidated operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of Bristol-Myers Squibb Company (“Bristol-Myers Squibb”) prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with Bristol-Myers Squibb, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment in Zimmer.

2. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

		(in millions)
Net Earnings	$65.9	$43.2	$120.5	$79.2
Other Comprehensive Income (Loss):
Foreign currency translation	10.5	3.4	8.3	(1.9)
Unrealized foreign currency hedge gains (losses)	(16.1)	3.7	(19.4)	9.0
Tax effect	6.2	(1.3)	7.3	(3.2)

Total Other Comprehensive Income (Loss)	0.6	5.8	(3.8)	3.9

Comprehensive Income	$66.5	$49.0	$116.7	$83.1

3. Earnings Per Share

     For periods ended August 6, 2001 and prior, basic and diluted earnings per share are computed using the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the shareholders of Bristol-Myers Squibb. On the distribution date, outstanding Bristol-Myers Squibb stock options and restricted stock held by Company employees were converted into Company stock options and restricted stock. For periods subsequent to August 6, 2001, any new issuances of common stock are reflected in basic and diluted earnings per share and the dilutive effect of outstanding stock options and restricted stock has been reflected in diluted earnings per share. For the quarter ended June 30, 2002, there were approximately 0.4 million common shares that were not included in the computation of diluted earnings per share since they were anti-dilutive. The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

		(in millions)
Basic average common shares outstanding	194.3	193.6	194.1	193.6
Effect of dilutive securities	1.7	—	1.8	—

Diluted average common shares outstanding	196.0	193.6	195.9	193.6

4. Inventories

	June 30,	December 31,
	2002	2001

	(in millions)
Finished goods	$186.9	$158.4
Raw materials and work in progress	54.2	41.6

Inventories, net	$241.1	$200.0

5. Property, Plant and Equipment

	June 30,	December 31,
	2002	2001

	(in millions)
Land	$8.2	$8.0
Buildings and equipment	344.6	320.3
Construction in progress	8.0	27.8

	360.8	356.1
Accumulated depreciation	(207.5)	(207.9)

Property, plant and equipment, net	$153.3	$148.2

6. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales expected to occur up to twenty-four months in the future. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The fair value of derivative instruments recorded on the balance sheet at June 30, 2002 was a net unrealized loss of $8.1 million, or $5.0 million, net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next twenty-four months.

7. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, fracture management products, and other products used for orthopaedic and general surgery. Operations are managed through three major geographic areas — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. This structure is the basis for the Company’s reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of separation costs and operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, corporate legal, finance, human resource functions and operations and logistics.

     Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Americas	$233.9	$195.5	$108.9	$90.5
Asia Pacific	68.8	64.7	28.6	26.7
Europe	42.9	34.1	8.8	4.8

Total	$345.6	$294.3

Separation costs			—	(13.1)
Global operations and corporate expenses			(42.9)	(40.0)

Operating profit			$103.4	$68.9

	Net Sales		Operating Profit

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Americas	$458.2	$388.0	$211.3	$175.9
Asia Pacific	126.6	126.0	52.2	48.6
Europe	79.9	66.3	16.1	7.9

Total	$664.7	$580.3

Separation costs			—	(27.4)
Global operations and corporate expenses			(87.9)	(79.5)

Operating profit			$191.7	$125.5

     Product Category (in millions):

	Net Sales		Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reconstructive implants	$268.2	$222.9	$513.3	$436.4
Fracture management	33.2	31.3	65.8	63.8
Orthopaedic surgical products	44.2	40.1	85.6	80.1

Total	$345.6	$294.3	$664.7	$580.3

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

     In addition to product liability, the Company is subject to various other lawsuits and claims arising in the ordinary course of business, none of which are expected to have, upon ultimate resolution, a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Subsequent Events

     Subsequent to June 30, 2002, in connection with its normal risk management activities, the Company entered into foreign exchange forward contracts to purchase U.S. Dollars and sell Euros for an aggregate notional value of $57 million. The contracts, which have been designated as hedges of anticipated foreign currency transactions, contain maturity dates ranging from January 2003 to December 2003 with a weighted average contract rate of USD 0.97 per Euro.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and fracture management products. Orthopaedic reconstructive implants restore joint function lost due to disease, deformity, or trauma in joints such as knees, hips, shoulders and elbows. Fracture management products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. With operations in 20 countries and products marketed in approximately 70 countries, operations are managed through three geographic regions — the Americas, Asia Pacific and Europe. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

     For comparison purposes, the unaudited pro forma consolidated statements of earnings for the three and six months ended June 30, 2001 presented herein, have been prepared giving effect to the exclusion of costs incurred by the Company to separate from its former parent and include interest expense on debt expected to be assumed or incurred at the distribution date as if such debt were outstanding from January 1, 2001, as disclosed in previous filings. The unaudited pro forma consolidated statements of earnings for the three and six months ended June 30, 2001 have been derived from the unaudited interim consolidated statements of earnings included herein and do not purport to represent what results of operations actually would have been or to project financial performance for any future periods. The pro forma consolidated statements of earnings reflect all adjustments that, in the opinion of management, are necessary to present fairly the pro forma results of operations. This information should be read in conjunction with the historical consolidated statements of earnings and corresponding notes included elsewhere in this report and in the Company’s Form 10-K for the year ended December 31, 2001. The adjustments to the accompanying historical financial information for the three and six months ended June 30, 2001 are described below:

(a)	Reflect all costs incurred to date related to the separation of the Company from its former parent. The Company incurred separation costs of $13.1 million and $27.4 million in the three and six months ended June 30, 2001, respectively, related to the separation.

(b)	Reflect interest expense related to debt expected to be assumed or incurred under the Company’s $600 million credit facility (“Credit Facility”). Assumed average borrowings during the three and six month periods ended June 30, 2001 were $450 million at an average interest rate of 5.5 percent and includes amortization of fees.

(c)	Reflect the tax effect of the pro forma adjustments for separation costs and interest expense using a rate of 16.2 percent and 22.1 percent for the three and six months ended June 30, 2001, respectively, reflecting the non-deductibility of certain separation costs.

Second Quarter Results of Operations

     The following table sets forth the consolidated results of operations for the three-months ended June 30, 2002 and the as reported and pro forma results of operations for the three-months ended June 30, 2001. The pro forma amounts exclude the effect of costs incurred to separate from the Company’s former parent and include a full quarter of interest expense:

(unaudited, in millions, except per share amounts)

		2001

		As	Pro
	2002	Reported	Forma

Net Sales	$345.6	$294.3	$294.3
Cost of products sold	85.2	81.5	77.8	(a	)

Gross Profit	260.4	212.8	216.5

Research and development	19.2	17.4	16.4	(a	)
Selling, general and administrative	137.8	126.5	118.1	(a	)

Operating expenses	157.0	143.9	134.5

Operating Profit	103.4	68.9	82.0
Interest expense	3.3	—	6.3	(b	)

Earnings before income taxes	100.1	68.9	75.7
Provision for income taxes	34.2	25.7	26.8	(c	)

Net Earnings	$65.9	$43.2	$48.9

Earnings Per Common Share

Basic	$0.34	$0.22	$0.25
Diluted	$0.34	$0.22	$0.25
Average Common Shares Outstanding

Basic	194.3	193.6	193.6
Diluted	196.0	193.6	193.6

     Net Sales

     Net sales for the three-month period ended June 30, 2002 increased 17 percent to $345.6 million from $294.3 million for the comparable 2001 period. Sales growth reflected strong demand for reconstructive implants and outstanding results in the Americas and Europe segments. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 1 percent decrease due to foreign exchange rate fluctuations.

     The following tables set forth net sales by geographic region and product category for the three-months ended June 30, 2002 and 2001 (unaudited, in millions):

Net Sales by Geographic Region

	Three Months Ended
	June 30,

	2002	2001

Americas	$233.9	$195.5
Asia Pacific	68.8	64.7
Europe	42.9	34.1

Total	$345.6	$294.3

Net Sales by Product Category

	Three Months Ended
	June 30,

	2002	2001

Reconstructive implants	$268.2	$222.9
Fracture management	33.2	31.3
Orthopaedic surgical products	44.2	40.1

Total	$345.6	$294.3

     Net sales in the Americas increased 20 percent to $233.9 million in the three-months ended June 30, 2002 compared to the same period in 2001. This increase was comprised of a 15 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Knee sales increased 26 percent led by growth in sales of the NexGen® Legacy® Posterior Stabilized knee, the recently introduced NexGen Legacy Posterior Stabilized Flex knee and the M/G™ Unicompartmental Knee, now featuring Minimally Invasive Solutions ™ (“MIS”) Instrumentation. Hip sales increased 16 percent, driven by continued conversion to VerSys® porous hip stems, the ZMR® Modular Revision Hip System, Trabecular Metal acetabular cups and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Crosslinked Polyethylene Liners. Fracture management product sales increased 17 percent in the quarter in part due to increased sales of the new Zimmer® Plates and Screws internal fixation devices and TransFx ™ External Fixation Systems.

     Net sales in the Asia Pacific region increased 6 percent to $68.8 million in the three-month period ended June 30, 2002 compared to the same period in 2001. This increase was comprised of an 8 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices, offset by a 3 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 9 percent (increased 10 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex knee. Hip sales increased 12 percent (increased 15 percent constant currency) driven primarily by strong sales of VerSys porous hip stems, introduction of the ZMR Hip System and sales of Trilogy cups incorporating Longevity Crosslinked Polyethylene Liners. Fracture management product sales decreased 15 percent (decreased 13 percent constant currency) reflecting a decline in M/DN® Intramedullary Fixation sales and sales of compression hip screws.

     Net sales in Europe grew 26 percent to $42.9 million in the three-month period ended June 30, 2002 compared to the same period in 2001, driven by higher sales in France, Germany, Italy, Spain and the United Kingdom. This increase was comprised of a 20 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 2 percent increase due to foreign exchange rate fluctuations. Knee sales increased 24 percent (increased 22 percent constant currency) driven by strong sales of the NexGen Legacy system of knee prosthesis as well as the M/G Unicompartmental Knee with MIS instrumentation. Hip sales increased 36 percent (increased 35 percent constant currency) supported by the introduction of ZMR Hip System and increased sales of Trilogy cups incorporating Longevity Crosslinked Polyethylene Liners.

     Overall, worldwide sales of reconstructive implants grew 20 percent (increased 21 percent constant currency) in the three-month period ended June 30, 2002 to $268.2 million compared to $222.9 million during the three-month 2001 period. Knee sales increased 22 percent (increased 22 percent constant currency) in the three-month period ended June 30, 2002 to $148.3 million compared to $121.4 million during the three-month 2001 period. Hip sales increased 17 percent (18 percent constant currency) in the three-month period ended June 30, 2002 to $111.3 million compared to $94.9 million during the three-month 2001 period. Sales of fracture management products increased 6 percent (increased 7 percent constant currency) over the prior year to $33.2 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.3 percent for the three-month period ended June 30, 2002 compared to 72.3 percent in the comparable 2001 period or 73.6 percent excluding separation costs. The increase in gross margin is due principally to increases in average selling prices realized in all segments. The favorable effect of price increases was partially offset by lower yen hedge gains compared to the same period in the prior year. Other factors contributing to the improvement in gross margin included continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity®, further penetration into the revision implant category and successful efforts to reduce manufacturing costs through automation, in-sourcing and process improvement. With respect to the latter, the Company over the past six-months, automated foundry preparation and knee femoral processing, introduced robotics for fracture stem polishing and applied automated laser welding of fiber metal in knees.

     Operating Expenses

     Research and development as a percentage of net sales was 5.6 percent for the three- month period ended June 30, 2002 compared to 5.9 percent for the comparable 2001 period, or 5.6 percent excluding separation costs. Increases in research and development costs kept pace with sales growth, reflecting investments in active and new projects. The Company has many active projects underway focused on areas of strategic significance, including lifestyle designs, revision implants, innovative materials, biotechnology and MIS. Selling, general and administrative expense as a percentage of net sales was 39.9 percent for the three-month period ended June 30, 2002 compared to 43.0 percent for the comparable reported 2001 period or 40.1 percent excluding separation costs. The improvement in the expense ratio reflects a slower growth in expenses than sales growth. The increase in expenses include approximately $1 million of consulting costs associated with tax services and analysis of various external development opportunities. Expenses associated with various strategic initiatives including MIS, direct to consumer advertising, sales force expansion, training and medical education continue to represent important components of the total level of spending on selling, general and administrative expenses.

     Earnings

     Operating profit for the three-month period ended June 30, 2002 increased 50 percent to $103.4 million from $68.9 million in the comparable 2001 period. Excluding separation costs of $13.1 million in the comparable period in 2001, operating profit increased 26 percent from $82.0 million, due primarily to the increase in gross profit margin and operating expenses growing at a slower rate than sales as discussed above.

     The effective tax rate on earnings before taxes decreased to 34.2 percent for the three-month period ended June 30, 2002 from 37.3 percent in the same period in 2001, as computed by the Company’s former parent. Excluding separation costs and including a full quarter of interest expense, the effective tax rate was 35.4 percent for the comparable period in 2001. The Company’s tax rate for the three-months ended June 30, 2002 decreased 130 basis points from 35.5 percent, for the three-months ended March 31, 2002. The Company is implementing business strategies designed to lower tax rates and maximize tax credits. The lower tax rates reflect the early results of these strategies.

     Net earnings increased 53 percent to $65.9 million for the three-month period ended June 30, 2002 compared to $43.2 million in the comparable 2001 period. Basic and diluted earnings per share for the three-month period ended June 30, 2002 increased 55 percent to $0.34 from $0.22 in the comparable 2001 period. Net earnings increased 35 percent from $48.9 million excluding separation costs of $9.7 million, net of tax, and including a full quarter of interest expense, net of tax, of $4.0 million for the same period in 2001. Basic and diluted earnings per share increased 36 percent from $0.25 for the three-months ended June 30, 2001 as adjusted for separation costs and interest expense.

     Operating Profit by Segment

     The following table sets forth operating profit by segment for the three-months ended June 30, 2002 and 2001:

Percent of net sales

	Three Months Ended June 30,

	2002	2001

Americas	46.6%	46.3%
Asia Pacific	41.6	41.3
Europe	20.5	14.1

     Operating profit for the Americas as a percentage of net sales increased to 46.6 percent for the three-month period ended June 30, 2002, as compared with 46.3 percent for the same period in 2001, reflecting the favorable effects of increased sales of higher margin products and higher average selling prices partially offset by higher selling expenses. Selling, general and administrative expenses as a percent of sales increased modestly, in line with the Company’s plan to expand field-based personnel, launch an increasing number of products, and seek to secure a leadership position in MIS solutions for orthopaedics.

     Operating profit for the Asia Pacific region as a percentage of net sales increased to 41.6 percent for the three-month period ended June 30, 2002 as compared with 41.3 percent for the same period in 2001. The increase reflects lower selling, general and administrative expenses as a percent of sales in Japan as a result of sales force and distribution reorganization.

     Operating profit for Europe as a percentage of net sales increased to 20.5 percent for the three-month period ended June 30, 2002 as compared with 14.1 percent for the same period in 2001, due to the significant increase in sales in the quarter on more moderate growth in selling, general and administrative expenses. Improvement in operating margin is a result of leveraging growth in European channels developed by the Company in recent years.

Six Months Results of Operations

     The following table sets forth the consolidated results of operations for the six-months ended June 30, 2002 and the as reported and pro forma results of operations for the six-months ended June 30, 2001. The pro forma amounts exclude the effect of costs incurred to separate from the Company’s former parent and include a full six-months of interest expense:

(unaudited, in millions, except per share amounts)

		2001

		As	Pro
	2002	Reported	Forma

Net Sales	$664.7	$580.3	$580.3
Cost of products sold	166.0	162.6	155.4	(a	)

Gross Profit	498.7	417.7	424.9

Research and development	38.3	35.4	33.5	(a	)
Selling, general and administrative	268.7	256.8	238.5	(a	)

Operating expenses	307.0	292.2	272.0

Operating Profit	191.7	125.5	152.9
Interest expense	6.9	—	12.5	(b	)

Earnings before income taxes	184.8	125.5	140.4
Provision for income taxes	64.3	46.3	49.6	(c	)

Net Earnings	$120.5	$79.2	$90.8

Earnings Per Common Share
Basic	$0.62	$0.41	$0.47
Diluted	$0.62	$0.41	$0.47
Average Common Shares Outstanding
Basic	194.1	193.6	193.6
Diluted	195.9	193.6	193.6

     Except as noted below, the factors affecting the second quarter comparisons also affected the six-months comparison.

     Net Sales

     Net sales for the six-month period ended June 30, 2002 increased 15 percent to $664.7 million from $580.3 million for the six-month 2001 period. The increase resulted from a 13 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 2 percent decrease due to foreign exchange rate fluctuations.

     The following tables set forth net sales by geographic region and product category for the six-months ended June 30, 2002 and 2001 (unaudited, in millions):

Net Sales by Geographic Region

	Six Months Ended
	June 30,

	2002	2001

Americas	$458.2	$388.0
Asia Pacific	126.6	126.0
Europe	79.9	66.3

Total	$664.7	$580.3

Net Sales by Product Category

	Six Months Ended
	June 30,

	2002	2001

Reconstructive implants	$513.3	$436.4
Fracture management	65.8	63.8
Orthopaedic surgical products	85.6	80.1

Total	$664.7	$580.3

     Net sales in the Americas increased 18 percent to $458.2 million for the six-month period ended June 30, 2002 as compared to the same period in 2001. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices.

     Net sales in Asia Pacific increased 1 percent to $126.6 million for the six-month period ended June 30, 2002 as compared to the same period in 2001. This increase was comprised of a 7 percent increase due to incremental volume and changes in the mix of product sales, together with a 1 percent increase in higher average selling prices, offset by a 7 percent decrease in foreign exchange rate fluctuations.

     Net sales in Europe increased 21 percent to $79.9 million for the six-month period ended June 30, 2002 as compared to the same period in 2001. This increase was comprised of an 18 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase in higher average selling prices, offset by a 1 percent decrease in foreign exchange rate fluctuations.

     Worldwide, reconstructive implant sales increased 18 percent (increased 19 percent constant currency) in the six-month period ended June 30, 2002 over the prior year to $513.3 million. Knee sales increased 20 percent (increased 22 percent constant currency) in the six-month period ended June 30, 2002 to $283.9 million compared to $235.9 million during the six-month 2001 period. Hip sales increased 14 percent (increased 16 percent constant currency) in the six-month period ended June 30, 2002 to $212.4 million compared to $186.9 million during the six-month 2001 period. Fracture management product sales increased 3 percent (increased 5 percent constant currency) to $65.8 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.0 percent for the six-month period ended June 30, 2002 compared to 72.0 percent in the comparable 2001 period or 73.2 percent excluding separation costs. This increase was due, in part, to the impact of revenues resulting from increases in average selling prices, favorable mix of premium priced products, and improved manufacturing efficiencies.

     Operating Expenses

     Research and development as a percentage of net sales was 5.8 percent for the six-month period ended June 30, 2002 compared to 6.1 percent for the comparable 2001 period or 5.8 percent excluding separation costs. Selling, general, and administrative expenses as a percentage of net sales was 40.4 percent for the six-month period ended June 30, 2002 compared to 44.3 percent for the comparable 2001 period or 41.1 percent excluding separation costs.

     Earnings

     Operating profit for the six-months ended June 30, 2002 increased 53 percent to $191.7 million from $125.5 million for the comparable 2001 period. Excluding separation costs of $27.4 million in the comparable period in 2001, operating profit increased 25 percent from $152.9 million, due primarily to the increase in gross margin and lower operating expenses as discussed above.

     The effective tax rate on earnings before taxes decreased to 34.8 percent for the six-month period ended June 30, 2002 from 36.9 percent in 2001, as computed by the Company’s former parent. Excluding separation costs and including six-months of interest expense, the effective tax rate was 34.3 percent for the comparable period in 2001. The Company’s tax rate decreased 130 basis points from 36.1 percent, on a pro forma separate return basis, after August 6, 2001. The Company is implementing business strategies designed to lower tax rates and maximize tax credits. The lower tax rates reflect the early results of these strategies.

     Net earnings increased 52 percent for the six-month period ended June 30, 2002 to $120.5 million from $79.2 million in the comparable 2001 period. Basic and diluted earnings per share increased 51 percent for the six-month period ended June 30, 2002 to $0.62 from $0.41 in the comparable 2001 period. Net earnings increased 33 percent from $90.8 million excluding separation costs of $19.5 million, net of tax, and including six-months of interest expense, net of tax, of $7.9 million for the same period on 2001. Basic and diluted earnings per share increased 32 percent from $0.47 for the six-months ended June 30, 2001 as adjusted for separation costs and interest expense.

     Operating Profit by Segment

     The following table sets forth operating profit by segment for the six-months ended June 30, 2002 and 2001:

Percent of net sales

	Six Months Ended June 30,

	2002	2001

Americas	46.1%	45.3%
Asia Pacific	41.2	38.6
Europe	20.2	11.9

     Operating profit for the Americas as a percentage of net sales increased to 46.1 percent for the six-months ended June 30, 2002 as compared to 45.3 percent with the same period in 2001, driven by improved gross margins and lower selling, general and administrative expenses.

     Operating profit for the Asia Pacific region as a percentage of net sales increased to 41.2 percent for the six-months ended June 30, 2002 as compared with 38.6 percent for the same period in 2001 due to reduced selling, general and administrative expenses as a percentage of sales as a result of sales force and distributor redesign.

     Operating profit for Europe as a percentage of net sales increased to 20.2 percent for the six-months ended June 30, 2002 as compared with 11.9 percent for the same period in 2001 due to the significant increase in sales and more moderate growth in selling, general and administrative expenses. Improvement in operating margin is a result of leveraging growth in European channels developed by the Company in recent years.

Liquidity and Capital Resources

     Cash flow generated from operations was $81.6 million in the six-months ended June 30, 2002 compared to $111.9 million in the six-months ended June 30, 2001. Excluding separation costs and including six-months of interest expense, cash flow generated from operations was $104.2 million in the six-months ended June 30, 2001. The decrease in cash flow from operations is primarily attributable to the Company continuing to increase inventory during the

2002 period to support new product launches and the funding of retirement liability assumed from the Company’s former parent.

     Cash flow used in investing activities was $17.0 million in the six-months ended June 30, 2002 compared to $25.5 million in the comparable period last year. The decrease in capital expenditures in 2002 is due principally to higher spending in 2001 as a result of the completion of the Warsaw distribution facility expansion, the purchase of computer hardware and software for a new information technology system for the North American operations and additional computer system infrastructure required as a result of the separation.

     Cash flow used in financing activities was $57.8 million in the six-months ended June 30, 2002 compared to $86.4 million in the comparable period last year. The Company repaid $56.5 million of debt in 2002 compared to net payments to its former parent of $97.8 million in the comparable 2001 period.

     Management believes that cash flows from operations, together with available borrowings under the Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The Company’s ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the separation from its former parent. Under the tax sharing agreement with its former parent the Company is required to indemnify its former parent if any Company actions cause tax to be imposed under Section 355(e) of the Internal Revenue Code.

Recent Accounting Pronouncements

     Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets” without any material impact on its financial position, results of operations or cash flows.

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. This pronouncement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for exit and disposal activities and certain costs associated with those activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity, other than certain one-time termination benefits, be measured initially at its fair value and recognized in the period in which the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The pronouncement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

     The financial results of the Company are impacted by the selection and application of accounting policies and methods. Significant accounting policies which, in some cases, require management’s judgment are discussed below.

Inventories — The Company must determine as of its latest balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost . Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Loaner Instruments — The Company, as is customary in the industry, provides surgical instruments for use in orthopaedic procedures with the Company’s products. The Company’s accounting policy requires that the full cost of instrument sets be recognized in expense in the year in which the instruments are placed in service. An alternative to this method is to amortize the cost of instrument sets over their useful life, typically three or more years. The Company’s method, selected by its former parent and continued in use after the separation, may result in higher volatility of expense as compared with the more systematic recognition of expense over time. Another consequence of the Company’s method of accounting is that certain financial metrics used by investors to make comparisons to competitive or industry benchmarks are potentially less meaningful. As an example, many investors view earnings before interest, taxes, depreciation and amortization (EBITDA) as an important financial metric. The Company’s EBITDA would be considerably higher under the alternative method. The Company may from time to time consider a change in accounting for loaner instruments, as may be appropriate to give effect to a change in circumstances. Such a change, if approved and adopted, would reduce the volatility of expenses associated with product life cycles. A change would also provide more meaningful comparisons for investors and align the Company with standard industry practice.

Property, Plant and Equipment — The Company determines estimated useful lifes of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate.

Derivative Financial Instruments — Critical aspects of the Company’s accounting policy for derivative financial instruments include conditions which require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings.

Management and the Company’s independent auditors routinely monitor significant estimates, assumptions, judgments associated with derivative instruments, and compliance of formal documentation requirements.

Stock Compensation — The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123. Information regarding compensation expense under the alternative method is provided in notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Pensions and Other Postretirement Benefits — The Company has pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future as a result of a variety of factors, including changes in the Company’s headcount, changes in assumptions and experience.

Commitments and Contingencies — Accruals for product liability and other claims are established with internal and external counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. An actuarial model is used by the Company to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established represent management’s best estimate of the ultimate costs that it will incur under the various contingencies.

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

Part II — Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 8 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 2. Changes in Securities and Use of Proceeds

     On June 15, 2002, the Board of Directors of the Company approved an amendment to the Rights Agreement, dated July 30, 2001, between the Company and Mellon Investor Services LLC, as Rights Agent (the “Rights Agreement”). The terms of the amendment, dated as of June 15, 2002, in general, increased the ownership threshold used to define an Acquiring Person under the Rights Agreement from 15% of the outstanding shares of the common stock, par value $0.01 per share, of the Company to 20% of the outstanding shares of the common stock.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 9, 2002. The matters submitted to the stockholders for a vote included:

•	the election of two directors to the Board of Directors; and

•	the approval of the Zimmer Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”).

     The following table sets forth the results of voting on these matters:

		Number of	Number of
		Votes	Abstentions
	Number of	AGAINST or	and Broker
Matter	Votes FOR	WITHHELD	Non-Votes

Election of the following directors:
J. Raymond Elliott	139,091,221	28,987,142	25,989,757
Regina E. Herzlinger, D.B.A	138,458,642	29,619,721	25,989,757
Approval of the ESPP	164,967,406	1,774,568	27,326,146

     Following are the directors, other than those elected at the annual meeting, whose terms of office as directors continued after the annual meeting: Larry C. Glasscock, John L. McGoldrick and Augustus A. White, III, M.D., Ph.D.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits. The following documents are filed as exhibits to this report:

4.1	Amendment No. 1 dated June 15, 2002 to the Rights Agreement dated July 30, 2001 between the Company and Mellon Investor Services, LLC. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K dated June 16, 2002)

10.1	Guarantee Assumption Agreement dated June 24, 2002

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

A report on Form 8-K, dated June 16, 2002 was filed under Item 5 reporting that the Company had approved an amendment to the Rights Agreement dated July 30, 2001 between the Company and Mellon Investor Services, LLC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)

Date: August 9, 2002	By: /s/ Sam R. Leno Sam R. Leno Senior Vice President and Chief Financial Officer

Date: August 9, 2002	By: /s/ James T. Crines James T. Crines Vice President, Controller