Form 10-Q
period 2002-09-30
ZIMMER HOLDINGS INC
filed 2002-11-12
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes                No

At October 31, 2002, there were 195,037,478 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2002

Page
Part I — Financial Information

Item 1.

Financial Statements
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2002 and 2001	3
Consolidated Balance Sheets — September 30, 2002 and December 31, 2001	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001	5
Notes to Interim Consolidated Financial Statements	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.

Controls and Procedures	24

Part II — Other Information

There is no information required to be reported under any items except those indicated below

Item 1.

Legal Proceedings	24

Item 6.

Exhibits and Reports on Form 8-K	25

Signatures	26

Certifications	27

Part I – Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(unaudited, in millions, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Net Sales	$337.5	$286.7	$1,002.2	$867.0
Cost of products sold	85.1	75.0	251.1	237.6

Gross Profit	252.4	211.7	751.1	629.4

Research and development	20.6	18.3	58.9	53.7
Selling, general and administrative	133.7	142.6	402.4	399.4

Operating expenses	154.3	160.9	461.3	453.1

Operating Profit	98.1	50.8	289.8	176.3
Interest expense	3.0	3.0	9.9	3.0

Earnings before income taxes	95.1	47.8	279.9	173.3
Provision for income taxes	30.0	20.4	94.3	66.7

Net Earnings	$65.1	$27.4	$185.6	$106.6

Earnings Per Common Share
Basic	$0.33	$0.14	$0.96	$0.55
Diluted	$0.33	$0.14	$0.95	$0.55

Average Common Shares Outstanding
Basic	194.7	193.7	194.3	193.6
Diluted	196.5	195.0	196.2	194.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30,	December 31,
	2002	2001

	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$20.8	$18.4
Accounts receivables, less allowance for doubtful accounts	204.7	181.7
Inventories, net	253.2	200.0
Prepaid expenses and other assets	83.5	59.3
Deferred income taxes	50.3	49.2

Total Current Assets	612.5	508.6
Property, Plant and Equipment, net	154.9	148.2
Deferred Income Taxes	76.2	66.8
Other Assets	19.8	21.4

Total Assets	$863.4	$745.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57.3	$67.4
Income taxes payable	20.9	4.3
Other current liabilities	164.5	151.4
Short-term debt	150.0	150.0

Total Current Liabilities	392.7	373.1
Other Long-term Liabilities	85.4	79.3
Long-term Debt	98.9	213.9

Total Liabilities	577.0	666.3

Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 194.9 in 2002 and 193.9 in 2001 issued and outstanding	2.0	1.9
Paid-in capital	29.0	4.4
Retained earnings	241.2	55.6
Accumulated other comprehensive income	14.2	16.8

Total Stockholders’ Equity	286.4	78.7

Total Liabilities and Stockholders’ Equity	$863.4	$745.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)

	For the Nine Months
	Ended September 30,

	2002	2001

Cash flows provided by (used in) operating activities:
Net earnings	$185.6	$106.6
Depreciation	18.7	18.2
Income taxes	22.0	12.2
Receivables	(17.6)	(6.4)
Inventories	(57.5)	(37.4)
Accounts payable and accrued expenses	(6.7)	41.5
Other assets and liabilities	(7.5)	(14.5)

Net cash provided by operating activities	137.0	120.2

Cash flows used in investing activities:
Additions to property, plant and equipment	(23.7)	(38.4)
Investments in other assets	(2.0)	—

Net cash used in investing activities	(25.7)	(38.4)

Cash flows provided by (used in) financing activities:
Proceeds from (repayment of) borrowings, net	(118.9)	408.3
Proceeds from issuance of common stock	17.9	—
Dividend paid to former parent	—	(290.0)
Net change in due to/from former parent	—	(144.0)
Net transactions with former parent	(8.9)	(32.7)

Net cash used in financing activities	(109.9)	(58.4)

Effect of exchange rates on cash and equivalents	1.0	—

Increase in cash and equivalents	2.4	23.4

Cash and equivalents, beginning of year	18.4	—

Cash and equivalents, end of period	$20.8	$23.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes as of and for the three years ended December 31, 2001 included in the annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine months ended September 30, 2001 have been reclassified to conform to current year presentation.

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

2. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in millions)
Net Earnings	$65.1	$27.4	$185.6	$106.6
Other Comprehensive Income (Loss):
Foreign currency translation	—	2.5	8.3	0.6
Unrealized foreign currency hedge gains (losses)	2.0	(6.3)	(17.4)	2.7
Tax effect	(0.8)	2.2	6.5	(1.0)

Total Other Comprehensive Income (Loss)	1.2	(1.6)	(2.6)	2.3

Comprehensive Income	$66.3	$25.8	$183.0	$108.9

3. Earnings Per Share

     For periods ended August 6, 2001 and prior, basic and diluted earnings per share are computed using the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the shareholders of Bristol-Myers Squibb. On the distribution date, outstanding Bristol-Myers Squibb stock options and restricted stock held by Company employees were converted into Company stock options and restricted stock. For periods subsequent to August 6, 2001, any new issuances of common stock are reflected in basic and diluted earnings per share and the dilutive effect of outstanding stock options and restricted stock has been reflected in diluted earnings per share. For the quarter ended September 30, 2002, there were approximately 0.1 million common shares that were not included in the computation of diluted earnings per share since they were anti-dilutive. The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

	(in millions)
Basic average common shares outstanding	194.7	193.7	194.3	193.6
Effect of dilutive securities	1.8	1.3	1.9	0.5

Diluted average common shares outstanding	196.5	195.0	196.2	194.1

4. Inventories

	September 30,	December 31,
	2002	2001

	(in millions)
Finished goods	$206.1	$158.4
Raw materials and work in progress	47.1	41.6

Inventories, net	$253.2	$200.0

5. Property, Plant and Equipment

	September 30,	December 31,
	2002	2001

	(in millions)
Land	$8.1	$8.0
Buildings and equipment	352.2	320.3
Construction in progress	7.6	27.8

	367.9	356.1
Accumulated depreciation	(213.0)	(207.9)

Property, plant and equipment, net	$154.9	$148.2

6. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales expected to occur up to twenty-four months in the future. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The fair value of derivative instruments recorded on the balance sheet at September 30, 2002 was an unrealized net loss of $6.0 million, or $3.7 million, net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next twenty-four months.

7. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, fracture management products, and other products used for orthopaedic and general surgery. Operations are managed through three major geographic areas — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. This structure is the basis for the Company’s reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of separation costs reported in 2001, and operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, corporate legal, finance, human resource functions and operations and logistics.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Americas	$230.7	$196.9	$107.3	$88.9
Asia Pacific	67.9	61.5	29.8	25.0
Europe	38.9	28.3	6.4	2.9

Total	$337.5	$286.7

Separation costs			—	(28.7)
Global operations and corporate expenses			(45.4)	(37.3)

Operating profit			$98.1	$50.8

	Net Sales		Operating Profit

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Americas	$688.9	$584.9	$318.6	$264.8
Asia Pacific	194.5	187.5	82.0	73.6
Europe	118.8	94.6	22.5	10.8

Total	$1,002.2	$867.0

Separation costs			—	(56.1)
Global operations and corporate expenses			(133.3)	(116.8)

Operating profit			$289.8	$176.3

Product category net sales are as follows (in millions):

	Net Sales		Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reconstructive implants	$258.4	$213.6	$771.7	$650.0
Fracture management	33.9	31.4	99.7	95.2
Orthopaedic surgical products	45.2	41.7	130.8	121.8

Total	$337.5	$286.7	$1,002.2	$867.0

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

     For comparison purposes, the unaudited pro forma consolidated statements of earnings for the three and nine months ended September 30, 2001 presented herein, have been prepared giving effect to the exclusion of costs incurred by the Company to separate from its former parent and include interest expense on debt expected to be assumed or incurred at the distribution date as if such debt were outstanding from January 1, 2001, as disclosed in previous filings. The unaudited pro forma consolidated statements of earnings for the three and nine months ended September 30, 2001 have been derived from the unaudited interim consolidated statements of earnings included herein and do not purport to represent what results of operations actually would have been or to project financial performance for any future periods. The pro forma consolidated statements of earnings reflect all adjustments that, in the opinion of management, are necessary to present fairly the pro forma results of operations. This information should be read in conjunction with the historical consolidated statements of earnings and corresponding notes included elsewhere in this report and in the Company’s Form 10-K for the year ended December 31, 2001. The adjustments to the accompanying historical financial information for the three and nine months ended September 30, 2001 are described below:

(a)	Reflect all costs incurred to date related to the separation of the Company from its former parent. The Company incurred separation costs of $28.7 million and $56.1 million in the three and nine months ended September 30, 2001, respectively, related to the separation.

(b)	Reflect interest expense related to debt expected to be assumed or incurred under the Company’s $600 million credit facility (“Credit Facility”) for the period January 1 through July 31, 2001. Assumed average borrowings during this period were $450 million at an average interest rate of 5.4 percent and includes amortization of transaction fees.

(c)	Reflect the tax effect of the pro forma adjustments for separation costs and interest expense using a rate of 24.6 percent and 23.8 percent for the three and nine months ended September 30, 2001, respectively, incorporating the non-deductibility of certain separation costs.

Third Quarter Results of Operations

     The following table sets forth the consolidated results of operations for the three-months ended September 30, 2002 and the as reported and pro forma results of operations for the three-months ended September 30, 2001. The pro forma amounts exclude the effect of costs incurred to separate from the Company’s former parent and include a full quarter of interest expense:

(unaudited, in millions, except per share amounts)

		2001

		As	Pro
	2002	Reported	Forma

Net Sales	$337.5	$286.7	$286.7
Cost of products sold	85.1	75.0	71.3	(a)

Gross Profit	252.4	211.7	215.4

Research and development	20.6	18.3	17.2	(a)
Selling, general and administrative	133.7	142.6	118.7	(a)

Operating expenses	154.3	160.9	135.9

Operating Profit	98.1	50.8	79.5
Interest expense	3.0	3.0	4.5	(b)

Earnings before income taxes	95.1	47.8	75.0
Provision for income taxes	30.0	20.4	27.1	(c)

Net Earnings	$65.1	$27.4	$47.9

Earnings Per Common Share
Basic	$0.33	$0.14	$0.25
Diluted	$0.33	$0.14	$0.25
Average Common Shares Outstanding
Basic	194.7	193.7	193.7
Diluted	196.5	195.0	195.0

     Net Sales

     Net sales for the three-month period ended September 30, 2002 increased 18 percent to $337.5 million from $286.7 million for the comparable 2001 period. Sales growth reflected the continued strong demand for reconstructive implants and outstanding results in the Americas and Europe segments. This increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 2 percent increase due to foreign exchange rate fluctuations.

     The following tables set forth net sales by geographic region and product category for the three-months ended September 30, 2002 and 2001 (unaudited, in millions):

Net Sales by Geographic Region

	Three Months Ended
	September 30,

	2002	2001

Americas	$230.7	$196.9
Asia Pacific	67.9	61.5
Europe	38.9	28.3

Total	$337.5	$286.7

Net Sales by Product Category

	Three Months Ended
	September 30,

	2002	2001

Reconstructive implants	$258.4	$213.6
Fracture management	33.9	31.4
Orthopaedic surgical products	45.2	41.7

Total	$337.5	$286.7

     Net sales in the Americas increased 17 percent to $230.7 million in the three-months ended September 30, 2002 compared to the same period in 2001. This increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Knee sales increased 22 percent led by growth in sales of the NexGen® Legacy® Posterior Stabilized knee, including the Flex knee, the NexGen Cruciate Retaining knee and the M/G™ Unicompartmental Knee, now featuring Minimally Invasive Solutions ™ (“MIS”) Instrumentation. Hip sales increased 16 percent, driven by continued conversion to VerSys® porous hip stems, Trabecular Metal acetabular cups and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Crosslinked Polyethylene Liners. Fracture management product sales increased 13 percent in the quarter in large part due to increased sales of the Zimmer® Periarticular Plating

System, Zimmer Plates and Screws internal fixation devices and TransFx ™** External Fixation Systems.

     Net sales in the Asia Pacific region increased 10 percent to $67.9 million in the three-month period ended September 30, 2002 compared to the same period in 2001. This increase was comprised of a 5 percent increase due to incremental volume and changes in the mix of product sales, a 2 percent increase due to higher average selling prices, and a 3 percent increase due to foreign exchange rate fluctuations. Knee sales increased 11 percent (increased 8 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex knee and the M/G Unicompartmental Knee, now featuring MIS Instrumentation. Hip sales increased 19 percent (increased 16 percent constant currency) driven primarily by strong sales of VerSys porous hip stems and sales of Trilogy Acetabular System cups incorporating Longevity Crosslinked Polyethylene Liners. Fracture management product sales decreased 8 percent (decreased 10 percent constant currency) reflecting a decline in M/DN® Intramedullary Fixation and compression hip screws sales, primarily in Japan.

     Net sales in Europe grew 38 percent to $38.9 million in the three-month period ended September 30, 2002 compared to the same period in 2001, driven by higher sales in Austria, Central and Eastern Europe, Finland, France, Germany, Holland, Iceland, Norway, Russia, Spain, Sweden, Switzerland, the United Kingdom and the Middle East and Africa. This increase was comprised of a 24 percent increase due to incremental volume and changes in the mix of product sales, a 2 percent increase due to higher average selling prices and a 12 percent increase due to foreign exchange rate fluctuations. Knee sales increased 39 percent (increased 26 percent constant currency) driven by strong sales of the NexGen Legacy system of knee prosthesis as well as the M/G Unicompartmental Knee with MIS Instrumentation. Hip sales increased 43 percent (increased 31 percent constant currency) supported by increased sales of Trilogy Acetabular System cups incorporating Longevity Crosslinked Polyethylene Liners, the ZMR® Hip System and VerSys porous hip stems.

     Overall, worldwide sales of reconstructive implants grew 21 percent (increased 19 percent constant currency) in the three-month period ended September 30, 2002 to $258.4 million compared to $213.6 million during the 2001 three-month period. Knee sales increased 22 percent (increased 20 percent constant currency) in the three-month period ended September 30, 2002 to $141.9 million compared to $116.0 million during the 2001 three-month period. Hip sales increased 19 percent (increased 17 percent constant currency) in the three-month period ended September 30, 2002 to $108.3 million compared to $90.8 million during the 2001 three-month period. Sales of fracture management products increased 8 percent (increased 7 percent constant currency) over the prior year to $33.9 million. Sales of orthopaedic surgical products increased 8 percent (increased 7 percent constant currency) over the prior year to $45.2 million.

     Gross Profit

     Gross profit as a percentage of net sales was 74.8 percent for the three-month period ended September 30, 2002 compared to 73.8 percent in the comparable 2001 period or 75.1 percent excluding separation costs. The decrease in gross margin is principally due to strong sales growth in Europe at lower gross profit margins and lower yen hedge gains compared to the same period in the prior year. These unfavorable effects were partially offset by the increases in

**	Trademark of Immedica, Inc.

average selling prices realized in all segments, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements.

     Operating Expenses

     Research and development as a percentage of net sales was 6.1 percent for the three- month period ended September 30, 2002 compared to 6.4 percent for the comparable 2001 period, or 6.0 percent excluding separation costs in 2001. Research and development increased to $20.6 million from $18.3 million, or $17.2 million excluding separation costs in 2001, over the same period last year. Increases in research and development costs kept pace with sales growth, reflecting investments in active and new projects. The Company has many active projects underway focused on areas of strategic significance, including MIS, lifestyle designs, revision implants, innovative materials and biotechnology. Selling, general and administrative expense as a percentage of net sales was 39.6 percent for the three-month period ended September 30, 2002 compared to 49.7 percent for the comparable reported 2001 period or 41.4 percent excluding separation costs in 2001. Excluding separation costs, the improvement in the expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network. This was partially offset by the continued investments in various strategic initiatives including MIS, direct-to-consumer advertising, training and medical education.

     Earnings

     Operating profit for the three-month period ended September 30, 2002 increased 93 percent to $98.1 million from $50.8 million in the comparable 2001 period. Excluding separation costs of $28.7 million during the comparable period in 2001, operating profit increased 23 percent from $79.5 million, due primarily to operating expenses growing at a slower rate than sales, partially offset by lower gross profit margins, as discussed above.

     The effective tax rate on earnings before taxes decreased to 31.5 percent for the three-month period ended September 30, 2002 from 42.7 percent in the same period in 2001. Excluding separation costs and including a full quarter of interest expense, the effective tax rate was 36.1 percent for the comparable period in 2001. The Company is implementing business strategies that result in a reduction of the expected full-year effective tax rate of 34.8 percent at the end of the second quarter to 33.7 percent at the end of the current quarter. Updating the year to date effective tax rate to 33.7 percent results in a third quarter effective tax rate of 31.5 percent, with approximately $2.0 million of the third quarter benefit relating to pretax earnings through June 30, 2002.

     Net earnings increased 138 percent to $65.1 million for the three-month period ended September 30, 2002 compared to $27.4 million in the comparable 2001 period. Basic and diluted earnings per share for the three-month period ended September 30, 2002 increased 136 percent to $0.33 from $0.14 in the comparable 2001 period. Net earnings increased 36 percent from $47.9 million excluding separation costs of $21.5 million last year, net of tax, and including incremental interest expense, net of tax, of $1.0 million for the same period in 2001. Basic and diluted earnings per share increased 32 percent from $0.25 for the three-months ended September 30, 2001 as adjusted for separation costs and interest expense.

     Operating Profit by Segment

     The following table sets forth operating profit by segment for the three-months ended September 30, 2002 and 2001:

     Percent of net sales

	Three Months Ended September 30,

	2002	2001

Americas	46.5%	45.1%
Asia Pacific	43.9	40.7
Europe	16.5	10.2

     Operating profit for the Americas as a percentage of net sales increased to 46.5 percent for the three-month period ended September 30, 2002, as compared with 45.1 percent for the same period in 2001, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices and lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network. The increase was partially offset by increases in other selling, general and administrative expenses related to new product launches and investments in MIS initiatives.

     Operating profit for the Asia Pacific region as a percentage of net sales increased to 43.9 percent for the three-month period ended September 30, 2002 as compared with 40.7 percent for the same period in 2001. The increase reflects lower selling, general and administrative expenses as a percent of sales in Japan as a result of a sales force and distribution reorganization, partially offset by lower gross profit margins as a result of lower yen hedge gains compared to the same period in the prior year.

     Operating profit for Europe as a percentage of net sales increased to 16.5 percent for the three-month period ended September 30, 2002 as compared with 10.2 percent for the same period in 2001, due to improved gross profit margins and more moderate growth in selling, general and administrative expenses than sales. Improvement in operating margin was the result of leveraging sales growth in European channels developed by the Company in recent years.

Nine Months Results of Operations

     The following table sets forth the consolidated results of operations for the nine-months ended September 30, 2002 and the as reported and pro forma results of operations for the nine-months ended September 30, 2001. The pro forma amounts exclude the effect of costs incurred to separate from the Company’s former parent and include a full nine-months of interest expense:

(unaudited, in millions, except per share amounts)

		2001

		As	Pro
	2002	Reported	Forma

Net Sales	$1,002.2	$867.0	$867.0
Cost of products sold	251.1	237.6	226.7	(a)

Gross Profit	751.1	629.4	640.3

Research and development	58.9	53.7	50.7	(a)
Selling, general and administrative	402.4	399.4	357.2	(a)

Operating expenses	461.3	453.1	407.9

Operating Profit	289.8	176.3	232.4
Interest expense	9.9	3.0	17.0	(b)

Earnings before income taxes	279.9	173.3	215.4
Provision for income taxes	94.3	66.7	76.7	(c)

Net Earnings	$185.6	$106.6	$138.7

Earnings Per Common Share
Basic	$0.96	$0.55	$0.72
Diluted	$0.95	$0.55	$0.71
Average Common Shares Outstanding
Basic	194.3	193.6	193.6
Diluted	196.2	194.1	194.1

     Except as noted below, the factors affecting the third quarter comparisons also affected the nine-months comparison.

     Net Sales

     Net sales for the nine-month period ended September 30, 2002 increased 16 percent to $1,002.2 million from $867.0 million for the nine-month 2001 period. The 12 percent increase was the result of incremental volume and changes in the mix of product sales and the 4 percent increase was due to higher average selling prices.

     The following tables set forth net sales by geographic region and product category for the nine-months ended September 30, 2002 and 2001 (unaudited, in millions):

Net Sales by Geographic Region

	Nine Months Ended
	September 30,

	2002	2001

Americas	$688.9	$584.9
Asia Pacific	194.5	187.5
Europe	118.8	94.6

Total	$1,002.2	$867.0

Net Sales by Product Category

	Nine Months Ended
	September 30,

	2002	2001

Reconstructive implants	$771.7	$650.0
Fracture management	99.7	95.2
Orthopaedic surgical products	130.8	121.8

Total	$1,002.2	$867.0

     Net sales in the Americas increased 18 percent to $688.9 million for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices.

     Net sales in Asia Pacific increased 4 percent to $194.5 million for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This increase was comprised of a 6 percent increase due to incremental volume and changes in the mix of product sales, together with a 2 percent increase in higher average selling prices, offset by a 4 percent decrease in foreign exchange rate fluctuations.

     Net sales in Europe increased 26 percent to $118.8 million for the nine-month period ended September 30, 2002 as compared to the same period in 2001. This increase was comprised of a 20 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase in higher average selling prices and a 3 percent increase in foreign exchange rate fluctuations.

     Worldwide, reconstructive implant sales increased 19 percent (increased 19 percent constant currency) in the nine-month period ended September 30, 2002 over the prior year to $771.7 million. Knee sales increased 21 percent (increased 21 percent constant currency) in the nine-month period ended September 30, 2002 to $425.8 million compared to $351.9 million during the 2001 nine-month period. Hip sales increased 15 percent (increased 16 percent constant currency) in the nine-month period ended September 30, 2002 to $320.7 million compared to $277.7 million during the 2001 nine-month period. Fracture management product sales increased 5 percent (increased 6 percent constant currency) to $99.7 million. Sales of orthopaedic surgical products increased 7 percent (increased 8 percent constant currency) over prior year to $130.8 million.

     Gross Profit

     Gross profit as a percentage of net sales was 74.9 percent for the nine-month period ended September 30, 2002 compared to 72.6 percent in the comparable 2001 period or 73.9 percent excluding separation costs. This increase in margin was due principally to favorable impact on revenues resulting from increases in average selling prices and favorable mix of premium priced products, as well as improved manufacturing efficiencies.

     Operating Expenses

     Research and development as a percentage of net sales was 5.9 percent for the nine-month period ended September 30, 2002 compared to 6.2 percent for the comparable 2001 period or 5.8 percent excluding separation costs in 2001. Selling, general, and administrative expenses as a percentage of net sales was 40.2 percent for the nine-month period ended September 30, 2002 compared to 46.1 percent for the comparable 2001 period or 41.2 percent excluding separation costs in 2001.

     Earnings

     Operating profit for the nine-months ended September 30, 2002 increased 64 percent to $289.8 million from $176.3 million for the comparable 2001 period. Excluding separation costs of $56.1 million in the comparable period in 2001, operating profit increased 25 percent from $232.4 million, due primarily to the increase in gross margin and lower operating expenses as discussed above.

     The effective tax rate on earnings before taxes decreased to 33.7 percent for the nine-month period ended September 30, 2002 from 38.5 percent in 2001. Excluding separation costs and including nine-months of interest expense, the effective tax rate was 35.6 percent for the comparable period in 2001. The Company’s 2002 tax rate decreased 240 basis points from 36.1 percent, on a pro forma separate return basis, after August 6, 2001. The Company is implementing business strategies which reduce tax exposure and maximize tax credits, resulting in a reduction of the expected full-year effective tax rate from 34.8 percent at the end of the second quarter to 33.7 percent at the end of the current quarter.

     Net earnings increased 74 percent for the nine-month period ended September 30, 2002 to $185.6 million from $106.6 million in the comparable 2001 period. Diluted earnings per share increased 73 percent for the nine-month period ended September 30, 2002 to $0.95 from $0.55 in the comparable 2001 period. Net earnings increased 34 percent from $138.7 million excluding separation costs of $41.0 million, net of tax, and including incremental interest expense, net of tax, of $8.9 million for the same period in 2001. Diluted earnings per share increased 34 percent from $0.71 for the nine-months ended September 30, 2001 as adjusted for separation costs and interest expense.

     Operating Profit By Segment

     The following table sets forth operating profit by segment for the nine-months ended September 30, 2002 and 2001:

     Percent of net sales

	Nine months Ended September 30,

	2002	2001

Americas	46.2%	45.3%
Asia Pacific	42.2	39.3
Europe	18.9	11.4

     Operating profit for the Americas as a percentage of net sales increased to 46.2 percent for the nine-months ended September 30, 2002 as compared to 45.3 percent for the same period in 2001, driven by improved gross margins and lower selling, general and administrative expenses as a percent of sales.

     Operating profit for the Asia Pacific region as a percentage of net sales increased to 42.2 percent for the nine-months ended September 30, 2002 as compared with 39.3 percent for the same period in 2001, due to reduced selling, general and administrative expenses as a percentage of sales as a result of a sales force and distributor restructuring, partially offset by lower gross profit margins.

     Operating profit for Europe as a percentage of net sales increased to 18.9 percent for the nine-months ended September 30, 2002 as compared with 11.4 percent for the same period in 2001 due to the significant increase in sales and more moderate growth in selling, general and administrative expenses. Improvement in operating margin is a result of leveraging sales growth in European channels developed by the Company in recent years.

Liquidity and Capital Resources

     Cash flow generated from operating activities was $137.0 million for the nine-months ended September 30, 2002 compared to $120.2 million for the nine-months ended September 30, 2001. Excluding separation costs and including nine-months of interest expense, cash flow generated from operating activities was $144.1 million in the nine-months ended September 30, 2001. The decrease in cash flow from operating activities is primarily attributable to the funding of the retirement liability assumed from the Company’s former parent. In addition, the Company continued to invest in inventory during the 2002 period to support new product introductions occurring and expected to continue in 2002 and into 2003.

     Cash flow used in investing activities was $25.7 million in the nine-months ended September 30, 2002 compared to $38.4 million in the comparable period last year. The decrease in capital expenditures in 2002 is due principally to higher spending in 2001 as a result of the completion of the Warsaw distribution facility expansion, the purchase of computer hardware and software for a new information technology system for the North American operations and additional computer system infrastructure required as a result of the separation from the Company’s former parent.

     Cash flow used in financing activities was $109.9 million in the nine-months ended September 30, 2002 compared to $58.4 million in the comparable period last year. The principal use of cash was debt repayment.

     Management believes that cash flows from operating activities, together with available borrowings under the Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The Company’s ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the separation from its former parent. Under the tax sharing agreement with its former parent the Company is required to indemnify its former parent if any Company actions cause tax to be imposed under Section 355(e) of the Internal Revenue Code.

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

Inventories - The Company must determine as of its latest balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Loaner Instruments - The Company, as is customary in the industry, provides surgical instruments for use in orthopaedic procedures with the Company’s products. The Company’s accounting policy requires that the full cost of instrument sets be recognized as an expense in the year in which the instruments are placed in service. An alternative to this method is to amortize the cost of instrument sets over their useful life, typically three or more years. The Company’s method, selected by its former parent and continued in use after the separation, may result in higher volatility of expense as compared with the more systematic recognition of expense over time. Another consequence of the Company’s method of accounting is that certain financial metrics used by investors to make comparisons to competitive or industry benchmarks are potentially less meaningful. As an example, many investors view earnings before interest, taxes, depreciation and amortization (EBITDA) as an important financial metric. The Company’s EBITDA would be considerably higher under the alternative method. The Company may from time to time consider a change in accounting for loaner instruments, as may be appropriate to give effect to a change in circumstances. Such a change, if approved and adopted, would reduce the volatility of expenses associated with product life cycles. A change would also provide more meaningful comparisons for investors and align the Company with standard industry practice.

Property, Plant and Equipment - The Company determines estimated useful lives of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate.

Derivative Financial Instruments - Critical aspects of the Company’s accounting policy for derivative financial instruments include conditions which require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by the Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings. Management routinely monitors significant estimates, assumptions, judgments associated with derivative instruments, and compliance of formal documentation requirements.

Stock Compensation - The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123. Information regarding compensation expense under the alternative method is provided in notes to the consolidated financial statements included in the Company’s annual report on Form 10-K.

Pensions and Other Postretirement Benefits - The Company has pension and postretirement benefit costs and credits that are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected returns on plan assets. The Company is required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future as a result of a variety of factors, including changes in the Company’s headcount, changes in assumptions and experience.

Commitments and Contingencies - Accruals for product liability and other claims are established with internal and external counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. An actuarial model is used by the Company to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established represent management’s best estimate of the ultimate costs that it will incur under the various contingencies.

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

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Part II — Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 8 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following documents are filed as exhibits to this report:

10.1	Amendment No. 1 dated July 15, 2002 to the Uncommitted Credit Agreement dated October 29, 2001 between the Company and Sumitomo Mitsui Banking Corporation

10.2	$20,000,000 Uncommitted Line of Credit Between Zimmer, Inc. and subsidiaries and Fleet National Bank

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the current period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date:	November 12, 2002	By: /s/ Sam R. Leno Sam R. Leno Senior Vice President and Chief Financial Officer

Date:	November 12, 2002	By: /s/ James T. Crines James T. Crines Vice President, Controller

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Raymond Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zimmer Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ J. Raymond Elliott

J. Raymond Elliott
Chairman of the Board, President and
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Sam R. Leno, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zimmer Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Sam R. Leno

Sam R. Leno
Senior Vice President and
Chief Financial Officer