Form 10-K
period 2002-12-31
ZIMMER HOLDINGS INC
filed 2003-03-12
CIK 1136869

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑    No ☐

The aggregate market value of shares held by non-affiliates was $6,930,127,064 (based on closing price of these shares on the New York Stock Exchange on June 28, 2002, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 19, 2003, 195,763,336 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Proxy Statement with respect to the 2003 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

     This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, customer demand for products and services, the ability to successfully integrate acquired companies, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, effects of complying with applicable governmental regulations, product liability and intellectual property litigation losses, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report and the material accompanying this report which comprise the Company’s annual report to stockholders.

Zimmer Holdings, Inc.

2002 Form 10-K Annual Report

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Part I

ITEM 1.	Business

GENERAL

     Zimmer Holdings, Inc., a Delaware corporation, was incorporated on January 12, 2001, as a wholly-owned subsidiary of Bristol-Myers Squibb Company as part of a previously announced plan by Bristol-Myers Squibb to create a separate company relating to the design, development, manufacture and marketing of orthopaedic reconstructive implants, trauma products and other products used for orthopaedic and general surgery. Zimmer, Inc., the Company’s predecessor founded in 1927, was acquired by Bristol-Myers Squibb in 1972 and along with its wholly-owned subsidiaries and certain other Bristol-Myers Squibb operations comprised the orthopaedics business of Bristol-Myers Squibb. Unless the context requires otherwise, the terms “Company” and “Zimmer” as used herein refer to Zimmer Holdings, Inc. and all of its subsidiaries and the predecessor orthopaedics business operated under Bristol-Myers Squibb.

     On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of the Company’s common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of Bristol-Myers Squibb common stock (“Distribution” or “Separation”). Bristol-Myers Squibb received a ruling from the Internal Revenue Service that the transfer of the orthopaedic business to the Company and the subsequent distribution of all Company common stock to Bristol-Myers Squibb stockholders qualified as a tax free transaction.

     The Company’s Internet website is www.zimmer.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of the Company’s internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

GEOGRAPHIC SEGMENTS

     The Company has operations in 20 countries and markets products in more than 70 countries, with headquarters in Warsaw, Indiana, and manufacturing, distribution and warehousing and/or office facilities in more than 50 locations worldwide. The Company manages its operations through three major geographic areas – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe and includes the Middle East and Africa. Information about geographic segments can be found in Note 13 to the Consolidated Financial Statements, which are included herein under Item 8.

     Company products are distributed in these regions primarily through networks of agents and distributors who market and sell to orthopaedic surgeons, third party distributors, hospitals and surgery centers, among others.

     The Company’s primary customers include orthopaedic surgeons, hospitals and healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons. A majority of U.S. hospitals and surgeons belong to at least one group purchasing organization. No individual end user accounted for over 1.0 percent of net sales.

     The Company utilizes more than 1,300 sales associates, sales managers and support personnel, some of whom are employed by independent distributors. The Company invests a significant amount of time and expense in providing training in such areas as product features and benefits, how to use specific products and how to best assist surgeons. The presence of sales representatives is deemed by surgeons and hospitals to be necessary in a high number of procedures and the extensive sales training provided by the Company enables representatives, when requested, to make meaningful contributions during surgeries. Sales force representatives rely heavily on strong technical selling skills, medical education and in-surgery staff technical support.

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

     The Americas is the largest region, accounting for approximately 68 percent of 2002 sales, with the United States accounting for the vast majority of sales in this region.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

The U.S. salesforce consists of 26 independent distributors with more than 650 sales associates, sales managers and sales support personnel, all of whom sell Company products exclusively. Also, the Company has concentrated on negotiating contracts with buying groups and managed care accounts and has increased unit growth by linking the level of discount received to sales growth.

     The Asia Pacific region accounted for approximately 20 percent of 2002 sales with Japan being the largest foreign market, accounting for the majority of sales in this region. In Japan and most countries in the Asia Pacific region, the Company maintains a network of dealers and approximately 400 sales associates and sales support personnel who build and maintain strong relationships with leading orthopaedic surgeons in their markets.

     The European region accounted for approximately 12 percent of 2002 sales, with France, Germany, Italy, Spain and the United Kingdom accounting for approximately 75 percent of sales in the region. In addition, the Company also operates in other key markets such as the Benelux, Nordic, Switzerland and emerging regions such as Russia, Central Europe, and Mediterranean markets. The Company’s salesforce in this region is also comprised of independent distributors, commissioned agents, and approximately 200 direct sales associates and sales support personnel.

PRODUCTS

     The Company is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and trauma products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders, and elbows. Trauma products are devices used primarily to reattach or stabilize damaged bone or tissue to support the body’s natural healing process. The Company also manufactures and markets orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures.

Reconstructive Implants

     Reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. The majority of reconstructive implant procedures restores joint function lost due to degenerative diseases such as arthritis and relieve pain in knees and hips.

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

NexGen® Complete Knee Solution. The NexGen knee product line is a comprehensive system for knee replacement surgery with a leading position in posterior stabilized and revision procedures. The NexGen knee system offers joint stability and sizing that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen knee system provides surgeons with complete and versatile knee instrument options, including milling and multiple saw blade cutting instrument systems. The breadth and versatility of the NexGen knee system allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies. The recent addition of Trabecular MetalTM tibial implants in both cruciate retaining and posterior stabilizing philosophies continues the Company’s strategy to add new innovative technologies to this leading brand. Trabecular Metal is a material that provides a dramatically higher level of porosity than existing alternatives, is similar in stiffness and friction to natural bone and is believed to be a major advancement in orthopaedic materials. The Trabecular Metal technology is distributed by the Company under an exclusive distribution and strategic alliance with Implex Corporation, as further described herein under Intellectual Property.

The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The posterior stabilized capabilities have recently been augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee, a high-flexion implant that can potentially safely accommodate knee flexion up to a 155-degree range of motion in some patients when implanted using a specialized surgical technique.

The NexGen Revision knee product line, consisting of LCCK, RHK and CRA revision knee products, is designed with extensive options to accommodate the variable needs in revision procedures. These products accommodate more difficult procedures and are augmentable for bone loss and provide increased constraint for patients with ligamentous instability. During 2002, the Rotating Hinge Knee was added to the line for optimal constraint in more severe cases.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

M/G™ Unicompartmental Knee System. The M/G uni system boasts a 98 percent implant survival rate post-surgery at 10 years and applies the same flexibility and quality of our other knee implant products to unicompartmental, or single compartment disease. The M/G uni system’s patented minimally invasive intramedullary instrumentation, as well as its new minimally invasive extramedullary instrumentation, offers accurate alignment, precise cuts and secure fixation that provide surgeons with the ability to accurately and efficiently repair damage to joint surfaces of one knee compartment with predictable, reproducible results through a small incision. The new minimally invasive instrumentation for the M/G uni system positions the Company to continue to lead and to capitalize on growing trends toward less invasive surgical procedures.

Prolong™ Highly Crosslinked Polyethylene Articular Surfaces. The Prolong polyethylene is a new bearing surface material for total knee replacement. In certain laboratory tests that simulate joint function, it demonstrates reduced resistance to delamination compared to current standard polyethylene bearing material. The Food and Drug Administration has approved the additional claim of “resistance to delamination” for the Prolong polyethylene product. Most knee articulating surfaces only receive the more general “resistance to wear” claim that clearly does not definitively address the primary mode of failure in knees, which is sub-surface fatigue.

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

VerSys® Hip System. The VerSys Hip System, a Zimmer flagship brand, is supported by a common instrumentation set and is an innovative, integrated family of hip products that offers surgeons design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys stems. In addition, the flexibility of the VerSys stem platform allows for the incorporation of technological developments, with the planned introduction of approximately 340 new stems, some of which were launched in 2001 and 2002.

ZMR™ Hip System. The ZMR Revision Hip System, introduced in 2000 to address the porous modular revision market, provides the versatility to accommodate varying fixation and sizing needs. The recent line extension to the ZMR brand of over ninety additional implant options creating over 10,800 possible combinations will enable surgeons to further address the difficult and varying needs of their revision patients. Building on the ZMR Revision Hip System, the recent launch of revision acetabular components will allow the Company to provide a comprehensive approach to revision hip surgery that matches its approach to revision knee surgery.

Specialty Hips. To complement the broad capabilities of the above hip brands, the Company offers a number of specialty hip products tailored to the needs of specific patient populations and geographic regions. The Mayo®[1] Conservative Hip Prosthesis, a novel, short-stemmed, porous femoral implant was developed for minimal bone removal. The CPT® Hip System, the cemented hip brand designed for both primary and revision procedures, was tailored for countries with a historical preference towards collarless, polished, tapered products and a subsidence surgical philosophy. A key line extension to the CPT brand was launched late 2002 and will be instrumental to the growth of this cemented stem line that has a long and successful clinical record and is important to growth in key markets such as Europe. In addition to CE Mark approval in Europe in 2000, the Company has recently received regulatory approval in the United States for the Epoch® Hip Prosthesis product line, which is comprised, in part, of a unique composite design that allows the normal amount of anatomical stress to be placed on patients’ bones while still potentially providing extensive fixation and reduced thigh pain.

Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is a leading acetabular cup system. The Trilogy family of products offers patients and surgeons innovative options and versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liner, is designed to reduce polyethylene debris associated with reconstructive implants. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. The Trilogy Acetabular System also features a variety of top-quality fixation surfaces with a successful long-term

1 Trademark of Mayo Foundation

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

history, including the application of fiber metal, a titanium fiber mesh to biologically fix implants; these are porous implants that do not require bone cement because bone can actually grow into, and onto, the implant surface. The Company has and continues to augment its offerings of porous reconstructive hip implants through the introduction of Trabecular Metal technology, a material that provides a dramatically higher level of porosity than existing alternatives, is similar in stiffness and friction to natural bone and is believed to be a major advancement in orthopaedic materials.

Minimally Invasive Solutions™ (“MIS”). In 2001, the Company announced that it had established a dedicated business team to maximize the potential patient benefits of applying minimally invasive surgical techniques to orthopaedic surgery. A distinct medical education process, The Zimmer Institute, with a 15,000 square foot facility located in the Company’s global headquarters, will open in early 2003 and will facilitate the training for surgeons, sales associates and other medical professionals required for these innovative MIS procedures. The Company is currently working with several global medical centers to evaluate and refine advanced minimally invasive knee and hip replacement procedures. The goals of these efforts are to reduce the hardships of having a total hip replacement, such as the time a patient must spend in rehabilitation, pain reduction and reduced lost time from work. The Company’s MIS business team will focus both on further commercializing existing minimally invasive approaches and investigating ways to apply minimally invasive principles to additional procedures. One of the surgical approaches employed for the MIS hip procedure uses two small portals, each approximately two inches in length. Standard implants are used in the procedure. The incision for a traditional, open hip replacement is as much as 12 inches long. Other less invasive approaches such as a “mini” incision for hips have been in place for four years with “mini” knees under development. An MIS total knee procedure is in full development. The Company plans to double its investment in MIS in 2003 to more than $20 million.

Other Reconstructive Implants

     The Coonrad/ Morrey product line is a leading family of elbow replacement implant products and the Bigliani/ Flatow® The Complete Shoulder Solution product line gives the Company a significant share of the global shoulder implant market. These systems are designed to treat arthritic conditions and fractures as well as to enhance the outcome of primary or revision surgery. Both systems offer surgeons a wide variety of implants and instrumentation to accommodate differing surgical philosophies and patient needs with continued innovative line extensions being introduced to the market for continued growth of these leading brands.

Trauma

     Trauma products include devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, rods, wires and pins. In addition, tissue attachment devices are used to treat soft tissue trauma. The Company offers a comprehensive line of products designed for use in the fixation of fractures, including hip fixation products, plates, screws, pins, wires and nails. The recently expanded trauma product line enables the Company to offer surgeons cost-effective quality products, including:

M/DN® Intramedullary Fixation. The M/DN intramedullary nailing system for the internal fixation of long bone fractures incorporates implants and instruments to align and fix fractures of the tibia, femur and humerus. The system has multiple screw options to provide increased surgical flexibility. An innovative screw hole configuration has expanded applications for the product. In addition, the introduction of a minimally invasive approach has been developed to further expand the brand in the marketplace.

Zimmer® Periarticular Plating System. The periarticular plating system, used to stabilize fractures near joints, permits fracture fixation plates to be accurately fitted to the anatomy of the periarticular, or joint, region of the bone. The system has expanded to include virtually all regions of the anatomy including femur, tibia, humerus, radius, ulna and fibula.

Zimmer Plates and Screws (“ZPS”). The ZPS internal fracture fixation system is a comprehensive system of stainless steel plates, screws and instruments for internal fracture compression. Because this system is compatible with major competitive systems made by other market participants, it affords surgeons added flexibility and value.

Cable-Ready® Cable Grip System. The patented Cable-Ready Cable Grip System encircles bone fragments with wire to hold them together. The system has an innovative mechanism that minimizes cable tension loss typical of similar cable system devices.

ITST™ Intertrochanteric/ Subtrochanteric Fixation. The ITST line of nails and screws is part of the M/DN family of intramedullary solutions for proximal femoral fractures. The implants expand the indications for use of an intramedullary device for fixing these types of fractures. The system also allows a more lateral surgical approach which is easier to use and is gaining popularity.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Zimmer Cannulated Screws. A full range of cannulated screws utilizing Biodur®[2] 108 stainless steel is the first product line on the market utilizing the new high strength stainless steel. The strength allows larger cannulation which permits larger guide wires making surgery easier to perform.

Orthopaedic Surgical Products

     The Company manufactures and markets other surgical products, which surgeons use for both orthopaedic and non-orthopaedic procedures, including tourniquets, blood management systems, wound debridement products, powered instruments for use in surgical procedures, traction devices and orthopaedic softgoods, which provide support and/or compression for trauma of the knee, ankle, back and upper extremities, including the shoulder, elbow, neck and wrist. The Company has developed and intends to continue developing, technologically advanced surgical products to support its reconstructive implant and trauma product systems in the operating room environment with a focus on blood and pain management systems.

OrthoPAT®[3] Autotransfusion System. This innovative autotransfusion system, which includes patented disposable components, has been specifically designed to collect and prepare a patient’s own blood for re-infusion during and following an open surgical procedure. Depending on the nature of the surgery performed, multiple OrthoPAT autotransfusion units may be required for a single procedure. The Company markets OrthoPAT Autotransfusion Systems through an exclusive distribution arrangement in the United States and Canada.

Pulsavac® Plus Wound Debridement System. The Company introduced the Pulsavac Plus Lavage System, a variable-powered, fully disposable debridement system with the versatility to meet the needs of today’s operating room. The newly introduced Pulsavac LP is a low pressure, disposable debridement system. Based on the successful design of the Pulsavac Plus, it is intended for applications requiring low-pressure lavage to help remove necrotic tissue and facilitate healing.

ATS® Tourniquet Systems. The ATS range represents the most complete family of tourniquet machines and cuffs available. The family of three machines is designed to meet the specific demands of a wide variety of health care facilities and clinical applications. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for adult limbs of every size and shape.

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

     New products, procedures, techniques and instruments introduced since 2000 include:

•	MIS instrumentation for knee and hip procedures including the M/G Unicompartmental Knee System and the “mini” incision hip procedure;

•	expansion of the NexGen line including tibial and femoral augments and stem extension for revisions; and articular surfaces for the Legacy Posterior Stabilized Knee (LPS);

•	Legacy Posterior Stabilized Flex Knee (LPS – Flex);

•	Prolong Highly Crosslinked Polyethylene for total knee replacement;

•	Rotating Hinge Knee for complex knee revision procedures (RHK);

•	Trabecular Metal products for knee components, including tibial components, primary patella and augmentation patella;

•	expanded launch of the Epoch composite hip stem;

•	expansion of the VerSys porous stem line;

•	Longevity Highly Crosslinked Polyethylene Liner for hip cups;

•	revision acetabulum products for hip revision procedures;

•	the ZMR Hip System;

•	Trabecular Metal Monoblock Cup;

•	VerSys Advocate™ cemented stem;

•	expansion of the CPT line of cemented hip system;

•	ITST intramedullary nail for proximal femur fracture;

•	Zimmer Plates and Screws internal fracture fixation system (ZPS);

•	expansion of the Bigliani/ Flatow shoulder system; and

•	expansion of the Coonrad/ Morrey elbow system.

     These and other new products introduced in the past 36 months accounted for 18 percent of 2002 total sales, consistent with the Company’s goal of 15% to 20% on annual basis.

     The Company is actively broadening its product offerings in each of the product categories and exploring new technologies that have applications in multiple areas. For the years

2 trademark of Carpenter Technology Corporation
3 trademark of Haemonetics Corporation

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ended December 31, 2002, 2001 and 2000, the Company spent $80.7 million, $71.6 million and $52.0 million, respectively, on research and development. The increase in research and development expenditures has accelerated the output of new reconstructive implant and trauma products including advanced new materials, product designs and surgical techniques. The Company’s primary research and development facility is located in Warsaw, Indiana, and employs more than 340 research and development employees.

     The Company will continue to identify and capitalize on external sources of innovative technologies through possible acquisitions of other complementary products, businesses, technology licensing arrangements and strategic alliances. During 2001 the Company announced the creation of a medical education process, The Zimmer Institute, to help facilitate training for surgeons, sales associates and other medical professionals on the procedures for applying minimally invasive surgical techniques to orthopaedic surgery. In connection with this, the Company is working with major medical centers to evaluate and refine advanced minimally invasive hip and knee replacement and procedures. In addition, the Company has developed and maintains close relationships with a number of widely recognized orthopaedic surgeons who assist in product research and development.

GOVERNMENT REGULATIONS

     The Company is subject to government regulation with regard to its products and operations in the countries in which it operates. It is the policy of the Company to comply fully with all regulatory requirements applicable to its products and operations.

     In the United States, multiple regulations govern the development, testing, manufacturing and marketing of medical devices, including among others, the Federal Food, Drug and Cosmetic Act and regulations issued or proposed there under. The Food and Drug Administration (“FDA”) regulates laboratory and manufacturing practices, labeling and record keeping for medical devices and review of required manufacturers’ reports of adverse experience to identify potential problems with marketed medical devices. A few of the devices developed and marketed by the Company are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The FDA has the authority to halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of the Company’s products.

     In many of the foreign countries in which the Company markets its products, it is subject to local regulations affecting, among other things, product standards, packaging requirements, labeling requirements and import restrictions. Many of the regulations applicable to the Company’s devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain Community European (CE) marks for their products. The Company has authorization to place the CE mark on products it distributes in European Union countries.

     Regulatory requirements affecting the Company and its products have continued to increase. It is the policy of the Company to comply with all regulatory requirements governing its operations and products; and the Company believes that the manufacturing, quality control and internal control procedures that it employs meet the requirements of the regulations in all material respects.

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

     The orthopaedic industry is subject to various government regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, imprisonment and exclusion from participation in government healthcare programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and Civilian Health and Medical Program Uniformed Service (CHAMPUS). The scope and enforcement of these laws and regulations are uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. The Company believes that its operations are in material compliance with these laws.

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

COMPETITION

     The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and orthopaedic surgical products, major competitors include: J&J DePuy Orthopaedics (a subsidiary of Johnson & Johnson); Biomet, Inc.; Stryker Corp.; Smith & Nephew, Inc.; Centerpulse Ltd. and Synthes-Stratec. Competition within the industry is primarily based on technology, quality, reputation, customer relationships and service.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

     In the Americas, J&J DePuy, Biomet, Inc. and Stryker Corp., along with the Company, account for a large majority of the total reconstructive implant sales.

     In the Asia Pacific market for reconstructive implant and trauma products, the Company competes primarily with J&J DePuy and Stryker Corp. as well as regional companies, including Kyocera and MDM. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

     In Europe the reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific regions. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has allowed for the survival of many small, niche European companies. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, the Company, in addition to its global products, will continue to develop and produce specially tailored products to meet specific European needs. The Company believes it is a leading player in this region in the reconstructive implant market.

INTELLECTUAL PROPERTY

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

     The Company owns more than 690 issued patents and over 400 pending patent applications and has licensed more than 450 issued patents and over 300 pending patent applications that relate to aspects of the technology incorporated in many of its products. Also, the Company is a party to several license agreements with unrelated third parties pursuant to which it has obtained, for the life of the licensed patent, the exclusive or non-exclusive rights to these patents in consideration for royalty payments, including highly crosslinked polyethylene. In August 2000 the Company entered into an exclusive distribution and strategic alliance agreement with Implex Corporation, relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal technology. This agreement provides the Company with an exclusive right, subject to specified conditions beginning with the third quarter of 2003, to purchase specified assets and proprietary rights of the Implex Corporation utilizing a predefined process.

EMPLOYEES

     At December 31, 2002, the Company employed more than 3,600 employees worldwide including more than 340 employees dedicated to research and development. Approximately 2,700 employees are located within the United States and 900 employees are located outside of the United States, primarily in Japan and throughout Europe. Approximately 200 North American employees are members of a trade union covered by a collective bargaining agreement. In addition, approximately 10 employees are represented by a union in the United Kingdom.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 2.	Properties

      The Company has the following properties:

		Owned/	Square
Location	Use	Leased	Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing, Administration, Zimmer Institute and Corporate Headquarters	Owned	811,000
Warsaw, Indiana	Warehousing	Leased	89,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Research & Development, Manufacturing, & Warehousing	Owned	140,000
Sydney, Australia	Offices & Warehousing	Leased	24,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Shanghai, China	Offices & Warehousing	Leased	12,000
Aix en Provence, France	Offices & Warehousing	Leased	5,000
Kiel, Germany	Offices & Warehousing	Leased	21,000
Milan, Italy	Offices & Warehousing	Leased	29,000
Fukuoka, Japan	Distribution	Leased	22,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	73,000
Tokyo, Japan	Offices & Warehousing	Leased	16,000
Seoul, Korea	Offices & Warehousing	Leased	18,000
B.S.Amersfoort, Netherlands	Offices & Warehousing	Leased	5,000
Auckland, New Zealand	Offices & Warehousing	Leased	4,000
Mississauga, Ontario	Offices & Warehousing	Leased	52,000
Ponce, Puerto Rico	Manufacturing & Warehousing	Owned	113,000
El Tuque, Puerto Rico	Offices & Warehousing	Leased	12,000
Singapore	Offices & Warehousing	Leased	10,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Taipei, Taiwan	Offices & Warehousing	Leased	8,000
Swindon, United Kingdom	Offices & Warehousing	Leased	65,000

     In addition to the above, the Company maintains more than 20 offices and warehouse facilities in various countries, including the United States, Japan, Australia, France, Russia and China. The Company believes that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

      Information pertaining to legal proceedings can be found in Note 17 to the Consolidated Financial Statements, which are included herein under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

EXECUTIVE OFFICERS OF THE COMPANY

     Certain information with respect to the executive officers of the Company is set forth in Item 10 of this report.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Part II

ITEM 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock, $.01 par value, is traded on the New York Stock Exchange under the symbol “ZMH.” The high and low sales prices for the common stock for the calendar quarters since August 7, 2001, are set forth as follows:

Quarterly High-Low Share Prices

	High	Low

Year Ended December 31, 2002:
First Quarter	$36.36	$29.55
Second Quarter	$36.34	$30.90
Third Quarter	$39.46	$29.37
Fourth Quarter	$42.60	$37.46
Year Ended December 31, 2001:
Third Quarter (August 7, 2001 through September 30, 2001)	$30.50	$24.70
Fourth Quarter	$33.30	$27.50

     The Company has not declared or paid dividends on the common stock since becoming a public company on August 6, 2001. Currently, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company’s credit facility also restricts the payment of dividends under certain circumstances.

     The number of beneficial owners of common stock on February 19, 2003, was approximately 532,000. On February 19, 2003, the closing price of the common stock, as reported on the New York Stock Exchange, was $41.99 per share.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 6.	Selected Financial Data

      The financial information for each of the five years ended December 31, 2002, is set forth below (in millions, except per share amounts):

	2002	2001		2000	1999	1998

Net sales	$1,372.4	$1,178.6		$1,040.6	$938.9	$860.8
Net earnings	257.8	149.8	(1)	176.0	149.9	144.9
Earnings per common share
Basic	$1.33	$0.77		$0.91	$0.77	$0.75
Diluted	1.31	0.77		0.91	0.77	0.75
Average common shares outstanding(2)
Basic	194.5	193.7		193.6	193.6	193.6
Diluted	196.8	194.3		193.6	193.6	193.6
Balance Sheet Data
Total assets	$858.9	$745.0		$597.4	$605.6	$579.2
Due to former parent	–	–		144.0	41.0	50.0
Short-term debt	156.7	150.0		–	–	–
Long-term debt	–	213.9		–	–	–
Other long-term obligations	91.8	79.3		5.5	4.2	3.2
Stockholders’ equity	366.3	78.7		N/A	N/A	N/A

(1)	Net earnings include $70.0 million ($49.9 million net of tax) in costs relating to the separation of the Company from its former parent, which reduce basic and diluted earnings per share by $0.26 for both. Net earnings also includes $7.4 million ($4.7 million net of tax) of interest expense for the period from the Distribution to December 31, 2001.

(2)	For periods ended prior to August 6, 2001, average common shares reflect the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the stockholders of the Company’s former parent. For periods subsequent to August 6, 2001, average common shares reflect any new issuances of common stock and the dilutive effect of outstanding stock options, where appropriate.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.

OVERVIEW

     The Company is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and trauma products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets surgical products for orthopaedic and general surgery. With operations in 20 countries and products marketed in 70 countries, operations are managed through three geographic regions – the Americas, Asia Pacific and Europe.

RESULTS OF OPERATIONS

Year Ended December 31, 2002
Compared to Year Ended December 31, 2001

     Net sales for the year ended December 31, 2002, increased 16 percent. Sales growth reflected strong demand for the Company’s reconstructive implants, including the NexGen line of knee products and the VerSys Hip System. New products launched within the last 36 months represented 18 percent of total sales, including the successful recent launches of key products including the Prolong Highly Crosslinked Polyethylene for NexGen Cruciate Retaining Knee, the Trabecular Metal Monoblock tibials, the Rotating Hinge Knee and the Trabecular Metal acetabular cups. Favorable demographics helped drive increased surgical procedures in all regions, with the Company’s largest operating segment, the Americas, as well as Europe, leading the overall outstanding results. The increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales and a 4 percent increase due to higher average selling prices.

     Net sales in the Americas increased 18 percent for the year to $932.9 million compared to 2001. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Sales of reconstructive implants increased by 21 percent with strong sales in all categories. Knee sales increased 24 percent led by growth in sales of NexGen Legacy Posterior Stabilized Knee, NexGen Legacy Posterior Stabilized Flex Knee, NexGen Cruciate Retaining Knee components incorporating Prolong Highly Crosslinked Polyethylene, the M/G Unicompartmental Knee, which features Minimally Invasive Solutions (“MIS”) Instrumentation and the recently launched NexGen Trabecular Metal tibial component. Hip sales increased 17 percent driven by continued conversion to porous stems, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales increased 10 percent for the year in large part due to increased sales of the Zimmer Periarticular Plating System and the Zimmer Plates and Screws.

     Net sales in Asia Pacific increased 6 percent (increased 8 percent constant currency) for the year to $269.6 million. This increase was comprised of a 7 percent increase due to incremental volume and changes in the mix of product sales and 1 percent increase due to higher average selling prices, offset by a 2 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 9 percent (increased 11 percent constant currency) reflecting continued strong growth in the NexGen Legacy Posterior Stabilized Flex Knee. Hip sales increased 11 percent (increased 14 percent constant currency) driven primarily by the continued conversion to porous stems and sales of Trilogy Acetabular System cups

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales decreased 13 percent (decreased 10 percent constant currency) reflecting a decline in M/DN® Intramedullary Fixation nails and compression hip screw sales, primarily in Japan.

     Net sales in Europe increased 28 percent (increased 23 percent constant currency) to $169.9 million. The strong sales reflected high demand on reconstructive implants. Eastern Europe, Finland, France, Scandinavia, Switzerland and the United Kingdom all achieved higher than 30 percent growth in reconstructive implant sales. This increase was comprised of 20 percent due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 5 percent increase due to foreign exchange rate fluctuations. Knee sales increased 27 percent (increased 22 percent constant currency) driven by strong sales of the NexGen Legacy system of knee prostheses, including the Flex Knee, the M/G Unicompartmental Knee with MIS Instrumentation, and the recently launched Rotating Hinge Knee. Hip sales increased 33 percent (increased 28 percent constant currency) driven by strong sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners, VerSys porous stems, supported by the ZMR Modular Revision Hip System and Trabecular Metal acetabular cups.

     Overall, worldwide reconstructive implant sales increased 20 percent (increased 20 percent constant currency) to $1,061.7 million. Knee sales increased by 22 percent (increased 21 percent constant currency) to $586.1 million, led by NexGen Legacy Posterior Stabilized Knee including the Flex Knee, NexGen Trabecular Metal tibial components, the NexGen Cruciate Retaining Knee with Prolong Highly Crosslinked Polyethylene, and the M/G Unicompartmental Knee with MIS Instrumentation. Hip sales increased 17 percent (increased 17 percent constant currency) to $441.1 million driven by continued conversion to porous stems, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Longevity Liner sales comprised 85 percent of primary hip liner sales in 2002. Trauma product sales increased 4 percent (increased 5 percent constant currency) to $133.8 million, led by sales of the Zimmer Periarticular Plating System. Orthopaedic surgical product sales increased by 8 percent (increased 9 percent constant currency) to $176.9 million, led by the continued growth of the OrthoPAT Autotransfusion System.

     Gross profit as a percentage of net sales was 74.9 percent in 2002 compared to 72.7 percent in 2001, or 73.7 percent excluding separation costs of $11.9 million. The increase was attributable to increased average selling prices realized in all segments, the continued conversion from cemented hip implants to higher margin porous products, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, higher sales of revision implants and various manufacturing improvements. The Company upgraded its automated foundry process for casting knee femorals, hip stems and cups. An increased number of products were moved to robotic polishing, as well as, additional porous knee femorals converted to the fiber metal laser welding process. Several products previously purchased from outside suppliers were moved in house for production. Investments in high speed machining and new tooling technologies made improvements in reducing both product cycle times and scrap. Lastly, standardization of the Company’s manufacturing processes resulted in improvement in efficiency.

     Research and development as a percentage of net sales was 5.9 percent in 2002 compared to 6.1 percent in 2001 or 5.8 percent excluding separation costs of $3.2 million. Increases in research and development costs outpaced sales growth, reflecting investments in active and new projects, and is consistent with the Company’s stated target to be at the higher end of the industry average, or approximately 6 percent of sales. The Company has many active projects underway focused on areas of strategic significance, including MIS and the establishment of The Zimmer Institute, innovative materials such as Trabecular Metal and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biotechnology.

     Selling, general and administrative expenses as a percentage of net sales were 39.8 percent in 2002 compared to 45.6 percent in 2001, or 40.9 percent excluding separation costs of $54.9 million. Selling, general and administrative expenses increased 13 percent to $546.0 million in 2002 from $482.2 million, excluding separation costs of $54.9 million, in 2001. Excluding separation costs, the improvement in the expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network, sales force and distributor reorganization in Japan, and improved efficiency in the utilization of instruments. This was partially offset by approximately $2 million of consulting costs associated with tax services and analysis of various external development opportunities, continued investments in various strategic initiatives including MIS, direct-to-consumer advertising, training and medical education, and higher insurance premiums.

     Operating profit increased 62 percent in 2002 to $400.9 million from $248.3 million in 2001, or increased 26 percent from $318.3 million excluding separation costs of $70.0 million, due to controlled increases in operating expenses at rates below sales growth.

     The effective tax rate on earnings before taxes decreased to 33.7 percent in 2002 compared to 37.8 percent in 2001, or 35.8 percent excluding separation costs. The decrease from 35.8 percent to 33.7 percent was due to expanded operations in Puerto Rico, increased R&D credits, higher foreign tax credits and the implementation of certain business strategies in 2002 which resulted in reducing taxes in certain jurisdictions and increased credits.

     Net earnings increased 72 percent to $257.8 million from $149.8 million in 2001, due to improved gross profit, lower rate of increase in selling, general and administrative expenses than sales and the incurrence of $70.0 million

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

($49.9 million, net of tax) of separation costs in 2001. Basic and diluted earnings per share increased 73 percent and 70 percent to $1.33 and $1.31, respectively, from $0.77 in 2001.

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

     Net sales in the Americas increased 21 percent to $790.7 million compared to 2000. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Sales of reconstructive implants increased 25 percent with strong sales in all categories. Knee sales increased 25 percent led by growth in sales of NexGen Legacy Posterior Stabilized Knee, the recently introduced NexGen Legacy Posterior Stabilized Flex Knee, as well as the M/G Unicompartmental Knee, now featuring MIS instrumentation. Hip sales increased 23 percent, driven by continued conversion to porous stems, the ZMR Modular Revision Hip System, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales increased 11 percent, in large part due to the introduction of the new ZPS internal fixation devices during the fourth quarter and increased sales in fracture instruments.

     Net sales in Asia Pacific decreased 4 percent to $255.2 million compared to 2000. This decrease was comprised of an 8 percent increase due to incremental volume and changes in the mix of product sales, which was more than offset by a 12 percent decrease due to foreign exchange rate fluctuations. Knee sales decreased 6 percent (increased 5 percent constant currency), reflecting continuing strong sales of NexGen Legacy Posterior Stabilized Flex Knee. Hip sales decreased 2 percent (increased 9 percent constant currency) driven primarily by continued conversion to porous stems, introduction of the ZMR Revision Hip System and sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma products decreased 8 percent (increased 3 percent constant currency) with higher sales of M/DN Intramedullary Fixation nails offset by weaker sales of compression hip screws.

     Net sales in Europe increased 10 percent (increased 14 percent constant currency) to $132.7 million compared to 2000. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices and a 4 percent decrease due to foreign exchange rate fluctuations. This increase was driven by double-digit growth in Germany, Italy, Spain and the United Kingdom. Knee sales increased 13 percent (increased 17 percent constant currency) driven by strong sales of the NexGen Legacy system of knee prostheses as well as M/G Unicompartmental Knee with MIS instrumentation. Hip sales increased 11 percent (increased 15 percent constant currency) supported by the recent introduction of the ZMR Revision Hip System and increased sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma sales decreased 8 percent (decreased 4 percent constant currency) in comparison to high-volume tender sales that occurred in the fourth quarter of 2000.

     Overall, worldwide reconstructive implant sales increased 16 percent (increased 19 percent constant currency) to $886.5 million. Knee sales increased by 16 percent (increased 20 percent constant currency) to $481.7 million, reflecting continued strong sales of the NexGen Legacy Posterior Stabilized Knee and NexGen Legacy Posterior Stabilized Flex Knee, introduced recently in the Americas. Hip sales increased by 15 percent (increased 19 percent constant currency) to $376.6 million, driven by continued conversion to porous hip stems, strong sales of Trilogy cups incorporating Longevity Highly Crosslinked Polyethylene Liners and the continuing introduction of the ZMR Revision Hip System. Trauma product sales increased 4 percent (increased 8 percent constant currency) to $128.3 million, driven by the introduction of the new ZPS internal fixation devices and strong sales of M/DN nails in Asia Pacific. Orthopaedic

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

surgical product sales increased 7 percent (increased 10 percent constant currency) to $163.8 million, led by the introduction of the OrthoPAT Autotransfusion System, that can be used perioperatively.

     Gross profit as a percentage of net sales was 72.7 percent in 2001, or 73.7 percent excluding separation costs of $11.9 million, compared to 72.1 percent in 2000. This increase was due to higher average selling prices, favorable premium priced product mix, as well as improved manufacturing efficiencies associated with increased sales volume and enhanced productivity. This was partially offset by the unfavorable impact of changes in foreign currency exchange rates and inflationary expense increases, including wages and fringe benefits.

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

     Selling, general and administrative expenses as a percentage of net sales were 45.6 percent in 2001, or 40.9 percent excluding separation costs of $54.9 million, compared to 41.3 percent in 2000. In the fourth quarter 2001, the Company recorded a $3.0 million pretax charge for possible payments of non-reimbursed, direct medical expenses to patients who chose to revise certain recalled Saint-Gobain manufactured Zirconia femoral heads. Excluding the costs of separation and charges related to Saint-Gobain, selling, general and administrative expenses increased 11 percent to $474.9 million in 2001 from $429.8 million in 2000. This increase was driven by an increase in selling and marketing expenses where the Company continued to invest in selling and marketing programs, including sales force expansion, support for the U.S. distributor network, target direct-to-customer advertising and the establishment of the MIS business unit. General and administrative expenses, in dollar terms, remained constant in 2001 compared with 2000, reflecting strict expense controls across all geographic regions. Over the four year period ended December 31, 2001, general and administrative expenses excluding the aforementioned $3.0 million have remained constant while net sales increased by over $300 million.

     Operating profit decreased 7 percent in 2001 to $248.3 million from $268.0 million in 2000. Excluding separation costs of $70.0 million, operating profit increased 19 percent to $318.3 million, due primarily to the increase in gross profit margin, together with expense leveraging.

     The effective tax rate on earnings before taxes increased to 37.8 percent in 2001 compared to 34.3 percent in 2000. Excluding separation costs, the effective tax rate increased to 35.8 percent. The tax provision prior to August 6, 2001 was computed by the Company’s former parent. The Company’s tax rate after August 6, 2001 was 36.1 percent on a pro forma separate return basis.

     Net earnings decreased 15 percent in 2001 to $149.8 million from $176.0 million in 2000, principally due to the incurrence of $70.0 million ($49.9 million net of tax) of separation costs related to the Distribution. The net earnings decrease was partially offset by improvements in gross profit and lower selling, general and administrative expenses excluding separation costs. Basic and diluted earnings per share decreased 15 percent in 2001 to $0.77 from $0.91 in 2000.

OPERATING PROFIT BY SEGMENT

     The following table sets forth the operating profit by segment for the years ended December 31, 2002, 2001 and 2000:

Operating Profit by Segment

     Percent of net sales

Year Ended December 31,	2002	2001	2000

Americas	46.5%	45.1%	47.8%
Asia Pacific	43.7	41.1	38.1
Europe	21.0	15.6	15.3

Year Ended December 31, 2002
Compared to Year Ended December 31, 2001

     Operating profit for the Americas as a percentage of net sales increased to 46.5 percent in 2002 from 45.1 percent in 2001, reflecting improved gross profit margins due to higher average selling prices and increased sales of higher margin products, and lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network. The Americas continued to invest in strategic initiatives such as MIS, field sales personnel, medical education programs and new product launches.

     Operating profit for Asia Pacific as a percentage of net sales increased to 43.7 percent in 2002 from 41.1 percent in 2001. This increase reflects lower selling, general and administrative expenses as a percent of sales in Japan as a result of a sales force and distributor reorganization, partially offset by lower gross profit margins as a result of lower yen hedge gains compared to 2001.

     Operating profit for Europe as a percentage of net sales increased to 21.0 percent in 2002 from 15.6 percent in 2001, due to improved gross profit margins as a result of higher average selling prices and favorable product and country mix, the leveraging of sales growth in Europe on controlled increases in operating expenses and improved efficiency in the utilization of instruments.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Year Ended December 31, 2001
Compared to Year Ended December 31, 2000

     Operating profit for the Americas as a percentage of net sales decreased to 45.1 percent in 2001 from 47.8 percent in 2000. This decrease reflects higher selling expenses partially offset by favorable effects of increased sales of higher margin products and higher average selling prices.

     Operating profit for Asia Pacific as a percentage of net sales increased to 41.1 percent in 2001 from 38.1 percent in 2000. While revenues were adversely affected by weak local currencies, the negative impact of foreign currency on sales was largely mitigated in operating profit by gains on derivative financial instruments (more fully described in Note 8 to the Consolidated Financial Statements, which are included herein under Item 8), asset management and expense reduction initiatives.

     Operating profit for Europe as a percentage of net sales increased to 15.6 percent in 2001 from 15.3 percent in 2000. The increase in 2001 was due to favorable country and product mix.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations was $220.2 million in 2002, compared with $171.8 million in 2001. The principal source of cash was net earnings of $257.8 million, non-cash charges for depreciation of $25.3 million, partially offset by working capital investments of $62.9 million. In 2001, the Company incurred $70.0 million ($49.9 million net of tax) for the separation from its former parent.

     Working capital continues to be a key management focus. The Company strategically invested in inventory and instruments to support strong sales growth in the Americas and Europe, and to support new products launched during the year as well as expected to be launched in 2003. The Company intends to operate at approximately 250 to 260 days of inventory and ended 2002 at 247 days. Accounts receivable collection remained strong, with the Americas at a record 33 days, 4 days favorable to prior year. During the year, the Company contributed $20.7 million to the U.S. and Puerto Rico pension plans, representing maximum allowable funding, for liabilities assumed from its former parent on Distribution, in addition to liabilities accrued since Distribution. The Company expects 2003 pension contributions to be lower than the 2002 level.

     Cash flow used in investing activities was $35.7 million in 2002 compared with $54.7 million in 2001. In 2001, the Company invested in the expansion of its manufacturing and distribution capacity with an addition to the Company’s main distribution center in Warsaw, Indiana, to support sales growth. In 2002, the Company continued to invest in computer hardware and software for the new information technology system for the Company’s North American operations and additional computer system infrastructure required as a result of the separation.

     The Company has a $600 million, committed, multi-currency, revolving senior unsecured syndicated credit agreement (the “Credit Facility”) that matures July 31, 2004. The Credit Facility contains customary affirmative and negative covenants, including a maximum leverage ratio and a minimum interest coverage ratio. The Company is in compliance with all covenants under the Credit Facility as of December 31, 2002. Also, the Credit Facility restricts the payment of dividends and the making of investments if the Company does not have an investment grade rating, as defined. The Company’s credit rating as of December 31, 2002 met such requirement. Available borrowings under the Credit Facility at December 31, 2002, were $443.8 million. Borrowings under the Credit Facility may bear interest at higher or lower margins above LIBOR, based on the Company’s senior unsecured long-term debt rating and the amounts drawn under the Credit Facility.

     Cash provided by operating activities, together with proceeds from issuance of common stock, were used in 2002 to fund payments of debt of $212.8 million. The Company had $15.7 million in cash and cash equivalents and outstanding borrowings of $156.7 million as of December 31, 2002. The Company expects to pay off the remaining debt balance by the end of 2003 with cash provided from operations absent any cash requirements for acquisitions during the period. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

CONTRACTUAL OBLIGATIONS

     The Company has entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates the Company’s contractual obligations:

		Less
		Than 1	1 - 3	4 - 5	After 5
Contractual Obligations	Total	Year	Years	Years	Years

Short-term debt	$156.7	$156.7	$–	$–	$–
Operating leases	36.9	8.3	12.7	7.3	8.6
Minimum purchase commitments	25.0	25.0	–	–	–

Total contractual obligations	$218.6	$190.0	$12.7	$7.3	$8.6

CRITICAL ACCOUNTING POLICIES

     The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which, in some cases, require management’s judgment are discussed below.

Revenue Recognition – A significant portion of the Company’s revenue is recognized for field based product upon notification that the product has been implanted or used. For all other transactions, the Company recognizes revenue when title is passed to customers, generally upon shipment. Estimated returns and allowances are recorded as a reduction of sales when the revenue is recognized.

Inventories – The Company must determine as of each balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements.

Instruments – The Company, as is customary in the industry, consigns surgical instruments for use in orthopaedic procedures with the Company’s products. The Company’s accounting policy requires that the full cost of instruments be recognized as an expense in the year in which the instruments are placed in service. An alternative to this method is to depreciate the cost of instruments over their useful lives. The Company may from time to time consider a change in accounting for instruments to better align its accounting policy with certain Company competitors.

Property, Plant and Equipment – The Company determines estimated useful lives of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

Derivative Financial Instruments – Critical aspects of the Company’s accounting policy for derivative financial instruments include conditions which require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy requires that formal documentation be maintained as required by the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings as they occur. Management routinely monitors significant estimates, assumptions and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation – The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Information regarding compensation expense under the alternative method is provided in notes to the consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Pensions and Other Postretirement Benefits – The Company’s pension and postretirement benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The most significant actuarial assumptions include the discount rate, expected rate of return on plan assets and the expected healthcare cost trend rate. Other actuarial assumptions utilized in determining pension and postretirement benefit costs include, among others, mortality rates and employee turnover rates. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in those rates during the year. The expected rate of return on plan assets and healthcare cost trend rate are based upon an evaluation of trends and experiences taking into account current and expected market conditions.

A twenty-five basis point change in the discount rate or the expected rate of return on plan assets would not have a material impact on the Company’s financial position, results of operations or cash flows. A reasonable change in the other actuarial assumptions would not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes – The Company estimates income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on the Company’s ability to generate future taxable income sufficient to realize the benefits. The Company evaluates deferred tax assets on an ongoing basis and provides valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

Commitments and Contingencies – Accruals for product liability and other claims are established with internal and external counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. An actuarial model is used by the Company to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established represent management’s best estimate of the ultimate costs that it will incur under the various contingencies.

SEPARATION FROM BRISTOL-MYERS SQUIBB

     The Company was incorporated in Delaware as a wholly owned subsidiary of Bristol-Myers Squibb on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every 10 shares of Bristol-Myers Squibb common stock. In addition, the Company assumed all obligations under a $600 million credit facility (“Credit Facility”) established by the Company and its former parent with then outstanding borrowings of $290 million. With additional borrowings under the Credit Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Credit Facility for separation costs. In addition, the Company recognized certain liabilities and obligations for pension, post-retirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities and obligations and other adjustments were reflected in the remaining net investment in the Company by its former parent of $14.1 million as of the Distribution and subsequently reclassified to opening retained earnings. The Distribution qualified as a tax-free transaction under Section 355 and 368 (a) (1) (1) of the Internal Revenue Code of 1986 as more fully described in Note 12 to the Consolidated Financial Statements, which are included herein under Item 8.

     The Company incurred $70.0 million ($49.9 million net of taxes) in costs, fees and expenses relating to the separation from Bristol-Myers Squibb and the related distribution of Company common stock to Bristol-Myers Squibb stockholders which was partially funded by additional borrowings under the credit facility. The costs, fees and expenses were primarily for retention bonuses, legal separation matters, professional expenses and costs of producing, printing, mailing and distributing the information statement relating to the Distribution.

     Except for separation costs and the ongoing interest cost associated with debt assumed or incurred as of the Distribution, the Company does not currently anticipate that operating costs resulting from the separation from its former parent will materially impact its cost structure as reflected in its historical consolidated results.

RECENT ACCOUNTING PRONOUNCEMENTS

     Information about recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

     The Company is exposed to certain market risks as part of its ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices, that could impact its financial condition, results of operations and cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. Derivative financial instruments are used solely as risk management tools and not for speculative investment purposes.

FOREIGN CURRENCY EXCHANGE RISK

     The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. The Company is primarily exposed to foreign currency exchange rate risk with respect to its transactions and net assets denominated in Japanese Yen and the Euro. The Company manages the foreign currency exposure centrally, on a combined basis, which allows the Company to net exposures and to take advantage of any natural offsets. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward contracts with major international financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects net earnings.

     The notional amounts of outstanding foreign exchange forward and option contracts, principally Japanese Yen and the Euro, entered into with third parties, at December 31, 2002 and 2001, were $252 million and $82 million, respectively. For all contracts outstanding at December 31, 2002: the Company has obligation to purchase U.S. Dollars and sell Japanese Yen and the Euro at set maturity dates ranging from January 2003 through September 2004. The weighted average contract rates for 2003 and 2004 are 129 and 117 Yen and $0.97 and $1.03 Euro, respectively.

     The Company maintains written policies and procedures governing its risk management activities. The Company’s policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of its risk management program, the Company furthermore performs sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2002, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Japanese Yen and the Euro, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes, depending on the direction of the change, by an average approximate amount of $17.1 million and $9.9 million for the Yen and Euro contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

     The Company had net investment exposures to net foreign currency denominated assets and liabilities of approximately $135 million and $87 million at December 31, 2002 and 2001, respectively, primarily in the Japanese Yen and the Euro.

COMMODITY PRICE RISK

     The Company purchases raw material commodities such as cobalt chrome, titanium, tantalum, medical grade polymer and sterile packaging. The Company enters into 12 to 24 month supply contracts on these commodities to alleviate the impact of market fluctuation in prices. As part of the Company’s risk management program, sensitivity analyses related to potential commodity price changes are performed. A 10 percent price change across all these commodities would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

INTEREST RATE RISK

     In the normal course of business, the Company is exposed to market risk from changes in interest rates that could impact its results of operations and financial condition. The Company manages its exposure to interest rate risks through its regular operations and financing activities.

     Presently, the Company invests its cash and cash equivalents in money market and investment-grade short-term debt instruments. The primary investment objective is to ensure capital preservation of its invested principal funds by limiting default and market risk. Currently, the Company does not use derivative financial instruments in its investment portfolio.

     The Company’s exposure to interest rate risk arises principally from the variable rates associated with its credit

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

facilities. The Company is subject to movements in interest rate risk on the committed Credit Facility and its uncommitted credit facilities. Presently, all of its debt outstanding is floating. The Company currently does not hedge its interest rate exposure, but may do so in the future. Based upon the Company’s overall interest rate exposure as of December 31, 2002, a change of 10% in interest rates would not have a material effect on the Company’s earnings or cash flows over a one-year period. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action, nor management actions to mitigate interest rate changes. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Presently, the Company intends to utilize cash flow to reduce outstanding borrowings.

CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, cash equivalents, counterparty transactions, and accounts receivable.

     The Company places its investments in highly rated financial institutions and money market instruments, and limits the amount of credit exposure to any one entity. The Company does not believe it is exposed to any significant credit risk on its cash and cash equivalents and investments.

     The Company is exposed to credit loss in the event of nonperformance by the financial institutions with which it conducts business. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed the obligation of the Company. The Company also minimizes exposure to credit risk by dealing with a diversified group of major financial institutions. Credit risk is managed through the monitoring of counterparty financial condition and by the use of standard credit guidelines. The Company does not anticipate any nonperformance by any of the counterparties.

     Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of the Company’s trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and health care systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and the Company believes that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Report Of Management

To the Stockholders of Zimmer Holdings, Inc.:

      Management is responsible for the integrity of the financial information presented in this Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Where necessary, they reflect estimates based on management’s judgment.

     Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s intentions. The Company, independent accountants and internal auditors periodically review the accounting and control systems, and these systems are revised if and when weaknesses or deficiencies are found.

     The Audit Committee of the Board of Directors, composed solely of directors from outside the Company, meets regularly with management and its independent accountants to discuss audit scope and results, internal control evaluations, and other accounting, reporting and financial matters. The independent accountants have access to the Audit Committee without management’s presence.

J. Raymond Elliott
Chairman, President and Chief Executive Officer
Zimmer Holdings, Inc.

Sam R. Leno
Senior Vice President and Chief Financial Officer
Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Report of Independent Accountants

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
January 23, 2003

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Consolidated Statements of Earnings

(in millions, except per share amounts)

For the Years Ended December 31,	2002	2001	2000

Net Sales	$1,372.4	$1,178.6	$1,040.6
Cost of products sold	344.8	321.6	290.9

Gross Profit	1,027.6	857.0	749.7

Research and development	80.7	71.6	52.0
Selling, general and administrative	546.0	537.1	429.7

Operating expenses	626.7	608.7	481.7

Operating Profit	400.9	248.3	268.0
Interest expense	12.0	7.4	–

Earnings before income taxes	388.9	240.9	268.0
Provision for income taxes	131.1	91.1	92.0

Net Earnings	$257.8	$149.8	$176.0

Earnings Per Common Share
Basic	$1.33	$0.77	$0.91
Diluted	$1.31	$0.77	$0.91
Weighted Average Common Shares Outstanding
Basic	194.5	193.7	193.6
Diluted	196.8	194.3	193.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Consolidated Balance Sheets

(in millions, except share amounts)

December 31,	2002	2001

ASSETS
Current Assets:
Cash and equivalents	$15.7	$18.4
Accounts receivable, less allowance for doubtful accounts	214.8	181.7
Inventories, net	257.6	200.0
Prepaid expenses	71.7	59.3
Deferred income taxes	52.6	49.2

Total Current Assets	612.4	508.6
Property, Plant and Equipment, net	157.8	148.2
Deferred Income Taxes	70.1	66.8
Other Assets	18.6	21.4

Total Assets	$858.9	$745.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59.8	$67.4
Income taxes payable	19.5	4.3
Other current liabilities	164.8	151.4
Short-term debt	156.7	150.0

Total Current Liabilities	400.8	373.1
Other Long-term Liabilities	91.8	79.3
Long-term Debt	–	213.9

Total Liabilities	492.6	666.3

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 195.2 million (193.9 million in 2001) issued and outstanding	2.0	1.9
Paid-in capital	36.9	4.4
Retained earnings	313.4	55.6
Accumulated other comprehensive income	14.0	16.8

Total Stockholders’ Equity	366.3	78.7

Total Liabilities and Stockholders’ Equity	$858.9	$745.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Consolidated Statements of Stockholders’ Equity

(in millions)

					Accumulated	Net
	Common Shares				Other	Investment	Total
			Paid-in	Retained	Comprehensive	by Former	Stockholders’
	Number	Amount	Capital	Earnings	Income	Parent	Equity

Balance January 1, 2000	–	$–	$–	$–	$7.3	$384.0	$391.3

Net earnings	–	–	–	–	–	176.0	176.0
Foreign currency translation	–	–	–	–	(0.3)	–	(0.3)

Comprehensive income	–	–	–	–	–	–	175.7

Net cash transferred to former parent	–	–	–	–	–	(306.0)	(306.0)

Balance December 31, 2000	–	–	–	–	7.0	254.0	261.0
Net earnings	–	–	–	69.7	–	80.1	149.8
Foreign currency translation	–	–	–	–	2.6	–	2.6
Unrealized foreign currency hedge gains, net of tax	–	–	–	–	12.1	–	12.1
Reclassification adjustment	–	–	–	–	(4.9)	–	(4.9)

Comprehensive income	–	–	–	–	–	–	159.6

Net cash transferred to former parent	–	–	–	–	–	(56.3)	(56.3)
Dividend to former parent	–	–	–	–	–	(290.0)	(290.0)
Issuance of common stock	193.6	1.9	–	–	–	(1.9)	–
Reclassification of remaining net investment of former parent	–	–	–	(14.1)	–	14.1	–
Exercise of stock options and issuance of restricted stock	0.3	–	4.4	–	–	–	4.4

Balance December 31, 2001	193.9	1.9	4.4	55.6	16.8	–	78.7
Net earnings	–	–	–	257.8	–	–	257.8
Foreign currency translation	–	–	–	–	13.5	–	13.5
Unrealized foreign currency hedge losses, net of tax	–	–	–	–	(12.2)	–	(12.2)
Reclassification adjustment	–	–	–	–	(3.5)	–	(3.5)
Minimum pension liability, net of tax	–	–	–	–	(0.6)	–	(0.6)

Comprehensive income	–	–	–	–	–	–	255.0

Exercise of stock options and issuance of restricted stock	1.3	0.1	32.5	–	–	–	32.6

Balance December 31, 2002	195.2	$2.0	$36.9	$313.4	$14.0	$–	$366.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Consolidated Statements of Cash Flows

(in millions)

For the Years Ended December 31,	2002	2001	2000

Cash flows provided by (used in) operating activities:
Net earnings	$257.8	$149.8	$176.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	25.3	23.4	23.1
Income taxes	29.9	1.1	7.8
Receivables	(25.0)	2.6	7.8
Inventories	(59.7)	(50.2)	(2.1)
Accounts payable and accrued liabilities	(12.2)	41.9	14.5
Other assets and liabilities	4.1	3.2	5.3

Net cash provided by operating activities	220.2	171.8	232.4

Cash flows used in investing activities:
Additions to property, plant and equipment	(33.7)	(54.7)	(29.0)
Investments in other assets	(2.0)	–	–

Net cash used in investing activities	(35.7)	(54.7)	(29.0)

Cash flows provided by (used in) financing activities:
Proceeds from (payments of) borrowings, net	(212.8)	366.3	–
Dividend paid to former parent	–	(290.0)	–
Net increase (decrease) in due to former parent	–	(144.0)	102.6
Net transactions with former parent	–	(32.8)	(306.0)
Proceeds from exercise of stock options	23.9	1.4	–

Net cash used in financing activities	(188.9)	(99.1)	(203.4)

Effect of exchange rates on cash and equivalents	1.7	0.4	–

Increase (decrease) in cash and equivalents	(2.7)	18.4	–
Cash and equivalents, beginning of year	18.4	–	–

Cash and equivalents, end of year	$15.7	$18.4	$–

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements

1.	BUSINESS

     Zimmer Holdings, Inc. and its subsidiaries (individually and collectively the “Company”) design, develop, manufacture and market orthopaedic reconstructive implants and trauma products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows, while trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. The Company has operations in 20 countries and markets its products in 70 countries. The Company operates in a single industry but has three reportable geographic segments.

2.	SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation – The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. The consolidated financial statements represent the Company’s operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of its former parent prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with its former parent, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment by former parent. Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

     Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, accordingly, include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

     Foreign Currency Translation – The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses included in net earnings are not material.

     Revenue Recognition – A significant portion of the Company’s revenue is recognized for field based product upon notification that the product has been implanted or used. For all other transactions, the Company recognizes revenue when title is passed to customers, generally upon shipment. Estimated returns and allowances are recorded as a reduction of sales when the revenue is recognized. The reserves for doubtful accounts were $7.2 million and $6.5 million as of December 31, 2002 and 2001, respectively.

     Cash and Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company currently does not have any investments which would not be considered cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

     Inventories – Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on the basis of average costing.

     Prepaid Expenses – Prepaid expenses include the cost of instruments in stock for surgical procedures consigned for use in connection with implantation of the Company’s products. These costs are recognized in selling, general and administrative expense in the year in which the instruments are placed into service.

     Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives of ten to forty years for buildings and improvements and 3 to 8 years for machinery and equipment using the straight-line method. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

     Research and Development – The Company expenses all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant fees and amounts paid to collaborative partners.

     Income Taxes – The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

     Derivative Financial Instruments – The Company accounts for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be required as assets or liabilities on the balance sheet and measured at fair value. The Company maintains written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited. The Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. Formal documentation is maintained of the Company’s objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. The Company’s policy requires that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. The Company, therefore, performs quarterly assessments of hedge effectiveness by verifying and documenting that critical terms of the hedge instrument and forecasted transactions have not changed. The Company also assesses on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in earnings when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in net earnings.

     Stock Compensation – At December 31, 2002, the Company has three stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

For the Years Ended December 31,	2002	2001	2000

Net income, as reported	$257.8	$149.8	$176.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(12.7)	(13.4)	(7.8)

Pro forma net income	$245.1	$136.4	$168.2

Earnings per share:
Basic – as reported	$1.33	$0.77	$0.91
Basic – pro forma	1.26	0.70	0.87
Diluted – as reported	1.31	0.77	0.91
Diluted – pro forma	1.25	0.70	0.87

     Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised of unrealized foreign currency hedge gains and losses, net of tax, minimum pension liability adjustments, net of tax, and foreign currency translation adjustments.

     The components of accumulated other comprehensive income at December 31, 2002 and 2001, are as follows (in millions):

	2002	2001

Net unrealized foreign currency hedge gains (losses)	$(8.5)	$7.2
Cumulative translation adjustment	23.1	9.6
Minimum pension liability	(0.6)	–

	$14.0	$16.8

     Accounting Pronouncements – Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No. 144 without any material impact on its financial position, results of operations or cash flows.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

disposal activities that are initiated after December 31, 2002. This pronouncement is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net earnings and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The Company adopted SFAS No. 148 on December 31, 2002.

3.	INVENTORIES

     Inventories at December 31, 2002 and 2001, consist of the following (in millions):

	2002	2001

Finished goods	$206.7	$158.4
Raw materials and work in progress	50.9	41.6

Inventories, net	$257.6	$200.0

     Reserves for obsolete and slow-moving inventory at December 31, 2002 and 2001 were $45.5 million and $43.3 million, respectively. Provisions charged to expense were $6.0 million, $11.9 million and $12.1 million for the years ended December 31, 2002, 2001 and 2000, respectively. Amounts written off against the reserve were $7.1 million, $8.5 million and $8.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

4.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 and 2001, was as follows (in millions):

	2002	2001

Land	$8.2	$8.0
Building and equipment	354.4	320.3
Construction in progress	13.3	27.8

	375.9	356.1
Accumulated depreciation	(218.1)	(207.9)

Property, plant and equipment, net	$157.8	$148.2

5.	OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 2002 and 2001, consist of the following (in millions):

	2002	2001

Service arrangements	$59.6	$49.5
Salaries, wages and benefits	29.0	39.2
Accrued liabilities	76.2	62.7

Total other current liabilities	$164.8	$151.4

6.	OTHER LONG-TERM LIABILITIES

     Included in Other Long-term Liabilities at December 31, 2002 and 2001 were $43.5 million and $30.7 million, respectively, of accrued distributor benefits. The Company’s independent distributors accrue benefits based upon Company financial performance.

7.	DEBT

Credit Facility

     The Company has a $600 million multi-currency, revolving senior unsecured syndicated Credit Facility that matures on July 31, 2004. Borrowings under the Credit Facility may bear interest at the appropriate LIBOR rate, depending upon the currency denomination of the borrowing, or an alternative base rate, in each case, an applicable margin determined by reference to the Company’s senior unsecured long-term debt rating and the amounts drawn under the Credit Facility.

     As of December 31, 2002, the Company had $156.7 million in outstanding borrowings, including $156.2 under the Credit Facility. As of December 31, 2002, the Credit Facility borrowings were comprised of $82 million in U.S. dollar based borrowings with a weighted average interest rate of 3.42 percent (4.35 percent as of December 31, 2001) and the equivalent of $74.2 million in Japanese Yen based borrowings with a weighted average interest rate of 0.93 percent (1.17 percent as of December 31, 2001). The borrowings under the Credit Facility have been classified as short term based on the Company’s expectation it will be repaid by the end of 2003.

     The Credit Facility is to be used for general corporate purposes. The Credit Facility also allows for the issuance of letters of credit.

     The Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, none of which are considered restrictive to the operation of the business. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Credit Facility as of December 31, 2002. Also, the Credit Facility restricts the payment of dividends and the making of investments if the Company does not have an investment grade rating, as defined. The Company’s credit

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

rating as of December 31, 2002 met such requirement. Commitments under the Credit Facility are subject to certain fees, including a facility and a utilization fee.

Uncommitted Credit Facilities

     The Company has a $26 million uncommitted unsecured revolving line of credit. The purpose of this credit line is to support the working capital needs, letters of credit and overdraft needs for the Company. The uncommitted credit agreement contains customary affirmative and negative covenants and events of default, none of which are considered restrictive to the operation of the business. In addition, this uncommitted credit agreement provides for unconditional and irrevocable guarantees by the Company. In the event the Company’s long-term debt ratings by both Standard and Poor’s Ratings Services and Moody’s Investor’s Service, Inc., fall below BB- and Ba3, then the Company may be required to repay all outstanding and contingent obligations. The Company’s credit rating as of December 31, 2002 met such requirement. This uncommitted credit line matures on July 31, 2003. Outstanding borrowings under this uncommitted line of credit as of December 31, 2002 were $0.5 million with a weighted average interest rate of 6.35%.

     The Company also has a $15 million uncommitted revolving unsecured line of credit. The purpose of this line of credit is to support short-term working capital needs of the Company. The agreement for this uncommitted unsecured line of credit contains customary covenants, none of which are considered restrictive to the operation of the business. This uncommitted line matures on July 31, 2003. There were no borrowings under this uncommitted line of credit as of December 31, 2002.

     The Company has a $20 million uncommitted revolving unsecured line of credit. The purpose of this line of credit is to support short-term working capital needs of the Company. The pricing is based upon money market rates. The agreement for this uncommitted unsecured line of credit contains customary covenants, none of which are considered restrictive to the operation of the business. This uncommitted line matures on July 31, 2003. There were no borrowings under this uncommitted line of credit as of December 31, 2002.

     The Company was in compliance with all covenants under all three of the uncommitted credit facilities as of December 31, 2002. The Company had no long-term debt as of December 31, 2002.

     Outstanding debt as of December 31, 2002 and 2001, consist of the following (in millions):

	2002	2001

Credit Facility	$156.2	$358.2
Uncommitted credit facilities	0.5	5.7

Total debt	$156.7	$363.9

     The Company paid $13.0 million and $4.6 million in interest charges during 2002 and 2001, respectively.

Fair Value

     The carrying value of the Company’s borrowings approximates fair value due to their short-term maturities and variable interest rates.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the years ended December 31, 2002 and 2001, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.

     The notional amounts of outstanding foreign exchange forward contracts, principally Japanese Yen and the Euro, entered into with third parties, at December 31, 2002, was $252 million. The fair value of derivative instruments recorded in accrued liabilities at December 31, 2002, was $13.8 million, or $8.5 million net of taxes, which is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years, of which, $7.7 million, or $4.8 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.

9.	CAPITAL STOCK AND EARNINGS PER SHARE

     As discussed in Note 14, all of the shares of Company common stock were distributed at the Distribution by the former parent to its stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of common stock of the former parent. In July 2001 the board of directors of the Company adopted a rights agreement intended to have anti-takeover effects. Under this agreement one right attaches to each share of Company common stock. The rights will not become exercisable until the earlier of: a) the Company learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of securities representing more than 20 percent of the shares of Company common stock then outstanding, or b) such date, if any, as may be designated by the board of directors following the commencement of, or first public disclosure of an intention to commence, a tender offer or exchange offer

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

for shares of Company common stock then outstanding that could result in a person or group acquiring, or obtaining the right to acquire, beneficial ownership of securities representing more than 20 percent of Company common stock then outstanding.

     The board of directors authorized for issuance 2 million shares of a series of preferred stock of the Company designated as Series A Participating Cumulative Preferred Stock (“Series A Preferred Stock”) in connection with the adoption of the rights agreement. Shares of the Series A Preferred Stock are only issuable upon the exercise of the rights. No shares of the Series A Preferred Stock have been issued as of December 31, 2002.

     The board of directors may redeem all of the rights at a redemption price of $0.01 per right. If not previously exercised or redeemed, the rights will expire 10 years from the date that the rights agreement commenced.

     The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options. The following is a reconciliation of weighted average shares for the basic and diluted share computations (in millions):

	2002	2001	2000

Weighted average shares outstanding for basic net earnings per share	194.5	193.7	193.6
Effect of dilutive stock options	2.3	0.6	–

Weighted average shares outstanding for diluted net earnings per share	196.8	194.3	193.6

     For periods prior to the Distribution, basic and diluted shares outstanding are assumed to be equivalent to the number of shares of Company common stock outstanding immediately following the Distribution.

10.	STOCK OPTION AND COMPENSATION PLANS

     As of December 31, 2002, the Company had three stock option plans in effect, the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The Company has reserved the maximum number of shares of common stock available for award under the terms of each of these plans and has registered 34.3 million shares of common stock. Options may be granted under these plans at a price of not less than the fair market value of a share of common stock on the date of grant. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards and deferred stock units. Options granted under the 2001 Stock Incentive Plan may include stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock option and stock appreciation rights while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors.

     Options granted under these plans generally vest over three to five years, although in no event in less than one year, and expire ten years from the date of grant. Certain options have price thresholds, which affect exercisability.

     Under the 2001 Stock Incentive Plan, the total number of awards which may be granted in a given year pursuant to options and other awards under the plan may not exceed 1.9 percent of the outstanding shares of the Company’s stock on the effective date of the Plan for 2001 or January 1 of each subsequent year, plus the number of shares from the prior year that were available for grant but not granted, that were granted but subsequently terminated, expired, cancelled or surrendered without being exercised or tendered in the prior year to pay for options or satisfy tax withholding requirements. No participant may receive options or awards which in the aggregate exceed 2 million shares of stock over the life of the Plan.

     At the Distribution, certain options to purchase Bristol-Myers Squibb stock that were held by Company employees were converted to Company stock options under either the 2001 Stock Incentive Plan or the TeamShare Stock Option Plan. The options were converted at quantities and exercise prices that maintained the intrinsic value of the option as it existed immediately prior to the Distribution. The vesting dates and exercise periods of the options were not affected by the conversion.

     A summary of the status of all options granted to employees and non-employee directors at December 31 and changes during the period from the distribution date is presented below:

		Weighted
	Options	Average
	(in thousands)	Exercise Price

Conversion of Bristol-Myers Squibb options on Distribution	8,700	$23.93
Options granted	2,239	28.67
Options exercised	(129)	12.80
Options cancelled	(83)	29.88

Outstanding at December 31, 2001	10,727	25.01
Options granted	1,833	30.34
Options exercised	(1,262)	18.94
Options cancelled	(263)	28.73

Outstanding at December 31, 2002	11,035	$26.51

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     The following table summarizes information about stock options outstanding at December 31, 2002:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price

$6.25 – $17.00	1,275	2.93	$10.92	1,275	$10.92
$17.01 – $27.50	3,675	6.61	24.83	2,021	24.59
$27.51 – $37.50	6,085	8.02	30.78	1,367	31.28

	11,035			4,663

     Options exercisable at December 31, 2002 and 2001, were 4.7 million and 4.0 million, respectively, with average exercise prices of $22.81 and $19.15, respectively.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Dividend Yield	–%	–%	1.5%
Volatility	30.3%	41.7%	24.5%
Risk-free interest rate	4.6%	4.8%	6.3%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	5	7	7

     The above assumptions for 2002 and 2001 pertain to the Company, while 2000 assumptions are associated with the Company’s former parent.

     The weighted average fair value for options granted during 2002, 2001 and 2000 was $10.63, $14.10 and $16.34, respectively.

     See Note 2 for the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

Restricted Stock

     At the Distribution, certain members of management had restricted stock grants for Bristol-Myers Squibb stock which were converted into Company restricted stock grants at quantities and prices that maintained the intrinsic value that existed immediately prior to the Distribution. Total converted grants represented 106,560 shares at the Distribution. Subsequent to the Distribution, restrictions on 32,578 and 20,361 shares were eliminated in 2002 and 2001, respectively. In addition, restricted stock grants were made for 50,200 and 33,681 shares in 2002 and 2001, respectively. The awards are being expensed over the vesting period of five years from date of grant and the expense recorded by the Company for all periods presented was not significant.

11.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit pension plans covering substantially all U.S. and Puerto Rico employees. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, the Company sponsors various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

     The Company also provides comprehensive medical and group life insurance benefits to substantially all U.S. and Puerto Rico retirees who elect to participate in the Company’s comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico.

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

     The agreement provides that, as of the Distribution, the Company assumed, retained and is liable for all wages, salaries, welfare, incentive compensation and other employee-related obligations and liabilities for all current and former employees of the Company, except as specifically provided otherwise. The former parent retained certain obligations for domestic pension benefits for services rendered through the Distribution. The former parent also retained obligations for medical and group life insurance benefits for all domestic retirees and those employees eligible to retire as of the Distribution. Substantially all assets funding its pension and postretirement benefit plans were retained by the former parent.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     The components of net pension expense as of December 31 for the Company’s defined benefit retirement plans subsequent to the Distribution are as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2002	2001	2002	2001

Service cost	$7.2	$2.3	$2.0	$1.4
Interest cost	2.0	0.7	0.7	0.5
Expected return on plan assets	(1.2)	–	(1.0)	(0.5)
Amortization of prior service cost	0.1	–	–	–
Amortization of unrecognized actuarial (gain) loss	0.1	–	0.2	(0.1)

Net periodic benefit cost	$8.2	$3.0	$1.9	$1.3

     The weighted average actuarial assumptions used in accounting for the Company’s defined benefit retirement plans were as follows:

	U.S. and Puerto Rico		Non-U.S.

	2002	2001	2002	2001

Discount rate	7.00%	7.25%	4.17%	3.64%
Rate of compensation increase	3.60%	3.50%	3.17%	2.92%
Expected long-term rate of return on plan assets	9.00%	9.00%	5.95%	5.68%

     Changes in benefit obligations and plan assets, for December 31, 2002 and 2001 for the Company’s pension plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2002	2001	2002	2001

Benefit obligation – beginning of year	$25.5	$–	$13.3	$12.6
Obligation assumed from former parent	–	22.6	3.9	3.3
Plan amendments	(1.6)	–	–	–
Service cost	7.2	2.3	2.0	1.3
Interest cost	2.0	0.7	0.7	0.5
Benefits paid	(0.1)	(0.1)	(0.6)	(2.6)
Actuarial (gain) loss	9.5	–	0.6	(0.1)
Exchange rate gain (loss)	–	–	1.7	(1.7)

Benefit obligation – end of year	$42.5	$25.5	$21.6	$13.3

Plan assets at fair market value – beginning of year	$2.2	$–	$12.5	$12.6
Assets contributed by former parent	–	2.3	3.6	3.1
Actual return on plan assets	(1.0)	–	(2.0)	(0.5)
Company contributions	20.7	–	2.7	1.6
Benefits paid	(0.2)	(0.1)	(0.6)	(2.6)
Expenses	(0.3)	–	–	–
Exchange rate gain (loss)	–	–	1.1	(1.7)

Plan assets at fair market value – end of year	$21.4	$2.2	$17.3	$12.5

Funded status	$(21.1)	$(23.3)	$(4.3)	$(0.8)
Unrecognized prior service cost	(1.5)	0.2	–	0.1
Unrecognized actuarial (gain) loss	9.8	(2.2)	8.4	4.4

Net amount recognized	$(12.8)	$(25.3)	$4.1	$3.7

Amounts recognized in consolidated balance sheet:
Prepaid pension	$–	$–	$5.0	$4.4
Accrued benefit liability	(13.9)	(25.3)	(0.9)	(0.7)
Accumulated other comprehensive income	1.1	–	–	–

Net amount recognized	$(12.8)	$(25.3)	$4.1	$3.7

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s U.S. and Puerto Rico pension plans with accumulated benefit obligations in excess of plan assets were $38.9 million, $21.5 million and $20.5 million, respectively, as of December 31, 2002 and $25.5 million, $8.8 million and $2.2 million, respectively, as of December 31, 2001.

     The components of net periodic expense as of December 31 for the Company’s postretirement benefit plans subsequent to the Distribution are as follows (in millions):

December 31,	2002	2001

Service cost	$1.1	$0.5
Interest cost	1.2	0.5

Net periodic benefit cost	$2.3	$1.0

     The weighted average actuarial assumptions used in accounting for the Company’s postretirement benefit plans were as follows:

December 31,	2002	2001

Discount rate	7.00%	7.25%
Initial health care cost trend rate	10.00%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%
First year of ultimate trend rate	2012	2008

     Changes in benefit obligations and plan assets, from the Distribution to December 31, 2002 for the Company’s postretirement benefit plans, were (in millions):

December 31,	2002	2001

Benefit obligation – beginning of year	$18.1	$–
Obligation assumed from former parent	–	17.1
Service cost	1.1	0.5
Interest cost	1.2	0.5
Actuarial loss	0.1	–

Benefit obligation – end of year	$20.5	$18.1

Funded status	$(20.5)	$(18.1)
Unrecognized prior service cost	(0.1)	(0.1)
Unrecognized actuarial loss	2.1	2.0

Net amount recognized	$(18.5)	$(16.2)

Accrued benefit liability recognized	$(18.5)	$(16.2)

     As of December 31, 2002 and 2001, the Company has no assets in its postretirement benefit plans.

     A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by a cap that limits medical costs to be paid by the Company.

     Included in the consolidated statement of earnings are allocations from the Company’s former parent for expenses specifically attributable to the Company’s employees’ participation in its retirement and postretirement benefit plans for periods prior to the Distribution. Amounts included were $6.0 million and $10.0 million for the years ended December 31, 2001 and 2000, respectively.

     The Company also sponsors defined contribution plans for substantially all of the U.S. and Puerto Rico employees. The principal defined contribution plan is the Zimmer Holdings, Inc. Savings and Investment Program. The Company’s contribution under this plan is based on employee contributions and the level of company match. The Company recognized $3.5 million, $3.0 million and $3.0 million of expense for the savings and investment program for the years ended December 31, 2002, 2001 and 2000, respectively.

12.	INCOME TAXES

     The components of earnings before taxes consist of the following (in millions):

	2002	2001	2000

United States operations	$292.0	$200.4	$211.0
Foreign operations	96.9	40.5	57.0

Total	$388.9	$240.9	$268.0

     The provision for income taxes consists of (in millions):

Current:
Federal	$79.9	$68.8	$58.2
State	12.9	15.9	10.8
Foreign	34.4	28.6	26.0

	127.2	113.3	95.0

Deferred:
Federal	3.3	(9.5)	2.7
State	(1.3)	(1.6)	0.3
Foreign	1.9	(11.1)	(6.0)

	3.9	(22.2)	(3.0)

	$131.1	$91.1	$92.0

     For periods prior to the Distribution, the income tax provision was calculated on a separate return basis while actual tax payments were made on a combined return basis by the Company’s former parent. Income taxes paid by the Company during 2002 and 2001 (for the period after the Distribution) were $114.2 million and $43.4 million, respectively.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	2002	2001	2000

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	3.0	3.9	2.7
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	–	0.9	(1.0)
Tax benefit relating to operations in Puerto Rico	(2.6)	(2.6)	(1.2)
Earnings of Foreign Sales Corporation	(1.1)	(1.4)	(1.8)
R&D Credit	(0.6)	(0.1)	–
Non-deductible separation costs	–	1.9	–
Other	–	0.2	0.6

Effective income tax rate	33.7%	37.8%	34.3%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred income taxes consisted of the following (in millions):

	2002	2001

Inventory	$40.1	$39.1
Depreciation	36.3	30.6
Accrued liabilities	37.4	40.1
Other	8.9	6.2

	$122.7	$116.0

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

     Under the Tax Sharing Agreement (the “Agreement”) executed in conjunction with the Distribution, the Company’s former parent retains control and discretion with regard to any federal, foreign, combined, consolidated and certain separate state tax filings or tax audits for periods through the Distribution and retains all refunds for such periods. The Agreement was amended to clarify the Company is responsible for 25 percent of tax audit assessments in foreign jurisdictions for periods prior to the Distribution up to a cumulative maximum of $5 million.

     At December 31, 2002, the Company had an aggregate of $53.7 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, permanently reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits.

13.	SEGMENT DATA

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, trauma products and orthopaedic surgical products which include surgical supplies and equipment designed to aid in orthopaedic procedures and to accommodate patient rehabilitation needs post surgery. Operations are managed through three major geographic areas – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of the major countries of Europe as well as the Middle East and Africa. This structure is the basis for the Company’s reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of separation costs and operating expenses pertaining to global operations and corporate expenses. Included in segment operating profit is a cost of capital charge which is offset in global operations. Global operations include U.S. based research, development engineering, brand management, corporate legal, finance, human resource functions, and operations and logistics.

     Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2002	2001	2000	2002	2001	2000	2002	2001

Americas	$932.9	$790.7	$655.4	$434.1	$356.3	$313.4	$597.2	$530.7
Asia Pacific	269.6	255.2	264.5	117.8	104.9	100.9	158.9	141.2
Europe	169.9	132.7	120.7	35.7	20.7	18.5	102.8	73.1

Net sales	$1,372.4	$1,178.6	$1,040.6

Separation costs				–	(70.0)	–
Global operations and corporate expenses				(186.7)	(163.6)	(164.8)

Operating profit				$400.9	$248.3	$268.0

Total assets							$858.9	$745.0

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     Product category:

	2002	2001	2000

Reconstructive implants	$1,061.7	$886.5	$764.5
Trauma	133.8	128.3	123.4
Orthopaedic surgical products	176.9	163.8	152.7

Total	$1,372.4	$1,178.6	$1,040.6

     Depreciation expenses were $25.3 million, $23.4 million and $23.1 million and additions to fixed and other assets were $33.7 million, $54.7 million and $29.0 million for the years ended December 31, 2002, 2001 and 2000, respectively, and related principally to the Company’s U.S. and Puerto Rico facilities.

14.	SEPARATION FROM BRISTOL-MYERS SQUIBB COMPANY

     The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb, its former parent, on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock and the associated preferred stock purchase right, for every 10 shares of Bristol-Myers Squibb common stock. The Distribution qualified as a tax-free distribution made under Section 355 and 368(a)(1)(1) of the Internal Revenue Code of 1986 as more fully-described in Note 12. On August 6, 2001, the Company assumed all obligations under the Credit Facility established by the Company and its former parent with then outstanding borrowings of $290 million. With additional borrowings under the Credit Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Credit Facility for separation costs. The Company also recognized certain liabilities and obligations for pension, post-retirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities and obligations reduced the net investment in Zimmer by its former parent.

     The Company incurred $70.0 million ($49.9 million net of taxes) in costs, fees and expenses relating to the separation from its former parent and distribution of Company common stock to the Bristol-Myers Squibb stockholders. These costs, fees and expenses were primarily for retention bonuses; legal separation matters; professional expenses; and costs of producing, printing, mailing and distributing the information statement related to the Distribution.

15.	TRANSACTIONS WITH FORMER PARENT

     Prior to the Distribution, the former parent of the Company provided certain services, including administration of treasury, insurance, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, corporate aviation and related services, telecommunications, computing services, corporate income tax and selected legal services. Management of the Company believes that the methods used to allocate expenses to the Company for these services were reasonable, although it cannot be assured that all the expenses that would have been incurred had the Company been a separate, standalone entity have been reflected in financial results prior to the Distribution. These services accounted for a total expense of $17.2 million for the period January 1, 2001 through the Distribution, and $29.9 million for the year ended December 31, 2000.

     The Company and its former parent entered into an Interim Services Agreement pursuant to which the former parent provided the Company, on an interim, transitional basis, various services, including, but not limited to, employee benefits administration and information technology services. The agreed upon charges for such services were intended to allow the former parent to recover fully the allocated costs of providing the services. The Interim Services Agreement expired on December 31, 2002, except with respect to information technology services, which will remain in effect until the Company completes the transition to an alternative service provider, expected by mid year 2003.

16.	LEASES

     Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2002 were $8.3 million for 2003, $7.0 million for 2004, $5.7 million for 2005, $4.4 million for 2006, $2.9 million for 2007 and $8.6 million thereafter. Total rent expense for the years ended December 31, 2002, 2001 and 2000 aggregated $9.1 million, $5.7 million and $6.0 million, respectively.

17.	COMMITMENTS AND CONTINGENCIES

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Notes to Consolidated Financial Statements (continued)

     Pursuant to the Company’s exclusive distribution and strategic alliance with Implex Corporation relating to Trabecular Metal products and technology and other products, the Company is subject to annual minimum purchase commitments. Such commitments are in line with the Company’s expectation and product development plans with regard to the products covered under this agreement.

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2001 Quarter Ended				2002 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$286.0	$294.3	$286.7	$311.6	$319.1	$345.6	$337.5	$370.2
Gross profit	204.9	212.8	211.7	227.6	238.3	260.4	252.4	276.5
Net earnings(1)	36.0	43.2	27.4	43.2	54.6	65.9	65.1	72.2
Net earnings per common share:
Basic	0.19	0.22	0.14	0.22	0.28	0.34	0.33	0.37
Diluted	0.19	0.22	0.14	0.22	0.28	0.34	0.33	0.37

(1)	2001 net earnings include $70.0 million ($49.9 million net of tax) in costs relating to the separation of the Company from its former parent. Net earnings also include $7.4 million ($4.7 million net of tax) of interest expense for the period from the Distribution to December 31, 2001.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

Executive Officers of the Company

Name	Age	Position

J. Raymond Elliott	53	Chairman, President and Chief Executive Officer
Sheryl L. Conley	42	President, Zimmer Reconstructive
James T. Crines	43	Vice President, Controller
David C. Dvorak	39	Senior Vice President, Corporate Affairs, General Counsel and Secretary
John S. Krelle	51	President, Zimmer Spine/Trauma
Sam R. Leno	57	Senior Vice President and Chief Financial Officer
Bruno A. Melzi	55	President, Europe/MEA
Stephen H. L. Ooi	49	President, Asia Pacific
Bruce E. Peterson	54	President, Americas

J. Raymond Elliott was appointed Chairman on August 6, 2001 and President and Chief Executive Officer of the Company on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., the Company’s predecessor (“Zimmer, Inc.”), in November 1997. Mr. Elliott has approximately 30 years of experience in orthopaedics, medical devices and consumer products. Prior to joining Zimmer, Inc., he served as President and Chief Executive Officer of Cybex, Inc., a publicly traded medical rehabilitation and cardiovascular products company, from September 1995 to June 1997, and previously as President and Chief Executive Officer of J.R. Elliott & Associates, a privately held M&A firm. During this time, Mr. Elliott successfully completed several M&A and turnaround projects for the federal government and numerous healthcare firms, including the role of Chairman and Chief Executive Officer for Cablecom Inc. Mr. Elliott has also served as Chairman and President of various divisions of Southam, Inc., a communications group, and as Group President of food and beverage leader John Labatt, Inc. (now Interbrew Corp.). He began his career in the healthcare industry with American Hospital Supply Corporation (later Baxter International), where he gained 15 years experience in sales, marketing, operations, business development and general management, leading to his appointment as President of the Far East divisions, based in Tokyo, Japan. Mr. Elliott has served as a director on more than 15 business-related boards in the U.S., Canada, Japan and Europe and has served on three occasions as Chairman. He is currently a director of the State of Indiana Workplace Development Board and a trustee of the Orthopaedic Research and Education Foundation (“OREF”). He is a member of the board of directors and chair of the orthopaedic sector of the Advanced Medical Technology Association (AdvaMed). He holds a bachelor’s degree from the University of Western Ontario, Canada.

Sheryl L. Conley was named President, Zimmer Reconstructive in September 2002. From May 2000 to September 2002, she served as Vice President, Global Brand Management and Commercialization, where she was responsible for the Company’s worldwide branding, marketing and new product development efforts. Ms. Conley was General Manager, Zimmer Canada, from 1998 to 2000. In 1994, she was selected to lead the initial product development and brand marketing effort for the VerSys Hip System. Ms. Conley joined Zimmer, Inc. in 1983 and has held management positions in marketing, operations and clinical research. She holds a bachelor’s degree in Biology and Chemistry and an MBA from Ball State University.

James T. Crines joined Zimmer, Inc. in 1997 as Director of Finance. On July 1, 2001, he was appointed Vice President, Controller after serving as Vice President, Finance and Information Technology since September 2000. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers Squibb from September 1995 until he joined Zimmer, Inc. Mr. Crines has over 20 years of experience in corporate and operations finance and accounting, including five years as an auditor with Price Waterhouse from 1981 to 1986. He was employed by American Cyanamid from 1986 to 1995 and served in a variety of increasingly important financial roles, culminating in his promotion to Division Controller of its global animal health and nutrition businesses in 1993. Mr. Crines holds a bachelor’s degree in accounting from the University of Scranton and an M.B.A. from Rutgers University and is a Certified Public Accountant.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

David C. Dvorak was appointed Senior Vice President, Corporate Affairs and General Counsel of the Company effective December 6, 2001. He also serves as Corporate Secretary, effective February 1, 2003. Prior to his appointment, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation, an Ohio-based leader in medical sterilization and infection control products. Prior to joining STERIS in 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio, law firms, focusing on mergers and acquisitions and on securities law. Mr. Dvorak holds a B.S. degree in Business Administration from Miami University in Oxford, Ohio, and a J.D. degree, magna cum laude, from Case Western Reserve University School of Law in Cleveland, Ohio.

John S. Krelle joined Zimmer, Inc. in 1987. He was named President, Zimmer Spine/ Trauma in September 2002. From June 2000 to September 2002, he served as President, Asia Pacific based in Tokyo, Japan. Prior to this, he was Vice President and General Manager for Canada, Latin America and Asia Pacific. Mr. Krelle has over 20 years of experience in the orthopaedics and medical products industry; and his previous responsibilities with Zimmer, Inc. include Vice President, Patient Care Global Marketing and Development and Vice President, Global Knee Marketing. Prior to 1987, he held positions in sales, marketing and management with Schering AG. Mr. Krelle holds a bachelor’s degree in mechanical engineering and an M.B.A. from Sussex University, U.K.

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

Bruno A. Melzi joined Zimmer, Inc. in 1990 as Managing Director, Italy. In March 2000, Mr. Melzi was promoted from Vice President and Managing Director of Italy, Germany and Switzerland, a position he held since October of 1997, to his current position of President, Europe/ MEA. Mr. Melzi has over 27 years of experience in the orthopaedics and medical products industry. He has previously served as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990, as Smith & Nephew’s Business Director for Italy from 1982 to 1983 and as Executive Marketing Director for Johnson & Johnson’s Ethicon suture division from 1980 to 1982. Mr. Melzi holds a degree in law from the University of Pavia, Italy.

Stephen H. L. Ooi is President, Zimmer Asia-Pacific, a position he has held since September 2002. Mr. Ooi joined Zimmer in 1986. In 1987, he was named General Manager, Asia, and in 1990 was promoted to Vice President, Asia. Mr. Ooi has more than 20 years experience in the orthopaedics and medical products industry. He previously held positions with the Singapore Ministry of Health and with Johnson & Johnson. Mr. Ooi holds a bachelor’s degree in Pharmacy from the University of Singapore and an MBA from the National University of Singapore.

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

     Information relating to the directors will appear in the section entitled “Directors and Nominee” in the definitive Proxy Statement to be dated March 24, 2003, and to be filed with the Commission relating to the Company’s 2003 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

ITEM 11.	Executive Compensation

      The information required by this Item concerning remuneration of the Company’s officers and Directors and information concerning material transactions involving such officers and Directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s last fiscal year.

ITEM 14.	Controls and Procedures

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Part IV

ITEM 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)	1.	Financial Statements
		The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.
		Report of Independent Accountants
		Consolidated Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000
		Consolidated Balance Sheets as of December 31, 2002 and 2001
		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000
		Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
		Notes to Consolidated Financial Statements
	2.	Financial Statement Schedules
		Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
	3.	Exhibits
		A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/s/ J. RAYMOND ELLIOTT ______________________________________ J. Raymond Elliott Chairman of the Board, President and Chief Executive Officer

Dated: March 11, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. RAYMOND ELLIOTT J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2003

/s/ SAM R. LENO Sam R. Leno	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2003

/s/ JAMES T. CRINES James T. Crines	Vice President, Controller (Principal Accounting Officer)	March 11, 2003

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 11, 2003

/s/ REGINA E. HERZLINGER Regina E. Herzlinger	Director	March 11, 2003

/s/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	March 11, 2003

/s/ AUGUSTUS A. WHITE III Augustus A. White III	Director	March 11, 2003

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, J. Raymond Elliott, certify that:

1.	I have reviewed this annual report on Form 10-K of Zimmer Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

J. Raymond Elliott
Chairman of the Board, President,
Chief Executive Officer and Director

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Sam R. Leno, certify that:

1.	I have reviewed this annual report on Form 10-K of Zimmer Holdings, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

Sam R. Leno
Senior Vice President and
Chief Financial Officer

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Index to Exhibits

Exhibit No.	Description

2	Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/ A dated December 7, 2001)
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3	Restated Bylaws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.3 to Current Report on Form 8-K dated November 13, 2001)
4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form 10, dated July 6, 2001)
4.2	Rights Agreement between Zimmer Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of August 6, 2001 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 13, 2001)
4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto)
4.4	Amendment No. 1 dated June 15, 2002 to the Rights Agreement dated July 30, 2001 between Zimmer Holdings, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 17, 2002)
10.1	Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (filed as Exhibit 2 hereto)
10.2	Interim Services Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 13, 2001)
10.3*	Employee Benefits Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated November 13, 2001)
10.4	Tax Sharing Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated November 13, 2001)
10.5*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated August 6, 2001)
10.6*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.5 to Current Report on Form 8-K dated August 6, 2001)
10.7*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.8*	Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated August 6, 2001)
10.9	Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 6, 2001)
10.10	First Amendment to Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of December 10, 2001 (incorporated herein by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 13, 2002)
10.11	Guarantee Assumption Agreement, dated as of June 24, 2002, made by each of the signatories thereto in favor of the lenders named in the Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2002)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2002 FORM 10-K

Exhibit No.	Description

10.12*	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)
10.13*	Compensation Agreement of J. Raymond Elliott (incorporated herein by reference to Exhibit 10.10 to Current Report on Form 8-K dated November 13, 2001)
10.14*	Compensation Agreement of Bruce E. Peterson (incorporated herein by reference to Exhibit 10.12 to Current Report on Form 8-K dated November 13, 2001)
10.15*	Compensation Agreement of Bruno A. Melzi (incorporated herein by reference to Exhibit 10.21 to Annual Report on Form 10-K filed March 13, 2002)
10.16*	Compensation Agreement of John S. Loveman-Krelle (incorporated herein by reference to Exhibit 10.14 to Current Report on Form 8-K dated November 13, 2001)
10.17*	Change in Control Severance Agreement with J. Raymond Elliott (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.18*	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi, John S. Loveman-Krelle, Bruce E. Peterson and David C. Dvorak (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.19*	Change in Control Severance Agreement with James T. Crines (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.20*	Change in Control Severance Agreement with Sheryl L. Conley
10.21*	Change in Control Severance Agreement with Stephen H. L. Ooi
10.22	$26,000,000 Uncommitted Standard Instrument Line of Credit between Zimmer, Inc. and subsidiaries and Bank of America, N.A. and its affiliates and subsidiaries dated July 17, 2001 (incorporated herein by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 13, 2002)
10.23	Amendment No. 1 to Letter Agreement dated July 17, 2001 between Zimmer, Inc. and Bank of America, N.A. dated July 26, 2001 (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 13, 2002)
10.24	Amendment No. 2 to Letter Agreement dated July 17, 2002 between Zimmer, Inc. and Bank of America, N.A. dated February 5, 2002 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.25	Uncommitted Credit Agreement between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation dated October 29, 2001 (incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K filed March 13, 2002)
10.26	First Amendment dated July 15, 2002 to the Uncommitted Credit Agreement dated October 29, 2001 between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2002)
10.27	$20,000,000 Uncommitted Line of Credit between Zimmer Holdings, Inc. and Fleet National Bank dated October 16, 2002 (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 12, 2002)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* indicates management contracts or compensatory plans or arrangements