Form 10-Q
period 2003-03-31
ZIMMER HOLDINGS INC
filed 2003-05-13
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4151777 (IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  [x]  No [  ]

At April 30, 2003, there were 196,456,500 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2003

Page
Part I - Financial Information
Item 1.
Financial Statements	3
Consolidated Statements of Earnings for the Three Months Ended March 31, 2003 and 2002	3
Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	4
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002	5
Notes to Interim Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.
Controls and Procedures	19
Part II - Other Information
There is no information required to be reported under any items except those indicated below.
Item 1.
Legal Proceedings	20
Item 6.
Exhibits and Reports on Form 8-K	20
Signatures	21
Certifications	22

Part I – Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,

	2003	2002

Net Sales	$390.1	$319.1
Cost of products sold	96.9	80.8

Gross Profit	293.2	238.3

Research and development	21.4	19.1
Selling, general and administrative	149.8	130.9

Operating expenses	171.2	150.0

Operating Profit	122.0	88.3
Interest expense	1.4	3.6

Earnings before income taxes and cumulative effect of change in accounting principle	120.6	84.7
Provision for income taxes	40.4	30.1

Earnings before cumulative effect of change in accounting principle	80.2	54.6
Cumulative effect of change in accounting principle, net of tax	55.1	-

Net Earnings	$135.3	$54.6

Earnings Per Common Share - Basic
Earnings before cumulative effect of change in accounting principle	$0.41	$0.28
Cumulative effect of change in accounting principle, net of tax	0.28	-

Earnings Per Common Share - Basic	$0.69	$0.28

Earnings Per Common Share - Diluted
Earnings before cumulative effect of change in accounting principle	$0.41	$0.28
Cumulative effect of change in accounting principle, net of tax	0.27	-

Earnings Per Common Share - Diluted	$0.68	$0.28

Pro Forma Amounts Assuming the New Accounting Principle is Applied Retroactively
Net Earnings	$80.2	$56.2
Earnings Per Common Share - Basic	$0.41	$0.29
Earnings Per Common Share - Diluted	$0.41	$0.29
Weighted Average Common Shares Outstanding
Basic	195.7	194.0
Diluted	198.0	195.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$33.4	$15.7
Accounts receivable, less allowance for doubtful accounts	237.4	214.8
Inventories, net	265.9	257.6
Prepaid expenses	17.5	71.7
Deferred income taxes	20.5	52.6

Total Current Assets	574.7	612.4
Property, Plant and Equipment, net	311.0	157.8
Deferred Income Taxes	74.6	70.1
Other Assets	18.5	18.6

Total Assets	$978.8	$858.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64.8	$59.8
Income taxes payable	42.0	19.5
Other current liabilities	159.0	164.8
Short-term debt	76.9	156.7

Total Current Liabilities	342.7	400.8
Other Long-term Liabilities	93.4	91.8

Total Liabilities	436.1	492.6

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 196.4 in 2003 and 195.2 in 2002 issued and outstanding	2.0	2.0
Paid-in capital	75.8	36.9
Retained earnings	448.7	313.4
Accumulated other comprehensive income	16.2	14.0

Total Stockholders’ Equity	542.7	366.3

Total Liabilities and Stockholders’ Equity	$978.8	$858.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Three Months
	Ended March 31,

	2003	2002

Cash flows provided by (used in) operating activities:
Net earnings	$135.3	$54.6
Depreciation	19.6	5.5
Income taxes	59.1	20.3
Cumulative effect of change in accounting principle	(89.1)	—
Receivables	(22.2)	(16.6)
Inventories	(7.4)	(21.9)
Accounts payable and accrued expenses	2.2	(11.3)
Other assets and liabilities	7.3	1.9

Net cash provided by operating activities	104.8	32.5

Cash flows used in investing activities:
Additions to property, plant and equipment	(33.0)	(6.5)
Investments in other assets	—	(2.0)

Net cash used in investing activities	(33.0)	(8.5)

Cash flows provided by (used in) financing activities:
Repayments of borrowings, net	(79.6)	(19.3)
Proceeds from exercise of stock options	25.3	4.8
Net decrease in due to/from former parent	—	(6.9)

Net cash used in financing activities	(54.3)	(21.4)

Effect of exchange rates on cash and equivalents	0.2	(0.2)

Increase in cash and equivalents	17.7	2.4
Cash and equivalents, beginning of year	15.7	18.4

Cash and equivalents, end of period	$33.4	$20.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2002 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three months ended March 31, 2002 have been reclassified to conform to the current year presentation.

2. Change in Accounting Principle

     Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives of approximately five years determined principally in reference to associated product life cycles. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as a selling, general and administrative expense, consistent with classification of instrument cost in prior periods.

     In prior periods, undeployed instruments were carried as a prepaid expense at cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service. The new method of accounting for instruments was adopted to recognize the cost of an important asset of the Company’s business within the consolidated balance sheet and meaningfully allocate the cost of that asset over the periods benefited, which the Company has determined extend through a product’s life cycle.

     The effect of the change during the quarter ended March 31, 2003 was to increase earnings before cumulative effect of change in accounting principle by $2.8 million, or $0.014 per share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the quarter ended March 31, 2003. The pro forma amounts shown on the consolidated statement of earnings have been adjusted for the effect of the retroactive application on depreciation and related income taxes.

3. Stock Compensation

     At March 31, 2003, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months
	Ended March 31,

	2003	2002

Net earnings, as reported	$135.3	$54.6
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.5)	(3.2)

Pro forma net earnings	$131.8	$51.4

Earnings per share:
Basic - as reported	$0.69	$0.28
Basic - pro forma	0.67	0.26
Diluted - as reported	0.68	0.28
Diluted - pro forma	0.67	0.26

4. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Net Earnings	$135.3	$54.6
Other Comprehensive Income (Loss):
Foreign currency translation	1.0	(2.2)
Unrealized foreign currency hedge gains (losses), net of tax	3.8	(0.1)
Reclassifications	(2.6)	(2.1)

Total Other Comprehensive Income (Loss)	2.2	(4.4)

Comprehensive Income	$137.5	$50.2

5. Earnings Per Share

The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months
	Ended March 31,

	2003	2002

	(in millions)
Basic average common shares outstanding	195.7	194.0
Effect of dilutive securities	2.3	1.7

Diluted average common shares outstanding	198.0	195.7

There were no anti-dilutive securities outstanding at March 31, 2003 or 2002.

6. Inventories

	March 31,	December 31,
	2003	2002

	(in millions)
Finished goods	$212.9	$206.7
Raw materials and work in progress	53.0	50.9

Inventories, net	$265.9	$257.6

7. Property, Plant and Equipment

	March 31,	December 31,
	2003	2002

	(in millions)
Land	$8.2	$8.2
Buildings and equipment	359.6	354.4
Instruments	275.6	—
Construction in progress	13.3	13.3

	656.7	375.9
Accumulated depreciation	(345.7)	(218.1)

Property, plant and equipment, net	$311.0	$157.8

8. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the quarters ended March 31, 2003 and 2002, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at March 31, 2003, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $11.8 million, or $7.3 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years; $8.8 million, or $5.4 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

9. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, trauma products, and orthopaedic surgical products which include surgical supplies and equipment designed to aid in orthopaedic procedures and to accommodate patient rehabilitation needs post surgery. Operations are managed through three major geographic areas - the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets; and Europe, which is comprised principally of Europe as well as the Middle East and Africa. This structure is the basis for the Company’s reportable segment information discussed below. Segment performance is evaluated based on sales and segment operating profit, exclusive of operating expenses pertaining to global operations and corporate expenses. Global operations include U.S. based research, development engineering, brand management, corporate legal, finance, human resource functions and operations and logistics.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Americas	$266.1	$224.3	$135.0	$107.2
Asia Pacific	70.0	57.8	32.8	25.8
Europe	54.0	37.0	14.2	8.7

Total	$390.1	$319.1

Global operations and corporate expenses			(60.0)	(53.4)

Operating profit			$122.0	$88.3

Product category net sales are as follows (in millions):

	Net Sales

	Three Months Ended
	March 31,

	2003	2002

Reconstructive implants	$309.9	$245.1
Trauma	35.8	32.6
Orthopaedic surgical products	44.4	41.4

Total	$390.1	$319.1

10. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and trauma products. Orthopaedic reconstructive implants restore joint function lost due to disease, deformity or trauma in joints such as knees, hips, shoulders and elbows. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic and general surgery. With operations in 20 countries and products marketed in more than 70 countries, operations are managed through three geographic regions – the Americas, Asia Pacific and Europe. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

First Quarter Results of Operations

Net Sales

     Net sales for the three month period ended March 31, 2003 increased 22 percent to $390.1 million from $319.1 million for the comparable 2002 period. Sales growth reflected the continued strong demand for reconstructive implants, favorable demographics, continued strong pricing improvements, new product launches and strong results in the Americas and Europe segments. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 4 percent increase due to foreign exchange rate fluctuations.

     Net sales in the Americas increased 19 percent to $266.1 million in the three months ended March 31, 2003 compared to the same period in 2002. This increase was comprised of a 15 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices. Knee sales increased 25 percent led by growth in sales of the NexGen® Legacy® Posterior Stabilized Knee, including the Flex Knee, the NexGen Trabecular Metal ™ Monoblock Tibia, the NexGen Cruciate Retaining knee with Prolong ™ Crosslinked Polyethylene, the NexGen Rotating Hinge Knee and the M/G™ Unicompartmental Knee, which features Minimally Invasive Solutions ™ (“MIS”) Instrumentation. Hip sales increased 20 percent, driven by continued conversion to porous stems, Trabecular Metal acetabular cups and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Highly Crosslinked Polyethylene Liners. Trauma product sales increased 9 percent in the quarter in large part due to increased sales of the Zimmer® Periarticular Plating System.

     Net sales in Asia Pacific increased 21 percent to $70.0 million in the three month period ended March 31, 2003 compared to the same period in 2002. This increase was comprised of a 7 percent increase due to incremental volume and changes in the mix of product sales, a 2 percent increase due to higher average selling prices, and a 12 percent increase due to foreign exchange rate fluctuations. This growth was driven by strong reconstructive sales growth in Japan and Australasia. Knee sales increased 21 percent (increased 9 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex Knee and the M/G Unicompartmental Knee, now featuring MIS Instrumentation. Hip sales increased 32 percent (increased 19 percent constant currency) driven primarily by continued strong sales of porous stems as well as sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales increased 5 percent (decreased 4 percent constant currency) reflecting a decline in M/DN® Intramedullary Fixation and compression hip screws sales, primarily in Japan.

     Net sales in Europe grew 46 percent to $54.0 million in the three month period ended March 31, 2003 compared to the same period in 2002. This increase was comprised of a 22 percent increase due to incremental volume and changes in the mix of product sales, a 4 percent increase due to higher average selling prices and a 20 percent increase due to foreign exchange rate fluctuations. Reconstructive sales grew greater than 20 percent in constant currency in 14 of 16 Zimmer Europe markets, including Austria, the Balkans, Finland, France, Germany, the Middle-East and Africa, Netherlands, Norway, Russia, Sweden and the United Kingdom. Knee sales increased 50 percent (increased 27 percent constant currency) driven by strong sales of the NexGen Legacy System of knee prosthesis, the NexGen Cruciate Retaining Knee, the NexGen Trabecular Metal Monoblock Tibia and the M/G Unicompartmental Knee with MIS Instrumentation. Hip sales increased 45 percent (increased 26 percent constant currency) supported by increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners and strong sales of both porous and cemented stems, including the CPT® Hip System.

     Overall, worldwide sales of reconstructive implants grew 26 percent (increased 22 percent constant currency) in the three month period ended March 31, 2003 to $309.9 million compared to $245.1 million during the 2002 three month period. Knee sales increased 28 percent (increased 23 percent constant currency) in the three month period ended March 31, 2003 to $173.2 million compared to $135.6 million during the 2002 three month period. Hip sales increased 25 percent (increased 20 percent constant currency) in the three month period ended March 31, 2003 to $126.7 million compared to $101.1 million during the 2002 three month period. Sales of trauma products increased 10 percent (increased 6 percent constant currency) over the prior year to $35.8 million. Sales of orthopaedic surgical products increased 7 percent (increased 4 percent constant currency) over the prior year to $44.4 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.2 percent for the three month period ended March 31, 2003 compared to 74.7 percent in the comparable 2002 period. The increase in gross margin is principally due to the increases in average selling prices realized in all geographic segments, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements. These favorable effects were partially offset by strong sales growth in Europe at lower gross profit margins and lower Yen and Euro hedge gains compared to the same period in the prior year.

     Operating Expenses

     Research and development as a percentage of net sales was 5.5 percent for the three-month period ended March 31, 2003 compared to 6.0 percent for the comparable 2002 period. Research and development increased to $21.4 million from $19.1 million. Research and development costs as a percentage of sales were less than the Company’s stated target of approximately 6 percent of sales due to higher net sales. The Company has many active projects underway focused on areas of strategic significance, including MIS and the opening of the Zimmer Institute, innovative materials such as Trabecular Metal and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has more than twenty active, major, new product development projects with the majority expected to be released in 2003. In addition, more than ten new projects have been added in the quarter. Selling, general and administrative expense as a percentage of net sales was 38.4 percent for the three month period ended March 31, 2003 compared to 41.0 percent for the comparable reported 2002 period. The change in accounting principle for instruments resulted in a $4.2 million, or 1.1 percent of net sales, decrease in expense in the first quarter of 2003. In addition, the improvement in the expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network. This was partially offset by the continued investments in various strategic initiatives including MIS, direct-to-consumer advertising, training and medical education.

     Earnings

     Operating profit for the three month period ended March 31, 2003 increased 38 percent to $122.0 million from $88.3 million in the comparable 2002 period. Operating profit increased due primarily to improved gross profit margin, operating expenses growing at a slower rate than sales and a decrease of $4.2 million of selling, general and administrative expenses related to the change in accounting principle for instruments.

     The effective tax rate on earnings before taxes decreased to 33.5 percent for the three month period ended March 31, 2003 from 35.5 percent in the same period in 2002 The decrease is due to the implementation of certain business strategies during 2002 which resulted in reducing taxes in certain jurisdictions and expanded operations in Puerto Rico.

     Net earnings increased 148 percent to $135.3 million for the three month period ended March 31, 2003 compared to $54.6 million in the comparable 2002 period. Net earnings include a one time, non-cash cumulative effect of change in accounting principle gain of $55.1 million (net of tax) which was the result of capitalizing instruments in service at January 1, 2003 which, under the Company’s former accounting method, had been expensed. Net earnings before the cumulative effect of a change in accounting principle increased 47 percent to $80.2 million versus $54.6 million for the prior year, due to strong sales growth, improved gross profit margin, leveraged operating expenses, a lower effective tax rate and the period effect of the change in accounting principle. Basic and diluted earnings per share for the three month period ended March 31, 2003 increased to $0.69 and $0.68, respectively. Basic and diluted earnings per share before cumulative effect of change in accounting principle both increased 46 percent to $0.41 from $0.28 in the comparable 2002 period.

     Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the three months ended March 31, 2003 and 2002:

Percent of net sales

	Three Months Ended March 31,

	2003	2002

Americas	50.7%	47.8%
Asia Pacific	46.9	44.6
Europe	26.3	23.5

     Operating profit for the Americas as a percentage of net sales increased to 50.7 percent for the three month period ended March 31, 2003, as compared with 47.8 percent for the same period in 2002, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices, lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network and the favorable impact of the change in accounting principle for instruments. The increase was partially offset by increases in expenses related to new product launches and investments in MIS initiatives.

     Operating profit for Asia Pacific as a percentage of net sales increased to 46.9 percent for the three month period ended March 31, 2003 as compared with 44.6 percent for the same period in 2002. Asia Pacific operating profit margin improved due to lower selling, general and administrative expenses as a percent of sales in Japan as a result of a sales force and distributor reorganization, partially offset by lower gross profit margins as a result of lower Yen hedge gains compared to the same period in the prior year.

     Operating profit for Europe as a percentage of net sales increased to 26.3 percent for the three month period ended March 31, 2003 as compared with 23.5 percent for the same period in 2002, due to improved gross profit margins reflecting higher average selling prices and favorable product and country mix, leveraged growth in selling, general and administrative expenses and the favorable impact of the change in accounting principle for instruments.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $104.8 million for the three months ended March 31, 2003 compared to $32.5 million for the three months ended March 31, 2002. The principal source of cash was net earnings before cumulative effect of change in accounting principle of $80.2 million and non-cash charges for depreciation of $19.6 million. Non-cash charges for depreciation increased $14.1 million to $19.6 million from $5.5 million for the comparable period of 2002 reflecting the January 1, 2003 change in accounting principle for instruments.

     Working capital continues to be a key management focus. Inventory ended at 247 days, unchanged from the end of 2002 and better than the Company’s intention to operate at approximately 250 to 260 days during the strategic investment period to support new product introductions. Accounts receivable collection remained strong at 55 days, equal to the end of the first quarter 2002 and 3 days higher than the end of 2002 due to the rapid growth in Europe. Americas continued at a record 33 days, down 3 days from the comparable period in the prior year.

     Cash flows used in investing activities were $33.0 million in the three months ended March 31, 2003 compared to $8.5 million in the comparable period last year. The increase in capital expenditures in 2003 was principally due to the change in accounting principle to capitalize instruments effective January 1, 2003. The Company invested $26.7 million in instruments to support new products during the first quarter of 2003. In addition, the Company invested in additional manufacturing equipment for new products, the Zimmer Institute and computer equipment.

     Cash flows used in financing activities were $54.3 million in the three months ended March 31, 2003 compared to $21.4 million in the comparable period last year. The Company repaid $79.6 million in debt with cash generated from operating activities and received $25.3 million in proceeds from the exercise of stock options. Absent any cash requirements for strategic initiatives such as acquisitions, the Company expects to be in a net cash position by the end of the third quarter of 2003. The Company expects to maintain some debt in Japan.

     The Company has a $600 million, committed, multi-currency, revolving senior unsecured syndicated credit agreement (the “Credit Facility”) that matures July 31, 2004. Available borrowings under the Credit Facility at March 31, 2003, were $523.8 million. Borrowings under the Credit Facility may bear interest at higher or lower margins above LIBOR, based on the Company’s senior unsecured long-term debt rating and the amounts drawn under the Credit Facility.

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

Recent Accounting Pronouncements

     During the quarter ended March 31, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” without any material impact on its financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for

Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The pronouncement is not expected to have a material effect on the Company’s financial position, results of operation or cash flows.

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

Inventories – The Company must determine as of each balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K.

Instruments - Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives of approximately five years determined principally in reference to associated product life cycles. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as a selling, general and administrative expense, consistent with classification of instrument cost in prior periods.

Property, Plant and Equipment – The Company determines estimated useful lives of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

Derivative Financial Instruments – Critical aspects of the Company’s accounting policy for derivative financial instruments include conditions which require that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings as they occur. Management routinely monitors significant estimates, assumptions and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation – The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Information regarding compensation expense under the alternative method is provided in the notes to the consolidated financial statements.

Pensions and Other Postretirement Benefits — The Company’s pension and postretirement benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The most significant actuarial assumptions include the discount rate, expected rate of return on plan assets and the expected healthcare cost trend rate. Other actuarial assumptions utilized in determining pension and postretirement benefit costs include, among others, mortality rates and employee turnover rates. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in those rates during the year. The expected rate of return on plan assets and healthcare cost trend rate are based upon an evaluation of trends and experiences taking into account current and expected market conditions.

A twenty-five basis point change in the discount rate or the expected rate of return on plan assets would not have a material impact on the Company’s financial position, results of operations or cash flows. A reasonable change in the other actuarial assumptions would not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes — The Company estimates income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on the Company’s ability to generate future taxable income sufficient to realize the benefits. The Company evaluates deferred tax assets on an ongoing basis and provides valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

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

Forward Looking Statements

     This quarterly report contains forward-looking statements based on current expectations, estimates, forecasts and projections about the orthopaedics industry, management’s beliefs and assumptions made by management. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, our ability to successfully integrate acquired companies, control of costs and expenses, our ability to form and implement alliances, international growth, U.S. and foreign government regulation, product liability and intellectual property litigation losses, reimbursement levels from third-party payors, general industry and market conditions and growth rates and general domestic and international economic contidions including interest rate and currency exchange rate fluctuations. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the evaluation date. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Part II – Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 10 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

          (a) Exhibits.

               The following documents are filed as exhibits to this report:

10.1	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Proxy Statement filed with the Commission on March 24, 2003).

18	Independent Accountants’ Preferability Letter

99.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K.

               There were no reports on Form 8-K filed during the current period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC

(Registrant)

Date: May 13, 2003	By:	/s/ Sam R. Leno Sam R. Leno Senior Vice President and Chief Financial Officer

Date: May 13, 2003	By:	/s/ James T. Crines James T. Crines Vice President, Controller

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, J. Raymond Elliott, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zimmer Holdings, Inc;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ J. Raymond Elliott

J. Raymond Elliott
Chairman of the Board, President and
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Zimmer Holdings, Inc. (the “Company”) and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 13, 2003

/s/ Sam R. Leno

Sam R. Leno
Senior Vice President and
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Zimmer Holdings, Inc. (the “Company”) and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.