Form 10-Q
period 2003-06-30
ZIMMER HOLDINGS INC
filed 2003-08-08
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

At July 31, 2003, there were 196,912,525 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q

June 30, 2003

Page
Part I — Financial Information
Item 1.
Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2003 and 2002	3
Consolidated Balance Sheets — June 30, 2003 and December 31, 2002	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	5
Notes to Interim Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.
Controls and Procedures	24
Part II — Other Information
There is no information required to be reported under any items except those indicated below
Item 1.
Legal Proceedings	25
Item 4.
Submission of Matters to a Vote of Security Holders	25
Item 6.
Exhibits and Reports on Form 8-K	26
Signatures	27

Part I — Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Sales	$411.1	$345.6	$801.2	$664.7
Cost of products sold	98.4	85.2	195.3	166.0

Gross Profit	312.7	260.4	605.9	498.7

Research and development	22.7	19.2	44.1	38.3
Selling, general and administrative	155.3	137.8	305.1	268.7

Operating expenses	178.0	157.0	349.2	307.0

Operating Profit	134.7	103.4	256.7	191.7
Interest expense	0.9	3.3	2.3	6.9

Earnings before income taxes and cumulative effect of change in accounting principle	133.8	100.1	254.4	184.8
Provision for income taxes	44.8	34.2	85.2	64.3

Earnings before cumulative effect of change in accounting principle	89.0	65.9	169.2	120.5
Cumulative effect of change in accounting principle, net of tax	—	—	55.1	—

Net Earnings	$89.0	$65.9	$224.3	$120.5

Earnings Per Common Share — Basic
Earnings before cumulative effect of change in accounting principle	$0.45	$0.34	$0.86	$0.62
Cumulative effect of change in accounting principle, net of tax	—	—	0.28	—

Earnings Per Common Share — Basic	$0.45	$0.34	$1.14	$0.62

Earnings Per Common Share — Diluted
Earnings before cumulative effect of change in accounting principle	$0.45	$0.34	$0.85	$0.62
Cumulative effect of change in accounting principle, net of tax	—	—	0.28	—

Earnings Per Common Share — Diluted	$0.45	$0.34	$1.13	$0.62

Pro Forma Amounts Assuming the New Accounting Principle is Applied Retroactively
Net Earnings	$89.0	$67.2	$169.2	$123.4
Earnings Per Common Share — Basic	$0.45	$0.35	$0.86	$0.64
Earnings Per Common Share — Diluted	$0.45	$0.34	$0.85	$0.63
Weighted Average Common Shares Outstanding
Basic	196.5	194.3	196.1	194.1
Diluted	199.1	196.0	198.7	195.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$115.0	$15.7
Accounts receivable, less allowance for doubtful accounts	259.1	214.8
Inventories, net	280.8	257.6
Prepaid expenses	33.1	71.7
Deferred income taxes	66.8	52.6

Total Current Assets	754.8	612.4
Property, Plant and Equipment, net	319.9	157.8
Deferred Income Taxes	34.7	70.1
Other Assets	21.5	18.6
Goodwill	11.9	—

Total Assets	$1,142.8	$858.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67.9	$59.8
Income taxes payable	63.3	19.5
Other current liabilities	191.0	164.8
Short-term debt	76.0	156.7

Total Current Liabilities	398.2	400.8
Other Long-term Liabilities	96.4	91.8

Total Liabilities	494.6	492.6

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 196.7 in 2003 and 195.2 in 2002 issued and outstanding	2.0	2.0
Paid-in capital	86.7	36.9
Retained earnings	537.7	313.4
Accumulated other comprehensive income	21.8	14.0

Total Stockholders’ Equity	648.2	366.3

Total Liabilities and Stockholders’ Equity	$1,142.8	$858.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Six Months
	Ended June 30,

	2003	2002

Cash flows provided by (used in) operating activities:
Net earnings	$224.3	$120.5
Adjustments to reconcile net earnings to operating cash flows, excluding effects of acquisitions
Depreciation	41.4	12.3
Income taxes	80.5	18.7
Cumulative effect of change in accounting principle	(89.1)	—
Receivables	(38.5)	(31.7)
Inventories	(18.1)	(41.5)
Accounts payable and accrued expenses	27.6	(3.8)
Other assets and liabilities	(1.2)	7.1

Net cash provided by operating activities	226.9	81.6

Cash flows used in investing activities:
Additions to instruments	(51.2)	—
Additions to other property, plant and equipment	(13.5)	(15.0)
Investments in other assets	(14.8)	(2.0)

Net cash used in investing activities	(79.5)	(17.0)

Cash flows provided by (used in) financing activities:
Repayments of borrowings, net	(82.3)	(56.5)
Proceeds from exercise of stock options	33.4	7.6
Net decrease in due to/from former parent	—	(8.9)

Net cash used in financing activities	(48.9)	(57.8)

Effect of exchange rates on cash and equivalents	0.8	1.2

Increase in cash and equivalents	99.3	8.0
Cash and equivalents, beginning of year	15.7	18.4

Cash and equivalents, end of period	$115.0	$26.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2002 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six months ended June 30, 2002 have been reclassified to conform to the current year presentation.

2. Centerpulse AG and InCentive Capital AG Exchange Offers

     On June 19, 2003, the Company commenced an offer to exchange 3.68 shares of its common stock plus CHF 120 in cash for each outstanding registered share of Centerpulse AG (including registered shares represented by Centerpulse American depositary receipts) and also offered to acquire, pursuant to a parallel exchange offer, all of the outstanding share capital of InCentive Capital AG, which beneficially owns approximately 18.9 percent of the outstanding registered shares of Centerpulse AG (collectively, the “Exchange Offers”). Centerpulse is a global medical technology company, with corporate headquarters in Zurich, Switzerland, serving the reconstructive joint, spinal and dental implant markets and InCentive Capital AG is an investment company domiciled in Zug, Switzerland. The Company has filed registration statements on Form S-4 with the U.S. Securities and Exchange Commission detailing the terms of the Exchange Offers.

     As of June 30, 2003, the Company incurred total costs of $21.8 million related to the Exchange Offers. Direct acquisition costs, consisting primarily of professional fees, and financing fees represent $20.3 million of the total and have been capitalized within prepaid expenses in anticipation of a successful consummation of the Exchange Offers. Indirect acquisition costs represent $1.5 million of the total and have been expensed and classified as selling, general and administrative expense. If the Exchange Offers are not successful, the $20.3 million of direct acquisition costs and financing fees capitalized as of June 30, 2003, as well as any additional similar costs incurred after June 30, 2003, will be expensed in the quarter when and if it becomes apparent that the Exchange Offers will not be successful.

     The Company’s $1.75 billion of credit facilities will be used to finance the cash component of the acquisition. See the Company’s registration statements on Form S-4 for a detailed description of the credit facilities.

3. Product Line Acquisition

     On June 25, 2003, the Company acquired the TransFx™ External Fixation System product line from Immedica, Inc. for $14.8 million, which has been allocated primarily to goodwill and technology based intangible assets. The Company has sold the TransFx product line since early 2001 under a distribution agreement with Immedica.

4. Change in Accounting Principle

     Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives of approximately five years. In accordance with SFAS No. 144, the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as selling, general and administrative expense, consistent with the classification of instrument cost in periods prior to January 1, 2003.

     Prior to January 1, 2003, undeployed instruments were carried as a prepaid expense at cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service. The new method of accounting for instruments was adopted to recognize the cost of these important assets of the Company’s business within the consolidated balance sheet and meaningfully allocate the cost of these assets over the periods benefited, typically five years.

     The effect of the change during the three months ended June 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $3.7 million, or $0.02 per diluted share. The effect of the change during the six months ended June 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $6.5 million, or $0.03 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the six months ended June 30, 2003. The pro forma amounts shown on the consolidated statement of earnings have been adjusted for the effect of the retroactive application on depreciation and related income taxes.

5. Stock Compensation

     At June 30, 2003, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Net earnings, as reported	$89.0	$65.9	$224.3	$120.5
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.5)	(3.1)	(7.0)	(6.3)

Pro forma net earnings	$85.5	$62.8	$217.3	$114.2

Earnings per share:
Basic — as reported	$0.45	$0.34	$1.14	$0.62
Basic — pro forma	0.44	0.32	1.11	0.59
Diluted — as reported	0.45	0.34	1.13	0.62
Diluted — pro forma	0.43	0.32	1.09	0.58

6. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(in millions)
Net Earnings	$89.0	$65.9	$224.3	$120.5
Other Comprehensive Income (Loss):
Foreign currency translation	11.4	10.5	12.4	8.3
Unrealized foreign currency hedge gains (losses), net of tax	(7.6)	(8.8)	(3.8)	(8.9)
Reclassifications	1.8	(1.1)	(0.8)	(3.2)

Total Other Comprehensive Income (Loss)	5.6	0.6	7.8	(3.8)

Comprehensive Income	$94.6	$66.5	$232.1	$116.7

7. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

		(in millions)
Basic average common shares outstanding	196.5	194.3	196.1	194.1
Effect of dilutive securities	2.6	1.7	2.6	1.8

Diluted average common shares outstanding	199.1	196.0	198.7	195.9

     There were no anti-dilutive securities outstanding at June 30, 2003 or 2002.

8. Inventories

	June 30,	December 31,
	2003	2002

	(in millions)
Finished goods	$225.3	$206.7
Raw materials and work in progress	55.5	50.9

Inventories, net	$280.8	$257.6

9. Property, Plant and Equipment

	June 30,	December 31,
	2003	2002

	(in millions)
Land	$8.2	$8.2
Buildings and equipment	369.8	354.4
Instruments	301.2	—
Construction in progress	10.9	13.3

	690.1	375.9
Accumulated depreciation	(370.2)	(218.1)

Property, plant and equipment, net	$319.9	$157.8

10. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The fair value of outstanding derivative instruments recorded on the balance sheet at June 30, 2003, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $21.1 million, or $13.1 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years; $14.1 million, or $8.7 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

11. Segment Information

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$273.7	$233.9	$143.5	$112.9
Asia Pacific	76.0	68.8	33.8	30.4
Europe	61.4	42.9	19.4	10.3

Total	$411.1	$345.6

Global operations and corporate expenses			(62.0)	(50.2)

Operating profit			$134.7	$103.4

	Net Sales		Operating Profit

	Six Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$539.8	$458.2	$278.5	$220.1
Asia Pacific	146.0	126.6	66.6	56.2
Europe	115.4	79.9	33.6	19.0

Total	$801.2	$664.7

Global operations and corporate expenses			(122.0)	(103.6)

Operating profit			$256.7	$191.7

Product category net sales are as follows (in millions):

	Net Sales		Net Sales

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Reconstructive implants	$326.6	$268.2	$636.5	$513.3
Trauma	35.7	33.2	71.5	65.8
Orthopaedic surgical products	48.8	44.2	93.2	85.6

Total	$411.1	$345.6	$801.2	$664.7

12. Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants and trauma products. Orthopaedic reconstructive implants restore joint function lost due to disease, deformity or trauma in joints such as knees, hips, shoulders and elbows. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets other products relating to orthopaedic surgery. With operations in 20 countries and products marketed in more than 70 countries, operations are managed through three geographic regions — the Americas, Asia Pacific and Europe. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

     On June 19, 2003, the Company commenced parallel exchange offers for all of the outstanding share capital of each of Centerpulse AG, a global medical technology company with corporate headquarters in Zurich, Switzerland, and InCentive Capital AG, an investment company domiciled in Zug, Switzerland, which beneficially owns approximately 18.9 percent of the outstanding registered shares of Centerpulse AG, as described in Note 2 to the unaudited financial statements included in this report.

Second Quarter Results of Operations

Net Sales

     Net sales for the three month period ended June 30, 2003 increased 19 percent to $411.1 million from $345.6 million for the comparable 2002 period. Sales growth reflected the continued strong demand for reconstructive implants, favorable demographics, continued pricing improvements in the Americas and Europe, new product launches and strong results in the Americas and Europe segments. This increase was comprised of an 11 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 5 percent increase due to foreign exchange rate fluctuations.

     Net sales in the Americas increased 17 percent to $273.7 million in the three months ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices. Reconstructive implant sales increased 20 percent. Knee sales increased 22 percent led by growth in sales of the NexGen® Legacy® Posterior Stabilized Knee, including the Flex Knee, the NexGen Trabecular Metal™ Technology tibial components, the NexGen Cruciate Retaining knee with Prolong™ Highly Crosslinked Polyethylene and the NexGen Rotating Hinge Knee. Hip sales increased 19 percent, driven by continued conversion to porous stems including significant growth of the VerSys® Hip System Fiber Metal Taper stem, which is often used in Minimally Invasive Solutions™ (“MIS”) hip replacement procedures; Trabecular Metal acetabular cups; and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Highly Crosslinked Polyethylene Liners. Trauma product sales increased 5 percent in the quarter in large part due to increased sales of the new ITST™ Intertrochanteric/Subtrochanteric Fixation system, the Zimmer® Periarticular Plating System and Zimmer Plates and Screws.

     Net sales in Asia Pacific increased 11 percent to $76.0 million in the three month period ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 2 percent increase due to incremental volume and changes in the mix of product sales, a 9 percent increase due to foreign exchange rate fluctuations and a negligible decrease in average selling price. The Company believes Asia Pacific sales during the quarter were negatively affected by 5 percent, or approximately $3 million, due to cancelled surgeries related to the SARS epidemic, but expects to recover the reduced revenue during the balance of the year. Sales in Asia Pacific were also negatively impacted by reimbursement price cuts for implants in Korea and Taiwan. Reconstructive implant sales increased 12 percent (increased 3 percent constant currency), reflecting strong, double-digit constant currency growth in Australia, New Zealand, and China, and knee growth in Japan. Knee sales increased 15 percent (increased 6 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex Knee, NexGen Trabecular Metal Technology tibial components and the NexGen Cruciate Retaining Knee. Hip sales increased 9 percent (increased 1 percent constant currency) driven primarily by continued increased sales of porous stems as well as sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales increased 5 percent (decreased 2 percent constant currency) with the Zimmer Periarticular Plating System and Zimmer Plates and Screws exhibiting solid growth, which was offset by sales declines in M/DN® Intramedullary Fixation and compression hip screws.

     Net sales in Europe grew 43 percent to $61.4 million in the three month period ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 19 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 21 percent increase due to foreign exchange rate fluctuations. Reconstructive implant sales increased 42 percent (increased 21 percent constant currency), with 11 of the 16 Zimmer European markets exceeding 20 percent constant currency growth. Knee sales increased 40 percent (increased 18 percent constant currency) driven by strong sales of the NexGen Legacy System of knee prosthesis, the NexGen Cruciate Retaining Knee, NexGen Trabecular Metal tibial components, and the NexGen Rotating Hinge Knee. Hip sales increased 45 percent (increased 25 percent constant currency) supported by increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners, strong sales of porous hips including the VerSys system taper stems, and Trabecular Metal Technology Cups. Trauma product sales for the quarter increased 40 percent (18 percent constant currency), including strong sales growth of Zimmer Periarticular Plating System, Herbert™ Bone Screws and Trabecular Metal Technology Avascular Necrosis (AVN) rods.

     Overall, worldwide sales of reconstructive implants grew 22 percent (increased 17 percent constant currency) in the three month period ended June 30, 2003 to $326.6 million compared to $268.2 million during the 2002 three month period. Knee sales increased 24 percent (increased 18 percent constant currency) in the three month period ended June 30, 2003 to $183.2 million compared to $148.3 million during the 2002 three month period. Hip sales increased 19 percent (increased 15 percent constant currency) in the three month period ended June 30, 2003 to $132.8 million compared to $111.3 million during the 2002 three month period. Sales of trauma products increased 8 percent (increased 4 percent constant currency) over the prior year to $35.7 million. Sales of orthopaedic surgical products increased 10 percent (increased 7 percent constant currency) over the prior year to $48.8 million.

     Gross Profit

     Gross profit as a percentage of net sales was 76.1 percent for the three month period ended June 30, 2003 compared to 75.3 percent in the comparable 2002 period. The increase in gross margin is principally due to the increases in average selling prices in the Americas and Europe, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements. These favorable effects were partially offset by strong sales growth in Europe at lower gross profit margins and net Yen and Euro hedge losses compared to net hedge gains in the same prior year period.

     Operating Expenses

     Research and development as a percentage of net sales was 5.5 percent for the three month period ended June 30, 2003 compared to 5.6 percent for the comparable 2002 period. Research and development increased 18 percent to $22.7 million from $19.2 million. The Company has many active projects underway focused on areas of strategic significance, including MIS, innovative materials such as Trabecular Metal and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has more than thirty active, major, new product development projects, twelve of which were added in the quarter, with the majority expected to be released in 2003 and 2004. Selling, general and administrative expense as a percentage of net sales was 37.8 percent for the three month period ended June 30, 2003 compared to 39.9 percent (39.2 percent assuming the change in accounting principle for instruments is applied retroactively) for the comparable 2002 period. The Company recognized charges of $1.5 million, or 0.4 percent of net sales, in selling, general and administrative expense, relating to the Centerpulse exchange offers. The improvement in the expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network and leveraged general and administrative expenses, which increased 2.8 percent while net sales increased 19 percent over the same period in 2002. This was partially offset by higher instrument placements and other promotional activities associated with product launches; the continued investments in various strategic initiatives including MIS, direct-to-consumer advertising, training and medical education.

     Earnings

     Operating profit for the three month period ended June 30, 2003 increased 30 percent to $134.7 million from $103.4 million in the comparable 2002 period. Operating profit increased due primarily to sales growth, improved gross profit margin and operating expenses growing at a slower rate than sales.

     The effective tax rate on earnings before taxes decreased to 33.5 percent for the three month period ended June 30, 2003 from 34.2 percent in the same period in 2002. The decrease is due to the implementation of certain business strategies which resulted in reducing taxes in certain jurisdictions in 2003 and expanded operations in Puerto Rico.

     Net earnings increased 35 percent to $89.0 million for the three month period ended June 30, 2003 compared to $65.9 million in the comparable 2002 period due primarily to sales growth, improved gross profit margin, leveraged operating expenses, lower interest expense and a lower effective tax rate. Basic and diluted earnings per share for the three month period ended June 30, 2003 increased 32 percent to $0.45 from $0.34 in the comparable 2002 period.

     Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the three months ended June 30, 2003 and 2002:

Percent of net sales

	Three Months Ended June 30,

	2003	2002

Americas	52.4%	48.3%
Asia Pacific	44.5	44.2
Europe	31.6	24.0

     Operating profit for the Americas as a percentage of net sales increased to 52.4 percent for the three month period ended June 30, 2003, as compared with 48.3 percent for the same period in 2002, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices, lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network and the favorable impact of the change in accounting principle for instruments. The increase was partially offset by increases in instrument and other promotional expenses related to new product launches and investments in MIS initiatives.

     Operating profit for Asia Pacific as a percentage of net sales increased to 44.5 percent for the three month period ended June 30, 2003 as compared with 44.2 percent for the same period in 2002. Asia Pacific operating profit margin improved due to the favorable effects of increased sales of higher margin products and lower selling, general and administrative expenses as a percent of sales in Japan as a result of reductions in sales overhead costs, partially offset by Yen hedge losses compared with Yen hedge gains in the same prior year period.

     Operating profit for Europe as a percentage of net sales increased to 31.6 percent for the three month period ended June 30, 2003 as compared with 24.0 percent for the same period in 2002, principally due to improved gross profit margins to over 70 percent reflecting higher average selling prices and favorable product and country mix, leveraged growth in selling, general and administrative expenses and the favorable impact of the change in accounting principle for instruments, partially offset by higher Euro hedge losses compared to the same period in the prior year.

Six Months Results of Operations

Net Sales

     Net sales for the six month period ended June 30, 2003 increased 21 percent to $801.2 million from $664.7 million for the comparable 2002 period. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 5 percent increase due to foreign exchange rate fluctuations.

     Net sales in the Americas increased 18 percent to $539.8 million in the six months ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices.

     Net sales in Asia Pacific increased 15 percent to $146.0 million in the six month period ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 5 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices, and a 9 percent increase due to foreign exchange rate fluctuations.

     Net sales in Europe grew 44 percent to $115.4 million in the six month period ended June 30, 2003 compared to the same period in 2002. This increase was comprised of a 21 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 20 percent increase due to foreign exchange rate fluctuations.

     Overall, worldwide sales of reconstructive implants grew 24 percent (increased 19 percent constant currency) in the six month period ended June 30, 2003 to $636.5 million compared to $513.3 million during the 2002 six month period. Knee sales increased 26 percent (increased 20 percent constant currency) in the six month period ended June 30, 2003 to $356.4 million compared to $283.9 million during the 2002 six month period. Hip sales increased 22 percent (increased 18 percent constant currency) in the six month period ended June 30, 2003 to $259.5 million compared to $212.4 million during the 2002 six month period. Sales of trauma products increased 9 percent (increased 5 percent constant currency) over the prior year to $71.5 million. Sales of orthopaedic surgical products increased 9 percent (increased 6 percent constant currency) over the prior year to $93.2 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.6 percent for the six month period ended June 30, 2003 compared to 75.0 percent in the comparable 2002 period. The increase in gross margin is principally due to the increases in average selling prices realized in all geographic segments, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements. These favorable effects were partially offset by strong sales growth in Europe at lower gross profit margins and net Yen and Euro hedge losses compared to net hedge gains in the same prior year period.

     Operating Expenses

     Research and development as a percentage of net sales was 5.5 percent for the six month period ended June 30, 2003 compared to 5.8 percent for the comparable 2002 period. Research and development increased to $44.1 million from $38.3 million. Selling, general and administrative expense as a percentage of net sales was 38.1 percent for the six month period ended June 30, 2003 compared to 40.4 percent (39.7 percent assuming the change in accounting principle for instruments is applied retroactively) for the comparable 2002 period. In addition, the Company recognized charges of $1.5 million, or 0.2 percent of net sales, in selling, general and administrative expenses, relating to the Centerpulse exchange offers.

     Earnings

     Operating profit for the six month period ended June 30, 2003 increased 34 percent to $256.7 million from $191.7 million in the comparable 2002 period. Operating profit increased due primarily to sales growth, improved gross profit margin and operating expenses growing at a slower rate than sales.

     The effective tax rate on earnings before taxes decreased to 33.5 percent for the six month period ended June 30, 2003 from 34.8 percent in the same period in 2002. The decrease is due to the implementation of certain business strategies which resulted in reducing taxes in certain jurisdictions during 2003 and expanded operations in Puerto Rico.

     Net earnings increased 86 percent to $224.3 million for the six month period ended June 30, 2003 compared to $120.5 million in the comparable 2002 period. Net earnings include a one time, non-cash cumulative effect of change in accounting principle gain of $55.1 million (net of tax) which was the result of capitalizing instruments in service at January 1, 2003 which, under the Company’s former accounting method, had been expensed. Net earnings before the cumulative effect of a change in accounting principle increased 40 percent to $169.2 million compared to $120.5 million for the prior year, due primarily to strong sales growth, improved gross profit margin, leveraged operating expenses, lower interest expense and a lower effective tax rate. Basic and diluted earnings per share for the six month period ended June 30, 2003 increased to $1.14 and $1.13, respectively. Basic and diluted earnings per share before cumulative effect of change in accounting principle increased 39 percent and 37 percent, to $0.86 and $0.85, respectively, from the comparable 2002 period.

     Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the six months ended June 30, 2003 and 2002:

Percent of net sales

	Six Months Ended June 30,

	2003	2002

Americas	51.6%	48.0%
Asia Pacific	45.6	44.4
Europe	29.1	23.8

     Operating profit for the Americas as a percentage of net sales increased to 51.6 percent for the six month period ended June 30, 2003, as compared with 48.0 percent for the same period in 2002, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices, lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network and the favorable impact of the change in accounting principle for instruments. The increase was partially offset by increases in instrument and other promotional expenses related to new product launches and investments in MIS initiatives.

     Operating profit for Asia Pacific as a percentage of net sales increased to 45.6 percent for the six month period ended June 30, 2003 as compared with 44.4 percent for the same period in 2002. Asia Pacific operating profit margin improved due to the favorable effects of increased sales of higher margin products, lower selling, general and administrative expenses as a percent of sales in Japan as a result of reductions in sales overhead costs, partially offset by Yen hedge losses compared with Yen hedge gains in the same period in the prior year period.

     Operating profit for Europe as a percentage of net sales increased to 29.1 percent for the six month period ended June 30, 2003 as compared with 23.8 percent for the same period in 2002, due to improved gross profit margins reflecting higher average selling prices and favorable product and country mix, leveraged growth in selling, general and administrative expenses and the favorable impact of the change in accounting principle for instruments; partially offset by higher Euro hedge losses compared to the same period in the prior year.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $226.9 million for the six months ended June 30, 2003 compared to $81.6 million for the six months ended June 30, 2002. The principal source of cash was net earnings before cumulative effect of change in accounting principle of $169.2 million and non-cash charges for depreciation of $41.4 million. Non-cash charges for depreciation increased $29.1 million to $41.4 million from $12.3 million for the comparable period of 2002 reflecting the January 1, 2003 change in accounting principle for instruments. Operating cash flows include outflows of $4.7 million related to the Centerpulse exchange offers.

     Working capital continues to be a key management focus. Inventory ended at 257 days in line with the Company’s intention to operate at approximately 250 to 260 days to support new product introductions. Accounts receivable collection remained strong at 57 days, equal to the end of the second quarter 2002 and 5 days higher than the end of 2002. The increase from the end of 2002 was due to the rapid growth in Europe which has longer terms and the negative impact of foreign exchange as a result of the continual weakening of the U.S. dollar. Americas continued at a record 33 days, down 2 days from the comparable period in the prior year.

     Cash flows used in investing activities were $79.5 million in the six months ended June 30, 2003 compared to $17.0 million in the comparable period last year. The increase in capital expenditures in 2003 was principally due to the change in accounting principle to capitalize instruments effective January 1, 2003. The Company invested $51.2 million in instruments to support sales growth, new product launches and MIS procedures during the first six months of 2003. During June 2003, the Company acquired the TransFx™ External Fixation System product line from Immedica, Inc. In addition, the Company invested in additional manufacturing equipment for new products, the Zimmer Institute and computer equipment.

     Cash flows used in financing activities were $48.9 million in the six months ended June 30, 2003 compared to $57.8 million in the comparable period last year. The Company repaid $82.3 million in debt with cash generated from operating activities and received $33.4 million in proceeds from the exercise of stock options.

     The Company has a $600 million, committed, multi-currency, revolving senior unsecured syndicated credit agreement (the “Credit Facility”) that matures July 31, 2004. Available borrowings under the Credit Facility at June 30, 2003, were $524.0 million. The Company was in a net cash position at June 30, 2003. Borrowings under the Credit Facility may bear interest at higher or lower margins above LIBOR, based on the Company’s senior unsecured long-term debt rating and the amounts drawn under the Credit Facility.

     In connection with the Centerpulse exchange offers, the Company has entered into the following financing arrangements which are contingent upon successful consummation of the exchange offers: (i) $400 million 364-day revolving credit facility, (ii) $800 million three-year revolving credit facility and (iii) $550 million five-year term loan facility, (collectively, the “Senior Credit Facilities”).

     Upon termination of the 364-day revolving facility, the Company may convert the outstanding balance to a term loan repayable in a single payment one year after the termination date of the 364-day facility. The lenders’ commitments under the three-year facility expire on the third anniversary of the signing. The five-year term facility amortizes in equal quarterly installments in aggregate annual amounts equal to $50 million, $150 million and $350 million, payable in the third, fourth and fifth years of the term, respectively. There is no prepayment penalty included in the five-year term facility. The revolving facilities have a multi-currency option of up to an aggregate principal amount of $350 million.

     The proceeds of the Senior Credit Facilities will be used to finance the cash component of the Centerpulse exchange offers, refinance the existing debt of both the Company and Centerpulse, acquire cash at InCentive Capital (after its divestiture of assets other than Centerpulse shares) and pay transaction costs. Thereafter, proceeds may be used for working capital and other general corporate purposes.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facilities. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term debt rating and the amounts drawn under the Senior Credit Facilities. The Senior Credit Facilities contain customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. Commitments under the Senior Credit Facilities are subject to certain fees, including a facility and a utilization fee.

     Management believes that cash flows from operating activities, together with available borrowings under the Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The Company’s ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the separation from its former parent. Under the tax sharing agreement with its former parent, the Company is required to indemnify its former parent if any Company actions cause tax to be imposed under Section 355(e) of the Internal Revenue Code.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity; therefore, the adoption of this pronouncement will have no impact on the Company’s financial position, results of operations or cash flows.

Critical Accounting Policies

     The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which, in some cases, require management’s judgment are discussed below.

Revenue Recognition - A significant portion of the Company’s revenue is recognized for field based product upon notification that the product has been implanted or used. For all other transactions, the Company recognizes revenue when title is passed to customers, generally upon shipment. Estimated returns and allowances are recorded as a reduction of sales when the revenue is recognized.

Inventories - The Company must determine as of each balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K.

Instruments - Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives of approximately five years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as a selling, general and administrative expense.

Property, Plant and Equipment - The Company determines estimated useful lives of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate. In accordance with SFAS No. 144, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

Derivative Financial Instruments - Critical aspects of the Company’s accounting policy for derivative financial instruments include conditions which require that significant terms of a hedging instrument are essentially the same as the hedged forecasted transaction. Another important element of the policy demands that formal documentation be maintained as required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Failure to comply with these conditions would result in a requirement to recognize changes in market value of hedge instruments in earnings as they occur. Management routinely monitors significant estimates, assumptions and judgments associated with derivative instruments, and compliance with formal documentation requirements.

Stock Compensation - The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Information regarding compensation expense under the alternative method is provided in the notes to the consolidated financial statements.

Pensions and Other Postretirement Benefits - The Company’s pension and postretirement benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The most significant actuarial assumptions include the discount rate, expected rate of return on plan assets and the expected healthcare cost trend rate. Other actuarial assumptions utilized in determining pension and postretirement benefit costs include, among others, mortality rates and employee turnover rates. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in those rates during the year. The expected rate of return on plan assets and healthcare cost trend rate are based upon an evaluation of trends and experiences taking into account current and expected market conditions.

A twenty-five basis point change in the discount rate or the expected rate of return on plan assets would not have a material impact on the Company’s financial position, results of operations or cash flows. A reasonable change in the other actuarial assumptions would not have a material impact on the Company’s financial position, results of operations or cash flows.

Income Taxes - The Company estimates income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on the Company’s ability to generate future taxable income sufficient to realize the benefits. The Company evaluates deferred tax assets on an ongoing basis and provides valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

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

Forward Looking Statements

     Statements considered in this quarterly report may constitute forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the orthopaedics industry, management’s beliefs and assumptions made by management. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, our ability to successfully integrate acquired companies, control of costs and expenses, our ability to form and implement alliances, international growth, U.S. and foreign government regulation, product liability and intellectual property litigation losses, reimbursement levels from third-party payors, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. For a further list and description of such risks and uncertainties, see the reports filed by the Company with the Securities and Exchange Commission. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2003. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 12 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 13, 2003. The matters submitted to the stockholders for a vote included:

•	the election of one director to the Board of Directors;

•	the approval of the Zimmer Holdings, Inc. 2001 Stock Incentive Plan;

•	the approval of the Zimmer Holdings, Inc. Executive Performance Incentive Plan;

•	the approval of a proposed amendment to the Zimmer Holdings, Inc. TeamShare Stock Option Plan;

•	a stockholder proposal relating to poison pills; and

•	a stockholder proposal relating to the expensing of stock options.

     The following table sets forth the results of voting on these matters:

		Number of	Number of
		Votes	ABSTENTIONS
	Number of	AGAINST or	and BROKER
Matter	Votes FOR	WITHHELD	NON-VOTES

Election of Dr. Augustus A. White, III as Director	162,322,276	8,341,404	0
Approval of 2001 Stock Incentive Plan	132,389,240	36,410,183	1,864,257
Approval of Executive Performance Incentive Plan	156,471,069	12,340,846	1,851,765
Approval of proposed amendment to TeamShare Stock Option Plan	132,340,832	36,323,395	1,999,453
Stockholder proposal relating to poison pills	101,296,448	42,857,185	26,510,047
Stockholder proposal relating to the expensing of stock options	66,955,687	75,434,136	28,273,857

     Following are the directors, other than the director elected at the annual meeting, whose terms of office as directors continued after the annual meeting: J. Raymond Elliott, Larry C. Glasscock, Regina E. Herzlinger, D.B.A. and John L. McGoldrick.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

The following documents are filed as exhibits to this report:

10.1	Zimmer Holdings, Inc. TeamShare Stock Option Plan (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement on Schedule 14A dated March 24, 2003).
10.2	Change in Control Severance Agreement with Sheryl Conley
10.3	$1,350,000,000 Revolving Credit and Term Loan Agreement among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., the borrowing subsidiaries and the lenders named therein, dated as of June 12, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-4, Registration No. 333-105561, filed June 13, 2003).
10.4	$400,000,000 364-Day Credit Agreement among Zimmer Holdings, Inc., the borrowing subsidiaries and the lenders named therein, dated as of June 12, 2003 (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-4 Registration No. 333-105561, filed June 13, 2003).
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 by the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.

On April 23, 2003, under Item 9 — Regulation FD Disclosure, the Company reported that it had issued a press release reporting its results of operations for the quarter ended March 31, 2003. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 9 and Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: August 8, 2003	By:	/s/ Sam R. Leno

Sam R. Leno
Senior Vice President and
Chief Financial Officer

Date: August 8, 2003	By:	/s/ James T. Crines

James T. Crines
Vice President, Controller