Form 10-Q
period 2003-09-30
ZIMMER HOLDINGS INC
filed 2003-11-14
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ x ] No [  ]

At October 31, 2003, there were 241,823,745 shares outstanding of the Registrant’s $0.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q

September 30, 2003

Part I — Financial Information		Page

Item 1.
	Financial Statements
	Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets — September 30, 2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.
	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.
	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.
	Controls and Procedures	24
Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.
	Legal Proceedings	25
Item 4.
	Submission of Matters to a Vote of Security Holders	25
Item 6.
	Exhibits and Reports on Form 8-K	25
Signatures		27

Part I — Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net Sales	$398.2	$337.5	$1,199.4	$1,002.2
Cost of products sold	96.8	85.1	292.1	251.1

Gross Profit	301.4	252.4	907.3	751.1

Research and development	24.4	20.6	68.5	58.9
Selling, general and administrative	146.8	133.7	450.4	402.4
Acquisition and integration	1.7	—	3.2	—

Operating expenses	172.9	154.3	522.1	461.3

Operating Profit	128.5	98.1	385.2	289.8
Interest expense	0.7	3.0	3.0	9.9

Earnings before income taxes and cumulative effect of change in accounting principle	127.8	95.1	382.2	279.9
Provision for income taxes	42.8	30.0	128.0	94.3

Earnings before cumulative effect of change in accounting principle	85.0	65.1	254.2	185.6
Cumulative effect of change in accounting principle, net of tax	—	—	55.1	—

Net Earnings	$85.0	$65.1	$309.3	$185.6

Earnings Per Common Share — Basic
Earnings before cumulative effect of change in accounting principle	$0.43	$0.33	$1.30	$0.96
Cumulative effect of change in accounting principle, net of tax	—	—	0.28	—

Earnings Per Common Share — Basic	$0.43	$0.33	$1.58	$0.96

Earnings Per Common Share — Diluted
Earnings before cumulative effect of change in accounting principle	$0.43	$0.33	$1.28	$0.95
Cumulative effect of change in accounting principle, net of tax	—	—	0.27	—

Earnings Per Common Share — Diluted	$0.43	$0.33	$1.55	$0.95

Pro Forma Amounts Assuming the New Accounting Principle is Applied Retroactively
Net Earnings	$85.0	$66.2	$254.2	$189.6
Earnings Per Common Share — Basic	$0.43	$0.34	$1.30	$0.98
Earnings Per Common Share — Diluted	$0.43	$0.34	$1.28	$0.97
Weighted Average Common Shares Outstanding
Basic	196.8	194.7	196.3	194.3
Diluted	199.6	196.5	199.1	196.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$177.0	$15.7
Accounts receivable, less allowance for doubtful accounts	254.7	214.8
Inventories, net	294.0	257.6
Prepaid expenses	21.1	71.7
Deferred income taxes	67.2	52.6

Total Current Assets	814.0	612.4
Property, Plant and Equipment, net	337.9	157.8
Deferred Income Taxes	30.2	70.1
Other Assets	50.4	18.6
Goodwill	11.9	—

Total Assets	$1,244.4	$858.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69.8	$59.8
Income taxes payable	37.1	19.5
Other current liabilities	213.5	164.8
Short-term debt	80.0	156.7

Total Current Liabilities	400.4	400.8
Other Long-term Liabilities	98.9	91.8

Total Liabilities	499.3	492.6

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 197.1 in 2003 and 195.2 in 2002 issued and outstanding	2.0	2.0
Paid-in capital	103.4	36.9
Retained earnings	622.7	313.4
Accumulated other comprehensive income	17.0	14.0

Total Stockholders’ Equity	745.1	366.3

Total Liabilities and Stockholders’ Equity	$1,244.4	$858.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Nine Months
	Ended September 30,

	2003	2002

Cash flows provided by (used in) operating activities:
Net earnings	$309.3	$185.6
Adjustments to reconcile net earnings to operating cash flows:
Depreciation	62.7	18.7
Income taxes	68.4	22.0
Cumulative effect of change in accounting principle	(89.1)	—
Receivables	(30.2)	(17.6)
Inventories	(29.0)	(57.5)
Accounts payable and accrued expenses	47.6	(6.7)
Other assets and liabilities	(13.9)	(7.5)

Net cash provided by operating activities	325.8	137.0

Cash flows used in investing activities:
Additions to instruments	(85.2)	—
Additions to other property, plant and equipment	(21.8)	(23.7)
Investments in other assets	(15.4)	(2.0)
Centerpulse acquisition costs	(3.4)	—

Net cash used in investing activities	(125.8)	(25.7)

Cash flows provided by (used in) financing activities:
Repayments of borrowings, net	(82.4)	(118.9)
Proceeds from exercise of stock options	46.4	17.9
Debt issuance costs	(2.5)	—
Equity issuance costs	(1.2)	—
Net decrease in due to/from former parent	—	(8.9)

Net cash used in financing activities	(39.7)	(109.9)

Effect of exchange rates on cash and equivalents	1.0	1.0

Increase in cash and equivalents	161.3	2.4
Cash and equivalents, beginning of year	15.7	18.4

Cash and equivalents, end of period	$177.0	$20.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2002 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine months ended September 30, 2002 have been reclassified to conform to the current year presentation.

2. Subsequent Event — Acquisition of Centerpulse AG and InCentive Capital AG

     On October 2, 2003 (the “Closing Date”), the Company announced the closing of its exchange offer for Centerpulse AG (“Centerpulse”), a leading global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Company also announced the closing of its exchange offer for InCentive Capital AG (“InCentive”), a company that beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reasons for making the Centerpulse and InCentive exchange offers (the “Exchange Offers”) were to obtain a leading position in the European orthopaedic reconstructive implant market and to obtain a platform in the fast growing spinal market. As a result of the Exchange Offers, the Company beneficially owns 98.7 percent of the issued Centerpulse shares (including the Centerpulse shares owned by InCentive) and 99.9 percent of the issued InCentive shares. Pursuant to Swiss law, the Company has initiated the compulsory acquisition process to acquire all of the outstanding shares of Centerpulse and InCentive that it does not already own, and expects to complete this process in 2004.

     The aggregate consideration paid by the Company in the Exchange Offers, excluding direct acquisition costs, was approximately $3.4 billion, consisting of approximately 44.5 million shares of Company common stock (valued at approximately $2.2 billion) and approximately $1.2 billion in cash. The Company’s $1.75 billion senior credit facility (the “Senior Credit Facility”) was used to finance the cash component of the Exchange Offers. For further information on the Senior Credit Facility, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

     The acquisition will be accounted for in the fourth quarter under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Accordingly, Centerpulse and InCentive results of operations will be included in the Company’s consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities will be recorded at their fair values in the Company’s consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill. The Company is in the process of determining the fair values of the acquired assets and assumed liabilities; accordingly, a summary of the fair values of the assets acquired and liabilities assumed as of the

Closing Date is not yet available, including the value allocated to in-process research and development which will be charged to expense as of the Closing Date.

     As of September 30, 2003, the Company had incurred costs of $31.1 million related to the Exchange Offers. Direct acquisition costs, debt issuance costs, and equity issuance costs represent $27.9 million of the total and have been capitalized and reported within Other Assets. Indirect acquisition and integration costs represent $3.2 million of the total ($1.7 million of which was incurred in the third quarter) and have been expensed as incurred.

     On July 25, 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. The Company and Centerpulse are cooperating with the Securities and Exchange Commission in this matter.

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

     Prior to January 1, 2003, undeployed instruments were carried as a prepaid expense at cost, net of allowances for obsolescence ($54.8 million, net, at December 31, 2002), and recognized in selling, general and administrative expense in the year in which the instruments were placed into service. The new method of accounting for instruments was adopted to recognize the cost of these important assets of the Company’s business within the consolidated balance sheet and meaningfully allocate the cost of these assets over the periods benefited, typically five years.

     The effect of the change during the three months ended September 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $5.8 million, or $0.03 per diluted share. The effect of the change during the nine months ended September 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $12.3 million, or $0.06 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the nine months ended September 30, 2003. The pro forma amounts shown on the consolidated statement of earnings have been adjusted for the effect of the retroactive application on depreciation and related income taxes.

5. Stock Compensation

     At September 30, 2003, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Net earnings, as reported	$85.0	$65.1	$309.3	$185.6
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3.8)	(3.2)	(10.8)	(9.5)

Pro forma net earnings	$81.2	$61.9	$298.5	$176.1

Earnings per share:
Basic — as reported	$0.43	$0.33	$1.58	$0.96
Basic — pro forma	0.41	0.32	1.52	0.91
Diluted — as reported	0.43	0.33	1.55	0.95
Diluted — pro forma	0.41	0.32	1.50	0.90

6. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

		(in millions)
Net Earnings	$85.0	$65.1	$309.3	$185.6
Other Comprehensive Income (Loss):
Foreign currency translation	3.4	—	15.8	8.3
Unrealized foreign currency hedge gains (losses), net of tax	(10.2)	2.0	(14.0)	(17.4)
Reclassifications	2.0	(0.8)	1.2	6.5

Total Other Comprehensive Income (Loss)	(4.8)	1.2	3.0	(2.6)

Comprehensive Income	$80.2	$66.3	$312.3	$183.0

7. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

		(in millions)
Basic average common shares outstanding	196.8	194.7	196.3	194.3
Effect of dilutive securities	2.8	1.8	2.8	1.9

Diluted average common shares outstanding	199.6	196.5	199.1	196.2

     There were no anti-dilutive securities outstanding at September 30, 2003 or 2002.

8. Inventories

	September 30,	December 31,
	2003	2002

	(in millions)
Finished goods	$236.2	$206.7
Raw materials and work in progress	57.8	50.9

Inventories, net	$294.0	$257.6

9. Property, Plant and Equipment

	September 30,	December 31,
	2003	2002

	(in millions)
Land	$8.4	$8.2
Buildings and equipment	375.1	354.4
Instruments	330.9	—
Construction in progress	13.9	13.3

	728.3	375.9
Accumulated depreciation	(390.4)	(218.1)

Property, plant and equipment, net	$337.9	$157.8

10. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The fair value of outstanding derivative instruments recorded on the balance sheet at September 30, 2003, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $34.4 million, or $21.3 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years; $17.0 million, or $10.5 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

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

     Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Americas	$276.1	$230.7	$142.8	$110.6
Asia Pacific	71.6	67.9	30.1	31.4
Europe	50.5	38.9	13.4	8.0

Total	$398.2	$337.5

Global operations and corporate expenses			(57.8)	(51.9)

Operating profit			$128.5	$98.1

	Net Sales		Operating Profit

	Nine Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Americas	$815.9	$688.9	$421.3	$330.7
Asia Pacific	217.6	194.5	96.7	87.6
Europe	165.9	118.8	47.0	27.0

Total	$1,199.4	$1,002.2

Global operations and corporate expenses			(179.8)	(155.5)

Operating profit			$385.2	$289.8

     Product category net sales are as follows (in millions):

	Net Sales		Net Sales

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Reconstructive implants	$312.9	$258.4	$949.4	$771.7
Trauma	36.5	33.9	108.0	99.7
Orthopaedic surgical products	48.8	45.2	142.0	130.8

Total	$398.2	$337.5	$1,199.4	$1,002.2

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

     On October 2, 2003, the Company closed its exchange offers (the “Exchange Offers”) for all of the outstanding share capital of each of Centerpulse AG (“Centerpulse”), a global medical technology company with corporate headquarters in Zurich, Switzerland, and InCentive Capital AG (“InCentive”), an investment company domiciled in Zug, Switzerland, as described in Note 2 to the unaudited financial statements included in this report. Accordingly, Centerpulse and InCentive will be included in the Company’s consolidated results of operations and financial position beginning in the fourth quarter of 2003.

Third Quarter Results of Operations

Net Sales

     Net sales for the three month period ended September 30, 2003 increased 18 percent to $398.2 million from $337.5 million for the comparable 2002 period. Sales growth reflected the continued strong demand for reconstructive implants, favorable demographics, continued pricing improvements in the Americas and Europe, new product launches and strong results in the Americas and Europe segments. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 2 percent increase due to foreign exchange rate fluctuations.

     Net sales in the Americas increased 20 percent to $276.1 million in the three months ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices. Reconstructive implant sales increased 24 percent. Knee sales increased 25 percent led by growth in sales of the NexGen® Legacy® Posterior Stabilized Knee, including the Flex Knee, the NexGen Trabecular Metal™ Technology tibial components, the NexGen Cruciate Retaining knee with Prolong ™ Crosslinked Polyethylene and the NexGen Rotating Hinge Knee. Hip sales increased 23 percent, driven by continued conversion to porous stems including significant growth of the VerSys® Hip System Fiber Metal Taper stem, which is often used in Minimally Invasive Solutions™ (“MIS”) hip replacement procedures; Trabecular Metal acetabular cups; and increased sales of Trilogy® Acetabular System cups incorporating Longevity® Crosslinked Polyethylene Liners. Trauma product sales increased 5 percent in the quarter in large part due to increased sales of the new

ITST™ Intertrochanteric/Subtrochanteric Fixation system, the Zimmer® Periarticular Plating System and Zimmer Plates and Screws.

     Net sales in Asia Pacific increased 5 percent to $71.6 million in the three month period ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 2 percent increase due to incremental volume and changes in the mix of product sales and a 3 percent increase due to foreign exchange rate fluctuations. The Company believes Asia Pacific sales growth during the quarter continued to be negatively affected due to cancelled surgeries related to the SARS epidemic. Reconstructive implant sales increased 6 percent (increased 2 percent constant currency), reflecting strong, double-digit constant currency growth in Australia and single digit constant currency growth in other markets in the region. Knee sales increased 12 percent (increased 7 percent constant currency), reflecting continuing strong sales of the NexGen Legacy Posterior Stabilized Flex Knee, NexGen Trabecular Metal Technology tibial components and the NexGen Cruciate Retaining Knee. Hip sales were flat (decreased 2 percent constant currency). Trauma product sales increased 1 percent (decreased 2 percent constant currency) with the Zimmer Periarticular Plating System and Zimmer Plates and Screws exhibiting solid growth, which was offset by sales declines in M/DN® Intramedullary Fixation and compression hip screws.

     Net sales in Europe grew 30 percent to $50.5 million in the three month period ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 16 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and an 11 percent increase due to foreign exchange rate fluctuations. Reconstructive implant sales increased 27 percent (increased 16 percent constant currency). Knee sales increased 25 percent (increased 13 percent constant currency) driven by strong sales of the NexGen Legacy System of knee prosthesis, the NexGen Cruciate Retaining Knee, NexGen Trabecular Metal components, and the NexGen Rotating Hinge Knee. Hip sales increased 32 percent (increased 21 percent constant currency) supported by increased sales of Trilogy Acetabular System cups incorporating Longevity Crosslinked Polyethylene Liners, strong sales of porous hips including the VerSys System taper stems, and Trabecular Metal Technology Cups. Trauma product sales for the quarter increased 57 percent (43 percent constant currency), including strong sales growth of Zimmer Periarticular Plating System, Herbert™ Bone Screws and Trabecular Metal Technology Avascular Necrosis (AVN) rods.

     Overall, worldwide sales of reconstructive implants grew 21 percent (increased 19 percent constant currency) in the three month period ended September 30, 2003 to $312.9 million compared to $258.4 million during the 2002 three month period. Knee sales increased 23 percent (increased 20 percent constant currency) in the three month period ended September 30, 2003 to $174.6 million compared to $141.9 million during the 2002 three month period. Hip sales increased 19 percent (increased 17 percent constant currency) in the three month period ended September 30, 2003 to $128.6 million compared to $108.3 million during the 2002 three month period. Sales of trauma products increased 8 percent (increased 6 percent constant currency) over the prior year to $36.5 million. Sales of orthopaedic surgical products increased 8 percent (increased 7 percent constant currency) over the prior year to $48.8 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.7 percent for the three month period ended September 30, 2003 compared to 74.8 percent in the comparable 2002 period. The increase in gross margin is principally due to the increases in average selling prices in the Americas and Europe, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements. These favorable effects were partially offset by strong sales growth in Europe at lower gross profit margins.

     Operating Expenses

     Research and development as a percentage of net sales was 6.1 percent for both the three month periods ended September 30, 2003 and 2002. Research and development increased 18.4 percent to $24.4 million from $20.6 million. The Company has many active projects underway focused on areas of strategic significance, including MIS, innovative materials such as Trabecular Metal and Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has more than 30 active, major, new product development projects, with the majority expected to be released in 2003 and 2004.

     Selling, general and administrative expense as a percentage of net sales was 36.9 percent for the three month period ended September 30, 2003 compared to 39.6 percent (39.0 percent assuming the change in accounting principle for instruments is applied retroactively) for the comparable 2002 period. The improvement in the expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network and leveraged general and administrative expenses. This was partially offset by increased promotional activities associated with product launches, the continued investments in various strategic initiatives including MIS, direct-to-consumer advertising, training and medical education. In addition, the Company recognized charges of $1.7 million, or 0.4 percent of net sales, relating to indirect acquisition and integration expenses of the Exchange Offers.

     Earnings

     Operating profit for the three month period ended September 30, 2003 increased 31.0 percent to $128.5 million from $98.1 million in the comparable 2002 period. Operating profit increased due primarily to sales growth, improved gross profit margin and operating expenses growing at a slower rate than sales.

     The effective tax rate on earnings before taxes increased to 33.5 percent for the three month period ended September 30, 2003 from 31.5 percent in the same period in 2002. During the three months ended September 30, 2002, the Company implemented certain business strategies which resulted in reducing taxes in certain jurisdictions and increased tax credits. Due to this, the Company made a year-to-date adjustment to the effective tax rate during the three months ended September 30, 2002.

     Net earnings increased 30.6 percent to $85.0 million for the three month period ended September 30, 2003 compared to $65.1 million in the comparable 2002 period due primarily to sales growth, improved gross profit margin, leveraged operating expenses and lower interest expense. Diluted earnings per share for the three month period ended September 30, 2003 increased 30.3 percent to $0.43 from $0.33 in the comparable 2002 period.

     Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the three months ended September 30, 2003 and 2002:

Percent of net sales

	Three Months Ended September 30,

	2003	2002

Americas	51.7%	47.9%
Asia Pacific	42.0	46.2
Europe	26.5	20.6

     Operating profit for the Americas as a percentage of net sales increased to 51.7 percent for the three month period ended September 30, 2003, as compared with 47.9 percent for the same period in 2002, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices, lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network and the favorable impact of the change in accounting principle for instruments. The increase was partially offset by increases in instrument and other promotional expenses related to new product launches and investments in MIS initiatives.

     Operating profit for Asia Pacific as a percentage of net sales decreased to 42.0 percent for the three month period ended September 30, 2003 as compared with 46.2 percent for the same period in 2002. Asia Pacific operating profit margin decreased primarily due to less favorable rates on hedge contracts during the three month period ended September 30, 2003 as compared to the same period in 2002.

     Operating profit for Europe as a percentage of net sales increased to 26.5 percent for the three month period ended September 30, 2003 as compared with 20.6 percent for the same period in 2002, principally due to improved gross profit margins reflecting higher average selling prices and favorable product and country mix, leveraged growth in selling, general and administrative expenses and the favorable impact of the change in accounting principle for instruments.

Nine Months Results of Operations

Net Sales

     Net sales for the nine month period ended September 30, 2003 increased 20 percent to $1,199.4 million from $1,002.2 million for the comparable 2002 period. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and a 4 percent increase due to foreign exchange rate fluctuations.

     Net sales in the Americas increased 18 percent to $815.9 million in the nine months ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 14 percent increase due to incremental volume and changes in the mix of product sales, together with a 4 percent increase due to higher average selling prices.

     Net sales in Asia Pacific increased 12 percent to $217.6 million in the nine month period ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 4 percent increase due to incremental volume and changes in the mix of product sales, a 1 percent increase due to higher average selling prices, and a 7 percent increase due to foreign exchange rate fluctuations.

     Net sales in Europe grew 40 percent to $165.9 million in the nine month period ended September 30, 2003 compared to the same period in 2002. This increase was comprised of a 19 percent increase due to incremental volume and changes in the mix of product sales, a 3 percent increase due to higher average selling prices and an 18 percent increase due to foreign exchange rate fluctuations.

     Overall, worldwide sales of reconstructive implants grew 23 percent (increased 19 percent constant currency) in the nine month period ended September 30, 2003 to $949.4 million compared to $771.7 million during the 2002 nine month period. Knee sales increased 25 percent (increased 20 percent constant currency) in the nine month period ended September 30, 2003 to $531.0 million compared to $425.8 million during the 2002 nine month period. Hip sales increased 21 percent (increased 17 percent constant currency) in the nine month period ended September 30, 2003 to $388.1 million compared to $320.7 million during the 2002 nine month period. Sales of trauma products increased 8 percent (increased 5 percent constant currency) over the prior year to $108.0 million. Sales of orthopaedic surgical products increased 9 percent (increased 6 percent constant currency) over the prior year to $142.0 million.

     Gross Profit

     Gross profit as a percentage of net sales was 75.6 percent for the nine month period ended September 30, 2003 compared to 74.9 percent in the comparable 2002 period. The increase in gross margin is principally due to the increases in average selling prices realized in all geographic segments, the continued conversion from cemented implants to higher margin porous implants, increased penetration of Longevity Crosslinked Polyethylene Liners, further penetration into the revision implant category and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements. These favorable effects were partially offset by strong sales growth in Europe at lower gross profit margins.

     Operating Expenses

     Research and development as a percentage of net sales was 5.7 percent for the nine month period ended September 30, 2003 compared to 5.9 percent for the comparable 2002 period. Research and development increased 16.3 percent over the prior year to $68.5 million.

     Selling, general and administrative expense as a percentage of net sales was 37.6 percent for the nine month period ended September 30, 2003 compared to 40.2 percent (39.5 percent assuming the change in accounting principle for instruments is applied retroactively) for the comparable 2002 period. In addition, the Company recognized charges of $3.2 million, or 0.3 percent of net sales, relating to indirect acquisition and integration expenses of the Exchange Offers.

     Earnings

     Operating profit for the nine month period ended September 30, 2003 increased 32.9 percent to $385.2 million from $289.8 million in the comparable 2002 period. Operating profit increased due primarily to sales growth, improved gross profit margin and operating expenses growing at a slower rate than sales.

     The effective tax rate on earnings before taxes decreased to 33.5 percent for the nine month period ended September 30, 2003 from 33.7 percent in the same period in 2002. The decrease is due to the implementation of certain business strategies which resulted in reducing taxes in certain jurisdictions during 2003 and expanded operations in Puerto Rico.

     Net earnings increased 66.7 percent to $309.3 million for the nine month period ended September 30, 2003 compared to $185.6 million in the comparable 2002 period. Net earnings include a one time, non-cash cumulative effect of change in accounting principle gain of $55.1 million (net of tax) which was the result of capitalizing instruments in service at January 1, 2003 which, under the Company’s former accounting method, had been expensed. Net earnings before the cumulative effect of a change in accounting principle increased 37 percent to $254.2 million compared to $185.6 million for the prior year, due primarily to strong sales growth, improved gross profit margin, leveraged operating expenses, lower interest expense and a lower effective tax rate. Diluted earnings per share for the nine month period ended September 30, 2003 increased 63.2 percent to $1.55 from $0.95 in the comparable 2002 period. Diluted earnings per share before cumulative effect of change in accounting principle increased 34.7 percent to $1.28 from $0.95 in the comparable 2002 period.

     Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the nine months ended September 30, 2003 and 2002:

Percent of net sales

	Nine Months Ended September 30,

	2003	2002

Americas	51.6%	48.0%
Asia Pacific	44.4	45.0
Europe	28.3	22.7

     Operating profit for the Americas as a percentage of net sales increased to 51.6 percent for the nine month period ended September 30, 2003, as compared with 48.0 percent for the same period in 2002, reflecting the favorable effects of increased sales of higher margin products, higher average selling prices, lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network and the favorable impact of the change in accounting principle for instruments. The increase was partially offset by increases in instrument and other promotional expenses related to new product launches and investments in MIS initiatives.

     Operating profit for Asia Pacific as a percentage of net sales decreased to 44.4 percent for the nine month period ended September 30, 2003 as compared with 45.0 percent for the same period in 2002. Asia Pacific operating profit margin declined primarily due to less favorable rates on hedge contracts during the nine month period ended September 30, 2003 as compared to the same period in 2002.

     Operating profit for Europe as a percentage of net sales increased to 28.3 percent for the nine month period ended September 30, 2003 as compared with 22.7 percent for the same period in 2002, due to improved gross profit margins reflecting higher average selling prices and favorable product and country mix, leveraged growth in selling, general and administrative expenses and the favorable impact of the change in accounting principle for instruments.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $325.8 million for the nine months ended September 30, 2003 compared to $137.0 million for the nine months ended September 30, 2002. The principal source of cash was net earnings before cumulative effect of change in accounting principle of $254.2 million and non-cash charges for depreciation of $62.7 million. Non-cash charges for depreciation increased to $62.7 million from $18.7 million for the comparable period of 2002 due primarily to the January 1, 2003 change in accounting principle for instruments. Operating cash flows include outflows of $2.5 million related to the indirect acquisition and integration costs of the Exchange Offers.

     At September 30, 2003, the Company had 273 days of inventory on hand compared to 268 days in the comparable prior year period due to higher net inventory balances to support anticipated new product launches. At September 30, 2003, the Company had 58 days of sales outstanding in accounts receivable compared to 55 days in the comparable prior year period. The increase was due to rapid sales growth in Europe which has longer payment terms and the negative impact of foreign exchange as a result of the continual weakening of the U.S. dollar relative to the Euro and Yen. The Americas days of sales outstanding in accounts receivable was 34 days at September 30, 2003, consistent with the comparable period in the prior year.

     Cash flows used in investing activities were $125.8 million in the nine months ended September 30, 2003 compared to $25.7 million in the comparable period last year. The increase in capital expenditures in 2003 was principally due to the change in accounting principle to capitalize instruments effective January 1, 2003, as the Company invested $85.2 million in instruments to support sales growth, new product launches and MIS procedures during the first nine months of 2003. During June 2003, the Company acquired the TransFx™ External Fixation System product line from Immedica, Inc. for $14.8 million. The Company also invested in additional manufacturing equipment for new products, the Zimmer Institute and computer equipment. In addition, investing cash flows include outflows of $3.4 million of direct acquisition costs related to the Exchange Offers.

     Cash flows used in financing activities were $39.7 million in the nine months ended September 30, 2003 compared to $109.9 million in the comparable period last year. The Company repaid $82.4 million in debt with cash generated from operating activities and proceeds from the exercise of stock options. Financing cash flows for the current period also include outflows of $3.7 million related to debt and equity issuance costs of the Exchange Offers.

     In connection with the Exchange Offers, the Company entered into the following committed financing arrangements: (i) $400 million 364-day revolving credit facility, (ii) $800 million three-year revolving credit facility and (iii) $550 million five-year term loan facility, (collectively, the “Senior Credit Facility”). Upon closing of the Exchange Offers on October 2, 2003, the Company’s Senior Credit Facility was used to fund the cash portion of the Exchange Offers, refinance the existing debt of both the Company and Centerpulse, and pay certain closing costs. On October 2, 2003, approximately $1.3 billion was outstanding under the Senior Credit Facility, as follows: $257 million under the $400 million 364-day revolving credit facility, $531 million under the $800 million three-year revolving credit facility and $550 million under the $550 million five-year term loan facility. The Company’s $600 million, committed, multi-currency, revolving senior credit facility was terminated effective October 2, 2003.

     Upon maturity of the Senior Credit Facility’s $400 million 364-day revolving facility in June 2004, the Company may convert the outstanding balance to a term loan repayable in a single payment due in June 2005. The lenders’ commitments under the Senior Credit Facility’s $800 million three-year revolving credit facility expire in June 2006. The Senior Credit Facility’s $550 million five-year term loan facility amortizes in equal quarterly installments in aggregate annual amounts equal to $50 million, $150 million and $350 million, payable in the third, fourth and fifth years of the term, respectively. There is no prepayment penalty included in the Senior Credit Facility. The $800 million three-year revolving credit facility has a multi-currency option of up to an aggregate principal amount of $350 million.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term debt rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

     The Company also has available uncommitted credit facilities totaling $35 million.

     Management believes that cash flows from operating activities, together with available borrowings under the Senior Credit Facility, will be sufficient to meet the Company’s general corporate, working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary. The Company’s ability to issue additional equity is subject to limitations in order to preserve the tax-free nature of the separation from its former parent. Under the tax sharing agreement with its former parent, the Company is required to indemnify its former parent if any Company actions cause tax to be imposed under Section 355(e) of the Internal Revenue Code.

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

     In 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities.” FIN 46 defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires consolidation of a VIE by the primary beneficiary of the assets, liabilities, and results of activities and is effective in the fourth quarter of 2003. FIN 46 also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any material investments in variable interest entities; therefore, the adoption of this interpretation will not have a material effect on the Company’s financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS No. 149 without any material impact on its financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150 without any material impact on its financial position, results of operations or cash flows.

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

Inventories — The Company must determine as of each balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Reserves are established to effectively adjust any such inventory to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products. A series of algorithms is applied to the data to assist management in its evaluation. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Further information about inventory reserves is provided in notes to the consolidated financial statements included in the Company’s 2002 annual report on Form 10-K.

Instruments — Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives of approximately five years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as a selling, general and administrative expense.

Property, Plant and Equipment — The Company determines estimated useful lives of property, plant and equipment based on historical patterns of use and physical and technological characteristics of assets, as appropriate. In accordance with SFAS No. 144, the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount.

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

Stock Compensation — The Company applies the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock-based compensation; therefore, no compensation expense has been recognized for its fixed stock option plans as options are granted at fair market value. SFAS No. 123, “Accounting for Stock-Based Compensation” provides an alternative method of accounting for stock options based on an option pricing model, such as Black-Scholes. The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation

— Transition and Disclosure.” Information regarding compensation expense under the alternative method is provided in the notes to the unaudited interim consolidated financial statements.

Pensions and Other Postretirement Benefits — The Company’s pension and postretirement benefit costs and liabilities are calculated utilizing various actuarial assumptions and methodologies prescribed under SFAS No. 87, “Employers’ Accounting for Pensions” and No. 106, “Employers Accounting for Postretirement Benefits Other Than Pensions.” The most significant actuarial assumptions include the discount rate, expected rate of return on plan assets, salary increases and the expected healthcare cost trend rate. Other actuarial assumptions utilized in determining pension and postretirement benefit costs include, among others, mortality rates and employee turnover rates. The discount rate assumption is based upon the review of high quality corporate bond rates and the change in those rates during the year. The expected rate of return on plan assets and healthcare cost trend rate are based upon an evaluation of trends and experiences taking into account current and expected market conditions.

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

Forward Looking Statements

     This quarterly report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 based on current expectations, estimates, forecasts and projections about the orthopaedics industry, management’s beliefs and assumptions made by management. Forward-looking statements may be identified by the use of forward-looking terms such as “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “targets,” “forecasts,” and “seeks” or the negative of such terms or other variations on such terms or comparable terminology. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual outcomes and results to differ materially. These risks and uncertainties include, but are not limited to, our ability to successfully integrate Centerpulse AG, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, control of costs and expenses, our ability to form and implement alliances, international growth, U.S. and foreign government regulation, product liability and intellectual property litigation losses, reimbursement levels from third-party payors, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. For a further list and description of such risks and uncertainties, see the disclosure materials filed by Zimmer with the U.S. Securities and Exchange Commission. Zimmer disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Readers of this document are cautioned not to place undue reliance on these forward-looking statements, since, while we believe the assumptions on which the forward- looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2003. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 12 to the Interim Consolidated Financial Statements included in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company held a special meeting of stockholders on July 22, 2003 to vote on the issuance of shares of the Company’s common stock in connection with its acquisitions of Centerpulse AG and InCentive Capital AG. The special meeting was successively adjourned and reconvened on July 30, 2003, August 6, 2003, August 13, 2003 and August 21, 2003. On August 21, 2003, the stockholders approved the issuance of the Company’s shares in connection with the acquisitions, with 136,761,961 shares voted in favor, 1,655,394 shares voted against or withheld, and 1,563,580 abstentions and broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The following documents are filed as exhibits to this report:

3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 to the Restated By-Laws of Zimmer Holdings, Inc.

10.1	Tender Agreement, dated as of August 31, 2003, between René Braginsky, Hans Kaiser, Zürich Versicherungs-Gesellschaft, III Institutional Investors International Corp. and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed September 2, 2003)

10.2	Amendment No. 3 to Letter Agreement, dated as of July 31, 2003, between Zimmer Holdings, Inc. and Bank of America, N.A.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed 18 reports on Form 8-K during the period under Item 5 — “Other Events” and Item 7— “Financial Statements and Exhibits” relating to its acquisitions of Centerpulse AG and InCentive Capital AG and its special meeting of stockholders in connection therewith. The reports were filed on July 9, 2003, July 22, 2003, July 23, 2003, July 25, 2003, July 30, 2003, August 6, 2003 (two reports), August 13, 2003, August 15, 2003, August 19, 2003, August 21, 2003, August 22, 2003, August 26, 2003, August 28, 2003, September 2, 2003, September 4, 2003, September 16, 2003 and September 19, 2003. The report filed on July 25, 2003 also incorporated by reference as an exhibit a transcript of the Company’s earnings conference call held on July 24, 2003.

On July 23, 2003, under Item 9 — “Regulation FD Disclosure,” the Company reported that it had issued a press release reporting its results of operations for the quarter ended June 30, 2003. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 9 and Item 12 —“Results of Operation and Financial Condition” of Form 8-K.

On July 30, 2003, the Company filed a report on Form 8-K under Item 5 — “Other Events” and Item 7 — “Financial Statements and Exhibits” relating to an amendment to the Restated By-Laws of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: November 14, 2003

By: /s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: November 14, 2003

By: /s/ James T. Crines

James T. Crines
Senior Vice President, Finance and Controller