Form 10-K
period 2003-12-31
ZIMMER HOLDINGS INC
filed 2004-03-15
CIK 1136869

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2003

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

The aggregate market value of shares held by non-affiliates was $8,853,371,421 (based on closing price of these shares on the New York Stock Exchange on June 30, 2003, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 19, 2004, 242,897,337 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K

Proxy Statement with respect to the 2003 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, supply and prices of raw materials and products, customer demand for products and services, the ability to successfully integrate acquired companies including Centerpulse AG, the outcome of the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimburse-ment programs by third-party payors, effects of complying with applicable domestic and foreign governmental regulations, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report and the material accompanying this report which comprise the Company’s annual report to stockholders.

Table of Contents	Page

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Part I

ITEM 1.	Business

GENERAL

     Zimmer Holdings, Inc., a Delaware corporation, is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products. The Company is headquartered in Warsaw, Indiana. Unless the context requires otherwise, the term “Zimmer” and “Company” refer to Zimmer Holdings, Inc. and all of its subsidiaries.

     On October 2, 2003, the Company announced the closing of its exchange offer for Centerpulse AG (“Centerpulse”), a leading global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Centerpulse acquisition provided the Company with a leading position in the European orthopaedic reconstructive implant market and a platform in the fast growing spinal market.

     The aggregate consideration paid by the Company for Centerpulse and InCentive Capital AG, a company that beneficially owned 18.3 percent of the issued Centerpulse shares (“InCentive”), excluding direct acquisition costs, was approximately $3.4 billion, consisting of approximately 44.5 million shares of Company common stock (valued at approximately $2.2 billion) and approximately $1.2 billion in cash. The Company used its $1.75 billion senior credit facility to finance the cash component.

     On March 2, 2004, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) relating to the acquisition of Implex Corp. (“Implex”). Pursuant to the terms of the Merger Agreement, the shareholders of Implex will receive an initial cash payment and deferred, contingent earn-out payments, also payable in cash. In 2000, the Company entered into an exclusive, worldwide strategic alliance for commercialization of Implex’s innovative Hedrocel®1 biomaterial, which the Company has marketed as Trabecular Metal™ Technology. The proposed merger is an anticipated outcome of the Company’s alliance relationship with Implex. The acquisition is expected to close in April of 2004.

     Zimmer was incorporated on January 12, 2001 as a wholly-owned subsidiary of Bristol-Myers Squibb Company (“Bristol-Myers”). Zimmer, Inc., a predecessor founded in 1927, was acquired by Bristol-Myers in 1972 and along with its wholly-owned subsidiaries and certain other of Bristol-Myers’ operations comprised the orthopaedics business of Bristol-Myers. On August 6, 2001, the Company was spun off from Bristol-Myers and became an independent public company.

CUSTOMERS, SALES AND MARKETING

     The Company’s primary customers include musculoskeletal surgeons, neuro-surgeons, oral surgeons, dentists, hospitals, distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons. A majority of hospitals in the United States belong to at least one group purchasing organization. In 2003, individual hospital orders purchased through contractual arrangements with such purchasing organizations or buying groups accounted for approximately 45 percent of the Company’s net sales, excluding Centerpulse, in the United States. Contractual sales were highest through Novation, LLC (“Novation”), Premier Purchasing Partners, L.P. (“Premier”), and Health Trust Purchasing Group, representing 15 percent, 13 percent and 7 percent, respectively, of net sales, excluding Centerpulse, in the United States. No individual end-user, however, accounted for over 1 percent of the Company’s net sales and the top ten end-users accounted for approximately 5 percent of the Company’s aggregate net sales in the United States. Historically, annual variations in contractual purchases by individual end-users affiliated with buying groups have equaled in the aggregate, and the Company expects will continue to equal in the aggregate, no more than 15 to 20 percent per buying group. Please see the “Americas” below for more detail regarding the Company’s contractual arrangements with buying groups.

     After the acquisition of Centerpulse, the Company now has operations in more than 24 countries and markets products in more than 80 countries, with corporate headquarters in Warsaw, Indiana, and manufacturing, distribution and warehousing and/or office facilities in more than 60 locations worldwide. The Company manages its operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Information about geographic segments can be found in Note 17 to the Consolidated Financial Statements, which are included herein under Item 8.

     The Company sells product through two principal channels: 1) direct to health care institutions, such as hospitals, which is referred to as a direct channel account, and 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers. Through the direct channel accounts, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. With the sales to stocking distributors and healthcare dealers, title to product passes generally upon

1 Trademark of Implex Corp.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

shipment. Products are marketed and sold to all types of Company customers via both direct channel accounts and stocking distributors and healthcare dealers. No individual direct channel account or stocking distributor or healthcare dealer accounted for more than 10 percent of the Company’s net revenues for 2003.

     The Company carries inventory in warehouse facilities and retains title to consigned inventory in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors including demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels. The Company also carries trade accounts receivable balances based on credit terms that are generally consistent with local market practices.

     The Company utilizes more than 2,000 sales associates, sales managers and support personnel, some of whom are employed by independent distributors and sales agencies. The Company invests a significant amount of time and expense in providing training in such areas as product features and benefits, how to use specific products and how to best inform surgeons of such features and uses. The presence of sales representatives is deemed by surgeons and hospitals to be desirable in a high number of procedures and the extensive sales training provided by the Company enables representatives, when requested, to be a useful and valuable resource for surgeons during surgeries. Sales force representatives rely heavily on strong technical selling skills, medical education and the ability to provide staff technical support for surgeons.

     In response to the different healthcare systems throughout the world, the Company’s sales and marketing strategies and organizational structures differ by region. The Company has, however, carefully integrated a global approach to sales force training, marketing and medical education into each locality to provide consistent, high quality service. Additionally, the Company keeps current with key surgical developments and other issues related to musculoskeletal surgeons and the medical procedures they perform, in part through sponsorship of medical education events. In 2003, the Company sponsored more than 500 medical education events and meetings with and among musculoskeletal surgeons around the world.

     Americas. The Americas is the largest geographic segment, accounting for 63.6 percent of 2003 net sales, with the United States accounting for $1,152 million of sales in this region. The United States sales force consists of independent sales agents, together with sales associates, sales managers and sales support personnel, the majority of which sell Company products exclusively for orthopaedics. The sales force in the spinal area is generally permitted to sell other non-competitive products. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

     In this region, the Company has also concentrated on negotiating contracts with buying groups and managed care accounts and has increased unit growth by linking the level of discount received to volume of purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. For these buying groups and managed care accounts, the Company tracks sales volume by contract and as contractual volume thresholds are achieved, the higher discounts are applied at an item level on customer invoices. Under these buying contracts, the Company is generally designated as one of several identified preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase the Company’s products. The Company has become increasingly diligent with regard to all contracted sales accounts, ensuring that pricing targets are competitive in the industry. These buying contracts generally have a term of three years with extensions as warranted. The Company’s current arrangements with Novation and Health Trust Purchasing Group expire in 2007. The Company has extended its contract with Premier until August 2004 and is currently negotiating a new contract with Premier which is expected to expire in 2007. The Company contemplates entering into future additional national contracts with other managed care accounts and buying groups.

     In the Americas, the Company maintains an extensive monitoring and incentive system ranking sales agents across a range of performance metrics. The Company evaluates and rewards sales agents based on achieving certain sales targets and on maintaining efficient levels of working capital. The Company sets expectations for efficient management of inventory and provides sales agents a strong motivation to aid in the collection of receivables because the Company does not pay them the full amount of their sales commission until the Company receives payment.

     Europe. The European geographic segment accounted for 19.2 percent of 2003 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for more than 80 percent of net sales in the region. In addition, the Company also operates in other key markets such as the Benelux, Nordic, and Central and Eastern Europe. The Company’s sales force in this region is also comprised of independent distributors, commissioned agents, direct sales associates and sales support personnel. With the acquisition of Centerpulse, the Company has substantially increased its presence in the European orthopaedic reconstructive implant market.

     Asia Pacific. The Asia Pacific geographic segment accounted for 17.2 percent of 2003 net sales, with Japan being the largest market within this segment, accounting for the majority of sales in this region. In Japan and most countries in the Asia Pacific region, the Company maintains a network of dealers who act principally as order agents on behalf of hospitals in the region, together with sales associates and sales support personnel who build and maintain strong relationships with musculoskeletal surgeons in their markets. The knowledge and skills of the Company’s sales associates play a critical role in Japan because many surgeons perform orthopaedic surgeries infrequently and must rely on orthopaedic sales personnel for product support

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

and information. The Company has strengthened, and intends to continue to support the clinical needs of Japanese surgeons primarily through sponsorship of medical education conferences relating to orthopaedic surgery.

     The Company’s business is generally not seasonal in nature; however, many of the Company’s products are used in elective procedures, which typically decline during the summer months and holiday seasons.

DISTRIBUTION

     The Company generally ships its orders via overnight courier. The Company’s operations support local language labeling for all shipments to the European Union member countries. The Company operates distribution facilities, among other places, in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Austin, Texas; Carlsbad, California; and internationally in Australia, Belgium, Canada, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom. The Company’s backlog of firm orders is not considered material to an understanding of its business.

PRODUCTS

     The Company designs, develops, manufactures and markets reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products, and related orthopaedic surgical products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders, and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone or tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. The Company also has a limited array of sports medicine products.

Orthopaedic Reconstructive Implants

     The majority of reconstructive implant procedures restore joint function lost due to degenerative diseases such as arthritis and relieve pain in knees and hips.

     In 2001, the Company announced that it had established a dedicated business team to maximize the potential patient benefits of applying minimally invasive surgical techniques to orthopaedic surgery, which the Company refers to as MIS Minimally Invasive Solutions™ (“MIS”) Procedures and Technologies. A distinct medical education center, the Zimmer Institute™, with an approximate 16,000 square foot facility located at the Company’s global headquarters in Warsaw, Indiana, opened in March 2003 and has been used to facilitate the training of over 500 surgeons, sales associates and other medical professionals on several innovative MIS Procedures. The Company expects another 1,400 surgeons to be trained through the Zimmer Institute and its satellite locations during 2004.

     The Company is currently working with several global medical centers to evaluate and refine advanced minimally invasive knee and hip replacement procedures. On February 3, 2004, the Company announced that it is working with Johns Hopkins University, a prestigious medical teaching institution, to advance education in MIS Procedures and Techniques. The Company has also announced a similar relationship with a group of surgeons affiliated with the University of British Columbia in Vancouver, Canada and the Company has affiliated and plans to continue to affiliate with additional North American and international institutions to provide surgeon education at the Zimmer Institute and its satellite locations. The principal goals of these MIS efforts are to reduce the hardships of having a total joint replacement, such as the time a patient must spend in rehabilitation, pain reduction and lost time from work. The Company is continuing its work to develop navigation systems, through the use of image-guided surgical technology, to aid surgeons in learning procedures and gaining confidence in the placement of instrumentation and implants where navigation is difficult due to the small incisions necessary in effectuating MIS Procedures. The Company is focused both on further commercializing existing MIS approaches and investigating new ways to apply MIS principles to additional procedures. The Company doubled its financial investment in the MIS program in 2003 to more than $20 million, excluding instruments. For 2004, the MIS investment by the Company is expected to increase to nearly $30 million, excluding instruments.

Knee Implants

     Total knee surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articulating surface (placed on the tibial tray). Knee replacement surgeries include first-time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure. Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining (“CR”) designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized (“PS”) designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side or compartment of the knee with a unicompartmental knee prosthesis. The Company offers a wide range of products for specialized knee procedures, including, among others, the following brands:

          NexGen® Complete Knee Solution. The NexGen knee product line is a comprehensive system for knee replacement surgery which has had significant application in PS, CR and revision procedures. The NexGen knee system offers joint stability and sizing that can be tailored to

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen knee system provides surgeons with complete and versatile knee instrument options, including milling and multiple saw blade cutting instrument systems. The breadth and versatility of the NexGen knee system allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies. The ongoing use of Trabecular Metal Porous Surface™ Monoblock Tibial Components implants in both CR and PS philosophies enhances the Company’s strategy to add new innovative technologies to this prominent brand. Trabecular Metal materials provide a dramatically higher level of porosity than existing alternatives, are similar in stiffness and friction to natural bone and are believed to be a major advancement in orthopaedic materials. The Trabecular Metal Porous Surface technology is currently distributed by the Company under an exclusive distribution and strategic alliance with Implex, but, as described above, the Company is in the process of acquiring Implex and its Trabecular Metal technology.

          The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities have been augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee (the “LPS-Flex Knee”), a high-flexion implant that has the potential to safely accommodate knee flexion up to a 155-degree range of motion in some patients when implanted using a specialized surgical technique.

          The most recent release in the Company’s knee product family is the patented NexGen CR-Flex Fixed Bearing Knee, a cruciate ligament retaining system designed with components to provide a greater range of motion for patients who require deep bending in their daily activities. The CR-Flex femoral components, utilizing a patent pending concept, allow the surgeon to adjust component sizing without removing additional bone.

          The NexGen Revision knee product line, consisting of the NexGen Legacy Constrained Condylar Knee (LCCK™), the Rotating Hinge Knee, and the Cruciate Retaining Augmentable (CRA) revision knee products, is designed with extensive options to accommodate the variable needs in revision procedures. These products accommodate more difficult procedures and are augmentable for bone loss and provide increased constraint for patients with ligamentous instability. During 2002, the Rotating Hinge Knee was added to the line for optimal constraint in more severe cases.

          The NexGen Osteotomy System offers precise instrumentation to perform a high tibial osteotomy, to restore alignment for active patients with unicompartmental osteoarthritis associated with moderate bone deformities.

          The Natural-Knee® System. The Natural-Knee Prosthesis System consists of a complete range of interchangeable, anatomically designed implants which include several innovative features the Company believes cannot be found in other current systems, including a proprietary CSTi™ porous coating option for stable fixation in active patients, a deepened trochlear groove to maximize range of motion, and simple to use instrumentation.

          The Natural-Knee Modular Cemented Baseplate was launched in 2003. The baseplate complements the existing system of baseplates and can be used with the primary, revision and constrained femoral components, as well as all Natural-Knee tibial insert configurations. The unique Natural-Knee Ultracongruent Posterior Stabilizing Tibial Insert provides more flexibility to adjust to the needs of the patient at the time of surgery. The Company believes that the performance characteristics of the Natural-Knee Ultracongruent Posterior Stabilizing Tibial Insert demonstrates its viability as an alternative to traditional PS designs with distinct advantages.

          M/ G® and Allegretto™ Unicompartmental Knee Systems. The M/ G and Allegretto Uni systems apply the same flexibility and quality of the Company’s other knee implant products to unicompartmental, or single compartment disease. Both of these systems offer the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes. The M/ G Uni system’s patented minimally invasive intramedullary instrumentation, as well as its new minimally invasive extramedullary instrumentation, offers accurate alignment, precise cuts and secure fixation that provide surgeons with the ability to accurately and efficiently repair damage to joint surfaces of one knee compartment with predictable, reproducible results through a small incision. The minimally invasive instrumentation for the M/ G and Allegretto Uni systems positions the Company to continue to promote and capitalize on growing trends toward less invasive surgical procedures.

          The Company has established itself in the use of minimally invasive knee surgery with the development of minimally invasive instruments for the M/ G Unicompartmental Knee System. MIS Minimally Invasive Solutions Mini-Incision Total Knee Procedures and MIS Quad-Sparing™ Total Knee Procedures have allowed the Company to build upon its industry position by offering surgeons the benefits of MIS surgery for their total knee procedures. The MIS Minimally Invasive Solutions Mini-Incision Total Knee instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues. The MIS Quad-Sparing Total Knee Procedure features advanced instrument concepts which allow surgeons to perform the total knee arthroplasty through a 7-10 cm incision without cutting the patient’s muscles or tendons.

          Prolong™ Crosslinked Polyethylene Articular Surfaces. The Prolong polyethylene is a bearing surface material for total knee replacement. The United States Food and Drug Administration (“FDA”) has approved the claim of “resistance to delamination” for the Prolong polyethylene

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

product. Most knee articulating surfaces only receive the more general “resistance to wear” claim that does not specifically address the primary mode of failure in knees, which is sub-surface fatigue.

Hip Implants

     Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip and include first time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure. The femur is the long bone between the pelvis and the knee. The acetabulum is the cup-shaped portion of the pelvis. Historically, most hip implant procedures have involved the use of bone cement to attach the prosthetic components to the surrounding bone. Today, many femoral and acetabulum cup replacement components are porous, which means they do not require bone cement because bone can actually grow into, and onto, the implant surface.

     The Company’s MIS 2-Incision™ Hip Replacement Procedure uses two small incisions, each approximately one and one-half to two inches in length. Standard implants are used in the procedure. The incision for a traditional open hip replacement is as much as 12 inches long. Other less invasive approaches, such as a “mini” incision for hips, have been in existence for approximately five years. In January 2004, the first computer image-guided MIS 2-Incision live surgery was performed utilizing new technology and instrumentation co-developed by the Company and its MIS computer navigation partner, Medtronic. In February 2004, the United States Patent and Trademark Office granted the Company a patent specific to the Company’s MIS 2-Incision Hip Replacement Procedure, and such patent includes 17 approved claims related to the procedure.

     The Company’s hip replacement products include, among others:

          VerSys® Hip System. The VerSys Hip System, a Zimmer flagship brand, is supported by a common instrumentation set and is an innovative, integrated family of hip products that offers surgeons design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys stems. In addition, the flexibility of the VerSys stem platform allows for the incorporation of technological developments, with the planned introduction of approximately 340 new stems, 139 of which were launched in 2003.

          The Natural-Hip™ Prosthesis Solution. The Natural-Hip Prosthesis Solution combines the surgical simplicity of a straight stem with many of the best features of an anatomic stem. The Natural-Hip system’s innovative design approach provides optimal cortical loading and bone remodeling without sacrificing ease of implantation. A complete system of porous-coated and nonporous stems cover the full spectrum of patient bone types and sizes with a single set of easy-to-use instruments. The comprehensive Natural-Hip Prosthesis Solution product line offers a variety of stem options to address high, medium, and low demand patients, as well as revision and other special patient needs.

          Alloclassic® (Zweymueller™) Hip Prosthesis. The Alloclassic (Zweymueller) Hip Prosthesis has become the most used, primary, cementless hip in the world. This is one of the few stems available today that is practically unchanged since its introduction in 1979. There have been only a few modifications over the years to address demands of patients and surgeons. The Company believes that this product’s technically simple application, outstanding short and long-term stability, and excellent clinical results will continue to make it desirable to surgeons.

          ZMR® and Revitan® Revision Hip Systems. The ZMR Revision Hip System, introduced in 2000 to address the porous modular revision market, and the Revitan Revision Hip System, provide the versatility to accommodate varying fixation and sizing needs. The line extension to the ZMR brand of over 90 additional implant options creating over 10,800 possible combinations will enable surgeons to further address the difficult and varying needs of their revision patients. Building on the ZMR and Revitan Revision Hip Systems, the launch of revision acetabular components positions the Company to provide a comprehensive approach to revision hip surgery that matches its approach to revision knee surgery.

          Specialty Hips. To complement the broad capabilities of the above hip brands, the Company offers a number of specialty hip products tailored to the needs of specific patient populations and geographic regions. The Mayo Conservative Hip Prosthesis®2, a novel, short-stemmed, porous femoral implant, was developed for minimal bone removal. The CPT® Hip System, the cemented hip brand designed for both primary and revision procedures, was tailored for countries with a historical preference towards collarless, polished, tapered products and a subsidence surgical philosophy. A key line extension to the CPT brand was launched in late 2002 and was instrumental to the growth of this cemented stem line in 2003. This implant system has a long and successful clinical record and is important to growth in key markets such as Europe. In addition to Community European (“CE”) Mark approval in 2000, the Company received regulatory approval in the United States in 2002 for the Epoch® Hip Prosthesis product line, which is comprised, in part, of a unique composite design that allows the normal amount of anatomical stress to be placed on patients’ bones while still potentially providing extensive fixation and reduced thigh pain. The Company also launched the Zimmer M/ L Taper Hip Stem System in 2003 that expands Zimmer’s portfolio of cementless tapered stems, which is a rapidly growing segment in the primary stem market.

2 Trademark of Mayo Foundation For Medical Education and Research

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

          Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is a prominent acetabular cup system. The Trilogy family of products offers patients and surgeons innovative options and versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liner, is designed to reduce polyethylene debris associated with reconstructive implants. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. The Trilogy Acetabular System also features a variety of top-quality fixation surfaces with a successful long-term history, including the application of fiber metal, a titanium fiber mesh to biologically fix implants; these are porous implants that do not require bone cement because bone can actually grow into, and onto, the implant surface. The Company has augmented and continues to augment its offerings of porous reconstructive hip implants through the introduction of Trabecular Metal Technology. The Company launched the Trabecular Metal Revision Acetabular Shell in late 2003. This cup used in hip revision surgery incorporates Trabecular Metal material for two to three times the porosity of other cups, enabling extensive tissue ingrowth and strong attachment. The Trabecular Metal Revision Acetabular Shell cup system is integrated with Trilogy family acetabular liners.

          Metasul® Metal-on-Metal Technology. Developed and refined in Europe for over 40 years, the Metasul Technology implant provides a metal-on-metal articulation option for total hip patients and surgeons. The Metasul implant features a conventional plastic polyethylene insert with a cobalt chrome metal inlay. This design helps minimize wear over time, potentially increasing the longevity of the implant.

          Durom™ Hip Resurfacing System. This product is particularly suited to younger patients since it preserves the patient’s healthy bone stock. A primary objective of this system is to allow the patient to return to an active lifestyle. The Durom system uses the highly wear resistant Metasul Technology as the bearing surface for the implant design.

Elbow and Shoulder Implants

     The Coonrad/ Morrey Total Elbow product line is a family of elbow replacement implant products which have helped the Company establish itself in the global elbow implant market. Similarly, the Bigliani/ Flatow® The Complete Shoulder Solution product line gives the Company a significant presence in the global shoulder implant market. These systems are designed to treat arthritic conditions and fractures as well as to enhance the outcome of primary or revision surgery. In 2003, the Trabecular Metal surface glenoid component began a limited clinical evaluation phase. Both the Coonrad/ Morrey and Bigliani/ Flatow systems offer surgeons a wide variety of implants and instrumentation to accommodate differing surgical philosophies and patient needs with innovative line extensions being introduced to the market for continued growth of these brands.

     The modular Anatomical Shoulder implant can be tailored to each patient’s individual anatomy. This allows a more advanced rehabilitation and an expanded radius of movement while placing fewer demands on the soft tissues and on the anchoring of the prosthesis. This product provides a simple operating technique that places fewer limiting factors on the success of the surgery. The unique design of the Anatomical Shoulder provides additional options in third generation shoulder arthroplasty.

Dental Reconstructive Implants

     The Company’s dental products, which were acquired as part of the Centerpulse acquisition, consist of implants used for treating edentulous patients, as well as regenerative materials, periodontal membranes and bone grafting products used to restore hard tissue in the mandible and maxilla. The Company’s dental products and surgical and restorative techniques include, among others:

          Tapered Screw-Vent® System. The Company’s largest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent system, with its two-stage design, was developed and designed to minimize valuable chair time for restorations even in the most challenging locations. Featuring a patented internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent product is a technologically advanced dental implant offering features which allow the clinician to meet the needs of patients even in the most demanding circumstances.

          AdVent™ Product. Utilizing many features of the Tapered Screw-Vent system, the AdVent product is a transgingival, one stage, design that utilizes the same surgical system as the Tapered Screw-Vent system, allowing the clinician to use both design concepts without incurring the added cost of a second surgical system.

          Tapered SwissPlus™ System. Designed to meet the needs of clinicians who prefer a transgingival, one stage, dental implant design, the Tapered SwissPlus® system incorporates innovative multiple lead threads for faster insertion time, and a tapered body to allow it to be placed in tight interdental spaces. The Tapered SwissPlus system also incorporates a unique internal connection which has become a preferred type of connection amongst clinicians.

          SmartSteps™ Program. An increasing request of patients to their clinicians is to have a restoration in place after the time of surgery so that they have a more pleasing smile. The Company has developed the SmartSteps program which teaches clinicians how to use simple surgical and restorative techniques to provide the patient a temporary restoration the day of surgery.

Dental Restorative Products

     In 2003, the Company continued development efforts concerning products for the aesthetic restorative market aimed at providing a more natural restoration. The following

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

are the two primary restorative dental products of the Company:

          Atlantis™ Custom Abutment. The Atlantis Custom Abutment system is marketed by the Company through an agreement with Atlantis Components, Inc. This product allows for a custom made restoration improving aesthetic results in dental implant procedures.

          PureForm™ System. Utilizing patented designs, the PureForm System is a ceramic system which allows clinicians to provide to their patients a more natural looking restoration. This easy to use concept provides the clinician a product to custom fabricate and color the crown to each patient’s individual needs.

Dental Regenerative Products

     The Company markets the following two product lines for use in regenerative techniques in oral surgery:

          Puros® Material. The Puros Material is an allograft bone grafting material which utilizes the Tutoplast®3 tissue processing technique that provides exceptional bone grafting material for use in oral surgery. The Puros material is recognized as an excellent bone grafting material by clinicians throughout the world. Additional products are planned to come to market in the near future for additional procedures in oral surgery.

          Biomend®4 and Biomend Extend™ Products. Periodontal and oral surgery often require the use of a membrane to cover the surgical site. The Biomend family of collagen based membranes offer the surgeon excellent handling characteristics while typically reducing the patient’s surgery to one visit.

Spine Implants

     With the acquisition of Centerpulse, the Company established a presence in the spinal market. Centerpulse was one of the first spinal implant companies to introduce the “cage” for lumbar spine Intervertebral Body Fusion (IBF). The Company plans to continue research and development efforts in the United States and Switzerland in attempt to reinforce and expand the Company’s spinal product line categories and franchises. The Company has over ten active spinal research and development projects, including projects in the areas of fusion, non-fusion, and biologic fusion alternatives. As of the acquisition, Centerpulse offered spine products in the following five significant categories or franchises.

          BAK™ Vista® Interbody Fusion System. The BAK Vista Interbody Fusion System is constructed of radiolucent, carbon-fiber reinforced PEEK polymer. The implant allows for unobstructed radiologic visualization, providing a new level of confidence in fusion assessment. Implantation of the BAK Vista system is consistent in surgical technique and instrumentation to the BAK™ Interbody Fusion System.

          Trinica™ Select Anterior Cervical Plate System. The Trinica Select Anterior Cervical Plate System features a slim, low-profile design and multiple screw options that enable the surgeon to customize the construct to each patient’s unique anatomy. The innovative locking mechanism and instrumentation set makes implantation and securing of the screws fast and simple.

          Puros® Cervical Specialty Allograft. The Puros Cervical Specialty Allograft, manufactured by Tutogen Medical, GmbH, is a precision-machined radius allograft designed to offer consistent strength and sizing. The features of the graft are its four degree angle to maintain lordosis and surface texturing to minimize migration. Using the Puros Cervical Specialty graft in conjunction with the Trinica Select Anterior Cervical Plate System, surgeons can look to one source for their cervical fusions. Puros Specialty Allografts are also available for use in ALIF and PLIF procedures.

          ST360™ Spinal Fixation System. The ST360 Spinal Fixation System combines the benefits of an offset connector with a patented polyaxial screw technology. The ST360 system also provides the surgeon with the freedom to choose implant sizes tailored to the individual patient anatomies while utilizing controlled reduction of spondylolisthesis.

          Dynesys®7 Dynamic Stabilization System. The Dynesys Dynamic Stabilization System is a new concept in the treatment of lower back and leg pain. The Dynesys System combines the surgical approach of traditional fusion with the philosophy of Dynamic Stabilization, using flexible materials to stabilize the spine while preserving anatomical function. The use of this Dynesys System continues to grow in Europe and the Company currently plans to introduce the system in other regions. The Dynesys product is undergoing an FDA approval clinical trial in the United States.

Trauma

     Trauma products include devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, rods, wires and pins. In addition, tissue attachment devices are used to treat soft tissue trauma. The Company offers a comprehensive line of products designed for use in the fixation of fractures, including hip fixation products, plates, screws, pins, wires and nails. The expanded trauma product line enables the

3 Registered Trademark of Tutogen Medical, Inc.
4 Registered Trademark of Integra Lifesciences Corporation.
7 The Dynesys Spinal System is currently considered an investigational device and is limited by U.S. federal law to investigational use only.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Company to offer surgeons cost-effective quality products, including, among others:

          TransFx™ External Fixation System. In June 2003, the Company announced its purchase of the TransFx External Fixation System product line from Immedica, Inc., a line that the Company has sold under a distribution arrangement since 2001. The innovative design of the TransFx line provides excellent fracture reduction while contributing to efficient inventory management within the hospitals. The TransFx line is a comprehensive system with a broad range of sizes capable of treating most any fracture where external fixation is utilized.

          M/DN® Intramedullary Fixation. The M/DN intramedullary nailing system for the internal fixation of long bone fractures incorporates implants and instruments to align and fix fractures of the tibia, femur and humerus. The system has multiple screw options to provide increased surgical flexibility. An innovative screw hole configuration has expanded applications for the product. In addition, a minimally invasive approach has been developed and introduced to further expand the brand in the marketplace.

          ITST™ Intertrochanteric/ Subtrochanteric Fixation System. The ITST line of nails and screws is part of the M/DN family of intramedullary solutions for proximal femoral fractures and was fully launched in 2003. The implants expand the indications for use of an intramedullary device for fixing these types of fractures. The system also allows for a simpler lateral surgical approach.

          Zimmer® Periarticular Plating System. The periarticular plating system, used to stabilize fractures near joints, permits fracture fixation plates to be more accurately fitted to the anatomy of the periarticular, or joint, region of the bone. The system has been expanded to include virtually all regions of the anatomy including femur, tibia, humerus, radius, ulna and fibula.

          Zimmer® Plates and Screws (“ZPS™”). The ZPS internal fracture fixation system is a comprehensive system of stainless steel plates, screws and instruments for internal fracture compression. Because this system is compatible with major competitive systems made by other market participants, it affords surgeons added flexibility and value.

          Cable-Ready® Cable Grip System. The patented Cable-Ready Cable Grip System encircles bone fragments with wire to hold them together. The system has an innovative mechanism that minimizes cable tension loss typical of similar cable system devices.

          Zimmer® Cannulated Screws. A full range of cannulated screws utilizing Biodur®8 108 stainless steel is believed by the Company to be the first product line on the market utilizing the new high strength stainless steel. The strength allows larger cannulation which permits larger guide wires making surgery easier to perform.

          Sirus® System. The Sirus system is a complete line of intramedullary nails, screws, and instruments used in the treatment of long bone fractures. All implants in this system are made of titanium and are anatomically designed to more effectively mimic the appropriate anatomy. The femoral implant is uniquely designed to allow surgeons to use a less invasive surgical approach.

Orthopaedic Surgical Products

     The Company manufactures and markets other surgical products, which surgeons use for both orthopaedic and non-orthopaedic procedures, including tourniquets, blood management systems, wound debridement products, traction devices and orthopaedic softgoods. The Company has developed and intends to continue developing technologically advanced surgical products to support its reconstructive implant and trauma product systems in the operating room environment with a focus on blood and pain management products.

          OrthoPAT®9 Orthopedic Perioperative Autotransfusion System. This innovative autotransfusion system, which includes patented disposable components, has been specifically designed to collect and prepare a patient’s own blood for re-infusion during and following an open surgical procedure. Depending on the nature of the surgery performed, multiple OrthoPAT autotransfusion units may be required for a single procedure. The Company markets OrthoPAT Autotransfusion Systems through an exclusive distribution arrangement in the United States and Canada.

          Pulsavac® Plus™ Wound Debridement System.

The Company introduced the Pulsavac Plus Lavage System, a variable-powered, fully disposable debridement system with the versatility to meet the needs of today’s operating room. The Pulsavac LP™ system is a low pressure, disposable debridement system. Based on the successful design of the Pulsavac Plus product, it is intended for applications requiring low-pressure lavage to help remove necrotic tissue and facilitate healing.

          A.T.S.® Tourniquet Systems. The A.T.S. product line represents a complete family of tourniquet machines and cuffs. The family of three machines is designed to meet the demands of a wide variety of health care facilities and clinical applications. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for adult limbs of every size and shape.

Sports Medicine

     The Company markets a limited product line in the area of sports medicine which is focused on products for the fixation and repair of soft tissues and cartilage as an early stage treatment, including:

          Collagen Meniscus Implant (“CMI”). Studies have shown that partial loss of menisci may increase the potential

8 Trademark of CRS Holdings, Inc.
9 Trademark of Haemonetics Corporation

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

for earlier degenerative changes in the knee as compared to individuals without meniscus damage. Most patients today are treated by removal of the torn portion of the meniscus. The Company believes that the CMI is the only product of its kind that is commercially available outside the United States for meniscus generation after partial meniscectomy, thus offering recipients the opportunity to slow the progression of degenerative changes in their knees. This biological product was introduced in 2000 in Europe and 2002 in Australia to a limited number of medical centers. A broader product rollout is planned utilizing surgical skills transfer via Zimmer Institute satellites. The product is part of an FDA clinical study in the United States. The Company sells the CMI in Europe pursuant to a distribution arrangement with ReGen Biologics, Inc.

          Sysorb® Screw System. The unique design of the bioresorbable interference screws Sysorb and its associated instrumentation accommodate the use of an amorphous polymer. The benefits of an amorphous polymer are that it has an excellent biocompatibility and degrades completely within approximately one year. It maintains a strong fixation during the entire healing process. The patented turbine-like drive of the Sysorb distributes the torque equally over the whole screw length during its insertion, which helps to prevent screw failure during screw placement.

PRODUCT DEVELOPMENT

     The Company has extensive research and development activities underway to introduce new surgical techniques, materials, and product designs intended to advance the field of orthopaedics. The product development function is integrated with strategic brand marketing, which allows the Company to understand its customers’ needs and to respond more quickly with top-quality products. The rapid commercialization of innovative new materials, product designs, and surgical techniques remains one of the Company’s core strategies and continues to be an important driver of sales growth.

     Key new products, surgical techniques and instruments introduced by the Company in 2003 include, among others:

•	MIS Minimally Invasive Solutions™ Surgical Techniques and Instrumentation for knee, hip and trauma, including the initial releases of the first Zimmer Ortho Guidance™ Navigated techniques developed with partner, Medtronic/SNT:

•	MIS mini-incision TKA technique and instruments for NexGen Knee;
•	Initial releases of Ortho Guidance Instruments for MIS Mini Incision and 2-Incision Hip techniques; and
•	Initial releases of MIS Quad-Sparing Technique and Instruments for TKA.

•	New Materials – Trabecular Metal products:

•	Monoblock Tibial Components for NexGen Knee in CR and LPS;
•	Trabecular Metal Modular Cup for Trilogy Acetabular system; and
•	Acetabular Augments and Revision Acetabular Shells.

•	New Materials/Technologies:

•	NexGen CR-Flex total knee; and
•	BAK Vista PEEK – Carbon Fiber Cage.

•	New Implant Systems:

•	ITST Nail;
•	M/L Taper Hip Stem System;
•	Durom Hip Resurfacing System;
•	PureForm ceramic crown system; and
•	Atlantis Abutments for improved aesthetics.

•	Expansions to existing systems:

•	Bigliani/Flatow shoulder;
•	Coonrad/Morrey Elbow;
•	VerSys Hip System Line Extensions;
•	ZMR Revision Hip Line Extension;
•	Periarticular Plating System Line Extension;
•	Zimmer Cannulated Screw System;
•	Natural-Knee II™ – Cemented Tibial Plates;
•	Innex Revision Knee System;
•	Revitan Modular Revision Hip;
•	Durasul® Constrained Inserts for Revision Acetabular Surgery;
•	Navitrack® CT-based THA Cup Software, Technique and Instruments;
•	Navitrack CT-less THA Cup and Stem Software, Technique and Instruments; and
•	Alloclassic Offset Stem.

     On a Zimmer standalone basis, these and other new products introduced in the last 3 years accounted for approximately 17 percent of 2003 total sales, consistent with the Company’s goal of 15 to 20 percent on an annual basis.

     The Company is actively broadening its product offerings in each of the product areas and exploring new technologies that have applications in multiple areas. For the years ended December 31, 2003, 2002 and 2001, the Company spent $105.8 million, $80.7 million and $71.6 million, respectively, on research and development. For 2003, the pro forma research and development investment of Zimmer and Centerpulse was $149 million. The substantial increase in research and development expenditures has accelerated the output of new orthopaedic and dental reconstructive implants, spine and trauma products, including advanced new materials, product designs and surgical techniques. The Company’s primary research and development facility is located in Warsaw, Indiana, but the Company also has other research and development personnel based in, among other places, Dover, Ohio; Austin, Texas; Carlsbad, California; Minneapolis, Minnesota; and Winterthur, Switzerland. As of December 31, 2003, the Company employed more than 550 research and development employees worldwide.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     The Company will continue to identify and capitalize on external sources of innovative technologies through possible acquisitions of other complementary products, businesses, technology licensing arrangements and strategic alliances. The Zimmer Institute, and the Company’s affiliations with medical teaching institutions, will continue to play an integral role in facilitating training for surgeons, sales associates and other medical professionals on the procedures for applying MIS techniques to orthopaedic surgery. In addition, the Company has developed and maintains close relationships with a number of orthopaedic surgeons who assist in product research and development.

ORTHOBIOLOGICS

     As part of its focused research and development efforts and desire to create breakthrough orthopaedic treatments, the Company has established an Orthobiologics group with its own full-time staff and projects. The Company is actively involved in the field of biologics and is committed to investing in biologics research activities, with a short-term focus on developing products for the spine market, such as a CopiOs™ calcium phosphate bone void filler. The Company is working to develop biological materials to repair and reinforce damaged or degenerated tissues. These materials potentially could transform treatment of damaged joints by biological regeneration rather than replacement with inert materials.

     Orthobiologics products that are currently marketed for sale include the following: 1) CMI, 2) Collagraft® Bone Graft Matrix, which is a bone void filler material made of HA/ TCP and bovine collagen, and 3) Denovo®-C, which is an autologous cell implantation service for articular cartilage repair. The Company has also publicly announced certain active or pending research and development activities of the Orthobiologics group. For instance, the Company is collaborating with ISTO Technologies on a project to develop a chondral and osteochondral cartilage graft for cartilage tissue repair and regeneration. The Company is also working with Tissue Science Laboratories plc, a company based in the United Kingdom (“TSL”), with respect to final development and distribution of the Rotator Cuff Repair Patch, an innovative, nonresorbable biological collagen patch for repair of rotator cuff injuries in the shoulder. This product is being developed and manufactured by TSL.

GOVERNMENT REGULATIONS AND QUALITY SYSTEMS

     The Company is subject to government regulation with regard to its products and operations in the countries in which it conducts business. It is the policy of the Company to comply with all regulatory requirements applicable to its products and operations.

     In the United States, numerous regulations govern the development, testing, manufacturing, marketing and distribution of medical devices, including, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or proposed thereunder. The FDA regulates product safety and efficacy, laboratory and manufacturing practices, labeling and record keeping for medical devices and review of required manufacturers’ reports of adverse experience to identify potential problems with marketed medical devices. A few of the devices developed and marketed by the Company are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The FDA has the authority to halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of the Company’s products.

     In many of the foreign countries in which the Company markets its products, the Company is subject to local regulations affecting, among other things, product standards, packaging requirements, labeling requirements and import. Many of the regulations applicable to the Company’s devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain CE Marks for their products. The Company maintains a certified status with the European and Canadian Notified Bodies, which provides for CE marking of products for these markets.

     Regulatory requirements affecting the Company and its products have continued to increase. It is the policy of the Company to comply with all regulatory requirements governing its operations and products, and the Company believes that the manufacturing, quality control and internal control procedures that it employs are in material compliance with all applicable regulations.

     Government agencies and legislative bodies in the United States and throughout the world influence or regulate medical device payment. The Company believes that its experience in dealing with governmental regulatory requirements, its efficient means of distribution and its emphasis on the ongoing development of efficacious, cost effective and technologically advanced products should enable it to continue to compete effectively within this regulated environment.

     The Company is subject to various government regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and Civilian Health and Medical Program Uniformed Service (CHAMPUS). The scope and enforcement of these laws and regulations are uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. The Company believes that its operations are in material compliance with these laws.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented modern quality systems and concepts throughout the organization. The quality assurance department supervises the Company’s quality systems. Senior management is actively involved in setting quality policies and managing internal and external quality performance. The Company’s regulatory affairs and compliance department is responsible for assuring compliance with all applicable regulations, standards and internal policies.

     Since 1998, the Company has initiated numerous quality improvement programs and maintains an excellent compliance record. All of the Company’s manufacturing operations are ISO 9000 and/or ISO 13485/13488 series certified.

     The Company’s facilities and operations are also subject to various government environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties by pollutants. The Company believes it is currently in material compliance with such requirements.

COMPETITION

     The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and orthopaedic surgical products, major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corp., Biomet, Inc., Synthes-Stratec, Inc. and Smith & Nephew, plc.

     In the Americas geographic segment, DePuy Orthopaedics, Inc., Stryker Corp. and Biomet, Inc., along with the Company, account for a large majority of the total reconstructive implant sales.

     In the Asia Pacific market for reconstructive implant and trauma products, the Company competes primarily with DePuy Orthopaedics, Inc. and Stryker Corp., as well as regional companies, including Kyocera and MDM. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

     In Europe, the reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many small, niche European companies. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, the Company, in addition to its global products, will continue to develop and produce specially tailored products to meet specific European needs. Particularly with the acquisition of Centerpulse, the Company believes it is well positioned in this region in the reconstructive implant market.

     In the spinal implant area, the Company competes globally primarily with Medtronic/ Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), Synthes-Stratec, Inc., DePuy Spine (a subsidiary of Johnson & Johnson), Stryker Corp., and EBI, L.P. (a subsidiary of Biomet, Inc.).

     In the dental reconstructive implant area, the Company competes primarily with Nobel Biocare AB, Straumann AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.).

     Competition within the industry is primarily based on technology, innovation, quality, reputation, customer relationships and service. A key factor in the Company’s continuing success in the future will continue to be its ability to develop new products and improve upon existing products and technologies. Where possible, the Company will continue to seek patent, trademark and other intellectual property protection concerning the surgical techniques, materials, technologies and products it designs and develops.

MANUFACTURING AND RAW MATERIALS

     The Company manufactures substantially all of its products at nine facilities located in the United States, Puerto Rico, Switzerland and France. Specifically, the Company presently conducts manufacturing operations for various product areas in Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Austin, Texas10; Statesville, North Carolina; Calabassas, California; Carlsbad, California; and Etupes, France. The Company believes that its manufacturing facilities set industry standards in terms of automation and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement. In addition, at certain of the Company’s manufacturing facilities, many of the employees are cross-trained.

     The Company generally operates its manufacturing facilities at its targeted goal of approximately 90 percent of total capacity. The Company continually evaluates the potential to in-source products currently purchased from outside vendors to on-site production. The Company is currently in the process of expanding certain of its facilities.

     Improving manufacturing productivity has been a major contributor to the Company’s profitability improvements in recent years. Major areas of improvement have included utilization of computer-assisted robots to precision polish medical devices, automation of certain manufacturing processes, in-sourcing of core products, high-speed machining, and negotiated reductions in raw materials costs.

     The Company uses a diverse and broad range of raw materials in the design, development and manufacturing of its products. The Company purchases all of its raw materials and select components used in manufacturing its products from external suppliers. In addition, the Company purchases some supplies from single sources for reasons of quality assurance,

[10]	The Company has announced plans to phase-out this facility by the end of 2005.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

sole source availability, cost effectiveness or constraints resulting from regulatory requirements. The Company works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Alternative supplier options are generally considered and identified, although the Company does not typically pursue regulatory qualification of alternative sources due to the strength of its existing supplier relationships and the time and expense associated with the regulatory process. Although a change in suppliers could require significant effort or investment by the Company in circumstances where the items supplied are integral to the performance of the Company’s products or incorporate unique technology, the Company does not believe that the loss of any existing supply contract would have a material adverse effect on its financial and operational performance. To date, the Company has not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill its production schedules.

INTELLECTUAL PROPERTY

     The Company believes that patents and other proprietary rights are important to the continued success of its business and the Company also relies upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position. The Company protects its proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information.

     With the acquisition of Centerpulse, the Company now owns or controls through licensing arrangements more than 2,130 issued patents and more than 1,340 patent applications throughout the world that relate to aspects of the technology incorporated in many of the Company’s products.

EMPLOYEES

     As a result of the acquisition of Centerpulse, the Company employs more than 6,500 employees worldwide, including more than 550 employees dedicated to research and development. Approximately 4,000 employees are located within the United States and more than 2,500 employees are located outside of the United States, primarily in Japan and throughout Europe. Nearly 200 North American employees are members of a trade union covered by a collective bargaining agreement. In addition, approximately 70 employees are represented by a union in the United Kingdom.

     In May 2000, the Company renewed a collective bargaining agreement with the United Steelworkers of America covering employees at the Dover, Ohio, facility. The term of this agreement was further extended as of May 15, 2003 and will continue in effect until May 15, 2007. The agreement automatically renews thereafter on a year-to-year basis until either party gives written notice of its intent to terminate the agreement, 60 days prior to a termination date. The Company believes that its relationship with its employees and the unions that represent them is good.

AVAILABLE INFORMATION

     The Company’s Internet website address is www.zimmer.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of the Company’s Internet website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. The Company’s Internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

     The following corporate governance and related documents are, or soon will be, available through the Company’s website or may be obtained in print form, without charge, by request to the Company’s Investor Relations Department: Corporate Governance Guidelines, Code of Business Conduct, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter, and Science and Technology Committee Charter.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Executive Officers of the Company

The following table sets forth certain information with respect to the executive officers of the Company as of December 31, 2003.

Name	Age	Position

J. Raymond Elliott	54	Chairman, President and Chief Executive Officer
Sheryl L. Conley	43	President, Global Products Group
James T. Crines	44	Senior Vice President, Finance/ Controller and Information Technology
David C. Dvorak	40	Executive Vice President, Corporate Services, Chief Counsel and Secretary
Richard Fritschi	43	President, Zimmer Europe and Australasia
Sam R. Leno	58	Executive Vice President, Corporate Finance and Operations and Chief Financial Officer
Bruno A. Melzi	56	Chairman, Zimmer International
Bruce E. Peterson	55	Chairman, Zimmer Americas

J. Raymond Elliott was appointed Chairman on August 6, 2001 and President and Chief Executive Officer of the Company on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., the Company’s predecessor (“Zimmer, Inc.”), in November 1997. Mr. Elliott has approximately 30 years of experience in orthopaedics, medical devices and consumer products. Prior to joining Zimmer, Inc., he served as President and Chief Executive Officer of Cybex, Inc., a publicly traded medical products company, from September 1995 to June 1997, and previously as President and Chief Executive Officer of J.R. Elliott & Associates, a privately held M&A firm. During this time, Mr. Elliott successfully completed several M&A and turnaround projects for the federal government and numerous healthcare firms, including the role of Chairman and Chief Executive Officer for Cablecom Inc. Mr. Elliott has also served as Chairman and President of various divisions of Southam, Inc., a communications group, and as Group President of food and beverage leader John Labatt, Inc. He began his career in the healthcare industry with American Hospital Supply Corporation (later Baxter International), where he gained 15 years experience in sales, marketing, operations, business development and general management, leading to his appointment as President of the Far East divisions, based in Tokyo, Japan. Mr. Elliott has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on five occasions as Chairman. He has served as a member of the board of directors and chair of the orthopaedic sector of the Advanced Medical Technology Association (AdvaMed) and is currently a director of the State of Indiana Workplace Development Board, the Indiana Chamber of Commerce, the American Swiss Foundation, and represents the State of Indiana on the President’s State Scholars Program. Mr. Elliott is a trustee of the Orthopaedic Research and Education Foundation (OREF). He holds a bachelor’s degree from the University of Western Ontario, Canada.

Sheryl L. Conley was appointed President, Global Products Group in October 2003 and she oversees the Company’s Global Development and Global Brand Management groups, the Orthopaedic Surgical Products Division and the Dental Products Division. Ms. Conley has responsibility for, among other things, strategic planning and market research. From September 2002 to October 2003, Ms. Conley served as President, Zimmer Reconstructive and from May 2000 to September 2002, she served as Vice President, Global Brand Management and Commercialization, where she was responsible for the Company’s worldwide branding, marketing and new product development efforts. Ms. Conley was General Manager, Zimmer Canada, from 1998 to 2000. In 1994, she was selected to lead the initial product development and brand marketing effort for the VerSys Hip System. Ms. Conley joined Zimmer, Inc. in 1983 and has held management positions in marketing, operations and clinical research. She holds a bachelor’s degree in Biology and Chemistry, and an M.B.A. from Ball State University and is a graduate of UCLA’s Anderson School of Business in Global Medical Devices.

James T. Crines was appointed Senior Vice President, Finance/ Controller and Information Technology in October 2003 and he is responsible for a variety of financial functions, including accounting, corporate reporting, investments and treasury, as well as for the Company’s worldwide Information Technology function. From July 2001 to October 2003, Mr. Crines served as Vice President, Finance/ Controller and from September 2000 to July 2001, he served as Vice President, Finance and Information Technology. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers Squibb from September 1995 until he joined Zimmer, Inc. in 1997 as Director of Finance. Mr. Crines has over 20 years of experience in corporate and operations finance and accounting, including five years as an auditor with Price Waterhouse from 1981 to 1986. He was employed by American Cyanamid from 1986 to 1995 and served in a variety of increasingly important financial roles, culminating in his promotion to Division Controller of its global animal health and nutrition businesses in 1993. Mr. Crines holds a bachelor’s degree in accounting from the University of Scranton and an M.B.A. from Rutgers University and is a Certified Public Accountant.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

David C. Dvorak was appointed Executive Vice President, Corporate Services, Chief Counsel and Secretary in October 2003 and he is responsible for, among other things, legal affairs, corporate business development, corporate communications and corporate human resources. From December 2001 to October 2003, Mr. Dvorak served as Senior Vice President, Corporate Affairs and General Counsel of the Company. He has served as Corporate Secretary since February 2003. Prior to his appointment with the Company, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation, an Ohio-based leader in medical sterilization and infection control products. Prior to joining STERIS in 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio law firms, focusing on mergers and acquisitions and on securities law. Mr. Dvorak holds a B.S. degree in Business Administration from Miami University in Oxford, Ohio, and a J.D. degree, magna cum laude, from Case Western Reserve University School of Law in Cleveland, Ohio.

Richard Fritschi was appointed President, Zimmer Europe and Australasia in October 2003 and he is responsible for sales in the European market as well as all European marketing and the European and Australasia operations group, including the Winterthur, Switzerland manufacturing facility. From July 2001 to October 2003, Mr. Fritschi served as President of Centerpulse Orthopedics Europe/ Asia/ Latin America. He joined Allo Pro AG (subsequently known as Sulzer Medica Company) as Controller in 1991 and was promoted to Chief Financial Officer of Allo Pro AG in 1992 before becoming General Manager of Sulzer Orthopedics Ltd. in 1999. Mr. Fritschi graduated in Economics from the Zurich Business School and from the Advanced Management Program at the Harvard Business School.

Sam R. Leno was appointed Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer in October 2003 and, in addition to his Chief Financial Officer role, he is responsible for the equity investment portfolio acquired through the Centerpulse AG acquisition and for the Company’s global operations, which include the Company’s information technology group, Puerto Rico operations, global sourcing, global planning and logistics, global inventory oversight, facilities and facilities planning, and productivity. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer of the Company. Prior to his appointment with the Company, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a global distributor of electronic components, a position he held from March 1999 until he joined the Company. From July 1995 until February 1999, Mr. Leno served as Executive Vice President and Chief Financial Officer of Corporate Express, Inc., a global supplier of office products and services. He served as Chief Financial Officer of Coram Healthcare, which specializes in home IV infusion, from 1994 until 1995. From 1971 to 1994, Mr. Leno held several financial positions of increasing responsibility at
Baxter International, Inc., formerly American Hospital Supply Corporation, including Vice President, Finance and Information Technology, Hospital Business, from 1989-1994, Vice President, Financial Planning and Analysis, from 1988 to 1989, and Vice President, Corporate Restructuring, from 1986 until 1988. Prior to joining American Hospital Supply, he served as a U.S. Naval Officer. Mr. Leno holds a B.S. degree in Accounting from Northern Illinois University and an M.B.A. from Roosevelt University.

Bruno A. Melzi was appointed Chairman, Zimmer International in October 2003 and he is responsible for the Company’s operations in Europe and Japan, as well as the international staff functions of finance, human resources, legal and communications. Mr. Melzi will also play an integral role in the ongoing integration of the international businesses of the Company and Centerpulse. He joined Zimmer, Inc. in 1990 as Managing Director, Italy. In March 2000, Mr. Melzi was promoted from Vice President and Managing Director of Italy, Germany and Switzerland, a position he held since October of 1997, to the role of President, Europe/ MEA. Mr. Melzi has over 28 years of experience in the orthopaedics and medical products industry. He has previously served as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990, as Smith & Nephew’s Business Director for Italy from 1982 to 1983, and as Executive Marketing Director for Johnson & Johnson’s Ethicon suture division from 1980 to 1982. Mr. Melzi holds a degree in law from the University of Pavia, Italy.

Bruce E. Peterson was appointed Chairman, Zimmer Americas in October 2003 and he has responsibilities with respect to the Company’s business in the United States, Canada and Latin America, as well as staff functions regarding finance, human resources, legal and communications concerning the Company’s business in the Americas. Mr. Peterson will also play an integral role in the ongoing integration of the North American, Latin American and South American businesses of the Company and Centerpulse. From July 2001 to October 2003, he served as President, Americas of Zimmer, Inc. Mr. Peterson joined Zimmer, Inc. in 1995 as Senior Vice President, U.S. Sales and Marketing and was given additional responsibility for Canada and Latin America in May 2000. Mr. Peterson has over 25 years of sales, marketing and management experience in the orthopaedics industry, including eight years with Johnson & Johnson Orthopaedics from 1975 to 1983, three previous years from 1984 to 1986 with Zimmer, Inc., and nine years as Distributor Principal and President of Great Lakes Orthopaedics from 1986 to 1995. Mr. Peterson holds a bachelor’s degree from Youngstown State University in Ohio.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

ITEM 2.	Properties

      The Company has the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing, Administration, Zimmer Institute and Corporate Headquarters	Owned	811,000

Warsaw, Indiana	Warehousing	Leased	108,000

Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000

Dover, Ohio	Research & Development, Manufacturing & Warehousing	Owned	140,000

Austin, Texas	Offices, Research & Development & Manufacturing	Owned	210,000

Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	45,000

Calabassas, California	Offices & Manufacturing	Leased	36,000

Minneapolis, Minnesota	Offices & Research & Development	Owned	42,000

Memphis, Tennessee	Offices & Warehousing	Leased	30,000

Encino, California	Offices	Leased	14,000

Houston, Texas	Offices	Leased	11,000

Sydney, Australia	Offices & Warehousing	Leased	24,000

Sydney, Australia	Offices & Warehousing	Leased	12,000

Wemmel, Belgium	Offices & Warehousing	Leased	15,000

Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000

Freiburg, Germany	Offices & Warehousing	Leased	44,000

Kiel, Germany	Offices & Warehousing	Leased	21,000

Treviso, Italy	Offices & Warehousing	Leased	11,000

Milan, Italy	Offices & Warehousing	Leased	26,000

Milan, Italy	Offices & Warehousing	Leased	10,000

Fukuoka, Japan	Warehousing	Leased	22,000

Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000

Tokyo, Japan	Offices	Leased	12,000

Tokyo, Japan	Warehousing	Leased	12,000

Seoul, Korea	Offices & Warehousing	Leased	38,000

Utrecht, Netherlands	Offices & Warehousing	Leased	16,000

Mississauga, Canada	Offices & Warehousing	Leased	52,000

Ponce, Puerto Rico	Manufacturing & Warehousing	Owned	113,000

Ponce, Puerto Rico	Offices & Warehousing	Leased	12,000

Singapore	Offices & Warehousing	Leased	10,000

Barcelona, Spain	Offices & Warehousing	Leased	16,000

Baar, Switzerland	Offices & Warehousing	Leased	86,000

Zurich, Switzerland	Offices	Leased	34,000

Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	251,000

Münsingen, Switzerland	Offices	Owned	76,000

Swindon, United Kingdom	Offices & Warehousing	Leased	47,000

Swindon, United Kingdom	Offices	Leased	14,000

     In addition to the above, the Company maintains more than 24 other offices and warehouse facilities in various countries, including the United States, Japan, Australia, France, Russia, India, Germany, Italy, Switzerland and China. The Company believes that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

      Information pertaining to legal proceedings can be found in Note 21 to the Consolidated Financial Statements, which are included herein under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

      The Company’s common stock, $.01 par value, is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for the Company’s common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2003 and 2002 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2003:
First Quarter	$49.90	$38.02
Second Quarter	$49.58	$41.20
Third Quarter	$57.00	$43.69
Fourth Quarter	$71.85	$54.84

Year Ended December 31, 2002:
First Quarter	$36.91	$29.32
Second Quarter	$36.85	$30.00
Third Quarter	$40.00	$28.00
Fourth Quarter	$43.00	$36.10

     The Company has not declared or paid dividends on the common stock since becoming a public company on August 6, 2001. Currently, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company’s credit facility also restricts the payment of dividends under certain circumstances.

     The number of beneficial owners of common stock on February 19, 2004, was approximately 531,000. On February 19, 2004, the closing price of the common stock, as reported on the New York Stock Exchange, was $78.10 per share.

     The Company did not sell any equity securities which were not registered under the Securities Act of 1933 during the fourth quarter of 2003.

     The information required by this Item concerning equity compensation plans is incorporated by reference in Item 12 to this report.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

ITEM 6.	Selected Financial Data

      The financial information for each of the past five years ended December 31, is set forth below (in millions,

except per share amounts):

    Summary of Operations

	2003(1)	2002	2001	2000	1999

Net sales	$1,901.0	$1,372.4	$1,178.6	$1,040.6	$938.9
Net earnings	346.3	257.8	149.8	176.0	149.9
Pro forma net earnings assuming change in accounting principle for instruments is applied retroactively(2)	291.2	260.8	156.2	177.1	155.3
Earnings per common share
Basic	$1.67	$1.33	$0.77	$0.91	$0.77
Diluted	1.64	1.31	0.77	0.91	0.77
Pro forma earnings per common share assuming change in accounting principle for instruments is applied retroactively(2)
Basic	$1.40	$1.34	$0.81	$0.91	$0.80
Diluted	1.38	1.33	0.80	0.91	0.80
Average common shares outstanding(3)
Basic	207.7	194.5	193.7	193.6	193.6
Diluted	211.2	196.8	194.3	193.6	193.6
Balance Sheet Data
Total assets	$5,156.0	$858.9	$745.0	$597.4	$605.6
Due to former parent	–	–	–	144.0	41.0
Short-term debt	101.3	156.7	150.0	–	–
Long-term debt	1,007.8	–	213.9	–	–
Other long-term obligations	352.6	91.8	79.3	5.5	4.2
Stockholders’ equity	3,143.3	366.3	78.7	N/A	N/A

(1)	Includes the results of Centerpulse subsequent to October 2, 2003 and Centerpulse balance sheet data as of December 31, 2003. See Note 3 to the audited financial statements for more information on the Centerpulse acquisition.

(2)	Pro forma net earnings for the year ended December 31, 2003 are before the cumulative effect of an accounting change of $55.1 million. The years ended December 31, 2002, 2001, 2000 and 1999 reflect the retroactive application of a new accounting method for instruments. Effective January 1, 2003, Zimmer changed its method of accounting for instruments which are owned by Zimmer and used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment and are depreciated using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. In prior periods, undeployed instruments were carried as a prepaid cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service.

(3)	For periods ended prior to August 6, 2001, average common shares reflect the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the stockholders of the Company’s former parent. For periods subsequent to August 6, 2001, average common shares reflect any new issuances of common stock and the dilutive effect of outstanding stock options, where appropriate.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.

OVERVIEW

     The Company is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures. With operations in more than 24 countries and products marketed in more than 80 countries, operations are managed through three reportable geographic segments – the Americas, Europe and Asia Pacific.

     Events Affecting Operating Performance in 2003. Centerpulse results of operations have been included in the Company’s results subsequent to the completion of that acquisition on October 2, 2003, and their respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of October 2, 2003, with the excess purchase price being allocated to goodwill. The pending acquisition of Implex gives the Company enhanced flexibility in the development of products using Trabecular Metal Technology, which the Company believes has significant potential in orthopaedic reconstructive and spinal product applications.

     The Company continues to make significant progress in the development and introduction of MIS Procedures and Technologies. This includes the continued rollout of the Zimmer MIS 2-Incision Hip Replacement Procedure, and the development of the MIS Quad-Sparing Total Knee Procedure that the Company introduced at the 2004 American Academy of Orthopaedic Surgeons meeting in San Francisco. The Company believes such innovative approaches will significantly impact the orthopaedics industry. Since its opening in March 2003, the Zimmer Institute in Warsaw, Indiana has seen extensive use for MIS education, new product development meetings and sales training programs. During the year, the Company continued to expand the Zimmer Institute’s global affiliations.

     With the acquisition of Centerpulse, the Company begins an exciting new chapter in its history. The successful integration of the Centerpulse business, which began in the fourth quarter, is the Company’s critical objective for the near term. More than 100 full time personnel from Zimmer, Centerpulse and independent professional service organizations are managing more than 275 major integration projects for over 80 legal entities in 80 different countries. The integration process, under the direction of the Company’s senior management team, continues to advance. The Company has made substantial progress in developing global combined product strategies, in integrating the Company’s U.S. sales and European business organizations, and in melding essential activities as diverse as global accounting principles and E-mail systems. During the year, the Company recorded $79.6 million (pre-tax) of acquisition and integration costs for contract terminations, professional fees, employee severance, retention pay, employee relocation costs and other expenses. In 2004, the Company expects to incur another $128.0 million for similar costs and expenses as integration progresses.

     The Company’s operating results in the fourth quarter, the first quarter for which it reported combined results, indicated that the acquisition of Centerpulse was accretive to our shareholders, excluding acquisition and integration expenses, in-process R&D write-off and inventory step-up. The Company’s combined gross margin, in the fourth quarter, including an inventory step-up charge of $42.7 million, was 68.1 percent directly related to geographic and product mix, price and strong manufacturing performance. The Company believes that its reported gross margin for the fourth quarter, which reflects the combination with Centerpulse and the consequently higher European revenue content, remains strong. Other important financial metrics include the Company’s level of spending on research and development and its selling, general and administrative expenses as a percentage of sales. The Company expects over the next couple of years to continue to invest in research and development at almost 6 percent of sales, as investments in spine, biologics and new technology increase. In management’s view, the Company’s selling, general and administrative expenses are well managed, closing out the fourth quarter at 40.9 percent of revenue.

     Despite the strong operating performance in the fourth quarter, the Company expects to realize approximately $50 million in sales dis-synergies in 2004. The Company believes it is possible, given the complexity of the Centerpulse combination, that its reconstructive revenue growth in Europe, for example, may lag the European reconstructive market as the Company works through integration challenges in key markets such as France, Italy and Germany.

     Economic and Industry Wide Factors Relevant to the Company. On a worldwide basis, price improvement has remained firm at 3-4 percent in the last two years. The Company realized better than expected growth in average

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

selling prices at 4 percent in its most recent quarter in the Americas, the Company’s largest operating segment. Although the industry has experienced steady growth in price in the last few years, the Company expects price growth to moderate in the near term and settle in at rates of 2-3 percent for 2004. Pressure from healthcare cost containment efforts may affect prices in markets where health care spending grows at a rate higher than the local economy. Even though the clinical benefits of joint replacement products and fixation devices are well documented, the orthopaedic industry could be subject to such efforts by various consumers of healthcare in different parts of the world. In Japan, as an example, where hospital reimbursement prices for medical devices are set by the Ministry of Health, Labor and Welfare, the Company expects pricing to decline 4-6 percent in mid to late 2004 as compared with the more traditional 2-4 percent decline experienced in prior bi-annual price adjustments. Another important factor affecting the industry is global demand for orthopaedic devices. Orthopaedic procedure volume on a worldwide basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as our MIS Procedures and Technologies) and more active lifestyles, among other factors.

     Adoption rates for new technologies are another key indicator of industry performance. In the Company’s business, revenue has grown with the introduction of new products such as Longevity Highly Crosslinked Polyethylene Liners which accounted for 11 percent of the Company’s total Liner sales in its first year of introduction and now comprises over 90 percent of the Company’s Liner sales. The Centerpulse companion product Durasul® Highly Crosslinked Polyethylene was up 47 percent in the fourth quarter. Crosslinked polyethylene products generally demand a higher price than standard Liners due to anticipated improvement in wear characteristics, as demonstrated in laboratory tests. In 2002, the Company introduced Prolong Crosslinked Polyethylene for the knee, which is also sold at a premium to standard articulating surfaces. In the fourth quarter, Prolong represented approximately 42 percent of all cruciate retaining articulating surface product sales and 14 percent of all articulating surfaces. While the price premium is significant on this product, the Company believes its ultimate impact of resistance to delamination has potentially far ranging medical and economic benefits. Adoption rates for the Company’s new products associated with Crosslinked Polyethylene, MIS Procedures and Technologies, Trabecular Metal, Knee and Hip Revision products, Interpositional Knee devices, and new trauma, spine and dental devices will continue to affect the Company’s operating performance.

     In recognition of the importance of the successful introduction of new technologies, Zimmer has developed a full time department called – “Health Technology Assessment and Reimbursement.” This department has supported the collection and analysis of clinical data to determine the economic effects of certain surgical procedures and the use of the Company’s products.

     Another important factor affecting operating performance is foreign currency fluctuations. With a significant portion of the Company’s revenue derived from sales of its products outside of the United States, revenues and operating results are affected by currency exchange rate fluctuations. A weakening U.S. dollar throughout 2003 contributed to the growth in revenue reported in the year ended December 31, 2003, adding four percent of the 20 percent reported revenue growth, excluding Centerpulse product revenue. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited.

     An evolving trend which may affect the industry and the Company’s operating performance in the future is connected with how the industry markets its products. Industry players have recently turned to direct-to-consumer (DTC) advertising and promotion as a means of promoting new products and technologies. As this development is in its beginning stages, it is not possible to predict how this may affect operating performance, if at all, in the future. The Company has engaged in relatively low-cost DTC campaigns in connection with the launch of its NexGen LPS-Flex Knee and to publicly reach out to patients while working with surgeons to introduce MIS Technologies and Procedures. The Company has made use of the Zimmer-owned web site, PaceWithLife.com, which in 2003 resulted in 38,000 “Find a Doc” requests and almost 10,000 marketing packets mailed. And the Company’s MIS “Adword” campaigns had more than 30,000 “click-thru’s” on nearly one million impressions. The Company’s six month national public relations campaign in 2003 completed the year with almost 170 placements and reached audiences of close to 15 million people. While certain competitors are now engaged in more expensive national advertising, the Company is currently satisfied with the returns it has experienced with its low-cost DTC campaigns.

     Lastly, among the many factors that affect operating performance within the industry is the development and protection of intellectual property. In 2003, the Company was granted a patent by the U.S. Patent and Trademark Office for the Zimmer MIS 2-Incision Hip Replacement Procedure. The patent includes 17 approved claims. In addition to the issued patent, five more Zimmer MIS 2-Incision Hip Procedure patents are pending with a total of 122 additional claims identified relating to the surgical technique and instrumentation. Similarly, and equally important, the U.S. Patent and Trademark Office has issued patents for the Company’s Transformational Technology MIS Hip Fracture Fixation System with 22 product and procedure claims approved and five patents and 239 claims outstanding. Furthermore, the Company has seven patents pending related to its unique MIS “Quad-Sparing” or “QS” Total Knee Procedure with a total of 395 claims covering novel aspects of the procedure and instrumentation, as well as new implant designs. The Company believes there is significant potential

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

value in the U.S. Patent and Trademark Office recognizing that the Company has developed something sufficiently unique to deserve a patent.

RESULTS OF OPERATIONS

Year Ended December 31, 2003

Compared to Year Ended December 31, 2002

     The following table presents the components of the year-over-year percentage changes in net sales by geographic segment:

	Zimmer Standalone
					Impact of
	Volume/		Foreign	Sub-	Centerpulse	Net
	Mix	Price	Exchange	Total	Acquisition	Change

Americas	15%	4%	–%	19%	11%	30%
Europe	19	2	17	38	77	115
Asia Pacific	4	1	9	14	7	21
Consolidated	13	3	4	20	19	39

     Net sales for the year ended December 31, 2003 increased 39 percent to $1,901.0 million. Sales growth was driven by strong demand for the Company’s reconstructive implants and additional sales from the October 2, 2003 Centerpulse acquisition. The 39 percent increase was comprised of a 20 percent increase in Zimmer standalone sales and a 19 percent increase due to the Centerpulse acquisition. “Zimmer standalone sales” as used herein refers to sales for the period less sales from acquired Centerpulse businesses. Favorable demographics, including an aging population and a continued shift to premium priced products, contributed to the favorable volume and mix growth. Higher average selling prices were realized in all three geographic segments. The continued weakening of the U.S. dollar versus the Euro and the Japanese yen were the main contributors to the favorable impact of foreign currency exchange rates on net sales.

     Net sales in the Americas for the year ended December 31, 2003 increased 30 percent to $1,208.3 million. Sales growth was driven by strong demand for the Company’s reconstructive implants and additional sales from the Centerpulse acquisition. The 30 percent increase was comprised of a 19 percent increase in Zimmer standalone sales plus an 11 percent increase due to the Centerpulse acquisition. Net sales of reconstructive implants increased 33 percent to $941.4 million, 22 percent due to increased Zimmer standalone sales and 11 percent related to the Centerpulse acquisition. Knee sales increased 32 percent to $523.6 million, 24 percent related to increased Zimmer standalone sales and 8 percent due to the Centerpulse acquisition. Hip sales increased 27 percent to $365.6 million, 21 percent due to increased Zimmer standalone sales and 6 percent due to the Centerpulse acquisition. Knee sales growth was led by the NexGen Legacy Knee-Posterior Stabilized product line, including the LPS-Flex Knee, the NexGen Trabecular Metal Technology tibial components, the NexGen CR Knee with Prolong Crosslinked Polyethylene and the NexGen Rotating Hinge Knee. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys Hip System Fiber Metal Taper stem, which is often used in MIS hip replacement procedures; Trabecular Metal acetabular cups; and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners.

     Net sales in Europe for the year ended December 31, 2003 increased 115 percent to $366.0 million. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 115 percent increase was comprised of a 77 percent increase due to the Centerpulse acquisition and a 38 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 119 percent to $329.8 million, 81 percent due to the Centerpulse acquisition and 38 percent due to increased Zimmer standalone sales (increased 20 percent constant currency). Constant currency as used herein refers to sales growth measurements computed by eliminating the effect of changes in foreign exchange rates between periods. Knee sales increased 72 percent to $162.8 million, 37 percent due to the Centerpulse acquisition and 35 percent due to increased Zimmer standalone sales (increased 17 percent constant currency). Hip sales increased 196 percent to $151.7 million, 152 percent due to the Centerpulse acquisition and 44 percent due to increased Zimmer standalone sales (increased 27 percent constant currency). Knee sales were driven by strong sales of the NexGen Legacy system of knee prostheses, the NexGen CR Knee, NexGen Trabecular Metal components and the NexGen Rotating Hinge Knee. Hip sales were driven by strong sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners, VerSys porous stems and Trabecular Metal technology cups.

     Net sales in Asia Pacific for the year ended December 31, 2003 increased 21 percent to $326.7 million. Sales growth was driven by strong demand for the Company’s reconstructive implants and additional sales from the Centerpulse acquisition. The 21 percent increase was comprised of a 14 percent increase in Zimmer standalone sales and a 7 percent increase due to the Centerpulse acquisition. Net sales of reconstructive implants increased 25 percent to $249.8 million, 14 percent due to increased Zimmer standalone sales (increased 5 percent constant currency) and 11 percent due to the Centerpulse acquisition. Knee sales increased 21 percent to $114.2 million, 16 percent due to increased Zimmer standalone sales (increased 6 percent constant currency) and 5 percent due to the Centerpulse acquisition. Hip sales increased 25 percent to $128.2 million, 13 percent due to increased Zimmer standalone sales (increased 4 percent constant currency) and 12 percent due to the Centerpulse acquisition. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Technology tibial components and the NexGen CR Knee. Hip sales were driven primarily by the continued conversion to porous stems and sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     The following table presents the components of the year-over-year percentage changes in net sales by product category:

	Zimmer Standalone
					Impact of
	Volume/		Foreign	Sub-	Centerpulse	Net
	Mix	Price	Exchange	Total	Acquisition	Change

Reconstructive implants	16%	3%	4%	23%	20%	43%
Trauma	4	3	3	10	3	13
Spine(1)	–	–	–	–	N/A	N/A
Orthopaedic surgical products	5	2	3	10	–	10
Consolidated	13	3	4	20	19	39

     Overall, worldwide reconstructive implant sales increased 43 percent to $1,521.0 million. The 43 percent increase was comprised of a 23 percent increase in Zimmer standalone sales and a 20 percent increase due to the Centerpulse acquisition. Knee sales increased 37 percent to $800.5 million, 24 percent due to increased Zimmer standalone sales (increased 20 percent constant currency) and 13 percent due to the Centerpulse acquisition. Knee sales were led by the NexGen Legacy Knee Posterior Stabilized product line including the LPS-Flex Knee, NexGen Trabecular Metal tibial components and the NexGen CR Knee with Prolong Crosslinked Polyethylene. Hip sales increased 46 percent to $645.6 million, 24 percent due to the Centerpulse acquisition and 22 percent due to increased Zimmer standalone sales (increased 17 percent constant currency). Hip sales were driven by continued conversion to porous stems, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Dental sales were $29.8 million, reflecting solid growth in both standard and tapered Swiss Plus design implants. Trauma sales increased 13 percent to $151.6 million, 10 percent due to increased Zimmer standalone sales (increased 7 percent constant currency) and 3 percent due to the Centerpulse acquisition. Trauma sales were led by sales of the Zimmer Periarticular Plating System. Spine sales were $33.6 million due to sales from Centerpulse. Orthopaedic surgical product sales increased 10 percent (7 percent constant currency) to $194.8 million, primarily driven by the continued growth of the OrthoPAT Orthopedic Perioperative Autotransfusion System.

     Gross profit as a percentage of net sales was 72.8 percent in 2003 compared to 74.9 percent in 2002. Gross profit for 2003 was reduced $42.7 million, or 2.2 percent of net sales, as a result of an inventory step-up charge recognized in connection with the Centerpulse acquisition. Sales and gross profit from Centerpulse also reduced reported gross margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. Increased Zimmer standalone average selling prices in all geographic segments, the continued conversion from cemented implants to higher margin porous implants and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit. The Company’s operating plans annually call for reductions in unit manufacturing cost of its products as a direct result of a number of factors, including but not limited to, increased volume, improvements in material technology, replacement of used machinery and equipment with higher speed equipment, changes in the configuration of manufacturing cells designed to increase throughput, labor automation as well as in-sourcing. Focus on inventory cost reduction is a strategic imperative. The Company will continue to direct efforts on driving down costs of products sold, general and administrative expenses and holding costs associated with working capital.

     Research and development as a percentage of net sales was 5.6 percent in 2003 compared to 5.9 percent in 2002, as research and development expenses increased 31 percent from the prior year compared to a 39 percent increase in sales. Research and development expense increased to $105.8 million from $80.7 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, innovative materials such as Trabecular Metal and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. Maintaining a robust product development pipeline has enabled Zimmer to achieve significant contributions in revenue from new products, which management defines as products introduced within the prior 36 month period. For example, in the fourth quarter, new product revenue, excluding Centerpulse, represented 18.9 percent of sales, at the high end of the Company’s stated quarterly and annual goal of 15-20 percent, in place since 1999. Management expects over the next year or two to continue to invest in R&D at almost 6 percent of sales on a higher revenue base as investments in spine, biologics and new technology increase.

     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 38.8 percent in 2003 compared to 39.8 percent (39.4 percent assuming the change in accounting principle for instruments is applied retroactively) in 2002. Low cost inflation accompanied with double digit revenue growth has driven the overall expense ratio lower for the year. Detailed planning, monitoring and control over these expenses have also contributed to the improvement. While well managed, the Company has introduced programs and activities in 2003 that involve significant investments, which, in part, are reflected in SG&A. As an example, the Zimmer Institute has seen very active use in 2003. The Zimmer Institute, which is used for surgeon training, product development activities such as prototype evaluations and product and instrument training for independent field sales representatives, provided training for over 500 surgeons, physician assistants and nurses on
the MIS 2-Incision Hip Replacement Procedure and the

(1) Spine is a new product category as a result of the Centerpulse acquisition.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

MIS Quad-Sparing Total Knee Procedure over the course of 2003. The cost of training is borne by the Company and reported in SG&A. The acquisition of Centerpulse resulted in higher SG&A as a percentage of sales in the fourth quarter. The change in accounting principle for instruments favorably impacted SG&A by $26.8 million, or 1.4 percent of net sales, in 2003.

     Acquisition and integration expenses related to the acquisition of Centerpulse and InCentive were $79.6 million, including $36.1 million of sales agent and lease contract termination expenses, $15.4 million of integration consulting expenses, $10.2 million of employee severance and retention expenses, $6.4 million of professional fees, $5.3 million of costs for meetings and activities associated with the initial cross-training of employees and independent sales representatives, $2.4 million of investment banking fees incurred by Centerpulse, $2.0 million of personnel expenses and travel for full-time integration team members, $0.6 million of employee relocation expenses and $1.2 million of other miscellaneous acquisition and integration expenses.

     Operating profit increased 12 percent to $450.7 million. Operating profit growth was driven by strong organic sales growth, operating profit contributed by Centerpulse and effectively controlled operating expenses. In addition, the change in accounting principle for instruments favorably impacted operating profit by $26.8 million. These favorable items were offset by Centerpulse inventory step-up of $42.7 million, Centerpulse in-process research and development write-offs of $11.2 million and Centerpulse acquisition and integration expenses of $79.6 million.

     The Company’s effective tax rate for the year ended December 31, 2003 was 33.6 percent, compared to 33.7 percent in 2002. The decrease from 33.7 percent to 33.6 percent was due to expanded operations in Puerto Rico and the implementation of certain business strategies in 2002 which resulted in reducing taxes in certain jurisdictions and increased credits, offset by non-deductible in-process research and development charges.

     Net earnings increased 34 percent to $346.3 million from $257.8 million in 2002, driven by strong organic sales growth, earnings contributed by Centerpulse, leveraged operating expenses and the one-time, non-cash cumulative effect of change in accounting principle for instruments of $55.1 million (net of tax), offset by Centerpulse inventory step-up of $28.0 million (net of tax), Centerpulse in-process research and development write-offs of $11.2 million and Centerpulse acquisition and integration expenses of $51.1 million (net of tax). Basic and diluted earnings per share increased 26 percent and 25 percent to $1.67 and $1.64, respectively, from $1.33 and $1.31 in 2002.

Year Ended December 31, 2002

Compared to Year Ended December 31, 2001

     Net sales for the year ended December 31, 2002, increased 16 percent. Sales growth reflected strong demand for the Company’s reconstructive implants, including the NexGen line of knee products and the VerSys Hip System. New products launched within the last 36 months represented 18 percent of total sales, including the successful recent launches of key products including the Prolong Crosslinked Polyethylene for NexGen CR Knee, the NexGen Trabecular Metal Monoblock tibials, the NexGen Rotating Hinge Knee and the Trabecular Metal acetabular cups. Favorable demographics helped drive increased surgical procedures in all regions, with the Company’s largest operating segment, the Americas, as well as Europe, leading the overall outstanding results. The increase was comprised of a 12 percent increase due to incremental volume and changes in the mix of product sales and a 4 percent increase due to higher average selling prices.

     Net sales in the Americas increased 18 percent for the year to $932.9 million compared to 2001. This increase was comprised of a 13 percent increase due to incremental volume and changes in the mix of product sales, together with a 5 percent increase due to higher average selling prices. Sales of reconstructive implants increased by 21 percent with strong sales in all categories. Knee sales increased 24 percent led by growth in sales of NexGen Legacy Knee-Posterior Stabilized products, NexGen LPS-Flex Knee, NexGen CR Knee components incorporating Prolong Crosslinked Polyethylene, the M/G Unicompartmental Knee, which features MIS Instrumentation and the recently launched NexGen Trabecular Metal tibial components. Hip sales increased 17 percent driven by continued conver-sion to porous stems, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales increased 10 percent for the year in large part due to increased sales of the Zimmer Periarticular Plating System and the ZPS.

     Net sales in Asia Pacific increased 6 percent (increased 8 percent constant currency) for the year to $269.6 million. This increase was comprised of a 7 percent increase due to incremental volume and changes in the mix of product sales and 1 percent increase due to higher average selling prices, offset by a 2 percent decrease due to foreign exchange rate fluctuations. Knee sales increased 9 percent (increased 11 percent constant currency) reflecting continued strong growth in the NexGen LPS-Flex Knee. Hip sales increased 11 percent (increased 14 percent constant currency) driven primarily by the continued conversion to porous stems and sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Trauma product sales decreased 13 percent (decreased 10 percent constant currency) reflecting a decline in M/DN® Intramedullary Fixation nails and compression hip screw sales, primarily in Japan.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

to foreign exchange rate fluctuations. Knee sales increased 27 percent (increased 22 percent constant currency) driven by strong sales of the NexGen Legacy system of knee prostheses, including the LPS-Flex Knee, the M/G Unicompartmental Knee system with MIS Instrumentation, and the recently launched NexGen Rotating Hinge Knee. Hip sales increased 33 percent (increased 28 percent constant currency) driven by strong sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners, VerSys porous stems, supported by the ZMR Revision Hip System and Trabecular Metal acetabular cups.

     Overall, worldwide reconstructive implant sales increased 20 percent (increased 20 percent constant currency) to $1,061.7 million. Knee sales increased by 22 percent (increased 21 percent constant currency) to $586.1 million, led by the NexGen Legacy Knee Posterior Stabilized product line including the LPS-Flex Knee, NexGen Trabecular Metal tibial components, the NexGen CR Knee with Prolong Crosslinked Polyethylene, and the M/G Unicompartmental Knee system with MIS Instrumentation. Hip sales increased 17 percent (increased 17 percent constant currency) to $441.1 million driven by continued conversion to porous stems, Trabecular Metal acetabular cups, and increased sales of Trilogy Acetabular System cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Longevity Liner sales comprised 85 percent of primary hip liner sales in 2002. Trauma sales increased 4 percent (increased 5 percent constant currency) to $133.8 million, led by sales of the Zimmer Periarticular Plating System. Orthopaedic surgical product sales increased by 8 percent (increased 9 percent constant currency) to $176.9 million, led by the continued growth of the OrthoPAT Orthopedic Perioperative Autotransfusion System.

     Gross profit as a percentage of net sales was 74.9 percent in 2002 compared to 72.7 percent in 2001, which included separation costs of $11.9 million, or 1.2 percent of sales. The increase was attributable to increased average selling prices realized in all segments, the continued conversion from cemented hip implants to higher margin porous products, increased penetration of Longevity Highly Crosslinked Polyethylene Liners, higher sales of revision implants and various manufacturing improvements. The Company upgraded its automated foundry process for casting knee femorals, hip stems and cups. An increased number of products were moved to robotic polishing, as well as, additional porous knee femorals converted to the fiber metal laser welding process. Several products previously purchased from outside suppliers were moved in house for production. Investments in high speed machining and new tooling technologies made improvements in reducing both product cycle times and scrap. Lastly, standardization of the Company’s manufacturing processes resulted in improvement in efficiency.

     Research and development as a percentage of net sales was 5.9 percent in 2002 compared to 6.1 percent in 2001, which included separation costs of $3.2 million. Increases in research and development costs outpaced sales growth, reflecting investments in active and new projects, and is consistent with the Company’s stated target to be at the higher end of the industry average, or approximately 6 percent of sales. The Company has many active projects underway focused on areas of strategic significance, including MIS Technologies and the establishment of the Zimmer Institute, innovative materials such as Trabecular Metal and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biotechnology.

     Selling, general and administrative expenses as a percentage of net sales were 39.8 percent in 2002 compared to 45.6 percent in 2001, which included separation costs of $54.9 million. Selling, general and administrative expenses increased 1.7 percent to $546.0 million in 2002 from $537.1 million, including separation costs of $54.9 million, or 4.7 percent of sales, in 2001. The expense ratio reflects lower selling expenses as a result of lower costs associated with the Company’s U.S. distributor network, sales force and dealer reorganization in Japan, and improved efficiency in the utilization of instruments (more frequent use of instruments resulted in fewer placements and less expense). This was partially offset by approximately $2 million of consulting costs associated with tax services and analysis of various external development opportunities, continued investments in various strategic initiatives including MIS Technologies, DTC advertising, training and medical education, and higher insurance premiums.

     Operating profit increased 62 percent in 2002 to $400.9 million from $248.3 million in 2001 due to strong sales growth and controlled increases in operating expenses at rates below sales growth.

     The effective tax rate on earnings before taxes decreased to 33.7 percent in 2002 compared to 37.8 percent in 2001. The decrease was due to expanded operations in Puerto Rico, increased R&D credits, higher foreign tax credits and the implementation of certain business strategies in 2002 which resulted in reducing taxes in certain jurisdictions and increased credits.

     Net earnings increased 72 percent to $257.8 million from $149.8 million in 2001, due to strong sales growth and improved gross profit, lower rate of increase in selling, general and administrative expenses than sales and the incurrence of $70.0 million ($49.9 million, net of tax) of separation costs in 2001. Basic and diluted earnings per share increased 73 percent and 70 percent to $1.33 and $1.31, respectively, from $0.77 in 2001.

OPERATING PROFIT BY SEGMENT

     Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and separation costs from the Company’s former parent. For more information regarding the Company’s segments, see Note 17 to the consolidated financial statements included elsewhere in this Form 10-K.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

The following table sets forth the operating profit margin by segment for the years ended December 31, 2003,

2002 and 2001:

Percent of net sales

Year Ended December 31,	2003	2002	2001

Americas	51.2%	48.3%	47.4%
Europe	26.3	24.4	19.5
Asia Pacific	45.3	46.1	45.4

Year Ended December 31, 2003
Compared to Year Ended December 31, 2002

     Operating profit for the Americas as a percentage of net sales increased due to improved gross margins driven by higher average selling prices and increased sales of higher margin products, leveraged operating expenses and the favorable impact of the change in accounting principle for instruments. The change in accounting principle for instruments increased operating profit by 1.7 percentage points. With respect to sales growth, increased Zimmer standalone average selling prices of 4 percent in 2003 and favorable effects of volume and mix, 15 percent increase in 2003, represent the most significant factors in improved operating profit in the Americas. As reconstructive implant sales grow at a higher rate than trauma and orthopaedic surgical products, operating profit margins generally tend to improve since reconstructive product sales generally earn higher gross margins. This was the case in 2003, with Zimmer standalone reconstructive implant sales growth of 22 percent as compared with total Zimmer standalone sales growth of 19 percent. In the fourth quarter, the Company reported operating profit as a percent of net sales of 50.4 percent for the Americas.

     Operating profit for Europe as a percentage of net sales increased due to improved gross profit margins driven by higher Zimmer standalone average selling prices and favorable product and country mix, leveraged operating expenses and the favorable impact of the change in accounting principle for instruments. The change in accounting for instruments increased operating profit by 1.4 percentage points. Increases in Zimmer standalone average selling prices in Europe of 2 percent in 2003 and the effect of volume and mix, 19 percent increase in 2003, were the key factors in improved operating profit. Also contributing to the improvement was significantly lower growth in operating expenses. In the fourth quarter, the Company reported operating profit as a percent of net sales of 24.7 percent for Europe.

     Operating profit for Asia Pacific as a percentage of net sales decreased primarily due to less favorable rates on hedge contracts during the year compared to the prior year, partially offset by increased Zimmer standalone average selling prices and leveraged operating expenses. The change in accounting for instruments had an immaterial effect on operating profit for Asia Pacific. Increases in Zimmer standalone average selling prices in Asia Pacific of 1 percent and volume and mix improvements of 4 percent in 2003 contributed modest improvement but was offset by higher cost of products sold. Included in cost of product sold are losses on foreign exchange hedge contracts, which increased in 2003 relative to 2002. In the fourth quarter, the Company reported operating profit as a percent of net sales of 47.1 percent for Asia Pacific.

Year Ended December 31, 2002
Compared to Year Ended December 31, 2001

     Operating profit for the Americas as a percentage of net sales increased to 48.3 percent in 2002 from 47.4 percent in 2001, reflecting improved gross profit margins due to higher average selling prices and increased sales of higher margin products, and lower selling expenses as a percent of sales due to lower costs associated with the U.S. distributor network. The Americas continued to invest in strategic initiatives such as MIS Technologies, field sales personnel, medical education programs and new product launches.

     Operating profit for Asia Pacific as a percentage of net sales increased to 46.1 percent in 2002 from 45.4 percent in 2001. This increase reflects lower selling, general and administrative expenses as a percent of sales in Japan as a result of a sales force and dealer reorganization, partially offset by lower gross profit margins as a result of lower yen hedge gains compared to 2001.

     Operating profit for Europe as a percentage of net sales increased to 24.4 percent in 2002 from 19.5 percent in 2001, due to improved gross profit margins as a result of higher average selling prices and favorable product and country mix, the leveraging of sales growth in Europe on controlled increases in operating expenses and improved efficiency in the utilization of instruments (more frequent use of instruments resulted in fewer placements and less expense).

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operations were $494.8 million

in 2003, compared with $220.2 million in 2002. The principal source of cash was net earnings before cumulative effect of change in accounting principle of $291.2 million. Non-cash expenses for the period included depreciation and amortization expense of $103.3 million, Centerpulse inventory step-up of $42.7 million and Centerpulse in-process research and development write-offs of $11.2 million. Working capital management, together with the collection of $20.0 million of cash related to Centerpulse tax loss carryforwards, contributed $80.4 million to operating cash flow.

     Working capital continues to be a key management focus. At December 31, 2003, the Company had 62 days of sales outstanding in accounts receivable, unfavorable to the prior year by 10 days. Acquired Centerpulse businesses had a negative impact of 10 days, due to Centerpulse’s business mix which has a greater proportion of European revenue with payment terms generally longer than those in the U.S. At December 31, 2003, the Company had 232 days of inventory on hand compared to 247 days reported at the end of 2002. The reduction was principally due to improved inventory management and the acquired dental and spinal businesses carrying fewer days of inventory.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     Cash flows used in investing activities were $1,102.7 million in 2003 compared with $35.7 million in 2002. The increase was principally due to the Centerpulse and InCentive acquisitions, which included cash payments to former Centerpulse and InCentive shareholders of $1,187.1 million and cash payments for direct acquisition costs of $37.2 million, offset by cash acquired of $296.6 million. During June 2003, the Company acquired the TransFx External Fixation System product line from Immedica, Inc. for $14.8 million. In addition, the January 1, 2003 change in accounting principle for instruments resulted in the Company classifying instrument purchases as capital expenditures during 2003 versus being expensed in 2002. Cash payments for instruments were $113.6 million during 2003. Instrument purchases increased to support sales growth, new product launches and MIS procedure growth.

     Cash flows provided by financing activities during 2003 were impacted by the Company’s $1,357 million borrowing on October 2, 2003 to finance the Centerpulse and InCentive acquisitions, refinance existing Company debt and debt assumed from Centerpulse, and pay certain acquisition closing costs. This initial borrowing was reduced by fourth quarter operating cash flows, including the collection of $20.0 million of cash related to Centerpulse tax loss carryforwards, cash received from the exercise of Company stock options and cash acquired from Centerpulse and InCentive.

     In connection with the Centerpulse and InCentive acquisitions, the Company entered into the following committed financing arrangements: (i) $400 million 364-day revolving credit facility, (ii) $800 million three-year revolving credit facility and (iii) $550 million five-year term loan facility, (collectively, the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at December 31, 2003, were approximately $548 million. Effective on the closing date of the acquisitions, the Company terminated its $600 million, committed, multi-currency revolving senior credit facility.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term debt rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company is in compliance with all covenants under the Senior Credit Facility as of December 31, 2003. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

     The Company also has available uncommitted credit facilities totaling $35 million.

     The Company expects to incur Centerpulse integration expenses during 2004 of approximately $128.0 million. These expenses are expected to be paid out principally during 2004 with cash flows from operations and borrowings available under the Senior Credit Facility.

     On March 2, 2004, the Company entered into an Amended and Restated Merger Agreement relating to the acquisition of Implex, a privately held orthopaedics company based in New Jersey, for cash. Each share of Implex stock will be converted into the right to receive cash having an aggregate value of approximately $108 million at closing and additional cash earn-out payments that are contingent on the growth of Implex product sales through 2006. The net value transferred at closing will be approximately $89 million, which includes adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance arrangement, escrow and other items. The Company expects to finance the initial cash payment with borrowings available under its Senior Credit Facility. The Company expects to pay the contingent payments, if any, with cash flows from operations and borrowings available under its Senior Credit Facility.

     The Company had $77.5 million in cash and equivalents, $14.5 million in restricted cash and outstanding borrowings of $1,109.1 million as of December 31, 2003. The Company expects to pay off the remaining debt balance by the end of 2006 with cash provided from operations absent any cash requirements for significant acquisitions. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating. As a result of the Centerpulse acquisition, on September 29, 2003, Standard & Poor’s Ratings Services raised its corporate credit and senior unsecured ratings on the Company to “BBB” from “BBB-”. At December 31, 2003, Moody’s corporate credit and senior unsecured ratings on the Company were “Baa3”.

     Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

CONTRACTUAL OBLIGATIONS

     The Company has entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates the Company’s contractual obligations:

		Less
		Than	1 - 3	4 - 5	After
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Long-term debt	$1,103.0	$100.0	$655.3	$347.7	$–
Capital leases	6.1	1.3	3.7	1.1	–
Operating leases	77.2	23.0	32.3	9.2	12.7
Purchase Obligations	13.3	13.3	–	–	–
Other long-term liabilities	352.6	–	139.9	42.0	170.7

Total contractual obligations	$1,552.2	$137.6	$831.2	$400.0	$183.4

CRITICAL ACCOUNTING ESTIMATES

     The financial results of the Company are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

          Excess Inventory and Instruments – The Company must determine as of each balance sheet date how much, if any, of its inventory may ultimately prove to be unsaleable or unsaleable at its carrying cost. Similarly, the Company must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Reserves are established to effectively adjust inventory and instruments to net realizable value. To determine the appropriate level of reserves, the Company evaluates current stock levels in relation to historical and expected patterns of demand for all of its products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work-in-progress inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis. Centerpulse historically applied a similar conceptual framework in estimating market value of excess inventory and instruments under International Financial Reporting Standards and U.S. generally accepted accounting principles. Within that framework, Zimmer and Centerpulse differed however, in certain respects, to their approaches to such estimation. Following the acquisition, the Company determined that a consistent approach is necessary to maintaining effective control over financial reporting. Consideration was given to both approaches and the Company established a common estimation technique taking both prior approaches into account. This change in estimate resulted in a charge to earnings of $3.0 million after tax in the fourth quarter. Such change is not considered material to the Company’s financial position, results of operations or cash flows.

          Income Taxes – The Company estimates income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on the Company’s ability to generate future taxable income sufficient to realize the benefits. The Company evaluates deferred tax assets on an ongoing basis and provides valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. The Company operates within numerous taxing jurisdictions. The Company is subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. The Company makes use of all available information and makes reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities and reserves. The Company believes adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

SEPARATION FROM BRISTOL-MYERS SQUIBB

     The Company was incorporated in Delaware as a wholly owned subsidiary of Bristol-Myers Squibb on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all of the shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every 10 shares of Bristol-Myers Squibb common stock (the “Distribution”). In addition, the Company assumed all obligations under a $600 million credit facility established by the Company and its former parent with then outstanding borrowings of $290 million. With additional borrowings under the credit facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the credit facility for separation costs. In addition, the Company recognized certain liabilities and obligations for pension, post-retirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities and obligations and other adjustments were reflected in the remaining net investment in the Company by its former parent of $14.1 million as of the Distribution and subsequently reclassified to opening retained earnings. The Distribution qualified as a tax-free transaction under Section 355 and 368 (a) (1) (1) of the Internal Revenue Code of 1986 as more fully described in Note 14 to the Consolidated Financial Statements, which are included herein under Item 8.

     In 2001, the Company incurred $70.0 million ($49.9 million net of taxes) in costs, fees and expenses relating to the separation from Bristol-Myers Squibb and the related distribution of Company common stock to Bristol-Myers Squibb stockholders which was partially funded by additional borrowings under the credit facility. The costs, fees and expenses were primarily for retention bonuses, legal separation matters, professional expenses and costs of producing, printing, mailing and distributing the information statement relating to the Distribution.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

     The Company is exposed to certain market risks as part of its ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could impact its financial condition, results of operations and cash flows. The Company manages its exposure to these and other market risks through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. Derivative financial instruments are used solely as risk management tools and not for speculative investment

FOREIGN CURRENCY EXCHANGE RISK

     The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. The Company is primarily exposed to foreign currency exchange rate risk with respect to its transactions and net assets denominated in Swiss Francs, Japanese Yen, Euro, Canadian Dollars and Australian Dollars. The Company manages the foreign currency exposure centrally, on a combined basis, which allows the Company to net exposures and to take advantage of any natural offsets. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward contracts with major international financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects net earnings.

     The notional amounts of outstanding foreign exchange forward contracts, principally Japanese Yen, Euro, Canadian Dollars and Australian Dollars, entered into with third parties, at December 31, 2003 and 2002, were $506 million and $252 million, respectively. For all contracts outstanding at December 31, 2003, the Company has an obligation to purchase U.S. Dollars and sell Japanese Yen, Euro, Canadian Dollars and Australian Dollars at set maturity dates ranging from January 2004 through December 2005. The weighted average contract rates for 2004 and 2005 are Yen:USD 116 and 115, USD:Euro 1.06 and 1.11, Canadian Dollar:USD 1.41 and 1.43 and USD:Australian Dollar 0.64 and 0.62, respectively.

     The Company maintains written policies and procedures governing its risk management activities. The Company’s policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of its risk management program, the Company furthermore performs sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2003, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Japanese Yen, Euro, Canadian Dollar and Australian Dollar, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes, depending on the direction of the change, by an average approximate amount of $25.2 million, $21.9 million, $4.9 million and $4.9 million for the Yen, Euro, Canadian Dollar and Australian Dollar contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

     The Company had net investment exposures to net foreign currency denominated assets and liabilities of approximately $1,775 million and $135 million at December 31, 2003 and 2002, respectively, primarily in Swiss Francs, Japanese Yen and Euro. Approximately $1,333 million of the net asset exposure at December 31, 2003 relates to goodwill and intangible assets recorded in the Europe and Asia Pacific geographic segments as a result of the Exchange Offers.

COMMODITY PRICE RISK

     The Company purchases raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. The Company enters into 12 to 24 month supply contracts, where available, on these commodities to alleviate the impact of market fluctuation in prices. As part of the Company’s risk management program, sensitivity analyses related to potential commodity price changes are performed. A 10 percent price change across all these commodities would not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

INTEREST RATE RISK

     In the normal course of business, the Company is exposed to market risk from changes in interest rates that could impact its results of operations and financial condition. The Company manages its exposure to interest rate risks through its regular operations and financing activities.

     Presently, the Company invests its cash and equivalents in money market and investment-grade short-term debt instruments. The primary investment objective is to ensure capital preservation of its invested principal funds by limiting default and market risk. Currently, the Company does not use derivative financial instruments in its investment portfolio.

     The Company’s exposure to interest rate risk arises principally from the short-term rates associated with its credit facilities. The Company is subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and its uncommitted credit facilities. Presently, all of its debt outstanding bears interest at short-term rates. The Company currently does not hedge its interest rate exposure, but may do so in the future. Based upon the Company’s overall interest rate exposure as of December 31, 2003, a change of 10 percent in interest rates (or 23 basis points), assuming the amount outstanding remains constant, would result in an annual increase of interest expense of approximately $2.5 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action, nor management actions to mitigate interest rate changes. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment. Presently, the Company intends to utilize cash flow to reduce outstanding borrowings.

CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, cash equivalents, counterparty transactions, and accounts receivable.

     The Company places its investments in highly rated financial institutions and money market instruments, and limits the amount of credit exposure to any one entity. The Company does not believe it is exposed to any significant credit risk on its cash and equivalents and investments.

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

     Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of the Company’s trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and health care systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and the Company believes that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

Index to Consolidated Financial Statements	Page

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Report of Management

To the Stockholders of Zimmer Holdings, Inc.:

      Management is responsible for the integrity of the financial information presented in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. Where necessary, they reflect estimates based on management’s judgment.

     Management relies upon established accounting procedures and related systems of internal control for meeting its responsibilities to maintain reliable financial records. These systems are designed to provide reasonable assurance that assets are safeguarded and that transactions are properly recorded and executed in accordance with management’s intentions. The Company and internal auditors periodically review the accounting and control systems, and these systems are revised if and when weaknesses or deficiencies are found.

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
Chairman, President and Chief Executive Officer
Zimmer Holdings, Inc.

Sam R. Leno
Executive Vice President, Corporate Finance and Operations
and Chief Financial Officer
Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Report of Independent Auditors

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 4, the Company changed its method of accounting for instruments effective January 1, 2003.

PricewaterhouseCoopers LLP
Indianapolis, Indiana
March 5, 2004

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Consolidated Statements of Earnings

(in millions, except per share amounts)

For the Years Ended December 31,	2003	2002	2001

Net Sales	$1,901.0	$1,372.4	$1,178.6
Cost of products sold	516.2	344.8	321.6

Gross Profit	1,384.8	1,027.6	857.0

Research and development	105.8	80.7	71.6
Selling, general and administrative	737.5	546.0	537.1
In-process research and development	11.2	–	–
Acquisition and integration	79.6	–	–

Operating expenses	934.1	626.7	608.7

Operating Profit	450.7	400.9	248.3
Interest expense	13.2	12.0	7.4

Earnings before income taxes, cumulative effect of change in accounting principle and minority interest	437.5	388.9	240.9
Provision for income taxes	146.8	131.1	91.1
Minority interest	0.5	–	–

Earnings before cumulative effect of change in accounting principle	291.2	257.8	149.8
Cumulative effect of change in accounting principle, net of tax	55.1	–	–

Net Earnings	$346.3	$257.8	$149.8

Earnings Per Common Share – Basic
Earnings before cumulative effect of change in accounting principle	$1.40	$1.33	$0.77
Cumulative effect of change in accounting principle, net of tax	0.27	–	–

Earnings Per Common Share – Basic	$1.67	$1.33	$0.77

Earnings Per Common Share – Diluted
Earnings before cumulative effect of change in accounting principle	$1.38	$1.31	$0.77
Cumulative effect of change in accounting principle, net of tax	0.26	–	–

Earnings Per Common Share – Diluted	$1.64	$1.31	$0.77

Pro Forma Amounts Assuming the New Accounting Principle is Applied Retroactively
Net Earnings	$291.2	$260.8	$156.2
Earnings Per Common Share – Basic	$1.40	$1.34	$0.81
Earnings Per Common Share – Diluted	$1.38	$1.33	$0.80
Weighted Average Common Shares Outstanding
Basic	207.7	194.5	193.7
Diluted	211.2	196.8	194.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Consolidated Balance Sheets

(in millions, except share amounts)

December 31,	2003	2002

ASSETS
Current Assets:
Cash and equivalents	$77.5	$15.7
Restricted cash	14.5	–
Accounts receivable, less allowance for doubtful accounts	486.4	214.8
Inventories, net	527.7	257.6
Prepaid expenses	43.5	71.7
Deferred income taxes	189.1	52.6

Total Current Assets	1,338.7	612.4
Property, Plant and Equipment, net	525.2	157.8
Goodwill	2,291.8	–
Intangible Assets	760.5	–
Deferred Income Taxes	161.2	70.1
Other Assets	78.6	18.6

Total Assets	$5,156.0	$858.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127.6	$59.8
Income taxes payable (receivable)	(59.0)	19.5
Other current liabilities	475.4	164.8
Short-term debt	101.3	156.7

Total Current Liabilities	645.3	400.8
Other Long-term Liabilities	352.6	91.8
Long-term Debt	1,007.8	–

Total Liabilities	2,005.7	492.6

Commitments and Contingencies (Note 21)
Minority Interest	7.0	–
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 242.4 million (195.2 million in 2002) issued and outstanding	2.4	2.0
Paid-in capital	2,342.5	36.9
Retained earnings	659.7	313.4
Accumulated other comprehensive income	138.7	14.0

Total Stockholders’ Equity	3,143.3	366.3

Total Liabilities and Stockholders’ Equity	$5,156.0	$858.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Consolidated Statements of Stockholders’ Equity

(in millions)

					Accumulated	Net
	Common Shares				Other	Investment	Total
			Paid-in	Retained	Comprehensive	by Former	Stockholders’
	Number	Amount	Capital	Earnings	Income	Parent	Equity

Balance January 1, 2001	–	$–	$–	$–	$7.0	$254.0	$261.0
Net earnings	–	–	–	69.7	–	80.1	149.8
Foreign currency translation	–	–	–	–	2.6	–	2.6
Unrealized foreign currency hedge gains, net of tax	–	–	–	–	12.1	–	12.1
Reclassification adjustment	–	–	–	–	(4.9)	–	(4.9)

Comprehensive income	–	–	–	–	–	–	159.6

Net cash transferred to former parent	–	–	–	–	–	(56.3)	(56.3)
Dividend to former parent	–	–	–	–	–	(290.0)	(290.0)
Issuance of common stock	193.6	1.9	–	–	–	(1.9)	—
Reclassification of remaining net investment by former parent	–	–	–	(14.1)	–	14.1	—
Exercise of stock options and issuance of restricted stock	0.3	–	4.4	–	–	–	4.4

Balance December 31, 2001	193.9	1.9	4.4	55.6	16.8	–	78.7
Net earnings	–	–	–	257.8	–	–	257.8
Foreign currency translation	–	–	–	–	13.5	–	13.5
Unrealized foreign currency hedge losses, net of tax	–	–	–	–	(12.2)	–	(12.2)
Reclassification adjustment	–	–	–	–	(3.5)	–	(3.5)
Minimum pension liability, net of tax	–	–	–	–	(0.6)	–	(0.6)

Comprehensive income	–	–	–	–	–	–	255.0

Exercise of stock options and issuance of restricted stock	1.3	0.1	32.5	–	–	–	32.6

Balance December 31, 2002	195.2	2.0	36.9	313.4	14.0	–	366.3
Net earnings	–	–	–	346.3	–	–	346.3
Foreign currency translation	–	–	–	–	156.6	–	156.6
Unrealized foreign currency hedge losses, net of tax	–	–	–	–	(35.3)	–	(35.3)
Reclassification adjustment	–	–	–	–	3.4	–	3.4

Comprehensive income	–	–	–	–	–	–	471.0

Centerpulse and InCentive Exchange Offers net of $(11.8) million equity issuance costs	44.5	0.4	2,211.6	–	–	–	2,212.0
Exercise of stock options and issuance of restricted stock	2.7	–	94.0	–	–	–	94.0

Balance December 31, 2003	242.4	$2.4	$2,342.5	$659.7	$138.7	$–	$3,143.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Consolidated Statements of Cash Flows

(in millions)

For the Years Ended December 31,	2003	2002	2001

Cash flows provided by (used in) operating activities:
Net earnings	$346.3	$257.8	$149.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	103.3	25.3	23.4
Inventory step-up	42.7	–	–
Write off of in-process research and development	11.2	–	–
Cumulative effect of change in accounting principle	(89.1)	–	–
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	117.8	29.9	1.1
Receivables	(39.0)	(25.0)	2.6
Inventories	(53.0)	(59.7)	(50.2)
Accounts payable and accrued liabilities	75.9	(12.2)	41.9
Other assets and liabilities	(21.3)	4.1	3.2

Net cash provided by operating activities	494.8	220.2	171.8

Cash flows used in investing activities:
Additions to instruments	(113.6)	–	–
Additions to other property, plant and equipment	(44.9)	(33.7)	(54.7)
Investments in other assets	(16.5)	(2.0)	–
Centerpulse and InCentive acquisitions, net of acquired cash	(927.7)	–	–

Net cash used in investing activities	(1,102.7)	(35.7)	(54.7)

Cash flows provided by (used in) financing activities:
Net proceeds/(payments) on lines of credit	170.6	(212.8)	366.3
Proceeds from term loans	550.0	–	–
Payments on term loans	(100.0)	–	–
Dividend paid to former parent	–	–	(290.0)
Net increase (decrease) in due to former parent	–	–	(144.0)
Net transactions with former parent	–	–	(32.8)
Proceeds from exercise of stock options	70.5	23.9	1.4
Debt issuance costs	(19.4)	–	–
Equity issuance costs	(6.9)	–	–

Net cash provided by (used in) financing activities	664.8	(188.9)	(99.1)

Effect of exchange rates on cash and equivalents	4.9	1.7	0.4

Increase (decrease) in cash and equivalents	61.8	(2.7)	18.4
Cash and equivalents, beginning of year	15.7	18.4	–

Cash and equivalents, end of year	$77.5	$15.7	$18.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements

1.	BUSINESS

     Zimmer Holdings, Inc. and its subsidiaries (individually and collectively the “Company”) design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products. Joint reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company also manufactures and markets related orthopaedic surgical products and a limited array of sports medicine products.

     The Company has operations in more than 24 countries and markets its products in more than 80 countries. The Company operates in a single industry but has three reportable geographic segments, the Americas, Europe and Asia Pacific.

2.	SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings, Inc. and its subsidiaries in which it holds a controlling equity position. Investments in companies in which the Company exercises significant influence over the operating and financial affairs, but does not control, are accounted for under the equity method. Under the equity method, the Company records the investment at cost and adjusts the carrying amount of the investment by its proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. The consolidated financial statements represent the Company’s operations as a public company commencing on August 6, 2001, combined with the operations of Zimmer as a division of its former parent prior to becoming a public company. For periods prior to August 6, 2001, intercompany accounts with its former parent, other than specific outstanding obligations, were combined with invested capital and reported in the consolidated financial statements as net investment by former parent. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

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

     Revenue Recognition – The Company sells product through two principal channels: 1) direct to health care institutions and 2) through stocking distributors and healthcare dealers. The direct channel accounts for greater than 80 percent of the Company’s revenue. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the Company’s balance sheet. Upon use, the Company issues an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. The Company tracks sales volumes by contract and as contractual volume thresholds are achieved, the higher discounts are applied at an item level on customer invoices. As such, discounts are reflected in revenue as earned. The Company also accrues for anticipated price adjustments, which can occur subsequent to invoicing, based on reasonable estimates derived from past experience. Revenue is recognized on sales to stocking distributors and healthcare dealers, which account for less than 20 percent of the Company’s revenue, when title to product passes to the distributor or healthcare dealer, generally upon shipment. Product is generally sold to distributors on secured credit terms at fixed prices for specified periods. A distributor may return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which notice of termination is given to a distributor.

     The reserves for doubtful accounts were $10.0 million and $7.2 million as of December 31, 2003 and 2002, respectively. Provisions charged to bad debt expense were $2.6 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. Amounts written off against the allowance for doubtful accounts were $1.5 million and $0.8 million for the years ended December 31, 2003 and 2002, respectively.

     Cash and Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents are valued at cost, which approximates their fair value. The

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Company has restricted cash primarily composed of cash held in escrow related to certain insurance coverage.

     Inventories – Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on the basis of average costing.

     Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed based on the estimated useful lives of ten to forty years for buildings and improvements, three to eight years for machinery and equipment and generally five years for instruments using the straight-line method. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.

     Goodwill – The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside a business combination and the recognition and measurement of goodwill and other intangible assets subsequent to acquisition. Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to each of the Company’s reportable operating segments. The Company will perform annual impairment tests in accordance with SFAS No. 142. The fair value of each reportable operating segment will be compared to its carrying amount on an annual basis to determine if there is potential impairment. If the implied fair value of the reportable operating segment is less than its carrying value, an impairment loss will be recorded to the extent that the fair value of the goodwill within the reportable operating segment is less than the carrying value. The fair value of the goodwill will be determined based upon discounted cash flows, market multiples or appraised values as appropriate.

     Intangible Assets – The Company accounts for intangible assets in accordance with SFAS No. 142. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful life of indefinite life intangible assets will be assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer related intangibles and patents and licenses are amortized over their estimated useful life, ranging from seven to thirty years. Intangible assets with a finite life will be tested for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be calculated by the excess of the asset’s carrying value over its fair value.

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

     Derivative Financial Instruments – The Company accounts for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. The Company maintains written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited. The Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. Formal documentation is maintained of the Company’s objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. The Company’s policy requires that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. The Company, therefore, performs quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and forecasted transactions have not changed. The Company also assesses on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in earnings when the hedged item affects net income.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

The ineffective portion of a derivative’s change in fair value, if any, is reported in net earnings.

     Stock Compensation – At December 31, 2003, the Company has three stock-based employee compensation plans, which are described more fully in Note 16. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based employee compensation cost is reflected in net income, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

For the Years Ended December 31,	2003	2002	2001

Net earnings, as reported	$346.3	$257.8	$149.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(14.3)	(12.7)	(13.4)

Pro forma net earnings	$332.0	$245.1	$136.4

Earnings per share:
Basic – as reported	$1.67	$1.33	$0.77
Basic – pro forma	1.60	1.26	0.70
Diluted – as reported	1.64	1.31	0.77
Diluted – pro forma	1.57	1.25	0.70
Weighted average shares outstanding:
Basic	207.7	194.5	193.7
Diluted	211.2	196.8	194.3

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

     The components of accumulated other comprehensive income at December 31, 2003, 2002 and 2001, are as follows (in millions):

	2003	2002	2001

Net unrealized foreign currency hedge gains (losses)	$(40.4)	$(8.5)	$7.2
Cumulative translation adjustment	179.7	23.1	9.6
Minimum pension liability	(0.6)	(0.6)	–

	$138.7	$14.0	$16.8

     Accounting Pronouncements – Effective January 1, 2003, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” without any material impact on its financial position, results of operations or cash flows.

     In 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company has adopted the provisions of SFAS No. 149 without any material impact on its financial position, results of operations or cash flows.

     In 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has adopted the provisions of SFAS No. 150 without any material impact on its financial position, results of operations or cash flows.

     In 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revised SFAS No. 132 retains the disclosure requirements of the original SFAS No. 132 and adds additional disclosure requirements regarding assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 is effective for fiscal years ending after December 15, 2003 for certain disclosures with the remaining disclosures effective for fiscal years ending after June 15, 2004. The Company adopted revised SFAS No. 132 on December 31, 2003.

     In 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also requires more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires additional disclosures for existing guarantees. The adoption of FIN 45 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     In 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”, and subsequent revision, FIN No. 46R “Consolidation of Variable Interest Entities”. FIN 46R defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires consolidation of a VIE by the primary beneficiary

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

of the assets, liabilities, and results of activities. FIN 46R also requires certain disclosures by all holders of a significant variable interest in a VIE that are not the primary beneficiary. The Company does not have any material investments in variable interest entities; therefore, the adoption of this interpretation has not and is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

     In January 2004, the FASB issued FASB Staff Position No. 106-1 (“FSP”) which allows companies to defer accounting for the effects of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) on its accumulated postretirement benefit obligation (“APBO”) and its net postretirement benefit costs. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Due to uncertainties regarding the implementation of the Act, the Company is unable to determine the impact of the subsidy on our APBO and net postretirement benefit costs included in the consolidated financial statements. Accordingly, the Company has elected to defer accounting for the subsidy in accordance with the FSP. Specific authoritative guidance on accounting for the subsidy is pending and, when issued, could require the Company to change previously reported information depending upon the transition guidance ultimately approved by the FASB.

3.	ACQUISITIONS

Centerpulse AG and InCentive Capital AG

     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse AG (“Centerpulse”), a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Company also closed its exchange offer for InCentive Capital AG (“InCentive”), a company that, at the Closing Date, owned only cash and beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reason for making the Centerpulse and InCentive exchange offers (the “Exchange Offers”) was to create a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, including joint and dental, spine implants, and trauma products. The strategic compatibility of the products and technologies of the Company and Centerpulse is expected to provide significant earnings power and a strong platform from which it can actively pursue growth opportunities in the industry. For the Company, Centerpulse provides a unique platform for growth and diversification in Europe as well as in the spine and dental segments of the medical device industry. As a result of the Exchange Offers, the Company beneficially owns 98.7 percent of the issued Centerpulse shares (including the Centerpulse shares owned by InCentive) and 99.9 percent of the issued InCentive shares. Pursuant to Swiss law, the Company has initiated the compulsory acquisition process to acquire all of the outstanding shares of Centerpulse and InCentive that it does not already own, and expects to complete this process in April of 2004.

     The Exchange Offers were accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Accordingly, Centerpulse and InCentive results of operations have been included in the Company’s consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill.

     The aggregate consideration paid by the Company in the Exchange Offers was $3,453.4 million, consisting of Company common stock valued at $2,223.8 million (44,538,770 shares exchanged), $1,187.1 million of cash and $42.5 million of direct acquisition costs. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the Company’s common stock issued pursuant to the Exchange Offers was determined to be $49.93 per share based upon the average closing price of the Company’s common stock two days before and after the date when sufficient Centerpulse and InCentive shares had been tendered to make the Exchange Offers binding (August 27, 2003).

     The Company completed the preliminary purchase price allocation in accordance with U.S. generally accepted accounting principles. The process included interviews with Centerpulse management, review of the economic and competitive environment in which Centerpulse operates and examination of assets including historical performance and future prospects.

     The purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Certain other fair value estimates require additional information before being finalized, including estimates of rights and contingent obligations pertaining to divested businesses, certain intellectual property and other matters, investments, and inventory and instruments associated with brands that the Company intends to discontinue. For these reasons, among others, the actual results may vary from the projected results. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the Closing Date. To the extent that the estimates need to be adjusted, the Company will do so.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the Closing Date.

(in millions)

As of
October 2, 2003

Current assets	$796.8
Property, plant and equipment	169.9
Intangible assets not subject to amortization:
Trademarks and trade names	243.0
Intangible assets subject to amortization:
Core technology	116.0
Developed technology	309.0
Trademarks and trade names	31.0
Customer relationships	34.0
In-process research and development	11.2
Deferred taxes	537.4
Other assets	83.9
Goodwill	2,204.7

Total assets acquired	4,536.9

Short-term debt	306.3
Deferred taxes	250.3
Other current liabilities	274.6
Integration liability	75.7
Long-term liabilities	176.6

Total liabilities assumed	1,083.5

Net assets acquired	$3,453.4

     As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. In accordance with EITF 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities have been included in the allocation of the purchase price. The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 800 Centerpulse employees will be involuntarily terminated through the Company’s integration plan. The Company expects to phase-out production at its Austin, Texas manufacturing facility beginning in August 2004. The phase-out will result in the involuntary termination of approximately 550 employees, including 340 employees involved in manufacturing. Products previously manufactured at the Austin facility will be sourced from the Company’s other manufacturing facilities. The Company expects to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The phase-out is expected to be completed by the end of 2005. As of December 31, 2003, approximately forty Centerpulse employees had been involuntarily terminated. The Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of December 31, 2003, is as follow (in millions):

	Closing	Cash	December 31,
	Date	Payments	2003

Employee termination benefits	$49.7	$20.7	$29.0
Contract terminations	22.6	0.2	22.4
Employee relocation	3.4	–	3.4

	$75.7	$20.9	$54.8

     The $11.2 million assigned to in-process research and development was written off as of the Closing Date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The fair value of acquired in-process research and development was determined in accordance with the AICPA practice aid entitled “Assets Acquired in a Purchase Business Combination to be used in Research and Development Activities”.

     Goodwill of $1,263.6 million, $836.3 million and $104.8 million was assigned to the Americas, Europe and Asia Pacific geographic segments, respectively. None of the goodwill is expected to be deductible for tax purposes. See Note 7 for more information related to goodwill and acquired intangible assets.

     The following sets forth unaudited pro forma financial information (i) derived from the financial statements of the Company for the years ended December 31, 2003 and 2002 and (ii) derived from the financial statements of Centerpulse for the year ended December 31, 2002 and the nine month period ended September 30, 2003. The unaudited pro forma financial information is based on the financial statements of the Company and the financial statements of Centerpulse and has been adjusted to give effect to the Exchange Offers as if they had occurred on January 1 of the respective years:

(Unaudited; in millions, except per share amounts)

	2003	2002

Net Sales	$2,588.6	$2,167.9
Earnings before cumulative effect of change in accounting principle	453.5	312.6
Net Earnings	508.6	312.6
Earnings Per Share, before cumulative effect of change in accounting principle – Diluted	$1.85	$1.30
Earnings Per Share – Diluted	$2.08	$1.30

     These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as amortization of acquired intangible assets and interest expense on debt incurred to finance the Exchange Offers. The unaudited pro forma results for 2003 exclude $11.2 million of in-process research and development write-offs, $170.0 million ($121.3 million net of tax) of investment banking fees, legal and accounting fees, break-up fee, compensation expense related to the accelerated vesting of certain Centerpulse stock options, distributor terminations, integration related consulting and professional fees, severance and other acquisition and integration related expenses, and inventory step-up of $95.3 million ($62.1 million net of tax).

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The unaudited pro forma results for 2003 include $90.4 million of expense related to Centerpulse hip and knee litigation, $54.4 million of cash income tax benefits as a result of Centerpulse electing to carry back its 2002 U.S. federal net operating loss for 5 years versus 10 years, which resulted in more losses being carried forward to future years and less tax credits going unutilized due to the shorter carry back period and an $8.0 million gain on sale of Orquest Inc., an investment previously held by Centerpulse. The unaudited pro forma results are not necessarily indicative either of the results of operations that actually would have resulted had the Exchange Offers been in effect at the beginning of the respective years or of future results.

TransFx

     On June 25, 2003, the Company acquired the TransFx External Fixation System product line from Immedica, Inc. for approximately $14.8 million cash, which has been allocated primarily to goodwill and technology based intangible assets. The Company has sold the TransFx product line since early 2001 under a distribution agreement with Immedica.

Implex Corp.

     On March 2, 2004, the Company entered into an Amended and Restated Merger Agreement relating to the acquisition of Implex Corp. (“Implex”), a privately held orthopaedics company based in New Jersey, for cash. Each share of Implex stock will be converted into the right to receive cash having an aggregate value of approximately $108.0 million at closing and additional cash earn-out payments that are contingent on the growth of Implex product sales through 2006. The net value transferred at closing will be approximately $89 million, which includes adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance arrangement, escrow and other items. The acquisition will be accounted for under the purchase method of accounting.

4.	CHANGE IN ACCOUNTING PRINCIPLE

     Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. In accordance with SFAS No. 144, the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as selling, general and administrative expense, consistent with the classification of instrument cost in periods prior to January 1, 2003.

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

     The effect of the change during the year ended December 31, 2003 was to increase earnings before cumulative effect of change in accounting principle by $26.8 million ($17.8 million net of tax), or $0.08 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the year ended December 31, 2003. The pro forma amounts shown on the consolidated statement of earnings have been adjusted for the effect of the retroactive application on depreciation and related income taxes.

5.	INVENTORIES

     Inventories at December 31, 2003 and 2002, consist of the following (in millions):

	2003	2002

Finished goods	$384.3	$206.7
Raw materials and work in progress	90.8	50.9
Inventory step-up	52.6	–

Inventories, net	$527.7	$257.6

     Reserves for obsolete and slow-moving inventory at December 31, 2003 and 2002 were $47.4 million and $45.5 million, respectively. Provisions charged to expense were $11.6 million, $6.0 million and $11.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Amounts written off against the reserve were $11.7 million, $7.1 million and $8.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Following the acquisition of Centerpulse, the Company established a common approach for estimating excess inventory and instruments. This change in estimate resulted in a charge to earnings of $3.0 million after tax in the fourth quarter.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

6.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2003 and 2002, was as follows (in millions):

	2003	2002

Land	$22.0	$8.2
Building and equipment	600.3	354.4
Instruments	431.4	–
Construction in progress	20.1	13.3

	1,073.8	375.9
Accumulated depreciation	(548.6)	(218.1)

Property, plant and equipment, net	$525.2	$157.8

     Gross instruments of $201.4 million ($89.1 million net of accumulated depreciation) were recorded at January 1, 2003 related to the change in accounting principle as discussed in Note 4. Depreciation expense was $92.4 million, $25.3 million and $23.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the changes in the carrying amount of goodwill for the year ended December 31, 2003 (in millions):

			Asia
	Americas	Europe	Pacific	Total

Balance at January 1, 2003	$–	$–	$–	$–
Goodwill acquired – Centerpulse and InCentive	1,263.6	836.3	104.8	2,204.7
Goodwill acquired – TransFx product line	11.9	–	–	11.9
Currency translation	–	69.7	5.5	75.2

Balance at December 31, 2003	$1,275.5	$906.0	$110.3	$2,291.8

     The components of identifiable intangible assets are as follows (in millions):

	As of December 31, 2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:
Core technology	$118.9	$1.6	$117.3
Developed technology	318.8	5.5	313.3
Trademarks and trade names	33.1	0.8	32.3
Customer relationships	34.4	0.3	34.1
Other	23.6	11.4	12.2

	528.8	19.6	509.2

Intangible assets not subject to amortization:
Trademarks and trade names	251.3	–	251.3

Total identifiable intangible assets	$780.1	$19.6	$760.5

     Total amortization expense for finite-lived intangible assets was $10.9 million in 2003 and was recorded as part of selling, general and administrative. Intangible assets and related amortization expense for the years ended December 31, 2002 and 2001 were not significant.

     The weighted average amortization lives for core technology, developed technology, trademarks and trade names, and customer relationships are nineteen years, fourteen years, eleven years and thirty years, respectively. The weighted average amortization life of these intangible assets on a combined basis is sixteen years.

     Estimated annual amortization expense for the years ended December 31, 2004 through 2008 is $33.9 million, $33.8 million, $33.7 million, $33.5 million and $33.5 million, respectively.

8.	OTHER ASSETS

     Other Assets at December 31, 2003 include $34.7 million of investments in non-consolidated companies and $43.9 million of sundry assets. As of December 31, 2003, the only significant investment was an approximate 34 percent investment in Tutogen Medical, Inc. (“Tutogen”), a publicly traded medical device company based in New Jersey (AMEX:TTG). The Company accounts for this investment under the equity method of accounting. The carrying amount of Tutogen at December 31, 2003, was $27.2 million. The fair value of this investment based upon the closing market price on December 31, 2003 was $23.9 million. Earnings recognized under the equity method for the year ended December 31, 2003 were not significant. The Company did not have any significant investments in non-consolidated companies at December 31, 2002.

9.	OTHER CURRENT LIABILITIES

     Other current liabilities at December 31, 2003 and 2002, consist of the following (in millions):

	2003	2002

Service arrangements	$92.9	$59.6
Salaries, wages and benefits	60.5	29.0
Litigation liability	59.5	–
Integration liability	54.8	–
Fair value of derivatives	56.4	13.9
Accrued liabilities	151.3	62.3

Total other current liabilities	$475.4	$164.8

10.	OTHER LONG-TERM LIABILITIES

     Included in Other Long-term Liabilities at December 31, 2003 and 2002 were $41.4 million and $43.5 million, respectively, of deferred distributor commissions and $128.9 million of non-current tax liabilities at December 31, 2003. The value of deferred commissions is determined by contracts based upon sales growth. Deferred commissions are recorded as a selling expense in the same period that associated product revenue is recognized.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

11.	DEBT

Senior Credit Facility

     In connection with the Exchange Offers, the Company entered into the following committed financing arrangements: (i) $400 million 364-day revolving credit facility, (ii) $800 million three-year revolving credit facility and (iii) $550 million five-year term loan facility, (collectively, the “Senior Credit Facility”). The Company’s Senior Credit Facility was used to fund the cash portion of the Exchange Offers, refinance the existing debt of both the Company and Centerpulse and pay certain closing costs. Effective as of the Closing Date, the Company terminated its $600 million committed, multi-currency revolving senior credit facility (the “Terminated Facility”).

     Debt issuance costs of $19.9 million were incurred to obtain the Senior Credit Facility arrangement. These costs were capitalized and are amortized to earnings on a straight-line basis over the lives of the related facilities. At December 31, 2003, unamortized debt issuance costs were $16.8 million.

     Upon maturity of the Senior Credit Facility’s $400 million 364-day revolving credit facility in June 2004, the Company is permitted to convert the outstanding balance to a term loan repayable in a single payment due in June 2005. The lenders’ commitments under the Senior Credit Facility’s $800 million three-year revolving credit facility expire in June 2006. The Senior Credit Facility’s $550 million five-year term loan facility amortizes in quarterly installments beginning in September 2005. There is no prepayment penalty included in the Senior Credit Facility. The $800 million three-year revolving credit facility has a multi-currency option of up to an aggregate principal amount of $350 million.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Senior Credit Facility as of December 31, 2003. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

     As of December 31, 2003, the Company had $1,102.4 million in outstanding borrowings under the Senior Credit Facility. As of December 31, 2003, the Senior Credit Facility borrowings were comprised of $1,000.0 million in U.S. dollar based borrowings with a weighted average interest rate of 2.26 percent (3.42 percent as of December 31, 2002 under the Terminated Facility) and the equivalent of $102.4 million in Japanese Yen based borrowings with a weighted average interest rate of 0.84 percent (0.93 percent as of December 31, 2002 under the Terminated Facility).

Uncommitted Credit Facilities

     The Company has a $15 million uncommitted unsecured revolving line of credit. The purpose of this credit line is to support the working capital needs, letters of credit and overdraft needs for the Company. The uncommitted credit agreement contains customary affirmative and negative covenants and events of default, none of which are considered restrictive to the operation of the business. In addition, this uncommitted credit agreement provides for unconditional and irrevocable guarantees by the Company. In the event the Company’s long-term debt ratings by both Standard and Poor’s Ratings Services and Moody’s Investor’s Service, Inc., fall below BB- and Ba3, then the Company may be required to repay all outstanding and contingent obligations. The Company’s credit rating as of December 31, 2003 met such requirement. This uncommitted credit line matures on August 1, 2004. Outstanding borrowings under this uncommitted line of credit as of December 31, 2003 and 2002 were $0.6 million and zero, respectively.

     The Company has an additional $20 million uncommitted unsecured revolving line of credit. The purpose of this credit line is to support short-term working capital needs of the Company. The agreement for this uncommitted unsecured line of credit contains customary covenants, none of which are considered restrictive to the operation of the business. This uncommitted line matures on July 28, 2004. There were no borrowings under this uncommitted line of credit as of December 31, 2003 or 2002.

     The Company was in compliance with all covenants under both uncommitted credit facilities as of December 31, 2003.

     Outstanding debt as of December 31, 2003 and 2002, consists of the following (in millions):

	2003	2002

Senior Credit Facility
364-day revolving credit facility	$100.0	$–
Three-year multi-currency revolving credit facility	552.4	–
Five-year term loan	450.0	–
Terminated Facility	–	156.2
Uncommitted credit facilities	0.6	–
Capital leases and other	6.1	0.5

Total debt	1,109.1	156.7
Less: Current Portion	101.3	156.7

Total Long-Term Debt	$1,007.8	$–

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     Maturities of all fixed long-term debt obligations outstanding at December 31, 2003, are $101.3 million, $23.8 million, $635.2 million, $205.2 million and $143.6 million for the years ended December 31, 2004 through 2008, respectively.

     The Company paid $6.3 million, $13.0 million and $4.6 million in interest during 2003, 2002 and 2001, respectively.

Fair Value

     The carrying value of the Company’s borrowings approximates fair value due to their short-term interest rates.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the years ended December 31, 2003, 2002 and 2001, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.

     The notional amounts of outstanding foreign exchange forward contracts, principally Japanese Yen, Euro, Canadian Dollar and Australian Dollar, entered into with third parties, at December 31, 2003, was $506 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2003, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $65.0 million, or $40.4 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years, of which, $27.5 million, or $17.0 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.

13.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit pension plans covering substantially all U.S. and Puerto Rico employees. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, the Company sponsors various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans. As a result of the consummation of the Exchange Offers, the Company acquired the obligations and assets of certain Centerpulse defined benefit plans as of the Closing Date.

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

     The agreement provides that, as of the Distribution (as defined in Note 18), the Company assumed, retained and is liable for all wages, salaries, welfare, incentive compensation and other employee-related obligations and liabilities for all current and former employees of the Company, except as specifically provided otherwise. The former parent retained certain obligations for domestic pension benefits for services rendered through the Distribution. The former parent also retained obligations for medical and group life insurance benefits for all domestic retirees and those employees eligible to retire as of the Distribution. Substantially all assets funding its pension and postretirement benefit plans were retained by the former parent as of the Distribution Date.

     The Company uses a December 31 measurement date for the majority of its benefit plans.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

     The components of net pension expense for the years ended December 31 for the Company’s defined benefit retirement plans subsequent to the Distribution are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.

	2003	2002	2001	2003	2002	2001

Service cost	$8.6	$7.2	$2.3	$6.8	$2.0	$1.4
Interest cost	3.1	2.0	0.7	2.0	0.7	0.5
Expected return on plan assets	(2.8)	(1.2)	–	(2.2)	(1.0)	(0.5)
Amortization of prior service cost	(0.2)	0.1	–	–	–	–
Amortization of unrecognized actuarial (gain) loss	0.5	0.1	–	0.4	0.2	(0.1)

Net periodic benefit cost	$9.2	$8.2	$3.0	$7.0	$1.9	$1.3

     The weighted average actuarial assumptions used in accounting for the Company’s defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2003	2002	2001	2003	2002	2001

Discount rate – net periodic benefit cost	7.00%	7.25%	7.25%	4.08%	4.25%	3.64%
Discount rate – benefit obligation	6.75	7.00	7.25	4.03	4.17	3.64
Rate of compensation increase	3.62	3.60	3.50	2.27	3.17	2.92
Expected long-term return on plan assets	9.00	9.00	9.00	4.77	5.95	5.68

     The expected long-term rate of return on plan assets for the U.S. and Puerto Rico defined benefit retirement plans is based on the period expected benefits will be paid and the historical rates of return on the different asset classes held in the plans. The Company believes that historical asset results approximate expected market returns applicable to the funding of a long-term benefit obligation.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Changes in benefit obligations and plan assets, for the years ended December 31, 2003 and 2002 for the Company’s pension plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2003	2002	2003	2002

Benefit obligation – beginning of year	$42.5	$25.5	$21.6	$13.3
Obligation assumed from former parent	–	–	–	3.9
Obligation assumed from Centerpulse	–	–	101.1	–
Plan amendments	0.7	(1.6)	–	–
Service cost	8.6	7.2	6.8	2.0
Interest cost	3.1	2.0	2.0	0.7
Employee contributions	–	–	2.3	–
Benefits paid	(0.6)	(0.1)	(7.8)	(0.6)
Actuarial (gain) loss	9.5	9.5	(6.4)	0.6
Translation (gain) loss	–	–	10.6	1.7

Benefit obligation – end of year	$63.8	$42.5	$130.2	$21.6

Plan assets at fair market value – beginning of year	$21.4	$2.2	$17.3	$12.5
Assets contributed by former parent	–	–	–	3.6
Assets contributed by Centerpulse	–	–	94.3	–
Actual return on plan assets	6.8	(1.0)	4.8	(2.0)
Company contributions	18.1	20.6	6.3	2.7
Employee contributions	–	–	3.2	–
Benefits paid	(0.6)	(0.1)	(7.8)	(0.6)
Expenses	(0.2)	(0.3)	–	–
Translation gain (loss)	–	–	9.9	1.1

Plan assets at fair market value – end of year	$45.5	$21.4	$128.0	$17.3

Funded status	$(18.3)	$(21.1)	$(2.2)	$(4.3)
Unrecognized prior service cost	(0.7)	(1.5)	–	–
Unrecognized actuarial (gain) loss	15.0	9.8	(0.6)	8.4

Net amount recognized	$(4.0)	$(12.8)	$(2.8)	$4.1

Amounts recognized in consolidated balance sheet:
Prepaid pension	$2.1	$–	$6.9	$5.0
Accrued benefit liability	(7.2)	(13.9)	(9.7)	(0.9)
Accumulated other comprehensive income	1.1	1.1	–	–

Net amount recognized	$(4.0)	$(12.8)	$(2.8)	$4.1

     Plans with projected benefit obligations in excess of plan assets as of December 31, 2003 and 2002 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2003	2002	2003	2002

Benefit obligation	$58.8	$42.5	$32.1	$19.6
Plan assets at fair market value	39.7	21.3	24.3	15.0

     Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2003 and 2002 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2003	2002	2003	2002

Accumulated benefit obligation	$–	$21.5	$10.6	$0.5
Plan assets at fair market value	–	20.5	9.1	0.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $35.1 million and $22.2 million as of December 31, 2003 and 2002, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $115.6 million and $15.0 million as of December 31, 2003 and 2002, respectively.

     The Company’s weighted-average asset allocations for the U.S. and Puerto Rico defined benefit retirement plans at December 31, 2003 and 2002, by asset category are as follows:

	Plan assets at
	December 31

Asset Category	2003	2002

Equity Securities	65%	65%
Debt Securities	35	35

Total	100%	100%

     The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of principal while avoiding excessive risk. The Company has established target ranges of assets held by the plans of 50 to 75 percent for equity securities and 30 to 50 percent for debt securities. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans are rebalanced quarterly.

     As of December 31, 2003 and 2002, the Company’s pension plans’ assets did not hold any direct investment in the Company’s common stock.

     The Company estimates that its minimum funding requirements by law for the U.S. and Puerto Rico defined benefit retirement plans to not be significant. However, the Company expects to voluntarily contribute between $10 million to $15 million to these plans during 2004.

     The Company also sponsors defined contribution plans for substantially all of the U.S. and Puerto Rico employees and employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. The Company contributed $4.8 million, $3.5 million and $3.0 million of expense to these plans for the years ended December 31, 2003, 2002 and 2001, respectively.

     The components of net periodic expense for the year ended December 31 for the Company’s postretirement benefit plans subsequent to the Distribution are as follows (in millions):

December 31,	2003	2002	2001

Service cost	$1.3	$1.1	$0.5
Interest cost	1.5	1.2	0.5
Amortization of unrecognized actuarial (gain) loss	0.1	–	–

Net periodic benefit cost	$2.9	$2.3	$1.0

     The weighted average actuarial assumptions used in accounting for the Company’s postretirement benefit plans were as follows:

December 31,	2003	2002	2001

Discount rate – Benefit obligation	6.75%	7.00%	7.25%
Discount rate – Net periodic benefit cost	7.00	7.25	7.25
Initial health care cost trend rate	9.00	10.00	9.00
Ultimate health care cost trend rate	5.00	5.00	5.00
First year of ultimate trend rate	2012	2012	2008

     Changes in benefit obligations, from the Distribution to December 31, 2003 for the Company’s postretirement benefit plans, were (in millions):

December 31,	2003	2002

Benefit obligation – beginning of year	$20.5	$18.1
Service cost	1.3	1.1
Interest cost	1.5	1.2
Actuarial loss	1.7	0.1

Benefit obligation – end of year	$25.0	$20.5

Funded status	$(25.0)	$(20.5)
Unrecognized prior service cost	(0.1)	(0.1)
Unrecognized actuarial loss	3.7	2.1

Net amount recognized	$(21.4)	$(18.5)

Accrued benefit liability recognized	$(21.4)	$(18.5)

     As of December 31, 2003 and 2002, the Company had no assets in its postretirement benefit plans.

     A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by a cap that limits medical costs to be paid by the Company.

     Included in the consolidated statement of earnings for the year ended December 31, 2001 is an allocation of $6.0 million from the Company’s former parent for expenses specifically attributable to the Company’s employees’ participation in its retirement and postretirement benefit plans for periods prior to the Distribution.

14.	INCOME TAXES

     The components of earnings before taxes consist of the following (in millions):

	2003	2002	2001

United States operations	$307.6	$292.0	$200.4
Foreign operations	129.9	96.9	40.5

Total	$437.5	$388.9	$240.9

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The provision for income taxes consists of (in millions):

	2003	2002	2001

Current:
Federal	$(14.3)	$79.9	$68.8
State	3.8	12.9	15.9
Foreign	60.6	34.4	28.6

	50.1	127.2	113.3

Deferred:
Federal	116.0	3.3	(9.5)
State	6.1	(1.3)	(1.6)
Foreign	(25.4)	1.9	(11.1)

	96.7	3.9	(22.2)

	$146.8	$131.1	$91.1

     For periods prior to the Distribution, the income tax provision was calculated on a separate return basis while actual tax payments were made on a combined return basis by the Company’s former parent. Income taxes paid by the Company during 2003, 2002 and 2001 (for the period after the Distribution) were $116.1 million, $114.2 million and $43.4 million, respectively.

     A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	2003	2002	2001

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.5	3.0	3.9
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	–	–	0.9
Tax benefit relating to operations in Puerto Rico	(2.7)	(2.6)	(2.6)
Earnings of Foreign Sales Corporation	(0.3)	(1.1)	(1.4)
R&D Credit	(0.4)	(0.6)	(0.1)
Non-deductible expenses	0.1	–	1.9
In-process research & development	0.9	–	–
Other	(0.5)	–	0.2

Effective income tax rate	33.6%	33.7%	37.8%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     The components of deferred income taxes consisted of the following (in millions):

	2003	2002

Inventory	$77.6	$40.1
Fixed assets	(12.3)	36.3
Net operating loss, capital loss, and credit carryovers	356.3	–
Accrued liabilities	156.9	37.4
Intangible assets	(206.3)	–
Valuation allowances	(58.0)	–
Other	36.1	8.9

	$350.3	$122.7

     The significant changes in the deferred tax assets primarily relate to the acquisition of Centerpulse.

     At December 31, 2003, approximately $336.6 million of federal, state and foreign tax effected losses and $8.2 million of federal credits were available for carryover. The state losses and federal credits are subject to valuation allowances and certain restrictions. The losses and credits generally expire within a period of 1 to 19 years. At December 31, 2003, $11.5 million of tax effected capital losses were available for carryover. The carryover is subject to a valuation allowance and expires in 2005 and 2006.

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

     The Company has a long-term liability of $128.9 million at December 31, 2003 for expected settlement of various U.S. and foreign income tax liabilities.

     At December 31, 2003, the Company had an aggregate of approximately $145 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, permanently reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is impractical for the Company to determine the additional tax of remitting these earnings.

15.	CAPITAL STOCK AND EARNINGS PER SHARE

     As discussed in Note 18, 193.6 million shares of Company common stock were distributed at the Distribution by the former parent to its stockholders in the form of a dividend of one share of Company common stock, and the associated preferred stock purchase right, for every ten shares of common stock of the former parent. In July 2001 the board of directors of the Company adopted a rights agreement intended to have anti-takeover effects. Under this agreement one right attaches to each share of Company common stock. The rights will not become exercisable until the earlier of: a) the Company learns that a person or group acquired, or obtained the right to acquire, beneficial ownership of securities representing more than 20 percent of the shares of Company common stock then outstanding, or

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

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

     The board of directors authorized for issuance 2 million shares of a series of preferred stock of the Company designated as Series A Participating Cumulative Preferred Stock (“Series A Preferred Stock”) in connection with the adoption of the rights agreement. Shares of the Series A Preferred Stock are only issuable upon the exercise of the rights. No shares of the Series A Preferred Stock have been issued as of December 31, 2003.

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

	2003	2002	2001

Weighted average shares outstanding for basic net earnings per share	207.7	194.5	193.7
Effect of dilutive stock options	3.5	2.3	0.6

Weighted average shares outstanding for diluted net earnings per share	211.2	196.8	194.3

16.	STOCK OPTION AND COMPENSATION PLANS

     As of December 31, 2003, the Company had three stock option plans in effect, the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The Company has reserved the maximum number of shares of common stock available for award under the terms of each of these plans and has registered 34.3 million shares of common stock. Options may be granted under these plans at a price of not less than the fair market value of a share of common stock on the date of grant. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards and deferred stock units. Options granted under the 2001 Stock Incentive Plan may include stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors.

     Options granted under these plans generally vest over three to five years, although in no event in less than one year, and expire ten years from the date of grant. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied.

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

     A summary of the status of all options granted to employees and non-employee directors at December 31 and changes during the period from the distribution date is presented below:

		Weighted
	Options	Average
	(in thousands)	Exercise Price

Conversion of Bristol-Myers Squibb options on Distribution	8,700	$23.93
Options granted	2,239	28.67
Options exercised	(129)	12.80
Options cancelled	(83)	29.88

Outstanding at December 31, 2001	10,727	25.01
Options granted	1,833	30.34
Options exercised	(1,262)	18.94
Options cancelled	(263)	28.73

Outstanding at December 31, 2002	11,035	26.51
Options granted	2,395	43.06
Options exercised	(2,688)	23.80
Options cancelled	(272)	34.76

Outstanding at December 31, 2003	10,470	$30.77

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price

$6.25 – $17.00	651	1.93	$10.76	651	$10.76
$17.01 – $27.50	2,512	5.93	24.82	1,802	24.56
$27.51 – $37.50	5,035	7.13	30.74	2,409	31.10
$37.51 – $50.50	2,272	9.23	43.17	4	48.00

	10,470			4,866

     Options exercisable at December 31, 2003, 2002 and 2001, were 4.9 million, 4.7 million and 4.0 million, respectively, with average exercise prices of $25.97, $22.81 and $19.85, respectively.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Dividend Yield	–%	–%	–%
Volatility	27.1%	30.3%	41.7%
Risk-free interest rate	3.1%	4.6%	4.8%
Assumed forfeiture rate	3.0%	3.0%	3.0%
Expected life (years)	5	5	7

     The weighted average fair value for options granted during 2003, 2002 and 2001 was $12.85, $10.63 and $14.10, respectively.

     See Note 2 for the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

Restricted Stock

     At the Distribution, certain members of management had restricted stock grants for Bristol-Myers Squibb stock which were converted into Company restricted stock grants at quantities and prices that maintained the intrinsic value that existed immediately prior to the Distribution. Total converted grants represented 106,560 shares at the Distribution. Subsequent to the Distribution, restrictions on 7,430, 32,578 and 20,361 shares were eliminated in 2003, 2002 and 2001, respectively. Restricted stock grants were made for 50,200 and 33,681 shares in 2002 and 2001, respectively. In addition, 9,902 restricted stock shares were forfeited in 2003. The awards are being expensed over the vesting period of five years from date of grant and the expense recorded by the Company for all periods presented was not significant.

17.	SEGMENT DATA

     The Company designs, develops, manufactures and markets reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. Operations are managed through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and Separation Costs from the Company’s former parent. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions, and operations and logistics. Medical education expenses and cost of capital charges had been previously reported within each respective geographic segment. For each year presented below, medical education expenses have been included in global operations and cost of capital charges have been eliminated.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2003	2002	2001	2003	2002	2001	2003	2002

Americas	$1,208.3	$932.9	$790.7	$619.2	$450.2	$374.9	$3,065.0	$597.2
Europe	366.0	169.9	132.7	96.4	41.4	25.9	1,743.0	102.8
Asia Pacific	326.7	269.6	255.2	148.1	124.3	115.8	348.0	158.9

Net sales	$1,901.0	$1,372.4	$1,178.6

Inventory step-up				(42.7)	–	–
Acquisition and integration				(79.6)	–	–
In-process research and development				(11.2)	–	–
Separation Costs				–	–	(70.0)
Global operations and corporate expenses				(279.5)	(215.0)	(198.3)

Operating profit				$450.7	$400.9	$248.3

Total assets							$5,156.0	$858.9

     U.S. sales were $1,152.0 million, $892.3 million and $753.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Net sales by product category are as follows (in millions):

	2003	2002	2001

Reconstructive implants	$1,521.0	$1,061.7	$886.5
Trauma	151.6	133.8	128.3
Spine	33.6	–	–
Orthopaedic surgical products	194.8	176.9	163.8

Total	$1,901.0	$1,372.4	$1,178.6

     The Americas, Europe and Asia Pacific long-lived assets were $344.9 million, $143.8 million and $36.5 million at December 31, 2003, respectively, and $143.2 million, $3.8 million and $10.8 million at December 31, 2002, respectively.

     Depreciation and amortization are as follows (in millions):

	2003	2002	2001

Americas	$38.4	$22.9	$21.3
Europe	55.2	1.3	1.3
Asia Pacific	9.7	1.1	0.8

	$103.3	$25.3	$23.4

18.	SEPARATION FROM BRISTOL-MYERS SQUIBB COMPANY

     The Company was incorporated in Delaware as a wholly-owned subsidiary of Bristol-Myers Squibb, its former parent, on January 12, 2001. On July 25, 2001, Bristol-Myers Squibb transferred the assets and liabilities of its orthopaedic business to the Company. On August 6, 2001, Bristol-Myers Squibb distributed all 193.6 million shares of Company common stock to Bristol-Myers Squibb stockholders in the form of a dividend of one share of Company common stock and the associated preferred stock purchase right, for every 10 shares of Bristol-Myers Squibb common stock (the “Distribution”). The Distribution qualified as a tax-free distribution made under Section 355 and 368(a)(1)(1) of the Internal Revenue Code of 1986 as more fully-described in Note 14. On August 6, 2001, the Company assumed all obligations under the Terminated Facility established by the Company and its former parent with then outstanding borrowings of $290 million. With additional borrowings under the Terminated Facility, the Company repaid amounts due to its former parent of approximately $90 million, and finally, the Company assumed an additional $22 million of borrowings under the Terminated Facility for separation costs. The Company also recognized certain liabilities and obligations for pension, post-retirement, long-term disability and U.S. sales agent benefits. Recognition of these liabilities and obligations reduced the net investment in Zimmer by its former parent.

     The Company incurred $70.0 million ($49.9 million net of taxes) in 2001 in costs, fees and expenses relating to the separation from its former parent and distribution of Company common stock to the Bristol-Myers Squibb stockholders (“Separation Costs”). These costs, fees and expenses were primarily for retention bonuses; legal separation matters; professional expenses; and costs of producing, printing, mailing and distributing the information statement related to the Distribution.

19.	TRANSACTIONS WITH FORMER PARENT

     Prior to the Distribution, the former parent of the Company provided certain services, including administration of treasury, insurance, payroll, employee compensation and benefits, travel and meeting services, public and investor relations, real estate services, internal audit, corporate aviation and related services, telecommunications, computing services, corporate income tax and selected legal services. Management of the Company believes that the methods used to allocate expenses to the Company for these services were reasonable, although it cannot be assured that all the expenses that would have been incurred had the Company been a separate, standalone entity have been reflected in financial results prior to the Distribution. These services accounted for a total expense of $17.2 million for the period January 1, 2001 through the Distribution.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

20.	LEASES

     Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2003 were $23.0 million for 2004, $18.3 million for 2005, $14.0 million for 2006, $5.4 million for 2007, $3.8 million for 2008 and $12.7 million thereafter. Total rent expense for the years ended December 31, 2003, 2002 and 2001 aggregated $15.7 million, $9.1 million and $5.7 million, respectively.

21.	COMMITMENTS AND CONTINGENCIES

     As a result of the Centerpulse transaction, on the Closing Date the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of February 20, 2004, the claims administrator has received 4,122 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 169 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of December 31, 2003 is adequate to provide for any future claims regarding the hip and knee implant litigation.

     The Company is also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which the Company maintains insurance, subject to self-insured retention limits. The Company establishes accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, these cases will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

     On July 25, 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. The Company is cooperating with the Securities and Exchange Commission in this matter.

     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the“’559 Patent”). The Company’s Trilogy Acetabular System is specifically accused of infringement, as well as Centerpulse’s Converge and AllofitTM Acetabular Systems. BTG’s complaint seeks unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the ’559 Patent is invalid. The Company believes that its defenses are valid and meritorious and the Company intends to defend the BTG lawsuit vigorously.

22.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share amounts)

	2002 Quarter Ended				2003 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec(2)

Net sales	$319.1	$345.6	$337.5	$370.2	$390.1	$411.1	$398.2	$701.6
Gross profit	238.3	260.4	252.4	276.5	293.2	312.7	301.4	477.5
Earnings before cumulative effect of change in accounting principle(1)	54.6	65.9	65.1	72.2	80.2	89.0	85.0	37.0
Net earnings	54.6	65.9	65.1	72.2	135.3	89.0	85.0	37.0
Earnings per common share before cumulative effect of change in accounting principle Basic	0.28	0.34	0.33	0.37	0.41	0.45	0.43	0.15
Diluted	0.28	0.34	0.33	0.37	0.41	0.45	0.43	0.15
Net earnings per common share(1)
Basic	0.28	0.34	0.33	0.37	0.69	0.45	0.43	0.15
Diluted	0.28	0.34	0.33	0.37	0.68	0.45	0.43	0.15

(1)	The three month period ended March 31, 2003 includes a cumulative effect of a change in accounting principle for instruments as discussed in Note 4 of these audited financial statements.

(2)	The three month period ended December 31, 2003 includes the results of Centerpulse subsequent to the Closing Date, as discussed in Note 3 of these audited financial statements.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.	Controls and Procedures

      The Company has established disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors. However, any control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     Based on their evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report are effective.

     Since the acquisition of control of Centerpulse on October 2, 2003, the results of operations of Centerpulse have been included in the Company’s consolidated results of operations, and its respective assets and liabilities were recorded at their estimated fair values in the Company’s consolidated statement of financial position, with the excess purchase price being allocated to goodwill. Historically,
Centerpulse’s consolidated financial statements were prepared in accordance with International Financial Reporting Standards, which differ in certain material respects from accounting principles generally accepted in the United States of America (“U.S. GAAP”) which the Company must follow. Following the completion of the acquisition, the necessary adjustments were made within the Company’s financial statements to adjust the Centerpulse financial statements to U.S. GAAP. In addition, the Company has integrated Centerpulse operating units into the Company’s financial reporting system. New accounting policies and procedures went into effect within the Centerpulse operating units during the fourth quarter to ensure consistency in financial reporting among all of the Company’s operating units. The Company established a common approach for estimating excess inventories and instruments. The effect of this change in estimate is further described under Item 7, Critical Accounting Estimates. Other than these changes, there were no significant changes in the Company’s internal controls during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this Item concerning directors and executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A and the information included under the caption “Executive Officers of the Registrant” in Part I hereof.

ITEM 11.	Executive Compensation

      The information required by this Item concerning remuneration of the Company’s officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Part IV

ITEM 15.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) 1.  Financial Statements

          The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.

              Report of Independent Auditors

              Consolidated Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001

              Consolidated Balance Sheets as of December 31, 2003 and 2002

              Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

              Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

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

(b) Reports on Form 8-K

Four reports on Form 8-K were filed or furnished during the fourth quarter ended December 31, 2003.

On October 2, 2003, the Company filed a report under Item 7 — Financial Statements and Exhibits. A copy of a press release announcing the closing of the Company’s exchange offer for Centerpulse AG was included as an exhibit to the filing.

On October 17, 2003, the Company filed a report under Item 2 — Acquisition or Disposition of Assets reporting that on October 2, 2003, it consummated its exchange offers for all of the outstanding registered shares of Centerpulse AG and all of the outstanding bearer shares of InCentive Capital AG. Under Item 7 — Financial Statements and Exhibits the Company reported that it would file the required financial statements with respect to the acquisitions under the cover of an amendment to the Form 8-K as soon as practicable.

On October 22, 2003, the Company furnished a report under Item 12 — Results of Operations and Financial Condition reporting that it had issued a press release reporting its results of operations for the quarter ended September 30, 2003. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 9 and Item 12 of Form 8-K.

On December 16, 2003, the Company filed an amended report under Item 7 — Financial Statements and Exhibits amending the report filed on October 17, 2003 in connection with the consummation of the Company’s exchange offers for all of the outstanding registered shares of Centerpulse AG and all of the outstanding bearer shares of InCentive Capital AG. The amended report incorporated by reference to Centerpulse AG’s Annual Report on Form 20-F for the fiscal year ended December 31, 2002, filed on April 25, 2003, the following financial statements: audited financial statements as of December 31, 2002 and December 31, 2001 and for each of the three years in the period ended December 31, 2002 of Centerpulse AG, including the notes thereto and the report of independent accountants. Filed with the report were the following financial statements: unaudited financial statements of Centerpulse AG as of and for the nine months ended September 30, 2003 and September 30, 2002, including the notes thereto.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/s/ J. RAYMOND ELLIOTT

J. Raymond Elliott
Chairman of the Board, President and Chief Executive Officer

Dated: March 15, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. RAYMOND ELLIOTT J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ SAM R. LENO Sam R. Leno	Executive Vice President, Corporate Finance and Operations and Chief Financial Officer (Principal Financial Officer)	March 15, 2004

/s/ JAMES T. CRINES James T. Crines	Senior Vice President, Finance/ Controller and Information Technology (Principal Accounting Officer)	March 15, 2004

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	March 15, 2004

/s/ REGINA E. HERZLINGER Regina E. Herzlinger	Director	March 15, 2004

/s/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	March 15, 2004

/s/ AUGUSTUS A. WHITE III Augustus A. White III	Director	March 15, 2004

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Index to Exhibits

Exhibit No.	Description

2	Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K/A dated December 7, 2001)
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 to the Restated By-Laws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3 to Quarterly Report on Form 10-Q dated November 14, 2003)
4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form 10, dated July 6, 2001)
4.2	Rights Agreement between Zimmer Holdings, Inc. and Mellon Investor Services LLC, as Rights Agent, dated as of August 6, 2001 (incorporated herein by reference to Exhibit 4.1 to Current Report on Form 8-K dated November 13, 2001)
4.3	Specimen Right Certificate (incorporated herein by reference to Exhibit B to the Rights Agreement filed as Exhibit 4.2 hereto)
4.4	Amendment No. 1 dated June 15, 2002 to the Rights Agreement dated July 30, 2001 between Zimmer Holdings, Inc. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K dated June 17, 2002)
10.1	Contribution and Distribution Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (filed as Exhibit 2 hereto)
10.2	Interim Services Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K dated November 13, 2001)
10.3	Employee Benefits Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.3 to Current Report on Form 8-K dated November 13, 2001)
10.4	Tax Sharing Agreement between Bristol-Myers Squibb Company and Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 10.4 to Current Report on Form 8-K dated November 13, 2001)
10.5*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.6*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.7*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.8*	Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated August 6, 2001)
10.9	Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 6, 2001)
10.10	First Amendment to Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of December 10, 2001 (incorporated herein by reference to Exhibit 10.26 to Annual Report on Form 10-K filed March 13, 2002)
10.11	Guarantee Assumption Agreement, dated as of June 24, 2002, made by each of the signatories thereto in favor of the lenders named in the Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 9, 2002)
10.12*	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)

Index to Exhibits (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2003 FORM 10-K

Exhibit No.	Description

10.13*	Change in Control Severance Agreement with J. Raymond Elliott (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.14*	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi, Bruce E. Peterson and David C. Dvorak (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.15*	Change in Control Severance Agreement with James T. Crines (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.16*	Change in Control Severance Agreement with Sheryl L. Conley (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 8, 2003)
10.17	$26,000,000 Uncommitted Standard Instrument Line of Credit between Zimmer, Inc. and subsidiaries and Bank of America, N.A. and its affiliates and subsidiaries dated July 17, 2001 (incorporated herein by reference to Exhibit 10.23 to Annual Report on Form 10-K filed March 13, 2002)
10.18	Amendment No. 1 to Letter Agreement dated July 17, 2001 between Zimmer, Inc. and Bank of America, N.A. dated July 26, 2001 (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K filed March 13, 2002)
10.19	Amendment No. 2 to Letter Agreement dated July 17, 2002 between Zimmer, Inc. and Bank of America, N.A. dated February 5, 2002 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed May 8, 2002)
10.20	Amendment No. 3 to Letter Agreement dated as of July 31, 2003 between Zimmer Holdings, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated November 14, 2003)
10.21	Uncommitted Credit Agreement between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation dated October 29, 2001 (incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K filed March 13, 2002)
10.22	First Amendment dated July 15, 2002 to the Uncommitted Credit Agreement dated October 29, 2001 between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed November 12, 2002)
10.23	$20,000,000 Uncommitted Line of Credit between Zimmer Holdings, Inc. and Fleet National Bank dated October 16, 2002 (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed November 12, 2002)
10.24	Tender Agreement, dated as of August 31, 2003, between René Braginsky, Hans Kaiser, Zürich Versicherungs- Gesellschaft, III Institutional Investors International Corp. and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed September 2, 2003)
10.25	$1,350,000,000 Revolving Credit and Term Loan Agreement among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., the borrowing subsidiaries and the lenders named therein, dated as of June 12, 2003 (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-105561, filed June 13, 2003)
10.26	$400,000,000 364-Day Credit Agreement among Zimmer Holdings, Inc., the borrowing subsidiaries and the lenders named therein, dated as of June 12, 2003 (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-4 Registration No. 333-105561, filed June 13, 2003)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* indicates management contracts or compensatory plans or arrangements