Form 10-Q
period 2004-03-31
ZIMMER HOLDINGS INC
filed 2004-05-06
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

At April 23, 2004, there were 244,022,352 shares outstanding of the Registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2004

Part I – Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2004	2003
Net Sales	$742.2	$390.1
Cost of products sold	219.5	96.9

Gross Profit	522.7	293.2

Research and development	39.8	21.4
Selling, general and administrative	297.8	149.8
Acquisition and integration	31.3	—

Operating expenses	368.9	171.2

Operating Profit	153.8	122.0
Interest expense	9.8	1.4

Earnings before income taxes and cumulative effect of change in accounting principle	144.0	120.6
Provision for income taxes	46.4	40.4

Earnings before cumulative effect of change in accounting principle	97.6	80.2
Cumulative effect of change in accounting principle, net of tax	—	55.1

Net Earnings	$97.6	$135.3

Earnings Per Common Share - Basic
Earnings before cumulative effect of change in accounting principle	$0.40	$0.41
Cumulative effect of change in accounting principle, net of tax	—	0.28

Earnings Per Common Share - Basic	$0.40	$0.69

Earnings Per Common Share - Diluted
Earnings before cumulative effect of change in accounting principle	$0.40	$0.41
Cumulative effect of change in accounting principle, net of tax	—	0.27

Earnings Per Common Share - Diluted	$0.40	$0.68

Weighted Average Common Shares Outstanding
Basic	242.9	195.7
Diluted	246.4	198.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current Assets:
Cash and equivalents	$108.7	$77.5
Restricted cash	12.4	14.5
Accounts receivable, less allowance for doubtful accounts	526.5	486.4
Inventories, net	503.8	527.7
Prepaid expenses	38.8	43.5
Deferred income taxes	171.3	189.1

Total Current Assets	1,361.5	1,338.7

Property, Plant and Equipment, net	547.0	525.2
Goodwill	2,252.2	2,291.8
Intangible Assets	758.6	760.5
Deferred Income Taxes	191.9	161.2
Other Assets	78.8	78.6

Total Assets	$5,190.0	$5,156.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125.3	$127.6
Income taxes payable (receivable)	(2.5)	(59.0)
Other current liabilities	443.2	475.4
Short-term debt	—	101.3

Total Current Liabilities	566.0	645.3

Other Long-term Liabilities	344.5	352.6
Long-term Debt	959.7	1,007.8

Total Liabilities	1,870.2	2,005.7

Commitments and Contingencies (Note 13)
Minority Interest	7.0	7.0
Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 243.9 million in 2004 (242.4 million in 2003) issued and outstanding	2.4	2.4
Paid-in capital	2,409.6	2,342.5
Retained earnings	757.3	659.7
Accumulated other comprehensive income	143.5	138.7

Total Stockholders’ Equity	3,312.8	3,143.3

Total Liabilities and Stockholders’ Equity	$5,190.0	$5,156.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$97.6	$135.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	41.7	19.6
Inventory step-up	31.0	—
Cumulative effect of change in accounting principle	—	(89.1)
Changes in operating assets and liabilities
Income taxes	75.5	59.1
Receivables	(38.8)	(22.2)
Inventories	(5.1)	(7.4)
Accounts payable and accrued expenses	(16.2)	2.2
Other assets and liabilities	8.3	7.3

Net cash provided by operating activities	194.0	104.8

Cash flows used in investing activities:
Additions to instruments	(37.6)	(26.7)
Additions to other property, plant and equipment	(13.0)	(6.3)

Net cash used in investing activities	(50.6)	(33.0)

Cash flows provided by (used in) financing activities:
Net payments on lines of credit	(149.3)	(79.6)
Proceeds from exercise of stock options	36.5	25.3

Net cash used in financing activities	(112.8)	(54.3)

Effect of exchange rates on cash and equivalents	0.6	0.2

Increase in cash and equivalents	31.2	17.7
Cash and equivalents, beginning of year	77.5	15.7

Cash and equivalents, end of period	$108.7	$33.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2003 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2003 have been reclassified to conform to the current year presentation.

2. Stock Compensation

     At March 31, 2004, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2003 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months
	Ended March 31,
	2004	2003
Net earnings, as reported	$97.6	$135.3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5.4)	(3.5)

Pro forma net earnings	$92.2	$131.8

Earnings per share:
Basic - as reported	$0.40	$0.69
Basic - pro forma	0.38	0.67
Diluted - as reported	0.40	0.68
Diluted - pro forma	0.37	0.67

3. Acquisitions

Centerpulse AG and InCentive Capital AG

     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse AG (“Centerpulse”), a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Company also closed its exchange offer for InCentive Capital AG (“InCentive”), a company that, at the Closing Date, owned only cash and beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reason for making the Centerpulse and InCentive exchange offers (the “Exchange Offers”) was to create a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, including joint and dental, spine implants, and trauma products. The strategic compatibility of the products and technologies of the Company and Centerpulse is expected to provide significant earnings power and a strong platform from which it can actively pursue growth opportunities in the industry. For the Company, Centerpulse provides a unique platform for growth and diversification in Europe as well as in the spine and dental segments of the medical device industry. As a result of the Exchange Offers, the Company beneficially owned 98.7 percent of the issued Centerpulse shares (including the Centerpulse shares owned by InCentive) and 99.9 percent of the issued InCentive shares.

     Pursuant to Swiss law, the Company initiated the compulsory acquisition process to acquire all of the shares of Centerpulse and InCentive that remained outstanding following the Exchange Offers, and completed this process on April 29, 2004. The aggregate consideration paid by the Company for shares acquired pursuant to the compulsory acquisition process was $42.1 million, consisting of Company common stock valued at $28.1 million (562,870 shares exchanged) and $14.0 million of cash. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the Company’s common stock issued pursuant to the compulsory acquisition process was determined to be $49.93 per share based upon the average closing price of the Company’s common stock two days before and after the date when sufficient Centerpulse and InCentive shares had been tendered to make the Exchange Offers binding (August 27, 2003).

     The Exchange Offers were accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, Centerpulse results of operations have been included in the Company’s consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill.

     The Company completed the preliminary purchase price allocation in the fourth quarter of 2003 in accordance with U.S. generally accepted accounting principles. The process included interviews with Centerpulse management, review of the economic and competitive environment in which Centerpulse operates and examination of assets including historical performance and future prospects.

     The preliminary purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Certain other fair value estimates require additional information before being finalized, including estimates of rights and contingent obligations pertaining to divested businesses, certain intellectual property and other matters, investments, and inventory and instruments associated with brands that the Company intends to discontinue. For these reasons, among others, the final purchase price allocation may vary from the preliminary purchase price allocation. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the Closing Date. To the extent that the estimates need to be adjusted, the Company will do so.

     During the three month period ended March 31, 2004, the Company adjusted certain estimates included in the preliminary purchase price allocation, including estimated fair values of certain acquired investments, fixed assets and intangible assets. In accordance with SFAS No. 141, all adjustments to the purchase price allocation have been reflected as changes to goodwill. See Note 7 for the changes in the carrying amount of goodwill during the three month period ended March 31, 2004.

     As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 750 Centerpulse employees will be involuntarily terminated through the Company’s integration plan. The Company expects to phase-out production at Centerpulse’s Austin, Texas manufacturing facility beginning in August 2004. The phase-out will result in the involuntary termination of approximately 550 employees, including 340 employees involved in manufacturing. Products previously manufactured at the Austin facility will be sourced from the Company’s other manufacturing facilities. The Company expects to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The phase-out is expected to be completed by the end of 2005. As of March 31, 2004, approximately 110 Centerpulse employees had been involuntarily terminated. The Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of March 31, 2004, is as follows (in millions):

	Employee
	Termination	Contract	Employee
	Benefits	Terminations	Relocation	Total
Balance, Closing Date	$49.7	$22.6	$3.4	$75.7
Cash Payments	(20.7)	(0.2)	—	(20.9)

Balance, December 31, 2003	29.0	22.4	3.4	54.8
Cash Payments	(4.3)	(0.3)	(0.2)	(4.8)
Additions/(Reductions)	(1.8)	(5.2)	0.7	(6.3)

Balance, March 31, 2004	$22.9	$16.9	$3.9	$43.7

     In accordance with EITF 95-3, “Recognition of Liabilities Assumed in a Purchase Business Combination”, adjustments to the integration liability were recorded as adjustments to goodwill.

The $5.2 million reduction in contract terminations resulted due to the assignment of certain lease obligations related to closed Centerpulse facilities.

     Implex Corp.

     On April 23, 2004, the Company acquired Implex Corp. (“Implex”), a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement (“Merger Agreement”). The Company acquired 100 percent of the shares of Implex for an aggregate value of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance agreement and other items. The adjusted cash consideration paid by the Company was $98.6 million, of which $9.8 million was delivered to an escrow agent to be held for 18 months, subject to possible indemnification claims of the Company. The Merger Agreement contains provisions for additional cash earn-out payments that are contingent on the growth of Implex product sales through 2006. These earn-out payments represent contingent consideration and, in accordance with SFAS No. 141, will be recorded as an additional cost of the transaction upon resolution of the contingency. The Company estimates the total earn-out payments to be in a range from $120 to $160 million. The acquisition is a culmination of a distribution and strategic alliance agreement, under which the Company and Implex had been operating since 2000, relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular MetalTM Technology. The acquisition will be accounted for under the purchase method of accounting.

4. Change in Accounting Principle

     Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Effective January 1, 2003, instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for obsolescence. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives determined principally in reference to associated product life cycles, primarily five years. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows relating to the asset are less than its carrying amount. Depreciation of instruments is recognized as a selling, general and administrative expense, consistent with classification of instrument cost in prior periods.

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

     The effect of the change during the quarter ended March 31, 2003 was to increase earnings before cumulative effect of change in accounting principle by $2.8 million, or $0.01 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million)

to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the quarter ended March 31, 2003.

5. Inventories

	March 31,	December 31,
	2004	2003
	(in millions)
Finished goods	$387.3	$384.3
Raw materials and work in progress	91.1	90.8
Centerpulse inventory step-up (primarily finished goods)	25.4	52.6

Inventories, net	$503.8	$527.7

6. Property, Plant and Equipment

	March 31,	December 31,
	2004	2003
	(in millions)
Land	$22.0	$22.0
Buildings and equipment	619.8	600.3
Instruments	459.5	431.4
Construction in progress	20.9	20.1

	1,122.2	1,073.8
Accumulated depreciation	(575.2)	(548.6)

Property, plant and equipment, net	$547.0	$525.2

7. Goodwill and Other Intangible Assets

     The following table summarizes the changes in the carrying amount of goodwill for the three months ended March 31, 2004 (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2004	$1,275.5	$906.0	$110.3	$2,291.8
Change in preliminary fair value estimates related to:
Intangible assets	(10.0)	—	—	(10.0)
Property, plant and equipment	—	(9.6)	—	(9.6)
Integration liability	0.8	(7.1)	—	(6.3)
Other	(3.2)	0.3	(0.2)	(3.1)
Currency translation	—	(12.3)	1.7	(10.6)

Balance at March 31, 2004	$1,263.1	$877.3	$111.8	$2,252.2

The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total
As of March 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$118.4	$317.5	$32.9	$34.4	$33.4	$536.6
Accumulated amortization	(3.1)	(11.1)	(1.5)	(0.6)	(11.9)	(28.2)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	250.2	—	—	250.2

Total identifiable intangible assets	$115.3	$306.4	$281.6	$33.8	$21.5	$758.6

As of December 31, 2003:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$318.8	$33.1	$34.4	$23.6	$528.8
Accumulated amortization	(1.6)	(5.5)	(0.8)	(0.3)	(11.4)	(19.6)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	251.3	—	—	251.3

Total identifiable intangible assets	$117.3	$313.3	$283.6	$34.1	$12.2	$760.5

     Amortization expense for the three months ended March 31, 2004 was $8.6 million and was recorded as part of selling, general and administrative. Amortization expense for the three months ended March 31, 2003 was not significant.

8. Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended March 31,
	2004	2003
	(in millions)
Net Earnings	$97.6	$135.3
Other Comprehensive Income (Loss):
Minimum pension liability, net of tax	0.6	—
Foreign currency translation	(0.1)	1.0
Unrealized foreign currency hedge gains, net of tax	1.2	3.8
Reclassification adjustments	3.1	(2.6)

Total Other Comprehensive Income	4.8	2.2

Comprehensive Income	$102.4	$137.5

9. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the quarters ended March 31, 2004 and 2003, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at March 31, 2004, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $58.5 million, or $36.3 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years; $28.3 million, or $17.5 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

10. Retirement and Postretirement Benefit Plans

     The Company has defined benefit pension plans covering certain U.S. and Puerto Rico employees. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, the Company sponsors various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

     Effective March 31, 2004, the Company amended its U.S. and Puerto Rico defined benefit plans. Eligible employees hired before September 2, 2002 participating in these plans will not be affected by the amendments and will continue to accrue benefits. Eligible employees hired on or after September 2, 2002 and before March 2, 2004 had their accrued benefits frozen as of March 31, 2004, and do not continue to accrue benefits. As a result of the amendments to the defined benefit plans, the Company amended its U.S. and Puerto Rico defined contribution plans to provide increased Company contributions to eligible employee hired on or after September 2, 2002. Additionally, the defined contribution plan for the former U.S. Centerpulse employees was merged into the existing Zimmer defined contribution plans effective April 1, 2004. The plan amendments did not have a material impact on the Company’s financial position, results of operations or cash flows.

     The Company also provides comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico retirees who elect to participate in the Company’s comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico.

     The components of net pension expense for the three months ended March 31 for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2004	2003
Service cost	$5.8	$2.8
Interest cost	2.2	1.0
Expected return on plan assets	(3.6)	(1.0)
Amortization of unrecognized actuarial (gain) loss	0.4	0.2

Net periodic benefit cost	$4.8	$3.0

     The components of net periodic benefit expense for the three months ended March 31 for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months
	Ended March 31,
	2004	2003
Service cost	$0.4	$0.3
Interest cost	0.4	0.4

Net periodic benefit cost	$0.8	$0.7

     The Company contributed $11.3 million during the three month period ended March 31, 2004 to its U.S. and Puerto Rico defined benefit plans and does not expect to make any additional contributions during 2004. The Company contributed $2.5 million to its foreign based defined benefit plans in the three month period ended March 31, 2004 and expects to contribute $6.9 million additionally to these foreign based plans during 2004. The Company may make additional discretionary contributions when deemed appropriate to meet the long-term obligations of the plans. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

11. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months
	Ended March 31,
	2004	2003
	(in millions)
Basic average common shares outstanding	242.9	195.7
Effect of dilutive securities	3.5	2.3

Diluted average common shares outstanding	246.4	198.0

There were no anti-dilutive securities outstanding at March 31, 2004 or 2003.

12. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, including joint and dental, spinal implants, trauma products, and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic procedures. Operations are managed through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of the larger countries of Europe as well as the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit, exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up and in-process research and development write-offs. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and operations and logistics.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
Americas	$422.7	$266.1	$215.0	$135.0
Europe	215.1	54.0	72.5	14.2
Asia Pacific	104.4	70.0	44.6	32.8

Total	$742.2	$390.1

Inventory step-up			(31.0)	—
Acquisition and integration			(31.3)	—
Global operations and corporate expenses			(116.0)	(60.0)

Operating profit			$153.8	$122.0

Product category net sales are as follows (in millions):

	Net Sales
	Three Months Ended
	March 31,
	2004	2003
Reconstructive implants	$611.3	$309.9
Trauma	45.0	35.8
Spine	33.5	—
Orthopaedic surgical products	52.4	44.4

Total	$742.2	$390.1

13. Commitments and Contingencies

     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of March 19, 2004, the claims administrator has received 4,124 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 170 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of March 31, 2004 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the “‘559 Patent”). The Company’s Trilogy® Acetabular System is specifically accused of infringement, as well as Centerpulse’s Converge® and AllofitTM Acetabular Systems. BTG’s complaint seeks unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the ‘559 Patent is invalid. The Company believes that its defenses are valid and meritorious and the Company intends to defend the BTG lawsuit vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures. With operations in more than 24 countries and products marketed in more than 80 countries, operations are managed through three reportable geographic segments — the Americas, Europe and Asia Pacific. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

     The Company believes that the following developments or trends are important to understanding the Company’s financial condition and results of operations for the first quarter of 2004.

     Acquisition of Centerpulse

     The Centerpulse acquisition, completed in the fourth quarter of 2003, had a significant impact on first quarter 2004 financial results. Centerpulse accounted for 66 percent of the Company’s 90 percent revenue growth in the first quarter of 2004. In addition, during the three month period ended March 31, 2004, the Company incurred $31.3 million (pre-tax) of Centerpulse related acquisition and integration costs for contract terminations, professional fees, employee severance, retention pay, employee relocation costs directly related to the integration and other integration expenses. The Company expects to incur an additional $65 million of similar Centerpulse related acquisition and integration expenses during the last nine months of 2004. The Company’s gross profit margin for the quarter ended March 31, 2004 was also impacted by the Centerpulse acquisition, as an inventory step-up charge reduced reported gross profit by $31.0 million, or 4.2 percent of net sales.

     As previously reported, the Company expects to realize $50 million of sales dis-synergies during 2004 as a result of the Centerpulse acquisition. The Company believes it is possible, given the complexity of the Centerpulse combination, that its reconstructive revenue growth in Europe, for example, may lag the European reconstructive market as the Company works through integration challenges in key markets such as France, Italy and Germany.

     The Company continues to manage the integration of Centerpulse. More than 100 full time personnel and independent professional service organizations are managing more than 350 major integration projects for over 80 legal entities in 80 different countries. The Company has made substantial progress in developing global combined product strategies, in integrating the sales and business organizations, and in melding essential activities as diverse as global accounting principles, manufacturing processes and E-mail systems. In the first quarter of 2004, the Company announced its global management structure, completed the closure of Centerpulse’s former headquarters in Zurich, Switzerland, announced plans to close Centerpulse’s U.S. manufacturing facility in Austin, Texas and centralized research and development activities related to orthobiologics in Austin, Texas.

     Foreign Currency Exchange Rates

     A weakened U.S. dollar during the first quarter of 2004 compared to the same period last year, contributed 5 percent to the growth of Zimmer standalone sales. “Zimmer standalone sales” as used herein refers to sales for the period less sales from acquired Centerpulse businesses. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of derivative financial instruments solely for managing risk. The use of derivative financial instruments for trading or speculative purposes is prohibited.

     Pricing Trends

     In the Americas, the Company’s largest operating segment, Zimmer standalone realized average selling price growth of 4 percent in the quarter ended March 31, 2004. Although the industry has experienced 3-4 percent growth in price in the last few years, management expects price growth to moderate in the near term and settle in at rates of 2-3 percent globally. Pressure from healthcare cost containment efforts may affect prices in markets where health care spending grows at a rate higher than the local economy.

     New Product Sales

     New products, which management defines as products introduced within the prior 36 month period, accounted for 17 percent of the Company’s revenue during the first quarter of 2004. Adoption rates for new technologies are a key indicator of industry performance. Revenue has grown with the introduction of new products such as ProlongTM Highly Crosslinked Polyethylene for the knee, which was introduced in 2002, and represented approximately 47 percent of all cruciate retaining articulating surface product sales and 17 percent of all knee articulating surfaces for Zimmer standalone during the quarter ended March 31, 2004. Adoption rates for the Company’s new products associated with Crosslinked Polyethylene, Minimally Invasive SolutionsTM (MISTM) Procedures and Technologies, Trabecular Metal Technology, Knee and Hip Revision products, and new trauma, spine and dental devices should continue to favorably affect the Company’s operating performance.

     New product sales are the end result of significant research and development activities performed by the Company. The Company expects over the next few years to invest in research and development at almost 6 percent of sales, as investments in reconstructive, spine, biologics and other new technologies increase.

     Demand Trends

     Volume and mix improvements contributed 16 percent to Zimmer standalone revenue growth during the first quarter of 2004. Orthopaedic procedure volume on a worldwide basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s MIS Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift to premium priced products such as porous hip stems continue to positively impact revenue growth. During the first quarter of 2004, porous hip stems accounted for 66 percent of all hip stem sales, compared to 45 percent, 57 percent and 59 percent of total hip stem sales for Zimmer standalone in 2001, 2002 and 2003, respectively.

     The Company believes innovative surgical approaches will significantly impact the orthopaedics industry. The Company continues to make significant progress in the development and introduction of MIS Procedures and Technologies. This includes the continued rollout of the Zimmer MIS 2-IncisionTM Hip Replacement Procedure, and the development of the MIS Quad-SparingTM Total Knee Procedure that the Company introduced at the 2004 American Academy of Orthopaedic Surgeons meeting in San Francisco. Since its opening in March 2003, The Zimmer Institute in Warsaw, Indiana has seen extensive use for MIS education, new product development meetings and sales training programs. During the first quarter of 2004, the Company’s MIS 2-Incision Hip Replacement Procedure was utilized in approximately 13 percent of all Zimmer standalone hip surgeries in the U.S. In 2003, the Company was granted a patent by the U.S. Patent and Trademark Office for the Zimmer MIS 2-Incision Hip Replacement Procedure. The patent includes 17 approved claims.

First Quarter Results of Operations

     The following table presents the components of the percentage changes in net sales by geographic segment for the three month period ended March 31, 2004 versus the three month period ended March 31, 2003:

	Zimmer Standalone				Impact of
			Foreign		Centerpulse	Net
	Volume/Mix	Price	Exchange	Subtotal	Acquisition	Change
Americas	16%	4%	1%	21%	38%	59%
Europe	19	3	16	38	260	298
Asia Pacific	10	(1)	13	22	27	49
Consolidated	16	3	5	24	66	90

Net Sales

          Net sales for the three month period ended March 31, 2004 increased 90 percent to $742.2 million from $390.1 million for the comparable 2003 period. Sales growth reflected the additional sales from the October 2, 2003 Centerpulse acquisition and continued strong demand for reconstructive implants. The 90 percent increase was comprised of a 66 percent increase due to the Centerpulse acquisition and a 24 percent increase in Zimmer standalone sales. Favorable demographics, including an aging population and a continued shift to premium priced products, contributed to the favorable volume and mix growth. Higher average selling prices were realized in the Americas and Europe while pricing in Asia Pacific decreased. The continued weakening of the U.S. dollar versus the Euro and Japanese Yen were the main contributors to the favorable impact of foreign currency exchange rates on net sales.

          Net sales in the Americas increased 59 percent to $422.7 million in the three month period ended March 31, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 59 percent increase was comprised of a 38 percent increase due to the Centerpulse acquisition plus a 21 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 58 percent to $330.7 million, 34 percent related to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales. Knee sales increased 54 percent to $182.6 million, 29 percent due to the Centerpulse acquisition and 25 percent related to increased Zimmer standalone sales. Hip sales increased 47 percent to $121.4 million, 24 percent due to increased Zimmer standalone sales and 23 percent due to the Centerpulse acquisition. Knee sales growth was led by the NexGen® Complete Knee Solution Legacy® Knee Posterior Stabilized (“PS”) product line, including the LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen Cruciate Retaining (“CR”) Knee with Prolong Highly Crosslinked Polyethylene and the NexGen Rotating Hinge Knee. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys® Hip System Fiber Metal Taper Stem, which is often used in MIS Hip Replacement Procedures; Trabecular Metal Acetabular Cups; and increased sales of Trilogy Acetabular System Cups incorporating Longevity® Highly Crosslinked Polyethylene Liners.

          Net sales in Europe grew 298 percent to $215.1 million in the three month period ended March 31, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 298 percent increase was comprised of a 260 percent increase due to the Centerpulse acquisition and a 38 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 311 percent to $197.4 million, 273 percent due to the Centerpulse acquisition and 38 percent due to increased Zimmer standalone sales (increased 22 percent constant currency). “Constant currency” as used herein refers to sales growth measurements computed by eliminating the effect of changes in foreign currency exchange rates between periods. Knee sales increased 151 percent to $76.7 million, 119 percent due to the Centerpulse acquisition and 32 percent due to increased Zimmer standalone sales (increased 16 percent constant currency). Hip sales increased 576 percent to $109.0 million, 527 percent due to the Centerpulse acquisition and 49 percent due to increased Zimmer standalone sales (increased 32 percent constant currency). Knee sales were driven by strong sales of the NexGen Legacy System of knee prostheses, the NexGen CR Knee, NexGen Trabecular Metal Components and the NexGen Rotating Hinge Knee. Hip sales were driven by strong sales of Trilogy Acetabular System Cups incorporating Longevity Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Technology Cups.

          Net sales in Asia Pacific increased 49 percent to $104.4 million in the three month period ended March 31, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 49 percent increase was comprised of a 27 percent increase due to the Centerpulse acquisition and a 22 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 57 percent to $83.1 million, 35 percent due to the Centerpulse acquisition and 22 percent due to increased Zimmer standalone sales (increased 9 percent constant currency). Knee sales increased 39 percent to $33.6 million, 23 percent due to increased Zimmer standalone sales (increased 10 percent constant currency) and 16 percent due to the Centerpulse acquisition. Hip sales increased 62 percent to $45.2 million, 42 percent due to the Centerpulse acquisition and 20 percent due to increased Zimmer standalone sales (increased

7 percent constant currency). Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. Hip sales were driven primarily by the continued conversion to porous stems and sales of Trilogy Acetabular System Cups incorporating Longevity Highly Crosslinked Polyethylene Liners.

The following table presents the components of the percentage changes in net sales by product category for the three month period ended March 31, 2004 versus the three month period ended March 31, 2003:

	Zimmer Standalone				Impact of
			Foreign		Centerpulse	Net
	Volume/Mix	Price	Exchange	Subtotal	Acquisition	Change
Reconstructive implants	18%	3%	5%	26%	71%	97%
Trauma	8	3	5	16	10	26
Spine [1]	—	—	—	—	N/A	N/A
Orthopaedic surgical products	8	2	4	14	4	18
Consolidated	16	3	5	24	66	90

          Overall, worldwide reconstructive implant sales increased 97 percent to $611.3 million. The 97 percent increase was comprised of a 71 percent increase due to the Centerpulse acquisition and a 26 percent increase in Zimmer standalone sales. Knee sales increased 69 percent to $292.9 million, 43 percent due to the Centerpulse acquisition and 26 percent due to increased Zimmer standalone sales (increased 21 percent constant currency). Knee sales were led by the NexGen LPS Knee product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee with Prolong Highly Crosslinked Polyethylene. Hip sales increased 118 percent to $275.6 million, 92 percent due to the Centerpulse acquisition and 26 percent due to increased Zimmer standalone sales (increased 21 percent constant currency). Hip sales were driven by continued conversion to porous stems, Trabecular Metal Acetabular Cups, and increased sales of Trilogy Acetabular System Cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Dental sales were $27.7 million, due to sales from Centerpulse. Trauma sales increased 26 percent to $45.0 million, 16 percent due to increased Zimmer standalone sales (increased 11 percent constant currency) and 10 percent due to the Centerpulse acquisition. Trauma sales were led by sales of the Zimmer® Plates and Screws System. Spine sales were $33.5 million, due to sales from Centerpulse. Orthopaedic surgical product sales increased 18 percent to $52.4 million, 14 percent due to increased Zimmer standalone sales (increased 10 percent constant currency) and 4 percent due to the Centerpulse acquisition. Orthopaedic surgical product sales were primarily driven by the continued growth of the OrthoPAT®2 Autotransfusion System.

Gross Profit

          Gross profit as a percentage of net sales was 70.4 percent for the three month period ended March 31, 2004 compared to 75.2 percent in the comparable 2003 period. Gross profit for the three month period ended March 31, 2004 was reduced by $31.0 million, or 4.2 percent of

[1]	Spine is a new product category as a result of the Centerpulse acquisition.
[2]	Trademark of Haemonetics Corporation

net sales, as a result of an inventory step-up charge recognized in connection with the Centerpulse acquisition. Sales and gross profit from Centerpulse also reduced reported gross margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. Increased Zimmer standalone average selling prices in the Americas and Europe, the continued conversion from cemented implants to higher margin porous implants and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit. The Company’s operating plans annually call for reductions in unit manufacturing cost of its products as a direct result of a number of factors, including but not limited to, increased volume, improvements in material technology, replacement of used machinery and equipment with higher speed equipment, changes in the configuration of manufacturing cells designed to increase throughput, labor automation as well as in-sourcing. Focus on inventory cost reduction is a strategic imperative. The Company will continue to direct efforts on driving down costs of products sold.

Operating Expenses

          Research and development (“R&D”) as a percentage of net sales was 5.4 percent for the three month period ended March 31, 2004 compared to 5.5 percent for the comparable 2003 period. Research and development increased to $39.8 million from $21.4 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, spine, innovative materials such as Trabecular Metal Technology and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. Maintaining a robust product development pipeline has enabled Zimmer to achieve significant contributions in revenue from new products, which management defines as products introduced within the prior 36 month period. For example, in the quarter, new product revenue represented 17 percent of sales, in line with the Company’s stated goal of 15-20 percent, in place since 1999. Management expects over the next year or two to continue to invest in R&D at almost 6 percent of sales on a higher revenue base as investments in spine, biologics and new technology increase.

          Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 40.1 percent in the three month period ended March 31, 2004 compared to 38.4 percent for the comparable reported 2003 period. The increase from the first quarter of the prior year is a result of the Centerpulse acquisition, as acquired Centerpulse businesses have higher SG&A expenses as a percentage of sales. SG&A expenses as a percentage of sales for the current quarter improved from 40.9 percent reported during the fourth quarter of 2003, primarily due to low cost inflation, revenue growth, controlled spending and the realization of expense synergies associated with the acquisition of Centerpulse. The Company will continue to pursue opportunities to leverage SG&A expenses and gain synergies from the acquisition.

          Acquisition and integration expenses related to the acquisitions of Centerpulse and InCentive were $31.3 million, including $14.6 million of sales agent and lease contract termination expenses, $8.7 million of integration consulting expenses, $3.3 million of professional fees, $1.8 million of personnel expenses and travel for full-time integration team members, $0.8 million of employee retention expenses, $0.6 million of costs for meetings and activities associated with the initial cross-training of employees and independent sales representatives and $1.5 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

          Operating profit for the three month period ended March 31, 2004 increased 26 percent to $153.8 million from $122.0 million in the comparable 2003 period. Operating profit growth was driven by strong Zimmer standalone sales growth, operating profit contributed by Centerpulse and effectively controlled operating expenses. These favorable items were offset by Centerpulse inventory step-up of $31.0 million and Centerpulse acquisition and integration expenses of $31.3 million.

     The effective tax rate on earnings before taxes decreased to 32.2 percent for the three month period ended March 31, 2004 from 33.5 percent for the same period in 2003. The decrease was primarily the result of the acquisition and integration and inventory step-up expenses being realized in higher tax jurisdictions. In addition, the Centerpulse acquisition resulted in a shift of the earnings mix which had a positive impact on the effective tax rate.

          Net earnings decreased 28 percent to $97.6 million for the three month period ended March 31, 2004 compared to $135.3 million in the comparable 2003 period. Net earnings in the three month period ended March 31, 2003 included a one time, non-cash cumulative effect of change in accounting principle gain of $55.1 million (net of tax). Net earnings before the cumulative effect of a change in accounting principle increased 22 percent to $97.6 million versus $80.2 million for the comparable 2003 period, due to strong Zimmer standalone sales growth, earnings contributed by Centerpulse and leveraged operating expenses, partially offset by Centerpulse inventory step-up of $19.9 million (net of tax) and Centerpulse acquisition and integration expenses of $20.1 million (net of tax). Basic and diluted earnings per share for the three month period ended March 31, 2004 decreased 42 percent and 41 percent, respectively, to $0.40 from $0.69 and $0.68, respectively, in the comparable 2003 period. Basic and diluted earnings per share before cumulative effect of change in accounting principle both decreased 2 percent to $0.40 from $0.41 in the comparable 2003 period.

          Operating Profit by Segment

          Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up and in-process research and development write-offs. For more information regarding the Company’s segments, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

          The following table sets forth operating profit as a percentage of sales by segment for the three month period ended March 31, 2004 and 2003:

Percent of net sales

	Three Months Ended March 31,
	2004	2003
Americas	50.9%	50.7%
Europe	33.7	26.3
Asia Pacific	42.7	46.9

          Operating profit for the Americas as a percentage of net sales increased to 50.9 percent for the three month period ended March 31, 2004, as compared with 50.7 percent for the same period in 2003, reflecting the favorable effects of increased Zimmer standalone sales of higher margin products, 4 percent increase in Zimmer standalone average selling prices and leveraged operating expenses. As reconstructive implant sales grow at a higher rate than trauma and orthopaedic surgical products, as was the case in the current quarter, operating profit margins generally tend to improve since reconstructive product sales generally earn higher gross margins. These improvements were offset partially by lower operating margins from acquired Centerpulse businesses.

          Operating profit for Europe as a percentage of net sales increased to 33.7 percent for the three month period ended March 31, 2004 as compared with 26.3 percent for the same period in 2003. The Centerpulse acquisition, together with a 3 percent increase in average selling prices for Zimmer standalone products and increased sales of higher margin products, contributed to the increase. In addition, Zimmer standalone experienced favorable product and country mix and leveraged growth in operating expenses.

          Operating profit for Asia Pacific as a percentage of net sales decreased to 42.7 percent for the three month period ended March 31, 2004 as compared with 46.9 percent for the same period in 2003. Asia Pacific operating profit margin decreased due to a 1 percent decrease in Zimmer standalone average selling prices and less favorable rates on hedge contracts during the quarter resulting in higher cost of goods sold. Included in the cost of products sold are losses on foreign exchange hedge contracts, which increased in 2004 relative to 2003.

Liquidity and Capital Resources

          Cash flows provided by operating activities were $194.0 million for the three month period ended March 31, 2004 compared to $104.8 million for the three month period ended March 31, 2003. The principal source of cash was net earnings of $97.6 million. Non-cash expenses for the period included depreciation and amortization expense of $41.7 million and Centerpulse inventory step-up of $31.0 million. Working capital management, including monetization of Centerpulse tax loss carryforwards, contributed $23.7 million of operating cash flow.

          Working capital continues to be a key management focus. At March 31, 2004, the Company had 64 days of sales outstanding in accounts receivable, unfavorable to the prior year by 9 days and an increase of 2 days from December 31, 2003. Acquired Centerpulse businesses negatively impacted days of sales outstanding due to Centerpulse’s business mix which has a greater proportion of European revenue with payment terms generally longer that those in the U.S. In addition, the increase in days of sales outstanding from the end of the year is due in part to higher sales in March versus December. At March 31, 2004, the Company had 228 days of inventory on hand, favorable to the prior year by 19 days and favorable to December 31, 2003 by 4 days. The reduction was principally due to improved inventory management and the acquired dental and spinal businesses carrying fewer days of inventory. As new products are prepared to be launched in 2004, the Company expects days on hand to increase to 250 – 260 day levels at various points throughout the year.

          Cash flows used in investing activities were $50.6 million in the three month period ended March 31, 2004 compared to $33.0 million in the comparable period last year. Additions to instruments and other property, plant and equipment during the quarter were $37.6 million and $13.0 million, respectively, compared to $26.7 million and $6.3 million, respectively, in the comparable 2003 period. Increases were primarily due to expenditures to support the acquired Centerpulse businesses and to support sales growth, new product launches and MIS procedure growth.

          Cash flows used in financing activities were $112.8 million in the three month period ended March 31, 2004 compared to $54.3 million in the comparable period last year. The Company repaid $149.3 million in debt with cash generated from operating activities and $36.5 million in proceeds received from the exercise of stock options.

          The Company has the following committed financing arrangements: (i) $400 million 364-day revolving credit facility, (ii) $800 million three-year revolving credit facility and (iii) $550 million five-year term loan facility, (collectively, the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at March 31, 2004, were approximately $690 million.

          The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Senior Credit Facility as of March 31, 2004. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

          The Company also has available uncommitted credit facilities totaling $35 million.

          On April 23, 2004, the Company completed its acquisition of Implex Corp. for cash consideration of $98.6 million. The Company financed the acquisition with cash on hand and borrowings under the Senior Credit Facility. The terms of the acquisition include additional cash earn-out payments that are contingent on the growth of Implex product sales through 2006. The Company estimates total earn-out payments to be in a range from $120 to $160 million. The

Company expects to pay the contingent payments, if any, with cash flows from operations and borrowings available under its Senior Credit Facility.

          The Company expects to incur additional Centerpulse acquisition and integration expenses during the nine month period ended December 31, 2004 of approximately $65 million. These expenses are expected to be paid out principally with cash flows from operations and borrowings available under the Senior Credit Facility.

          The Company had $108.7 million in cash and equivalents, $12.4 million in restricted cash and outstanding borrowings of $959.7 million as of March 31, 2004. The Company expects to pay off the remaining debt balance by the end of 2006 with cash provided from operations absent any cash requirements for significant acquisitions. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating. At March 31, 2004, Standard & Poor’s and Moody’s corporate credit and senior unsecured ratings on the Company were “BBB” and “Baa3”, respectively.

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

Recent Accounting Pronouncements

          In 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, and subsequent revision FIN No. 46R, “Consolidation of Variable Interest Entities”. FIN 46R defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure that does not have equity investors with a controlling financial interest or has equity investors that do not provide sufficient financial resources for the entity to support its activities. The Company has performed evaluations of Company investments and business relationships that could be considered a VIE as defined by FIN No. 46R. As a result of these evaluations, the Company determined that it has no material investments or business relationships with any VIE that would require consolidation. Therefore, the adoption of FIN 46R did not have a material impact on the Company’s results of operations, financial position or cash flow.

          In March 2004, the FASB proposed FSP 106-b “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. The Company does not expect to be eligible for the federal subsidy available pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003; therefore, this proposed staff position, if adopted by the FASB, is not expected to have a material impact on the Company’s results of operations, financial position or cash flow.

          On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment” (the “Exposure Draft”), which is a proposed amendment to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Exposure Draft would require all share-based payments to employees, including stock options, to be expensed in the income statement based on their fair values. Currently, the Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations to its stock-based compensation plans which results in no compensation expense being recognized for stock option grants with exercise prices equal to the market value of the underlying common stock on the date of grant. The Company disclosed in Note 2 to the interim consolidated financial statements in this Form 10-Q the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. However, the fair value recognition provisions of the Exposure Draft differ in some regards from the fair value recognition provisions of SFAS 123. The FASB is expected to issue a final standard in late 2004 that would be effective for fiscal years ending after December 15, 2004.

Critical Accounting Estimates

          The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the first quarter of 2004 to the application of critical accounting estimates as described in the Company’s 2003 annual report on Form 10-K.

Forward Looking Statements

          This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, supply and prices of raw materials and products, customer demand for products and services, the ability to successfully integrate acquired companies including Centerpulse AG, the outcome of the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, effects of complying with applicable domestic and foreign governmental regulations, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

          The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

          Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following documents are filed as exhibits to this report:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Four reports were filed or furnished during the quarter ended March 31, 2004:

On January 15, 2004, the Company furnished a report under Item 12 – Results of Operations and Financial Condition reporting that it had issued a press release reporting its expected results of operations for the quarter ended December 31, 2003. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 12 of Form 8-K.

On February 9, 2004, the Company furnished a report under Item 12 – Results of Operations and Financial Condition reporting that it had issued a press release reporting its results of operations for the quarter ended December 31, 2003. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 12 of Form 8-K.

On March 12, 2004, the Company furnished a report under Item 9 – Regulation FD Disclosure reporting that J. Raymond Elliott had made a presentation at the 2004 AAOS Analyst Meeting. A copy of the presentation was furnished pursuant to Item 9 of Form 8-K.

On March 31, 2004, the Company filed an amended report under Item 7 – Financial Statements and Exhibits to amend certain of the pro forma financial information included in the Form 8-K/A filed on December 16, 2003 with respect to the acquisition of Centerpulse AG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)
Date: May 6, 2004	By:	/s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance and Operations and Chief Financial Officer

Date: May 6, 2004	By:	/s/ James T. Crines

James T. Crines Senior Vice President, Finance/Controller and Information Technology