Form 10-Q
period 2004-06-30
ZIMMER HOLDINGS INC
filed 2004-08-05
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

At July 31, 2004, there were 245,046,686 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2004

Page
Part I - Financial Information
Item 1.
Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2004 and 2003	3
Consolidated Balance Sheets – June 30, 2004 and December 31, 2003	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	5
Notes to Interim Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.
Controls and Procedures	37
Part II - Other Information
There is no information required to be reported under any items except those indicated below.
Item 1.
Legal Proceedings	38
Item 4.
Submission of Matters to a Vote of Security Holders	38
Item 5.
Other Information	38
Item 6.
Exhibits and Reports on Form 8-K	39
Signatures	40
1,350,000,000 Amended and Restated Revolving Credit and Term Loan Agreement
$400,000,000 364-Day Credit Agreement
Supplemental Performance Incentive Plan
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certifications

Part I – Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Sales	$737.4	$411.1	$1,479.6	$801.2
Cost of products sold	201.9	98.4	421.4	195.3

Gross Profit	535.5	312.7	1,058.2	605.9

Research and development	38.2	22.7	78.0	44.1
Selling, general and administrative	297.3	153.8	595.1	303.6
Acquisition and integration	24.2	1.5	55.5	1.5

Operating expenses	359.7	178.0	728.6	349.2

Operating Profit	175.8	134.7	329.6	256.7
Interest expense	8.3	0.9	18.1	2.3

Earnings before income taxes, cumulative effect of change in accounting principle and minority interest	167.5	133.8	311.5	254.4
Provision for income taxes	51.4	44.8	97.8	85.2
Minority interest	0.2	—	0.2	—

Earnings before cumulative effect of change in accounting principle	116.3	89.0	213.9	169.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	55.1

Net Earnings	$116.3	$89.0	$213.9	$224.3

Earnings Per Common Share - Basic
Earnings before cumulative effect of change in accounting principle	$0.48	$0.45	$0.88	$0.86
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.28

Earnings Per Common Share - Basic	$0.48	$0.45	$0.88	$1.14

Earnings Per Common Share - Diluted
Earnings before cumulative effect of change in accounting principle	$0.47	$0.45	$0.87	$0.85
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.28

Earnings Per Common Share - Diluted	$0.47	$0.45	$0.87	$1.13

Weighted Average Common Shares Outstanding
Basic	244.3	196.5	243.6	196.1
Diluted	247.9	199.1	247.2	198.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS:
Current Assets:
Cash and equivalents	$76.9	$77.5
Restricted cash	10.4	14.5
Accounts receivable, less allowance for doubtful accounts	531.1	486.4
Inventories, net	504.0	527.7
Prepaid expenses	32.6	43.5
Deferred income taxes	173.1	189.1

Total Current Assets	1,328.1	1,338.7
Property, Plant and Equipment, net	561.0	525.2
Goodwill	2,320.1	2,291.8
Intangible Assets	887.6	760.5
Deferred Income Taxes	154.8	161.2
Other Assets	55.7	78.6

Total Assets	$5,307.3	$5,156.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107.0	$127.6
Income taxes payable (receivable)	(1.6)	(59.0)
Other current liabilities	435.0	475.4
Short-term debt	—	101.3

Total Current Liabilities	540.4	645.3
Other long-term Liabilities	348.8	352.6
Deferred Income Taxes	54.2	—
Long-term Debt	868.9	1,007.8

Total Liabilities	1,812.3	2,005.7

Commitments and Contingencies (Note 13)

Minority Interest	6.8	7.0

Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 245.0 million in 2004 (242.4 million in 2003) issued and outstanding	2.5	2.4
Paid-in capital	2,460.9	2,342.5
Retained earnings	873.6	659.7
Accumulated other comprehensive income	151.2	138.7

Total Stockholders’ Equity	3,488.2	3,143.3

Total Liabilities and Stockholders’ Equity	$5,307.3	$5,156.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$213.9	$224.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	87.3	41.4
Inventory step-up	49.6	—
Cumulative effect of change in accounting principle	—	(89.1)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Income taxes	93.6	80.5
Receivables	(44.2)	(38.5)
Inventories	(14.3)	(18.1)
Accounts payable and accrued expenses	(27.0)	27.6
Other assets and liabilities	39.4	(1.2)

Net cash provided by operating activities	398.3	226.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(74.9)	(51.2)
Additions to other property, plant and equipment	(30.6)	(13.5)
Centerpulse acquisition costs	(18.2)	—
Implex acquisition, net of acquired cash	(103.7)	—
Proceeds from note receivable	25.0	—
Investments in other assets	(1.1)	(14.8)

Net cash used in investing activities	(203.5)	(79.5)

Cash flows provided by (used in) financing activities:
Net payments on lines of credit	(239.4)	(82.3)
Proceeds from exercise of stock options	49.7	33.4
Equity issuance costs	(5.0)	—

Net cash used in financing activities	(194.7)	(48.9)

Effect of exchange rates on cash and equivalents	(0.7)	0.8

Increase (decrease) in cash and equivalents	(0.6)	99.3
Cash and equivalents, beginning of period	77.5	15.7

Cash and equivalents, end of period	$76.9	$115.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2003 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six month periods ended June 30, 2003 have been reclassified to conform to the current year presentation.

2. Stock Compensation

     At June 30, 2004, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2003 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$116.3	$89.0	$213.9	$224.3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(5.3)	(3.5)	(10.7)	(7.0)

Pro forma net earnings	$111.0	$85.5	$203.2	$217.3

Earnings per share:
Basic - as reported	$0.48	$0.45	$0.88	$1.14
Basic - pro forma	0.45	0.44	0.83	1.11
Diluted - as reported	0.47	0.45	0.87	1.13
Diluted - pro forma	0.45	0.43	0.82	1.09

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

     Pursuant to Swiss law, the Company initiated the compulsory acquisition process to acquire all of the shares of Centerpulse and InCentive that remained outstanding following the Exchange Offers, and completed this process on April 29, 2004. The aggregate consideration paid by the Company for shares acquired pursuant to the compulsory acquisition process was $42.3 million, consisting of Company common stock valued at $28.1 million (562,870 shares exchanged) and $14.2 million of cash. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the Company’s common stock issued pursuant to the compulsory acquisition process was determined to be $49.93 per share based upon the average closing price of the Company’s common stock two days before and after the date when sufficient Centerpulse and InCentive shares had been tendered to make the Exchange Offers binding (August 27, 2003). The aggregate consideration paid by the Company in the Exchange Offers, including amounts paid pursuant to the compulsory acquisition process, was $3,495.7 million, consisting of Company common stock valued at $2,251.9 million (45,101,640 shares exchanged), $1,201.3 million of cash and $42.5 million of direct acquisition costs.

     The acquisitions of Centerpulse and InCentive were accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, Centerpulse results of operations have been included in the Company’s consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill.

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

     During the six month period ended June 30, 2004, the Company adjusted certain estimates included in the preliminary purchase price allocation, including estimated fair values of certain acquired investments, intangible assets, fixed assets, deferred tax liabilities, product liabilities and other legal liabilities. In accordance with SFAS No. 141, all adjustments to the purchase price allocation have been reflected as changes to goodwill. See Note 7 for the changes in the carrying amount of goodwill during the six month period ended June 30, 2004.

     As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 720 Centerpulse employees will be involuntarily terminated through the Company’s integration plan. The phase-out of production at the Company’s Austin, Texas manufacturing facility began during the three months ended June 30, 2004. The phase-out will result in the involuntary termination of approximately 550 employees, including 340 employees involved in manufacturing. Products previously manufactured at the Austin facility will be sourced from the Company’s other manufacturing facilities. The Company expects to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The phase-out is expected to be completed by the end of 2005. As of June 30, 2004, approximately 300 Centerpulse employees had been involuntarily terminated. The Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of June 30, 2004, is as follows (in millions):

	Employee
	Termination	Contract	Employee
	Benefits	Terminations	Relocation	Total
Balance, January 1, 2004	$29.0	$22.4	$3.4	$54.8
Cash Payments	(4.3)	(0.3)	(0.2)	(4.8)
Additions/(Reductions)	(1.8)	(5.2)	0.7	(6.3)

Balance, March 31, 2004	22.9	16.9	3.9	43.7
Cash Payments	(5.2)	(0.7)	(0.3)	(6.2)
Additions/(Reductions)	(2.0)	(3.9)	—	(5.9)

Balance, June 30, 2004	$15.7	$12.3	$3.6	$31.6

     In accordance with EITF 95-3, “Recognition of Liabilities Assumed in a Purchase Business Combination”, adjustments to the integration liability were recorded as adjustments to goodwill. The reduction in contract terminations primarily resulted due to the assignment of $5.2 million of lease obligations related to closed Centerpulse facilities and a $3.5 million reduction in estimated Centerpulse distributor contract termination payments.

Implex Corp.

     On April 23, 2004, the Company acquired Implex Corp. (“Implex”), a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement (“Merger Agreement”). The Company acquired 100 percent of the shares of Implex for an initial aggregate value of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance agreement and other items. The aggregate cash consideration paid by the Company through June 30, 2004 was $103.7 million, consisting of a $98.6 million payment at closing (including $9.8 million delivered to an escrow agent to be held for eighteen months, subject to possible indemnification claims of the Company), $3.5 million of direct acquisition costs and $1.6 million of earn-out payments made pursuant to the Merger Agreement. The acquisition is a culmination of a distribution and strategic alliance agreement, under which the Company and Implex had been operating since 2000, relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular MetalTM Technology.

     The Implex acquisition was accounted for under the purchase method of accounting pursuant to SFAS No. 141. Accordingly, Implex results of operations have been included in the Company’s consolidated results of operations subsequent to April 23, 2004, and their respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of April 23, 2004, with the excess purchase price being allocated to goodwill. Pro forma financial information has not been included as the acquisition did not have a material impact upon the Company’s financial position or results of operations.

     In addition to the initial consideration, the Merger Agreement contains provisions for additional cash earn-out payments that are based on year-over-year sales growth through 2006 of certain products that incorporate Trabecular Metal Technology. The Company estimates the total earn-out payments to be in a range from $120 to $160 million. These earn-out payments represent contingent consideration and, in accordance with SFAS No. 141 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”, will be recorded as an additional cost of the transaction upon resolution of the contingency and therefore increase goodwill.

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

     The effect of the change during the three month period ended June 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $3.7 million, or $0.02 per diluted share. The effect of the change during the six month period ended June 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $6.5 million, or $0.03 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the six month period ended June 30, 2003.

5. Inventories

	June 30,	December 31,
	2004	2003
	(in millions)
Finished goods	$388.5	$384.3
Raw materials and work in progress	102.4	90.8
Inventory step-up (primarily finished goods)	13.1	52.6

Inventories, net	$504.0	$527.7

     Inventory step-up includes $6.6 million and $52.6 million from the Centerpulse acquisition at June 30, 2004 and December 31, 2003, respectively, and $6.5 million from the Implex acquisition at June 30, 2004. The Centerpulse inventory step-up value was determined with input provided by an independent valuation firm. Both the Centerpulse step-up and Implex step-up values were based upon estimated sales prices less distribution costs and a profit allowance.

6. Property, Plant and Equipment

	June 30,	December 31,
	2004	2003
	(in millions)
Land	$22.0	$22.0
Buildings and equipment	640.5	600.3
Instruments	489.8	431.4
Construction in progress	27.0	20.1

	1,179.3	1,073.8
Accumulated depreciation	(618.3)	(548.6)

Property, plant and equipment, net	$561.0	$525.2

7. Goodwill and Other Intangible Assets

     The following table summarizes the changes in the carrying amount of goodwill for the six months ended June 30, 2004 (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2004	$1,275.5	$906.0	$110.3	$2,291.8
Change in preliminary fair value estimates of Centerpulse related to:
Intangible assets	(10.0)	—	—	(10.0)
Property, plant and equipment	—	(9.6)	—	(9.6)
Integration liability	0.8	(7.1)	—	(6.3)
Other	(3.2)	0.3	(0.2)	(3.1)
Currency translation	—	(12.3)	1.7	(10.6)

Balance at March 31, 2004	$1,263.1	$877.3	$111.8	$2,252.2

Completion of Centerpulse and InCentive compulsory acquisition process	24.3	16.0	2.0	42.3
Acquisition of Implex	2.6	—	—	2.6
Change in preliminary fair value estimates of Centerpulse related to:
Deferred taxes	19.6	7.0	—	26.6
Preacquisition contingencies	5.8	—	—	5.8
Integration liability	(2.6)	(2.8)	(0.5)	(5.9)
Other	0.9	(1.1)	(0.5)	(0.7)
Currency translation	—	0.1	(2.9)	(2.8)

Balance at June 30, 2004	$1,313.7	$896.5	$109.9	$2,320.1

The components of identifiable intangible assets are as follows (in millions):

	Core	Developed	Trademarks and	Customer
	Technology	Technology	Trade Names	Relationships	Other	Total
As of June 30, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$126.1	$445.5	$33.4	$34.5	$33.6	$673.1
Accumulated amortization	(4.7)	(17.8)	(2.3)	(0.9)	(12.4)	(38.1)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	252.6	—	—	252.6

Total identifiable intangible assets	$121.4	$427.7	$283.7	$33.6	$21.2	$887.6

As of December 31, 2003:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$318.8	$33.1	$34.4	$23.6	$528.8
Accumulated amortization	(1.6)	(5.5)	(0.8)	(0.3)	(11.4)	(19.6)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	251.3	—	—	251.3

Total identifiable intangible assets	$117.3	$313.3	$283.6	$34.1	$12.2	$760.5

     As a result of the Implex acquisition, the Company recognized $125.8 million and $7.0 million of developed technology and core technology intangible assets, respectively. The weighted average amortization lives for developed technology and core technology are nineteen years and fifteen years, respectively. The weighted average amortization life of these intangible assets on a combined basis is nineteen years.

     In determining the useful lives of acquired intangible assets, the Company considered the expected use of the asset and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. Intangible assets with a finite life are evaluated each reporting period to determine whether events or circumstances warrant a revision to the amortization period.

     Amortization expense for the three and six month periods ended June 30, 2004 was $9.9 million and $18.5 million, respectively, and was recorded as part of selling, general and administrative. Amortization expense for the three and six month periods ended June 30, 2003 was not significant.

8. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net Earnings	$116.3	$89.0	$213.9	$224.3
Other Comprehensive Income (Loss):
Minimum pension liability, net of tax	—	—	0.6	—
Foreign currency translation	1.1	11.4	1.0	12.4
Unrealized foreign currency hedge gains (losses), net of tax	1.7	(7.6)	2.9	(3.8)
Reclassification adjustments	4.9	1.8	8.0	(0.8)

Total Other Comprehensive Income	7.7	5.6	12.5	7.8

Comprehensive Income	$124.0	$94.6	$226.4	$232.1

9. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, primarily intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the three and six month periods ended June 30, 2004 and 2003, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at June 30, 2004, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $48.1 million, or $29.5 million net of taxes, and is deferred in other comprehensive income and is expected to be reclassified to earnings over the next two years; $25.1 million, or $15.6 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

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

     Effective March 31, 2004, the Company amended its U.S. and Puerto Rico defined benefit plans. Eligible employees hired before September 2, 2002 participating in these plans will not be affected by the amendments and will continue to accrue benefits. Eligible employees hired on or after September 2, 2002 and before March 2, 2004 had their accrued benefits frozen as of March 31, 2004, and do not continue to accrue benefits. As a result of the amendments to the defined benefit plans, the Company amended its U.S. and Puerto Rico defined contribution plans to provide increased Company contributions to eligible employees hired on or after September 2, 2002. Additionally, the defined contribution plan for the former U.S. Centerpulse employees was merged into the existing Zimmer defined contribution plans effective April 1, 2004. The plan amendments did not have a material impact on the Company’s financial position, results of operations or cash flows.

     The Company also provides comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico retirees who elect to participate in the Company’s comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico.

     The components of net pension expense for the three and six month periods ended June 30 for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$5.7	$2.7	$11.5	$5.5
Interest cost	2.2	1.0	4.4	2.0
Expected return on plan assets	(3.5)	(1.0)	(7.1)	(2.0)
Amortization of unrecognized actuarial (gain) loss	0.4	0.2	0.8	0.4

Net periodic benefit cost	$4.8	$2.9	$9.6	$5.9

     The components of net periodic benefit expense for the three and six month periods ended June 30 for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Service cost	$0.4	$0.3	$0.8	$0.6
Interest cost	0.5	0.4	0.9	0.8

Net periodic benefit cost	$0.9	$0.7	$1.7	$1.4

     The Company contributed $11.3 million during the six month period ended June 30, 2004 to its U.S. and Puerto Rico defined benefit plans and does not expect to make any additional contributions during 2004. The Company contributed $4.4 million to its foreign based defined benefit plans in the six month period ended June 30, 2004 and expects to contribute $4.0 million additionally to these foreign based plans during 2004. The Company may make additional discretionary contributions when deemed appropriate to meet the long-term obligations of the plans. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

11. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Basic average common shares outstanding	244.3	196.5	243.6	196.1
Effect of dilutive securities	3.6	2.6	3.6	2.6

Diluted average common shares outstanding	247.9	199.1	247.2	198.7

There were no anti-dilutive securities outstanding at June 30, 2004 or 2003.

12. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, including joint and dental, spinal implants, trauma products, and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic procedures. Operations are managed through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of the larger countries of Europe as well as the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit, exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and the Americas operations and logistics.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	$432.2	$273.7	$226.1	$143.5
Europe	197.7	61.4	65.4	19.4
Asia Pacific	107.5	76.0	44.8	33.8

Total	$737.4	$411.1

Inventory step-up			(18.6)	—
Acquisition and integration			(24.2)	(1.5)
Global operations and corporate expenses			(117.7)	(60.5)

Operating profit			$175.8	$134.7

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas	$854.9	$539.8	$441.1	$278.5
Europe	412.8	115.4	141.4	33.6
Asia Pacific	211.9	146.0	89.4	66.6

Total	$1,479.6	$801.2

Inventory step-up			(49.6)	—
Acquisition and integration			(55.5)	(1.5)
Global operations and corporate expenses			(237.2)	(120.5)

Operating profit			$329.6	$256.7

Product category net sales are as follows (in millions):

	Net Sales		Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reconstructive implants	$607.8	$326.6	$1,219.1	$636.5
Trauma	43.4	35.3	88.4	70.7
Spine	33.8	0.4	67.3	0.8
Orthopaedic surgical products	52.4	48.8	104.8	93.2

Total	$737.4	$411.1	$1,479.6	$801.2

13. Commitments and Contingencies

     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of July 9, 2004, the claims administrator has received 4,131 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 182 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of June 30, 2004 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the “‘559

Patent”). The Company’s Trilogy® Acetabular System is specifically accused of infringement, as well as Centerpulse’s Converge® and AllofitTM Acetabular Systems. BTG’s complaint seeks unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the ‘559 Patent is invalid. The parties are presently conducting discovery. The Company believes that its defenses are valid and meritorious and the Company intends to defend the BTG lawsuit vigorously.

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

     The Company believes that the following developments or trends are important to understanding the Company’s financial condition and results of operations for the three and six month periods ended June 30, 2004.

     Acquisition of Centerpulse and Implex

     The Centerpulse acquisition, completed in the fourth quarter of 2003, had a significant impact on financial results for the three and six month periods ended June 30, 2004. Centerpulse accounted for 61 and 64 percent of the Company’s 79 and 85 percent revenue growth for the three and six month periods ended June 30, 2004, respectively. In addition, for the three and six month periods ended June 30, 2004, the Company incurred $24.2 million and $55.5 million, respectively, of Centerpulse and Implex acquisition and integration expenses. The Company’s gross profit margin for the three and six month periods ended June 30, 2004 was also impacted by the Centerpulse acquisition, as an inventory step-up charge reduced reported gross profit by $18.6 million (2.5 percent of sales) and $49.6 million (3.4 percent of sales), respectively.

     Net synergies associated with the acquisition and integration of Centerpulse are now expected to be in excess of $100 million for the year ended December 31, 2006, as compared with an original estimate of $70 — $90 million. In the first half of 2004, as anticipated, only modest savings are reflected in cost of goods as the acquired inventory must be depleted before changes in manufacturing can be realized in the form of lower costs of goods. Operating expense savings have exceeded the Company’s expectations, reflecting more rapid execution and achievement of operational efficiencies than originally planned. However, cost savings have been offset by sales losses, also anticipated, and increases in other costs. The Company had anticipated that negative sales synergies (losses) during the first twelve months following the acquisition would amount to approximately $50 million. Actual results through June 30, 2004 are in line with this expectation. Increases in other costs include higher distributor commissions, professional fees connected with corporate compliance and training programs and relocation and recruiting to fill open positions in the normal course of business. The Company now anticipates net synergies for the year ended December 31, 2004 to approximate $12 million as compared with an original estimate of $1 million. For the year ended December 31, 2005, the Company now expects net synergies to approximate $63 million as compared with an original estimate of $56 million.

     The Company continues to manage the integration of Centerpulse. More than 100 full time personnel and independent professional service organization personnel are managing more than 350 major integration projects for over 80 legal entities in 80 different countries. The Company has made substantial progress in developing global combined product strategies, in integrating the sales and business organizations, and in melding essential activities as diverse as global accounting principles, manufacturing processes and E-mail systems. In the first six months of 2004, the Company announced its global management structure, completed the closure of Centerpulse’s former headquarters in Zurich, Switzerland, announced plans to close Centerpulse’s U.S. manufacturing facility in Austin, Texas, centralized research and development activities related to orthobiologics in Austin, Texas and began the transfer of production from Austin to Warsaw, Winterthur and Puerto Rico.

     The Company completed the acquisition of Implex on April 23, 2004. The acquisition did not have a material impact on the Company’s results of operations for the three and six month periods ended June 30, 2004. The acquisition did have a significant impact on the Company’s cash flows as the Company paid approximately $103.7 million in initial Implex acquisition costs. The acquisition reduced diluted EPS by approximately $0.01 for the three month and six month periods ended June 30, 2004.

     Foreign Currency Exchange Rates

     A weakened U.S. dollar during the three and six month periods ended June 30, 2004 compared to the comparable periods last year, contributed 3 percent and 4 percent, respectively, to the growth of Zimmer standalone sales. “Zimmer standalone sales” as used herein refers to sales for the period less sales from acquired Centerpulse businesses. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of derivative financial instruments solely for managing risk. The use of derivative financial instruments for trading or speculative purposes is prohibited.

     Pricing Trends

     In the Americas, the Company’s largest operating segment, Zimmer standalone realized average selling price growth of 5 percent in the three and six month periods ended June 30, 2004. Although the industry on a global basis has experienced 3-4 percent growth in price in the last few years, management expects price growth to moderate in the near term and settle in at rates of 2-3 percent globally. Pressure from healthcare cost containment efforts may affect prices in markets where health care spending grows at a rate higher than the local economy.

     New Product Sales

     New products, which management defines as products introduced within the prior 36 month period, accounted for 18 percent of the Company’s revenue during the three and six month periods ended June 30, 2004. Adoption rates for new technologies are a key indicator of industry performance. Revenue has grown with the introduction of new products such as ProlongTM Crosslinked Polyethylene for the knee, which was introduced in 2002, and represented approximately 50 percent of all cruciate retaining articulating surface product sales and 12 percent of all knee articulating surfaces for the three month period ended June 30, 2004. Adoption rates for the Company’s new products associated with Crosslinked Polyethylene, Minimally Invasive SolutionsTM (MISTM) Procedures and Technologies, Trabecular Metal Technology, Knee and Hip Revision products, and new trauma, spine and dental devices should continue to favorably affect the Company’s operating performance.

     New product sales are the end result of significant research and development activities performed by the Company. The Company expects over the next few years to invest in research and development at almost 6 percent of sales, as investments in reconstructive, spine, biologics and other new technologies increase.

     Demand Trends

     Volume and mix improvements contributed 12 percent and 14 percent to Zimmer standalone revenue growth during the three and six month periods ended June 30, 2004, respectively. Orthopaedic procedure volume on a worldwide basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s MIS Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift to premium priced products such as porous hip stems continue to positively impact revenue growth. During the three months ended June 30, 2004, primary porous hip stems accounted for 66 percent of all hip stem sales, compared to 45 percent, 57 percent and 59 percent of total hip stem sales for Zimmer standalone in 2001, 2002 and 2003, respectively.

     The Company believes innovative surgical approaches will significantly impact the orthopaedics industry. The Company continues to make significant progress in the development and introduction of MIS Procedures and Technologies. This includes the continued rollout of the Zimmer® MIS 2-IncisionTM Hip Replacement Procedure, and the development of the Zimmer MIS Quad-SparingTM Total Knee Procedure that the Company introduced at the 2004 American Academy of Orthopaedic Surgeons meeting in San Francisco. Since its opening in March 2003, The Zimmer Institute in Warsaw, Indiana has seen extensive use for MIS education, new product development meetings and sales training programs. MIS Procedures accounted for nearly 48% of U.S. hip sales during the three month period ended June 30, 2004. In 2003, the Company was granted a patent by the U.S. Patent and Trademark Office for the Zimmer MIS 2-Incision Hip Replacement Procedure. The patent includes 17 approved claims.

Second Quarter Results of Operations

The following table presents the components of the percentage changes in net sales by geographic segment for the three month period ended June 30, 2004 versus the three month period ended June 30, 2003:

	Zimmer Standalone
			Foreign		Impact of
			Exchange		Centerpulse
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Net Change
Americas	16%	5%	—%	21%	37%	58%
Europe	1	2	7	10	212	222
Asia Pacific	10	(3)	8	15	26	41
Consolidated	12	3	3	18	61	79

Net Sales

     Net sales for the three month period ended June 30, 2004 increased 79 percent to $737.4 million from $411.1 million for the comparable 2003 period. Sales growth reflected the additional sales from the October 2, 2003 Centerpulse acquisition and continued strong demand for reconstructive implants. The 79 percent increase was comprised of a 61 percent increase due to the Centerpulse acquisition and an 18 percent increase in Zimmer standalone sales. Favorable demographics, including an aging population and a continued shift to premium priced products, contributed to the favorable volume and mix growth. Higher average selling prices were realized in the Americas and Europe while pricing in Asia Pacific decreased. The weakening of the U.S. dollar versus the Euro and Japanese Yen during the three month period ended June 30, 2004, compared to the three month period ended June 30, 2003, was the main contributor to the favorable impact of foreign currency exchange rates on net sales.

     Net sales in the Americas increased 58 percent to $432.2 million in the three month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 58 percent increase was comprised of a 37 percent increase due to the Centerpulse acquisition plus a 21 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 59 percent to $341.7 million, with 35 percent related to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales. Knee sales increased 54 percent to $186.3 million, with 27 percent due to the Centerpulse acquisition and 27 percent related to increased Zimmer standalone sales. Knee sales growth was led by the NexGen® Complete Knee Solution product line, including the NexGen Legacy® Posterior Stabilized (“LPS”) Flex Knee, NexGen Trabecular Metal Tibial Components, and the NexGen Legacy Constrained Condylar (“LCCK”) Revision Knee. The Natural-Knee® System also had strong growth. Hip sales increased 49 percent to $126.6 million, with 25 percent due to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys® Fiber Metal Taper Stem, which is often used in MIS Hip Replacement Procedures, Trabecular Metal Acetabular Cups and Longevity® Highly Crosslinked Polyethylene Liners. In addition, Durasul® Highly Crosslinked Polyethylene Liners exhibited strong growth.

     Net sales in Europe grew 222 percent to $197.7 million in the three month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants, partially offset by the impact of the changes in the European distribution network and related inventory buy backs (accounted for as sales returns). The 222 percent increase was comprised of a 212 percent increase due to the Centerpulse acquisition and a 10 percent increase in Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates. Net sales of reconstructive implants increased 229 percent to $180.0 million, with 219 percent due to the Centerpulse acquisition and 10 percent due to increased Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates. Knee sales increased 111 percent to $71.9 million, with 108 percent due to the Centerpulse acquisition and 3 percent due to increased Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates, offset by the impact of the changes in the European distribution network and related inventory buy backs (accounted for as sales returns). Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line, including the NexGen Cruciate Retaining (“CR”) Knee, NexGen Trabecular Metal Tibial Components and the NexGen Rotating Hinge Knee. Hip sales increased 406 percent to $96.0 million, with 382 percent due to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales, including 8 percent due to changes in foreign exchange rates. Hip sales were driven by strong sales of Longevity Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups. Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth.

     Net sales in Asia Pacific increased 41 percent to $107.5 million in the three month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 41 percent increase was comprised of a 26 percent increase due to the Centerpulse acquisition and a 15 percent increase in Zimmer standalone sales, including 8 percent due to changes in foreign exchange rates. Asia Pacific sales for the three month period ended June 30, 2004 were negatively impacted by the Japanese government’s bi-annual change in reimbursement rates, which decreased 4.9 percent effective April 1, 2004. The impact of reduced reimbursement rates was less significant on Zimmer due to Zimmer’s product mix. The next Japanese reimbursement rate change is not expected until April 1, 2006. Net sales of reconstructive implants increased 50 percent to $86.1 million, with 33 percent due to the Centerpulse acquisition and 17 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates. Knee sales increased 29 percent to $35.9 million, with 15 percent due to the Centerpulse acquisition and 14 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. Hip sales increased 57 percent to $45.1 million, with 39 percent due to the Centerpulse acquisition and 18 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.

The following table presents the components of the percentage changes in net sales by product category for the three month period ended June 30, 2004 versus the three month period ended June 30, 2003:

	Zimmer Standalone
			Foreign		Impact of`
			Exchange		Centerpulse	Net
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Change
Reconstructive implants	15%	3%	3%	21%	65%	86%
Trauma	4	2	3	9	14	23
Spine [1]	—	—	—	—	N/A	N/A
Orthopaedic surgical products	1	2	2	5	2	7
Consolidated	12	3	3	18	61	79

     Overall, worldwide reconstructive implant sales increased 86 percent to $607.8 million. The 86 percent increase was comprised of a 65 percent increase due to the Centerpulse acquisition and a 21 percent increase in Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Knee sales increased 61 percent to $294.1 million, with 40 percent due to the Centerpulse acquisition and 21 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. Hip sales increased 102 percent to $267.7 million, with 79 percent due to the Centerpulse acquisition and 23 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. In addition, the InnexTM Total Knee System exhibited strong growth. Hip sales were driven by continued conversion to porous stems, including VerSys Porous Stems, Trabecular Metal Acetabular Cups, and increased sales of Longevity Highly Crosslinked Polyethylene Liners. The Alloclassic® Hip System also had strong growth. Dental sales were $31.4 million, led by standard and Tapered SwissPlus® Dental Implant Systems and dental biologicals. Trauma sales increased 23 percent to $43.4 million, with 14 percent due to the Centerpulse acquisition and 9 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Trauma sales were led by sales of the Zimmer® Plates and Screws System, ITST™ Intertrochanteric/Subtrochanteric Fixation Nails and TransFx™ External Fixation System. Spine sales were $33.8 million, led by the Dynesys® Spinal System. Orthopaedic surgical product sales increased 7 percent to $52.4 million, with 5 percent due to increased Zimmer standalone sales, including 2 percent due to changes in foreign exchange rates and 2 percent due to the Centerpulse acquisition. Orthopaedic surgical product sales were primarily driven by the continued growth of the OrthoPAT®2 Autotransfusion System.

Gross Profit

     Gross profit as a percentage of net sales was 72.6 percent for the three month period ended June 30, 2004 compared to 76.1 percent in the comparable 2003 period. Gross profit for the three month period ended June 30, 2004 was reduced by $18.6 million, or 2.5 percent of net sales, as a result of an inventory step-up charge recognized in connection with the Centerpulse

[1] Spine is a new product category as a result of the Centerpulse acquisition.
[2] Trademark of Haemonetics Corporation

acquisition. The Company expects the remaining inventory step-up value of $6.6 million to be expensed in the second half of 2004. Sales and gross profit from Centerpulse also reduced reported gross margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. Increased Zimmer standalone average selling prices in the Americas and Europe, the shift in mix to premium priced products and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit. The Company’s operating plans annually call for reductions in unit manufacturing cost of its products as a direct result of a number of factors, including but not limited to, increased volume, improvements in material technology, replacement of used machinery and equipment with higher speed equipment, changes in the configuration of manufacturing cells designed to increase throughput, labor automation as well as in-sourcing. Focus on annual inventory cost reductions is a strategic imperative. The Company will continue to direct efforts on driving down costs of products sold.

Operating Expenses

     Research and development (“R&D”) as a percentage of net sales was 5.2 percent for the three month period ended June 30, 2004 compared to 5.5 percent for the comparable 2003 period. R&D increased to $38.2 million from $22.7 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, spine, innovative materials such as Trabecular Metal Technology and Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. Maintaining a robust product development pipeline has enabled Zimmer to achieve significant contributions in revenue from new products. Management expects to continue to invest in R&D at almost 6 percent of sales with a particular emphasis on investments in spine, biologics and new technology.

     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 40.3 percent in the three month period ended June 30, 2004 compared to 37.4 percent for the comparable reported 2003 period. The increase from the second quarter of the prior year is primarily the result of the Centerpulse and Implex acquisitions. Centerpulse operated with higher SG&A expenses as a percentage of sales and Implex SG&A expenses for the three month period ended June 30, 2004 were $1.7 million. In addition, amortization expense related to acquired Centerpulse and Implex intangible assets was $9.9 million, or 1.3% of sales, during the three month period ended June 30, 2004. SG&A expenses as a percentage of sales for the current quarter improved from 40.9 percent reported during the fourth quarter of 2003 (the first quarter Centerpulse was reflected in the Company’s financial results), primarily due to the realization of expense synergies associated with the acquisition of Centerpulse, controlled spending and revenue growth. The Company will continue to pursue opportunities to leverage SG&A expenses and gain synergies from the acquisition.

     Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $24.2 million compared to $1.5 million for the comparable 2003 period, and included $9.0 million of integration consulting expenses, $6.1 million of sales agent and lease contract termination expenses, $2.8 million of employee retention expenses, $1.9 million of personnel expenses and travel for full-time integration team members, $1.5 million of professional fees, $1.3 million of costs related to integrating the Company’s information technology systems, $0.8 million employee termination benefits and $0.8 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

     Operating profit for the three month period ended June 30, 2004 increased 31 percent to $175.8 million from $134.7 million in the comparable 2003 period. Operating profit growth was driven by strong Zimmer standalone sales growth and improved gross profit margins, operating profit contributed by Centerpulse and effectively controlled operating expenses. These favorable items were offset by Centerpulse inventory step-up of $18.6 million and Centerpulse and Implex acquisition and integration expenses of $24.2 million.

     The effective tax rate on earnings before taxes decreased to 30.7 percent for the three month period ended June 30, 2004 from 33.5 percent for the same period in 2003, and 32.2 percent for the three month period ended March 31, 2004. The decrease from the three month period ended March 31, 2004 was primarily due to changes in the statutory mix of earnings. In connection with certain of the Company’s integration initiatives, a greater proportion of earnings are expected to be realized in lower tax jurisdictions. In addition, acquisition and integration expenses plus the inventory step-up charges were recognized primarily in higher tax jurisdictions.

     Net earnings increased 31 percent to $116.3 million for the three month period ended June 30, 2004 compared to $89.0 million in the comparable 2003 period. The increase was due to strong Zimmer standalone sales growth, earnings contributed by Centerpulse and leveraged operating expenses, partially offset by Centerpulse inventory step-up of $11.9 million (net of tax) and Centerpulse and Implex acquisition and integration expenses of $15.6 million (net of tax). Basic and diluted earnings per share for the three month period ended June 30, 2004 increased 7 percent and 4 percent, respectively, to $0.48 and $0.47, respectively, from $0.45 in the comparable 2003 period.

Operating Profit by Segment

     Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and the Americas operations and logistics. For more information regarding the Company’s segments, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

     The following table sets forth operating profit as a percentage of sales by segment for the three month period ended June 30, 2004 and 2003:

Percent of net sales

	Three Months Ended June 30,
	2004	2003
Americas	52.3%	52.4%
Europe	33.1	31.6
Asia Pacific	41.7	44.5

     Operating profit for the Americas as a percentage of net sales decreased to 52.3 percent for the three month period ended June 30, 2004, as compared with 52.4 percent for the same period in 2003. The favorable effects of increased Zimmer standalone sales of higher margin products and increased Zimmer standalone average selling prices, along with leveraged operating expenses, favorably impacted the Americas operating profit margin. These improvements were offset primarily by increased distributor commissions associated with the restructuring of certain distributor contracts.

     Operating profit for Europe as a percentage of net sales increased to 33.1 percent for the three month period ended June 30, 2004 as compared with 31.6 percent for the same period in 2003. The Centerpulse acquisition, together with increased Zimmer standalone average selling prices and increased sales of higher margin products, contributed to the increase. In addition, Zimmer standalone experienced favorable product and country mix and leveraged growth in operating expenses.

     Operating profit for Asia Pacific as a percentage of net sales decreased to 41.7 percent for the three month period ended June 30, 2004 as compared with 44.5 percent for the same period in 2003. Asia Pacific operating profit margin decreased primarily due to decreased average selling prices and increased SG&A expenses. SG&A expenses increased due to increased incentives in Japan due to a restructuring of certain dealer contracts. The decrease in average selling prices for the three month period ended June 30, 2004 was a result of the 4.9 percent decrease in government reimbursement rates in Japan. These decreases were partially offset by favorable effects of the Centerpulse acquisition.

Six Months Results of Operations

The following table presents the components of the percentage changes in net sales by geographic segment for the six month period ended June 30, 2004 versus the six month period ended June 30, 2003:

	Zimmer Standalone
			Foreign		Impact of
			Exchange		Centerpulse
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Net Change
Americas	16%	5%	—%	21%	37%	58%
Europe	9	2	12	23	235	258
Asia Pacific	9	(2)	11	18	27	45
Consolidated	14	3	4	21	64	85

Net Sales

     Net sales for the six month period ended June 30, 2004 increased 85 percent to $1,479.6 million from $801.2 million for the comparable 2003 period. Sales growth reflected the additional sales from the October 2, 2003 Centerpulse acquisition and continued strong demand for reconstructive implants. The 85 percent increase was comprised of a 64 percent increase due to the Centerpulse acquisition and a 21 percent increase in Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Favorable demographics, including an aging population and a continued shift to premium priced products, contributed to the favorable volume and mix growth. Higher average selling prices were realized in the Americas and Europe while pricing in Asia Pacific decreased. The weakening of the U.S. dollar versus the Euro and Japanese Yen during the six month period ended June 30, 2004, compared to the six month period ended June 30, 2003, was the main contributor to the favorable impact of foreign currency exchange rates on net sales.

     Net sales in the Americas increased 58 percent to $854.9 million in the six month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 58 percent increase was comprised of a 37 percent increase due to the Centerpulse acquisition plus a 21 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 59 percent to $672.5 million, with 34 percent related to the Centerpulse acquisition and 25 percent due to increased Zimmer standalone sales. Knee sales increased 54 percent to $368.9 million, with 28 percent due to the Centerpulse acquisition and 26 percent related to increased Zimmer standalone sales. Knee sales growth was led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen LCCK Revision Knee. The Natural-Knee System also had strong growth. Hip sales increased 48 percent to $248.0 million, with 24 percent due to increased Zimmer standalone sales and 24 percent due to the Centerpulse acquisition. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys Fiber Metal Taper Stem, which is often used in MIS Hip Replacement Procedures, Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners. In addition, Durasul Highly Crosslinked Polyethylene Liners exhibited strong growth.

     Net sales in Europe grew 258 percent to $412.8 million in the six month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants, partially offset by the impact of changes in the European distribution network and related inventory buy backs (accounted for as sales returns). The 258 percent increase was comprised of a 235 percent increase due to the Centerpulse acquisition and a 23 percent increase in Zimmer standalone sales, including 12 percent due to changes in foreign exchange rates. Net sales of reconstructive implants increased 267 percent to $377.4 million, with 244 percent due to the Centerpulse acquisition and 23 percent due to increased Zimmer standalone sales, including 12 percent due to changes in foreign exchange rates. Knee sales increased 130 percent to $148.6 million, with 113 percent due to the Centerpulse acquisition and 17 percent due to increased Zimmer standalone sales, including 12 percent due to changes in foreign exchange rates, offset by the impact of changes in the European distribution network and related inventory buy backs (accounted for as sales returns). Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line, including the NexGen CR Knee, NexGen Trabecular Metal Tibial Components and the NexGen Rotating Hinge Knee. Hip sales increased 484 percent to $205.0 million, with 449 percent due to the Centerpulse acquisition and 35 percent due to increased Zimmer standalone sales, including 12 percent due to changes in foreign exchange rates. Hip sales were driven by strong sales of Longevity Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups. Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth.

     Net sales in Asia Pacific increased 45 percent to $211.9 million in the six month period ended June 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 45 percent increase was comprised of a 27 percent increase due to the Centerpulse acquisition and an 18 percent increase in Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Asia Pacific sales for the six month period ended June 30, 2004 were negatively impacted by the Japanese government’s bi-annual change in reimbursement rates, which decreased 4.9 percent effective April 1, 2004. The impact of reduced reimbursement rates was less significant on Zimmer due to Zimmer’s product mix. The next Japanese reimbursement rate change is not expected until April 1, 2006. Net sales of reconstructive implants increased 53 percent to $169.2 million, with 34 percent due to the Centerpulse acquisition and 19 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Knee sales increased 34 percent to $69.4 million, with 19 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates, and 15 percent due to the Centerpulse acquisition. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. Hip sales increased 59 percent to $90.3 million, with 41 percent due to the Centerpulse acquisition and 18 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.

The following table presents the components of the percentage changes in net sales by product category for the six month period ended June 30, 2004 versus the six month period ended June 30, 2003:

	Zimmer Standalone
			Foreign		Impact of`
			Exchange		Centerpulse	Net
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Change
Reconstructive implants	17%	3%	4%	24%	68%	92%
Trauma	6	3	4	13	12	25
Spine [1]	—	—	—	—	N/A	N/A
Orthopaedic surgical products	5	2	3	10	2	12
Consolidated	14	3	4	21	64	85

     Overall, worldwide reconstructive implant sales increased 92 percent to $1,219.1 million. The 92 percent increase was comprised of a 68 percent increase due to the Centerpulse acquisition and a 24 percent increase in Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Knee sales increased 65 percent to $587.0 million, with 42 percent due to the Centerpulse acquisition and 23 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. Hip sales increased 109 percent to $543.3 million, with 85 percent due to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. In addition, the Innex Total Knee System exhibited strong growth. Hip sales were driven by continued conversion to porous stems, including VerSys Porous Stems, Trabecular Metal Acetabular Cups, and Longevity Highly Crosslinked Polyethylene Liners. The Alloclassic Hip System also had strong growth. Dental sales were $59.2 million, led by standard and Tapered SwissPlus Dental Implant Systems and dental biologicals. Trauma sales increased 25 percent to $88.4 million, with 13 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates, and 12 percent due to the Centerpulse acquisition. Trauma sales were led by sales of the Zimmer Plates and Screws System, ITST Nails and TransFx External Fixation System. Spine sales were $67.3 million, led by the Dynesys Spinal System. Orthopaedic surgical product sales increased 12 percent to $104.8 million, with 10 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates, and 2 percent due to the Centerpulse acquisition. Orthopaedic surgical product sales were primarily driven by the continued growth of the OrthoPAT Autotransfusion System.

Gross Profit

     Gross profit as a percentage of net sales was 71.5 percent for the six month period ended June 30, 2004 compared to 75.6 percent in the comparable 2003 period. Gross profit for the six month period ended June 30, 2004 was reduced by $49.6 million, or 3.4 percent of net sales, as a result of an inventory step-up charge recognized in connection with the Centerpulse acquisition. The Company expects the remaining inventory step-up value of $6.6 million to be expensed in the second half of 2004. Sales and gross profit from Centerpulse also reduced reported gross

[1] Spine is a new product category as a result of the Centerpulse acquisition.

margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. Increased Zimmer standalone average selling prices in the Americas and Europe, the shift in mix to premium priced products and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit.

Operating Expenses

     R&D as a percentage of net sales was 5.3 percent for the six month period ended June 30, 2004 compared to 5.5 percent for the comparable 2003 period. R&D increased to $78.0 million from $44.1 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, spine, innovative materials such as Trabecular Metal Technology and Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions.

     SG&A as a percentage of net sales were 40.2 percent in the six month period ended June 30, 2004 compared to 37.9 percent for the comparable 2003 period. The increase from the comparable 2003 period is a result of the Centerpulse and Implex acquisitions. Centerpulse operated with higher SG&A expenses as a percentage of sales and Implex SG&A expenses for the six month period ended June 30, 2004 were $1.7 million. In addition, amortization expense related to acquired Centerpulse and Implex intangible assets was $18.5 million, or 1.3% of sales, during the six month period ended June 30, 2004.

     Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $55.5 million compared to $1.5 million for the comparable 2003 period and included $20.7 million of sales agent and lease contract termination expenses, $17.7 million of integration consulting expenses, $4.8 million of professional fees, $3.7 million of personnel expenses and travel for full-time integration team members, $3.6 million of employee retention expenses, $1.6 million of costs related to integrating the Company’s information technology systems and $3.4 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

     Operating profit for the six month period ended June 30, 2004 increased 28 percent to $329.6 million from $256.7 million in the comparable 2003 period. Operating profit growth was driven by strong Zimmer standalone sales growth and improved gross profit margins, operating profit contributed by Centerpulse and effectively controlled operating expenses. These favorable items were offset by Centerpulse inventory step-up of $49.6 million and Centerpulse and Implex acquisition and integration expenses of $55.5 million.

     The effective tax rate on earnings before taxes decreased to 31.4 percent for the six month period ended June 30, 2004 from 33.5 percent for the comparable period in 2003. The decrease was primarily due to changes in the statutory mix of earnings. In connection with certain of the Company’s integration initiatives, a greater proportion of earnings are expected to be realized in lower tax jurisdictions. In addition, acquisition and integration expenses plus the inventory step-up charges were recognized primarily in higher tax jurisdictions.

     Net earnings decreased 5 percent to $213.9 million for the six month period ended June 30, 2004 compared to $224.3 million in the comparable 2003 period. Net earnings for the six month period ended June 30, 2003 included a one-time, non-cash cumulative effect of a change in accounting principle gain of $55.1 million (net of tax). Net earnings before the cumulative effect of the change in accounting principle increased 26 percent to 213.9 million versus $169.2 million for the comparable 2003 period, due to strong Zimmer standalone sales growth, earnings contributed by Centerpulse and leveraged operating expenses, partially offset by Centerpulse inventory step-up of $31.9 million (net of tax) and Centerpulse and Implex acquisition and integration expenses of $35.6 million (net of tax). Basic and diluted earnings per share for the six month period ended June 30, 2004 both decreased 23 percent to $0.88 and $0.87, respectively, from $1.14 and $1.13, respectively, in the comparable 2003 period. Basic and diluted earnings per share before cumulative effect of change in accounting principle both increased 2 percent to $0.88 and $0.87, respectively, from $0.86 and $0.85 in the comparable 2003 period.

Operating Profit by Segment

     The following table sets forth operating profit as a percentage of sales by segment for the six month period ended June 30, 2004 and 2003:

Percent of net sales

	Six Months Ended June 30,
	2004	2003
Americas	51.6%	51.6%
Europe	34.3	29.1
Asia Pacific	42.2	45.6

     Operating profit for the Americas as a percentage of net sales was 51.6 percent for both the six month periods ended June 30, 2004 and 2003. The favorable effects of increased Zimmer standalone sales of higher margin products and increased Zimmer standalone average selling prices, along with leveraged operating expenses, favorably impacted the Americas operating profit margin. These improvements were offset primarily by increased distributor commissions due to the restructuring of certain distributor contracts.

     Operating profit for Europe as a percentage of net sales increased to 34.3 percent for the six month period ended June 30, 2004 as compared with 29.1 percent for the same period in 2003. The Centerpulse acquisition, together with increased Zimmer standalone average selling prices and increased sales of higher margin products, contributed to the increase. In addition, Zimmer standalone experienced favorable product and country mix and leveraged growth in operating expenses.

     Operating profit for Asia Pacific as a percentage of net sales decreased to 42.2 percent for the six month period ended June 30, 2004 as compared with 45.6 percent for the same period in 2003. Asia Pacific operating profit margin decreased primarily due to decreased average selling prices and increased incentives in Japan due to a restructuring of certain dealer contracts. The decrease in average selling prices for the six month period ended June 30, 2004 was a result of the 4.9 percent decrease in government reimbursement rates in Japan. The decreases were partially offset by the favorable effects of the Centerpulse acquisition.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $398.3 million for the six month period ended June 30, 2004 compared to $226.9 million for the six month period ended June 30, 2003. The principal source of cash was net earnings of $213.9 million. Non-cash expenses for the period included depreciation and amortization expense of $87.3 million and Centerpulse inventory step-up of $49.6 million. Included in operating cash flow is approximately $76 million of payments related to the Centerpulse and Implex integration. Working capital management contributed $47.5 million, net, of operating cash flow.

     Working capital continues to be a key management focus. At June 30, 2004, the Company had 65 days of sales outstanding in accounts receivable, unfavorable to the prior year by 8 days and an increase of 1 day from March 31, 2004. Acquired Centerpulse businesses negatively impacted days of sales outstanding due to Centerpulse’s business mix which has a greater proportion of European revenue with payment terms generally longer that those in the U.S. At June 30, 2004, the Company had 241 days of inventory on hand, favorable to the prior year by 16 days and unfavorable to March 31, 2004 by 13 days. The reduction from prior year was principally due to improved inventory management and the acquired dental and spinal businesses carrying fewer days of inventory. The increase from March 31, 2004 is a result of the Implex acquisition and production increases in anticipation of the Austin facility phase out. The Company expects days on hand to increase to a level of 250 – 260 days from time to time, as inventory is built to support new product launches.

     Cash flows used in investing activities were $203.5 million in the six month period ended June 30, 2004 compared to $79.5 million in the comparable period last year. On April 29, 2004, the Company paid $14.2 million to complete the compulsory acquisition process of the remaining outstanding shares of Centerpulse and InCentive Capital. The Company also paid $4.0 million of Centerpulse direct acquisition costs during the second quarter of 2004, consisting of professional service fees. On April 23, 2004, the Company completed the acquisition of Implex for cash consideration of $98.6 million. During the three month period ended June 30, 2004, the Company also paid $3.5 million of Implex direct acquisition costs, primarily investment banking fees, and paid former Implex shareholders $1.6 million in earn-out payments pursuant to the Implex Merger Agreement. Additions to instruments and other property, plant and equipment during the six months ended June 30, 2004 were $105.5 million compared to $64.7 million in the comparable 2003 period. Increases were primarily due to expenditures to support the acquired Centerpulse businesses and to support sales growth, new product launches and MIS procedure growth. During the three month period ended June 30, 2004, the Company collected $25.0 million on a note receivable.

     Cash flows used in financing activities were $194.7 million in the six month period ended June 30, 2004 compared to $48.9 million in the comparable period last year. The Company repaid $352.2 million of debt during the six months ended June 30, 2004, partially offset by $98.6 million and $14.2 million of borrowings made to complete the Implex acquisition and Centerpulse and InCentive compulsory acquisition process, respectively. Debt repayments were funded by cash generated from operating activities and $49.7 million in proceeds received from the exercise of stock options.

     The Company has the following committed financing arrangements: (i) $400 million 364-day revolving credit facility maturing May 2005, (ii) $800 million three-year revolving credit facility maturing June 2006 and (iii) $550 million five-year term loan facility maturing June 2008, (collectively, the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at June 30, 2004, were approximately $884 million.

     On May 24, 2004, the Company renewed its $400 million 364-day revolving credit facility and amended its five-year term loan facility to $550 million and reduced its pricing by 25 basis points.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Senior Credit Facility as of June 30, 2004. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

     The Company also has available uncommitted credit facilities totaling $35 million.

     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company estimates total earn-out payments to be in a range from $120 to $160 million. The Company expects to pay future contingent payments, if any, with cash flows from operations and borrowings available under its Senior Credit Facility.

     The Company had $76.9 million in cash and equivalents, $10.4 million in restricted cash and outstanding borrowings of $868.9 million as of June 30, 2004. The Company expects to pay off the remaining debt balance by June 30, 2006 with cash provided from operations absent any cash requirements for acquisitions. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating.

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

     In May 2004, the FASB issued FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which is effective for the first interim or annual period beginning after June 15, 2004. The Company does not expect to be eligible for the federal subsidy available pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003; therefore, this staff position is not expected to have a material impact on the Company’s results of operations, financial position or cash flow.

     On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment” (the “Exposure Draft”), which is a proposed amendment to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Exposure Draft would require all share-based payments to employees, including stock options, to be expensed in the income statement based on their fair values. Currently, the Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations to its stock-based compensation plans which results in no compensation expense being recognized for stock option grants with exercise prices equal to the market value of the underlying common stock on the date of grant. The Company disclosed in Note 2 to the interim consolidated financial statements in this Form 10-Q the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. However, the fair value recognition provisions of the Exposure Draft differ in some regards from the fair value recognition provisions of SFAS 123. The FASB is expected to issue a final standard in late 2004 that would be effective for fiscal years beginning after December 15, 2004.

Critical Accounting Estimates

     The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the three or six month periods ended June 30, 2004 to the application of critical accounting estimates as described in the Company’s 2003 annual report on Form 10-K.

Forward Looking Statements

     This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,”

“target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of products and services, supply and prices of raw materials and products, customer demand for products and services, the ability to successfully integrate acquired companies including Centerpulse AG, the outcome of the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the stockholders of the Company was held on May 10, 2004. The matters submitted to the stockholders for a vote included:

•	the election of two directors to the Board of Directors;

•	a stockholder proposal relating to poison pills; and

•	a stockholder proposal relating to auditor ratification.

		Number of	Number of
		Votes	ABSTENTIONS
	Number of	AGAINST or	and BROKER
Matter	Votes FOR	WITHHELD	NON-VOTES
Election of Larry C. Glasscock as Director	138,137,870	69,834,507	0
Election of John L. McGoldrick as Director	139,026,208	68,946,169	0
Stockholder proposal relating to poison pills	135,152,746	38,452,688	34,366,943
Stockholder proposal relating to auditor ratification	119,873,446	53,589,343	34,509,588

     Following are the directors, other than the two directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting: J. Raymond Elliott, Regina E. Herzlinger, D.B.A. and Augustus A. White, III, M.D., Ph.D.

Item 5. Other Information

     During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent auditors, to perform non-audit services related to international tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

The following documents are filed as exhibits to this report:

10.1	$1,350,000,000 Amended and Restated Revolving Credit and Term Loan Agreement among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., the borrowing subsidiaries and the lenders named therein, dated as of May 24, 2004

10.2	$400,000,000 364-Day Credit Agreement among Zimmer Holdings, Inc., Zimmer, Inc., the borrowing subsidiaries and the lenders named therein, dated as of May 24, 2004

10.3	Zimmer Holdings, Inc. Supplemental Performance Incentive Plan

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

Two reports were filed or furnished during the quarter ended June 30, 2004:

On April 6, 2004, the Company furnished a report under Item 12 – Results of Operations and Financial Condition reporting that it had issued a press release reporting its expected results of operations for the quarter ended March 31, 2004. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 12 of Form 8-K.

On April 27, 2004, the Company furnished a report under Item 12 – Results of Operations and Financial Condition reporting that it had issued a press release reporting its results of operations for the quarter ended March 31, 2004. A copy of the press release was included as an exhibit to the filing. The exhibit was furnished pursuant to Item 12 of Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: August 5, 2004	By: /s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: August 5, 2004	By: /s/ James T. Crines

James T. Crines
Senior Vice President, Finance/Controller
and Information Technology