Form 10-Q
period 2004-09-30
ZIMMER HOLDINGS INC
filed 2004-11-08
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

At October 29, 2004, there were 245,303,528 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2004

Page
Part I — Financial Information
Item 1.
Financial Statements
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2004 and 2003	3
Consolidated Balance Sheets — September 30, 2004 and December 31, 2003	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	5
Notes to Interim Consolidated Financial Statements	6
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.
Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.
Controls and Procedures	36
Part II — Other Information
There is no information required to be reported under any items except those indicated below.
Item 1.
Legal Proceedings	37
Item 5.
Other Information	37
Item 6.
Exhibits	37
Signatures	38
Change in Control Severance Agreement with Jon E. Kramer
Change in Control Severance Agreement with Richard Fritschi
Employment Contract with Richard Fritschi
Confidentiality, Non-Competition and Non-Solicitiation Employment Agreement with Richard Fritschi
Certification of the CEO Pursuant to Section 302
Certification of the CFO Pursuant to Section 302
Certifications Pursuant to Section 906

Part I — Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales	$700.2	$398.2	$2,179.8	$1,199.4
Cost of products sold	169.1	96.8	590.5	292.1

Gross Profit	531.1	301.4	1,589.3	907.3

Research and development	41.4	24.4	119.4	68.5
Selling, general and administrative	286.2	146.8	881.3	450.4
Acquisition and integration	11.5	1.7	67.0	3.2

Operating expenses	339.1	172.9	1,067.7	522.1

Operating Profit	192.0	128.5	521.6	385.2
Interest expense	7.7	0.7	25.8	3.0

Earnings before income taxes, cumulative effect of change in accounting principle and minority interest	184.3	127.8	495.8	382.2
Provision for income taxes	56.4	42.8	154.2	128.0
Minority interest	—	—	0.2	—

Earnings before cumulative effect of change in accounting principle	127.9	85.0	341.8	254.2
Cumulative effect of change in accounting principle, net of tax	—	—	—	55.1

Net Earnings	$127.9	$85.0	$341.8	$309.3

Earnings Per Common Share - Basic
Earnings before cumulative effect of change in accounting principle	$0.52	$0.43	$1.40	$1.30
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.28

Earnings Per Common Share - Basic	$0.52	$0.43	$1.40	$1.58

Earnings Per Common Share - Diluted
Earnings before cumulative effect of change in accounting principle	$0.52	$0.43	$1.38	$1.28
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.27

Earnings Per Common Share - Diluted	$0.52	$0.43	$1.38	$1.55

Weighted Average Common Shares Outstanding
Basic	245.0	196.8	244.1	196.3
Diluted	248.2	199.6	247.3	199.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS:
Current Assets:
Cash and equivalents	$45.3	$77.5
Restricted cash	17.0	14.5
Accounts receivable, less allowance for doubtful accounts	489.4	486.4
Inventories, net	506.4	527.7
Prepaid expenses	50.1	43.5
Deferred income taxes	194.8	189.1

Total current assets	1,303.0	1,338.7
Property, plant and equipment, net	584.1	525.2
Goodwill	2,398.7	2,291.8
Intangible assets	856.3	760.5
Deferred income taxes	140.7	161.2
Other assets	43.9	78.6

Total Assets	$5,326.7	$5,156.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122.9	$127.6
Income taxes payable (receivable)	(40.5)	(59.0)
Other current liabilities	494.7	475.4
Short-term debt	12.5	101.3

Total current liabilities	589.6	645.3
Other long-term liabilities	370.7	352.6
Deferred income taxes	61.0	—
Long-term debt	667.9	1,007.8

Total Liabilities	1,689.2	2,005.7

Commitments and Contingencies (Note 13)
Minority interest	6.8	7.0
Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 245.3 million in 2004 (242.4 million in 2003) issued and outstanding	2.5	2.4
Paid-in capital	2,473.7	2,342.5
Retained earnings	1,001.5	659.7
Accumulated other comprehensive income	153.0	138.7

Total Stockholders’ Equity	3,630.7	3,143.3

Total Liabilities and Stockholders’ Equity	$5,326.7	$5,156.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Nine Months
	Ended September 30,
	2004	2003
Cash flows provided by (used in) operating activities:
Net earnings	$341.8	$309.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	134.6	62.7
Inventory step-up	56.1	—
Cumulative effect of change in accounting principle	—	(89.1)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Income taxes	122.1	68.4
Receivables	(4.2)	(30.2)
Inventories	(32.0)	(29.0)
Accounts payable and accrued expenses	(26.0)	47.6
Other assets and liabilities	11.9	(13.9)

Net cash provided by operating activities	604.3	325.8

Cash flows provided by (used in) investing activities:
Additions to instruments	(106.7)	(85.2)
Additions to other property, plant and equipment	(59.6)	(21.8)
Centerpulse acquisition costs	(18.2)	(3.4)
Implex acquisition, net of acquired cash	(103.7)	—
Proceeds from note receivable	25.0	—
Investments in other assets	(1.1)	(15.4)

Net cash used in investing activities	(264.3)	(125.8)

Cash flows provided by (used in) financing activities:
Net payments on lines of credit	(425.1)	(82.4)
Proceeds from exercise of stock options	58.7	46.4
Debt issuance costs	(0.6)	(2.5)
Equity issuance costs	(5.0)	(1.2)

Net cash used in financing activities	(372.0)	(39.7)

Effect of exchange rates on cash and equivalents	(0.2)	1.0

Increase (decrease) in cash and equivalents	(32.2)	161.3
Cash and equivalents, beginning of period	77.5	15.7

Cash and equivalents, end of period	$45.3	$177.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2003 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine month periods ended September 30, 2003 have been reclassified to conform to the current year presentation.

2. Stock Compensation

     At September 30, 2004, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2003 annual report on Form 10-K. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock based compensation cost is reflected in net earnings related to those plans, as all stock options granted had exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net earnings, as reported	$127.9	$85.0	$341.8	$309.3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(8.0)	(3.8)	(18.7)	(10.8)

Pro forma net earnings	$119.9	$81.2	$323.1	$298.5

Earnings per share:
Basic - as reported	$0.52	$0.43	$1.40	$1.58
Basic - pro forma	0.49	0.41	1.32	1.52
Diluted - as reported	0.52	0.43	1.38	1.55
Diluted - pro forma	0.48	0.41	1.31	1.50

3. Acquisitions

Centerpulse AG and InCentive Capital AG

     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse AG (“Centerpulse”), a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Company also closed its exchange offer for InCentive Capital AG (“InCentive”), a company that, at the Closing Date, owned only cash and beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reason for making the Centerpulse and InCentive exchange offers (the “Exchange Offers”) was to create a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, including joint and dental, spine implants, and trauma products. The strategic compatibility of the products and technologies of the Company and Centerpulse is expected to provide significant earnings power and a strong platform from which it can actively pursue growth opportunities in the industry. For the Company, Centerpulse provides a unique platform for growth and diversification in Europe as well as in the spine and dental areas of the medical device industry. As a result of the Exchange Offers, the Company beneficially owned 98.7 percent of the issued Centerpulse shares (including the Centerpulse shares owned by InCentive) and 99.9 percent of the issued InCentive shares on the Closing Date.

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

     The Company finalized the purchase price allocation in the third quarter of 2004 in accordance with U.S. generally accepted accounting principles. During the nine month period ended September 30, 2004, the Company adjusted certain estimates included in the preliminary purchase price allocation, including estimated fair values of certain acquired investments, intangible assets, inventory, fixed assets, income tax liabilities, product liabilities and other legal liabilities. In accordance with SFAS No. 141, all adjustments to the purchase price allocation have been reflected as changes to goodwill. See Note 7 for the changes in the carrying amount of goodwill during the nine month period ended September 30, 2004.

     As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees will be involuntarily terminated through the Company’s integration plan. The phase-out of production at the Company’s Austin, Texas manufacturing facility began during the three months ended June 30, 2004. The phase-out will result in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility will be sourced from the Company’s other manufacturing facilities. The Company expects to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The phase-out is expected to be completed by the end of 2005. As of September 30, 2004, approximately 360 Centerpulse employees had been involuntarily terminated. The Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability from January 1, 2004 to September 30, 2004 is as follows (in millions):

	Employee
	Termination	Contract	Employee
	Benefits	Terminations	Relocation	Total
Balance, January 1, 2004	$29.0	$22.4	$3.4	$54.8
Cash Payments	(4.3)	(0.3)	(0.2)	(4.8)
Additions/(Reductions)	(1.8)	(5.2)	0.7	(6.3)

Balance, March 31, 2004	22.9	16.9	3.9	43.7
Cash Payments	(5.2)	(0.7)	(0.3)	(6.2)
Additions/(Reductions)	(2.0)	(3.9)	—	(5.9)

Balance, June 30, 2004	15.7	12.3	3.6	31.6
Cash Payments	(6.1)	(0.7)	(0.4)	(7.2)
Additions/(Reductions)	7.2	(2.4)	1.3	6.1

Balance, September 30, 2004	$16.8	$9.2	$4.5	$30.5

     In accordance with EITF 95-3, “Recognition of Liabilities Assumed in a Purchase Business Combination”, adjustments to the integration liability were recorded as adjustments to goodwill. The $11.5 million reduction in contract terminations during the nine month period ended September 30, 2004 primarily resulted due to the assignment of $5.2 million of lease obligations related to closed Centerpulse facilities and a $7.9 million reduction in estimated Centerpulse distributor contract termination payments, offset by a $2.7 million addition related to the restructuring or termination of certain Centerpulse contractual obligations. The $3.4 million increase in employee termination benefits during the nine month period ended September 30, 2004 is a result of the finalization of the integration plan, including decisions on management structure and consolidation of facilities.

     Implex Corp.

     On April 23, 2004, the Company acquired Implex Corp. (“Implex”), a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement (“Merger Agreement”). The Company acquired 100 percent of the shares of Implex for an aggregate value of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance agreement and other items. The aggregate cash consideration paid by the Company through September 30, 2004 was $103.7 million, consisting of a $98.6 million payment at closing (including $9.8 million delivered to an escrow agent to be held for eighteen months, subject to possible indemnification claims of the Company), $3.5 million of direct acquisition costs and $1.6 million of earn-out payments made pursuant to the Merger Agreement. The acquisition is a culmination of a distribution and strategic alliance agreement, under which the Company and Implex had been operating since 2000, relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular MetalTM Technology.

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

     The Company completed the preliminary purchase price allocation in the second quarter of 2004. The process included interviews with Implex management, review of the economic and competitive environment in which Implex operates and examination of assets including historical performance and future prospects. The preliminary purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. Certain fair value estimates require additional information before being finalized, including, among others, intangible assets. For these reasons, among others, the final purchase price allocation may vary from the preliminary purchase price allocation. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the date of acquisition. To the extent that the estimates need to be adjusted, the Company will do so.

     The Merger Agreement contains provisions for additional annual cash earn-out payments that are based on year-over-year sales growth through 2006 of certain products that incorporate Trabecular Metal Technology. The Company estimates the total earn-out payments to be in a range from $120 to $160 million. Other current liabilities at September 30, 2004 include $56.8 million of earn-out payments that have been earned, but not paid. These earn-out payments represent contingent consideration and, in accordance with SFAS No. 141 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”, are recorded as an additional cost of the transaction upon resolution of the contingency and therefore increase goodwill.

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

     The effect of the change during the three month period ended September 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $5.8 million, or $0.03 per diluted share. The effect of the change during the nine month period ended September 30, 2003 was to increase earnings before cumulative effect of change in accounting principle by $12.3 million, or $0.06 per diluted share. The cumulative effect adjustment of $55.1 million (net of income taxes of $34.0 million) to retroactively apply the new capitalization method as if applied in years prior to 2003 is included in earnings during the nine month period ended September 30, 2003.

5. Inventories

	September 30,	December 31,
	2004	2003
	(in millions)
Finished goods	$387.8	$384.3
Raw materials and work in progress	112.0	90.8
Inventory step-up (primarily finished goods)	6.6	52.6

Inventories, net	$506.4	$527.7

     Inventory step-up includes $1.7 million and $52.6 million from the Centerpulse acquisition at September 30, 2004 and December 31, 2003, respectively, and $4.9 million from the Implex acquisition at September 30, 2004. The Centerpulse inventory step-up value was determined with input provided by an independent valuation firm. Both the Centerpulse step-up and Implex step-up values were based upon estimated sales prices less distribution costs and a profit allowance.

6. Property, Plant and Equipment

	September 30,	December 31,
	2004	2003
	(in millions)
Land	$19.9	$22.0
Buildings and equipment	655.4	600.3
Instruments	512.1	431.4
Construction in progress	36.1	20.1

	1,223.5	1,073.8
Accumulated depreciation	(639.4)	(548.6)

Property, plant and equipment, net	$584.1	$525.2

7. Goodwill and Other Intangible Assets

     The following table summarizes the changes in the carrying amount of goodwill for the nine months ended September 30, 2004 (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2004	$1,275.5	$906.0	$110.3	$2,291.8
Change in preliminary fair value estimates of Centerpulse related to:
Intangible assets	(10.0)	—	—	(10.0)
Property, plant and equipment	—	(9.6)	—	(9.6)
Integration liability	0.8	(7.1)	—	(6.3)
Other	(3.2)	0.3	(0.2)	(3.1)
Currency translation	—	(12.3)	1.7	(10.6)

Balance at March 31, 2004	$1,263.1	$877.3	$111.8	$2,252.2

Completion of Centerpulse and InCentive compulsory acquisition process	24.3	16.0	2.0	42.3
Acquisition of Implex	2.6	—	—	2.6
Change in preliminary fair value estimates of Centerpulse related to:
Income taxes	19.6	7.0	—	26.6
Preacquisition contingencies	5.8	—	—	5.8
Integration liability	(2.6)	(2.8)	(0.5)	(5.9)
Other	0.9	(1.1)	(0.5)	(0.7)
Currency translation	—	0.1	(2.9)	(2.8)

Balance at June 30, 2004	$1,313.7	$896.5	$109.9	$2,320.1

Acquisition of Implex	57.7	—	—	57.7
Change in preliminary fair value estimates of Centerpulse related to:
Intangible assets	18.7	1.0	—	19.7
Income taxes	(62.1)	6.2	(0.1)	(56.0)
Property, tax and equipment	(5.3)	1.9	—	(3.4)
Inventories	6.5	1.8	—	8.3
Integration liability	6.8	(1.7)	1.0	6.1
Other assets	10.3	—	—	10.3
Preacquisition contingencies	32.1	—	—	32.1
Other	(0.7)	—	0.6	(0.1)
Currency translation	—	5.6	(1.7)	3.9

Balance at September 30, 2004	$1,377.7	$911.3	$109.7	$2,398.7

     The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total
As of September 30, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$123.3	$438.2	$31.7	$34.5	$33.6	$661.3
Accumulated amortization	(6.4)	(25.4)	(3.1)	(1.2)	(13.1)	(49.2)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	244.2	—	—	244.2

Total identifiable intangible assets	$116.9	$412.8	$272.8	$33.3	$20.5	$856.3

As of December 31, 2003:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$318.8	$33.1	$34.4	$23.6	$528.8
Accumulated amortization	(1.6)	(5.5)	(0.8)	(0.3)	(11.4)	(19.6)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	251.3	—	—	251.3

Total identifiable intangible assets	$117.3	$313.3	$283.6	$34.1	$12.2	$760.5

     The Company completed the Implex acquisition on April 23, 2004, and, as part of the preliminary purchase price allocation, recognized $125.8 million and $7.0 million of developed technology and core technology intangible assets, respectively. The weighted average amortization lives for developed technology and core technology are nineteen years and fifteen years, respectively. The weighted average amortization life of these intangible assets on a combined basis is nineteen years.

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

     Amortization expense for the three and nine month periods ended September 30, 2004 was $11.0 million and $29.5 million, respectively, and was recorded as part of selling, general and administrative. Amortization expense for the three and nine month periods ended September 30, 2003 was not significant.

8. Comprehensive Income

     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Net Earnings	$127.9	$85.0	$341.8	$309.3
Other Comprehensive Income (Loss):
Minimum pension liability, net of tax	—	—	0.6	—
Foreign currency translation	0.3	3.4	1.3	15.8
Unrealized foreign currency hedge gains (losses), net of tax	(2.2)	(10.2)	0.7	(14.0)
Reclassification adjustments	3.7	2.0	11.7	1.2

Total Other Comprehensive Income (Loss)	1.8	(4.8)	14.3	3.0

Comprehensive Income	$129.7	$80.2	$356.1	$312.3

9. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in earnings. The net amount recognized in earnings during the three and nine month periods ended September 30, 2004 and 2003, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at September 30, 2004, together with settled derivative instruments where the hedged item has not yet affected earnings, was a net unrealized loss of $44.4 million, or $28.0 million net of taxes, and is deferred in other comprehensive income; $25.3 million, or $15.8 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

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

     The components of net pension expense for the three and nine month periods ended September 30 for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$5.5	$2.8	$17.0	$8.3
Interest cost	2.2	1.0	6.6	3.0
Expected return on plan assets	(3.6)	(1.0)	(10.7)	(3.0)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of unrecognized actuarial loss	0.2	0.3	1.0	0.7

Net periodic benefit cost	$4.2	$3.0	$13.8	$8.9

     The components of net periodic benefit expense for the three and nine month periods ended September 30 for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Service cost	$0.3	$0.4	$1.1	$1.0
Interest cost	0.4	0.4	1.3	1.2
Amortization of unrecognized actuarial loss	0.1	—	0.1	—

Net periodic benefit cost	$0.8	$0.8	$2.5	$2.2

     The Company contributed $16.2 million during the nine month period ended September 30, 2004 to its U.S. and Puerto Rico defined benefit plans. The Company contributed $6.3 million to its foreign based defined benefit plans in the nine month period ended September 30, 2004 and expects to contribute $2.0 million additionally to these foreign based plans during 2004. The Company may make additional discretionary contributions when deemed appropriate to meet the long-term obligations of the plans. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

11. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
	(in millions)		(in millions)
Basic average common shares outstanding	245.0	196.8	244.1	196.3
Effect of dilutive securities	3.2	2.8	3.2	2.8

Diluted average common shares outstanding	248.2	199.6	247.3	199.1

There were no anti-dilutive securities outstanding at September 30, 2004 or 2003.

12. Segment Information

     The Company designs, develops, manufactures and markets orthopaedic reconstructive implants, including joint and dental, spinal implants, trauma products, and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic procedures. Operations are managed through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of the larger countries of Europe as well as the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit, exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and the Americas operations and logistics functions.

     Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas	$430.1	$276.1	$219.2	$142.8
Europe	167.3	50.5	51.6	13.4
Asia Pacific	102.8	71.6	41.5	30.1

Total	$700.2	$398.2

Inventory step-up			(6.5)	—
Acquisition and integration			(11.5)	(1.7)
Global operations and corporate expenses			(102.3)	(56.1)

Operating profit			$192.0	$128.5

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas	$1,285.0	$815.9	$660.3	$421.3
Europe	580.1	165.9	193.0	47.0
Asia Pacific	314.7	217.6	130.9	96.7

Total	$2,179.8	$1,199.4

Inventory step-up			(56.1)	—
Acquisition and integration			(67.0)	(3.2)
Global operations and corporate expenses			(339.5)	(176.6)

Operating profit			$521.6	$385.2

Product category net sales are as follows (in millions):

	Net Sales		Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Reconstructive implants	$573.4	$312.9	$1,792.5	$949.4
Trauma	40.5	36.5	128.9	108.0
Spine	32.3	—	99.6	—
Orthopaedic surgical products	54.0	48.8	158.8	142.0

Total	$700.2	$398.2	$2,179.8	$1,199.4

13. Commitments and Contingencies

     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of October 15, 2004, the claims administrator has received 4,130 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 192 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of September 30, 2004 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

     The Company believes that the following developments or trends are important to understanding the Company’s financial condition and results of operations for the three and nine month periods ended September 30, 2004.

     Acquisition of Centerpulse and Implex

     The Centerpulse acquisition, completed in the fourth quarter of 2003, had a significant impact on financial results for the three and nine month periods ended September 30, 2004. Centerpulse accounted for 56 and 61 percent of the Company’s 76 and 82 percent sales growth for the three and nine month periods ended September 30, 2004, respectively. In addition, for the three and nine month periods ended September 30, 2004, the Company incurred $11.5 million and $67.0 million, respectively, of Centerpulse and Implex acquisition and integration expenses. The Company’s gross profit margin for the three and nine month periods ended September 30, 2004 was also impacted by the Centerpulse and Implex acquisitions, as an inventory step-up charge reduced reported gross profit by $6.5 million (0.9 percent of sales) and $56.1 million (2.6 percent of sales), respectively.

     Net synergies associated with the acquisition and integration of Centerpulse are now expected to be in excess of $100 million for the year ended December 31, 2006, as compared with an original estimate of $70 — $90 million. In the first nine months of 2004, as anticipated, only modest savings are reflected in cost of goods as the acquired inventory must be depleted before changes in manufacturing can be realized in the form of lower costs of goods. Additional cost of goods synergies are expected in 2006 upon completion of the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas to other Company manufacturing facilities in Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico. Operating expense savings have exceeded the Company’s original expectations, reflecting more rapid execution and achievement of operational efficiencies than originally planned. However, cost savings have been partially offset by sales losses, also anticipated, and increases in other costs.

The Company had anticipated that negative sales synergies (losses) during the first twelve months following the acquisition would amount to approximately $50 million. Actual sales losses incurred through September 30, 2004 are slightly favorable to this original expectation at $38 million. Increases in other costs include higher distributor commissions, professional fees connected with corporate compliance and training programs and relocation and recruiting to fill open positions in the normal course of business. The Company now anticipates net synergies for the year ended December 31, 2004 to approximate $12 million as compared with an original estimate of $1 million. For the year ended December 31, 2005, the Company now expects net synergies to approximate $63 million as compared with an original estimate of $56 million.

     The Company continues to manage the integration of Centerpulse. The Company is managing more than 350 major integration projects for over 80 legal entities in 80 different countries. The Company has made substantial progress in developing global combined product strategies, in integrating the sales and business organizations, and in melding essential activities as diverse as global accounting principles, manufacturing processes and E-mail systems. In the first nine months of 2004, the Company announced its global management structure, completed the closure of Centerpulse’s former headquarters in Zurich, Switzerland, centralized its research and development activities related to orthobiologics in Austin, began the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas to Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico and implemented a more tax efficient global business structure.

     The Company completed the acquisition of Implex on April 23, 2004. The acquisition did not have a material impact on the Company’s results of operations for the three and nine month periods ended September 30, 2004. The acquisition did have a significant impact on the Company’s cash flows as the Company paid approximately $103.7 million in initial Implex acquisition costs. The acquisition reduced diluted EPS by approximately $0.01 and $0.02 for the three month and nine month periods ended September 30, 2004, respectively.

     Demand (Volume and Mix)Trends

     Volume and mix improvements contributed 15 and 14 percent to Zimmer standalone sales growth during the three and nine month periods ended September 30, 2004, respectively. “Zimmer standalone sales” as used herein refers to sales for the period less sales from acquired Centerpulse businesses. Orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s Minimally Invasive SolutionsTM (MISTM) Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products such as Longevity® and Durasul® Highly Crosslinked Polyethylene Liners, Trabecular MetalTM Technology products, knee and hip revision products and porous hip stems continue to positively impact sales growth. During the nine month period ended September 30, 2004, primary porous hip stems accounted for 58 percent of all primary hip stem units sold, compared to 46 percent, 53 percent and 59 percent of total primary hip stem units sold for Zimmer standalone in 2001, 2002 and 2003, respectively.

     The Company believes innovative surgical approaches will significantly impact the orthopaedics industry. The Company continues to make significant progress in the development and introduction of MIS Procedures and Technologies. During the third quarter of 2004, 47 percent of all U.S. hip sales utilized a MIS Procedure and/or Technology. Since its opening in March 2003, The Zimmer Institute in Warsaw, Indiana has seen extensive use for MIS education, new product development meetings and sales training programs. At the Zimmer Institute and its satellite locations, during the third quarter of 2004 the Company completed its 100th MIS 2-IncisionTM procedure training course since inception and trained its 1,000th surgeon in MIS Techniques this year.

     Pricing Trends

     In the Americas, the Company’s largest operating segment, Zimmer standalone realized average selling price growth of 5 percent in the three month period ended September 30, 2004. In Europe, Zimmer standalone sales reflect an increase in average selling prices of 2 percent in the three month period ended September 30, 2004 as a result of converting certain markets to direct sales from independent distributors. Decreased average selling prices were realized in Germany, principally the result of a revised reimbursement system implemented by the German government. In the Asia Pacific operating segment, Zimmer standalone sales realized an average selling price reduction of 4 percent during the three month period ended September 30, 2004, principally the result of the Japanese government’s bi-annual change in reimbursement rates. Although the global industry has experienced 3-4 percent price growth during the last few years, the Company expects price growth to moderate in the near term and settle in at growth rates of 2-3 percent. Pressure from healthcare cost containment efforts may affect prices in markets where health care spending grows at a rate higher than the local economy.

     Foreign Currency Exchange Rates

     A weakened U.S. dollar during the three and nine month periods ended September 30, 2004 compared to the same periods last year, contributed 2 percent and 4 percent, respectively, to the growth of Zimmer standalone sales. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of derivative financial instruments solely for managing risk. The use of derivative financial instruments for trading or speculative purposes is prohibited.

     New Product Sales

     New products, which management defines as products introduced within the prior 36 month period, accounted for 19 and 18 percent of the Company’s sales during the three and nine month periods ended September 30, 2004, respectively. Adoption rates for new technologies are a key indicator of industry performance. Sales have grown with the introduction of new products such as ProlongTM Crosslinked Polyethylene for the knee, which was introduced in 2002, and represented approximately 50 percent of all cruciate retaining articulating surface product sales and 12 percent of all knee articulating surfaces for the three month period ended September 30, 2004. Adoption rates for the Company’s new products associated with Crosslinked Polyethylene, MIS Procedures and Technologies, Trabecular Metal Technology, knee and hip revision products, and new trauma and dental devices should continue to favorably affect the Company’s operating performance.

     New product sales are the end result of significant research and development activities performed by the Company. The Company expects over the next few years to invest in research and development at almost 6 percent of sales, as investments in reconstructive, spine, orthobiologics and other new technologies increase.

Third Quarter Results of Operations

The following table presents the components of the percentage changes in net sales by reportable geographic segment for the three month period ended September 30, 2004 versus the three month period ended September 30, 2003:

	Zimmer Standalone
			Foreign		Impact of
			Exchange		Centerpulse
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Net Change
Americas	16%	5%	—%	21%	35%	56%
Europe	8	2	9	19	212	231
Asia Pacific	13	(4)	7	16	28	44
Consolidated	15	3	2	20	56	76

Net Sales

          Net sales for the three month period ended September 30, 2004 increased 76 percent to $700.2 million from $398.2 million for the comparable 2003 period. Sales growth reflected the additional sales from the October 2, 2003 Centerpulse acquisition and continued strong demand for reconstructive implants. The 76 percent increase was comprised of a 56 percent increase due to the Centerpulse acquisition and a 20 percent increase in Zimmer standalone sales. Favorable demographics, including an aging population and a continued shift to premium products, contributed to the favorable volume and mix growth. Higher average selling prices on Zimmer standalone sales were realized in the Americas and Europe while pricing in Asia Pacific decreased. The weakening of the U.S. dollar versus the Euro and Japanese Yen during the three month period ended September 30, 2004, compared to the three month period ended September 30, 2003, was the main contributor to the favorable impact of foreign currency exchange rates on net sales.

          Net sales in the Americas increased 56 percent to $430.1 million in the three month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 56 percent increase was comprised of a 35 percent increase due to the Centerpulse acquisition plus a 21 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 58 percent to $341.7 million, with 32 percent related to the Centerpulse acquisition and 26 percent due to increased Zimmer standalone sales. Knee sales increased 55 percent to $189.5 million, with 30 percent related to increased Zimmer standalone sales and 25 percent due to the Centerpulse acquisition. Knee sales growth was led by the NexGen® Complete Knee Solution product line, including the NexGen Legacy® Posterior Stabilized (LPS) Flex Knee, NexGen Trabecular Metal Tibial Components, NexGen Legacy Constrained Condylar (LCCK) Revision Knee and Prolong Crosslinked Polyethylene. The Natural-Knee® System also made a strong contribution. Hip sales increased 43 percent to $123.6 million, with 23 percent due to the Centerpulse acquisition and 20 percent due to increased Zimmer standalone sales. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys® Fiber Metal and Zimmer® M/L Taper Stems, which are often used in MIS Hip Replacement Procedures, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.

          Net sales in Europe grew 231 percent to $167.3 million in the three month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants, partially offset by the impact of the changes in the European distribution network and related inventory buy backs (accounted for as sales returns). The 231 percent increase was comprised of a 212 percent increase due to the Centerpulse acquisition and a 19 percent increase in Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates. Net sales of reconstructive implants increased 248 percent to $150.5 million, with 227 percent due to the Centerpulse acquisition and 21 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates. Knee sales increased 119 percent to $57.0 million, with 106 percent due to the Centerpulse acquisition and 13 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates, offset by the impact of the changes in the European distribution network and related inventory buy backs of knee products (accounted for as sales returns). Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line. Hip sales increased 426 percent to $84.1 million, with 395 percent due to the Centerpulse acquisition and 31 percent due to increased Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates. Hip sales were driven by strong sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners.

          Net sales in Asia Pacific increased 44 percent to $102.8 million in the three month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 44 percent increase was comprised of a 28 percent increase due to the Centerpulse acquisition and a 16 percent increase in Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates. Asia Pacific sales for the three month period ended September 30, 2004 were negatively impacted by the Japanese government’s bi-annual change in reimbursement rates, which decreased 4.9 percent effective April 1, 2004. The impact of reduced reimbursement rates was less significant on Zimmer due to Zimmer’s product mix. The next Japanese reimbursement rate change is not expected until April 1, 2006. Net sales of reconstructive implants increased 52 percent to $81.2 million, with 34 percent due to the Centerpulse acquisition and 18 percent due to increased Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates. Knee sales increased 30 percent to $34.0 million, with 15 percent due to the Centerpulse acquisition and 15 percent due to increased Zimmer standalone sales, including 7 percent due to changes in foreign exchange rates. Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components. The Natural-Knee System also made a strong contribution. Hip sales increased 61 percent to $42.1 million, with 40 percent due to the Centerpulse acquisition and 21 percent due to increased Zimmer standalone sales, including 8 percent due to changes in foreign exchange rates. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.

The following table presents the components of the percentage changes in net sales by product category for the three month period ended September 30, 2004 versus the three month period ended September 30, 2003:

	Zimmer Standalone
			Foreign		Impact of
			Exchange		Centerpulse	Net
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Change
Reconstructive implants	18%	3%	3%	24%	59%	83%
Trauma	(1)	3	2	4	8	12
Spine [1]	—	—	—	—	N/A	N/A
Orthopaedic surgical products	5	1	2	8	3	11
Consolidated	15	3	2	20	56	76

          Overall, worldwide reconstructive implant sales increased 83 percent to $573.4 million. The 83 percent increase was comprised of a 59 percent increase due to the Centerpulse acquisition and a 24 percent increase in Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Knee sales increased 61 percent to $280.4 million, with 36 percent due to the Centerpulse acquisition and 25 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee. In addition, the InnexTM Total Knee System exhibited strong growth. Hip sales increased 94 percent to $249.9 million, with 72 percent due to the Centerpulse acquisition and 22 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Hip sales were driven by continued conversion to porous stems, including VerSys Porous Stems, Trabecular Metal Acetabular Cups, and increased sales of Longevity Highly Crosslinked Polyethylene Liners. The Alloclassic® Hip System also had strong growth. Dental sales were $29.7 million, led by sales of biologicals, implants and surgical products. Trauma sales increased 12 percent to $40.5 million, with 8 percent due to the Centerpulse acquisition and 4 percent due to increased Zimmer standalone sales, including 2 percent due to changes in foreign exchange rates. Trauma sales were led by sales of the ITST™ Intertrochanteric/Subtrochanteric Fixation Nails and Sirus® Femoral Nails. Spine sales were $32.3 million, with the Dynesys® Dynamic Stabilization System exhibiting strong growth. Orthopaedic Surgical Product sales increased 11 percent to $54.0 million, with 8 percent due to increased Zimmer standalone sales, including 2 percent due to changes in foreign exchange rates and 3 percent due to the Centerpulse acquisition. Orthopaedic surgical product sales were primarily driven by the continued growth of the OrthoPAT®2 Autotransfusion System.

Gross Profit

          Gross profit as a percentage of net sales was 75.8 percent for the three month period ended September 30, 2004 compared to 75.7 percent in the same 2003 period. Gross profit for the three month period ended September 30, 2004 was reduced by $6.5 million, or 0.9 percent of net sales, as a result of an inventory step-up charge recognized in connection with the

[1] Spine is a new product category as a result of the Centerpulse acquisition.

[2] Trademark of Haemonetics Corporation

Centerpulse and Implex acquisitions. Increased Zimmer standalone average selling prices in the Americas and Europe, the shift in mix to premium products and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit. Sales and gross profit from Centerpulse negatively impacted gross margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. The Company’s operating plans annually call for reductions in unit manufacturing cost of its products as a direct result of a number of factors, including but not limited to, increased volume, improvements in material technology, replacement of used machinery and equipment with higher speed equipment, changes in the configuration of manufacturing cells designed to increase throughput, labor automation as well as in-sourcing. Focus on annual inventory cost reductions is a strategic imperative. The Company will continue to direct efforts on driving down costs of products sold.

Operating Expenses

          Research and development (“R&D”) as a percentage of net sales was 5.9 percent for the three month period ended September 30, 2004 compared to 6.1 percent for the same 2003 period. R&D increased to $41.4 million from $24.4 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, spine, innovative materials such as Trabecular Metal Technology and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. Maintaining a robust product development pipeline has enabled Zimmer to achieve significant contributions in sales from new products. Management expects to continue to invest in R&D at almost 6 percent of sales with a particular emphasis on investments in spine, orthobiologics and new technology.

          Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 40.9 percent in the three month period ended September 30, 2004 compared to 36.9 percent for the same reported 2003 period. The increase from the prior year is primarily the result of the Centerpulse and Implex acquisitions. Centerpulse operated with higher SG&A expenses as a percentage of sales. In addition, amortization expense related to acquired Centerpulse and Implex intangible assets was $10.5 million, or 1.5% of sales, during the three month period ended September 30, 2004. The Company will continue to pursue opportunities to leverage SG&A expenses and gain synergies from the acquisitions.

          Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $11.5 million compared to $1.7 million for the same 2003 period, and included $3.6 million of employee retention expenses, $2.5 million of integration consulting expenses, $2.0 million of costs related to integrating the Company’s information technology systems, $1.6 million of sales agent and lease contract termination expenses, $1.2 million of costs related to relocation of facilities, and $0.6 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

          Operating profit for the three month period ended September 30, 2004 increased 49 percent to $192.0 million from $128.5 million in the comparable 2003 period. Operating profit growth was driven by strong Zimmer standalone sales growth and improved gross profit margins, operating profit contributed by Centerpulse and effectively controlled operating expenses. These favorable items were partially offset by Centerpulse inventory step-up of $6.5 million, Centerpulse and Implex intangible amortization of $10.5 million and Centerpulse and Implex acquisition and integration expenses of $11.5 million.

          The effective tax rate on earnings before taxes decreased to 30.6 percent for the three month period ended September 30, 2004 from 33.5 percent for the same period in 2003. The decrease was primarily due to changes in the statutory mix of earnings. In connection with certain of the Company’s integration initiatives, a greater proportion of earnings are realized in lower tax jurisdictions. In addition, acquisition and integration expenses plus the inventory step-up charges were recognized primarily in higher tax jurisdictions.

          Net earnings increased 50 percent to $127.9 million for the three month period ended September 30, 2004 compared to $85.0 million in the same 2003 period. The increase was due to strong Zimmer standalone sales growth, earnings contributed by Centerpulse and leveraged operating expenses, partially offset by Centerpulse inventory step-up of $4.3 million (net of tax), Centerpulse and Implex intangible amortization of $7.8 million (net of tax) and Centerpulse and Implex acquisition and integration expenses of $7.6 million (net of tax). Basic and diluted earnings per share for the three month period ended September 30, 2004 both increased 21 percent to $0.52 from $0.43 in the comparable 2003 period.

Operating Profit by Segment

          Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and the Americas operations and logistics functions. For more information regarding the Company’s segments, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

          The following table sets forth operating profit as a percentage of sales by segment for the three month period ended September 30, 2004 and 2003:

Percent of net sales

	Three Months Ended September 30,
	2004	2003
Americas	51.0%	51.7%
Europe	30.8	26.5
Asia Pacific	40.4	42.0

          Operating profit for the Americas as a percentage of net sales decreased to 51.0 percent for the three month period ended September 30, 2004, as compared with 51.7 percent for the same period in 2003. The favorable effects of increased Zimmer standalone sales of higher margin products and increased Zimmer standalone average selling prices, along with leveraged operating expenses, favorably impacted the Americas operating profit margin. These improvements were offset primarily by increased distributor commissions associated with the restructuring of certain distributor contracts.

          Operating profit for Europe as a percentage of net sales increased to 30.8 percent for the three month period ended September 30, 2004 as compared with 26.5 percent for the same period in 2003. The Centerpulse acquisition, together with increased Zimmer standalone average selling prices and increased sales of higher margin products, contributed to the increase. In addition, Zimmer standalone experienced favorable product and country mix and leveraged growth in operating expenses.

          Operating profit for Asia Pacific as a percentage of net sales decreased to 40.4 percent for the three month period ended September 30, 2004 as compared with 42.0 percent for the same period in 2003. Asia Pacific operating profit margin decreased primarily due to decreased Zimmer standalone average selling prices and increased SG&A expenses. SG&A expenses increased due to increased incentives in Japan due to a restructuring of certain dealer contracts. The decrease in Zimmer standalone average selling prices for the three month period ended September 30, 2004 was a result of the 4.9 percent decrease in government reimbursement rates in Japan. These decreases were partially offset by favorable effects of the Centerpulse acquisition.

Nine Months Results of Operations

The following table presents the components of the percentage changes in net sales by geographic segment for the nine month period ended September 30, 2004 versus the nine month period ended September 30, 2003:

	Zimmer Standalone
			Foreign		Impact of
			Exchange		Centerpulse
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Net Change
Americas	16	5%	—%	21%	36%	57%
Europe	9	2	11	22	228	250
Asia Pacific	11	(3)	10	18	27	45
Consolidated	14	3	4	21	61	82

Net Sales

          Net sales for the nine month period ended September 30, 2004 increased 82 percent to $2,179.8 million from $1,199.4 million for the comparable 2003 period. Sales growth reflected the additional sales from the Centerpulse acquisition and continued strong demand for reconstructive implants. The 82 percent increase was comprised of a 61 percent increase due to the Centerpulse acquisition and a 21 percent increase in Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Favorable demographics, including an aging population and a continued shift to premium products, contributed to the favorable volume and mix growth. Higher average selling prices were realized in the Americas and Europe while pricing in Asia Pacific decreased. The weakening of the U.S. dollar versus the Euro and Japanese Yen during the nine month period ended September 30, 2004, compared to the nine month period ended September 30, 2003, was the main contributor to the favorable impact of foreign currency exchange rates on net sales.

          Net sales in the Americas increased 57 percent to $1,285.0 million in the nine month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 57 percent increase was comprised of a 36 percent increase due to the Centerpulse acquisition plus a 21 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 59 percent to $1,014.2 million, with 34 percent related to the Centerpulse acquisition and 25 percent due to increased Zimmer standalone sales. Knee sales increased 54 percent to $558.4 million, with 27 percent due to the Centerpulse acquisition and 27 percent related to increased Zimmer standalone sales. Knee sales growth was led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen LCCK Revision Knee and Prolong Crosslinked Polyethylene. The Natural-Knee System also made a strong contribution. Hip sales increased 46 percent to $371.6 million, with 23 percent due to increased Zimmer standalone sales and 23 percent due to the Centerpulse acquisition. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, which are often used in MIS Hip Replacement Procedures, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.

          Net sales in Europe grew 250 percent to $580.1 million in the nine month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants, partially offset by the impact of changes in the European distribution network and related inventory buy backs of knee products (accounted for as sales returns). The 250 percent increase was comprised of a 228 percent increase due to the Centerpulse acquisition and a 22 percent increase in Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Net sales of reconstructive implants increased 261 percent to $527.9 million, with 239 percent due to the Centerpulse acquisition and 22 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Knee sales increased 127 percent to $205.6 million, with 111 percent due to the Centerpulse acquisition and 16 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates, offset by the impact of changes in the European distribution network and related inventory buy backs (accounted for as sales returns). Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line, including the NexGen CR Knee, NexGen Trabecular Metal Tibial Components and the NexGen Rotating Hinge Knee. Hip sales increased 466 percent to $289.1 million, with 432 percent due to the Centerpulse acquisition and 34 percent due to increased Zimmer standalone sales, including 11 percent due to changes in foreign exchange rates. Hip sales were driven by strong sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups.

          Net sales in Asia Pacific increased 45 percent to $314.7 million in the nine month period ended September 30, 2004 compared to the same period in 2003. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 45 percent increase was comprised of a 27 percent increase due to the Centerpulse acquisition and an 18 percent increase in Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates. Asia Pacific sales for the nine month period ended September 30, 2004 were negatively impacted by the Japanese government’s bi-annual change in reimbursement rates, which decreased 4.9 percent effective April 1, 2004. The impact of reduced reimbursement rates was less significant on Zimmer due to Zimmer’s product mix. The next Japanese reimbursement rate change is not expected until April 1, 2006. Net sales of reconstructive implants increased 53 percent to $250.4 million, with 34 percent due to the Centerpulse acquisition and 19 percent due to increased Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates. Knee sales increased 32 percent to $103.4 million, with 17 percent due to increased Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates, and 15 percent due to the Centerpulse acquisition. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. The Natural-Knee System also made a strong contribution. Hip sales increased 60 percent to $132.4 million, with 41 percent due to the Centerpulse acquisition and 19 percent due to increased Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.

The following table presents the components of the percentage changes in net sales by product category for the nine month period ended September 30, 2004 versus the nine month period ended September 30, 2003:

	Zimmer Standalone
			Foreign		Impact of`
			Exchange		Centerpulse	Net
	Volume/Mix	Price	Impact	Subtotal	Acquisition	Change
Reconstructive implants	17%	3%	4%	24%	65%	89%
Trauma	4	3	3	10	11	21
Spine [1]	—	—	—	—	N/A	N/A
Orthopaedic surgical products	4	2	3	9	3	12
Consolidated	14	3	4	21	61	82

          Overall, worldwide reconstructive implant sales increased 89 percent to $1,792.5 million. The 89 percent increase was comprised of a 65 percent increase due to the Centerpulse acquisition and a 24 percent increase in Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Knee sales increased 63 percent to $867.4 million, with 39 percent due to the Centerpulse acquisition and 24 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee. In addition, the Innex Total Knee System exhibited strong growth. Hip sales increased 104 percent to $793.2 million, with 81 percent due to the Centerpulse acquisition and 23 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates. Hip sales were driven by continued conversion to porous stems, including VerSys Porous Stems, Trabecular Metal Acetabular Cups, and Longevity Highly Crosslinked Polyethylene Liners. The Alloclassic Hip System also had strong growth. Dental sales were $88.9 million, led by sales of biologicals, implants and surgical products. Trauma sales increased 21 percent to $128.9 million, with 11 percent due to the Centerpulse acquisition and 10 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates. Trauma sales were led by sales of the Zimmer Plates and Screws System, ITST Nails, TransFxTM External Fixation System

1 Spine is a new product category as a result of the Centerpulse acquisition.

and Sirus Femoral Nails. Spine sales were $99.6 million, with the Dynesys Dynamic Stabilization System exhibiting strong growth. Orthopaedic Surgical Product sales increased 12 percent to $158.8 million, with 9 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates, and 3 percent due to the Centerpulse acquisition. Orthopaedic surgical product sales were primarily driven by the continued growth of the OrthoPAT Autotransfusion System.

Gross Profit

          Gross profit as a percentage of net sales was 72.9 percent for the nine month period ended September 30, 2004 compared to 75.6 percent in the same 2003 period. Gross profit for the nine month period ended September 30, 2004 was reduced by $56.1 million, or 2.6 percent of net sales, as a result of an inventory step-up charge recognized in connection with the Centerpulse and Implex acquisitions. Sales and gross profit from Centerpulse also reduced reported gross margins as Centerpulse has a greater percentage of sales based in Europe, where gross margins are historically lower than the U.S. and Japan. Increased Zimmer standalone average selling prices in the Americas and Europe, the shift in mix to premium products and the ongoing efforts to reduce manufacturing costs through automation, in-sourcing and process improvements had positive impacts on gross profit.

Operating Expenses

          R&D as a percentage of net sales was 5.5 percent for the nine month period ended September 30, 2004 compared to 5.7 percent for the same 2003 period. R&D increased to $119.4 million from $68.5 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, spine, innovative materials such as Trabecular Metal Technology and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions.

          SG&A as a percentage of net sales were 40.4 percent in the nine month period ended September 30, 2004 compared to 37.6 percent for the same 2003 period. The increase from the comparable 2003 period is a result of the Centerpulse and Implex acquisitions. Centerpulse operated with higher SG&A expenses as a percentage of sales. In addition, amortization expense related to acquired Centerpulse and Implex intangible assets was $28.1 million, or 1.3% of sales, during the nine month period ended September 30, 2004.

          Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $67.0 million compared to $3.2 million for the same 2003 period and included $22.3 million of sales agent and lease contract termination expenses, $20.5 million of integration consulting expenses, $7.2 million of employee retention expenses, $5.7 million of professional fees, $4.2 million of personnel expenses and travel for full-time integration team members, $3.6 million of costs related to integrating the Company’s information technology systems, $2.0 million of costs related to relocation of facilities, and $1.5 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

          Operating profit for the nine month period ended September 30, 2004 increased 35 percent to $521.6 million from $385.2 million in the comparable 2003 period. Operating profit growth was driven by strong Zimmer standalone sales growth and improved gross profit margins, operating profit contributed by Centerpulse and effectively controlled operating expenses. These favorable items were partially offset by Centerpulse and Implex inventory step-up of $56.1 million, Centerpulse and Implex intangible amortization of $28.1 million and Centerpulse and Implex acquisition and integration expenses of $67.0 million.

          The effective tax rate on earnings before taxes decreased to 31.1 percent for the nine month period ended September 30, 2004 from 33.5 percent for the comparable period in 2003. The decrease was primarily due to changes in the statutory mix of earnings. In connection with certain of the Company’s integration initiatives, a greater proportion of earnings are realized in lower tax jurisdictions. In addition, acquisition and integration expenses plus the inventory step-up charges were recognized primarily in higher tax jurisdictions.

          Net earnings increased 11 percent to $341.8 million for the nine month period ended September 30, 2004 compared to $309.3 million in the same 2003 period. Net earnings for the nine month period ended September 30, 2003 included a one-time, non-cash cumulative effect of a change in accounting principle gain of $55.1 million (net of tax). Net earnings before the cumulative effect of the change in accounting principle increased 34 percent to $341.8 million versus $254.2 million for the comparable 2003 period, due to strong Zimmer standalone sales growth, earnings contributed by Centerpulse and leveraged operating expenses, partially offset by Centerpulse inventory step-up of $36.2 million (net of tax), Centerpulse and Implex intangible amortization of $19.1 million (net of tax) and Centerpulse and Implex acquisition and integration expenses of $43.2 million (net of tax). Basic and diluted earnings per share for the nine month period ended September 30, 2004 both decreased 11 percent to $1.40 and $1.38, respectively, from $1.58 and $1.55, respectively, in the comparable 2003 period. Basic and diluted earnings per share before cumulative effect of change in accounting principle both increased 8 percent to $1.40 and $1.38, respectively, from $1.30 and $1.28 in the comparable 2003 period.

Operating Profit by Segment

          The following table sets forth operating profit as a percentage of sales by segment for the nine month period ended September 30, 2004 and 2003:

Percent of net sales

	Nine Months Ended September 30,
	2004	2003
Americas	51.4%	51.6%
Europe	33.3	28.3
Asia Pacific	41.6	44.4

          Operating profit for the Americas as a percentage of net sales decreased to 51.4 percent for the nine month period ended September 30, 2004, as compared with 51.6 percent for the same period in 2003. The favorable effects of increased Zimmer standalone sales of premium products and increased Zimmer standalone average selling prices, along with leveraged operating expenses, favorably impacted the Americas operating profit margin. These improvements were offset primarily by increased distributor commissions due to the restructuring of certain distributor contracts.

          Operating profit for Europe as a percentage of net sales increased to 33.3 percent for the nine month period ended September 30, 2004 as compared with 28.3 percent for the same period in 2003. The Centerpulse acquisition, together with increased Zimmer standalone average selling prices and increased sales of premium products, contributed to the increase. In addition, Zimmer standalone experienced favorable product and country mix and leveraged growth in operating expenses.

          Operating profit for Asia Pacific as a percentage of net sales decreased to 41.6 percent for the nine month period ended September 30, 2004 as compared with 44.4 percent for the same period in 2003. Asia Pacific operating profit margin decreased primarily due to decreased Zimmer standalone average selling prices and increased incentives in Japan due to a restructuring of certain dealer contracts. The decrease in Zimmer standalone average selling prices for the three month period ended September 30, 2004 was a result of the 4.9 percent decrease in government reimbursement rates in Japan. The decreases were partially offset by the favorable effects of the Centerpulse acquisition.

Liquidity and Capital Resources

          Cash flows provided by operating activities were $604.3 million for the nine month period ended September 30, 2004 compared to $325.8 million for the nine month period ended September 30, 2003. The principal source of cash was net earnings of $341.8 million. Non-cash expenses for the period included depreciation and amortization expense of $134.6 million and Centerpulse inventory step-up of $56.1 million. Included in operating cash flow is approximately $95 million of payments related to the Centerpulse and Implex integration. In addition, during the third quarter of 2004 the Company initiated factoring of certain Centerpulse Italian receivables resulting in $24.5 million of cash proceeds. Working capital management contributed $71.8 million, net, of operating cash flow.

          Working capital continues to be a key management focus. At September 30, 2004, the Company had 63 days of sales outstanding in accounts receivable, unfavorable to the prior year by 5 days and a decrease of 2 days from June 30, 2004. Acquired Centerpulse businesses negatively impacted days of sales outstanding due to Centerpulse’s business mix which has a greater proportion of European sales with payment terms generally longer that those in the U.S. At September 30, 2004, the Company had 277 days of inventory on hand, unfavorable to the prior year by 4 days. The Company’s days of inventory on hand typically peaks at the end of the third quarter due to seasonally lower sales in the third quarter of each year and the build of inventory to accommodate anticipated fourth quarter sales levels. The Company anticipates days on hand to decrease to a level of 250 – 260 days by year end.

          Cash flows used in investing activities were $264.3 million in the nine month period ended September 30, 2004 compared to $125.8 million in the same period last year. Additions to instruments and other property, plant and equipment during the nine months ended September 30, 2004 were $166.3 million compared to $107.0 million in the same 2003 period. Increases were primarily due to expenditures to support the acquired Centerpulse businesses and to support sales growth, new product launches and MIS procedure growth. During the second quarter of 2004, the Company paid $18.2 of Centerpulse acquisition costs, including $14.2 million to complete the compulsory acquisition process of the remaining outstanding shares of Centerpulse and InCentive Capital and $4.0 million of direct acquisition costs. In addition, during the second quarter of 2004 the Company completed the acquisition of Implex for cash consideration of $103.7 and collected a $25.0 million note receivable.

          Cash flows used in financing activities were $372.0 million in the nine month period ended September 30, 2004 compared to $39.7 million in the same period last year. The Company repaid $425.1 million of debt during the nine months ended September 30, 2004 utilizing cash on hand, cash generated from operating activities and $58.7 million in cash proceeds received from the exercise of Company stock options.

          The Company has the following committed financing arrangements: (i) $400 million 364-day revolving credit facility maturing May 2005, (ii) $800 million three-year revolving credit facility maturing June 2006 and (iii) $550 million five-year term loan facility maturing June 2008, (collectively, the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at September 30, 2004, were approximately $1.1 billion.

          On May 24, 2004, the Company renewed its $400 million 364-day revolving credit facility and amended its five-year term loan facility to $550 million and reduced its pricing by 25 basis points.

          The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Senior Credit Facility as of September 30, 2004. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.

          The Company also has available uncommitted credit facilities totaling $50 million.

          The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company estimates total earn-out payments to be in a range from $120 to $160 million. Other current liabilities at September 30, 2004 include $56.8 million of earn-out payments that have been earned, but not paid. The Company expects to pay future contingent payments, if any, with cash flows from operations and borrowings available under its Senior Credit Facility.

          The Company had $45.3 million in cash and equivalents, $17.0 million in restricted cash and outstanding borrowings of $680.4 million as of September 30, 2004. The Company expects to pay off the remaining debt balance by June 30, 2006 with cash provided from operations absent any cash requirements for acquisitions. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating.

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

          In May 2004, the FASB issued FSP 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which is effective for the first interim or annual period beginning after June 15, 2004. The Company does not expect to be eligible for the federal subsidy available pursuant to the Medicare Prescription Drug Improvement and Modernization Act of 2003; therefore, this staff position did not have a material impact on the Company’s results of operations, financial position or cash flow.

          On March 31, 2004, the FASB issued its Exposure Draft, “Share-Based Payment” (the “Exposure Draft”), which is a proposed amendment to SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The Exposure Draft would require all share-based payments to employees, including stock options, to be expensed in the income statement based on their fair values. Currently, the Company applies APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related Interpretations to its stock-based compensation plans which results in no compensation expense being recognized for stock option grants with exercise prices equal to the market value of the underlying common stock on the date of grant. The Company disclosed in Note 2 to the interim consolidated financial statements in this Form 10-Q the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. However, the fair value recognition provisions of the Exposure Draft differ in some regards from the fair value recognition provisions of SFAS 123. The FASB is expected to issue a final standard in late 2004 that would be effective for fiscal periods beginning after June 15, 2005.

Critical Accounting Estimates

          The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the three or nine month periods ended September 30, 2004 to the application of critical accounting estimates as described in the Company’s 2003 annual report on Form 10-K.

Forward Looking Statements

          This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,”

“target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, the ability to successfully integrate acquired companies including Centerpulse AG and Implex Corp., the outcome of the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

          The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1. Legal Proceedings

          Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 5. Other Information

          During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent auditors, to perform non-audit services related to U.S. and international tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

          The following documents are filed as exhibits to this report:

10.1	Change in Control Severance Agreement with Jon E. Kramer, executed on September 30, 2004

10.2	Change in Control Severance Agreement with Richard Fritschi, executed on September 30, 2004

10.3	Employment Contract with Richard Fritschi, executed on September 30, 2004

10.4	Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with Richard Fritschi, executed on September 30, 2004

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: November 8, 2004	By: /s/ Sam R. Leno
Sam R. Leno Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: November 8, 2004	By: /s/ James T. Crines James T. Crines Senior Vice President, Finance/Controller
and Information Technology