Form 10-K
period 2004-12-31
ZIMMER HOLDINGS INC
filed 2005-03-14
CIK 1136869

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For year ended December 31, 2004
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑         No ☐
The aggregate market value of shares held by non-affiliates was $21,590,347,993 (based on closing price of these shares on the New York Stock Exchange on June 30, 2004, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 18, 2005, 246,690,710 shares of the registrant’s $.01 par value common stock were outstanding.
Documents Incorporated by Reference

Document	Form 10-K

Proxy Statement with respect to the 2005 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

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

Table of Contents	Page

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Part I

ITEM 1.	Business

GENERAL

     Zimmer Holdings, Inc., a Delaware corporation, is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products. The Company is headquartered in Warsaw, Indiana. Unless the context requires otherwise, the terms “Zimmer” and “Company” refer to Zimmer Holdings, Inc. and all of its subsidiaries.
     In October 2003, the Company finalized its acquisition of Centerpulse AG (“Centerpulse”), a Switzerland-based orthopaedics company and the leader in the European reconstructive market. In addition to providing the Company with a leading position in the European orthopaedic reconstructive implant market, the Centerpulse acquisition provided the Company with a platform in the faster growing spine and dental implant markets. As discussed in detail in this report, the Centerpulse acquisition had a significant impact on the Company’s financial results in 2004.
     On April 23, 2004, the Company acquired Implex Corp. (“Implex”), a New Jersey based company, pursuant to an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”). The Implex acquisition was a culmination of a distribution and strategic alliance agreement, under which the Company and Implex had been operating since 2000, relating to the commercialization of reconstructive implant and trauma products incorporating Trabecular Metal™ Technology. Subsequent to the acquisition, the Company changed the name of Implex to Zimmer Trabecular Metal Technology, Inc.
     Throughout 2004 and entering 2005, a key focus of the Company has been, and will continue to be, the successful integration of the Centerpulse and Implex businesses. In 2004, the Company performed ahead of schedule under its comprehensive integration plan. As of the conclusion of 2004, the Company accomplished more than 2,000 of the total planned 3,364 integration milestones for the Centerpulse acquisition and the Company raised the estimated, sustainable integration cost synergies for this transaction to slightly over $100 million annually, an increase from the original estimates of $70 to $90 million. The Company also expects cash on hand to be in excess of total outstanding debt incurred from the Centerpulse and Implex acquisitions by June 30, 2006, absent any cash requirements for acquisitions.
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
     The Company has operations in more than 24 countries and markets products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. The Company manages its operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Information about geographic segments can be found in Note 14 to the Consolidated Financial Statements, which are included herein under Item 8.
     The Company markets and sells product through three principal channels: 1) direct to health care institutions, such as hospitals, which is referred to as a direct channel account, 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers, and 3) directly to dental practices and dental laboratories. Through the direct channel accounts, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. With the sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Products are marketed and sold to all types of Company customers via both direct channel accounts and stocking distributors and healthcare dealers. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 10 percent of the Company’s net revenues for 2004.
     The Company carries inventory in warehouse facilities and retains title to consigned inventory in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels. The Company also carries trade accounts receivable balances based on credit terms that are generally consistent with local market practices.
     The Company utilizes a network of sales associates, sales managers and support personnel, most of who are employed by independent distributors and sales agencies. The Company

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

invests a significant amount of time and expense in providing training in such areas as product features and benefits, how to use specific products and how to best inform surgeons of such features and uses. Sales force representatives rely heavily on strong technical selling skills, medical education and the ability to provide staff technical support for surgeons.
     In response to the different healthcare systems throughout the world, the Company’s sales and marketing strategies and organizational structures differ by region. The Company utilizes a global approach to sales force training, marketing and medical education into each locality to provide consistent, high quality service. Additionally, the Company keeps current with key surgical developments and other issues related to musculoskeletal surgeons and the medical procedures they perform, in part through sponsorship of medical education events. In 2004, the Company sponsored more than 250 medical education events and meetings with and among musculoskeletal surgeons around the world.
     Americas. The Americas is the largest geographic segment, accounting for $1,741.3 million, or 58.4 percent, of 2004 net sales, with the United States accounting for $1,665 million of sales in this region. The United States sales force consists of independent sales agents, together with sales associates, sales managers and sales support personnel, the majority of which sell Company products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.
     In this region, the Company has also concentrated on negotiating contracts with purchasing organizations or buying groups and managed care accounts and has increased unit growth by linking the level of discount received to volume of purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. For these buying groups and managed care accounts, the Company tracks sales volume by contract and as contractual volume thresholds are achieved, the higher discounts are applied at an item level on customer invoices. Under these buying contracts, the Company is generally designated as one of several identified preferred purchasing sources for the members of the buying group for specified products, although the members are not obligated to purchase the Company’s products.
     A majority of hospitals in the United States belong to at least one group purchasing organization. In 2004, individual hospital orders purchased through contractual arrangements with such purchasing organizations or buying groups accounted for approximately 45 percent of the Company’s net sales in the United States. Contractual sales were highest through Novation, LLC (“Novation”), Premier Purchasing Partners, L.P. (“Premier”), and Health Trust Purchasing Group, representing 21.9 percent, 15.0 percent and 6.3 percent, respectively, of net sales in the United States. No individual end-user, however, accounted for over 1 percent of the Company’s net sales, and the top ten end-users accounted for approximately 3.5 percent of the Company’s aggregate net sales in the United States.
     These buying contracts generally have a term of three years with extensions as warranted. The Company’s current arrangements with Premier, Novation and Health Trust Purchasing Group have all been renegotiated and updated in the past 12 months.
     In the Americas, the Company maintains an extensive monitoring and incentive system ranking sales agents across a range of performance metrics. The Company evaluates and rewards sales agents based on achieving certain sales targets and on maintaining efficient levels of working capital. The Company sets expectations for efficient management of inventory and provides sales agents a motivation to aid in the collection of receivables.
     Europe. The European geographic segment accounted for $808.3 million, or 27.1 percent, of 2004 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for more than 82 percent of net sales in the region. In addition, the Company also operates in other key markets such as the Benelux, Austria, Nordic, and Central and Eastern Europe. The Company’s sales force in this region is comprised of independent distributors, commissioned agents, direct sales associates and sales support personnel. During 2004, the Company converted its distribution model in France, Italy, Switzerland and Austria from third-party distributors to direct sales. As expected following the acquisition of Centerpulse, in 2004 the Company substantially increased its presence in the European orthopaedic reconstructive implant market. In marketing its orthopaedic implant portfolio in Europe, the Company has continued to emphasize the advantages of clinically proven, established designs.
     Asia Pacific. The Asia Pacific geographic segment accounted for $431.3 million, or 14.5 percent of 2004 net sales, with Japan being the largest market within this segment, accounting for 65 percent of the sales in this region. In addition, the Company operates in key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand and Singapore. In Japan and most countries in the Asia Pacific region, the Company maintains a network of dealers who act principally as order agents on behalf of hospitals in the region, together with sales associates who build and maintain strong relationships with musculoskeletal surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of the Company’s sales associates play a critical role in providing service, product information and support to surgeons who continue to enhance their knowledge and skills to improve the quality of surgical outcomes. The Company has strengthened, and intends to continue to support the clinical needs of surgeons in the region primarily through sponsorship of medical education and training programs relating to orthopaedic surgery. The key marketing and educational activities in the region center on minimally invasive surgical procedures and technologies, increased range of motion and improved patient outcomes.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

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
     In 2004, the Company continued its efforts to maximize the potential patient benefits of applying minimally invasive surgical techniques to orthopaedic surgery, which the Company refers to as Minimally Invasive Solutions™ (MIS™) Procedures and Technologies. The Zimmer Institute, with its main facility located at the Company’s global headquarters, has been used, in addition to 17 satellite centers and wet lab locations, to facilitate the training of over 2,200 surgeons, sales associates, and other medical professionals on several innovative MIS Procedures. The Company expects another 1,800 surgeons to be trained through The Zimmer Institute and its satellite locations during 2005.
     The Company is working with several global medical centers to evaluate and refine advanced minimally invasive knee and hip replacement procedures. In February 2004, the Company announced that it is working with Johns Hopkins University School of Medicine to advance education in MIS Technologies. The Company also announced a similar relationship with a group of surgeons affiliated with the University of British Columbia in Vancouver, Canada, as well as relationships with the University of Nebraska Medical Center, Ohio Orthopaedic Surgery Institute, Alabama Orthopaedic Institute, and Tucson Orthopaedic Institute. The Company has plans to continue to affiliate with additional North American and international institutions to provide surgeon education at the Zimmer Institute and its satellite locations. The principal goals of these MIS Technology efforts are to reduce the hardships of having a total joint replacement, such as the time a patient must spend in rehabilitation, pain reduction and lost time from work. The Company is continuing its work to develop navigation systems, through the use of image-guided surgical technology, to aid surgeons in learning procedures and gaining confidence in the placement of instrumentation and implants where navigation is difficult due to the small incisions necessary in effectuating MIS Procedures. The Company is focused both on further commercializing existing MIS Technique approaches and investigating new ways to apply MIS Technology principles to additional procedures and products. The Company’s financial investment in the MIS Technology program in 2004 was more than $30 million, excluding instruments.

Knee Implants
     Total knee surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articulating surface (placed on the tibial tray). Knee replacement surgeries include first-time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining (“CR”) designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized (“PS”) designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side or compartment of the knee with a unicompartmental knee prosthesis. The Company offers a wide range of products for specialized knee procedures, including, among others, the following brands:
          Prolong™ Highly Crosslinked Polyethylene Articular Surfaces. The Prolong Polyethylene is a bearing surface material for total knee replacement. It is believed to be the only articulating surface product with the ability to claim “resistance to delamination”.
          NexGen® Complete Knee Solution. The NexGen Knee product line is a comprehensive system for knee replacement surgery which has had significant application in PS, CR and revision procedures. The NexGen Knee System

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

offers joint stability and sizing that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen Knee System provides surgeons with complete and versatile knee instrument options, including MIS Quad-Sparing™ and MIS Mini-Incision Instruments, milling and multiple traditional saw blade cutting instrument systems. The breadth and versatility of the NexGen Knee System allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies. The ongoing use of Trabecular Metal Monoblock Tibial Components in both CR and PS philosophies enhances the Company’s strategy to add new innovative technologies to this brand. Trabecular Metal Materials provide a dramatically higher level of porosity and surface friction than existing alternatives, are similar in stiffness to natural bone and are believed to be a major advancement in orthopaedic materials.
          The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities have been augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee (the “LPS-Flex Knee”), a high-flexion implant that has the potential to safely accommodate knee flexion up to a 155-degree range of motion in some patients when implanted using a specialized surgical technique. The NexGen LPS-Flex Fixed Prolong Articular Surfaces and Femoral Implants were released in December 2004.
          The NexGen CR product line is designed to be used in conjunction with a functioning posterior cruciate ligament. The NexGen CR-Flex Fixed Bearing Knee was added to the product line in 2003 and is designed with components to provide a greater range of motion for patients who require deep bending in their daily activities. The NexGen CR-Flex Femoral Components allow the surgeon to adjust component sizing without removing additional bone.
          The NexGen Revision Knee product line consists of several different products that are designed to provide clinical solutions to surgeons for various revision situations. In 2004, the Company commercialized a new bone augmentation implant system made from Trabecular Metal Technology material. These new augments are designed to address significant bone loss in revision surgery.
          The Natural-Knee® System. The Natural-Knee Prosthesis System consists of a complete range of interchangeable, anatomically designed implants which include several innovative features the Company believes cannot be found in other current systems, including a proprietary Cancellous-Structured Titanium™ (CSTi™) Porous Coating option for stable fixation in active patients. The original Natural-Knee System will be celebrating its 20th anniversary of clinical use in 2005. New Natural-Knee II MIS Instrumentation was launched in December 2004. These instruments are designed to accommodate a smaller incision during the knee procedure.
          The Innex™ Total Knee System. The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering, the availability of differing levels of articular constraint and the Innex Revision Knee components provide for a comprehensive mobile and fixed bearing knee system. The Innex Knee System is currently distributed in Europe and Asia Pacific, but is not available for commercial distribution in the United States.
          Unicompartmental Knee Systems. The M/G®, Natural-Knee II and Allegretto™ Unicompartmental Knee Systems apply the same flexibility and quality of the Company’s other knee implant products to unicompartmental, or single compartment disease. These systems offer the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes.
          The Zimmer® Unicompartmental Knee System was commercialized in 2004 offering a high flexion design to unicompartmental knee surgery. The high flexion design is a patient lifestyle attribute and this product was designed specifically for less invasive surgeries and strengthens the Company’s offering in MIS Procedures and Technologies.
          The Company has further established itself in the use of minimally invasive knee surgery with the development of minimally invasive instruments for the M/G Unicompartmental Knee System. MIS Mini-Incision Total Knee Procedures and MIS Quad-Sparing Total Knee Procedures have allowed the Company to build upon its industry position by offering surgeons the benefits of MIS Surgery for their total knee procedures. The MIS Mini-Incision Total Knee Instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues. The MIS Quad-Sparing Total Knee Procedure features advanced instrument concepts which allow surgeons to perform the total knee arthroplasty through a 7-10 cm incision without cutting the patient’s muscles or tendons. Navigation system capability (similar to an automotive Ground Positioning System (GPS)) was added by the Company in December 2004 as a tool to aid in the placement of the implants during surgery.

Hip Implants
     Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first time, or primary, joint replacement as well as revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure. Historically, most hip implant procedures have involved the use of bone cement to attach the prosthetic components to the surrounding bone. Today, most of the components used in total hip replacement procedures are porous, which means they do not require bone cement because bone can actually grow into, and onto, the implant surface.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     The Company’s portfolio of MIS Techniques includes the MIS 2-Incision™ Hip Replacement Procedure, the Mini-Incision Posterior Procedure, the Mini-Incision Anterior Procedure, and the MIS Anterolateral Single Incision Technique launched in December 2004. The new anterolateral procedure has the potential to offer similar patient outcomes as the MIS 2-Incision Procedure. Standard implants are used in all MIS Procedures. The incision for a traditional open hip primary replacement may be 12 inches long. Other less invasive approaches, such as a “mini” incision for hips, have been in existence for approximately six years. In January 2004, the first computer image-guided MIS 2-Incision Hip Replacement Procedure live surgery was performed utilizing new technology and instrumentation co-developed by the Company and its MIS Technologies computer navigation partner, Medtronic, Inc. In January 2004, the United States Patent and Trademark Office granted the Company a patent specific to the Company’s MIS 2-Incision Hip Replacement Procedure, and such patent includes 17 approved claims related to the procedure.
     The Company’s key hip replacement products include, among others:
          VerSys® Hip System. The VerSys Hip System, a Zimmer flagship brand, is supported by a common instrumentation set and is an integrated family of hip products that offers surgeons design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys Stems.
          Zimmer® M/L Taper Prosthesis. The M/L Taper Prosthesis was launched in early 2004 and in a short period of time has become a key product in the Company’s portfolio. The prosthesis offers a dual wedge and proximally coated design that was based on long term clinically proven concepts. The M/L Taper has become widely used in the Company’s MIS Procedures due to its overall design and ease of use. Specific instruments have been developed to facilitate the insertion of the M/L Taper through the MIS Anterolateral Technique.
          Alloclassic® (Zweymueller®) Hip System. The Alloclassic (Zweymueller) Hip System has become the most used, primary, cementless hip in the world. This is one of the few stems available today that is practically unchanged since its introduction in 1979. In 2004, the Company celebrated the 25th anniversary of the Alloclassic Stem with a symposium in Vienna, Austria. A new offset design was added in 2004 and offers the surgeon increased capability to restore the patient’s anatomical joint movement.
          CLS® Spotorno™ Hip System. The CLS Spotorno Stem is one of the Company’s largest selling hip prostheses, especially in the European markets. Since the first implantation in 1984, more than 380,000 stems have been implanted. Additions to the product line in 2004 provide the capability for restoration of the physiological center of rotation. The Company believes that more than 20 years of experience and excellent clinical results, confirmed by the 2004 Swedish Hip Registry with a 100 percent survivorship after 11 years, makes the CLS Spotorno Stem one of the most successful uncemented hip prostheses on the market.
          ZMR® and Revitan® Revision Hip Systems. The ZMR Revision Hip System, introduced to address the porous modular revision market, and the Revitan Revision Hip System, provide the versatility to accommodate varying fixation and sizing needs. These systems offer straight as well as bowed stems, and cylindrical and spout proximal bodies.
          Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is a prominent acetabular cup system. The Trilogy Family of products offers patients and surgeons innovative options and versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liner, is designed to address the issue of wear in total hip arthroplasty. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. The Company has augmented and continues to augment its offerings of porous reconstructive hip implants through the introduction of Trabecular Metal Technology. The Company fully launched the Trabecular Metal Modular Primary Acetabular Shell in 2004. This particular product incorporates design features from the Trilogy family of Acetabular shells augmented with the advanced fixation surface of Trabecular Metal material. In addition to the Trabecular Metal primary system, the Company also offers a Trabecular Metal Revision Acetabular Shell for advanced fixation in acetabulae with insufficient bone.
          Alternative Bearing Technology. The Company has a broad portfolio of alternative bearing technologies which include Longevity and Durasul® Highly Crosslinked Polyethylene, Metasul® Metal-on-Metal Tribological Solution and Cerasul® and Trilogy AB® Ceramic-on-Ceramic Tribological Solutions. Alternative bearings help to minimize wear over time, potentially increasing the longevity of the implant. The Company submitted a pre-market approval application to the United States Food and Drug Administration (“FDA”) in December 2004 and expects to launch the Trilogy AB System with ceramic-on-ceramic and metal-on-metal bearing surfaces later in 2005.
          Durom™ Hip Resurfacing System. This product is particularly suited to younger patients since it preserves the patient’s healthy bone stock. A primary objective of this system is to allow the patient to return to an active lifestyle. The Durom System uses the highly wear resistant Metasul Metal-on-Metal Technology as the bearing surface for the implant design. Since 1988, Metasul Technology has been used successfully for total hip replacement. Today’s metal-on-metal technology is the result of over one and a half decades of development, research and clinical evaluation. This has formed the foundation for the latest development – the

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Durom Hip Resurfacing System. The option of the large diameter heads, which was introduced in 2004, offers the advantage of a low-wear solution while providing greater joint stability and high range of motion in combination with the wide range of cemented and uncemented femoral implants. This product is not available for commercial distribution in the United States.

Elbow and Shoulder Implants
     Coonrad/ Morrey Total Elbow. The Coonrad/ Morrey Total Elbow product line is a family of elbow replacement implant products which have helped the Company establish itself in the global elbow implant market.
          Bigliani/ Flatow® Complete Shoulder Solution. The Bigliani/ Flatow product line gives the Company a significant presence in the global shoulder implant market. The system is designed to treat arthritic conditions and fractures as well as to enhance the outcome of primary or revision surgery. New Bigliani/ Flatow Shoulder Instrumentation for fracture treatment was released in February 2004.
          Anatomical Shoulder™ System. The Anatomical Shoulder system can be tailored to each patient’s individual anatomy. In March 2004, the functionality was increased by adding modular rasp instrumentation. This provides the surgeon more versatility in orienting the head of the humerus for optimal clinical results.

Dental Products
     The Company’s Dental Division manufactures and distributes (i) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; (ii) dental restorative products – aimed at providing a more natural restoration to mimic the original teeth; and (iii) dental regenerative products – for bone grafting applications. Zimmer Dental also develops and offers a variety of educational material and courses to support the clinician in his or her practice. In 2004, Zimmer Dental relocated its manufacturing operations to Carlsbad, California, and began construction of a state-of-the-art training facility designed to provide various educational opportunities for its global customers.

Dental Reconstructive Implants
     The Company’s dental reconstructive implant products and surgical and restorative techniques include, among others:
          Tapered Screw-Vent® Implant System. The Company’s largest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent System, with its two-stage design, was developed and designed to minimize valuable chair time for restorations even in the most challenging locations. Featuring a patented internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent Product is a technologically advanced dental implant offering features which allow the clinician to meet the needs of patients even in the most demanding circumstances.
          AdVent® Implant System. Utilizing many features of the Tapered Screw-Vent System, the AdVent Product is a transgingival, one stage design that utilizes the same surgical system as the Tapered Screw-Vent System, allowing the clinician to use both design concepts without incurring the added cost of a second surgical system.
          Tapered SwissPlus® Implant System. Designed to meet the needs of clinicians who prefer a transgingival, one stage, dental implant design, the Tapered SwissPlus System incorporates innovative multiple lead threads for faster insertion time, and a tapered body to allow it to be placed in tight interdental spaces. The Tapered SwissPlus System also incorporates a unique internal connection.

Dental Restorative Products
     In 2004, the Company continued development efforts concerning products for the aesthetic restorative market aimed at providing a more natural restoration. The following are the primary restorative dental products of the Company:
          Atlantis™1 Abutment. The Atlantis Abutment System is marketed by the Company through an agreement with Atlantis Components, Inc. This product allows for a custom made restoration improving aesthetic results in dental implant procedures.
          PureForm™ Ceramic System. Utilizing patented designs, the PureForm System is a ceramic system which allows clinicians to provide to their patients a more natural looking restoration. This easy-to-use concept provides the clinician a product to custom fabricate and color the crown to each patient’s individual needs.

Dental Regenerative Products
     The Company markets the following product lines for use in regenerative techniques in oral surgery:
          Puros® Allograft. The Puros Material is an allograft bone grafting material which utilizes the Tutoplast®2 Tissue Processing Technique that provides exceptional bone grafting material for use in oral surgery. The Puros Allograft material is recognized as an excellent bone grafting material by clinicians throughout the world.
          Biomend®3 and Biomend® Extend Absorbable Collagen Membrane Products. Periodontal and oral surgery often require the use of a membrane to cover the surgical site. The Biomend Family of collagen based membranes offer the surgeon excellent handling characteristics while typically reducing the patient’s surgery to one visit.

1 Trademark of Atlantis Components, Inc.
2 Registered Trademark of Tutogen Medical, Inc.
3 Registered Trademark of Integra LifeSciences Corporation.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Spine Implants
     The primary focus of the Company’s Spine division in 2004 was the establishment of an increased presence in the spinal market. Zimmer Spine has created a new global infrastructure that will further focus on introducing products internationally and it implemented a new U.S. sales distribution system in 2004. Zimmer Spine is planning to launch key product offerings in 2005 and initiate or continue a variety of research and development projects. The Company’s spine product offerings include, among others:
          Dynesys®4 Dynamic Stabilization System. The Dynesys Dynamic Stabilization System uses flexible materials to stabilize the affected lower spine while preserving the natural anatomy of the spine. The Dynesys System is indicated as an adjunct to fusion.
          NeuGraft®5 Strip Bone Graft Mix. The NeuGraft Strip Bone Graft Matrix is a mixture of purified fibrillar collagen (PFC) and hydroxyapatite/ tricalcium phosphate ceramic (HA/TCP). The NeuGraft Strip, when coated with autogenous bone marrow, is indicated for use in bony voids or gaps that are not intrinsic to the stability of the bony structure. Current distribution rights from NeuColl, Inc. allow the Company to market this product in the United States.
          Trinica® Select Anterior Cervical Plate System. The Trinica Select Anterior Cervical Plate System and All-Through-One instrumentation is designed to simplify the surgical procedure while requiring less retraction and reducing the risk of soft-tissue damage. The Trinica Select Self-Drilling Screws seek to provide the surgeon with the option to reduce the amount of instruments, thereby potentially reducing the amount of retraction and surgical time to implant the Trinica Select Plate.
          Trabecular Metal Technology. Trabecular Metal Technology has a wide range of spinal applications. In the United States, Trabecular Metal Materials are cleared for both Thoracolumbar and Vertebral Body Replacement procedures as well as bone void fillers.
          Puros Allograft Products. The Company continues to sell traditional and specialty Puros Allograft bone products through its exclusive U.S. distribution agreement with Tutogen Medical, GmbH. Puros Products consist of traditional and specialty grafts which are donated human tissues, preserved with Tutogen’s patented Tutoplast Process of tissue preservation and viral inactivation. The Tutoplast Process is a proprietary tissue processing system designed to significantly reduce the amount of cells, bone marrow and lipid components from processed allograft bone and connective tissue while preserving the extra-cellular matrix (collagen and mineral components).
Trauma
     Trauma products include devices used primarily to stabilize damaged bone and tissue to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, rods, wires and pins. In addition, external fixation devices may be used to stabilize fractures or correct deformities by applying them externally to the limb. The Company offers a comprehensive line of cost-effective quality products, including, among others:
          M/DN® Intramedullary Fixation, ITST™ Intertrochanteric/ Subtrochanteric Fixation System, and Sirus® Nail System. The M/DN, ITST, and Sirus Intramedullary Nailing Systems are utilized for the internal fixation of long bone fractures. Both stainless steel and titanium are used to accommodate various market philosophies.
          Zimmer® Periarticular Plating System. The periarticular plating system, used to stabilize fractures near joints, includes recently released locking plates, which are pre-contoured to closely follow the shape of the bone and create a fit that requires little or no additional bending.
          Zimmer® Plates and Screws. The Zimmer Plates and Screws System is a comprehensive system of stainless steel plates, screws and instruments for internal fracture fixation. Because this system is compatible with major competitive systems, it affords surgeons added flexibility and value.
          Wristore™6 Distal Radius Fracture Fixator. In early 2003, the Company acquired the design of this new all polymer external fixator for special application to more common wrist fractures. The Wristore Fixator was launched in late 2004 in a sterile pack that provides all of the necessary instruments and device components in one convenient package.
          TransFx™ External Fixation System. In December 2004, the Company completed the integration of the TransFx External Fixation System product line that was acquired from Immedica, Inc. in 2003. The innovative design of the TransFx Product Line provides excellent fracture reduction and stability while contributing to efficient inventory management within the hospital. The TransFx System is comprehensive with a broad range of sizes capable of treating most any fracture where external fixation is utilized.
Orthopaedic Surgical Products
     The Company manufactures and markets non-implant surgical products, including tourniquets, blood management systems, wound debridement products, traction devices and

[4]	The Dynesys Dynamic Stabilization Spinal System is cleared in the United States for use as an adjunct to fusion. The Dynesys Dynamic Stabilization Spinal System is also currently in an investigational device study for a non-fusion application and is limited by U.S. federal law to investigational use only.
5 Registered Trademark of NeuColl, Inc.
6 Trademark of Millenium Medical Technologies, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

orthopaedic softgoods. The Company develops and markets surgical products to support its reconstructive, trauma, spinal and dental product systems in the operating room environment with a focus on blood, surgical wound management, pain management and patient management products.
     The Company’s orthopaedic surgical products include, among others:
          A.T.S.® Tourniquet Systems. The A.T.S. Product Line represents a complete family of tourniquet machines and cuffs. The family of three machines is designed to meet the demands of a wide variety of health care facilities and clinical applications. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for adult limbs of virtually every size and shape.
          OrthoPAT®7 Orthopedic Perioperative Autotransfusion System. This autotransfusion system, which includes patented disposable components, has been specifically designed to collect, wash and prepare a patient’s own blood for re-infusion during and following an orthopaedic surgical procedure. The Company markets OrthoPAT Autotransfusion Systems through an exclusive distribution arrangement in the United States.
          Zimmer® Blood Reinfusion System (ZBRS). This new addition to the Company’s portfolio of blood management products salvages, filters and then reinfuses the patient’s own blood following surgery.
          Pulsavac® Plus and Pulsavac Plus LP Wound Debridement Systems. These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. Both Pulsavac systems are completely disposable to reduce the risk of cross contamination.
          Palacos®8 Bone Cements. Recently, the Company executed a distribution agreement with Heraeus Kulzer GmbH, giving Zimmer the U.S. distribution rights to a variety of Heraeus Kulzer bone cement brands. Included in these brands are Palacos R and Palacos R G Bone Cements. Palacos R G Product is a bone cement with the antibiotic gentamicin pre-mixed in the formulation which is used by the orthopaedic surgeon to reduce the risk of postoperative infection. The multi-year agreement is for nonexclusive distribution rights in 2005, and Zimmer will assume exclusive U.S. distribution rights in 2006. Zimmer expects to launch the Palacos Bone Cements in the first half of 2005.
          Zimmer® Ambulatory Pump. In 2004, the Company executed a supply agreement with Baxter Healthcare Corporation, which allows Zimmer to incorporate Baxter’s MULTIRATE INFUSOR9 Elastomeric Mechanical Device in a kit10 that will be used for post-surgical pain management. Zimmer expects to launch this product in the United States in the first half of 2005.
Sports Medicine
     The Company markets a limited product line in the area of sports medicine which is focused on products for the fixation and repair of soft tissues, including:
          Sysorb® Bioresorbable Interference Screw System. The unique design of the Sysorb Bioresorbable Interference Screws and associated instrumentation accommodate the use of an amorphous polymer. The benefits of an amorphous polymer are that it has an excellent biocompatibility and degrades completely within approximately one year. It maintains a strong fixation during the entire healing process. The patented turbine-like drive of the Sysorb Screw distributes the torque equally over the whole screw length during its insertion, which helps to prevent screw failure during screw placement.
          In addition, various projects are underway at the Company to address the repair of cartilage as an early stage treatment.
PRODUCT DEVELOPMENT

     The Company has extensive research and development activities underway to introduce new surgical techniques, materials, biologics and product designs intended to advance the field of orthopaedics. The product development function works closely with the strategic brand marketing function to understand and respond quickly to our customers’ needs on a global basis, and with the research function to incorporate new technologies in our product pipeline. The rapid commercialization of innovative new materials, biologics products, implant and instrument designs, and surgical techniques remains one of the Company’s core strategies and continues to be an important driver of sales growth.
     Key new products, surgical techniques and instruments introduced or developed by the Company in 2004 include, among others:

•	MIS Implants, Surgical Techniques and Instrumentation for knee, hip and trauma:

•	MIS THA Instruments and Techniques: MIS Mini-Incision and MIS 2-Incision Instrument Enhancements, as well as launch of new Single Anterolateral Incision Technique and Instruments
•	MIS TKA Instruments and Techniques: General releases for MIS Quad-Sparing Technique and Instruments and MIS Mini-Incision (Intramedullary and 4-in-1) Technique and Instruments for NexGen Knee System, as well as MIS Mini-Incision Technique and Instruments for the Natural-Knee II System
•	MIS TKA Implants: NexGen Mini Keel Tibial Plate Implants and Instruments (outside U.S. only until FDA clearance)

7 Trademark of Haemonetics Corporation
8 Registered Trademark of Heraeus Kulzer GmbH.
9 MULTIRATE and INFUSOR are Trademarks of Baxter International Inc.
10 Not yet available for commercial distribution.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

•	Zimmer Unicompartmental Knee (Fixed Bearing) – Implant and MIS Instrumentation Systems
•	Zimmer® Computer Assisted Solutions: Imageless NexGen Open Knee developed in conjunction with partner, Medtronic, Inc.; in addition to the applications released in 2003, the MIS 2-Incision Hip software and instrumentation have been improved

•	New Materials:

•	Trabecular Metal Augments for the knee, including traditional augment blocks and tibial cones for revision surgery with substantial bone loss
•	NexGen LPS-Flex Prolong Highly Crosslinked Polyethylene and Molded Polyethylene Tibial Articular Surfaces (Fixed Bearing)

•	New Implant Systems:

•	Natural Knee II Patello-Femoral Joint
•	Wristore External Fixator – New external fixation system for the wrist; sold in a sterilized kit
•	Zimmer Periarticular Locking Plates, starting with Distal Lateral Volar Plates for the wrist and a limited release to developers on the Distal Femoral Plates. Plates for other anatomical sites will be released throughout 2005.
•	Elogenics Finger (Europe only)
•	Anatomic Hip Stem
•	Constrained Acetabular Cup Liners for the Converge® Porous Acetabular Cup System

•	Expansions to existing systems:

•	NexGen CR-Flex Knee
•	NexGen LPS-Flex Trabecular Metal Monoblock Tibial
•	VerSys Revision Stems
•	TransFx External Fixation System
•	Variall™ Cups Line Extension
•	AllegrettoTM Unicompartmental Knee
•	Sirus Nail System
•	CLS Hip Stems
•	NexGen Rotating Hinge Knee
•	NexGen LPS-Flex Knee
•	M/DN Intramedullary Fixation System
     These and other new products introduced in the last 3 years accounted for approximately 18 percent of 2004 total sales, consistent with the Company’s new products sales goal of 15 to 20 percent of total sales on an annual basis.
     The Company is actively broadening its product offerings in each of the product areas and exploring new technologies that have applications in multiple areas. For the years ended December 31, 2004, 2003 and 2002, the Company spent $166.7 million, $105.8 million, and $80.7 million, respectively, on research and development. The substantial increases in research and development expenditures have accelerated the output of new orthopaedic and dental reconstructive implants, spine and trauma products, including advanced new materials, product designs and surgical techniques. The Company’s primary research and development facility is located in Warsaw, Indiana, but the Company also has other research and development personnel based in, among other places, Dover, Ohio; Austin, Texas; Carlsbad, California; Minneapolis, Minnesota; Cedar Knolls, New Jersey; and Winterthur, Switzerland. As of December 31, 2004, the Company employed more than 540 research and development employees worldwide.
     The Company will continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances. The Zimmer Institute, and the Company’s affiliations with medical teaching institutions, will continue to play an integral role in facilitating training for surgeons, sales associates and other medical professionals on the procedures for applying MIS Techniques to orthopaedic surgery. In addition, the Company has developed and maintains close relationships with a number of orthopaedic surgeons who assist in product research and development.
ORTHOBIOLOGICS

     As part of its focused research and development efforts and desire to create new orthopaedic treatments, the Company has established an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects. The Company is actively involved in the field of biologics and is committed to investing in biologics research activities. The Company is working on biological solutions to repair and regenerate damaged or degenerated orthopaedic tissues. These materials potentially could transform treatment of damaged joints by biological regeneration rather than replacement with inert materials.
     In 2004, the Company, working with Tissue Science Laboratories, prepared for the launch of the Zimmer® Collagen Repair Patch to treat rotator cuff tears, which is planned for release in 2005. The Company also continued collaborating with ISTO Technologies on a project to develop a chondral and osteochondral cartilage graft for cartilage tissue repair. The Company continued in 2004 to plan the release of the Denovo®-T Autologous Chrondrocyte Transplantation Graft, which is an autologous cell implantation service for articular cartilage repair. Moreover, in the orthobiologics area, the Company has other ongoing programs and technology survey activities in the areas of soft tissue repair and regeneration, including tendon, ligament and meniscus and in bone regeneration, spine and dental areas.
GOVERNMENT REGULATIONS AND QUALITY SYSTEMS

     The Company is subject to government regulation with regard to its products and operations in the countries in which it conducts business. It is the policy of the Company to comply with all regulatory requirements governing its operations and products, and the Company believes that the research, development, manufacturing and quality control procedures that it employs are in material compliance with all applicable regulations.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     In the United States, numerous regulations govern the development, testing, manufacturing, marketing and distribution of medical devices, including, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The FDA regulates product safety and efficacy, laboratory, clinical and manufacturing practices, labeling and record keeping for medical devices and post market surveillance to identify potential problems with marketed medical devices. A few of the devices developed and marketed by the Company are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The FDA has the authority to halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of the Company’s products.
     In many of the foreign countries in which the Company markets its products, the Company is subject to local regulations affecting, among other things, clinical efficacy, product standards, packaging requirements and labeling requirements. Many of the regulations applicable to the Company’s devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain CE Marks for their products. The Company maintains a certified status with the European and Canadian Notified Bodies, which provides for CE marking of products for these markets.
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
     The Company has initiated numerous quality improvement programs and all of the Company’s manufacturing operations are ISO 9000 and/or ISO 13485/13488 series certified.
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
COMPETITION

     The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and orthopaedic surgical products, major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Synthes, Inc. and Smith & Nephew plc.
     In the Americas geographic segment, DePuy Orthopaedics, Inc., Stryker Corporation, Biomet, Inc. and Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc), along with the Company, account for a large majority of the total reconstructive implant sales.
     In the Asia Pacific market for reconstructive implant and trauma products, the Company competes primarily with DePuy Orthopaedics, Inc. and Stryker Corporation, as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.
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
     In the spinal implant area, the Company competes globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), Synthes, Inc., DePuy Spine (a subsidiary of Johnson & Johnson), Stryker Corporation and EBI, L.P. (a subsidiary of Biomet, Inc.).
     In the dental reconstructive implant area, the Company competes primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.).

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

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
MANUFACTURING AND RAW MATERIALS

     The Company manufactures substantially all of its products at eight locations in the United States, Puerto Rico, Switzerland and France. Specifically, the Company presently conducts manufacturing operations for various product areas in Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Austin, Texas11; Statesville, North Carolina; Carlsbad, California; and Etupes, France. In 2004, as part of the execution of the Centerpulse integration plan, the Company transferred some of its production operations among its facilities in order to optimize its manufacturing capacity. The Company believes that its manufacturing facilities set industry standards in terms of automation and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement. In addition, at certain of the Company’s manufacturing facilities, many of the employees are cross-trained.
     The Company generally operates its manufacturing facilities at its targeted goal of approximately 90 percent of total capacity. The Company continually evaluates the potential to in-source products currently purchased from outside vendors to on-site production. The Company is currently in the process of expanding certain of its facilities.
     Improving manufacturing productivity has been a major contributor to the Company’s profitability improvements in recent years. Major areas of improvement have included utilization of computer-assisted robots to precision polish medical devices, automation of certain manufacturing processes, in-sourcing of core products, such as castings and forgings, high-speed machining, and negotiated reductions in raw materials costs.
     The Company uses a diverse and broad range of raw materials in the design, development and manufacturing of its products. The Company purchases all of its raw materials and select components used in manufacturing its products from external suppliers. In addition, the Company purchases some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. The Company works closely with its suppliers to assure continuity of supply while maintaining high quality and reliability. Although a change in suppliers could require significant effort or investment by the Company in circumstances where the items supplied are integral to the performance of the Company’s products or incorporate unique technology, the Company does not believe that the loss of any existing supply contract would have a material adverse effect on its financial and operational performance. To date, the Company has not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill its production schedules.
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
     The Company owns or controls through licensing arrangements more than 2,130 issued patents and more than 2,106 patent applications throughout the world that relate to aspects of the technology incorporated in many of the Company’s products.
EMPLOYEES

     The Company employs more than 6,600 employees worldwide, including more than 540 employees dedicated to research and development. Approximately 4,100 employees are located within the United States and more than 2,500 employees are located outside of the United States, primarily in Japan and throughout Europe. The Company has over 2,400 employees dedicated to the manufacture of its products worldwide. The Warsaw, Indiana, production facility employs more than 900 employees. Nearly 200 North American employees are members of a trade union covered by a collective bargaining agreement.
     In May 2000, the Company renewed a collective bargaining agreement with the United Steelworkers of America covering employees at the Dover, Ohio, facility. This agreement will continue in effect until May 15, 2007. The agreement automatically renews thereafter on a year-to-year basis until either party gives written notice of its intent to terminate the agreement, 60 days prior to a termination date. The Company believes that its relationship with its employees and the union that represents them is good.
AVAILABLE INFORMATION

     The Company’s Internet website address is www.zimmer.com. Its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and

[11]	The Company has announced plans to phase-out this facility by the end of 2005.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

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
     The following corporate governance and related documents are available through the Company’s website or may be obtained in print form, without charge, by request to the Company’s Investor Relations Department: Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter, and Science and Technology Committee Charter.
     The Company intends to post on its website any amendment to, or waiver from, a provision of its Code of Ethics for Chief Executive Officer and Senior Financial Officers.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Executive Officers of the Company
The following table sets forth certain information with respect to the executive officers of the Company as of January 31, 2005.

Name	Age	Position

J. Raymond Elliott	55	Chairman, President and Chief Executive Officer
Sheryl L. Conley	44	President, Global Products Group
James T. Crines	45	Senior Vice President, Finance/ Controller and Information Technology
David C. Dvorak	41	Executive Vice President, Corporate Services, Chief Counsel and Secretary
Richard Fritschi	44	President, Zimmer Europe and Australasia
Jon E. Kramer	58	President, Americas
Sam R. Leno	59	Executive Vice President, Corporate Finance and Operations and Chief Financial Officer
Bruno A. Melzi	57	Chairman, Zimmer International

J. Raymond Elliott was appointed Chairman on August 6, 2001 and President and Chief Executive Officer of the Company on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., the Company’s predecessor, in November 1997. Mr. Elliott has more than 30 years of experience in orthopaedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on five occasions as Chairman. He has served as a member of the board of directors and chair of the orthopaedic sector of the Advanced Medical Technology Association (AdvaMed) and is currently a director of the State of Indiana Workplace Development Board, the Indiana Chamber of Commerce, the American Swiss Foundation, and represents the State of Indiana on the President’s State Scholars Program. Mr. Elliott has served as a trustee of the Orthopaedic Research and Education Foundation (OREF).
Sheryl L. Conley was appointed President, Global Products Group in October 2003 and she oversees the Company’s Global Development and Global Brand Management groups, the Orthopaedic Surgical Products Division and the Dental Products Division. Ms. Conley has responsibility for, among other things, strategic planning and market research. From September 2002 to October 2003, Ms. Conley served as President, Zimmer Reconstructive and from May 2000 to August 2002, she served as Vice President, Global Brand Management and Commercialization, where she was responsible for the Company’s worldwide branding, marketing and new product development efforts. Ms. Conley was General Manager, Zimmer Canada, from 1998 to 2000. Ms. Conley joined Zimmer, Inc. in 1983 and has held various management positions in marketing, operations and clinical research.
James T. Crines was appointed Senior Vice President, Finance/ Controller and Information Technology in October 2003 and he is responsible for a variety of financial functions, including accounting, corporate reporting, investments and treasury, as well as for the Company’s worldwide Information Technology function. From July 2001 to October 2003, Mr. Crines served as Vice President, Finance/ Controller and from September 2000 to July 2001, he served as Vice President, Finance and Information Technology. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers Squibb, the Company’s former parent, from September 1995 until he joined Zimmer, Inc. in 1997 as Director of Finance. Mr. Crines has over 20 years of experience in corporate and operations finance and accounting, including five years as an auditor.
David C. Dvorak was appointed Executive Vice President, Corporate Services, Chief Counsel and Secretary in October 2003 and he is responsible for, among other things, legal affairs, corporate business development, corporate communications and corporate human resources. Mr. Dvorak also serves as the Company’s Compliance Officer. From December 2001 to October 2003, Mr. Dvorak served as Senior Vice President, Corporate Affairs and General Counsel of the Company. He has served as Corporate Secretary since February 2003. Prior to his appointment with the Company, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation. Prior to joining STERIS in June 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio law firms, focusing on mergers and acquisitions and on securities law.
Richard Fritschi was appointed President, Zimmer Europe and Australasia in October 2003 and he is responsible for sales in the European market as well as all European marketing and the European and Australasia operations group, including the Winterthur, Switzerland manufacturing facility. From July 2001 to October 2003, Mr. Fritschi served as President of Centerpulse Orthopedics Europe/Asia/Latin America. He joined Allo Pro AG (subsequently known as Sulzer Medica Company) as Controller in 1991 and was promoted to Chief Financial Officer of Allo Pro AG in 1992 before becoming General Manager of Sulzer Orthopedics Ltd. in 1999.
Jon E. Kramer was appointed President, Americas in August 2004 and he has responsibilities with respect to the Company’s business in the United States, Canada and Latin America. From October 2003 to August 2004, Mr. Kramer served as Vice President, U.S. Sales, and from 2001 to October 2003, he was the Company’s Area Vice President for the Southeast region of the United States. Prior to joining the Company, Mr. Kramer served as Vice President of Sales for Implex Corp. The Company acquired Implex on April 23,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

2004, and the company formerly known as Implex now is a wholly-owned subsidiary of Zimmer. Mr. Kramer has over 20 years of sales experience in the orthopaedics industry.
Sam R. Leno was appointed Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer in October 2003 and, in addition to his Chief Financial Officer role, he is responsible for the Company’s equity investment portfolio, global operations, which include the Company’s information technology group, Puerto Rico operations, global sourcing, global planning and logistics, global inventory oversight, facilities and facilities planning, and productivity. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer of the Company. Prior to his appointment with the Company, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a global distributor of electronic components, a position he held from March 1999 until he joined the Company. Between 1971 and March 1999, Mr. Leno held various chief financial officer and other financial positions with several U.S. based companies and he previously served as a U.S. Naval Officer.
Bruno A. Melzi was appointed Chairman, Zimmer International in October 2003 and he is responsible for the Company’s operations in Europe and Japan, as well as the international staff functions of finance, human resources, legal and communications. He joined Zimmer, Inc. in 1990 as Managing Director, Italy. In March 2000, Mr. Melzi was promoted from Vice President and Managing Director of Italy, Germany and Switzerland, a position he held since October of 1997, to the role of President, Europe/MEA. Mr. Melzi has over 28 years of experience in the orthopaedics and medical products industry, including serving as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 2.	Properties

      The Company has the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing and Administration	Owned	796,000

Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	115,000

Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	125,000

Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000

Dover, Ohio	Research & Development, Manufacturing & Warehousing	Owned	140,000

Austin, Texas	Offices, Research & Development & Manufacturing	Owned	227,000

Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	85,000

Minneapolis, Minnesota	Offices & Research & Development	Owned	42,000

Minneapolis, Minnesota	Warehousing	Leased	16,000

Cedar Knolls, New Jersey	Manufacturing & Warehousing	Leased	25,000

Memphis, Tennessee	Offices & Warehousing	Leased	30,000

Sydney, Australia	Offices & Warehousing	Leased	36,000

Wemmel, Belgium	Offices & Warehousing	Leased	15,000

Shanghai, China	Offices & Warehousing	Leased	10,000

Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000

Freiburg, Germany	Offices & Warehousing	Leased	44,000

Kiel, Germany	Offices & Warehousing	Leased	21,000

Treviso, Italy	Offices & Warehousing	Leased	11,000

Milan, Italy	Offices & Warehousing	Leased	36,000

Fukuoka, Japan	Warehousing	Leased	22,000

Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000

Tokyo, Japan	Offices & Warehousing	Leased	24,000

Seoul, Korea	Offices & Warehousing	Leased	38,000

Utrecht, Netherlands	Offices & Warehousing	Leased	16,000

Mississauga, Canada	Offices & Warehousing	Leased	52,000

Ponce, Puerto Rico	Manufacturing & Warehousing	Owned	113,000

Ponce, Puerto Rico	Offices & Warehousing	Leased	12,000

Singapore	Offices & Warehousing	Leased	10,000

Barcelona, Spain	Offices & Warehousing	Leased	67,000

Baar, Switzerland	Warehousing	Leased	40,000

Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	251,000

Münsingen, Switzerland	Offices	Owned	76,000

Swindon, United Kingdom	Offices & Warehousing	Leased	68,000
     The Company has begun to phase-out production in its Austin facility and intends to close the facility in 2005. To compensate, additions to the facilities in Warsaw, Indiana and Ponce, Puerto Rico of approximately 132,000 and 110,000 square feet, respectively, have begun and are expected to be completed in 2005.
     In addition to the above, the Company maintains more than 100 other offices and warehouse facilities in more than 24 countries around the world, including the United States, Japan, Australia, France, Russia, India, Germany, Italy, Switzerland and China. The Company believes that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

      Information pertaining to legal proceedings can be found in Note 16 to the Consolidated Financial Statements, which are included herein under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
of Equity Securities

      The Company’s common stock is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for the Company’s common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2004 and 2003 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2004:
First Quarter	$81.68	$68.24
Second Quarter	$88.95	$73.66
Third Quarter	$89.44	$64.40
Fourth Quarter	$84.99	$67.00
Year Ended December 31, 2003:
First Quarter	$49.90	$38.02
Second Quarter	$49.58	$41.20
Third Quarter	$57.00	$43.69
Fourth Quarter	$71.85	$54.84
     The Company has not declared or paid dividends on the common stock since becoming a public company on August 6, 2001. Currently, the Company does not anticipate paying any cash dividends on the common stock in the foreseeable future. The Company’s credit facility also restricts the payment of dividends under certain circumstances.
     The number of beneficial owners of common stock on February 18, 2005 was approximately 594,000. On February 18, 2005, the closing price of the common stock, as reported on the New York Stock Exchange, was $85.76 per share.
     The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 6.	Selected Financial Data

      The financial information for each of the past five years ended December 31, is set forth below (in millions, except per share amounts):
    Summary of Operations

	2004	2003(1)	2002	2001	2000

Net sales	$2,980.9	$1,901.0	$1,372.4	$1,178.6	$1,040.6
Net earnings	541.8	346.3	257.8	149.8	176.0
Pro forma net earnings assuming change in accounting principle for instruments is applied retroactively(2)	541.8	291.2	260.8	156.2	177.1
Earnings per common share
Basic	$2.22	$1.67	$1.33	$0.77	$0.91
Diluted	2.19	1.64	1.31	0.77	0.91
Pro forma earnings per common share assuming change in accounting principle for instruments is applied retroactively(2)
Basic	$2.22	$1.40	$1.34	$0.81	$0.91
Diluted	2.19	1.38	1.33	0.80	0.91
Average common shares outstanding(3)
Basic	244.4	207.7	194.5	193.7	193.6
Diluted	247.8	211.2	196.8	194.3	193.6
Balance Sheet Data
Total assets	$5,695.5	$5,156.0	$858.9	$745.0	$597.4
Due to former parent	–	–	–	–	144.0
Short-term debt	27.5	101.3	156.7	150.0	–
Long-term debt	624.0	1,007.8	–	213.9	–
Other long-term obligations	420.9	352.6	91.8	79.3	5.5
Stockholders’ equity	3,942.5	3,143.3	366.3	78.7	N/A

(1)	Includes the results of Centerpulse subsequent to October 2, 2003 and Centerpulse balance sheet data as of December 31, 2003. See Note 3 to the audited financial statements for more information on the Centerpulse acquisition.

(2)	Pro forma net earnings for the year ended December 31, 2003 are before the cumulative effect of an accounting change of $55.1 million. The years ended December 31, 2002, 2001 and 2000 reflect the retroactive application of a new accounting method for instruments. Effective January 1, 2003, Zimmer changed its method of accounting for instruments which are owned by Zimmer and used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment and are depreciated using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. In prior periods, undeployed instruments were carried as a prepaid cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service.

(3)	For periods ended prior to August 6, 2001, average common shares reflect the number of shares of Company common stock outstanding on August 6, 2001, the date all of the shares of Company common stock were distributed to the stockholders of the Company’s former parent. For periods subsequent to August 6, 2001, average common shares reflect any new issuances of common stock and the dilutive effect of outstanding stock options, where appropriate.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements.
OVERVIEW

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products (“OSP”). Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures. With operations in more than 24 countries and products marketed in more than 100 countries, operations are managed through three reportable geographic segments – the Americas, Europe and Asia Pacific. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.
     The Company believes that the following developments or trends are important to understanding the Company’s financial condition, results of operations and cash flows for the year ended December 31, 2004.

Acquisitions of Centerpulse and Implex
     The Centerpulse acquisition, completed in the fourth quarter of 2003, had a significant impact on financial results for the year ended December 31, 2004. Centerpulse accounted for 37 percentage points of the Company’s 57 percent sales growth for the year ended December 31, 2004. In addition, for the year ended December 31, 2004, the Company incurred $81.1 million of Centerpulse and Implex acquisition and integration expenses. The Company’s gross profit margin for the year ended December 31, 2004 was also impacted by the Centerpulse and Implex acquisitions, as an inventory step-up charge reduced reported gross profit by $59.4 million (2.0 percent of sales). “Inventory step-up” as used herein represents the difference between the cost basis and the fair value of acquired Centerpulse and Implex inventories. SFAS No. 141 requires the recorded values for acquired inventories to be adjusted from cost to fair value at the date of acquisition based upon estimated sales price less distribution costs and a profit allowance. “Inventory step-up charge(s)” as used herein represents the amount of non-cash expense that is recorded upon the sale of acquired inventories.
     Net synergies associated with the acquisition and integration of Centerpulse were approximately $16 million for the year ended December 31, 2004 compared to an original estimate of $1 million. As anticipated, only modest synergies were recognized in cost of goods sold during 2004. More significant cost of goods synergies are expected to be recognized in 2005 and 2006 upon depletion of acquired inventories, upon completion of the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas to other Company manufacturing facilities in Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico and upon completion of the manufacturing portion of the integration plan including, for example, in-sourcing forgings and castings. Operating expense synergies, principally in selling, general and administrative expenses, have exceeded the Company’s original expectations, reflecting more rapid than expected execution and achievement of operational efficiencies. However, these cost synergies were partially offset by negative sales synergies (losses), also anticipated, and increases in other expenses. Estimated sales losses, including distributor buy backs (accounted for as sales returns) related to distribution restructuring, were $51 million for the year ended December 31, 2004. Increases in other expenses during 2004 include higher distributor commissions, professional fees connected with corporate compliance and training programs and relocation and recruiting to fill open positions. Net synergies for 2005 are expected to approximate $63 million compared to the Company’s original estimate of $56 million. Net synergies for 2006 are expected to be in excess of $100 million compared to the Company’s original estimate of $70 to $90 million.
     The Company continues to manage the integration of Centerpulse. As of December 31, 2004, the Company has completed over 60 percent of the 3,364 scheduled milestones required to execute the entire integration. The Company has made substantial progress in developing global combined product strategies, in integrating the sales and business organizations, and in melding essential activities as diverse as global accounting policies and procedures, manufacturing processes and E-mail systems. During 2004, the Company, among other things:

•	combined and trained sales organizations
•	created common branding worldwide
•	created common worldwide financial consolidation and quality systems
•	implemented a global product development system to improve speed-to-market
•	consolidated its orthobiologics research activities in Austin, Texas
•	in-sourced a variety of formerly out-sourced manufacturing functions
•	initiated a worldwide supply chain strategic plan for manufacturing and distribution networks
•	unified professional medical education initiatives

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

•	completed the closure of Centerpulse’s former headquarters in Zurich, Switzerland
•	began the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas to Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico
•	implemented a more tax efficient global business structure
•	completed approximately 75 percent of the Warsaw, Indiana and Ponce, Puerto Rico plant expansions, with Winterthur, Switzerland expansion plans initiated
•	consolidated North American distribution and customer service functions
     Remaining integration milestones relate primarily to the completion of the manufacturing integration plan, including the shut-down of manufacturing operations in Austin, Texas and the in-sourcing of a variety of formerly out-sourced manufacturing functions, including forging and casting production. In addition to the remaining manufacturing integration milestones, other integration activities still to be completed include the establishment of common information technology systems and certain warehouse consolidations. The Company expects to incur approximately $45 million of integration expenses during 2005 to complete the remaining integration milestones.
     The Company completed the acquisition of Implex on April 23, 2004. During 2004, the Company paid approximately $153.1 million in initial Implex acquisition costs, net of cash acquired. The acquisition was a culmination of a distribution and strategic alliance agreement relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal Technology. Pursuant to the former distribution and strategic alliance agreement, the Company sold products incorporating Trabecular Metal Technology. Prior to the acquisition, over 90 percent of Implex sales were Trabecular Metal Technology sales to the Company. Therefore, the acquisition did not result in the immediate addition of significant new customers or sales for the Company. Post acquisition profit margins on Company products incorporating Trabecular Metal Technology also did not immediately improve as these sales consisted primarily of inventory that the Company already had on hand at the acquisition date. In addition, during 2004 the Company recorded amortization expense of approximately $4 million related to acquired technology intangible assets. Therefore, the acquisition reduced diluted EPS by an estimated $0.02 for the year ended December 31, 2004. The Company expects to realize significantly improved future profit margins on Trabecular Metal Technology product sales as it sells inventory manufactured after the acquisition date. In addition, due to continued strong demand for products incorporating Trabecular Metal Technology, the Company expects to triple its Trabecular Metal Technology manufacturing capacity, which will lead to future sales increases and improved profit margins as a result of manufacturing efficiencies.

Demand (Volume and Mix) Trends
     On a pro forma11 basis, volume and mix improvements contributed 9 percentage points of sales growth during the year ended December 31, 2004. Orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s MIS Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Technology products, high flex knees, knee and hip revision products and porous hip stems, continue to positively impact sales growth. For the year ended December 31, 2004, primary porous hip stems accounted for 63 percent of all Zimmer standalone primary hip stem units sold, compared to 46 percent, 53 percent and 59 percent of total primary hip stem units sold for Zimmer standalone in 2001, 2002 and 2003, respectively. “Zimmer standalone sales” as used herein refers to sales for the period less sales from acquired Centerpulse businesses.
     The Company believes innovative surgical approaches will continue to significantly impact the orthopaedics industry. The Company has made significant progress in the development and introduction of MIS Procedures and Technologies. During the year ended December 31, 2004, the Company trained more than 1,400 surgeons at The Zimmer Institute and its satellite locations in MIS Techniques, including the MIS 2-Incision Hip Replacement Technique and MIS Quad-Sparing Knee Replacement Technique. During the fourth quarter of 2004, the Company estimates that 50 percent and 36 percent of all Zimmer standalone U.S. hip and knee sales, respectively, utilized an MIS Procedure and/or Technology.

Pricing Trends
     In the Americas, the Company’s largest operating segment, the Company realized pro forma average selling price growth of 4 percent for the year ended December 31, 2004. In Europe, pro forma sales growth reflected flat average selling prices during the year. However, during the fourth quarter of 2004, European average selling prices decreased approximately 1 percent, primarily due to a 6 percent price decrease in Germany, principally the result of a revised reimbursement system implemented by the German government. In the Asia Pacific operating segment on a pro forma basis, the Company experienced an average selling price reduction of 2 percent during the year ended December 31, 2004, principally the result of the Japanese

[11]	The unaudited pro forma net sales information, including comparisons to 2004 net sales, contained in this Form 10-K and presented in accordance with U.S. generally accepted accounting principles has been derived from the audited financial statements of the Company for the year ended December 31, 2003 and the financial statements of Centerpulse for the nine months ended September 30, 2003 to give effect to the Centerpulse acquisition as if it had occurred on January 1, 2003.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

government’s bi-annual change in reimbursement rates. Pressure from governmental healthcare cost containment efforts, group purchasing organizations and potential gain sharing arrangements between surgeons and hospitals may negatively affect the Company’s ability to realize global price increases of 2-3 percent.

Foreign Currency Exchange Rates
     A weakened U.S. dollar during the year ended December 31, 2004 compared to last year contributed 4 percentage points sales growth, on a pro forma basis. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of simple forward contracts solely for managing foreign currency volatility and risk. The use of derivative financial instruments for trading or speculative purposes is prohibited.

New Product Sales
     New products, which management defines as products introduced within the prior 36-month period, accounted for 18 percent, or $541 million, of the Company’s sales during the year ended December 31, 2004. Adoption rates for new technologies are a key indicator of industry performance. Sales have grown with the introduction of new products such as Prolong Highly Crosslinked Polyethylene for the knee, which was introduced in 2002, and represented approximately 49 percent of all cruciate retaining articulating surface product sales and 12 percent of all knee articulating surfaces for the year ended December 31, 2004. Adoption rates for the Company’s new products should continue to favorably affect the Company’s operating performance.
RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Zimmer Standalone			Impact of

				Volume/		Foreign	Centerpulse
	2004	2003	% Inc	Mix	Price	Exchange	Acquisition

Americas	$1,741.3	$1,208.3	44%	16%	5%	–%	23%
Europe	808.3	366.0	121	9	2	10	100
Asia Pacific	431.3	326.7	32	10	(3)	8	17

	$2,980.9	$1,901.0	57	14	3	3	37

     “Foreign Exchange” as used in the tables herein represents the effect of changes in foreign exchange rates on sales growth. “Impact of Centerpulse Acquisition” as used in the tables herein represents the impact of the Centerpulse acquisition on sales growth.
     The following table presents 2004 net sales by operating segment and 2003 unaudited pro forma net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,		Zimmer Standalone

	Reported	Pro forma		Volume/		Foreign
	2004	2003	% Inc	Mix	Price	Exchange

Americas	$1,741.3	$1,499.1	16%	12%	4%	–%
Europe	808.3	707.1	14	5	–	9
Asia Pacific	431.3	383.4	13	7	(2)	8

	$2,980.9	$2,589.6	15	9	2	4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

				Zimmer Standalone

	Year Ended December 31,						Impact of
				Volume/		Foreign	Centerpulse
	2004	2003	% Inc	Mix	Price	Exchange	Acquisition

Reconstructive
Knees	$1,194.5	$800.6	49%	18%	3%	3%	25%
Hips	1,079.0	645.5	67	16	2	3	46
Dental	124.7	29.8	319	–	–	–	319
Extremities	58.1	45.1	28	9	5	3	11

Total	2,456.3	1,521.0	62	17	3	3	39

Trauma	172.9	150.1	15	2	3	3	7
Spine	134.2	35.1	281	–	–	–	281
OSP	217.5	194.8	12	5	2	2	3

Total	$2,980.9	$1,901.0	57	14	3	3	37

     Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee. In addition, the NexGen Rotating Hinge Knee and the Innex Total Knee System exhibited strong growth. Hip sales were led by growth in porous stems, including significant growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems (the stems of choice for MIS Procedures), Trabecular Metal Acetabular Cups, Trilogy Acetabular Cups, Durom Hip Resurfacing Products, and Longevity and Durasul Highly Crosslinked Polyethylene Liners. The Alloclassic Hip System and Allofit™ Acetabular Shell also had strong growth. Dental sales were led by sales of biologicals, surgical products and prosthetic implants, including strong growth of the SwissPlus® Implant System and Tapered Screw-Vent Internal Hex Implant System. Extremities sales were led by the Bigliani/ Flatow Shoulder. Trauma sales were led by sales of Zimmer Periarticular Plates, Cable-Ready® Cable Products, Zimmer Plates and Screws System, ITST and Sirius Intramedullary Nails, TransFx External Fixation System and the Trabecular Metal AVN Rod. Spine sales were led by the Dynesys Dynamic Stabilization System and Trinica Select Anterior Cervical Plate System. OSP sales were primarily driven by the continued growth of the OrthoPAT Autotransfusion System and wound management and drainage products.
     The following table presents 2004 net sales by product category and 2003 unaudited pro forma net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma		Volume/		Foreign
	2004	2003	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,194.5	$1,007.8	19%	12%	3%	4%
Hips	1,079.0	937.6	15	9	1	5
Dental	124.7	99.9	25	19	3	3
Extremities	58.1	52.2	11	3	5	3

Total	2,456.3	2,097.5	17	11	2	4

Trauma	172.9	161.4	7	1	3	3
Spine	134.2	130.9	3	(3)	4	2
OSP	217.5	199.8	9	5	1	3

Total	$2,980.9	$2,589.6	15	9	2	4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     The following table presents estimated* 2004 global market size and market share information (dollars in billions):

	Global	Global	Zimmer	Zimmer
	Market	Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$4.2	15%	28%	1
Hips	3.9	10	28	1
Dental	1.3	20	9	4
Extremities	0.3	15	18	2

Total	$9.7	14	25	1

Trauma	$2.4	11	7	4
Spine***	$3.9	24	3	6

   * Estimates based on company annual filings, Wall Street equity research and Zimmer management
 ** Excludes the effect of changes in foreign exchange rates on sales growth
*** Spine includes related orthobiologics
     Pro forma sales growth of 15 percent (12 percent volume/mix and 3 percent price) and 10 percent (9 percent volume/mix and 1 percent price) for knees and hips, respectively, during 2004 was in line with market growth, despite Centerpulse acquisition sales dis-synergies and inventory buy backs (accounted for as sales returns) due to changes in the Company’s distribution network resulting from the Centerpulse acquisition. Pro forma dental sales growth of 22 percent (19 percent volume/mix and 3 percent price), outpaced the market due to strong sales of biologicals, surgical products and prosthetic implants; the continued rebranding to Zimmer also was a positive factor. The Company’s pro forma 2004 sales growth rates for extremities, trauma and spine were below the corresponding estimated market growth rates, reflecting market share loss. Extremities and spine lagged the overall market growth rate due to the fact that the Company does not have a complete product offering to compete effectively with the product category market leaders. Trauma is lagging the overall market growth rate due to delays in new product introductions. Comparison of the OSP pro forma growth rate to a market growth rate is not meaningful due to the fragmented nature of the market.

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$762.0	$523.6	46%	18%
Hips	499.5	365.6	37	16
Dental	75.3	18.2	314	314
Extremities	41.1	34.0	21	5

Total	1,377.9	941.4	46	21

Trauma	105.7	100.3	5	–
Spine	111.0	29.5	276	249
OSP	146.7	137.1	7	–

Total	$1,741.3	$1,208.3	44	23

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee, the NexGen CR-Flex Knee and Prolong Highly Crosslinked Polyethylene. The Natural-Knee System also made a strong contribution. Hip sales were led by growth in porous stems, including significant growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems (the stems of choice for MIS Procedures), beaded stems, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.
     The following table presents 2004 Americas net sales and 2003 Americas unaudited pro forma net sales (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma	% Inc
	2004	2003	(Dec)

Reconstructive
Knees	$762.0	$625.9	22%
Hips	499.5	425.1	18
Dental	75.3	61.0	23
Extremities	41.1	37.3	10

Total	1,377.9	1,149.3	20

Trauma	105.7	100.9	5
Spine	111.0	112.0	(1)
OSP	146.7	136.9	7

Total	$1,741.3	$1,499.1	16

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$292.0	$162.8	79%	61%
Hips	398.4	151.7	163	137
Dental	34.8	8.2	323	323
Extremities	11.6	7.1	62	44

Total	736.8	329.8	124	103

Trauma	29.5	16.3	81	59
Spine	19.8	4.6	330	330
OSP	22.2	15.3	45	29

Total	$808.3	$366.0	121	100

     Growth in Europe was led by strong knee and hips sales. Knee sales were driven by strong sales of the NexGen Complete Knee Solution product line, including the NexGen CR Knee, NexGen Trabecular Metal Tibial Components and the NexGen Rotating Hinge Knee. Hip sales were driven by strong sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups. The Alloclassic Hip System and Allofit Acetabular Shell also had strong growth.
     The following table presents 2004 Europe net sales and 2003 Europe unaudited pro forma net sales (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma
	2004	2003	% Inc

Reconstructive
Knees	$292.0	$254.4	15%
Hips	398.4	351.5	13
Dental	34.8	27.9	25
Extremities	11.6	10.3	11

Total	736.8	644.1	14

Trauma	29.5	26.0	14
Spine	19.8	16.7	19
OSP	22.2	20.3	9

Total	$808.3	$707.1	14

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$140.5	$114.2	23%	9%
Hips	181.0	128.3	41	25
Dental	14.6	3.4	333	333
Extremities	5.4	4.0	34	8

Total	341.5	249.9	37	22

Trauma	37.7	33.4	13	2
Spine	3.4	1.0	213	213
OSP	48.7	42.4	15	–

Total	$431.3	$326.7	32	17

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. The Natural-Knee System also made a strong contribution. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.
     The following table presents 2004 Asia Pacific net sales and 2003 Asia Pacific unaudited pro forma net sales (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma
	2004	2003	% Inc

Reconstructive
Knees	$140.5	$127.5	10%
Hips	181.0	161.0	12
Dental	14.6	11.0	33
Extremities	5.4	4.6	17

Total	341.5	304.1	12

Trauma	37.7	34.5	9
Spine	3.4	2.2	51
OSP	48.7	42.6	15

Total	$431.3	$383.4	13

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Gross Profit
     Gross profit as a percentage of net sales was 73.8 percent in 2004, compared to 72.8 percent in 2003 and 68.1 percent for the three month period ended December 31, 2003 (the first quarter of combined Zimmer and Centerpulse operations). The following table reconciles the gross margin for the year ended December 31, 2004 and for the three month period ended December 31, 2003.

Three month period ended December 31, 2003 gross margin	68.1%
Inventory step-up charge	4.1
Increased average selling prices	1.8
Operating segment and product category mix	0.2
Other	(0.4)

Year ended December 31, 2004 gross margin	73.8%

     Decreased Centerpulse and Implex inventory step-up charges as a percentage of net sales during 2004 ($59.4 million, or 2.0 percent of net sales) compared to the three month period ended December 31, 2003 ($42.7 million, or 6.1 percent of net sales) and increases in average selling prices were the primary contributors to improved gross margins. In addition, operating segment mix and product category mix both had a positive impact on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of reconstructive implants and the continued shift to premium products. Offsetting these favorable impacts were a variety of other items, including increased royalty expenses and higher losses on foreign exchange contracts included in cost of products sold, partially offset by reduced manufacturing costs due to automation, vertical integration and process improvements.

Operating Expenses
     R&D as a percentage of net sales was 5.6 percent for years ended December 31, 2004 and 2003. R&D increased to $166.7 million from $105.8 million reflecting a full year of Centerpulse research and development expenses and increased spending on active projects focused on areas of strategic significance. The Company’s pipeline includes 146 projects with a total investment equal to or greater than $1 million. Of the 146 projects, approximately two-thirds involve new platforms, MIS or other technologies. For example, the Company’s orthobiological research group in Austin, Texas is developing innovative solutions for hip fracture and cartilage regeneration. During 2004, the Company delivered more than 40 major development projects to market. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. The Company expects over the next few years to invest in research and development at approximately 5.5 percent to 6 percent of sales.
     SG&A as a percentage of net sales was 39.9 percent for the year ended December 31, 2004 compared to 38.8 percent for the same 2003 period. Amortization expense increased to $39.1 million, or 1.3 percent of sales, during the year ended December 31, 2004 compared to $10.9 million, or less than 1 percent of sales, during the year ended December 31, 2003. The increase was primarily due to amortization expense related to Centerpulse and Implex finite lived intangible assets. In addition, during 2004 the Company continued to introduce or expand strategic programs and activities. In 2004, The Zimmer Institute and its satellite locations were well utilized with over 1,400 surgeons trained, compared to 500 surgeons trained in 2003. These surgeon training costs are recognized in SG&A. The Company also recognized approximately $5 million of Sarbanes-Oxley compliance expenses, including consultant fees and increased audit fees. These increases were partially offset by expense synergies realized from the Centerpulse acquisition and controlled spending. The Company has begun to realize synergies from the Centerpulse acquisition and expects to pursue additional synergy opportunities. The Company estimates that over the next two years it will be able to reduce annual SG&A as a percentage of net sales to 38.9 percent or lower, representing a 200 basis point improvement over the fourth quarter of 2003 (the first quarter of combined Zimmer and Centerpulse operations).
     Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $81.1 million compared to $79.6 million for the same 2003 period and included $24.4 million of sales agent and lease contract termination expenses, $24.2 million of integration consulting expenses, $9.4 million of employee severance and retention expenses, $7.8 million of professional fees, $5.2 million of personnel expenses and travel for full-time integration team members, $4.3 million of costs related to integrating the Company’s information technology systems, $2.9 million of costs related to relocation of facilities, and $2.9 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings
     Operating profit for the year ended December 31, 2004 increased 69 percent to $763.2 million from $450.7 million in the comparable 2003 period. Operating profit growth was driven by Zimmer standalone sales growth, operating profit contributed by Centerpulse, effectively controlled operating expenses and the absence of in-process research and development expense in 2004 compared to $11.2 million in 2003. These favorable items were partially offset by Centerpulse and Implex inventory step-up of $59.4 million in 2004 compared to $42.7 million in 2003 and intangible asset amortization of $39.1 million in 2004 versus $10.9 million in 2003.
     The effective tax rate on earnings before income taxes, minority interest and cumulative effect of change in accounting principle decreased to 25.9 percent for the year ended December 31, 2004 from 33.6 percent for the same period in 2003. A major component of the decrease (4.7 percent, or $34.5 million) was the result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate. The major reasons

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

for the remaining decrease in the effective tax rate were the ongoing European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and continued expansion of operations in lower tax jurisdictions.
     Net earnings increased 57 percent to $541.8 million for the year ended December 31, 2004 compared to $346.3 million in the same 2003 period. The increase was due to higher operating profit offset partially by increased interest expense, $31.7 million in 2004 compared to $13.2 million in 2003. Net earnings for 2003 also included a one-time, $55.1 million (net of tax), non-cash cumulative effect of a change in accounting principle for instruments. Net earnings in 2004 also benefited from the decreased effective income tax rate. Basic and diluted earnings per share increased 33 percent and 34 percent to $2.22 and $2.19, respectively, from $1.67 and $1.64 in 2003.
Year Ended December 31, 2003
Compared to Year Ended December 31, 2002
     The following table presents the components of the 2003 over 2002 percentage changes in net sales by geographic segment:

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
     Net sales in the Americas for the year ended December 31, 2003 increased 30 percent to $1,208.3 million. Sales growth was driven by strong demand for the Company’s reconstructive implants and additional sales from the Centerpulse acquisition. The 30 percent increase was comprised of a 19 percent increase in Zimmer standalone sales plus an 11 percent increase due to the Centerpulse acquisition. Net sales of reconstructive implants increased 33 percent to $941.4 million, 22 percent due to increased Zimmer standalone sales and 11 percent related to the Centerpulse acquisition. Knee sales increased 32 percent to $523.6 million, 24 percent related to increased Zimmer standalone sales and 8 percent due to the Centerpulse acquisition. Hip sales increased 27 percent to $365.6 million, 21 percent due to increased Zimmer standalone sales and 6 percent due to the Centerpulse acquisition. Knee sales growth was led by the NexGen Legacy Knee-Posterior Stabilized product line, including the LPS-Flex Knee, the NexGen Trabecular Metal Technology Tibial Components, the NexGen CR Knee with Prolong Highly Crosslinked Polyethylene and the NexGen Rotating Hinge Knee. Hip sales growth was driven by the continued conversion to porous stems including significant growth of the VerSys Fiber Metal Taper Stem, which is often used in MIS Hip Replacement Procedures; Trabecular Metal Acetabular Cups; and increased sales of Trilogy Acetabular Cups incorporating Longevity Highly Crosslinked Polyethylene Liners.
     Net sales in Europe for the year ended December 31, 2003 increased 115 percent to $366.0 million. Sales growth was driven by additional sales from the Centerpulse acquisition and strong demand for the Company’s reconstructive implants. The 115 percent increase was comprised of a 77 percent increase due to the Centerpulse acquisition and a 38 percent increase in Zimmer standalone sales. Net sales of reconstructive implants increased 119 percent to $329.8 million, 81 percent due to the Centerpulse acquisition and 38 percent due to increased Zimmer standalone sales, including 18 percent due to changes in foreign exchange rates. Knee sales increased 72 percent to $162.8 million, 37 percent due to the Centerpulse acquisition and 35 percent due to increased Zimmer standalone sales, including 18 percent due to changes in foreign exchange rates. Hip sales increased 196 percent to $151.7 million, 152 percent due to the Centerpulse acquisition and 44 percent due to increased Zimmer standalone sales, including 17 percent due to changes in foreign exchange rates. Knee sales were driven by strong sales of the NexGen Legacy system of knee prostheses, the NexGen CR Knee, NexGen Trabecular Metal Components and the NexGen Rotating Hinge Knee. Hip sales were driven by strong sales of Trilogy Acetabular Cups incorporating Longevity Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups.
     Net sales in Asia Pacific for the year ended December 31, 2003 increased 21 percent to $326.7 million. Sales growth was driven by strong demand for the Company’s reconstructive implants and additional sales from the Centerpulse acquisition. The 21 percent increase was comprised of a 14 percent increase in Zimmer standalone sales and a 7 percent increase due to the Centerpulse acquisition. Net sales of reconstructive implants increased 25 percent to $249.8 million, 14 percent due to increased Zimmer standalone sales, including 9 percent due to changes in foreign exchange rates, and 11 percent due to the Centerpulse acquisition. Knee sales increased 21 percent to $114.2 million, 16 percent due to increased Zimmer standalone sales, including 10 percent due to changes in foreign exchange rates, and 5 percent due to the Centerpulse acquisition. Hip sales increased 25 percent to $128.2 million, 13 percent due to increased Zimmer standalone sales,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

including 9 percent due to changes in foreign exchange rates, and 12 percent due to the Centerpulse acquisition. Knee sales were driven by the NexGen LPS-Flex Knee, NexGen Trabecular Metal Technology Tibial Components and the NexGen CR Knee. Hip sales were driven primarily by the continued conversion to porous stems and sales of Trilogy Acetabular Cups incorporating Longevity Highly Crosslinked Polyethylene Liners.
     The following table presents the components of the 2003 over 2002 percentage changes in net sales by product category:

	Zimmer Standalone
					Impact of
	Volume/		Foreign	Sub-	Centerpulse	Net
	Mix	Price	Exchange	Total	Acquisition	Change

Reconstructive implants	16%	3%	4%	23%	20%	43%
Trauma	4	3	3	10	3	13
Spine(1)	–	–	–	–	N/A	N/A
Orthopaedic surgical products	5	2	3	10	–	10
Consolidated	13	3	4	20	19	39
     Overall, worldwide reconstructive implant sales increased 43 percent to $1,521.0 million. The 43 percent increase was comprised of a 23 percent increase in Zimmer standalone sales and a 20 percent increase due to the Centerpulse acquisition. Knee sales increased 37 percent to $800.5 million, 24 percent due to increased Zimmer standalone sales, including 4 percent due to changes in foreign exchange rates and 13 percent due to the Centerpulse acquisition. Knee sales were led by the NexGen Legacy Knee Posterior Stabilized product line including the LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee with Prolong Highly Crosslinked Polyethylene. Hip sales increased 46 percent to $645.6 million, 24 percent due to the Centerpulse acquisition and 22 percent due to increased Zimmer standalone sales, including 5 percent due to changes in foreign exchange rates. Hip sales were driven by continued conversion to porous stems, Trabecular Metal Acetabular Cups, and increased sales of Trilogy Acetabular Cups incorporating Longevity Highly Crosslinked Polyethylene Liners. Dental sales were $29.8 million, reflecting solid growth in both standard and tapered SwissPlus Implants. Trauma sales increased 13 percent to $151.6 million, 10 percent due to increased Zimmer standalone sales, including 3 percent due to changes in foreign exchange rates, and 3 percent due to the Centerpulse acquisition. Trauma sales were led by sales of the Zimmer Periarticular Plating System. Spine sales were $33.6 million due to sales from Centerpulse. OSP sales increased 10 percent, including 3 percent due to changes in foreign currency, to $194.8 million, primarily driven by the continued growth of the OrthoPAT Orthopedic Perioperative Autotransfusion System.
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
     Research and development as a percentage of net sales was 5.6 percent in 2003 compared to 5.9 percent in 2002, as research and development expenses increased 31 percent from the prior year compared to a 39 percent increase in sales. Research and development expense increased to $105.8 million from $80.7 million reflecting research and development expenses from Centerpulse and increased spending on active projects focused on areas of strategic significance, including MIS Technologies, innovative materials such as Trabecular Metal Technology and Highly Crosslinked Polyethylene, lifestyle designs, revision implants and biological solutions. The Company has strategically targeted R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. Maintaining a robust product development pipeline has enabled Zimmer to achieve significant contributions in revenue from new products, which management defines as products introduced within the prior 36 month period. For example, in the fourth quarter, new product revenue, excluding Centerpulse, represented 18.9 percent of sales, at the high end of the Company’s stated quarterly and annual goal of 15-20 percent, in place since 1999. Management expects over the next year or two to continue to invest in R&D at almost 6 percent of sales on a higher revenue base as investments in spine, biologics and new technology increase.
     Selling, general and administrative expenses (“SG&A”) as a percentage of net sales were 38.8 percent in 2003 compared to 39.8 percent (39.4 percent assuming the change in accounting principle for instruments is applied retroactively) in 2002. Low cost inflation accompanied with double digit revenue growth has driven the overall expense

(1)	Spine was a new product category as a result of the Centerpulse acquisition.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ratio lower for the year. Detailed planning, monitoring and control over these expenses have also contributed to the improvement. While well managed, the Company introduced programs and activities in 2003 that involved significant investments, which, in part, are reflected in SG&A. As an example, The Zimmer Institute saw very active use in 2003. The Zimmer Institute, which is used for surgeon training, product development activities such as prototype evaluations and product and instrument training for independent field sales representatives, provided training for over 500 surgeons, physician assistants and nurses on the MIS 2-Incision Hip Replacement Procedure and the MIS Quad-Sparing Total Knee Procedure over the course of 2003. The cost of training is borne by the Company and reported in SG&A. The acquisition of Centerpulse resulted in higher SG&A as a percentage of sales in the fourth quarter of 2003. The change in accounting principle for instruments favorably impacted SG&A by $26.8 million, or 1.4 percent of net sales, in 2003.
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
OPERATING PROFIT BY SEGMENT

     Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions and the Americas operations and logistics functions. For more information regarding the Company’s segments, see Note 14 to the consolidated financial statements included elsewhere in this Form 10-K.
     The following table sets forth the operating profit as a percentage of sales by segment for the years ended December 31, 2004, 2003 and 2002:
Percent of net sales

Year Ended December 31,	2004	2003	2002

Americas	51.3%	51.2%	48.3%
Europe	34.6	26.3	24.4
Asia Pacific	42.3	45.3	46.1
Year Ended December 31, 2004
Compared to Year Ended December 31, 2003
     In the Americas, operating profit as a percentage of sales improved slightly due to improved gross margins and controlled operating expenses. Gross profit margins increased as a result of improved average selling prices, lower royalty expenses as a percentage of net sales and the impact of a more favorable product sales mix. Product sales mix made favorable contributions as the Company sold a higher concentration of more profitable reconstructive implants and spinal implants, while less profitable trauma and OSP products became a smaller percentage of net sales. Royalties as a percentage of net sales declined as certain royalty contracts have fixed components and caps, or ceilings, on payments. In addition to improved gross margins, the Company effectively controlled operating expenses, including general and administrative expenses. These improvements were offset primarily by increased selling expenses as a percentage of net sales due to the restructuring of certain distributor contracts.
     In Europe, operating profit as a percentage of net sales improved due to improved gross margins, controlled operating expenses and the favorable impact of the Centerpulse acquisition. Gross profit margins increased principally due to improved average selling prices, a more favorable product and country sales mix and the favorable impact of the Centerpulse acquisition. Product sales mix made favorable contributions as the Company sold a higher concentration of more profitable reconstructive implants and

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

spinal implants, while less profitable trauma and OSP products became a smaller percentage of net sales. Country sales mix made favorable contributions as the profitable German market represented a greater percentage of total Europe sales.
     Asia Pacific operating profit as a percentage of net sales declined primarily due to decreased average selling prices, principally the result of the 4.9 percent decrease in government reimbursement rates in Japan, and increased selling expenses as a percentage of net sales due to the restructuring of certain dealer contracts in Japan.
Year Ended December 31, 2003
Compared to Year Ended December 31, 2002
     Operating profit for the Americas as a percentage of net sales increased due to improved gross margins driven by higher average selling prices and increased sales of higher margin products, leveraged operating expenses and the favorable impact of the change in accounting principle for instruments. The change in accounting principle for instruments increased operating profit by 1.7 percentage points. With respect to sales growth, increased Zimmer standalone average selling prices of 4 percent in 2003 and favorable effects of volume and mix, 15 percent increase in 2003, represent the most significant factors in improved operating profit in the Americas. As reconstructive implant sales grow at a higher rate than trauma and OSP, operating profit margins generally tend to improve since reconstructive product sales generally earn higher gross margins. This was the case in 2003, with Zimmer standalone reconstructive implant sales growth of 22 percent as compared with total Zimmer standalone sales growth of 19 percent. In the fourth quarter, the Company reported operating profit as a percent of net sales of 50.4 percent for the Americas.
     Operating profit for Europe as a percentage of net sales increased due to improved gross profit margins driven by higher Zimmer standalone average selling prices and favorable product and country mix, leveraged operating expenses and the favorable impact of the change in accounting principle for instruments. The change in accounting for instruments increased operating profit by 1.4 percentage points. Increases in Zimmer standalone average selling prices in Europe of 2 percent in 2003 and the effect of volume and mix, 19 percent increase in 2003, were the key factors in improved operating profit. Also contributing to the improvement was significantly lower growth in operating expenses. In the fourth quarter of 2003, the Company reported operating profit as a percent of net sales of 24.7 percent for Europe.
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
LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $862.2 million in 2004 compared to $494.8 million in 2003. The principal source of cash was net earnings of $541.8 million. Non-cash expenses for the period included depreciation and amortization expense of $181.3 million and Centerpulse and Implex inventory step-up of $59.4 million. Included in operating cash flow is approximately $112 million of payments related to the Centerpulse and Implex integration. Income taxes generated $139.2 million of operating cash flow, primarily due to reduced U.S. federal income tax payments resulting from the utilization of acquired Centerpulse net operating losses and exercises of stock options by Company employees, which are deductible expenses in the U.S. In addition, during 2004 the Company received a $55 million tax refund related to the overpayment of U.S. federal income taxes during 2003.
     Working capital, including the management of inventory and accounts receivable, continues to be a key management focus. At December 31, 2004, the Company had 59 days of sales outstanding in accounts receivable, favorable to December 31, 2003 by 3 days and unfavorable to December 31, 2002 by 7 days. Acquired Centerpulse businesses accounted for the decline from December 31, 2002, as Centerpulse’s business mix has a greater proportion of European sales with payment terms generally longer than those in the U.S. The improvement from the prior year is due to the Europe operating segment reducing its days of sales outstanding by 6 days due to improved collections in larger markets, such as Germany and France, and the factoring of receivables in Italy. At December 31, 2004, the Company had 258 days of inventory on hand, unfavorable to the prior year by 26 days. Inventory balances have increased due to the acquisition of Implex and to support new product launches. The 258 days of inventory on hand at December 31, 2004 is in line with the Company’s anticipated levels of 250-260 days.
     Cash flows used in investing activities declined to $388.3 million in 2004 compared to $1,102.7 million in 2003. During 2003 the Company made $927.7 million of cash payments, net of acquired cash, for the Centerpulse and InCentive Capital acquisitions, compared to $18.2 million during 2004 to complete the compulsory acquisition process. During 2004 the Company also completed the acquisition of Implex for cash consideration of $153.1 million, comprised of $98.6 million of initial cash consideration, earn-out payments of $51.9 million and direct acquisition costs of $2.6 million. Additions to other property, plant and equipment during 2004 were $100.8 million compared to $44.9 million in 2003. Increases were primarily to support the acquired Centerpulse businesses, to support sales growth and new product

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

launches and to fund the facility expansions in Warsaw, Indiana, Ponce, Puerto Rico, and Parsippany, New Jersey. Additions to instruments during 2004 were $139.6 million compared to $113.6 million in 2003. Increases in instrument purchases were primarily to support acquired Centerpulse businesses and to support new product launches. Also, additional instrument purchases were made during 2004 to support MIS Procedure growth, including the placement of over 2,000 MIS Quad-Sparing Knee Replacement and Mini-Incision Knee Replacement instrument sets in the field. During 2005 the Company expects purchases of other property, plant and equipment to increase to approximately $125 million to $135 million, as a result of ongoing facility expansions in Warsaw, Indiana, Ponce, Puerto Rico, Winterthur, Switzerland and Parsippany, New Jersey. Facility expansions are due to increased demand, the closure of the Austin, Texas, facility and the tripling of Trabecular Metal Technology production capacity. During 2005 the Company expects purchases of instruments to be approximately $145 million to $150 million as the Company continues to invest in instruments to support new products, sales growth and MIS procedures.
     Cash flows used in financing activities were $402.0 million in 2004 compared to $664.8 million provided by financing activities in 2003. The Company repaid $461.4 million of debt in 2004 utilizing cash on hand, cash generated from operating activities and $65.0 million in cash proceeds received from the exercise of Company stock options.
     As of December 31, 2004, the Company has the following committed financing arrangements: (i) $400 million 364-day revolving credit facility maturing May 2005, (ii) $800 million three-year revolving credit facility maturing June 2006 and (iii) $550 million five-year term loan facility maturing June 2008 (collectively, the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at December 31, 2004, were approximately $1.1 billion.
     On May 24, 2004, the Company renewed its $400 million 364-day revolving credit facility and amended its five-year term loan facility to $550 million and reduced its term loan pricing by 25 basis points.
     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets, as defined in the Senior Credit Facility. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If the Company falls below an investment grade credit rating, additional restrictions would result, including restrictions on investments and payment of dividends, as defined in the Senior Credit Facility. The Company intends to maintain a capital structure that is consistent with an investment grade credit rating. The Company was in compliance with all covenants under the Senior Credit Facility as of December 31, 2004. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.
     The Company also has available uncommitted credit facilities totaling $50 million.
     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company estimates total earn-out payments, including payments already made, to be in a range from $120 to $160 million. The Company expects to pay future earn-out payments, if any, with cash flows from operations and borrowings available under its Senior Credit Facility.
     The Company had $154.6 million in cash and equivalents, $18.9 million in restricted cash and total debt of $651.5 million as of December 31, 2004. At December 31, 2004, $70.2 million of cash and equivalents was held at Company locations outside the U.S. The Company expects cash on hand to be in excess of total outstanding debt by June 30, 2006, absent any cash requirements for acquisitions.
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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

CONTRACTUAL OBLIGATIONS

     The Company has entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates the Company’s contractual obligations:

			2006	2008	2010
			and	and	and
Contractual Obligations	Total	2005	2007	2009	Thereafter

Debt obligations	$651.5	$27.5	$449.0	$175.0	$–
Operating leases	103.0	23.5	34.2	17.7	27.6
Purchase obligations	16.1	15.5	0.6	–	–
Other long-term liabilities	420.9	–	135.7	30.5	254.7

Total contractual obligations	$1,191.5	$66.5	$619.5	$223.2	$282.3

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
          Commitments and Contingencies – Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. An actuarial model is used by the Company to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established represent management’s best estimate of the ultimate costs that it will incur under the various contingencies.
          Goodwill and Intangible Assets – The Company evaluates the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable. The Company evaluates the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. Changes to these assumptions could result in the Company being required to record impairment charges on these assets.
RECENT ACCOUNTING PRONOUNCEMENTS

     Information about recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements, which are included herein under Item 8.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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
FOREIGN CURRENCY EXCHANGE RISK

     The Company operates on a global basis and is exposed to the risk that its financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. The Company is primarily exposed to foreign currency exchange rate risk with respect to its transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars. The Company manages the foreign currency exposure centrally, on a combined basis, which allows the Company to net exposures and to take advantage of any natural offsets. In order to reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, the Company enters into derivative financial instruments in the form of foreign exchange forward contracts with major financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.
     The notional amounts of outstanding foreign exchange forward contracts, principally Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars, entered into with third parties, at December 31, 2004 and 2003, were $1,052 million and $506 million, respectively. For contracts outstanding at December 31, 2004, the Company has an obligation to purchase U.S. Dollars and sell Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2005 through December 2006. The weighted average contract rates outstanding are Euro: USD 1.20, USD: Swiss Franc 1.25, USD: Yen 110, British Pound: USD 1.76, USD: Canadian Dollar 1.37 and Australian Dollar: USD 0.65.
     The Company maintains written policies and procedures governing its risk management activities. The Company’s policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of its risk management program, the Company also performs sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2004, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar and Australian Dollar, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2007, depending on the direction of the change, by an average approximate amount of $62.1 million, $21.8 million, $20.3 million, $6.3 million, $4.4 million and $3.7 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar and Australian Dollar contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.
     The Company had net investment exposures to net foreign currency denominated assets and liabilities of approximately $1,860 million at December 31, 2004, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,140 million of the net asset exposure at December 31, 2004 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.
     The Company enters into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, foreign currency translation gains/ losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” are generally offset with gain/losses on the foreign currency forward exchange contracts in the same reporting period.
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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

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
     The Company’s exposure to interest rate risk arises principally from the variable rates associated with its credit facilities. The Company is subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and its uncommitted credit facilities. Presently, all of its debt outstanding bears interest at short-term rates. The Company currently does not hedge its interest rate exposure, but may do so in the future. Based upon the Company’s overall interest rate exposure as of December 31, 2004, a change of 10 percent in interest rates (or 25 basis points), assuming the amount outstanding remains constant, would result in an annual increase of interest expense of approximately $1.0 million. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action, nor management actions to mitigate interest rate changes. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.
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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Management’s Report on Internal Control Over Financial Reporting

       The management of Zimmer Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, the Company’s internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on our assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent auditors have audited our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

      We have completed an integrated audit of Zimmer Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 4, the Company changed its method of accounting for instruments effective January 1, 2003.

Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing at the conclusion of Item 7A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, IL
March 9, 2005

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Consolidated Statements of Earnings

(in millions, except per share amounts)

For the Years Ended December 31,	2004	2003	2002

Net Sales	$2,980.9	$1,901.0	$1,372.4
Cost of products sold	779.9	516.2	344.8

Gross Profit	2,201.0	1,384.8	1,027.6

Research and development	166.7	105.8	80.7
Selling, general and administrative	1,190.0	737.5	546.0
In-process research and development	–	11.2	–
Acquisition and integration	81.1	79.6	–

Operating expenses	1,437.8	934.1	626.7

Operating Profit	763.2	450.7	400.9
Interest expense	31.7	13.2	12.0

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	731.5	437.5	388.9
Provision for income taxes	189.6	146.8	131.1
Minority interest	(0.1)	0.5	–

Earnings before cumulative effect of change in accounting principle	541.8	291.2	257.8
Cumulative effect of change in accounting principle, net of tax	–	55.1	–

Net Earnings	$541.8	$346.3	$257.8

Earnings Per Common Share – Basic
Earnings before cumulative effect of change in accounting principle	$2.22	$1.40	$1.33
Cumulative effect of change in accounting principle, net of tax	–	0.27	–

Earnings Per Common Share – Basic	$2.22	$1.67	$1.33

Earnings Per Common Share – Diluted
Earnings before cumulative effect of change in accounting principle	$2.19	$1.38	$1.31
Cumulative effect of change in accounting principle, net of tax	–	0.26	–

Earnings Per Common Share – Diluted	$2.19	$1.64	$1.31

Pro Forma Amounts Assuming the New Accounting Principle is Applied Retroactively
Net Earnings	$541.8	$291.2	$260.8
Earnings Per Common Share – Basic	$2.22	$1.40	$1.34
Earnings Per Common Share – Diluted	$2.19	$1.38	$1.33
Weighted Average Common Shares Outstanding
Basic	244.4	207.7	194.5
Diluted	247.8	211.2	196.8
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Consolidated Balance Sheets

(in millions, except share amounts)

December 31,	2004	2003

ASSETS
Current Assets:
Cash and equivalents	$154.6	$77.5
Restricted cash	18.9	14.5
Accounts receivable, less allowance for doubtful accounts	524.8	486.4
Inventories, net	536.0	527.7
Prepaid expenses	54.0	43.5
Deferred income taxes	272.6	189.1

Total Current Assets	1,560.9	1,338.7
Property, plant and equipment, net	628.5	525.2
Goodwill	2,528.9	2,291.8
Intangible assets, net	794.8	760.5
Other assets	182.4	239.8

Total Assets	$5,695.5	$5,156.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$131.6	$127.6
Income taxes payable (receivable)	34.2	(59.0)
Other current liabilities	507.7	475.4
Short-term debt	27.5	101.3

Total Current Liabilities	701.0	645.3
Other long-term liabilities	420.9	352.6
Long-term debt	624.0	1,007.8

Total Liabilities	1,745.9	2,005.7

Commitments and Contingencies (Note 16)
Minority Interest	7.1	7.0
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 245.5 million (242.4 million in 2003) issued and outstanding	2.5	2.4
Paid-in capital	2,485.2	2,342.5
Retained earnings	1,201.5	659.7
Accumulated other comprehensive income	253.3	138.7

Total Stockholders’ Equity	3,942.5	3,143.3

Total Liabilities and Stockholders’ Equity	$5,695.5	$5,156.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Consolidated Statements of Stockholders’ Equity

(in millions)

					Accumulated
	Common Shares				Other	Total
			Paid-in	Retained	Comprehensive	Stockholders’
	Number	Amount	Capital	Earnings	Income	Equity

Balance January 1, 2002	193.9	$1.9	$4.4	$55.6	$16.8	$78.7
Net earnings	–	–	–	257.8	–	257.8
Other comprehensive income	–	–	–	–	(2.8)	(2.8)
Stock option exercises	1.3	0.1	30.9	–	–	31.0
Other	–	–	1.6	–	–	1.6

Balance December 31, 2002	195.2	2.0	36.9	313.4	14.0	366.3
Net earnings	–	–	–	346.3	–	346.3
Other comprehensive income	–	–	–	–	124.7	124.7
Centerpulse and InCentive Exchange Offers net of $(11.9) million equity issuance costs	44.5	0.4	2,211.6	–	–	2,212.0
Stock option exercises	2.7	–	88.1	–	–	88.1
Other	–	–	5.9	–	–	5.9

Balance December 31, 2003	242.4	2.4	2,342.5	659.7	138.7	3,143.3
Net earnings	–	–	–	541.8	–	541.8
Other comprehensive income	–	–	–	–	114.6	114.6
Centerpulse and InCentive compulsory acquisition	0.6	–	28.1	–	–	28.1
Stock option exercises	2.5	0.1	104.3	–	–	104.4
Other	–	–	10.3	–	–	10.3

Balance December 31, 2004	245.5	$2.5	$2,485.2	$1,201.5	$253.3	$3,942.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Consolidated Statements of Cash Flows

(in millions)

For the Years Ended December 31,	2004	2003	2002

Cash flows provided by (used in) operating activities:
Net earnings	$541.8	$346.3	$257.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	181.3	103.3	25.3
Inventory step-up	59.4	42.7	–
Write off of in-process research and development	–	11.2	–
Cumulative effect of change in accounting principle	–	(89.1)	–
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	139.2	117.8	29.9
Receivables	(10.6)	(39.0)	(25.0)
Inventories	(44.7)	(53.0)	(59.7)
Accounts payable and accrued liabilities	(3.1)	75.9	(12.2)
Other assets and liabilities	(1.1)	(21.3)	4.1

Net cash provided by operating activities	862.2	494.8	220.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(139.6)	(113.6)	–
Additions to other property, plant and equipment	(100.8)	(44.9)	(33.7)
Centerpulse and InCentive acquisitions, net of acquired cash	(18.2)	(927.7)	–
Implex acquisition, net of acquired cash	(153.1)	–	–
Proceeds from note receivable	25.0	–	–
Investments in other assets	(1.6)	(16.5)	(2.0)

Net cash used in investing activities	(388.3)	(1,102.7)	(35.7)

Cash flows provided by (used in) financing activities:
Net proceeds/(payments) on lines of credit	(561.4)	170.6	(212.8)
Proceeds from term loans	100.0	550.0	–
Payments on term loans	–	(100.0)	–
Proceeds from exercise of stock options	65.0	70.5	23.9
Debt issuance costs	(0.6)	(19.4)	–
Equity issuance costs	(5.0)	(6.9)	–

Net cash provided by (used in) financing activities	(402.0)	664.8	(188.9)

Effect of exchange rates on cash and equivalents	5.2	4.9	1.7

Increase (decrease) in cash and equivalents	77.1	61.8	(2.7)
Cash and equivalents, beginning of year	77.5	15.7	18.4

Cash and equivalents, end of year	$154.6	$77.5	$15.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Consolidated Statements of Comprehensive Income

(in millions)

For the Years Ended December 31,	2004	2003	2002

Net Earnings	$541.8	$346.3	$257.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	145.5	156.6	13.5
Unrealized foreign currency hedge losses, net of tax effects of $10.0 in 2004, $21.6 in 2003 and $7.5 in 2002	(48.7)	(35.3)	(12.2)
Reclassification adjustments on foreign currency hedges, net of tax effects of $(9.6) in 2004, $(2.1) in 2003 and $2.1 in 2002	15.7	3.4	(3.5)
Unrealized gains on securities, net of tax effect of $(1.5)	2.4	–	–
Minimum pension liability, net of tax effects of $0.2 in 2004 and $0.4 in 2002	(0.3)	–	(0.6)

Other comprehensive income (loss)	114.6	124.7	(2.8)

Comprehensive Income	$656.4	$471.0	$255.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements

1.	BUSINESS

     Zimmer Holdings, Inc. and its subsidiaries (individually and collectively the “Company”) design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products. Joint reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include surgical supplies and instruments designed to aid in orthopedic surgical procedures. The Company also has a limited array of sports medicine products.
     The Company has operations in more than 24 countries and markets its products in more than 100 countries. The Company operates in a single industry but has three reportable geographic segments, the Americas, Europe and Asia Pacific.

2.	SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings, Inc. and its subsidiaries in which it holds a controlling equity position. Investments in companies in which the Company exercises significant influence over the operating and financial affairs, but does not control, are accounted for under the equity method. Under the equity method, the Company records the investment at cost and adjusts the carrying amount of the investment by its proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.
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
     Revenue Recognition – The Company sells product through three principal channels: 1) direct to health care institutions, 2) through stocking distributors and healthcare dealers and 3) directly to dental practices and dental laboratories. The direct channel accounts for greater than 80 percent of the Company’s revenue. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as the Company retains title and maintains the inventory on the Company’s balance sheet. Upon use, the Company issues an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. The Company tracks sales volumes by contract and as contractual volume thresholds are achieved, the higher discounts are applied at an item level on customer invoices. As such, discounts are reflected in revenue as earned. The Company also accrues for anticipated price adjustments, which can occur subsequent to invoicing, based on reasonable estimates derived from past experience. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, which account for less than 20 percent of the Company’s revenue, when title to product passes to the distributor, healthcare dealer, dental practice or dental laboratory, generally upon shipment. Product is generally sold to distributors on secured credit terms at fixed prices for specified periods. A distributor may return product in the event that the Company terminates the relationship. Under those circumstances, the Company records an estimated sales return in the period in which constructive notice of termination is given to a distributor.
     The reserves for doubtful accounts were $28.4 million and $29.5 million as of December 31, 2004 and 2003, respectively.
     Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales, and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative.
     Acquisition and Integration – The Company recognizes incremental expenses resulting directly from the acquisitions of Centerpulse and Implex as “Acquisition and integration”

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

expenses. Acquisition and integration expenses for the years ended December 31, 2004 and 2003, included (in millions):

For the Years Ended December 31,	2004	2003

Sales agent and lease contract terminations	$24.4	$36.1
Integration consulting	24.2	15.4
Employee severance and retention	9.4	10.2
Professional fees	7.8	6.4
Integration personnel	5.2	2.0
Information technology integration	4.3	–
Other	5.8	9.5

	$81.1	$79.6

     Cash and Equivalents – The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents are valued at cost, which approximates their fair value. The Company has restricted cash primarily composed of cash held in escrow related to certain insurance coverage.
     Inventories – Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on a first-in first-out basis.
     Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed on a straight-line method based on the estimated useful lives of ten to forty years for buildings and improvements, three to eight years for machinery and equipment and generally five years for instruments. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.
     Goodwill – The Company accounts for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units, which are consistent with the Company’s reportable operating segments. The Company performs annual impairment tests in accordance with SFAS No. 142 by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon discounted cash flows, market multiples or appraised values as appropriate.
     Intangible Assets – The Company accounts for intangible assets in accordance with SFAS No. 142. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful lives of indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer related intangibles and patents and licenses are amortized over their estimated useful life, ranging from seven to thirty years. Intangible assets with an indefinite life are tested for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
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
     Derivative Financial Instruments – The Company accounts for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. The Company maintains written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited. The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, generally intercompany sales

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

and purchases expected to occur within the next twelve to twenty-four months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. Formal documentation is maintained of the Company’s objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. The Company’s policy requires that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. The Company, therefore, performs quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and that forecasted transactions have not changed. The Company also assesses on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the years ended December 31, 2004, 2003 and 2002, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.
     The notional amounts of outstanding foreign exchange forward contracts, principally Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars, entered into with third parties, at December 31, 2004, were $1,052.3 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2004, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $97.3 million, or $73.4 million net of taxes, which is deferred in other comprehensive income, of which, $57.9 million, or $46.2 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.
     The Company also enters into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency translation gains/ losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” are generally offset with gains/ losses on the foreign currency forward exchange contracts in the same reporting period.
     Stock Compensation – At December 31, 2004, the Company had three stock-option compensation plans for employees, which are described more fully in Note 13, an employee stock purchase plan and a restricted stock plan for certain key members of management. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No compensation cost is reflected in net income for the stock-option compensation plans, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of grant. No compensation cost is reflected in net income for the employee stock purchase plan under the provisions of APB 25, which allows a discounted purchase price under Section 423 of the Internal Revenue Code. Compensation cost related to restricted stock is recognized in earnings over the vesting period of the stock, which is generally five years. Compensation cost related to restricted stock was not significant for the years ended December 31, 2004, 2003 and 2002. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

For the Years Ended December 31,	2004	2003	2002

Net earnings, as reported	$541.8	$346.3	$257.8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(26.0)	(14.3)	(12.7)

Pro forma net earnings	$515.8	$332.0	$245.1

Earnings per share:
Basic – as reported	$2.22	$1.67	$1.33
Basic – pro forma	2.11	1.60	1.26
Diluted – as reported	2.19	1.64	1.31
Diluted – pro forma	2.08	1.57	1.25
Weighted average shares outstanding:
Basic	244.4	207.7	194.5
Diluted	247.8	211.2	196.8
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2004	2003	2002

Dividend Yield	–%	–%	–%
Volatility	28.0%	27.1%	30.3%
Risk-free interest rate	3.4%	3.1%	4.6%
Expected life (years)	5	5	5
     The weighted average fair value for options granted during 2004, 2003 and 2002 was $21.85, $12.85 and $10.63, respectively.
     Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. The Company’s other comprehensive income is comprised of unrealized foreign currency hedge gains and losses, minimum pension liability adjustments, unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The components of accumulated other comprehensive income are as follows (in millions):

					Accumulated
	Foreign	Foreign	Minimum	Unrealized	Other
	Currency	Currency	Pension	Gains on	Comprehensive
	Translation	Hedges	Liability	Securities	Income

Beginning balance at January 1, 2004	$179.7	$(40.4)	$(0.6)	$–	$138.7
Other comprehensive income (loss)	145.5	(33.0)	(0.3)	2.4	114.6

Balance at December 31, 2004	$325.2	$(73.4)	$(0.9)	$2.4	$253.3

     Accounting Pronouncements – In November 2004, the FASB issued FASB Staff Position (“FSP”) 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” and FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-1 states that a company’s deduction under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. FSP 109-2 provides accounting and disclosure guidance for repatriation provisions included under the Act. FSP 109-1 and FSP 109-2 were both effective upon issuance. The adoption of these FSP’s did not have a material impact on the Company’s financial position, results of operations or cash flows in 2004.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense. SFAS No. 151 requires that fixed overhead production costs be applied to inventory at “normal capacity” and any excess fixed overhead production costs be charged to expense in the period in which they were incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The company does not expect SFAS No. 151 to have a material impact on its financial position, results of operations, or cash flows.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, which is effective for fiscal years beginning after June 15, 2004. The Company does not routinely engage in exchanges of nonmonetary assets; as such, SFAS No. 153 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
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
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS No. 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. The Company has disclosed the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. SFAS 123(R) contains three methodologies for adoption: 1) adopt SFAS 123(R) on the effective date for interim periods thereafter, 2) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate prior interim periods included in the fiscal year of adoption under the provisions of SFAS 123, or 3) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate all prior interim periods under the provisions of SFAS 123. The Company has not determined an adoption methodology. The Company is in the process of assessing the impact that SFAS 123(R) will have on its financial position, results of operations and cash flows. SFAS 123(R) is effective for the Company on July 1, 2005.

3.	ACQUISITIONS

Centerpulse AG and InCentive Capital AG
     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse, a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. The Company also closed its exchange offer for InCentive, a company that, at the Closing Date, owned only cash and beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reason for making the Centerpulse and InCentive exchange offers (the “Exchange Offers”) was to create a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, including joint and dental, spine implants, and trauma products. The strategic compatibility of the products and technologies of the Company and Centerpulse is expected to provide significant earnings power and a strong platform from which it can actively pursue growth opportunities in the industry. For the Company, Centerpulse provides a unique platform for growth and diversification in Europe as well as in the spine and dental areas of the medical device industry. As a result of the Exchange Offers, the Company beneficially owned 98.7 percent of the issued Centerpulse shares (including the Centerpulse shares owned by InCentive) and 99.9 percent of the issued InCentive shares on the Closing Date.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Pursuant to Swiss law, the Company initiated the compulsory acquisition process to acquire all of the shares of Centerpulse and InCentive that remained outstanding following the Exchange Offers, and completed this process on April 29, 2004. The aggregate consideration paid by the Company for shares acquired pursuant to the compulsory acquisition process was $42.3 million, consisting of Company common stock valued at $28.1 million (562,870 shares exchanged) and $14.2 million of cash. In accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”, the fair value of the Company’s common stock issued pursuant to the compulsory acquisition process was determined to be $49.93 per share based upon the average closing price of the Company’s common stock two days before and after the date when sufficient Centerpulse and InCentive shares had been tendered to make the Exchange Offers binding (August 27, 2003). The aggregate consideration paid by the Company in the Exchange Offers, including amounts paid pursuant to the compulsory acquisition process, was $3,495.7 million, consisting of Company common stock valued at $2,252.0 million (45,101,640 shares exchanged), $1,201.3 million of cash and $42.4 million of direct acquisition costs.
     The Exchange Offers were accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”. Accordingly, Centerpulse and InCentive results of operations have been included in the Company’s consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities were recorded at their estimated fair values in the Company’s consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill.
     The Company finalized the purchase price allocation in 2004 in accordance with U.S. generally accepted accounting principles. During the year ended December 31, 2004, the Company adjusted certain estimates included in the preliminary purchase price allocation, including estimated fair values of certain acquired investments, intangible assets, inventory, fixed assets, income tax liabilities, product liabilities and other legal liabilities. In accordance with SFAS No. 141, all adjustments to the purchase price allocation have been reflected as changes to goodwill. See Note 7 for the changes in the carrying amount of goodwill during the year ended December 31, 2004.
     The purchase price allocation was based on information available to the Company, and expectations and assumptions deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected.
     The following table summarizes the fair values of the assets acquired and liabilities assumed at the Closing Date.

(in millions)

As of
October 2, 2003

Current assets	$793.6
Property, plant and equipment	179.3
Intangible assets not subject to amortization:
Trademarks and trade names	207.4
Intangible assets subject to amortization:
Core technology	110.6
Developed technology	303.0
Trademarks and trade names	30.4
Customer relationships	44.0
In-process research and development	11.2
Deferred taxes	579.5
Other assets	75.7
Goodwill	2,293.5

Total assets acquired	4,628.2

Short-term debt	306.3
Deferred taxes	250.3
Other current liabilities	299.7
Integration liability	67.6
Long-term liabilities	208.6

Total liabilities assumed	1,132.5

Net assets acquired	$3,495.7

     In 2003, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. In accordance with EITF 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities were included in the allocation of the purchase price. Reductions to the integration liability of $8.1 million during the purchase price allocation period were recorded as adjustments to goodwill. Increases to the liability subsequent to the completion of the allocation period are expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period are recorded as adjustments to goodwill.
     The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through the Company’s integration plan. The Company began phasing-out production at its Austin, Texas manufacturing facility in 2004. The phase-out will result in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility will be sourced from the Company’s other manufacturing facilities. The Company has begun to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The Austin phase-out is expected to be completed

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

in 2005. As of December 31, 2004, approximately 420 Centerpulse employees had been involuntarily terminated. With a few exceptions, the Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of December 31, 2004, is as follow (in millions):

	Employee
	Termination	Contract	Employee
	Benefits	Terminations	Relocation	Total

Balance, Closing Date	$49.7	$22.6	$3.4	$75.7
Cash Payments	(20.7)	(0.2)	–	(20.9)

Balance, December 31, 2003	29.0	22.4	3.4	54.8
Cash Payments	(19.2)	(2.3)	(1.3)	(22.8)
Additions/(Reductions)	2.1	(11.8)	1.6	(8.1)

Balance, December 31, 2004	$11.9	$8.3	$3.7	$23.9

     The $11.8 million reduction in contract terminations during the year ended December 31, 2004 primarily resulted due to the assignment of $5.2 million of lease obligations related to closed Centerpulse facilities and a $7.9 million reduction in estimated Centerpulse distributor contract termination payments, offset by $1.3 million of miscellaneous adjustments related to the restructuring or termination of certain Centerpulse contractual obligations. The $2.1 million and $1.6 million increases in employee termination benefits and employee relocation, respectively, during the year ended December 31, 2004 is a result of the finalization of the integration plan, including decisions on management structure and consolidation of facilities.
     The $11.2 million assigned to in-process research and development was written off as of the Closing Date in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”. The fair value of acquired in-process research and development was determined in accordance with the AICPA practice aid entitled “Assets Acquired in a Purchase Business Combination to be used in Research and Development Activities” and was primarily based upon the estimated present value of future after-tax cash flows of acquired in-process research and development projects.
     Goodwill of $1,316.2 million, $870.5 million and $106.8 million was assigned to the Americas, Europe and Asia Pacific geographic segments, respectively. None of the goodwill is deductible for tax purposes. See Note 7 for more information related to goodwill and acquired intangible assets.
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

(Unaudited; in millions, except per share amounts)

Year Ended December 31,	2003	2002

Net Sales	$2,589.6	$2,167.9
Earnings before cumulative effect of change in accounting principle	453.5	312.6
Net Earnings	508.6	312.6
Earnings Per Share, before cumulative effect of change in accounting principle – Diluted	$1.85	$1.30
Earnings Per Share – Diluted	$2.08	$1.30
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
Implex Corp.
     On April 23, 2004, the Company acquired Implex, a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement (“Merger Agreement”). The Company acquired 100 percent of the shares of Implex for an initial cash consideration of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by Zimmer to Implex pursuant to their existing alliance agreement and other items. The aggregate cash consideration paid by the Company through December 31, 2004 was $153.1 million, consisting of a $98.6 million payment at closing (including $9.8 million delivered to an escrow agent to be held for eighteen months, subject to possible indemnification claims of the Company), $2.6 million of direct acquisition costs and $51.9 million of earn-out payments made pursuant to the Merger Agreement. The acquisition is a culmination of a distribution and strategic alliance agreement, under which

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

the Company and Implex had been operating since 2000, relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal Technology.
     The Merger Agreement contains provisions for additional annual cash earn-out payments that are based on year-over-year sales growth through 2006 of certain products that incorporate Trabecular Metal Technology. The Company estimates total earn-out payments, including payments already made, to be in a range from $120 to $160 million. These earn-out payments represent contingent consideration and, in accordance with SFAS No. 141 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”, are recorded as an additional cost of the transaction upon resolution of the contingency and therefore increase goodwill.
     The Implex acquisition was accounted for under the purchase method of accounting pursuant to SFAS No. 141. Accordingly, Implex results of operations have been included in the Company’s consolidated results of operations subsequent to April 23, 2004, and its respective assets and liabilities have been recorded at their estimated fair values in the Company’s consolidated statement of financial position as of April 23, 2004, with the excess purchase price being allocated to goodwill. Pro forma financial information has not been included as the acquisition did not have a material impact upon the Company’s financial position, results of operations or cash flows.
     The Company completed the preliminary purchase price allocation in accordance with U.S. generally accepted accounting principles. The process included interviews with management, review of the economic and competitive environment and examination of assets including historical performance and future prospects. The preliminary purchase price allocation was based on information currently available to the Company, and expectations and assumptions deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions used to estimate expected technology based product revenues, development costs or profitability, or the events associated with such technology, will occur as projected. The final purchase price allocation may vary from the preliminary purchase price allocation. The final valuation and associated purchase price allocation is expected to be completed as soon as possible, but no later than one year from the date of acquisition. To the extent that the estimates need to be adjusted, the Company will do so.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the Implex acquisition:

(in millions)

As of
April 23, 2004

Current assets	$23.1
Property, plant and equipment	4.5
Intangible assets subject to amortization:
Core technology (30 year useful life)	3.6
Developed technology (30 year useful life)	103.9
Other assets	14.4
Goodwill	61.0

Total assets acquired	210.5

Current liabilities	14.1
Deferred taxes	43.3

Total liabilities assumed	57.4

Net assets acquired	$153.1

4.	CHANGE IN ACCOUNTING PRINCIPLE

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

new capitalization method as if applied in years prior to 2003 is included in earnings during the year ended December 31, 2003. The pro forma amounts shown on the consolidated statement of earnings have been adjusted for the effect of the retroactive application on depreciation and related income taxes.

5.	INVENTORIES

     Inventories at December 31, 2004 and 2003, consist of the following (in millions):

	2004	2003

Finished goods	$420.5	$384.3
Raw materials and work in progress	112.2	90.8
Inventory step-up (primarily finished goods)	3.3	52.6

Inventories, net	$536.0	$527.7

     Reserves for obsolete and slow-moving inventory were $124.1 million and $129.1 million at December 31, 2004 and 2003, respectively. Inventory step-up includes $3.3 million from the Implex acquisition at December 31, 2004 and $52.6 million from the Centerpulse acquisition at December 31, 2003. Both the Centerpulse step-up and Implex step-up values were based upon estimated sales prices less distribution costs and a profit allowance.

6.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2004 and 2003, was as follows (in millions):

	2004	2003

Land	$20.0	$22.0
Building and equipment	677.1	600.3
Instruments	557.8	431.4
Construction in progress	57.9	20.1

	1,312.8	1,073.8
Accumulated depreciation	(684.3)	(548.6)

Property, plant and equipment, net	$628.5	$525.2

     Depreciation expense was $142.2 million, $92.4 million and $25.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in millions):

			Asia
	Americas	Europe	Pacific	Total

Balance at January 1, 2003	$–	$–	$–	$–
Acquisition of Centerpulse and InCentive	1,263.6	836.3	104.8	2,204.7
Acquisition of TransFx	11.9			11.9
Currency translation	–	69.7	5.5	75.2

Balance at December 31, 2003	1,275.5	906.0	110.3	2,291.8

Completion of Centerpulse and InCentive compulsory acquisition process	24.3	16.0	2.0	42.3
Acquisition of Implex	61.0	–	–	61.0
Change in preliminary fair value estimates of Centerpulse related to:
Intangible assets	10.7	26.5	–	37.2
Income taxes	(33.7)	6.6	0.3	(26.8)
Property, plant and equipment	(5.3)	(3.1)	–	(8.4)
Inventories	6.5	1.8	–	8.3
Integration liability	4.9	(12.8)	(0.2)	(8.1)
Other assets	10.3	–	–	10.3
Preacquisition contingencies	37.9	–	–	37.9
Other	(3.0)	(0.8)	(0.1)	(3.9)
Currency translation	–	83.0	4.3	87.3

Balance at December 31, 2004	$1,389.1	$1,023.2	$116.6	$2,528.9

     The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total

As of December 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$34.1	$635.4
Accumulated amortization	(8.0)	(31.9)	(3.8)	(1.3)	(13.7)	(58.7)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	218.1	–	–	218.1

Total identifiable intangible assets	$109.9	$385.4	$246.0	$33.1	$20.4	$794.8

As of December 31, 2003:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$318.8	$33.1	$34.4	$23.6	$528.8
Accumulated amortization	(1.6)	(5.5)	(0.8)	(0.3)	(11.4)	(19.6)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	251.3	–	–	251.3

Total identifiable intangible assets	$117.3	$313.3	$283.6	$34.1	$12.2	$760.5

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     Total amortization expense for finite-lived intangible assets was $39.1 million and $10.9 million for the years ended December 31, 2004 and 2003, respectively, and was recorded as part of selling, general and administrative. Amortization expense for the year ended December 31, 2002 was not significant. Estimated annual amortization expense for the years ending December 31, 2005 through 2009 is $38.2 million, $38.1 million, $37.9 million, $37.9 million and $37.9 million, respectively.
     The useful lives of intangible assets range from 11 to 30 years. In determining the useful lives of intangible assets, the Company considers the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology based intangible assets, the Company considers the expected product life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology. Trademarks and trade names that do not have a wasting characteristic (i.e. there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life) are assigned an indefinite life. Trademarks and trade names that are related to products expected to be phased out are assigned lives consistent with the period in which the products bearing each brand are expected to be sold. For customer relationship intangible assets, the Company assigns useful lives based upon historical levels of customer attrition.

8.	OTHER CURRENT AND LONG-TERM LIABILITIES

     Other current and long-term liabilities at December 31, 2004 and 2003, consist of the following (in millions):

	2004	2003

Other current liabilities:
Service arrangements	$114.3	$92.9
Fair value of derivatives	72.8	56.4
Salaries, wages and benefits	54.7	60.5
Litigation liability	38.3	59.5
Integration liability	23.9	54.8
Accrued liabilities	203.7	151.3

Total other current liabilities	$507.7	$475.4

Other long-term liabilities:
Long-term income tax payable	$156.7	$128.9
Other long-term liabilities	264.2	223.7

Total other long-term liabilities	$420.9	$352.6

9.	DEBT

     The Company has the following committed financing arrangements: (i) $400 million 364-day revolving credit facility maturing May 2005, (ii) $800 million three-year revolving credit facility maturing June 2006 and (iii) $550 million five-year term loan facility maturing June 2008 (collectively, the “Senior Credit Facility”). There is no prepayment penalty included in the Senior Credit Facility. The $800 million three-year revolving credit facility has a multi-currency option of up to an aggregate principal amount of $350 million. In addition to the Senior Credit Facility, the Company has uncommitted, unsecured revolving lines of credit totaling $50 million.
     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings may bear interest at the appropriate LIBOR-based rate, or an alternative base rate, plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement. Financial covenants include a maximum leverage ratio and a minimum interest coverage ratio. The Company was in compliance with all covenants under the Senior Credit Facility as of December 31, 2004. Commitments under the $400 million 364-day revolving credit facility and the $800 million three-year revolving credit facility are subject to certain fees, including a facility and a utilization fee.
     Outstanding debt as of December 31, 2004 and 2003 consists of the following (in millions):

	2004	2003

Senior Credit Facility
364-day revolving credit facility	$–	$100.0
Three-year revolving credit facility	97.8	552.4
Five-year term loan	550.0	450.0
Uncommitted credit facilities	1.1	0.6
Other	2.6	6.1

Total debt	651.5	1,109.1
Less: Current Portion	27.5	101.3

Total Long-Term Debt	$624.0	$1,007.8

     The weighted average interest rates for borrowings under the five year term loan and three-year revolving credit facility were 3.42 percent and 0.58 percent, respectively, at December 31, 2004. Borrowings under the three-year revolving credit facility at December 31, 2004 are Japanese Yen based borrowings. The Company paid $27.9 million, $6.3 million and $13.0 million in interest during 2004, 2003 and 2002, respectively.
     Maturities of obligations outstanding under the five-year term loan at December 31, 2004, are $25.0 million, $100.0 million, $250.0 million and $175.0 million for the years ended December 31, 2005 through 2008, respectively. The carrying value of the Company’s borrowings approximates fair value due to their short-term interest rates.
     Debt issuance costs of $20.5 million were incurred to obtain the Senior Credit Facility arrangement. These costs were capitalized and are amortized to interest expense over the lives of the related facilities. At December 31, 2004, unamortized debt issuance costs were $9.1 million.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

10.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

     The Company has defined benefit pension plans covering certain U.S. and Puerto Rico employees who were hired before September 2, 2002. Employees hired after September 2, 2002 are not part of the U.S. and Puerto Rico defined benefit plans, but do receive additional benefits under the Company’s defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s average eligible compensation or a monthly retirement benefit amount. In addition to the U.S. and Puerto Rico defined benefit pension plans, the Company sponsors various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans. As a result of the consummation of the Exchange Offers, the Company acquired the obligations and assets of certain Centerpulse defined benefit plans as of the Closing Date.
     The Company also provides comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico eligible retirees who elect to participate in the Company’s comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico. Employees hired after September 2, 2002, are not eligible for retiree medical and life insurance benefits.
     The Company uses a December 31 measurement date for its benefit plans.
     The components of net pension expense for the years ended December 31 for the Company’s defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.

	2004	2003	2002	2004	2003	2002

Service cost	$9.7	$8.6	$7.2	$13.1	$4.9	$2.0
Interest cost	4.2	3.1	2.0	4.8	2.0	0.7
Expected return on plan assets	(4.8)	(2.8)	(1.2)	(5.8)	(2.2)	(1.0)
Amortization of prior service cost	(0.1)	(0.2)	0.1	0.4	1.9	–
Amortization of unrecognized actuarial loss	0.9	0.5	0.1	0.6	0.4	0.2

Net periodic benefit cost	$9.9	$9.2	$8.2	$13.1	$7.0	$1.9

     The weighted average actuarial assumptions used to determine net pension expense for the Company’s defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2004	2003	2002	2004	2003	2002

Discount rate	6.75%	7.00%	7.25%	3.81%	4.08%	4.25%
Rate of compensation increase	3.60%	3.62%	3.60%	1.57%	2.27%	3.17%
Expected long-term return on plan assets	8.75%	9.00%	9.00%	4.83%	4.77%	5.95%
     The expected long-term rates of return on plan assets is based on the period expected benefits will be paid and the historical rates of return on the different asset classes held in the plans. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. The Company believes that historical asset results approximate expected market returns applicable to the funding of a long-term benefit obligation.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Changes in projected benefit obligations and plan assets, for the years ended December 31, 2004 and 2003 for the Company’s pension plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2004	2003	2004	2003

Projected benefit obligation – beginning of year	$63.8	$42.5	$130.2	$21.6
Obligation assumed from Centerpulse	–	–	–	101.1
Plan amendments	(0.1)	0.7	–	–
Service cost	9.7	8.6	13.1	4.9
Interest cost	4.2	3.1	4.8	2.0
Employee contributions	–	–	4.3	2.3
Benefits paid	(0.7)	(0.6)	(20.9)	(7.8)
Actuarial (gain) loss	12.3	9.5	0.6	(6.4)
Translation loss	–	–	10.9	12.5

Projected benefit obligation – end of year	$89.2	$63.8	$143.0	$130.2

Plan assets at fair market value – beginning of year	$45.5	$21.4	$128.0	$17.3
Assets contributed by Centerpulse	–	–	–	94.3
Actual return on plan assets	5.4	6.8	2.3	4.8
Company contributions	16.5	18.1	9.1	6.3
Employee contributions	–	–	7.8	3.2
Benefits paid	(0.7)	(0.6)	(20.9)	(7.8)
Expenses	(0.6)	(0.2)	–	–
Translation gain	–	–	10.9	9.9

Plan assets at fair market value – end of year	$66.1	$45.5	$137.2	$128.0

Funded status	$(23.1)	$(18.3)	$(5.8)	$(2.2)
Unrecognized prior service cost	(0.6)	(0.7)	1.2	–
Unrecognized actuarial (gain) loss	26.4	15.0	0.8	(0.6)

Net amount recognized	$2.7	$(4.0)	$(3.8)	$(2.8)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$5.8	$2.1	$6.1	$6.9
Accrued benefit liability	(4.6)	(7.2)	(9.9)	(9.7)
Accumulated other comprehensive income	1.5	1.1	–	–

Net amount recognized	$2.7	$(4.0)	$(3.8)	$(2.8)

     The weighted average actuarial assumptions used to determine the projected benefit obligation for the Company’s defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2004	2003	2002	2004	2003	2002

Discount rate	6.25%	6.75%	7.00%	3.75%	4.03%	4.17%
Rate of compensation increase	3.84%	3.62%	3.60%	2.22%	2.27%	3.17%
     Plans with projected benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2004	2003	2004	2003

Benefit obligation	$82.9	$58.8	$38.9	$32.1
Plan assets at fair market value	58.1	39.7	30.2	24.3
     Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2004 and 2003 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2004	2003	2004	2003

Accumulated benefit obligation	$4.0	$–	$16.2	$10.6
Plan assets at fair market value	–	–	12.5	9.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $53.0 million and $35.1 million as of December 31, 2004 and 2003, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $126.6 million and $115.6 million as of December 31, 2004 and 2003, respectively.
     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2005	$0.8	$9.1
2006	1.1	10.5
2007	1.5	13.1
2008	2.1	12.6
2009	2.9	12.8
2010 – 2014	30.4	54.5
     The Company’s weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	U.S. and
	Puerto Rico		Non-U.S.

Asset Category	2004	2003	2004	2003

Equity Securities	65%	65%	37%	36%
Debt Securities	35	35	35	35
Real Estate	–	–	15	15
Cash Funds	–	–	5	5
Other	–	–	8	9

Total	100%	100%	100%	100%

     The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while avoiding risk. The Company has established target ranges of assets held by the plans of 50 to 75 percent for equity securities and 25 to 50 percent for debt securities. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans are rebalanced quarterly based upon the target asset allocation of the plans.
     The investment strategies of non-U.S. based plans vary according to the plan provisions and local laws. The majority of the assets in non-U.S. based plans are located in Switzerland based plans. These assets are held in trusts and are commingled with the assets of other Swiss companies, with representatives of all the companies making the investment decisions. The overall strategy is to maximize total returns while avoiding risk. The trustees of the assets have established target ranges of assets held by the plans of 30 to 50 percent in debt securities, 20 to 37 percent in equity securities, 15 to 24 percent in real estate, 3 to 15 percent in cash funds and 0 to 12 percent in other funds.
     As of December 31, 2004 and 2003, the Company’s defined benefit pension plans’ assets did not hold any direct investment in the Company’s common stock.
     The Company expects that it will have no minimum funding requirements by law for the U.S. and Puerto Rico defined benefit retirement plans. However, the Company expects to voluntarily contribute between $10 million to $13 million to these plans during 2005. Contributions to non-U.S. defined benefit are estimated to be approximately $9 million in 2005.
     The Company also sponsors defined contribution plans for substantially all of the U.S. and Puerto Rico employees and employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. The Company expensed $6.4 million, $4.8 million and $3.5 million to these plans for the years ended December 31, 2004, 2003 and 2002, respectively.
     The components of net periodic expense for the year ended December 31 for the Company’s postretirement benefit plans are as follows (in millions):

December 31,	2004	2003	2002

Service cost	$1.4	$1.3	$1.1
Interest cost	1.7	1.5	1.2
Amortization of unrecognized actuarial loss	0.2	0.1	–

Net periodic benefit cost	$3.3	$2.9	$2.3

     The weighted average actuarial assumptions used in accounting for the Company’s postretirement benefit plans were as follows:

December 31,	2004	2003	2002

Discount rate – Benefit obligation	6.25%	6.75%	7.00%
Discount rate – Net periodic benefit cost	6.75%	7.00%	7.25%
Initial health care cost trend rate	9.50%	9.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
First year of ultimate trend rate	2014	2012	2012
     Changes in benefit obligations for the Company’s postretirement benefit plans were (in millions):

December 31,	2004	2003

Benefit obligation – beginning of year	$25.0	$20.5
Service cost	1.4	1.3
Interest cost	1.7	1.5
Benefits paid	(0.4)	–
Actuarial loss	3.5	1.7

Benefit obligation – end of year	$31.2	$25.0

Funded status	$(31.2)	$(25.0)
Unrecognized prior service cost	(0.1)	(0.1)
Unrecognized actuarial loss	7.0	3.7

Net amount recognized	$(24.3)	$(21.4)

Accrued benefit liability recognized	$(24.3)	$(21.4)

     As of December 31, 2004 and 2003, the Company had no assets set aside in a trust for its postretirement benefit plans.
     A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by an annual cap that limits medical costs to be paid by the Company.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,

2005	$0.5
2006	0.8
2007	1.1
2008	1.5
2009	1.9
2010 – 2014	15.3

11.	INCOME TAXES

     The components of earnings before taxes consist of the following (in millions):

	2004	2003	2002

United States operations	$385.7	$307.6	$292.0
Foreign operations	345.8	129.9	96.9

Total	$731.5	$437.5	$388.9

The provision for income taxes consists of (in millions):
Current:
Federal	$122.7	$(14.3)	$79.9
State	17.1	3.8	12.9
Foreign	114.9	60.6	34.4

	254.7	50.1	127.2

Deferred:
Federal	(20.2)	116.0	3.3
State	(9.6)	6.1	(1.3)
Foreign	(35.3)	(25.4)	1.9

	(65.1)	96.7	3.9

	$189.6	$146.8	$131.1

     Income taxes paid by the Company during 2004, 2003 and 2002 were $143.3 million, $116.1 million and $114.2 million, respectively.
     A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	0.7	1.5	3.0
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(2.3)	–	–
Tax benefit from decreased deferred taxes of acquired Centerpulse operations; due to Swiss tax rate reduction	(4.7)	–	–
Tax benefit relating to operations in Puerto Rico	(1.7)	(2.7)	(2.6)
Tax benefit relating to U.S. export sales	(1.3)	(0.3)	(1.1)
R&D credit	(0.7)	(0.4)	(0.6)
Non-deductible expenses	0.6	0.1	–
In-process research & development	–	0.9	–
Other	0.3	(0.5)	–

Effective income tax rate	25.9%	33.6%	33.7%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     The components of deferred income taxes consisted of the following (in millions):

	2004	2003

Inventory	$102.4	$77.6
Fixed assets	(31.8)	(12.3)
Net operating loss carryover	297.9	336.6
Capital loss carryover	11.5	11.5
Tax credit carryover	76.5	8.2
Accrued liabilities	158.4	156.9
Intangible assets	(201.4)	(206.3)
Valuation allowances	(67.6)	(58.0)
Other	22.4	36.1

	$368.3	$350.3

     At December 31, 2004, the vast majority of the net operating loss is available to reduce future federal and state taxable earnings of the U.S. companies. These losses generally expire within a period of 1 to 19 years. $24.7 million of state losses are subject to valuation allowances and certain restrictions. The tax credits are entirely available to offset future federal and state tax liabilities of the U.S. companies. These credits generally expire within a 1 to 15 year period. $11.1 million of the tax credits are subject to valuation allowances and certain restrictions. The capital loss carryover is also available to reduce future federal taxable earnings of the U.S. companies; however, the entire carryover is subject to a valuation allowance and expires in 2005 and 2006.
     The Company’s former parent received a ruling from the Internal Revenue Service (“IRS”), that the spin-off of the Company would qualify as a tax-free transaction. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions. The Company has agreed to certain restrictions on its future actions to provide further assurances that the spin-off will qualify as tax-free. If the Company fails to abide by such restrictions and, as a result, the spin-off fails to qualify as a tax-free transaction, the Company will be obligated to indemnify its former parent for any resulting tax liability.
     During 2004, the Company’s tax provision included a deferred tax benefit of $34.5 million as a result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent).
     The Company has a long-term tax liability of $156.7 million at December 31, 2004 for expected settlement of various U.S. and foreign income tax liabilities.
     At December 31, 2004, the Company had an aggregate of approximately $270 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, permanently reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is impractical for the Company to determine the additional tax of remitting these earnings.
     As a result of recent changes to U.S. tax rules regarding foreign earnings repatriation, the Company may repatriate

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

earnings of foreign subsidiaries at reduced U.S. tax rates. The Company believes the impact of such repatriation will not be material and expects to complete its evaluation by December 31, 2005.

12.	CAPITAL STOCK AND EARNINGS PER SHARE

     On September 13, 2004, the Company amended its Rights Agreement to have the rights expire on September 16, 2004. The stockholder rights plan had been established in 2001 and was scheduled to expire in 2011. The Company has authorized for issuance 2 million shares of Series A Participating Cumulative Preferred Stock (“Series A Preferred Stock”). No shares of the Series A Preferred Stock have been issued as of December 31, 2004.
     The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options. The following is a reconciliation of weighted average shares for the basic and diluted share computations for the years ending December 31 (in millions):

	2004	2003	2002

Weighted average shares outstanding for basic net earnings per share	244.4	207.7	194.5
Effect of dilutive stock options	3.4	3.5	2.3

Weighted average shares outstanding for diluted net earnings per share	247.8	211.2	196.8

13.	STOCK OPTION AND COMPENSATION PLANS

     The Company had three stock option plans in effect at December 31, 2004: the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan, and the Stock Plan for Non-Employee Directors. The Company has reserved the maximum number of shares of common stock available for award under the terms of each of these plans and has registered 34.3 million shares of common stock. Options may be granted under these plans at a price of not less than the fair market value of a share of common stock on the date of grant. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards and deferred stock units. Options granted under the 2001 Stock Incentive Plan may include stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors.
     Options granted under these plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied.
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
     A summary of the status of all options granted to employees and non-employee directors for the years ended December 31, 2004, 2003 and 2002 is presented below:

		Weighted
	Options	Average
	(in thousands)	Exercise Price

Outstanding at January 1, 2002	10,727	$25.01
Options granted	1,833	30.34
Options exercised	(1,262)	18.94
Options cancelled	(263)	28.73

Outstanding at December 31, 2002	11,035	26.51
Options granted	2,395	43.06
Options exercised	(2,688)	23.80
Options cancelled	(272)	34.76

Outstanding at December 31, 2003	10,470	30.77
Options granted	3,407	70.41
Options exercised	(2,450)	25.90
Options cancelled	(136)	50.81

Outstanding at December 31, 2004	11,291	$43.60

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price

$6.25 – $17.00	259	1.22	$11.86	259	$11.86
$19.50 – $27.50	1,583	4.95	24.80	1,373	24.50
$27.51 – $37.50	4,012	6.22	30.70	2,667	30.90
$39.50 – $51.00	2,082	8.22	43.10	478	42.70
$69.00 – $87.50	3,355	9.22	70.50	3	78.30

	11,291	7.19	$43.60	4,780	$29.30

     Options exercisable at December 31, 2004, 2003 and 2002, were 4.8 million, 4.9 million and 4.7 million, respectively, with average exercise prices of $29.30, $25.97 and $22.81, respectively.
     See Note 2 for the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

14.	SEGMENT DATA

     The Company designs, develops, manufactures and markets reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. Operations are managed through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Company management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S. and Puerto Rico based operations and logistics and corporate assets.
     Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2004	2003	2002	2004	2003	2002	2004	2003

Americas	$1,741.3	$1,208.3	$932.9	$893.1	$619.2	$450.2	$2,430.9	$2,181.1
Europe	808.3	366.0	169.9	279.4	96.4	41.4	1,824.4	1,731.7
Asia Pacific	431.3	326.7	269.6	182.3	148.1	124.3	310.6	300.4

Net sales	$2,980.9	$1,901.0	$1,372.4

Inventory step-up				(59.4)	(42.7)	–
Acquisition and integration				(81.1)	(79.6)	–
In-process research and development				–	(11.2)	–
Global operations and corporate functions				(451.1)	(279.5)	(215.0)	1,129.6	942.8

Operating profit				$763.2	$450.7	$400.9

Total assets							$5,695.5	$5,156.0

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

     U.S. sales were $1,664.5 million, $1,152.0 million and $892.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s sales to any individual country outside of the U.S. were not significant. Sales are attributable to a country based upon the customer’s country of domicile.
     Net sales by product category are as follows (in millions):

	2004	2003	2002

Reconstructive implants	$2,456.3	$1,521.0	$1,061.7
Trauma	172.9	150.1	133.8
Spine	134.2	35.1	–
Orthopaedic surgical products	217.5	194.8	176.9

Total	$2,980.9	$1,901.0	$1,372.4

     Long-lived tangible assets as of December 31, 2004 and 2003 are as follows:

	2004	2003

Americas	$416.8	$344.9
Europe	170.9	143.8
Asia Pacific	40.8	36.5

	$628.5	$525.2

     The Americas long-lived tangible assets are located primarily in the U.S. Approximately $70 million of Europe long-lived tangible assets are located in Switzerland.
     Capital expenditures by operating segment for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Americas
Additions to instruments	$–	$1.5	$–
Additions to other property, plant and equipment	0.3	0.8	0.1
Europe
Additions to instruments	14.0	4.0	–
Additions to other property, plant and equipment	24.4	5.4	1.4
Asia Pacific
Additions to instruments	1.4	1.0	–
Additions to other property, plant and equipment	3.2	3.5	1.3
Global operations and corporate functions
Additions to instruments	124.2	107.1	–
Additions to other property, plant and equipment	72.9	35.2	30.9
     For segment reporting purposes, deployed instruments are included in the measurement of operating segment assets while undeployed instruments at U.S. and Puerto Rico based operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by U.S. and Puerto Rico based operations and logistics and are deployed to the operating segments as needed for the business.
     Depreciation and amortization used in determining operating segment profit for the years ended December 31, 2004, 2003 and 2002 was as follows (in millions):

	2004	2003	2002

Americas	$46.1	$36.8	$0.1
Europe	50.5	23.4	1.1
Asia Pacific	17.9	16.8	1.4
Global operations and corporate functions	66.8	26.3	22.7

	$181.3	$103.3	$25.3

     The increase in deprecation and amortization in 2004 from 2003 was primarily caused by a full year of depreciation and amortization on Centerpulse acquired assets in 2004 versus one quarter of depreciation and amortization in 2003. The increase in depreciation and amortization in 2003 from 2002 was primarily caused by the change in accounting principle for instruments.

15.	LEASES

     Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2004 were $23.5 million for 2005, $19.6 million for 2006, $14.6 million for 2007, $9.5 million for 2008, $8.2 million for 2009 and $27.6 million thereafter. Total rent expense for the years ended December 31, 2004, 2003 and 2002 aggregated $24.2 million, $15.7 million and $9.1 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of March 4, 2005, the claims administrator has received 4,136 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 198 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of December 31, 2004 is adequate to provide for any future claims regarding the hip and knee implant litigation.
     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the “559 Patent”). The Company’s Trilogy® Acetabular System is specifically accused of

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

infringement, as well as Centerpulse’s Converge® and Allofit™ Acetabular Systems. BTG’s complaint seeks unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the “559 Patent is invalid. The Company believes that its defenses are valid and meritorious and the Company intends to continue to defend the BTG lawsuit vigorously.
     On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against the Company and an unrelated party in the United States District Court for the District of New Jersey alleging infringement by the defendants of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. Howmedica’s complaint seeks unspecified damages and injunctive relief. The Company believes that its defenses are valid and meritorious and the Company intends to defend the Howmedica lawsuit vigorously.
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
     On July 25, 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. The Company is continuing to cooperate with the Securities and Exchange Commission in this matter.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share amounts)

	2004 Quarter Ended				2003 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec(2)

Net sales	$742.2	$737.4	$700.2	$801.1	$390.1	$411.1	$398.2	$701.6
Gross profit	522.7	535.5	531.1	611.7	293.2	312.7	301.4	477.5
Earnings before cumulative effect of change in accounting principle(1)	97.6	116.3	127.9	200.0	80.2	89.0	85.0	37.0
Net earnings	97.6	116.3	127.9	200.0	135.3	89.0	85.0	37.0
Earnings per common share before cumulative effect of change in accounting principle
Basic	0.40	0.48	0.52	0.82	0.41	0.45	0.43	0.15
Diluted	0.40	0.47	0.52	0.81	0.41	0.45	0.43	0.15
Net earnings per common share(1)
Basic	0.40	0.48	0.52	0.82	0.69	0.45	0.43	0.15
Diluted	0.40	0.47	0.52	0.81	0.68	0.45	0.43	0.15

(1)	The three month period ended March 31, 2003 includes a cumulative effect of a change in accounting principle for instruments as discussed in Note 4 of these audited financial statements.

(2)	The three month period ended December 31, 2003 includes the results of Centerpulse subsequent to the Closing Date, as discussed in Note 3 of these audited financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.	Controls and Procedures

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
     Management’s report on internal control over financial reporting appears in this report at the conclusion of Item 7A.
     There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	Other Information

      None

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Part III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this Item concerning directors and executive officers of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A and the information included under the caption “Executive Officers of the Company” in Part I hereof.

ITEM 11.	Executive Compensation

      The information required by this Item concerning remuneration of the Company’s officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of the Company’s most recent fiscal year.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Part IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements
          The following consolidated financial statements of the Company and its subsidiaries are set forth in Part II, Item 8.
              Report of Independent Registered Public Accounting Firm
              Consolidated Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
              Consolidated Balance Sheets as of December 31, 2004 and 2003
              Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
          Notes to Consolidated Financial Statements
     2.  Financial Statement Schedules

Schedule II. Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
     3.  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ J. Raymond Elliott

J. Raymond Elliott
Chairman of the Board President and Chief Executive Officer
Dated: March 11, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Raymond Elliott J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ Sam R. Leno Sam R. Leno	Executive Vice President, Corporate Finance and Operations and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ James T. Crines James T. Crines	Senior Vice President, Finance/ Controller and Information Technology (Principal Accounting Officer)	March 11, 2005

/s/ Larry C. Glasscock Larry C. Glasscock	Director	March 11, 2005

/s/ Regina E. Herzlinger Regina E. Herzlinger	Director	March 11, 2005

/s/ John L. McGoldrick John L. McGoldrick	Director	March 11, 2005

/s/ Augustus A. White, III Augustus A. White, III	Director	March 11, 2005

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Index to Exhibits

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 to the Restated By-Laws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3 to Quarterly Report on Form 10-Q dated November 14, 2003)
4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to Amendment No. 3 to Registration Statement on Form 10 dated July 6, 2001)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.2*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.3*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.4*	Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective August 6, 2001 (incorporated herein by reference to Exhibit 10.7 to Current Report on Form 8-K dated August 6, 2001)
10.5	Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Current Report on Form 8-K dated August 6, 2001)
10.6	First Amendment to Three Year Competitive Advance and Revolving Credit Facility among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer LTD. and the lenders named therein, dated as of December 10, 2001 (incorporated herein by reference to Exhibit 10.26 to Annual Report on Form 10-K dated March 13, 2002)
10.7	Guarantee Assumption Agreement, dated as of June 24, 2002, made by each of the signatories thereto in favor of the lenders named in the Three Year Competitive Advance and Revolving Credit Facility Agreement dated as of July 31, 2001 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q dated August 9, 2002)
10.8*	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)
10.9*	Change in Control Severance Agreement with J. Raymond Elliott (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.10*	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi, Bruce E. Peterson and David C. Dvorak (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.11*	Change in Control Severance Agreement with James T. Crines (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.12*	Change in Control Severance Agreement with Sheryl L. Conley (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 8, 2003)
10.13	$26,000,000 Uncommitted Standard Instrument Line of Credit between Zimmer, Inc. and subsidiaries and Bank of America, N.A. and its affiliates and subsidiaries dated July 17, 2001 (incorporated herein by reference to Exhibit 10.23 to Annual Report on Form 10-K dated March 13, 2002)
10.14	Amendment No. 1 to Letter Agreement dated July 17, 2001 between Zimmer, Inc. and Bank of America, N.A. dated July 26, 2001 (incorporated herein by reference to Exhibit 10.24 to Annual Report on Form 10-K dated March 13, 2002)
10.15	Amendment No. 2 to Letter Agreement dated July 17, 2002 between Zimmer, Inc. and Bank of America, N.A. dated February 5, 2002 (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.16	Amendment No. 3 to Letter Agreement dated as of July 31, 2003 between Zimmer Holdings, Inc. and Bank of America, N.A. (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated November 14, 2003)
10.17	Uncommitted Credit Agreement between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation dated October 29, 2001 (incorporated herein by reference to Exhibit 10.25 to Annual Report on Form 10-K dated March 13, 2002)

Index to Exhibits (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Exhibit No	Description

10.18	First Amendment dated July 15, 2002 to the Uncommitted Credit Agreement dated October 29, 2001 between Zimmer, Inc. and Sumitomo Mitsui Banking Corporation (incorporated herein by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q dated November 12, 2002)
10.19	$20,000,000 Uncommitted Line of Credit between Zimmer Holdings, Inc. and Fleet National Bank dated October 16, 2002 (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated November 12, 2002)
10.20	Tender Agreement, dated as of August 31, 2003, between René Braginsky, Hans Kaiser, Zürich Versicherungs- Gesellschaft, III Institutional Investors International Corp. and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K dated September 2, 2003)
10.21	$1,350,000,000 Amended and Restated Revolving Credit and Term Loan Agreement among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., the borrowing subsidiaries and the lenders named therein, dated as of May 24, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2004)
10.22	$400,000,000 364-Day Credit Agreement among Zimmer Holdings, Inc., Zimmer, Inc., the borrowing subsidiaries and the lenders named therein, dated as of May 24, 2004 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2004)
10.23*	Zimmer Holdings, Inc. Supplemental Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2004)
10.24*	Change in Control Severance Agreement with Jon E. Kramer (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.25*	Change in Control Severance Agreement with Richard Fritschi (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.26*	Employment Contract with Richard Fritschi (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.27*	Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with Richard Fritschi (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.28*	Form of Nonqualified Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 12, 2005)
10.29*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 12, 2005)
10.30*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 21, 2005)
10.31*	Summary Compensation Sheet
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99	Annual CEO Certification filed with the New York Stock Exchange on June 8, 2004

* indicates management contracts or compensatory plans or arrangements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2004 FORM 10-K

Valuation and Qualifying Accounts	Schedule II

	(in millions)

	Balance at	Additions		Effects of	Acquired	Balance	Balance at
	Beginning	Charged to	Deductions	Foreign	Centerpulse	Sheet	End of
Description	of Period	Expense	to Reserve	Currency	Allowances	Reclass*	Period

Doubtful Accounts:
Year Ended December 31, 2002	$6.5	$1.1	$(0.8)	$0.4	$–	$–	$7.2
Year Ended December 31, 2003	7.2	2.6	(1.5)	1.7	19.5	–	29.5
Year Ended December 31, 2004	29.5	4.9	(7.4)	1.4	–	–	28.4
Excess and Obsolete Inventory:
Year Ended December 31, 2002	$43.3	$6.0	$(7.1)	$3.3	$–	$–	$45.5
Year Ended December 31, 2003	45.5	11.6	(11.7)	2.0	81.7	–	129.1
Year Ended December 31, 2004	129.1	30.8	(14.1)	2.9	–	(24.6)	124.1

*	In 2004, a balance sheet reclassification between gross inventory and the reserve for excess and obsolete inventory was recorded which had no effect on the net inventory balance.