Form 10-Q
period 2005-03-31
ZIMMER HOLDINGS INC
filed 2005-05-05
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At April 26, 2005, there were 246,960,025 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2005

Part I — Financial Information

Item 1. Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2005	2004
Net Sales	$828.5	$742.2
Cost of products sold	190.3	219.5

Gross Profit	638.2	522.7

Research and development	42.1	39.8
Selling, general and administrative	321.6	297.8
Acquisition and integration	16.9	31.3

Operating expenses	380.6	368.9

Operating Profit	257.6	153.8
Interest expense	7.2	9.8

Earnings before income taxes and minority interest	250.4	144.0
Provision for income taxes	76.6	46.4
Minority interest	(0.2)	—

Net Earnings	$173.6	$97.6

Earnings Per Common Share
Basic	$0.71	$0.40
Diluted	$0.70	$0.40

Weighted Average Common Shares Outstanding
Basic	246.1	242.9
Diluted	249.2	246.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Current Assets:
Cash and equivalents	$57.0	$154.6
Restricted cash	18.0	18.9
Accounts receivable, less allowance for doubtful accounts	570.6	524.8
Inventories, net	551.9	536.0
Prepaid expenses	41.4	54.0
Deferred income taxes	239.6	272.6

Total current assets	1,478.5	1,560.9

Property, plant and equipment, net	643.1	628.5
Goodwill	2,494.5	2,528.9
Intangible assets, net	789.6	794.8
Other assets	185.7	182.4

Total Assets	$5,591.4	$5,695.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122.9	$131.6
Income taxes payable	8.1	34.2
Other current liabilities	477.0	507.7
Short-term debt	—	27.5

Total current liabilities	608.0	701.0

Other long-term liabilities	402.0	420.9
Long-term debt	426.3	624.0

Total Liabilities	1,436.3	1,745.9

Commitments and Contingencies (Note 12)

Minority interest	1.6	7.1

Stockholders’ Equity:

Common stock, $.01 par value, one billion shares authorized, 246.9 million in 2005 (245.5 million in 2004) issued and outstanding	2.5	2.5
Paid-in capital	2,558.9	2,485.2
Retained earnings	1,375.1	1,201.5
Accumulated other comprehensive income	217.0	253.3

Total Stockholders’ Equity	4,153.5	3,942.5

Total Liabilities and Stockholders’ Equity	$5,591.4	$5,695.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Cash flows provided by (used in) operating activities:
Net earnings	$173.6	$97.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	45.1	41.7
Inventory step-up	2.0	31.0
Changes in operating assets and liabilities, net of acquisitions:
Income taxes	29.2	75.5
Receivables	(53.1)	(38.8)
Inventories	(24.4)	(5.1)
Accounts payable and accrued expenses	(20.1)	(16.2)
Other assets and liabilities	0.2	8.3

Net cash provided by operating activities	152.5	194.0

Cash flows used in investing activities:
Additions to instruments	(42.6)	(37.6)
Additions to other property, plant and equipment	(18.4)	(13.0)
Investments in other assets	(9.2)	—

Net cash used in investing activities	(70.2)	(50.6)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) on lines of credit	329.0	(149.3)
Payment on term loan	(550.0)	—
Proceeds from exercise of stock options	44.4	36.5
Debt issuance costs	(1.9)	—

Net cash used in financing activities	(178.5)	(112.8)

Effect of exchange rates on cash and equivalents	(1.4)	0.6

Increase (decrease) in cash and equivalents	(97.6)	31.2

Cash and equivalents, beginning of year	154.6	77.5

Cash and equivalents, end of period	$57.0	$108.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2004 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2004 have been reclassified to conform to the current year presentation.

2. Stock Compensation

     At March 31, 2005, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K, an employee stock purchase plan and a restricted stock plan for certain key members of management. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For stock options that vest based upon service, no share-based compensation cost is reflected in net earnings, as the options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company also has performance-conditioned stock options issued in 2005 that require the Company to recognize an expense to the extent the market value of the stock exceeds the stock option exercise price on the measurement date. However, no compensation cost was recognized in the three month period ended March 31, 2005, as the stock option exercise price exceeded the market value of the stock. No compensation cost is reflected in net income for the employee stock purchase plan under the provisions of APB 25, which allows a discounted purchase price under Section 423 of the Internal Revenue Code. Compensation cost related to restricted stock is recognized in earnings over the vesting period of the stock, which is generally five years. Compensation cost related to restricted stock was not significant for the three month periods ended March 31, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

	Three Months
	Ended March 31,
(in millions, except per share amounts)	2005	2004
Net earnings, as reported	$173.6	$97.6

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(15.0)	(5.4)

Pro forma net earnings	$158.6	$92.2

Earnings per share:
Basic - as reported	$0.71	$0.40
Basic - pro forma	0.65	0.38
Diluted - as reported	0.70	0.40
Diluted - pro forma	0.64	0.37

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. The Company has disclosed the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. SFAS 123(R) contains three methodologies for adoption: 1) adopt SFAS 123(R) on the effective date for interim periods thereafter, 2) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate prior interim periods included in the fiscal year of adoption under the provisions of SFAS 123, or 3) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate all prior interim periods under the provisions of SFAS 123. The SEC has amended the compliance dates of SFAS 123(R) requiring adoption in the first fiscal year beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) on January 1, 2006.

3. Inventories

	March 31,	December 31,
	2005	2004
	(in millions)
Finished goods	$414.7	$420.5
Work in progress	49.6	42.0
Raw materials	84.4	70.2
Inventory step-up (primarily finished goods)	3.2	3.3

Inventories, net	$551.9	$536.0

4. Property, Plant and Equipment

	March 31,	December 31,
	2005	2004
	(in millions)
Land	$20.0	$20.0
Buildings and equipment	673.5	677.1
Instruments	579.9	557.8
Construction in progress	64.3	57.9

	1,337.7	1,312.8
Accumulated depreciation	(694.6)	(684.3)

Property, plant and equipment, net	$643.1	$628.5

5. Goodwill and Other Intangible Assets

     The following table summarizes the changes in the carrying amount of goodwill for the three month period ended March 31, 2005 (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2005	$1,389.1	$1,023.2	$116.6	$2,528.9
Change in preliminary fair value estimates of Centerpulse related to:
Integration liability	(0.1)	(1.1)	—	(1.2)
Income taxes	0.1	0.4	—	0.5
Implex earn-out payment	2.5	—	—	2.5
Change in preliminary fair value estimates of Implex	0.3	—	—	0.3
Purchase of Allo Systems Srl minority interest	—	2.1	—	2.1
Currency translation	—	(37.6)	(1.0)	(38.6)

Balance at March 31, 2005	$1,391.9	$987.0	$115.6	$2,494.5

The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total
As of March 31, 2005:
Intangible assets subject to amortization:

Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$39.2	$640.5
Accumulated amortization	(9.5)	(38.9)	(4.5)	(1.7)	(14.4)	(69.0)

Intangible assets not subject to amortization:
Gross carrying amount	—	—	218.1	—	—	218.1

Total identifiable intangible assets	$108.4	$378.4	$245.3	$32.7	$24.8	$789.6

As of December 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$34.1	$635.4

Accumulated amortization	(8.0)	(31.9)	(3.8)	(1.3)	(13.7)	(58.7)

Intangible assets not subject to amortization:
Gross carrying amount	—	—	218.1	—	—	218.1

Total identifiable intangible assets	$109.9	$385.4	$246.0	$33.1	$20.4	$794.8

     Amortization expense for the three month periods ended March 31, 2005 and 2004, was $10.3 million and $8.6 million, respectively, and was recorded as part of selling, general and administrative.

6. Integration Liability

     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse AG (“Centerpulse”), a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $49.7 million of employee termination benefits, $22.6 million of sales agent and lease contract termination costs and $3.4 million of employee relocation costs. In accordance with EITF 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities were included in the allocation of the purchase price. Increases to the liability subsequent to the completion of the allocation period were expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period were recorded as adjustments to goodwill.

     The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through the Company’s integration plan. The Company began phasing-out production at its Austin, Texas manufacturing facility in 2004. The phase out will result in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the

Austin facility will be sourced from the Company’s other manufacturing facilities. The Company has begun to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The Austin phase out is expected to be completed in late 2005. As of March 31, 2005, approximately 490 Centerpulse employees had been involuntarily terminated. With a few exceptions, the Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of March 31, 2005, is as follow (in millions):

	Termination	Contract	Employee
	Benefits	Terminations	Relocation	Total
Balance, Closing Date	$49.7	$22.6	$3.4	$75.7
Cash Payments	(20.7)	(0.2)	—	(20.9)

Balance, December 31, 2003	29.0	22.4	3.4	54.8

Cash Payments	(19.2)	(2.3)	(1.3)	(22.8)
Additions/(Reductions)	2.1	(11.8)	1.6	(8.1)

Balance, December 31, 2004	11.9	8.3	3.7	23.9

Cash Payments	(1.6)	(0.1)	(0.3)	(2.0)
Additions/(Reductions)	(0.1)	(1.1)	—	(1.2)

Balance, March 31, 2005	$10.2	$7.1	$3.4	$20.7

7. Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended March 31,
	2005	2004
	(in millions)
Net Earnings	$173.6	$97.6

Other Comprehensive Income (Loss):
Minimum pension liability, net of tax	—	0.6
Foreign currency translation	(54.5)	(0.1)
Unrealized losses on securities, net of tax	(1.5)	—
Unrealized foreign currency hedge gains, net of tax	12.1	1.2
Reclassification adjustments	7.6	3.1

Total Other Comprehensive Income (Loss)	(36.3)	4.8

Comprehensive Income	$137.3	$102.4

8. Financial Instruments

     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three month periods ended March 31, 2005 and 2004, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at March 31, 2005, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $72.1 million, or $53.7 million net of taxes, which is deferred in other comprehensive income, of which, $53.1 million, or $37.0 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.

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

     The components of net pension expense for the three month periods ended March 31, 2005 and 2004, for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2005	2004
Service cost	$5.2	$5.8
Interest cost	2.7	2.2
Expected return on plan assets	(3.1)	(3.6)
Amortization of unrecognized actuarial loss	0.6	0.4

Net periodic benefit cost	$5.4	$4.8

     The components of net periodic benefit expense for the three month periods ended March 31, 2005 and 2004, for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months
	Ended March 31,
	2005	2004
Service cost	$0.4	$0.4
Interest cost	0.5	0.4
Amortization of unrecognized actuarial loss	0.1	—

Net periodic benefit cost	$1.0	$0.8

     The Company contributed $9.2 million during the three month period ended March 31, 2005, to its U.S. and Puerto Rico defined benefit plans. The Company may make additional discretionary contributions when deemed appropriate to meet the long-term obligations of the plans. The Company contributed $2.5 million to its foreign based defined benefit plans in the three month period ended March 31, 2005, and expects to contribute an additional $6.9 million to these foreign based plans during 2005. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

10. Earnings Per Share

     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months
	March 31,
	2005	2004
	(in millions)
Basic average common shares outstanding	246.1	242.9
Effect of dilutive securities	3.1	3.5

Diluted average common shares outstanding	249.2	246.4

There were no anti-dilutive securities outstanding at March 31, 2005 and 2004, respectively.

11. Segment Information

     The Company designs, develops, manufactures and markets reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. Operations are managed through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development, engineering, medical education, brand management, corporate legal, finance, human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Americas	$480.4	$422.7	$250.2	$215.0
Europe	234.6	215.1	87.4	76.0
Asia Pacific	113.5	104.4	51.9	44.6

Total	$828.5	$742.2

Inventory step-up			(2.0)	(31.0)
Acquisition and integration			(16.9)	(31.3)
Global operations and corporate functions			(113.0)	(119.5)

Operating profit			$257.6	$153.8

Product category net sales are as follows (in millions):

	Net Sales
	Three Months Ended
	March 31,
	2005	2004
Reconstructive implants	$689.4	$611.3
Trauma	45.4	45.0
Spine	38.3	33.5
Orthopaedic surgical products	55.4	52.4

Total	$828.5	$742.2

12. Commitments and Contingencies

     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of March 4, 2005, the claims administrator has received 4,136 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 198 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of March 31, 2005 is adequate to provide for any future claims regarding the hip and knee implant litigation.

     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the “‘559 Patent”). The Company’s Trilogy® Acetabular System is specifically accused of infringement, as well as Centerpulse’s Converge® and Allofit™ Acetabular Systems. BTG’s complaint seeks unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the ‘559 Patent is invalid. On April 20, 2005, the Company and BTG entered into a term sheet outlining the terms and conditions of a settlement of this lawsuit. The parties are negotiating the terms of a definitive settlement agreement. The Company believes the reserve recorded as of March 31, 2005 is adequate to provide for the terms of a settlement of this lawsuit.

     On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against the Company and an unrelated party in the United States District Court for the District of New Jersey alleging infringement by the defendants of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. Howmedica’s complaint seeks unspecified damages and injunctive relief. On April 14, 2005, the Company filed its answer to the complaint denying Howmedica’s allegations. The Company believes that its defenses are valid and meritorious and the Company intends to defend the Howmedica lawsuit vigorously.

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

     On July 25, 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. The Company is continuing to fully cooperate with the Securities and Exchange Commission in this matter.

     On March 31, 2005, the Company received a subpoena from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting that the Company produce documents for the period beginning January 2002 through March 2005 pertaining to consulting contracts, professional service agreements and other agreements by which the Company may provide remuneration to orthopaedic surgeons. The Company is cooperating fully with federal authorities with regard to this matter. The Company understands that similar inquiries were directed to at least four other companies in the orthopaedics industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products (sometimes referred to herein as “OSP”). Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. The Company’s related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures. With operations in more than 24 countries and products marketed in more than 100 countries, operations are managed through three reportable geographic segments — the Americas, Europe and Asia Pacific. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.

     The Company believes that the following developments or trends are important to understanding the Company’s financial condition, results of operations and cash flows for the three month period ended March 31, 2005.

Acquisition of Centerpulse

     The Company incurred $16.9 million of Centerpulse acquisition and integration expenses during the three month period ended March 31, 2005, and expects to incur an additional $27 million of Centerpulse acquisition and integration expenses during the remainder of 2005. As of March 31, 2005, the Company has completed over 68 percent of the 3,410 scheduled milestones required to execute the entire integration plan. Remaining integration milestones relate primarily to the completion of the manufacturing integration plan, including the shut-down of manufacturing operations in Austin, Texas, and the in-sourcing of a variety of formerly out-sourced manufacturing functions, including forging and casting production. In addition to the remaining manufacturing integration milestones, other integration activities still to be completed include the establishment of common information technology systems and certain warehouse consolidations, which the Company expects to complete by the end of 2006.

     Net synergies associated with the acquisition and integration of Centerpulse are expected to approximate $63 million in 2005, compared to an original estimate of $56 million. The Company defines net synergies as expense synergies less operating profit reductions resulting from integration related sales losses and increases in operating expenses directly resulting from the acquisition. As anticipated, only modest expense synergies were recognized in cost of products sold during the first quarter of 2005. More significant cost of products sold synergies are expected to be recognized late in 2005 and 2006 upon completion of the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas, to other Company manufacturing facilities in Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico, and upon completion of the manufacturing portion of the integration plan including, for example, in-sourcing forgings and castings. Operating expense synergies, principally in selling, general and administrative expenses, have exceeded the Company’s original expectations, reflecting more rapid than expected execution and achievement of operational efficiencies. However, these expense synergies were partially offset by integration related sales losses, also anticipated, and increases in other expenses directly resulting from the acquisition. Increases in other expenses during the three month period ended March 31, 2005, included higher distributor commissions, professional fees connected with corporate compliance and training programs and relocation and recruiting to fill open positions. Net synergies for 2006 are expected to be in excess of $100 million compared to the Company’s original estimate of $70 to $90 million.

Acquisition of Implex

     The Company completed the acquisition of Implex on April 23, 2004. The acquisition was a culmination of a distribution and strategic alliance agreement relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal™ Technology. Pursuant to the former distribution and strategic alliance agreement, the Company sold products incorporating Trabecular Metal Technology, which represented over 90 percent of Implex sales.

     Gross profit margins on sales of Company products incorporating Trabecular Metal Technology are expected to improve throughout the balance of 2005 as the Company begins to sell a greater mix of products manufactured post acquisition. Sales of products manufactured post acquisition include a manufacturing and distribution profit margin, compared to only a distribution margin on sales of products purchased from Implex pursuant to the former distribution and strategic alliance agreement. In addition, due to increased demand for products incorporating Trabecular Metal Technology, the Company plans to triple its Trabecular Metal Technology manufacturing capacity by the end of the second quarter.

Demand (Volume and Mix) Trends

     Volume and mix improvements contributed 9 percentage points of sales growth during the three month period ended March 31, 2005, consistent with the same prior year period. Orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s Minimally Invasive Solutions™ (MIS™) Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylene Liners, Trabecular Metal Technology products, high flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For the three month period ended March 31, 2005, primary porous hip stems accounted for 60 percent of all primary hip stem units sold, compared to 58 percent of total primary hip stem units sold for the year ended December 31, 2004.

     The Company believes innovative surgical approaches will continue to significantly impact the orthopaedics industry. The Company has made significant progress in the development and introduction of MIS Procedures and Technologies. During the three month period ended March 31, 2005, The Zimmer Institute and its satellite locations trained approximately 450 surgeons on MIS Techniques, more than double the same quarter last year. In addition, during the first quarter of 2005, the Company launched a new procedure for minimally invasive joint replacement, the MIS Anterolateral Hip Replacement Procedure, and began training surgeons on this procedure at The Zimmer Institute and its satellite locations. During the three month period ended March 31, 2005, the Company estimates that 53 percent and 42 percent of all Zimmer U.S. hip and knee procedures performed with a legacy Zimmer implant, respectively, utilized an MIS Procedure and/or Technology.

Pricing Trends

     Price increases contributed 1 percentage point of sales growth during the three month period ended March 31, 2005, compared to 3 percentage points in the same 2004 period. The reduced benefit from average selling price increases is primarily attributed to the Americas and Asia Pacific operating segments. The Americas experienced a 2 percent increase in average selling price during the three month period ended March 31, 2005, compared to 4 percentage points in the same 2004 period, due to hospital cost containment efforts. Asia Pacific average selling prices declined 3 percentage points during the three month period ended March 31, 2005, compared to no price change in the same 2004 period. The decrease in average selling prices in Asia Pacific was due to the Japanese government’s bi-annual change in reimbursement rates, which decreased 4.9 percent effective April 1, 2004. The next Japanese reimbursement rate change is not expected until April 1, 2006. Therefore, the Japanese government’s April 1, 2004 reduction in reimbursement rates should not cause declines in Japanese average selling prices in the second quarter of 2005 through the first quarter of 2006 compared to the same periods in the prior year. In Europe, average selling prices for the three month period ended March 31, 2005 were consistent with the same 2004 period. Within Europe, Germany experienced a 5 percent decrease in average selling prices as a result of reductions in implant reimbursement rates. The decline in Germany was offset by increased average selling prices in most other European markets. Pressure from governmental healthcare cost containment efforts, group purchasing organizations and potential gain sharing arrangements between surgeons and hospitals may negatively affect the Company’s ability to realize global price increases.

Foreign Currency Exchange Rates

     A weakened U.S. dollar versus most currencies during the three month period ended March 31, 2005, compared to the same 2004 period, contributed 2 percentage points of sales growth. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of simple forward contracts solely for managing foreign currency volatility and risk.

New Product Sales

     New products, which management defines as products introduced within the prior 36-month period, accounted for 20 percent, or $167 million, of the Company’s sales during the three month period ended March 31, 2005. Adoption rates for new technologies are a key indicator of industry performance. Company sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups. Introduced to the U.S. market in the second half of 2003, Trabecular Metal Modular Acetabular Cups represented approximately 36 percent of all U.S. acetabular cup sales for the three month period ended March 31, 2005. Adoption rates for the Company’s new products should continue to favorably affect the Company’s operating performance.

First Quarter Results of Operations

Net Sales by Operating Segment

     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Americas	$480.4	$422.7	14%	11%	2%	1%
Europe	234.6	215.1	9	4	—	5
Asia Pacific	113.5	104.4	9	8	(3)	4

	$828.5	$742.2	12	9	1	2

“Foreign Exchange” as used in the tables herein represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Reconstructive
Knees	$347.7	$292.9	19%	15%	2%	2%
Hips	292.2	275.6	6	3	—	3
Dental	32.9	27.8	19	13	4	2
Extremities	16.6	15.0	11	4	4	3

Total	689.4	611.3	13	10	1	2

Trauma	45.4	45.0	1	(2)	1	2
Spine	38.3	33.5	14	12	1	1
OSP	55.4	52.4	6	4	—	2

Total	$828.5	$742.2	12	9	1	2

     Knee sales were led by the NexGen® Complete Knee Solution product line including the NexGen LPS-Flex Knee, the product of choice for MIS Knee Procedures, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee. In addition, the NexGen Rotating

Hinge Knee, the InnexTM Total Knee System and the NexGen LCCK Revision Knee product line exhibited strong growth.

     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys® Fiber Metal and Zimmer® M/L Taper Stems (the stems of choice for MIS Hip Procedures), Trabecular Metal Acetabular Cups, DuromTM Cups and Stems, including Hip Resurfacing Products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners. The CLS® Spotorno® Taper Stem also had strong growth.

     Extremities sales were led by the Bigliani/Flatow® Complete Shoulder Solution and the Anatomical ShoulderTM System. Dental sales were led by biologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Internal Hex Implant System. Trauma sales were led by sales of Zimmer Periarticular Plates and ITSTTM and Sirus® Intramedullary Nails. Spine sales were led by the Dynesys® Dynamic Stabilization System and Spinal Trabecular Metal Spacers. OSP sales were primarily driven by the continued growth of the OrthoPAT®1 Autotransfusion System and wound management and drainage products.

Americas Net Sales

     The following table presents Americas net sales (dollars in millions):

	Three Months Ended March 31,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$222.3	$182.6	22%
Hips	132.2	121.4	9
Dental	19.1	16.3	17
Extremities	11.6	10.5	11

Total	385.2	330.8	17

Trauma	26.1	27.8	(6)
Spine	31.7	28.6	11
OSP	37.4	35.5	5

Total	$480.4	$422.7	14

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee, the NexGen CR-Flex Knee and ProlongTM Highly Crosslinked Polyethylene. The Natural-Knee® System and the new Zimmer Unicompartmental High Flex Knee also made strong contributions.

     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems (the stems of choice for MIS Hip Procedures),

[1]	Trademark of Haemonetics Corporation

Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.

Europe Net Sales

     The following table presents Europe net sales (dollars in millions):

	Three Months Ended March 31,
	2005	2004	% Inc
Reconstructive
Knees	$88.6	$76.7	16%
Hips	111.8	109.0	3
Dental	10.2	8.6	20
Extremities	3.4	3.1	10

Total	214.0	197.4	8

Trauma	8.6	7.3	17

Spine	5.4	4.4	24

OSP	6.6	6.0	12

Total	$234.6	$215.1	9

     Growth in Europe was led by strong knee sales, primarily the NexGen Complete Knee Solution product line and the Innex Total Knee System. Hip sales growth was negatively impacted by reduced average selling prices in Germany and contemplated sales losses related to the Centerpulse integration. Hip sales were driven by Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the CLS Spotorno Taper Stem.

Asia Pacific Net Sales

     The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended March 31,
	2005	2004	% Inc
Reconstructive
Knees	$36.8	$33.6	10%
Hips	48.2	45.2	7
Dental	3.6	2.9	25
Extremities	1.6	1.4	10

Total	90.2	83.1	9

Trauma	10.7	9.9	9

Spine	1.2	0.5	141

OSP	11.4	10.9	4

Total	$113.5	$104.4	9

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by NexGen Trabecular Metal Tibial Components and the NexGen CR Knee. The Natural-Knee System also made a strong contribution. Hip sales were driven primarily by the continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners.

Gross Profit

     Gross profit as a percentage of net sales was 77.0 percent in the three month period ended March 31, 2005, compared to 75.8 for the three month period ended December 31, 2004. Primary contributors to the sequential improvement in gross profit margin were reduced excess and obsolete inventory expense, due to improved inventory management, favorable operating segment and product category mix and reduced royalties. Operating segment mix and product category mix both had a positive effect on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of more profitable reconstructive implants and spinal products compared to trauma and OSP products, and the continued shift to premium products. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates. Reduced inventory step-up expense also contributed to improved gross profit margins.

Operating Expenses

     R&D as a percentage of net sales was 5.1 percent for the three month period ended March 31, 2005, compared to 5.4 percent in the same 2004 period. R&D increased to $42.1 million from $39.8 million, reflecting increased spending on active projects focused on areas of strategic significance, including, but not limited to biologics. The Company has strategically targeted

R&D spending to be at the high end of what management believes to be an average of 4-6 percent for the industry. The Company expects over the next few years to invest in research and development at approximately 5 percent to 6 percent of sales.

     SG&A as a percentage of net sales was 38.8 percent for the three month period ended March 31, 2005, compared to 40.1 percent for the same 2004 period. The decrease was primarily due to sales growth and realized expense synergies. The Company expects to pursue additional synergy opportunities. In addition, low cost increases in internal and external general and administrative expenditures and controlled general and administrative spending reduced SG&A as a percentage of sales.

     Acquisition and integration expenses for the three month period ended March 31, 2005, were $16.9 million compared to $31.3 million for the same 2004 period, and included $9.5 million of sales agent contract termination expenses, $2.6 million of costs related to integrating the Company’s information technology systems, $2.0 million of employee severance and retention expenses, $1.2 million of integration consulting expenses, $0.9 million of personnel expenses and travel for full-time integration team members and $0.7 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings

     Operating profit for the three month period ended March 31, 2005, increased 68 percent to $257.6 million from $153.8 million in the same 2004 period. Operating profit growth was driven by increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses.

     The effective tax rate on earnings before income taxes and minority interest decreased to 30.6 percent for the three month period ended March 31, 2005, from 32.2 percent for the same period in 2004. The reasons for the decrease in the effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions.

     Net earnings increased 78 percent to $173.6 million for the three month period ended March 31, 2005, compared to $97.6 million in the same 2004 period. The increase was primarily due to higher operating profit, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate. Basic and diluted earnings per share increased 78 percent and 75 percent to $0.71 and $0.70, respectively, from $0.40 and $0.40 in the same 2004 period.

Operating Profit by Segment

     Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development, engineering, medical education, brand management, corporate legal, finance, human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding the Company’s segments, see Note 11 to the consolidated financial statements included elsewhere in this Form 10-Q.

     The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended March 31, 2005 and 2004:

Percent of net sales

	Three Months Ended March 31,
	2005	2004
Americas	52.1%	50.9%
Europe	37.2	35.3
Asia Pacific	45.7	42.7

     In the Americas, operating profit as a percentage of sales increased due to improved gross profit margins and the effective control of operating expenses. Gross profit margin increased as a result of improved average selling prices, lower royalty expenses as a percentage of net sales and the effect of a more favorable product sales mix, offset partially by increased inventory obsolescence charges for certain trauma and hip products. Product sales mix contributed favorably as the Company sold a higher concentration of more profitable reconstructive implants and spinal implants, while less profitable trauma and OSP products became a smaller percentage of net sales. Royalties as a percentage of net sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates.

     European operating profit as a percentage of net sales improved due to improved gross profit margins, the realization of expense synergies related to the elimination of redundant Company functions and controlled selling, general and administrative spending. Favorable factors affecting gross profit margins included lower royalty expenses and excess and obsolete inventory expenses as a percentage of net sales. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates. Excess and obsolete inventory expenses decreased due to improved inventory management.

     Asia Pacific operating profit as a percentage of net sales increased primarily due to improved gross profit margins. Gross profit margin increased due to favorable geographic sales mix as a result of strong growth in the profitable Australasian markets and lower royalty expenses as a percentage of sales. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates. These favorable items were partially offset by decreased average selling prices in Japan.

Liquidity and Capital Resources

     Cash flows provided by operating activities were $152.5 million in the three month period ended March 31, 2005 compared to $194.0 million in the same 2004 period. The Company experienced a $46.3 million decline in cash flows quarter over quarter related to income taxes. As a result of acquiring Centerpulse U.S. net operating losses, the Company did not make a first quarter 2004 U.S. federal income tax payment, but rather received a $55 million U.S. federal income tax refund. During the first quarter of 2005 the Company made a $33 million estimated U.S. federal income tax payment. The Company also experienced a quarter over quarter decline in operating cash flows due to changes in working capital as a result of sales growth.

     Working capital management continues to be a key management focus. At March 31, 2005, the Company had 62 days of sales outstanding in accounts receivable, favorable to March 31, 2004, by 2 days. The decrease in days compared to March 31, 2004 is primarily due to improved receivable collections in the Americas. At March 31, 2005, the Company had 262 days of inventory on hand, unfavorable to March 31, 2004 by 34 days. Inventory balances have increased since March 31, 2004 to support new product launches and include inventory acquired with Implex. The 262 days of inventory on hand at March 31, 2005 is in line with the Company’s anticipated levels.

     Cash flows used in investing activities increased to $70.2 million in the three month period ended March 31, 2005, compared to $50.6 million in the same 2004 period. Additions to other property, plant and equipment during the three month period ended March 31, 2005, were $18.4 million compared to $13.0 million in the same 2004 period. Increases were primarily related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Parsippany, New Jersey. Additions to instruments during the three month period ended March 31, 2005 were $42.6 million compared to $37.6 million in the same 2004 period. Increases in instrument purchases were primarily to support new product launches and sales growth. During 2005 the Company expects purchases of other property, plant and equipment to approximate $125 million to $135 million, as a result of ongoing facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; Winterthur, Switzerland; and Parsippany, New Jersey. Facility expansions are due to increased demand, the transfer of production to other Company manufacturing sites as a result of the closure of the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity. During 2005 the Company expects purchases of instruments to approximate $145 million as the Company continues to invest in instruments to support new products, sales growth and MIS Procedures.

     Cash flows used in financing activities were $178.5 million for the three month period ended March 31, 2005, compared to $112.8 million in the same 2004 period. The Company repaid $221.0 million of debt in the three month period ended March 31, 2005, utilizing cash on hand, cash generated from operating activities and $44.4 million in cash proceeds received from the exercise of Company stock options.

     On March 31, 2005, the Company amended and restated its revolving credit and term loan agreement dated as of May 24, 2004 (the “Prior Facility”) into a five year $1,350 million amended and restated credit agreement (the “Amended and Restated Facility”). The Amended and Restated Facility is a revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010. Available borrowings under the Amended and Restated Facility at March 31, 2005, were approximately $925 million. The Amended and Restated Facility contains a provision whereby borrowings may be increased to $1,750 million.

     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Amended and Restated Facility. Borrowings under the Amended and Restated Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Amended and Restated Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Amended and Restated Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If the Company falls below an investment grade credit rating, additional restrictions would result, including restrictions on investments and payment of dividends. Commitments under the Amended and Restated Facility are subject to certain fees, including a facility and a utilization fee. The Amended and Restated Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.

     The Company also has available uncommitted credit facilities totaling $50 million.

     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company estimates total earn-out payments, including approximately $50 million of payments already made, to be in a range from $120 to $160 million. The Company expects to pay future earn-out payments, if any, with cash flows from operations and borrowings available under the Amended and Restated Facility.

     The Company had $57.0 million in cash and equivalents, $18.0 million in restricted cash and total debt of $426.3 million as of March 31, 2005. The Company expects cash on hand to be in excess of total outstanding debt by December 31, 2005, absent any cash requirements for acquisitions.

     Management believes that cash flows from operations, together with available borrowings under the Amended and Restated Facility, will be sufficient to meet the Company’s working capital, capital expenditure and debt service needs. Should investment opportunities arise, the Company believes that its earnings, balance sheet and cash flows will allow the Company to obtain additional capital, if necessary.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123, “Accounting for Stock Based Compensation”. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. The Company has disclosed the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123. SFAS 123(R) contains three methodologies for adoption: 1) adopt SFAS 123(R) on the effective date for interim periods thereafter, 2) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate prior interim periods included in the fiscal year of adoption under the provisions of SFAS 123, or 3) adopt SFAS 123(R) on the effective date for interim periods thereafter and restate all prior interim periods under the provisions of SFAS 123. The SEC has amended the compliance dates of SFAS 123(R) requiring adoption in the first fiscal year beginning after June 15, 2005. The Company intends to adopt SFAS 123(R) on January 1, 2006.

     In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP 109-2 provides accounting and disclosure guidance for repatriation provisions included under the Act. FSP 109-2 was effective upon issuance. As a result of the Act, the Company may repatriate earnings of foreign subsidiaries at reduced U.S. tax rates. The Company believes the effect of such repatriation will not be material and expects to complete its evaluation by December 31, 2005.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense. SFAS No. 151 requires that fixed overhead production costs be applied to inventory at “normal capacity” and any excess fixed overhead production costs be charged to expense in the period in which they were incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect SFAS No. 151 to have a material effect on its financial position, results of operations, or cash flows.

Critical Accounting Estimates

     The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the three month period ended March 31, 2005 to the application of critical accounting estimates as described in the Company’s 2004 annual report on Form 10-K.

Forward Looking Statements

     This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, the ability to successfully integrate acquired companies including Centerpulse AG and Implex Corp., the outcome of the Department of Justice investigation announced in March 2005 and the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

     Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.

Item 5. Other Information

     During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, to perform non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(h)(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

     The following documents are filed as exhibits to this report:

10.1	$1,350,000,000 Amended and Restated Credit Agreement dated as of March 31, 2005 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated March 31, 2005)

10.2	Form of Nonqualified Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 12, 2005)

10.3	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 12, 2005)

10.4	Form of Nonqualified Performance - Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 18, 2005)

10.5	Form of Nonqualified Stock Option Grant Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated March 31, 2005)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities

Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: May 5, 2005	By:	/s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: May 5, 2005	By:	/s/ James T. Crines

James T. Crines
Senior Vice President, Finance/Controller
and Information Technology