Form 10-Q
period 2005-06-30
ZIMMER HOLDINGS INC
filed 2005-08-09
CIK 1136869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
Commission File Number 001-16407
ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4151777 (IRS Employer Identification No.)
345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
At July 29, 2005, there were 247,343,674 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q
June 30, 2005

Page
Part I — Financial Information

Item 1.

Financial Statements
Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2005 and 2004	3
Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004	5
Notes to Interim Consolidated Financial Statements	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.

Controls and Procedures	35

Part II — Other Information

There is no information required to be reported under any items except those indicated below.

Item 1.

Legal Proceedings	36

Item 4.

Submission of Matters to a Vote of Security Holders	36

Item 5.

Other Information	36

Item 6.

Exhibits	37

Signatures	38
Change in Control Severance Agreement
Benefit Equalization Plan
Benefit Equalization Plan
First Amendment of Benefit Equalization Plan
Certification
Certification
Certifications

Part I — Financial Information
Item 1. Financial Statements
ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales	$846.8	$737.4	$1,675.3	$1,479.6
Cost of products sold	188.8	201.9	379.1	421.4

Gross Profit	658.0	535.5	1,296.2	1,058.2

Research and development	43.6	38.2	85.7	78.0
Selling, general and administrative	328.5	297.3	650.1	595.1
Acquisition and integration	10.1	24.2	27.0	55.5

Operating expenses	382.2	359.7	762.8	728.6

Operating Profit	275.8	175.8	533.4	329.6
Interest expense	4.2	8.3	11.4	18.1

Earnings before income taxes and minority interest	271.6	167.5	522.0	311.5
Provision for income taxes	80.7	51.4	157.3	97.8
Minority interest	(0.2)	0.2	(0.4)	0.2

Net Earnings	$190.7	$116.3	$364.3	$213.9

Earnings Per Common Share
Basic	$0.77	$0.48	$1.48	$0.88
Diluted	$0.76	$0.47	$1.46	$0.87

Weighted Average Common Shares Outstanding
Basic	247.0	244.3	246.5	243.6
Diluted	249.9	247.9	249.5	247.2
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	June 30,	December 31
	2005	2004
	(unaudited)
ASSETS:
Current Assets:
Cash and equivalents	$78.8	$154.6
Restricted cash	16.6	18.9
Accounts receivable, less allowance for doubtful accounts	573.4	524.8
Inventories, net	568.0	536.0
Prepaid expenses	43.2	54.0
Deferred income taxes	212.2	272.6

Total current assets	1,492.2	1,560.9

Property, plant and equipment, net	676.6	628.5
Goodwill	2,434.2	2,528.9
Intangible assets, net	779.1	794.8
Other assets	169.4	182.4

Total Assets	$5,551.5	$5,695.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141.8	$131.6
Income taxes payable	16.9	34.2
Fair value of derivatives	17.2	72.8
Other current liabilities	438.0	434.9
Short-term debt	—	27.5

Total current liabilities	613.9	701.0

Other long-term liabilities	363.1	420.9
Long-term debt	268.1	624.0

Total Liabilities	1,245.1	1,745.9

Commitments and Contingencies (Note 12)

Minority interest	1.8	7.1

Stockholders’ Equity:
Common stock, $.01 par value, one billion shares authorized, 247.2 million in 2005 (245.5 million in 2004) issued and outstanding	2.5	2.5
Paid-in capital	2,569.9	2,485.2

Retained earnings	1,565.8	1,201.5

Accumulated other comprehensive income	166.4	253.3

Total Stockholders’ Equity	4,304.6	3,942.5

Total Liabilities and Stockholders’ Equity	$5,551.5	$5,695.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Six Months
	Ended June 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net earnings	$364.3	$213.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	90.4	87.3
Inventory step-up	4.1	49.6
Changes in operating assets and liabilities, net of acquisitions:
Income taxes	79.9	93.6
Receivables	(66.6)	(44.2)
Inventories	(58.6)	(14.3)
Accounts payable and accrued expenses	(1.1)	(27.0)
Other assets and liabilities	(16.3)	39.4

Net cash provided by operating activities	396.1	398.3

Cash flows provided by (used in) investing activities:
Additions to instruments	(90.6)	(74.9)
Additions to other property, plant and equipment	(42.2)	(30.6)
Centerpulse and InCentive acquisitions, net of acquired cash	—	(18.2)
Implex acquisition, net of acquired cash	—	(103.7)
Proceeds from note receivable	—	25.0
Investments in other assets	(9.7)	(1.1)

Net cash used in investing activities	(142.5)	(203.5)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) on lines of credit	174.7	(239.4)
Payments on term loan	(550.0)	—
Proceeds from exercise of stock options	52.1	49.7
Debt issuance costs	(1.9)	—
Equity issuance costs	—	(5.0)

Net cash used in financing activities	(325.1)	(194.7)

Effect of exchange rates on cash and equivalents	(4.3)	(0.7)

Decrease in cash and equivalents	(75.8)	(0.6)

Cash and equivalents, beginning of year	154.6	77.5

Cash and equivalents, end of period	$78.8	$76.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2004 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six month periods ended June 30, 2004 have been reclassified to conform to the current year presentation.
2. Stock Compensation
     At June 30, 2005, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K, an employee stock purchase plan and a restricted stock plan for certain key members of management. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For stock options that vest based upon service, no share-based compensation cost is reflected in net earnings, as the options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company also has performance-conditioned stock options issued in 2005 that require the Company to recognize an expense to the extent the market value of the stock exceeds the stock option exercise price on the measurement date. However, no compensation cost was recognized in the three and six month periods ended June 30, 2005, as the stock option exercise price exceeded the market value of the stock. No compensation cost is reflected in net income for the employee stock purchase plan under the provisions of APB 25, which allows a discounted purchase price under Section 423 of the Internal Revenue Code. Compensation cost related to restricted stock is recognized in earnings over the vesting period of the stock, which is generally five years. Compensation cost related to restricted stock was not significant for the three and six month periods ended June 30, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net earnings, as reported	$190.7	$116.3	$364.3	$213.9

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(10.8)	(5.3)	(25.8)	(10.7)

Pro forma net earnings	$179.9	$111.0	$338.5	$203.2

Earnings per share:
Basic — as reported	$0.77	$0.48	$1.48	$0.88
Basic — pro forma	0.73	0.45	1.37	0.83
Diluted — as reported	0.76	0.47	1.46	0.87
Diluted — pro forma	0.72	0.45	1.36	0.82
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
3. Inventories

	June 30,	December 31,
	2005	2004
	(in millions)
Finished goods	$428.8	$420.5
Work in progress	51.1	42.0
Raw materials	87.1	70.2
Inventory step-up (primarily finished goods)	1.0	3.3

Inventories, net	$568.0	$536.0

4. Property, Plant and Equipment

	June 30,	December 31,
	2005	2004
	(in millions)
Land	$19.9	$20.0
Buildings and equipment	684.9	677.1
Instruments	616.5	557.8
Construction in progress	57.5	57.9

	1,378.8	1,312.8
Accumulated depreciation	(702.2)	(684.3)

Property, plant and equipment, net	$676.6	$628.5

5. Goodwill and Other Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for the six month period ended June 30, 2005 (in millions):

	Americas	Europe	Asia Pacific	Total

Balance at January 1, 2005	$1,389.1	$1,023.2	$116.6	$2,528.9
Change in preliminary fair value estimates of Centerpulse related to:
Integration liability	(0.2)	(1.4)	—	(1.6)
Income taxes	0.2	0.5	—	0.7
Implex earn-out liability	14.5	—	—	14.5
Change in preliminary fair value estimates of Implex	0.2	—	—	0.2
Purchase of Allo Systems Srl minority interest	—	2.1	—	2.1
Currency translation	—	(107.3)	(3.3)	(110.6)

Balance at June 30, 2005	$1,403.8	$917.1	$113.3	$2,434.2

     The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total
As of June 30, 2005:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$39.5	$640.8
Accumulated amortization	(11.0)	(45.9)	(5.3)	(2.0)	(15.2)	(79.4)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	217.7	—	—	217.7

Total identifiable intangible assets	$106.9	$371.4	$244.1	$32.4	$24.3	$779.1

As of December 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$34.1	$635.4
Accumulated amortization	(8.0)	(31.9)	(3.8)	(1.3)	(13.7)	(58.7)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	218.1	—	—	218.1

Total identifiable intangible assets	$109.9	$385.4	$246.0	$33.1	$20.4	$794.8

     Amortization expense for the three and six month periods ended June 30, 2005 was $10.4 million and $20.7 million, respectively. Amortization expense for the three and six month periods ended June 30, 2004 was $9.9 million and $18.5 million, respectively. Amortization expense was recorded as part of selling, general and administrative.
6. Integration Liability
     On October 2, 2003 (the “Closing Date”), the Company closed its exchange offer for Centerpulse AG (“Centerpulse”), a global orthopaedic medical device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. As of the Closing Date, the Company recorded a $75.7 million integration liability consisting of $53.1 million of employee termination and relocation costs and $22.6 million of sales agent and lease contract termination costs. In accordance with EITF 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities were included in the allocation of the purchase price. Increases to the liability subsequent to the completion of the allocation period were expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period were recorded as adjustments to goodwill.
     The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through the Company’s integration plan. The Company began phasing-out production at its Austin, Texas manufacturing facility in 2004. The phase out will result in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the

Austin facility will be sourced from the Company’s other manufacturing facilities. The Company has begun to hire additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The Austin phase out is expected to be completed in late 2005. As of June 30, 2005, approximately 540 Centerpulse employees had been involuntarily terminated. With a few exceptions, the Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of June 30, 2005, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total
Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8

Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9

Cash Payments	(4.4)	(2.4)	(6.8)
Reductions	(0.3)	(1.3)	(1.6)

Balance, June 30, 2005	$10.9	$4.6	$15.5

7. Comprehensive Income
     The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Net Earnings	$190.7	$116.3	$364.3	$213.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(97.8)	1.1	(152.3)	1.0
Unrealized foreign currency hedge gains, net of tax	35.2	1.7	47.3	2.9
Reclassification adjustments on foreign currency hedges, net of tax	11.9	4.9	19.5	8.0
Unrealized gains (losses) on securities, net of tax	0.1	—	(1.4)	—
Minimum pension liability, net of tax	—	—	—	0.6

Total Other Comprehensive Income (Loss)	(50.6)	7.7	(86.9)	12.5

Comprehensive Income	$140.1	$124.0	$277.4	$226.4

8. Financial Instruments
     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to twenty-four months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and six month periods ended June 30, 2005 and 2004, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at June 30, 2005, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $14.7 million, or $6.6 million net of taxes, which is deferred in other comprehensive income, of which, $23.4 million, or $14.6 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.
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
     The Company also provides comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico retirees who elect to participate in the Company’s comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. Employees hired after September 2, 2002 are not eligible for retiree medical and life insurance benefits. No similar plans exist for employees outside the U.S. and Puerto Rico.

     The components of net pension expense for the three and six month periods ended June 30, 2005 and 2004, for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$5.0	$5.7	$10.2	$11.5
Interest cost	2.5	2.2	5.2	4.4
Expected return on plan assets	(2.9)	(3.5)	(6.0)	(7.1)
Amortization of unrecognized actuarial loss	0.6	0.4	1.2	0.8

Net periodic benefit cost	$5.2	$4.8	$10.6	$9.6

     The components of net periodic benefit expense for the three and six month periods ended June 30, 2005 and 2004, for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.5	0.5	1.0	0.9
Amortization of unrecognized actuarial loss	0.1	—	0.2	—

Net periodic benefit cost	$1.0	$0.9	$2.0	$1.7

     The Company contributed $9.2 million during the six month period ended June 30, 2005, to its U.S. and Puerto Rico defined benefit plans and expects to contribute an additional $8 — $10 million to these plans during 2005. The Company contributed $4.3 million to its foreign based defined benefit plans in the six month period ended June 30, 2005, and expects to contribute an additional $4.8 million to these foreign based plans during 2005. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.
10. Earnings Per Share
     The following table reconciles the diluted shares used in computing diluted earnings per share:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Weighted average shares outstanding for basic net earnings per share	247.0	244.3	246.5	243.6
Effect of dilutive stock options	2.9	3.6	3.0	3.6

Weighted average shares outstanding for diluted net earnings per share	249.9	247.9	249.5	247.2

At June 30, 2005 options to purchase 2.7 million shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. There were no anti-dilutive securities outstanding at June 30, 2004.
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
     Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	$494.7	$432.2	$258.8	$226.1
Europe	228.1	197.7	75.7	66.9
Asia Pacific	124.0	107.5	54.8	44.8

Total	$846.8	$737.4

Inventory step-up			(2.1)	(18.6)
Acquisition and integration			(10.1)	(24.2)
Global operations and corporate functions			(101.3)	(119.2)

Operating profit			$275.8	$175.8

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Americas	$975.1	$854.9	$509.0	$441.1
Europe	462.7	412.8	165.0	144.4
Asia Pacific	237.5	211.9	106.7	89.4

Total	$1,675.3	$1,479.6

Inventory step-up			(4.1)	(49.6)
Acquisition and integration			(27.0)	(55.5)
Global operations and corporate functions			(216.2)	(240.2)

Operating profit			$533.4	$329.6

Product category net sales are as follows (in millions):

	Net Sales		Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reconstructive implants	$704.9	$607.8	$1,394.3	$1,219.1
Trauma	44.4	43.4	89.8	88.4
Spine	41.1	33.8	79.4	67.3
Orthopaedic surgical products	56.4	52.4	111.8	104.8

Total	$846.8	$737.4	$1,675.3	$1,479.6

12. Commitments and Contingencies
     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of June 28, 2005, the claims administrator has received 4,137 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 201 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of June 30, 2005 is adequate to provide for any future claims regarding the hip and knee implant litigation.

     On February 6, 2004, BTG International Limited (“BTG”) filed an action against the Company and two unrelated parties in the United States District Court for the District of Delaware alleging infringement by the defendants of U.S. Patent No. 6,352,559 (the “‘559 Patent”). The Company’s Trilogy® Acetabular System was specifically accused of infringement, as well as Centerpulse’s Converge® and Allofit™ Acetabular Systems. BTG’s complaint sought unspecified damages and injunctive relief. On March 4, 2004, the Company filed an answer to the complaint denying infringement, and asserting a counterclaim alleging that the ‘559 Patent is invalid. During May of 2005, the Company and BTG reached a final settlement with respect to all active litigation. The settlement fully resolved the patent infringement actions in the United States and Germany relating to the ‘559 Patent and the other two-part hip cup patents, as well as cases filed by the Company against BTG in Germany and in the State of Indiana. The Company’s reserves recorded for this matter were adequate to provide for the terms of the settlement of this lawsuit. The difference between the reserves and the settlement resulted in a decrease to costs of products sold.
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
     On March 31, 2005, the Company received a subpoena from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting that the Company produce documents for the period beginning January 2002 through March 2005 pertaining to consulting contracts, professional service agreements and other agreements by which the Company may provide remuneration to orthopaedic surgeons. The Company has produced documents in response to the subpoena. The Company is cooperating fully with federal authorities with regard to this matter. The Company understands that similar inquiries were directed to at least four other companies in the orthopaedics industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     Zimmer Holdings, Inc. is a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and related orthopaedic surgical products (sometimes referred to herein as “OSP”). Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures. With operations in more than 24 countries and products marketed in more than 100 countries, operations are managed through three reportable geographic segments — the Americas, Europe and Asia Pacific. As used in this discussion, the “Company” means Zimmer Holdings, Inc. and its subsidiaries.
     The Company believes that the following developments or trends are important to understanding the Company’s financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2005.
Acquisition of Centerpulse
     The Company continues to make progress on the integration of Centerpulse. As of June 30, 2005, the Company has completed over 73 percent of the 3,522 scheduled milestones required to execute the entire integration plan. Remaining integration milestones relate primarily to the completion of the manufacturing integration plan, including the shut-down of manufacturing operations in Austin, Texas. In addition to the remaining manufacturing integration milestones, other integration activities still to be completed include the establishment of common information technology systems and certain warehouse consolidations, which the Company expects to complete by the end of 2006.
     Net synergies associated with the acquisition and integration of Centerpulse are currently expected to approximate $66 million in 2005, compared to an original estimate of $56 million. The Company defines net synergies as expense synergies less operating profit reductions resulting from integration related sales losses and increases in operating expenses directly resulting from the acquisition. As anticipated, only modest expense synergies have been recognized in cost of products sold during the first and second quarters of 2005. More significant cost of products sold synergies are expected to be recognized late in 2005 and 2006 upon completion of the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas, to other Company manufacturing facilities in Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico. Operating expense synergies, principally in selling, general and administrative expenses, have exceeded the Company’s original expectations, reflecting more rapid than expected execution and achievement of operational efficiencies. However, these expense synergies were partially offset by integration related sales losses, also anticipated. Net synergies for 2006 are currently expected to be in excess of $100 million compared to the Company’s original estimate of $70 to $90 million.
     The Company incurred $10.1 million and $27.0 million of Centerpulse acquisition and integration expenses during the three and six month periods ended June 30, 2005, respectively, and expects to incur an additional $18.8 million of Centerpulse acquisition and integration expenses during the remainder of 2005.
Acquisition of Implex
     The Company completed the acquisition of Implex Corp. on April 23, 2004. The acquisition was a culmination of a distribution and strategic alliance agreement relating to the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal™ Technology. Pursuant to the former distribution and strategic alliance agreement, the Company sold products incorporating Trabecular Metal Technology, which represented over 90 percent of Implex sales.
     Gross profit margins on sales of Company products incorporating Trabecular Metal Technology are expected to improve throughout the balance of 2005 as the Company begins to sell a greater mix of products manufactured post acquisition. Sales of products manufactured post acquisition include a manufacturing and distribution profit margin, compared to only a distribution margin on sales of products purchased from Implex pursuant to the former distribution and strategic alliance agreement. In addition, due to increased demand for products incorporating Trabecular Metal Technology, the Company has tripled its Trabecular Metal Technology manufacturing capacity.
Demand (Volume and Mix) Trends
     Volume and mix improvements contributed 12 and 10 percentage points of sales growth during the three and six month periods ended June 30, 2005, respectively, compared to 9 percentage points of growth in the same 2004 periods. Orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s Minimally Invasive Solutions™ (MIS™) Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylene Liners, Trabecular Metal Technology products, high flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For the three month period ended June 30, 2005, primary porous hip stems accounted for 60 percent of all primary hip stem units sold, compared to 58 percent of total primary hip stem units sold for the year ended December 31, 2004.
     The Company believes innovative surgical approaches will continue to significantly impact the orthopaedics industry. The Company has made significant progress in the development and introduction of MIS Procedures and Technologies. During the six month period ended June 30, 2005, The Zimmer Institute and its satellite locations trained approximately 1,150 surgeons on advanced techniques, including over 1,000 surgeons on MIS Techniques, approximately double the number of surgeons trained in the same period last year. In addition, during the first quarter of 2005, the Company launched a new procedure for minimally invasive joint replacement, the Zimmer® MIS Anterolateral Hip Replacement Procedure, and began training surgeons on this procedure at The Zimmer Institute and its satellite locations. Also, in June 2005 the Company fully released the first modular stemmed tibial prosthesis that can be assembled within the patient, making it more conducive to minimally invasive procedures. The NexGen® MIS Tibial Component was cleared for use in the United States and achieved $1.2 million of sales for the quarter. During the three month period ended June 30, 2005, the Company estimates that 50 percent of all Zimmer U.S. hip and 43 percent of all Zimmer U.S. knee procedures performed with a legacy Zimmer implant utilized an MIS Procedure and/or Technology.
Pricing Trends
     Price increases contributed 1 percentage point of sales growth during both the three and six month periods ended June 30, 2005, compared to 2 percentage points in the same 2004 periods. The reduced benefit from average selling price increases is primarily attributed to the Americas operating segment. The Americas experienced a 1 and 2 percent increase in average selling price during the three and six month periods ended June 30, 2005, respectively, compared to a 4 percent increase in the same 2004 periods. The Company believes the slower growth in average selling prices was primarily due to hospital cost containment efforts. In Europe, average selling prices for the three and six month periods ended June 30, 2005 were consistent with the same 2004 periods. Within Europe, Germany has experienced a 6 percent decrease in average selling prices for both the three and six month periods ended June 30, 2005, as a result of reductions in government implant reimbursement rates. The decline in Germany was offset by increased average selling prices in other European markets. Asia Pacific average selling prices were flat during the three month period ended June 30, 2005, compared to a 3 percent decline in the same 2004 period. Effective April 1, 2004, the Japanese government reduced reimbursement rates. Therefore, this decrease has been fully anniversaried and in Japan average selling prices increased by 1 percentage point in the second quarter of 2005 compared to a decrease of 5 percentage points in the same 2004 period. For the six month period ended June 30, 2005, Japan average selling prices have decreased 2 percentage points as the first quarter of 2005 would have been impacted by the April 1, 2004 reduction. The next Japanese reimbursement change is not expected until April 1, 2006, and therefore Japanese average selling prices are not expected to decline through the first quarter of 2006 compared to the same periods in the prior year. Pressure from governmental healthcare cost containment efforts, group purchasing organizations and potential gain sharing arrangements between surgeons and hospitals may negatively affect the Company’s ability to realize global price increases.
Foreign Currency Exchange Rates
     A weakened U.S. dollar versus most currencies during the three and six month periods ended June 30, 2005, compared to the same 2004 period, contributed 2 percentage points of sales growth. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of simple forward contracts solely for managing foreign currency volatility and risk. Therefore, while changes to foreign currency exchange rates may affect sales growth, the impact on net earnings in the near term is usually minimal.

New Product Sales
     New products, which management defines as products introduced within the prior 36-month period, accounted for 20 percent, or $171 million, of the Company’s sales during the three month period ended June 30, 2005. Adoption rates for new technologies are a key indicator of industry performance. Company sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups. Introduced to the U.S. market in the second half of 2003, Trabecular Metal Modular Acetabular Cups represented approximately 40 percent of all U.S. acetabular cup sales for the three month period ended June 30, 2005. Adoption rates for the Company’s new products should continue to favorably affect the Company’s operating performance.
Second Quarter Results of Operations
Three Month Results of Operations
Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Americas	$494.7	$432.2	15%	13%	1%	1%
Europe	228.1	197.7	15	11	—	4
Asia Pacific	124.0	107.5	15	11	—	4

	$846.8	$737.4	15	12	1	2

     “Foreign Exchange” as used in the tables herein represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Reconstructive
Knees	$353.4	$294.2	20%	17%	1%	2%
Hips	294.3	267.7	10	7	—	3
Dental	40.2	31.4	28	26	—	2
Extremities	17.0	14.5	17	12	3	2

Total	704.9	607.8	16	13	1	2

Trauma	44.4	43.4	2	(3)	3	2

Spine	41.1	33.8	22	20	1	1

OSP	56.4	52.4	8	5	1	2

Total	$846.8	$737.4	15	12	1	2

     Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee. In addition, the Innex™ Total Knee System and the Zimmer Unicompartmental High Flex Knee exhibited strong growth.
     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys® Fiber Metal and Zimmer M/L Taper Stems, Trabecular Metal Acetabular Cups, Durom® Hip Resurfacing Products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners. The CLS® Spotorno® Taper Stem also had strong growth.
     Dental sales were led by biologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System. Extremities sales were led by the Bigliani/Flatow® Complete Shoulder Solution and the Anatomical Shoulder™ System. Trauma sales were led by sales of Zimmer Periarticular Plates and ITST™ Intertrochanteric/Subtrochanteric Fixation. Spine sales were led by the Dynesys®1 Dynamic Stabilization System and Spinal Trabecular Metal Spacers. OSP sales were primarily driven by the continued growth of the OrthoPAT®2 Autotransfusion System and wound management and drainage products.

[1]	The Dynesys Dynamic Stabilization Spinal System is cleared in the United States for use as an adjunct to fusion. The Dynesys Dynamic Stabilization Spinal System is also currently in an investigational device study for a non-fusion application and is limited by U.S. federal law to investigational use only. [2] Trademark of Haemonetics Corporation

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Three Months Ended June 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$225.6	$186.4	21%
Hips	137.6	126.7	9
Dental	23.2	18.6	24
Extremities	11.7	10.0	17

Total	398.1	341.7	17

Trauma	26.2	26.9	(2)

Spine	32.8	27.3	20

OSP	37.6	36.3	4

Total	$494.7	$432.2	15

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee. Prolong™ Highly Crosslinked Polyethylene and the Zimmer Unicompartmental High Flex Knee also made strong contributions.
     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.
     Dental, Extremities and Spine also experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow Complete Shoulder Solution. Spine sales were led by the Dynesys Dynamic Stabilization System.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Three Months Ended June 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$84.6	$71.9	18%
Hips	106.4	95.9	11
Dental	11.6	9.2	27
Extremities	3.7	3.0	24

Total	206.3	180.0	15

Trauma	8.5	7.5	13

Spine	6.7	5.7	18

OSP	6.6	4.5	47

Total	$228.1	$197.7	15

     Growth in Europe was led by strong knee and hip sales, primarily the NexGen Complete Knee Solution product line and the Innex Total Knee System. Hip sales growth was negatively impacted by reduced average selling prices in Germany and contemplated sales losses related to the Centerpulse integration. Hip sales were driven by Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing, Trabecular Metal Acetabular Cups and the CLS Spotorno Taper Stem.
     Dental, Extremities, Trauma, Spine and OSP also experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow Complete Shoulder Solution and the Anatomical Shoulder System. Trauma sales were led by cable products. Spine sales were led by the Dynesys Dynamic Stabilization System. OSP sales were led by wound management products.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended June 30,
	2005	2004	% Inc
Reconstructive
Knees	$43.2	$35.9	20%
Hips	50.3	45.1	12
Dental	5.4	3.6	53
Extremities	1.6	1.5	7

Total	100.5	86.1	17

Trauma	9.7	9.0	7

Spine	1.6	0.8	106

OSP	12.2	11.6	6

Total	$124.0	$107.5	15

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by NexGen Trabecular Metal Tibial Components, the NexGen CR Knee and the NexGen LPS-Flex Knee. Hip sales were driven primarily by the continued conversion to porous stems, including the VerSys Hip System, the Alloclassic® (Zweymueller®) Hip System and the CLS Spotorno Stem and sales of Longevity Highly Crosslinked Polyethylene Liners.
     Dental and Spine also experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System and the Tapered SwissPlus® Implant System. Spine sales were led by the ST360°TM Spinal Fixation System.
Gross Profit
     Gross profit as a percentage of net sales was 77.7 percent in the three month period ended June 30, 2005, compared to 77.0 for the three month period ended March 31, 2005. The primary difference between the first and second quarters of 2005 is attributed to approximately $6.5 million of pre-tax income reflected in costs of products sold related to the favorable resolution of certain legal and other matters, including the BTG settlement described in Note 12 to the interim consolidated financial statements. These items contributed 0.8 percent to gross profit margin and approximately $0.02 to diluted earnings per share.
     Gross profit as a percentage of net sales was 72.6 percent in the three month period ended June 30, 2004. Inventory step-up costs in the three month period ended June 30, 2005 decreased to $2.1 million, or 0.3 percent of sales, compared to $18.6 million, or 2.5 percent of sales, in the same 2004 period. Other primary contributors to the improvement in gross profit margin were reduced excess and obsolete inventory expense due to improved inventory management, favorable resolution of certain legal and other matters, including the BTG settlement described in Note 12 to the interim consolidated financial statements, favorable product category mix, reduced royalties and integration related synergies. Product category mix had a positive effect on gross margins due to higher sales growth of more profitable reconstructive implants and spinal products compared to trauma and OSP products, and the continued shift to premium products. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates.
Operating Expenses
     R&D as a percentage of net sales was 5.1 percent for the three month period ended June 30, 2005, compared to 5.2 percent in the same 2004 period. R&D increased to $43.6 million for the three month period ended June 30, 2005 from $38.2 million in the same 2004 period, reflecting increased spending on active projects focused on areas of strategic significance, including, but not limited to biologics. The Company targets R&D spending to the high end of what management believes to be an average of 4-6 percent for the industry. The Company expects to increase the total number of development projects to more than 170 and expand the number of external technology relationships, which may increase R&D spending to approximately 5.5 percent to 6 percent of sales.
     SG&A as a percentage of net sales was 38.8 percent for the three month period ended June 30, 2005, compared to 40.3 percent for the same 2004 period. The decrease was primarily due to sales growth and realized expense synergies. The Company expects to pursue additional synergy opportunities. In addition, low cost increases in internal and external general and administrative expenditures and controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition and integration expenses for the three month period ended June 30, 2005, were $10.1 million compared to $24.2 million for the same 2004 period, and included $2.6 million of employee severance and retention expenses, $2.0 million of sales agent contract termination expenses, $1.8 million of costs related to integrating the Company’s information technology systems, $1.1 million of integration consulting expenses, $0.8 million of personnel expenses and travel for full-time integration team members, $0.7 million of facility and employee relocation expenses and $1.1 million of other miscellaneous acquisition and integration expenses.
Operating Profit, Income Taxes and Net Earnings
     Operating profit for the three month period ended June 30, 2005, increased 57 percent to $275.8 million from $175.8 million in the same 2004 period. Operating profit growth was driven by increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses.
     The effective tax rate on earnings before income taxes and minority interest decreased to 29.7 percent for the three month period ended June 30, 2005, from 30.7 percent for the same period in 2004. The reasons for the decrease in the effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions.
     Net earnings increased 64 percent to $190.7 million for the three month period ended June 30, 2005, compared to $116.3 million in the same 2004 period. The increase was primarily due to higher operating profit, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate. Basic and diluted earnings per share increased 60 percent and 62 percent to $0.77 and $0.76, respectively, from $0.48 and $0.47 in the same 2004 period.
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
     The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended June 30, 2005 and 2004:
Percent of net sales

	Three Months Ended June 30,
	2005	2004
Americas	52.3%	52.3%
Europe	33.2	33.8
Asia Pacific	44.3	41.7
     In the Americas, operating profit as a percentage of sales remained consistent.
     European operating profit as a percentage of net sales declined. Operating margins decreased due to a slight decline in average selling prices and increased inventory obsolescence charges as a percentage of sales. This decline was partially offset by the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to a slight increase in average selling prices, favorable geographic sales mix as a result of strong growth in the Japan and Australia markets and lower royalty expenses as a percentage of sales.

Six Month Results of Operations
Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Six Months Ended June 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Americas	$975.1	$854.9	14%	12%	2%	—%
Europe	462.7	412.8	12	7	—	5
Asia Pacific	237.5	211.9	12	9	(1)	4

	$1,675.3	$1,479.6	13	10	1	2

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Six Months Ended June 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Reconstructive
Knees	$701.1	$587.0	19%	16%	1%	2%
Hips	586.5	543.3	8	5	—	3
Dental	73.1	59.2	24	20	2	2
Extremities	33.6	29.6	14	8	4	2

Total	1,394.3	1,219.1	14	11	1	2

Trauma	89.8	88.4	1	(2)	2	1

Spine	79.4	67.3	18	16	1	1

OSP	111.8	104.8	7	4	1	2

Total	$1,675.3	$1,479.6	13	10	1	2

     Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee. In addition, the Innex Total Knee System and the Zimmer Unicompartmental High Flex Knee exhibited strong growth.

     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, Trabecular Metal Acetabular Cups, Durom Hip Resurfacing Products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners. The CLS Spotorno Taper Stem also had strong growth.
     Dental sales were led by biologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow Complete Shoulder Solution and the Anatomical Shoulder System. Trauma sales were led by sales of Zimmer Periarticular Plates and ITST Intertrochanteric/Subtrochanteric Fixation. Spine sales were led by the Dynesys Dynamic Stabilization System and Spinal Trabecular Metal Spacers. OSP sales were primarily driven by the continued growth of the OrthoPAT Autotransfusion System and wound management and drainage products.
Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Six Months Ended June 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$447.9	$368.9	21%
Hips	269.9	248.0	9
Dental	42.1	35.0	21
Extremities	23.3	20.6	14

Total	783.2	672.5	17

Trauma	52.4	54.6	(4)

Spine	64.5	56.0	15

OSP	75.0	71.8	5

Total	$975.1	$854.9	14

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee. Prolong Highly Crosslinked Polyethylene and the Zimmer Unicompartmental High Flex Knee also made strong contributions.
     Hip sales were led by growth in porous stems, including significant combined growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners.
     Dental, Extremities and Spine also experienced double digit percentage growth compared to the prior year six month period. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow Complete Shoulder Solution. Spine sales were led by the Dynesys Dynamic Stabilization System.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Six Months Ended June 30,
	2005	2004	% Inc
Reconstructive
Knees	$173.1	$148.6	17%
Hips	218.2	205.0	6
Dental	22.0	17.8	23
Extremities	7.1	6.1	17

Total	420.4	377.5	11

Trauma	17.0	14.8	15

Spine	12.1	10.0	20

OSP	13.2	10.5	26

Total	$462.7	$412.8	12

     Growth in Europe was led by strong knee sales, primarily the NexGen Complete Knee Solution product line and the Innex Total Knee System. Hip sales growth was negatively impacted by reduced average selling prices in Germany and contemplated sales losses related to the Centerpulse integration. Hip sales were driven by Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing, Trabecular Metal Acetabular Cups and the CLS Spotorno Taper Stem.
     Dental, Extremities, Trauma, Spine and OSP also experienced double digit percentage growth compared to the prior year six month period. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow Complete Shoulder Solution and the Anatomical Shoulder System. Trauma sales were led by cable products. Spine sales were led by the Dynesys Dynamic Stabilization System. OSP sales were led by wound management products.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Six Months Ended June 30,
	2005	2004	% Inc
Reconstructive
Knees	$80.1	$69.5	15%
Hips	98.4	90.3	9
Dental	9.0	6.4	40
Extremities	3.2	2.9	9

Total	190.7	169.1	13

Trauma	20.4	19.0	8

Spine	2.8	1.3	120

OSP	23.6	22.5	5

Total	$237.5	$211.9	12

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by NexGen Trabecular Metal Tibial Components, the NexGen CR Knee and the NexGen LPS-Flex Knee. Hip sales were driven primarily by the continued conversion to porous stems, including the VerSys Hip System, the Alloclassic (Zweymueller) Hip System and the CLS Spotorno Stem, and sales of Longevity Highly Crosslinked Polyethylene Liners.
     Dental and Spine also experienced double digit percentage growth compared to the prior year six month period. Dental sales were led by the Tapered Screw-Vent Implant System and the Tapered SwissPlus Implant System. Spine sales were led by the ST360° Spinal Fixation System.
Gross Profit
     Gross profit as a percentage of net sales was 77.4 percent in the six month period ended June 30, 2005, compared to 71.5 in the same 2004 period. Inventory step-up costs in the six month period ended June 30, 2005 decreased to $4.1 million, or 0.2 percent of sales, compared to $49.6 million, or 3.4 percent of sales, in the same 2004 period. Costs of products sold was reduced by approximately $6.5 million, or 0.4 percent of sales and approximately $0.02 diluted earnings per share, due to the favorable resolution of certain legal and other matters, including the BTG settlement described in Note 12 to the interim consolidated financial statements. Other primary contributors to the improvement in gross profit margin were favorable operating segment and product category mix, reduced royalties and integration related synergies. Operating segment mix and product category mix both had a positive effect on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of more profitable reconstructive implants and spinal products compared to trauma and OSP products, and the continued shift to premium products. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and reductions in certain contractual royalty rates.
Operating Expenses
     R&D as a percentage of net sales was 5.1 percent for the six month period ended June 30, 2005, compared to 5.3 percent in the same 2004 period. R&D increased to $85.7 million for the six month period ended June 30, 2005 from $78.0 million in the same 2004 period, reflecting increased spending on active projects focused on areas of strategic significance, including, but not limited to biologics. The Company targets R&D spending to the high end of what management believes to be an average of 4-6 percent for the industry. The Company expects to increase the total number of development projects to more than 170 and expand the number of external technology relationships, which may increase R&D spending to approximately 5.5 percent to 6 percent of sales.
     SG&A as a percentage of net sales was 38.8 percent for the six month period ended June 30, 2005, compared to 40.2 percent for the same 2004 period. The decrease was primarily due to sales growth and realized expense synergies. The Company expects to pursue additional synergy opportunities. In addition, low cost increases in internal and external general and administrative expenditures and controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition and integration expenses for the six month period ended June 30, 2005, were $27.0 million compared to $55.5 million for the same 2004 period, and included $11.5 million of sales agent contract termination expenses, $4.6 million of employee severance and retention expenses, $4.4 million of costs related to integrating the Company’s information technology systems, $2.3 million of integration consulting expenses, $1.7 million of personnel expenses and travel for full-time integration team members, $1.3 million of facility and employee relocation expenses and $1.2 million of other miscellaneous acquisition and integration expenses.
Operating Profit, Income Taxes and Net Earnings
     Operating profit for the six month period ended June 30, 2005, increased 62 percent to $533.4 million from $329.6 million in the same 2004 period. Operating profit growth was driven by increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses.
     The effective tax rate on earnings before income taxes and minority interest decreased to 30.1 percent for the six month period ended June 30, 2005, from 31.4 percent for the same period in 2004. The reasons for the decrease in the effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions.
     Net earnings increased 70 percent to $364.3 million for the six month period ended June 30, 2005, compared to $213.9 million in the same 2004 period. The increase was primarily due to higher operating profit, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate. Basic and diluted earnings per share both increased 68 percent to $1.48 and $1.46, respectively, from $0.88 and $0.87 in the same 2004 period.

Operating Profit by Segment
     The following table sets forth operating profit as a percentage of sales by segment for the six month periods ended June 30, 2005 and 2004:
Percent of net sales

	Six Months Ended June 30,
	2005	2004
Americas	52.2%	51.6%
Europe	35.7	35.0
Asia Pacific	45.0	42.2
     In the Americas, operating profit as a percentage of sales increased due to the effective control of operating expenses, including realized expense synergies and controlled general and administrative spending.
     European operating profit as a percentage of net sales improved due to the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending. This increase was offset slightly due to a change in geographic mix and a slight decrease in average selling prices.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to favorable geographic sales mix as a result of strong growth in the Japan and Australia markets and lower royalty expenses as a percentage of sales.
Liquidity and Capital Resources
     Cash flows provided by operating activities were $396.1 million in the six month period ended June 30, 2005 compared to $398.3 million in the same 2004 period. The principal source of cash for the three month period ended June 30, 2005 was net earnings of $364.3 million. The Company experienced $79.9 million of positive cash flow related to income taxes in the six month period ended June 30, 2005. The Company has been able to utilize acquired Centerpulse U.S. net operating loss carryforwards to reduce U.S. federal income tax payments. Operating cash flows from working capital decreased compared to the same 2004 period as a result of sales growth and resolution of certain legal matters, including the BTG settlement described in Note 12 to the interim consolidated financial statements.
     Working capital management continues to be a key focus. At June 30, 2005, the Company had 61 days of sales outstanding in accounts receivable, favorable to June 30, 2004 by 4 days and favorable to March 31, 2005 by 1 day. The decrease in days compared to June 30, 2004 is primarily due to improved receivable collections in Europe and Asia Pacific. At June 30, 2005, the Company had 271 days of inventory on hand, unfavorable to June 30, 2004 by 30 days. Inventory step-up charges and the resolution of certain legal and other matters, including the BTG settlement described in Note 12 to the interim consolidated financial statements, has impacted the components of this calculation by increasing net inventory levels by $6.2 million and decreasing cost of products sold by $4.4 million ($6.5 million related to the favorable resolution of certain legal and other matters offset by $2.1 million of inventory step-up costs). The Company estimates these charges increased days of inventory on hand by 9 days.
     Cash flows used in investing activities decreased to $142.5 million in the six month period ended June 30, 2005, compared to $203.5 million in the same 2004 period. In the six month period ended June 30, 2004, the Company had cash outflows of $103.7 million related to the Implex acquisition and $18.2 million related to the Centerpulse acquisition. Additions to instruments during the six month period ended June 30, 2005 were $90.6 million compared to $74.9 million in the same 2004 period. Increases in instrument purchases were primarily to support new product launches and sales growth. During 2005 the Company expects purchases of instruments to approximate $145 million as the Company continues to invest in instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during the six month period ended June 30, 2005, were $42.2 million compared to $30.6 million in the same 2004 period. Increases were primarily related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Parsippany, New Jersey. During 2005 the Company expects purchases of other property, plant and equipment to approximate $125 million to $135 million, as a result of ongoing facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; Winterthur, Switzerland; and Parsippany, New Jersey. Facility expansions are due to increased demand, the transfer of production to other Company manufacturing sites as a result of the closure of the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity.
     Cash flows used in financing activities were $325.1 million for the six month period ended June 30, 2005, compared to $194.7 million in the same 2004 period. The Company repaid $375.3 million of debt, net, in the six month period ended June 30, 2005, utilizing cash on hand, cash generated from operating activities and $52.1 million in cash proceeds received from the exercise of Company stock options.
     On March 31, 2005, the Company amended and restated its revolving credit and term loan agreement dated as of May 24, 2004 into a five year $1,350 million amended and restated credit agreement (the “Amended and Restated Facility”). The Amended and Restated Facility is a revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010. Available borrowings under the Amended and Restated Facility at June 30, 2005, were approximately $1,082 million. The Amended and Restated Facility contains a provision whereby borrowings may be increased to $1,750 million.
     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Amended and Restated Facility. Borrowings under the Amended and Restated Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Amended and Restated Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Amended and Restated Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If the Company falls below an investment grade credit rating, additional restrictions would result, including restrictions on investments and payment of dividends. The Company was in compliance with all covenants under the Amended and

Restated Facility as of June 30, 2005. Commitments under the Amended and Restated Facility are subject to certain fees, including a facility and a utilization fee. The Amended and Restated Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.
     The Company also has available uncommitted credit facilities totaling $50 million.
     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company estimates total earn-out payments, including $51.9 million of payments already made, to be in a range from $120 to $160 million. The Company expects to pay future earn-out payments, if any, with cash flows from operations and borrowings available under the Amended and Restated Facility.
     The Company had $78.8 million in cash and equivalents, $16.6 million in restricted cash and total debt of $268.1 million as of June 30, 2005. The Company expects cash on hand to be in excess of total outstanding debt by December 31, 2005, absent any cash requirements for acquisitions.
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
     In December 2004, the FASB issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”)”. FSP 109-2 provides accounting and disclosure guidance for repatriation provisions included under the Act. FSP 109-2 was effective upon issuance. As a result of the Act, the Company may repatriate earnings of foreign subsidiaries at reduced U.S. tax rates. The Company believes the effect of such repatriation will not have a material effect on its financial position, results of operations or cash flows and expects to complete its evaluation by December 31, 2005.

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
Critical Accounting Estimates
     The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the three or six month periods ended June 30, 2005 to the application of critical accounting estimates as described in the Company’s 2004 annual report on Form 10-K.
Forward Looking Statements
     This quarterly report contains statements that are forward-looking statements within the meaning of federal securities laws including statements with respect to future sales, earnings, capital expenditures and debt repayment. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, the ability to successfully integrate acquired companies including Centerpulse AG and Implex Corp., the outcome of the Department of Justice investigation announced in March 2005 and the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements, since, while the Company believes the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes from the information provided in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.
Item 4. Submission of Matters to a Vote of Security Holders
     The annual meeting of the stockholders of the Company was held on May 2, 2005. The matters submitted to the stockholders for a vote included:
•	the election of one director to the Board of Directors;

•	the approval of a proposed amendment to the Zimmer Holdings, Inc. TeamShare Stock Option Plan;

•	ratification of the selection of PricewaterhouseCoopers LLP (“PwC”) as the Company’s independent registered public accounting firm for 2005; and

•	a stockholder proposal relating to auditor independence.

		Number of
		Votes		Number of
	Number of	AGAINST or	Number of	BROKER
Matter	Votes FOR	WITHHELD	ABSTENTIONS	NON-VOTES
Election of J. Raymond Elliott as director	205,735,936	6,649,885	0	0

Amendment to the Zimmer Holdings, Inc. TeamShare Stock Option Plan	140,728,937	38,238,101	2,167,147	31,251,636

Ratification of PwC as the Company’s independent registered public accounting firm for 2005	209,465,193	1,420,560	1,500,068	0

Stockholder proposal relating to auditor independence	20,114,668	158,343,582	2,675,935	31,251,636
     Following are the directors, other than the director elected at the annual meeting, whose terms of office as directors continued after the annual meeting: Stuart M. Essig, Larry C. Glasscock, John L. McGoldrick and Augustus A. White, III, M.D., Ph.D.
Item 5. Other Information
     During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of PwC, the Company’s independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
Item 6. Exhibits
          The following documents are filed as exhibits to this report:

10.1	Change in Control Severance Agreement with Cheryl R. Blanchard

10.2	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program

10.3	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan

10.4	First Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: August 9, 2005	By: /s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: August 9, 2005	By: /s/ James T. Crines

James T. Crines
Senior Vice President, Finance/Controller
and Information Technology