Form 10-Q
period 2005-09-30
ZIMMER HOLDINGS INC
filed 2005-11-08
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
Commission File Number 001-16407
ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4151777 (IRS Employer Identification No.)
345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).       Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐ No ☑
At October 28, 2005, there were 247,770,376 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q
September 30, 2005

Page
Part I — Financial Information

Item 1.

Financial Statements
Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2005 and 2004	3
Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	5
Notes to Interim Consolidated Financial Statements	6

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.

Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.

Controls and Procedures	35

Part II — Other Information

There is no information required to be reported under any items except those indicated below.

Item 1.

Legal Proceedings	36

Item 5.

Other Information	36

Item 6.

Exhibits	36

Signatures	37
Section 302 Chief Executive Officer
Section 302 Chief Financial Officer
Section 906 Certifications

Part I — Financial Information
Item 1. Financial Statements
ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Sales	$762.5	$700.2	$2,437.8	$2,179.8
Cost of products sold	174.5	169.1	553.6	590.5

Gross Profit	588.0	531.1	1,884.2	1,589.3

Research and development	43.9	41.4	129.6	119.4
Selling, general and administrative	295.8	286.2	945.9	881.3
Acquisition and integration	7.7	11.5	34.7	67.0

Operating expenses	347.4	339.1	1,110.2	1,067.7

Operating Profit	240.6	192.0	774.0	521.6
Interest expense	2.1	7.7	13.5	25.8

Earnings before income taxes and minority interest	238.5	184.3	760.5	495.8
Provision for income taxes	69.7	56.4	227.0	154.2
Minority interest	(0.2)	—	(0.6)	0.2

Net Earnings	$168.6	$127.9	$532.9	$341.8

Earnings Per Common Share
Basic	$0.68	$0.52	$2.16	$1.40
Diluted	$0.67	$0.52	$2.13	$1.38

Weighted Average Common Shares Outstanding
Basic	247.4	245.0	246.8	244.1
Diluted	250.2	248.2	249.7	247.3
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS:
Current Assets:
Cash and equivalents	$91.8	$154.6
Restricted cash	12.5	18.9
Accounts receivable, less allowance for doubtful accounts	541.1	524.8
Inventories, net	586.6	536.0
Prepaid expenses	37.1	54.0
Deferred income taxes	231.4	272.6

Total current assets	1,500.5	1,560.9

Property, plant and equipment, net	703.7	628.5
Goodwill	2,466.7	2,528.9
Intangible assets, net	770.0	794.8
Other assets	180.7	182.4

Total Assets	$5,621.6	$5,695.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$109.2	$131.6
Income taxes payable	68.1	34.2
Other current liabilities	478.2	507.7
Short-term debt	—	27.5

Total current liabilities	655.5	701.0

Other long-term liabilities	371.9	420.9
Long-term debt	85.8	624.0

Total Liabilities	1,113.2	1,745.9

Commitments and Contingencies (Note 13)

Minority interest	2.0	7.1

Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 247.8 million in 2005 (245.5 million in 2004) issued and outstanding	2.5	2.5
Paid-in capital	2,598.8	2,485.2
Retained earnings	1,734.4	1,201.5
Accumulated other comprehensive income	170.7	253.3

Total Stockholders’ Equity	4,506.4	3,942.5

Total Liabilities and Stockholders’ Equity	$5,621.6	$5,695.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions, unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
Cash flows provided by (used in) operating activities:
Net earnings	$532.9	$341.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	136.0	134.6
Inventory step-up	4.6	56.1
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Income taxes	111.5	122.1
Receivables	(38.8)	(4.2)
Inventories	(75.6)	(32.0)
Accounts payable and accrued expenses	(30.9)	(26.0)
Other assets and liabilities	(12.0)	11.9

Net cash provided by operating activities	627.7	604.3

Cash flows provided by (used in) investing activities:
Additions to instruments	(129.6)	(106.7)
Additions to other property, plant and equipment	(65.5)	(59.6)
Centerpulse and InCentive acquisitions, net of acquired cash	—	(18.2)
Implex acquisition, net of acquired cash	—	(103.7)
Proceeds from note receivable	—	25.0
Investments in other assets	(9.7)	(1.1)

Net cash used in investing activities	(204.8)	(264.3)

Cash flows provided by (used in) financing activities:
Proceeds from exercise of stock options	75.1	58.7
Net payments on lines of credit	(5.3)	(425.1)
Payments on term loan	(550.0)	—
Debt issuance costs	(1.9)	(0.6)
Equity issuance costs	—	(5.0)

Net cash used in financing activities	(482.1)	(372.0)

Effect of exchange rates on cash and equivalents	(3.6)	(0.2)

Decrease in cash and equivalents	(62.8)	(32.2)

Cash and equivalents, beginning of year	154.6	77.5

Cash and equivalents, end of period	$91.8	$45.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
     The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2004 annual report on Form 10-K filed by Zimmer Holdings, Inc. (together with all its subsidiaries, the “Company”). In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine month periods ended September 30, 2004 have been reclassified to conform to the current year presentation.
2. Stock Compensation
     At September 30, 2005, the Company had three stock-based compensation plans for employees and non-employee directors, which are described more fully in the notes to the consolidated financial statements included in the Company’s 2004 annual report on Form 10-K, an employee stock purchase plan and a restricted stock plan for certain key members of management. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For stock options that vest based upon service, no share-based compensation cost is reflected in net earnings, as the options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. The Company also granted performance-conditioned stock options in 2005 that require the Company to recognize an expense to the extent the market value of the stock exceeds the exercise price on the measurement date. However, no compensation cost was recognized in the three and nine month periods ended September 30, 2005, as the exercise price exceeded the market value of the stock. No compensation cost is reflected in net income for the employee stock purchase plan under the provisions of APB 25, which allows a discounted purchase price under Section 423 of the Internal Revenue Code. Compensation cost related to restricted stock is recognized in earnings over the vesting period of the stock, which is generally five years. Compensation cost related to restricted stock was not significant for the three and nine month periods ended September 30, 2005 and 2004. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net earnings, as reported	$168.6	$127.9	$532.9	$341.8

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(9.9)	(8.0)	(35.7)	(18.7)

Pro forma net earnings	$158.7	$119.9	$497.2	$323.1

Earnings per share:
Basic — as reported	$0.68	$0.52	$2.16	$1.40
Basic — pro forma	0.64	0.49	2.01	1.32
Diluted — as reported	0.67	0.52	2.13	1.38
Diluted — pro forma	0.63	0.48	1.99	1.31
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
3. Inventories

	September 30,	December 31,
	2005	2004
	(in millions)
Finished goods	$457.9	$420.5
Work in progress	44.3	42.0
Raw materials	83.8	70.2
Inventory step-up (primarily finished goods)	0.6	3.3

Inventories, net	$586.6	$536.0

4. Property, Plant and Equipment

	September 30,	December 31,
	2005	2004
	(in millions)
Land	$20.9	$20.0
Buildings and equipment	704.3	677.1
Instruments	650.7	557.8
Construction in progress	53.8	57.9

	1,429.7	1,312.8
Accumulated depreciation	(726.0)	(684.3)

Property, plant and equipment, net	$703.7	$628.5

5. Goodwill and Other Intangible Assets
     The following table summarizes the changes in the carrying amount of goodwill for the nine month period ended September 30, 2005 (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2005	$1,389.1	$1,023.2	$116.6	$2,528.9
Change in preliminary fair value estimates of Centerpulse related to:
Integration liability	(0.2)	(1.4)	—	(1.6)
Income taxes	0.2	0.5	—	0.7
Implex earn-out liability	44.0	—	—	44.0
Change in preliminary fair value
estimates of Implex	0.2	—	—	0.2
Purchase of Allo Systems Srl minority interest	—	2.1	—	2.1
Currency translation	—	(101.8)	(5.8)	(107.6)

Balance at September 30, 2005	$1,433.3	$922.6	$110.8	$2,466.7

The components of identifiable intangible assets are as follows (in millions):

			Trademarks and	Customer
	Core Technology	Developed Technology	Trade Names	Relationships	Other	Total
As of September 30, 2005:
Intangible assets subject to amortization:

Gross carrying amount	$118.9	$417.3	$31.7	$34.4	$39.8	$642.1
Accumulated amortization	(12.6)	(52.9)	(6.0)	(2.3)	(16.0)	(89.8)

Intangible assets not subject to amortization:
Gross carrying amount	—	—	217.7	—	—	217.7

Total identifiable intangible assets	$106.3	$364.4	$243.4	$32.1	$23.8	$770.0

As of December 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$34.1	$635.4
Accumulated amortization	(8.0)	(31.9)	(3.8)	(1.3)	(13.7)	(58.7)
Intangible assets not subject to amortization:
Gross carrying amount	—	—	218.1	—	—	218.1

Total identifiable intangible assets	$109.9	$385.4	$246.0	$33.1	$20.4	$794.8

     Amortization expense for the three and nine month periods ended September 30, 2005 was $10.4 million and $31.1 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2004 was $11.0 million and $29.5 million, respectively. Amortization expense was recorded as part of selling, general and administrative.
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
     The Company’s integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through the Company’s integration plan. As of September 30, 2005, approximately 645 Centerpulse employees had been involuntarily terminated. The Company began phasing-out production at its Austin, Texas manufacturing facility in 2004. When complete, the phase out will have resulted in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility are being sourced from the Company’s other manufacturing facilities. The Company has hired additional manufacturing employees at its other manufacturing facilities to handle increased production schedules. The Austin phase out is expected to be completed in the fourth quarter of 2005. With a few exceptions, the Company’s integration plan is expected to be completed by the end of 2005. Reconciliation of the integration liability, as of September 30, 2005, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total
Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8

Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9

Cash Payments	(6.2)	(2.4)	(8.6)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, September 30, 2005	$9.1	$4.8	$13.9

7. Other current liabilities
     Other current liabilities at September 30, 2005 and December 31, 2004 consist of the following (in millions):

	September 30,	December 31,
	2005	2004
Other current liabilities:
Salaries, wages and benefits	$71.5	$54.7
Implex earn-out	44.0	—
Litigation liability	25.7	38.3
Fair value of derivatives	12.6	72.8
Other accrued liabilities	324.4	341.9

Total other current liabilities	$478.2	$507.7

8. Comprehensive Income
     The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Net Earnings	$168.6	$127.9	$532.9	$341.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	2.0	0.3	(150.3)	1.3
Unrealized foreign currency hedge gains (losses), net of tax	(1.6)	(2.2)	45.7	0.7
Reclassification adjustments on foreign currency hedges, net of tax	4.6	3.7	24.1	11.7
Unrealized losses on securities, net of tax	(0.7)	—	(2.1)	—
Minimum pension liability, net of tax	—	—	—	0.6

Total Other Comprehensive Income (Loss)	4.3	1.8	(82.6)	14.3

Comprehensive Income	$172.9	$129.7	$450.3	$356.1

9. Financial Instruments
     The Company is exposed to market risk due to changes in currency exchange rates. As a result, the Company utilizes foreign exchange forward contracts to offset the effect of exchange rate fluctuations on certain anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to thirty months. The Company does not hold financial instruments for trading or speculative purposes. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and nine month periods ended September 30, 2005 and 2004, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant. The fair value of outstanding derivative instruments recorded on the balance sheet at September 30, 2005, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $8.2 million, or $3.6 million net of taxes, which is deferred in other comprehensive income, of which losses of $16.2 million, or $10.3 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.
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
     The components of net pension expense for the three and nine month periods ended September 30, 2005 and 2004, for the Company’s defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service cost	$5.3	$5.5	$15.5	$17.0
Interest cost	2.7	2.2	7.9	6.6
Expected return on plan assets	(3.4)	(3.6)	(9.4)	(10.7)
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of unrecognized actuarial loss	0.9	0.2	2.1	1.0

Net periodic benefit cost	$5.4	$4.2	$16.0	$13.8

     The components of net periodic benefit expense for the three and nine month periods ended September 30, 2005 and 2004, for the Company’s postretirement benefit plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Service cost	$0.4	$0.3	$1.2	$1.1
Interest cost	0.5	0.4	1.5	1.3
Amortization of unrecognized actuarial loss	0.1	0.1	0.3	0.1

Net periodic benefit cost	$1.0	$0.8	$3.0	$2.5

     The Company contributed $17.3 million during the nine month period ended September 30, 2005, to its U.S. and Puerto Rico defined benefit plans and does not expect to make any more contributions during 2005. The Company contributed $6.6 million to its foreign based defined benefit plans in the nine month period ended September 30, 2005, and expects to contribute an additional $2.7 million to these foreign based plans during 2005. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

11. Earnings Per Share
     The following table reconciles the diluted shares used in computing diluted earnings per share (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding for basic net earnings per share	247.4	245.0	246.8	244.1
Effect of dilutive stock options	2.8	3.2	2.9	3.2

Weighted average shares outstanding for diluted net earnings per share	250.2	248.2	249.7	247.3

At September 30, 2005, options to purchase 3.8 million shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common shares. There were no anti-dilutive securities outstanding at September 30, 2004.
12. Segment Information
     The Company designs, develops, manufactures and markets reconstructive orthopaedic implants, including joint and dental, spinal implants, and trauma products and orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures. Operations are managed through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for the Company’s reportable segment information discussed below. Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development, engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

     Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas	$473.3	$430.1	$251.4	$219.2
Europe	178.0	167.3	60.4	53.1
Asia Pacific	111.2	102.8	48.4	41.5

Total	$762.5	$700.2

Inventory step-up			(0.5)	(6.5)
Acquisition and integration			(7.7)	(11.5)
Global operations and corporate functions			(111.4)	(103.8)

Operating profit			$240.6	$192.0

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas	$1,448.4	$1,285.0	$760.4	$660.3
Europe	640.7	580.1	225.4	197.5
Asia Pacific	348.7	314.7	155.1	130.9

Total	$2,437.8	$2,179.8

Inventory step-up			(4.6)	(56.1)
Acquisition and integration			(34.7)	(67.0)
Global operations and corporate functions			(327.6)	(344.0)

Operating profit			$774.0	$521.6

     Product category net sales are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Reconstructive implants	$624.4	$573.4	$2,018.7	$1,792.5
Trauma	44.3	40.5	134.1	128.9
Spine	38.4	32.3	117.8	99.6
Orthopaedic surgical products	55.4	54.0	167.2	158.8

Total	$762.5	$700.2	$2,437.8	$2,179.8

13. Commitments and Contingencies
     As a result of the Centerpulse transaction, the Company acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, the Company will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of September 30, 2005, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). The Company believes the litigation liability recorded as of September 30, 2005 is adequate to provide for any future claims regarding the hip and knee implant litigation.
     On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against the Company and an unrelated party in the United States District Court for the District of New Jersey alleging infringement by the defendants of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. Howmedica’s complaint seeks unspecified damages and injunctive relief. On April 14, 2005, the Company filed its answer to the complaint denying Howmedica’s allegations. Discovery is ongoing. The Company believes that its defenses are valid and meritorious and the Company intends to defend the Howmedica lawsuit vigorously.
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
     The Company believes that the following developments or trends are important to understanding the Company’s financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2005.
Acquisition of Centerpulse
     The Company continues to make progress on the integration of Centerpulse. As of September 30, 2005, the Company has completed over 80 percent of the 3,523 scheduled milestones required to execute the entire integration plan. Remaining integration milestones relate primarily to the completion of the manufacturing integration plan, including the shut-down of manufacturing operations in Austin, Texas. In addition to the remaining manufacturing integration milestones, other integration activities still to be completed include the establishment of common information technology systems, which the Company expects to complete by the end of 2006.
     Net synergies associated with the acquisition and integration of Centerpulse are currently expected to approximate $65 million in 2005. The Company defines net synergies as expense synergies less operating profit reductions resulting from integration related sales losses and increases in operating expenses directly resulting from the acquisition. As anticipated, only modest expense synergies have been recognized in cost of products sold during the first nine months of 2005. More significant cost of products sold synergies are expected to be recognized late in 2005 and in 2006 upon completion of the transfer of production from Centerpulse’s U.S. manufacturing facility in Austin, Texas, to other Company manufacturing facilities in Warsaw, Indiana, Winterthur, Switzerland and Ponce, Puerto Rico. Operating expense synergies, principally in selling, general and administrative expenses, have exceeded the Company’s original expectations, reflecting more rapid than expected execution and achievement of operational efficiencies. However, these expense synergies were partially offset by integration related sales losses, also anticipated. Net synergies for 2006 are currently expected to be in excess of $100 million compared to the Company’s original estimate of $70 to $90 million.
     The Company incurred $7.7 million and $34.7 million of Centerpulse acquisition and integration expenses during the three and nine month periods ended September 30, 2005, respectively, and expects to incur approximately $12 million of Centerpulse acquisition and integration expenses during the remainder of 2005.
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
     Gross profit margins on sales of Company products incorporating Trabecular Metal Technology have shown improvement throughout 2005 as the Company begins to sell a greater mix of products manufactured post acquisition. Sales of products manufactured post acquisition include a manufacturing and distribution profit margin, compared to only a distribution margin on sales of products purchased from Implex pursuant to the former distribution and strategic alliance agreement. In addition, due to increased demand for products incorporating Trabecular Metal Technology, the Company has tripled its Trabecular Metal Technology manufacturing capacity.
Demand (Volume and Mix) Trends
     Volume and mix improvements contributed 8 and 9 percentage points of sales growth during the three and nine month periods ended September 30, 2005, respectively, compared to 8 and 9 percentage points of growth in the same 2004 periods. The Company believes the market for orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, proven clinical benefits, new material technologies, advances in surgical techniques (such as the Company’s Minimally Invasive SolutionsTM (MISTM) Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity®, Durasul® and ProlongTM Highly Crosslinked Polyethylene Liners, Trabecular Metal Technology products, high flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during the three month period ended September 30, 2005, primary porous hip stems accounted for 60 percent of all primary hip stem units sold, compared to 58 percent of total primary hip stem units sold for the year ended December 31, 2004.
     The Company believes innovative surgical approaches will continue to significantly affect the orthopaedics industry. The Company has made significant progress in the development and introduction of MIS Implants, Procedures and Technologies. During the nine month period ended September 30, 2005, The Zimmer Institute and its satellite locations trained approximately 1,600 surgeons on advanced techniques, including over 1,400 surgeons on MIS Procedures, more than double the number of surgeons trained in the same period last year. During the three month period ended September 30, 2005, the Company estimates that 49 percent of all Zimmer U.S. hip and 51 percent of all Zimmer U.S. knee procedures performed with a legacy Zimmer implant utilized an MIS Procedure and/or Technology.
Pricing Trends
     Price increases contributed 1 percentage point of sales growth during each of the three quarters in 2005, compared to 2 percentage points in each of the last three quarters of 2004. The reduced benefit from average selling price increases in 2005 compared to 2004 is primarily attributed to the Americas operating segment. The Americas experienced a 1 percent increase in average selling price during the three and nine month periods ended September 30, 2005, respectively, compared to a 5 percent increase in the same 2004 periods. The Company believes the slower growth in average selling prices was primarily due to hospital cost containment efforts. In Europe, average selling prices for the three and nine month periods ended September 30, 2005 decreased 1 percent and were negligible, respectively, consistent with decreases of 1 percent and negligible effect in the same 2004 periods. Within Europe, Germany, which constitutes approximately 6 percent of the Company’s sales, experienced 5 and 6 percent decreases in average selling prices in the three and nine month periods ended September 30, 2005, respectively, as a result of reductions in government implant reimbursement rates. The decline in Germany was partially offset by increased average selling prices in other European markets. Asia Pacific average selling prices increased 1 percent during the three month period ended September 30, 2005, compared to a 4 percent decline in the same 2004 period. Effective April 1, 2004, the Japanese government reduced reimbursement rates, which reduced the Company’s average selling prices by approximately 5 percent. The negative effect of this decrease in Japan occurred only in the first quarter of 2005. Japan represents approximately 9 percent of the Company’s sales. The next Japanese reimbursement change is not expected until April 1, 2006, and therefore Japanese average selling prices are expected to remain the same through the first quarter of 2006 compared to the same periods in the prior year. The Japanese government may reduce reimbursement rates again at that time which will affect the Company’s sales growth in 2006 and 2007. Pressure from governmental healthcare cost containment efforts, group purchasing organizations and potential gain sharing arrangements between surgeons and hospitals may negatively affect the Company’s ability to realize global price increases in the future.
Foreign Currency Exchange Rates
     In the three month period ended September 30, 2005, foreign currency exchange rates had a negligible effect on global sales growth. A weakened U.S. dollar versus most currencies during the nine month period ended September 30, 2005, compared to the same 2004 period, contributed 2 percentage points of sales growth. The Company addresses currency risk management through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

     New Product Sales
     New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 23 percent, or $172 million, of the Company’s sales during the three month period ended September 30, 2005. Adoption rates for new technologies are a key indicator of industry performance. Company sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution for the LPS, LPS-Flex, and CR-Flex Knees, and the Dynesys®1 Dynamic Stabilization System. Introduced to the U.S. market in the second half of 2003, Trabecular Metal Modular Acetabular Cups represented approximately 42 percent of all U.S. acetabular cup sales for the three month period ended September 30, 2005. Adoption rates for the Company’s new products should continue to favorably affect the Company’s operating performance.
Third Quarter Results of Operations
Three Month Results of Operations
Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Americas	$473.3	$430.1	10%	9%	1%	—%
Europe	178.0	167.3	6	8	(1)	(1)
Asia Pacific	111.2	102.8	8	5	1	2

	$762.5	$700.2	9	8	1	—

“Foreign Exchange” as used in the tables herein represents the effect of changes in foreign exchange rates on sales growth.

[1]	The Dynesys Dynamic Stabilization Spinal System is cleared in the United States for use as an adjunct to fusion. The Dynesys Dynamic Stabilization Spinal System is also currently in an investigational device study for a non-fusion application and is limited by U.S. federal law to investigational use only.

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Reconstructive
Knees	$313.9	$280.5	12%	11%	1%	—%
Hips	260.3	249.8	4	4	—	—
Dental	35.2	29.7	19	16	2	1
Extremities	15.0	13.4	12	7	5	—

Total	624.4	573.4	9	8	1	—

Trauma	44.3	40.5	10	6	3	1

Spine	38.4	32.3	19	17	2	—

OSP	55.4	54.0	2	1	1	—

Total	$762.5	$700.2	9	8	1	—

     Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee. In addition, the Zimmer® Unicompartmental High Flex Knee exhibited strong growth.
     Hip sales were led by growth in porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System, Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® (Zweymueller®) Hip System. Trabecular Metal Acetabular Cups, Durom® Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth, but were partially offset by weaker sales of cemented stems and revision stems.
     Dental sales were led by biologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System. Extremities sales were led by the Bigliani/Flatow® The Complete Shoulder Solution. Trauma sales were led by Zimmer Periarticular Plates and Zimmer Plates and Screws. Spine sales were led by the Dynesys Dynamic Stabilization System, the ST360°® Spinal Fixation System and Spinal Trabecular Metal Spacers. OSP sales were primarily affected by the growth of the OrthoPAT®2 Autotransfusion System and wound management products.

[2]	Trademark of Haemonetics Corporation. On August 30, 2005, Haemonetics Corporation announced they were ending an exclusive distribution agreement with the Company. The Company expects to sell the product through February 2006.

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Three Months Ended September 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$212.4	$189.5	12%
Hips	130.5	123.6	6
Dental	22.2	18.8	18
Extremities	11.0	9.8	12

Total	376.1	341.7	10

Trauma	27.6	24.9	11

Spine	32.7	26.4	24

OSP	36.9	37.1	(1)

Total	$473.3	$430.1	10

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee. The Zimmer Unicompartmental High Flex Knee also made a strong contribution.
     Hip sales were led by growth in porous stems, including growth of the Zimmer M/L Taper Stem and Alloclassic (Zweymueller) Hip System. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth, but were partially offset by weaker sales of cemented and revision stems.
     Dental, Extremities, Trauma and Spine experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution and were also favorably effected by increases in average selling prices. Trauma sales were led by Zimmer Periarticular Plates and Zimmer Plates and Screws. Spine sales were led by the Dynesys Dynamic Stabilization System, the ST360° Spinal Fixation System and the NeuGraft®3 Strip Bone Graft Mix.
     Sales in the Americas were negatively effected by Hurricanes Katrina and Rita in several key markets where the Company estimates it enjoys an average of 45 percent to 50 percent market share. The Company estimates that these storms reduced reconstructive sales by approximately $6 million. The Company estimates the negative effect of these storms on fourth quarter 2005 sales to be in the range of $10 million to $11 million.

[3]	Registered Trademark of NeuColl, Inc.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Three Months Ended September 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$63.8	$57.0	12%
Hips	84.8	84.1	1
Dental	8.0	6.9	16
Extremities	2.6	2.5	6

Total	159.2	150.5	6

Trauma	7.9	6.9	16

Spine	4.5	4.8	(7)

OSP	6.4	5.1	25

Total	$178.0	$167.3	6

     Growth in Europe was led by strong knee sales, primarily the NexGen Complete Knee Solution product line and the InnexTM Total Knee System. Hip sales growth was negatively effected by reduced average selling prices in Germany. Hip sales were driven by the CLS Spotorno Stem, Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing and Trabecular Metal Acetabular Cups, partially offset by weaker sales of cemented and revision stems.
     Dental, Trauma and OSP experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System. Trauma sales were led by cable products. OSP sales were led by wound management products. Higher average selling prices also contributed to the growth in Trauma and OSP.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended September 30,
	2005	2004	% Inc
Reconstructive
Knees	$37.7	$34.0	11%
Hips	45.0	42.1	7
Dental	5.0	4.0	23
Extremities	1.4	1.1	29

Total	89.1	81.2	10

Trauma	8.8	8.7	2

Spine	1.2	1.1	3

OSP	12.1	11.8	2

Total	$111.2	$102.8	8

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee. Hip sales were driven primarily by the continued conversion to porous stems, including the VerSys Hip System, the Alloclassic (Zweymueller) Hip System and the CLS Spotorno Stem, and sales of Longevity Highly Crosslinked Polyethylene Liners, partially offset by weaker sales of revision stems.
     Dental and Extremities experienced double digit percentage growth compared to the prior year quarter. Dental sales were led by the Tapered Screw-Vent Implant System and the Tapered SwissPlus® Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution. The Company was able to realize higher average selling prices for both Dental and Extremities.
Gross Profit
     Gross profit as a percentage of net sales was 77.1 percent in the three month period ended September 30, 2005, compared to 75.8 for the same 2004 period. Inventory step-up costs in the three month period ended September 30, 2005 decreased to $0.5 million, or 0.1 percent of sales, compared to $6.5 million, or 0.9 percent of sales, in the same 2004 period. The other primary contributors to the improvement in gross profit margin were reduced excess and obsolete inventory expense, operating segment and product category mix and reduced royalties. These were partially offset by higher recognized losses on hedge contracts. Operating segment mix and product category mix had a positive effect on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of more profitable reconstructive implants and spinal products compared to OSP products, and the continued shift to premium products. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and contractual reductions in certain royalty rates.

Operating Expenses
     R&D as a percentage of net sales was 5.8 percent for the three month period ended September 30, 2005, compared to 5.9 percent in the same 2004 period. R&D increased to $43.9 million for the three month period ended September 30, 2005 from $41.4 million in the same 2004 period, reflecting increased spending on projects focused on areas of strategic significance, including, but not limited to biologics. The Company targets R&D spending to the high end of what management believes to be an average of 4-6 percent for the industry.
     SG&A as a percentage of net sales was 38.8 percent for the three month period ended September 30, 2005, compared to 40.9 percent for the same 2004 period. The decrease was primarily due to sales growth and realized expense synergies. In addition, lower product liability claims costs and well controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition and integration expenses for the three month period ended September 30, 2005 were $7.7 million compared to $11.5 million for the same 2004 period, and included $2.9 million of employee severance and retention expenses, $2.2 million of integration consulting expenses, $1.3 million of costs related to integrating the Company’s information technology systems, $1.2 million of facility and employee relocation expenses and $0.1 million of other miscellaneous acquisition and integration expenses.
Operating Profit, Income Taxes and Net Earnings
     Operating profit for the three month period ended September 30, 2005 increased 25 percent to $240.6 million from $192.0 million in the same 2004 period. Operating profit growth was driven by increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses.
     The effective tax rate on earnings before income taxes and minority interest decreased to 29.2 percent for the three month period ended September 30, 2005, from 30.6 percent for the same period in 2004. The reasons for the decrease in the effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions.
     Net earnings increased 32 percent to $168.6 million for the three month period ended September 30, 2005, compared to $127.9 million in the same 2004 period. The increase was primarily due to higher operating profit, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate. Basic and diluted earnings per share increased 31 percent and 29 percent to $0.68 and $0.67, respectively, from $0.52 for both in the same 2004 period.
Operating Profit by Segment
     Company management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition and integration expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development, engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding the Company’s segments, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.
     The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended September 30, 2005 and 2004:
Percent of net sales

	Three Months Ended September 30,
	2005	2004
Americas	53.1%	51.0%
Europe	33.9	31.7
Asia Pacific	43.5	40.3
     In the Americas, operating profit as a percentage of sales increased due to reduced royalties, controlled selling, general and administrative spending, product category mix and expense synergies.
     European operating profit as a percentage of net sales increased due to reduced inventory obsolescence charges resulting from better inventory management, the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to an increase in average selling prices, product category mix and lower royalty expenses as a percentage of sales.

Nine Month Results of Operations
Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Nine Months Ended September 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Americas	$1,448.4	$1,285.0	13%	11%	1%	1%
Europe	640.7	580.1	10	7	—	3
Asia Pacific	348.7	314.7	11	8	—	3

	$2,437.8	$2,179.8	12	9	1	2

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Nine Months Ended September 30,			Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange
Reconstructive
Knees	$1,015.0	$867.5	17%	15%	1%	1%
Hips	846.8	793.2	7	5	—	2
Dental	108.3	88.9	22	19	2	1
Extremities	48.6	42.9	13	8	4	1

Total	2,018.7	1,792.5	13	10	1	2

Trauma	134.1	128.9	4	1	2	1

Spine	117.8	99.6	18	17	1	—

OSP	167.2	158.8	5	3	1	1

Total	$2,437.8	$2,179.8	12	9	1	2

     Knee sales were led by the NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee. In addition, the Zimmer Unicompartmental High Flex Knee exhibited strong growth.
     Hip sales were led by growth in porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic (Zweymueller) Hip System. Trabecular Metal Acetabular Cups,

Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.
     Dental sales were led by biologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution. Trauma sales were led by Zimmer Periarticular Plates and Zimmer Plates and Screws. Spine sales were led by the Dynesys Dynamic Stabilization System, the ST360° Spinal Fixation System and Spinal Trabecular Metal Spacers. OSP sales were primarily affected by the growth of the OrthoPAT Autotransfusion System and wound management products.
Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Nine Months Ended September 30,
	2005	2004	% Inc (Dec)
Reconstructive
Knees	$660.3	$558.4	18%
Hips	400.4	371.6	8
Dental	64.4	53.7	20
Extremities	34.3	30.5	13

Total	1,159.4	1,014.2	14

Trauma	79.9	79.5	—

Spine	97.3	82.4	18

OSP	111.8	108.9	3

Total	$1,448.4	$1,285.0	13

     Growth in the Americas was led by strong knee and hip sales. Knee sales were led by the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee. The Zimmer Unicompartmental High Flex Knee also made a strong contribution.
     Hip sales were led by growth in porous stems, including growth of the Zimmer M/L Taper Stem and Alloclassic (Zweymueller) Hip System. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth, but were partially offset by weaker sales of cemented stems.
     Dental, Extremities and Spine experienced double digit percentage growth compared to the prior year nine month period. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution and were also favorably affected by increases in average selling prices. Spine sales were led by the Dynesys Dynamic Stabilization System, the ST360° Spinal Fixation System and the NeuGraft Strip Bone Graft Mix.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Nine Months Ended September 30,
	2005	2004	% Inc
Reconstructive
Knees	$236.9	$205.6	15%
Hips	302.9	289.1	5
Dental	29.9	24.7	21
Extremities	9.7	8.5	14

Total	579.4	527.9	10

Trauma	25.0	21.7	15

Spine	16.6	14.8	11

OSP	19.7	15.7	26

Total	$640.7	$580.1	10

     Growth in Europe was led by strong knee and hip sales. Knees sales were led by the NexGen Complete Knee Solution product line and the Innex Total Knee System. Hip sales growth was negatively effected by reduced average selling prices in Germany. Hip sales were driven by the CLS Spotorno Stem, Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups.
     Dental, Extremities, Trauma, Spine and OSP experienced double digit percentage growth compared to the prior year nine month period. Dental sales were led by the Tapered Screw-Vent Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution. Trauma sales were led by cable products. Spine sales were led by the SilhouetteTM Spinal Fixation System4. OSP sales were led by wound management products. Extremities, Trauma and OSP benefited from higher average selling prices.

[4]	The Silhouette Spinal Fixation System is licensed from Spinal Innovations, LLC.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Nine Months Ended September 30,
	2005	2004	% Inc
Reconstructive
Knees	$117.8	$103.4	14%
Hips	143.5	132.4	8
Dental	14.0	10.5	34
Extremities	4.6	4.1	14

Total	279.9	250.4	12

Trauma	29.2	27.6	6

Spine	3.9	2.4	65

OSP	35.7	34.3	4

Total	$348.7	$314.7	11

     Growth in Asia Pacific was led by strong knee and hip sales. Knee sales were driven by NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee. Hip sales were driven primarily by the continued conversion to porous stems, including the VerSys Hip System, the Alloclassic (Zweymueller) Hip System and the CLS Spotorno Stem, and sales of Longevity Highly Crosslinked Polyethylene Liners, partially offset by weaker sales of revision stems.
     Dental, Extremities and Spine experienced double digit percentage growth compared to the prior year nine month period. Dental sales were led by the Screw-Vent Implant System and the SwissPlus Implant System. Extremities sales were led by the Bigliani/Flatow The Complete Shoulder Solution. Spine sales were led by the ST360° Spinal Fixation System. The Company was able to realize higher average selling prices for Dental, Extremities and Spine.
Gross Profit
     Gross profit as a percentage of net sales was 77.3 percent in the nine month period ended September 30, 2005, compared to 72.9 in the same 2004 period. Inventory step-up costs in the nine month period ended September 30, 2005 decreased to $4.6 million, or 0.2 percent of sales, compared to $56.1 million, or 2.3 percent of sales, in the same 2004 period. Other primary contributors to the improvement in gross profit margin were favorable resolution of certain legal and other matters, favorable operating segment and product category mix, reduced excess and obsolete inventory expense and reduced royalties. Operating segment mix and product category mix both had a positive effect on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of more profitable reconstructive implants and spinal products compared to trauma and OSP products, and the continued shift to premium products. Royalty expenses as a percentage of sales declined due to the expiration of certain royalty contracts and contractual reductions in certain royalty rates.

Operating Expenses
     R&D as a percentage of net sales was 5.3 percent for the nine month period ended September 30, 2005, compared to 5.5 percent in the same 2004 period. R&D increased to $129.6 million for the nine month period ended September 30, 2005 from $119.4 million in the same 2004 period, reflecting increased spending on projects focused on areas of strategic significance, including, but not limited to biologics. The Company targets R&D spending to the high end of what management believes to be an average of 4-6 percent for the industry.
     SG&A as a percentage of net sales was 38.8 percent for the nine month period ended September 30, 2005, compared to 40.4 percent for the same 2004 period. The decrease was primarily due to sales growth and realized expense synergies. In addition, lower product liability claims costs and well controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition and integration expenses for the nine month period ended September 30, 2005 were $34.7 million compared to $67.0 million for the same 2004 period, and included $11.2 million of sales agent contract termination expenses, $7.5 million of employee severance and retention expenses, $5.7 million of costs related to integrating the Company’s information technology systems, $4.5 million of integration consulting expenses, $2.5 million of facility and employee relocation expenses and $3.3 million of other miscellaneous acquisition and integration expenses.
Operating Profit, Income Taxes and Net Earnings
     Operating profit for the nine month period ended September 30, 2005 increased 48 percent to $774.0 million from $521.6 million in the same 2004 period. Operating profit growth was driven by increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses.
     The effective tax rate on earnings before income taxes and minority interest decreased to 29.9 percent for the nine month period ended September 30, 2005, from 31.1 percent for the same period in 2004. The reasons for the decrease in the effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions.
     Net earnings increased 56 percent to $532.9 million for the nine month period ended September 30, 2005, compared to $341.8 million in the same 2004 period. The increase was primarily due to higher operating profit, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate. Basic and diluted earnings per share increased 54 percent to $2.16 and $2.13, respectively, from $1.40 and $1.38 in the same 2004 period.

Operating Profit by Segment
     The following table sets forth operating profit as a percentage of sales by segment for the nine month periods ended September 30, 2005 and 2004:
Percent of net sales

	Nine Months Ended September 30,
	2005	2004
Americas	52.5%	51.4%
Europe	35.2	34.0
Asia Pacific	44.5	41.6
     In the Americas, operating profit as a percentage of sales increased due to product category mix and the effective control of operating expenses, including realized expense synergies and controlled general and administrative spending.
     European operating profit as a percentage of net sales improved due to the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to favorable geographic sales mix as a result of growth in the Japan and Australia markets and lower royalty expenses as a percentage of sales.
Liquidity and Capital Resources
     Cash flows provided by operating activities were $627.7 million in the nine month period ended September 30, 2005 compared to $604.3 million in the same 2004 period. The principal source of cash for the nine month period ended September 30, 2005 was net earnings of $532.9 million. The Company experienced $111.5 million of positive cash flow related to income taxes in the nine month period ended September 30, 2005 primarily due to the utilization of acquired Centerpulse tax attributes, the utilization of foreign tax credits and the realization of certain state/local tax incentives. Operating cash flows from working capital decreased compared to the same 2004 period as a result of sales growth.
     Working capital management continues to be a key focus. At September 30, 2005, the Company had 64 days of sales outstanding in accounts receivable, unfavorable to September 30, 2004 by 1 day. At September 30, 2005, the Company had 303 days of inventory on hand, unfavorable to September 30, 2004 by 34 days and unfavorable to June 30, 2005 by 32 days. The Company’s inventory levels have increased due to new products, higher purchases of raw materials in advance of expected increases of raw material prices and inventory build up to accommodate the Austin facility shut down. The Company’s days of inventory on hand typically peaks at the end of the third quarter due to seasonally lower sales in the third quarter of each year and the build up of inventory to accommodate anticipated fourth quarter sales levels.
     Cash flows used in investing activities decreased to $204.8 million in the nine month period ended September 30, 2005, compared to $264.3 million in the same 2004 period. In 2004, the Company used cash for the Implex purchase price and to complete the Centerpulse compulsory acquisition process. Additions to instruments during the nine month period ended September 30, 2005 were $129.6 million compared to $106.7 million in the same 2004 period. Increases in instrument purchases were primarily to support new product launches and sales growth. During 2005 the Company expects purchases of instruments to approximate $150 million as the Company continues to invest in instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during the nine month period ended September 30, 2005 were $65.5 million compared to $59.6 million in the same 2004 period. Increases were related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Parsippany, New Jersey. During 2005 the Company expects purchases of other property, plant and equipment to approximate $100 million to $110 million, as a result of ongoing facility expansions, new information systems and continuous productivity improvements. Facility expansions are due to increased demand, the transfer of production to other Company manufacturing sites as a result of the closure of the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity, which was completed in the second quarter of 2005.
     Cash flows used in financing activities were $482.1 million for the nine month period ended September 30, 2005, compared to $372.0 million in the same 2004 period. The Company repaid $555.3 million of debt, net, in the nine month period ended September 30, 2005, utilizing cash on hand, cash generated from operating activities and $75.1 million in cash proceeds received from the exercise of Company stock options.
     The Company has a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). Available borrowings under the Senior Credit Facility at September 30, 2005, were approximately $1,264 million. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.
     The Company and certain of its wholly owned foreign and domestic subsidiaries are the borrowers and its wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to the Company’s senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If the Company falls below an investment grade credit rating, additional restrictions would result, including restrictions on investments and payment of dividends. The Company was in compliance with all covenants under the Senior Credit Facility as of September 30, 2005. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.
     The Company also has available uncommitted credit facilities totaling $50 million.
     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. The Company paid $51.9 million in 2004, and has accrued $44.0 million in estimated earn-out payments that are expected to be paid in December 2005. The Company estimates remaining payments, which will occur in 2006, to be in a range from $30 million to $40 million.
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
Critical Accounting Estimates
     The financial results of the Company are affected by the selection and application of accounting policies and methods. There were no changes in the three or nine month periods ended September 30, 2005 to the application of critical accounting estimates as described in the Company’s 2004 annual report on Form 10-K.

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
Item 4. Controls and Procedures
     The Company carried out an evaluation under the supervision and participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information
Item 1. Legal Proceedings
     Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.
Item 5. Other Information
     During the period covered by this Quarterly Report on Form 10-Q, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, to perform certain non-audit services related to certain tax matters and compliance with legal requirements in certain jurisdictions in which the Company engages in business. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
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

ZIMMER HOLDINGS, INC.

(Registrant)

Date: November 7, 2005	By: /s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Corporate Finance
and Operations and Chief Financial Officer

Date: November 7, 2005	By: /s/ James T. Crines

James T. Crines
Senior Vice President, Finance/Controller
and Information Technology