Form 10-K
period 2005-12-31
ZIMMER HOLDINGS INC
filed 2006-03-02
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For year ended December 31, 2005
Commission file number 001-16407
ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)
345 East Main Street, Warsaw, IN	46580
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (574) 267-6131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes ☐         No ☑
The aggregate market value of shares held by non-affiliates was $18,815,529,777 (based on closing price of these shares on the New York Stock Exchange on June 30, 2005, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 13, 2006, 247,994,275 shares of the registrant’s $.01 par value common stock were outstanding.
Documents Incorporated by Reference

Document	Form 10-K

Portions of the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

     This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, the ability to successfully integrate acquired companies including Centerpulse AG and Implex Corp., the outcome of the Department of Justice investigation announced in March 2005 and the pending informal Securities and Exchange Commission investigation of Centerpulse AG accounting, control of costs and expenses, the ability to form and implement alliances, changes in reimbursement programs by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report and the material accompanying this report which comprise our annual report to stockholders. See Item 1A for a detailed description of Risk Factors.

Table of Contents	Page

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

PART I

ITEM 1.	Business

GENERAL

     We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products. In this report, “Zimmer” “we”, “us”, “our” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.
     Zimmer Holdings was incorporated in Delaware in 2001. Zimmer’s history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, Indiana. On August 6, 2001, Zimmer Holdings was spun off from its former parent and became an independent public company.
     In October 2003, we finalized our acquisition of Centerpulse AG (“Centerpulse”), a Switzerland-based orthopaedics company and the leader in the European reconstructive market. In addition to providing us with a leading position in the European orthopaedic reconstructive implant market, the Centerpulse acquisition furnished us with a platform in the faster growing spine and dental implant markets.
     In April 2004, we acquired Implex Corp. (“Implex”), now known as Zimmer Trabecular Metal Technology, Inc., a company with which we had a distribution and strategic alliance since 2000 for the commercialization of reconstructive implant and trauma products incorporating Trabecular Metaltm Technology.
     Throughout the past two years, a key focus of management has been the successful integration of the Centerpulse and Implex businesses. In 2005, we performed ahead of schedule under our comprehensive integration plan, having accomplished almost 90 percent of the more than 3,500 total planned integration milestones.
CUSTOMERS, SALES AND MARKETING

     Our primary customers include musculoskeletal surgeons, neurosurgeons, oral surgeons, dentists, hospitals, distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons.
     We have operations in more than 24 countries and market products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. We manage our operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Detailed financial and other information regarding our reportable geographic segments can be found in Note 14 to the Consolidated Financial Statements, which are included in this report under Item 8.
     We market and sell products through three principal channels: 1) direct to health care institutions, such as hospitals, which is referred to as a direct channel account, 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers, and 3) directly to dental practices and dental laboratories. Through the direct channel accounts, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. With the sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Direct channel accounts represented more than 80 percent of our net sales in 2005. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 10 percent of our net sales for 2005.
     We stock inventory in our warehouse facilities and retain title to consigned inventory in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and optimal quantities required to maintain the highest possible service levels. We also carry trade accounts receivable balances based on credit terms that are generally consistent with local market practices.
     We utilize a network of sales associates, sales managers and support personnel, most of whom are employed by independent distributors and sales agencies. We invest a significant amount of time and expense in providing training in such areas as product features and benefits, how to use specific products and how to best inform surgeons of such features and uses. Sales force representatives rely heavily on strong technical selling skills, medical education and the ability to provide technical support for surgeons.
     In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education into each locality to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to musculoskeletal surgeons and the medical procedures they perform, in part through sponsorship of medical education events. In 2005, we sponsored more than 300 medical education events and meetings with and among musculoskeletal surgeons around the world.
     Americas. The Americas is the largest geographic segment, accounting for $1,941.8 million, or 59 percent, of 2005 net sales, with the United States accounting for $1,845.6 million of net sales in this region. The United States sales force consists of independent sales agents, together

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

with sales associates, sales managers and sales support personnel, the majority of which sell products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.
     In this region, we have also concentrated on negotiating contracts with purchasing organizations or buying groups and managed care accounts and have increased unit growth by linking the level of discounts received to volume of purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. Under these buying contracts, we are generally designated as one of several identified preferred purchasing sources for the members of the buying group for specified products, although usually the members are not obligated to purchase our products.
     A majority of hospitals in the United States belong to at least one group purchasing organization. In 2005, individual hospital orders purchased through contractual arrangements with such purchasing organizations or buying groups accounted for approximately 51 percent of our net sales in the United States. Contractual sales were highest through Novation, LLC, Premier Purchasing Partners, L.P., and Health Trust Purchasing Group, representing 29 percent, 13 percent and 7 percent, respectively, of net sales in the United States. No individual end-user, however, accounted for over 1 percent of our net sales, and the top ten end-users accounted for approximately 3.7 percent of our aggregate net sales in the United States. These buying contracts generally have a term of three years with extensions as warranted. Our current arrangements with Premier, Novation and Health Trust Purchasing Group have all been renegotiated and updated in the past 24 months.
     In the Americas, we maintain an extensive monitoring and incentive system ranking sales agents across a range of performance metrics. We evaluate and reward sales agents based on achieving certain sales targets and on maintaining efficient levels of working capital. We set expectations for efficient management of inventory and provide sales agents an incentive to aid in the collection of receivables.
     Europe. The European geographic segment accounted for $874.8 million, or 27 percent, of 2005 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for more than 79 percent of net sales in the region. In addition, we also operate in other key markets such as Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this region is comprised of independent distributors, commissioned agents, direct sales associates and sales support personnel. In marketing our orthopaedic implant portfolio in Europe, we have continued to emphasize the advantages of clinically proven, established designs.
     Asia Pacific. The Asia Pacific geographic segment accounted for $469.5 million, or 14 percent of 2005 net sales, with Japan being the largest market within this segment, accounting for approximately 60 percent of the sales in this region. In addition, we operate in key markets such as Australia, New Zealand, Korea, China, Greater China, India, Thailand and Singapore. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers who act principally as order agents on behalf of hospitals in the region, together with sales associates who build and maintain strong relationships with musculoskeletal surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of our sales associates play a critical role in providing service, product information and support to surgeons who continue to enhance their knowledge and skills to improve the quality of surgical outcomes. We have strengthened, and intend to continue to support the clinical needs of surgeons in the region primarily through sponsorship of medical education and training programs relating to orthopaedic surgery. The key marketing and educational activities in the region center on minimally invasive surgical procedures and technologies, increased range of motion and improved patient outcomes.
     Our business is generally not seasonal in nature; however, many of our products are used in elective procedures, which typically decline during the summer months and holiday seasons.
DISTRIBUTION

     We generally ship our orders via expedited courier. Our operations support local language labeling for shipments to the European Union member countries. We operate distribution facilities, among other places, in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; and internationally in Australia, Belgium, Canada, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom. Our backlog of firm orders is not considered material to an understanding of our business.
PRODUCTS

     We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products, and related orthopaedic surgical products. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Information about product sales can be found in Item 7 of this report.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Orthopaedic Reconstructive Implants
     The majority of reconstructive implant procedures restore joint function lost due to degenerative diseases such as arthritis and relieve pain in knees and hips.

Minimally Invasive Solutions Procedures and Technologies
     In 2005, we continued to expand our efforts to apply minimally invasive surgical techniques to orthopaedic surgery, which we refer to as Minimally Invasive Solutionstm (MIStm) Procedures and Technologies. The Zimmer Institute, with its main facility located at our global headquarters, has been used, in addition to satellite centers established in connection with 25 existing Zimmer Institute partnerships, to facilitate the training of over 4,000 surgeons on several MIS Procedures. In 2005 alone, we trained nearly 2,500 surgeons through The Zimmer Institute network.
     We work directly with several global medical centers to evaluate and refine advanced minimally invasive knee and hip replacement procedures. We plan to continue to affiliate with additional North American and international institutions to provide surgeon education at The Zimmer Institute and its satellite locations. The principal goals of these MIS Technology efforts are to reduce the hardships of having a total joint replacement, such as the time a patient must spend in rehabilitation, pain reduction and lost time from work.
     In December 2005, we announced that we are following more than 2,500 Zimmer® MIS 2-Incisiontm Total Hip Replacement Procedure cases in active clinical studies. We estimate that in total more than 3,000 of these procedures have been performed worldwide since inception in 2001. At the February 2005 American Academy of Orthopaedic Surgeons meeting in Washington, D.C., we introduced the Zimmer MIS Anterolateral Hip Replacement Procedure that was developed with the specific intent to expand patient benefits relative to standard hip replacement surgery. Among our achievements in MIS Procedures and Technologies in knees during 2005, we began commercializing the NexGen® MIS Tibial Plate, the first modular stemmed tibial component prosthesis that can be assembled within the patient, making it more conducive to minimally invasive procedures.
     Throughout 2005, we continued to develop navigation systems, through the use of image-guided surgical technology, to aid surgeons in learning procedures and gaining confidence in the placement of instrumentation and implants where navigation is difficult due to the small incisions necessary in effectuating minimally invasive procedures. In February 2005, we announced that the first electromagnetic CAS-enabled knee replacement procedures were successfully performed in Houston, Texas. Orthopaedic surgeons are now performing these navigation procedures in association with the Zimmer MIS Quad-Sparingtm Total Knee Replacement Procedure and the Zimmer MIS Mini-Incision Total Knee Procedure.
     We are focused both on further commercializing existing MIS Technique approaches and investigating new ways to apply MIS Technology principles to additional procedures and products. We continue to believe that the commitment of substantial financial and other resources in furtherance of MIS Procedures and Technologies is critical.

Knee Implants
     Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articulating surface (placed on the tibial tray). Knee replacement surgeries include first-time joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining (CR) designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized (PS) designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side or compartment of the knee with an unicompartmental knee prosthesis.
     Our portfolio of MIS Techniques includes the MIS Mini-Incision Total Knee Procedures and the MIS Quad-Sparing Total Knee Replacement Procedure, with the incorporation of CAS-enabled electromagnetic navigation capability. The MIS Mini-Incision Total Knee Instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues. The MIS Quad-Sparing Total Knee Procedure features advanced instrument concepts which allow surgeons to perform the total knee arthroplasty through a 7-10 cm incision without cutting the patient’s muscles or tendons.
     We offer a wide range of products for specialized knee procedures, including, among others, the following brands:
          NexGen® Complete Knee Solution. The NexGen Knee product line is a comprehensive system for knee replacement surgery which has had significant application in PS, CR and revision procedures. The NexGen Knee System offers joint stability and sizing that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen Knee System provides surgeons with complete and versatile knee instrument options, including Zimmer MIS Quad-Sparing and MIS Mini-Incision Instruments, milling and multiple traditional saw blade cutting instrument systems. The breadth and versatility of the NexGen Knee System allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies. The ongoing use of Trabecular Metal Monoblock Tibial Components in both CR and PS philosophies enhances our strategy to add new innovative technologies to this brand. Trabecular Metal Materials provide a higher level of porosity and surface friction than existing non-cemented alternatives and are similar in stiffness to natural bone.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

          The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities were augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee (the “LPS-Flex Knee”), a high-flexion implant that has the potential to accommodate knee flexion up to a 155-degree range of motion in some patients.
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
          The NexGen Revision Knee product line consists of several different products that are designed to provide clinical solutions to surgeons for various revision situations. In 2004, we commercialized a new bone augmentation implant system made from Trabecular Metal Technology material. These new augments are designed to address significant bone loss in revision surgery.
          We offer improved polyethylene performance in the NexGen Knee System with our conventional polyethylene and Prolongtm Highly Crosslinked Polyethylene, which represents an advance in a number of wear related areas including reduction in wear, resistance to oxidation, pitting, cracking and is the only insert FDA approved for resistance to delamination. Prolong Highly Crosslinked Polyethylene is available in both NexGen CR-Flex and LPS-Flex designs.
          The Natural-Knee® II System. The Natural-Knee II System consists of a complete range of interchangeable, anatomically designed implants which include a proprietary Cancellous-Structured Titaniumtm (CSTitm) Porous Coating option for stable fixation in active patients and Durasul® Highly Crosslinked Polyethylene. The original Natural-Knee System celebrated its 20th anniversary of clinical use in 2005. New Natural-Knee II MIS Instrumentation was launched in December 2004. These instruments are designed to accommodate a smaller incision during the knee procedure.
          The Innextm Total Knee System. The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering, the availability of differing levels of articular constraint and the Innex Revision Knee components provide for a comprehensive mobile and fixed bearing knee system. The Innex Knee System is currently distributed in Europe and Asia Pacific, but is not available for commercial distribution in the United States.
          Unicompartmental Knee Systems. The M/ G®, Natural-Knee II and Allegrettotm Unicompartmental Knee Systems apply the same flexibility and quality of our other knee implant products to unicompartmental, or single compartment disease. These systems offer the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes.
          The Zimmer® Unicompartmental Knee System was commercialized in 2004 offering a high flexion design to unicompartmental knee surgery. The high flexion product was designed specifically for MIS Procedures and Technologies.

Hip Implants
     Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first time, or primary, joint replacement as well as revision procedures for the replacement, repair or enhancement of an implant product or component from a previous procedure. Approximately 40 percent of the hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone. The remaining balance of the total hip replacement procedures are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies.
     Our portfolio of MIS Techniques includes the Zimmer MIS 2-Incision Hip Replacement Procedure, the Mini-Incision Posterior Procedure, the Mini-Incision Anterior Procedure, and the Zimmer MIS Anterolateral Techniques. The incision for a traditional open hip primary replacement may be approximately 12 inches long. Other less invasive approaches, such as a “mini” incision for hips, have been in existence for approximately seven years. In January 2004, the first computer image-guided MIS 2-Incision Hip Replacement Procedure live surgery was performed utilizing new technology and instrumentation co-developed by us and our MIS Technologies computer navigation partner, Medtronic, Inc. In January 2004, the United States Patent and Trademark Office granted us a patent specific to our MIS 2-Incision Hip Replacement Procedure.
     Our key hip replacement products include, among others:
          VerSys® Hip System. The VerSys Hip System is supported by a common instrumentation set and is an integrated family of hip products that offers surgeons design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys Stems.
          Zimmer® M/ L Taper Prosthesis. The Zimmer M/ L Taper Prosthesis was launched in early 2004. The prosthesis offers a dual wedge and proximally porous coated design that was based on long term clinically proven concepts. The M/ L Taper has become widely used in MIS Procedures due to its overall design and ease of use. Specific instruments have

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

been developed to facilitate the insertion of the Zimmer M/ L Taper Hip Prosthesis through the MIS Anterolateral Technique.
          Alloclassic® (Zweymüller®) Hip System. The Alloclassic (Zweymüller) Hip System has become the most used, primary, cementless hip in the world. This is one of the few stems available today that is practically unchanged since its introduction in 1979. A new offset design was added in 2004 and offers the surgeon increased capability to restore the patient’s anatomical joint movement.
          CLS® Spotorno® Hip System. The CLS Spotorno Stem is one of our largest selling hip prostheses, especially in the European markets. Additions to the product line in 2004 provided the capability for restoration of the physiological center of rotation. The CLS Spotorno Stem has excellent clinical results, confirmed by the 2004 Swedish Hip Registry with a 100 percent implant survivorship after 11 years.
          Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is our primary acetabular cup system. The Trilogy family of products offers patients and surgeons options and versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liner, is designed to address the issue of wear and reduce the generation of debris in total hip arthroplasty. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. We continue to augment our offerings of porous reconstructive hip implants through the introduction of Trabecular Metal Technology. We completed the launch of the Trabecular Metal Modular Primary Acetabular System in 2004. This particular product incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal Material. In addition to the Trabecular Metal Acetabular System, we also offer a Trabecular Metal Revision Acetabular Shell for advanced fixation in acetabulae with insufficient bone.
          Alternative Bearing Technology. We have a broad portfolio of alternative bearing technologies which include Longevity and Durasul Highly Crosslinked Polyethylenes, Metasul® Metal-on-Metal Tribological Solution and Cerasul® and Trilogy AB® Ceramic-on-Ceramic Tribological Solutions. Alternative bearings are designed to minimize wear over time, potentially increasing the longevity of the implant. In December 2005, we announced that we received an approvable letter from the U.S. Food and Drug Administration (FDA) related to the Trilogy AB Acetabular System. The letter specified that the Premarket Approval Application (PMA) is approvable subject to an FDA inspection of our relevant facilities. We expect that the necessary inspections will be completed in 2006 and that we will begin marketing the Trilogy AB Acetabular System upon final application approval from the FDA.
          Durom® Hip Resurfacing System. This product is particularly suited to patients who are at risk of requiring multiple hip replacements over their lifetimes since it preserves the patient’s healthy bone stock. A primary objective of this system is to allow the patient to return to an active lifestyle. The Durom System uses the highly wear resistant Metasul Metal-on-Metal Technology as the bearing surface for the implant design. Since 1988, Metasul Technology has been used successfully for total hip replacement. Today’s metal-on-metal technology is the result of over one and a half decades of development, research and clinical evaluation, which formed the foundation for the Durom Hip Resurfacing System. The option of the large diameter heads offers the advantage of a low-wear solution while providing greater joint stability and high range of motion in combination with the wide range of cemented and uncemented femoral implants. We filed a 510(k) with the FDA on the Durom Acetabular Shell and associated large diameter Metasul Heads in December 2005.

Extremity Implants
     Our extremity implants, primarily shoulder and elbow products, are designed to treat arthritic conditions and fractures, as well as to enhance the outcome of primary or revision surgery.
          Bigliani/ Flatow® Complete Shoulder Solution. The Bigliani/ Flatow product line gives us a significant presence in the global shoulder implant market. This system is well recognized in all major regions of the world.
          Trabecular Metal Humeral Stem. Released in 2005, the Trabecular Metal Humeral Stem combined with Bigliani/ Flatow Heads and Glenoids was designed to provide a broader range of anatomic coverage and to aid in the restoration of proper joint motion while offering improved orthobiological ingrowth potential through utilization of Trabecular Metal Technology.
          Anatomical Shouldertm System. The Anatomical Shoulder System can be tailored to each patient’s individual anatomy. This portfolio was expanded in 2005 to include the Anatomical Shoulder Inverse/ Reverse System, designed to address significant loss of rotator cuff function. The primary shoulder implant can be converted to a reverse shoulder without removal of the initial implant.
          Zimmer® Collagen Repair Patch. Launched in 2005, this innovative biological patch is used for the repair of rotator cuff injuries in the shoulder. This product can aid in reinforcing rotator cuff tears and help provide predictable strength of repair. The underlying technology was developed by Tissue Science Laboratories plc (TSL) of the United Kingdom. We entered into a multi-year, exclusive distribution agreement with TSL in 2003.
          Coonrad/Morrey Total Elbow. The Coonrad/ Morrey Total Elbow product line is a family of elbow replacement implant products which have helped us establish ourselves in the global elbow implant market.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Dental Products
     Our Dental division, headquartered in Carlsbad, California, manufactures and distributes (1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products – aimed at providing a more natural restoration to mimic the original teeth; and (3) dental regenerative products – for soft tissue and bone rehabilitation.
     Zimmer Dental recently opened a specialized, Zimmer Institute training center dedicated to helping clinicians further their knowledge, skills and confidence essential for the practice of contemporary implant dentistry. In furtherance of our extensive educational initiatives, in 2005, we announced that Zimmer Dental formed an educational partnership with the American Dental Education Association to strengthen undergraduate and advanced dental education, including the teaching of implant dentistry.

Dental Reconstructive Implants
     Our dental reconstructive implant products and surgical and restorative techniques include, among others:
          Tapered Screw-Vent® Implant System. Our largest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent System, with its two-stage design, was developed to minimize valuable chair time for restorations. Featuring a patented internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent Product is a technologically advanced dental implant offering features designed to allow the clinician to meet the needs of patients even in the most demanding circumstances.
          AdVent® Implant System. Utilizing many features of the Tapered Screw-Vent System, the AdVent Product is a transgingival, one stage design that utilizes the same surgical system as the Tapered Screw-Vent System, allowing the clinician to use both design concepts without incurring the added cost of a second surgical system.
          Tapered SwissPlus® Implant System. Designed to meet the needs of clinicians who prefer a transgingival, one stage, dental implant, the Tapered SwissPlus System incorporates multiple lead threads for faster insertion time, and a tapered body to allow it to be placed in tight interdental spaces. The Tapered SwissPlus System also incorporates an internal connection.

Dental Restorative Products
     We commercialize products for the aesthetic restorative market aimed at providing a more natural restoration. We offer a full line of prosthetic devices for each of the above dental implant systems as well as a custom solution, as follows:
          Atlantistm1 Abutment. We market the Atlantis Abutment System through an agreement with Atlantis Components, Inc. This product allows for a custom made restoration improving aesthetic results in dental implant procedures. The abutments use a patented process that employs 3-D optical scanning, automated design software and integrated machining to manufacture individualized components for the dental implant market.

Dental Regenerative Products
     We market the following product lines for use in regenerative techniques in oral surgery:
          Puros® Allograft Bone Grafting Products. The Puros Material is an allograft bone grafting material which utilizes the Tutoplast®2 Tissue Processing Technique that provides exceptional bone grafting material for use in oral surgery. Zimmer Dental offers three distinct Puros Allograft products to use together or separately for various bone grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate and Puros Block Allografts. We market the Puros Allograft Bone Grafting Products through an agreement with Tutogen Medical, Inc.
Spine Implants
     Our Spine division, located in Minneapolis, Minnesota, designs, manufactures and distributes medical devices and surgical tools that provide comprehensive spine care solutions to improve and enhance quality of life for patients with back pain, neck pain, degenerative disc conditions and injuries due to trauma. Zimmer Spine offers orthopaedic surgeons and neurosurgeons a full range of devices for posterior and anterior applications, including products in Interbody Fusion, Cervical, Thoracolumbar and Biologic applications.
     Our spine product offerings include, among others:
          Dynesys®3 Dynamic Stabilization System. The Dynesys System is used in the treatment of lower back and leg pain in skeletally mature patients. Developed to bring the lumbar vertebrae into a more natural anatomical position while stabilizing the affected segments, the Dynesys System uses flexible materials threaded through pedicle screws rather than rigid rods or bone grafts alone as an adjunct to fusion.
          ST360°® Spinal Fixation System. The ST360° Spinal Fixation System combines polyaxial screws and lateral connectors into a single system. The combination of polyaxial screws and lateral connectors reduces the potential for transferring loads, during assembly, between rods and screws that are not perfectly aligned.

1 Trademark of Atlantis Components, Inc.
2 Registered Trademark of Tutogen Medical, Inc.
3 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

          Optima®4 ZS Spinal Fixation System. The Optima ZS Spinal Fixation System is a low-profile, in-line, polyaxial pedicle screw design incorporating three-dimensional adjustability while allowing for simple, stable construct assembly.
          Trinica® Select Anterior Cervical Plate System. The Trinica Select Anterior Cervical Plate System and All-Through-One instrumentation is designed to simplify the surgical procedure while requiring less retraction and reducing the risk of soft-tissue damage. The Trinica Select Self-Drilling Screws are designed to provide the surgeon with the option to reduce the amount of instruments, thereby potentially reducing the amount of retraction and surgical time required to implant the Trinica Select Plate.
          Trabecular Metal Technology. Trabecular Metal Technology has a wide range of orthopaedic applications. In the United States, Trabecular Metal Material shapes are cleared for Vertebral Body Replacement procedures as well as bone void fillers.
          Puros Allograft Products. We continue to sell traditional and specialty Puros Allograft Bone Products through our exclusive U.S. distribution agreement with Tutogen Medical, GmbH. Puros Products consist of traditional and specialty grafts which are donated human tissues, preserved with Tutogen’s patented Tutoplast Process of tissue preservation. The Tutoplast Process is a proprietary tissue processing system designed to significantly reduce the amount of cells, bone marrow and lipid components from processed allograft bone and connective tissue while preserving the extra-cellular matrix (collagen and mineral components).
Trauma
     Trauma products include devices used primarily to stabilize damaged bone and tissue to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, rods, wires and pins. In addition, external fixation devices may be used to stabilize fractures or correct deformities by applying them externally to the limb. We are focusing on aligning our trauma products with MIS Procedures and on integrating orthobiologics and other next-generation technologies into our trauma solutions.
     In 2005, we formed a new standalone Zimmer Trauma division based in Warsaw, Indiana. We offer a comprehensive line of trauma products, including, among others:
          M/ DN® Intramedullary Fixation, Sirus® Intramedullary Nail System, and ITSTtm Intertrochanteric/ Subtrochanteric Fixation System. The M/ DN, Sirus and ITST Intramedullary Nailing Systems are utilized for the internal fixation of long bone fractures. The systems include specialized instrumentation that allow the nails to be put in using a minimally invasive approach that can help improve patient recovery times.
          NCB® Plating System. The new titanium NCB Locking Plates deliver the ability for surgeons to target screws with polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures.
          Zimmer Periarticular Locking Plates. The Zimmer Periarticular Locking Plate System locking screw technology with the advanced design of Zimmer Periarticular Plates creates constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices. This technical innovation, combined with the transition in plate thickness – thinner in the metaphysis to thicker in the diaphyseal areas – gives surgeons the ability to lock an exact fit.
          Zimmer Plate and Screw System. The Zimmer Plate and Screw System is a comprehensive system of stainless steel plates, screws and instruments for fracture fixation.
          Wristoretm5 Distal Radius Fracture Fixator. In early 2003, we acquired the design of this all polymer external fixator for special application to more common wrist fractures. The Wristore Fixator offers an adjustable and stable approach for fractures of the distal radius. The Wristore Fixator surgical kit provides all implants and disposable instruments in one sterile package, eliminating the need for a sterilization case and extra packaging.
          Trabecular Metal Osteonecrosis Intervention Implant. The Trabecular Metal Osteonecrosis Intervention Implant is an early stage intervention device for patients afflicted with osteonecrosis of the femoral head. The device helps delay the need for total hip replacement through a simple, minimally invasive procedure that stabilizes the hip and helps encourage bone growth and revascularization.
          Zimmer Cannulated Screw System. The Zimmer Cannulated Screw System makes use of enhanced material technology and innovative design which aids in precise guide wire placement to help ensure secure fixation, and provide surgeons with multiple intraoperative solutions.
Orthopaedic Surgical Products
     We develop, manufacture and market surgical products that support our reconstructive, trauma, spinal and dental product systems in the operating room environment with a focus on bone cement and accessories, blood management, surgical wound site management, pain management and

4 Registered Trademark of U&I Corporation.
5 Trademark of Millennium Medical Technologies, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

patient management products. Our orthopaedic surgical products include, among others:
          A.T.S.® Automatic Tourniquet Systems. The A.T.S. Tourniquet Systems Product Line represents a complete family of tourniquet machines and cuffs designed to safely create a bloodless surgical field. The family of machines includes the A.T.S. 3000 Tourniquet, which utilizes patented technology to determine a patient’s proper “Limb Occlusion Pressure” based on the patient’s specific physiology. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.
          PALACOS®6 Bone Cement. In 2005, we finalized a multi-year agreement whereby we acquired exclusive United States distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH, a world leader in the development and production of orthopaedic bone cement products and other healthcare technologies. We have non-exclusive distribution rights outside of the United States. Included in these brands are PALACOS R and PALACOS R+G Bone Cements. The PALACOS R+G product is bone cement with the antibiotic gentamiacin pre-mixed in the formulation, which is used by the orthopaedic surgeon to reduce the risk of postoperative infection. The product’s handling characteristics make it well-suited for minimally invasive procedures.
          Zimmer Blood Reinfusion System. This offering in our portfolio of blood management products collects, filters and then reinfuses the patient’s own blood following surgery.
          Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems. These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are completely disposable to reduce the risk of cross contamination.
ORTHOBIOLOGICS

     As part of our focused research and development efforts and desire to create new orthopaedic treatments, we have an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects. We are actively involved in the field of orthobiologics and are committed to investing extensively in orthobiologics research activities. We are working on orthobiological solutions to repair and regenerate damaged or degenerated orthopaedic tissues. These materials potentially could transform treatment of damaged joints by orthobiological repair rather than replacement with inert materials. A sampling of some of our key projects in the Orthobiologics area is set forth below.
     We are collaborating with ISTO Technologies, Inc. (ISTO) on a project to develop chondral and osteochondral cartilage grafts for cartilage repair. ISTO is developing cartilage regeneration and cell-based therapies using cartilage cells from juvenile donor cartilage, with initial applications focused upon knee joints and spinal discs. We led an ISTO financing round of $10.8 million in 2005, which in part provides development funds to ISTO. In 2006, we expect ISTO to move its neocartilage products to U.S. Phase 1 human clinical trials for the repair of articular cartilage.
     In September 2005, we announced that we acquired worldwide exclusive distribution rights for genetically engineered xenogeneic porcine tissues for orthopaedic applications from Revivicor, Inc., which has an advanced transgenic technology platform for the production of tissues and cells. We are centralizing our initial efforts on the development of technologies for orthopaedic applications, including the repair and replacement of damaged tendon, ligament, meniscus, cartilage, bone and spinal nucleus tissues.
     As mentioned above under the caption “Extremity Implants”, in 2005, we launched an orthobiological patch for the repair of rotator cuff injuries in the shoulder. The underlying technology was developed by TSL and is being marketed by us as the Zimmer Collagen Repair Patch.
     We and our strategic partners are developing a biodegradable, injectable hydrogel device designed to alleviate pain by restoring the spinal nucleus to its original height through rehydration.
RESEARCH AND DEVELOPMENT

     We have extensive research and development activities to introduce new surgical techniques, materials, orthobiologics and product designs intended to advance the field of orthopaedics. The product development function works closely with the strategic brand marketing function to understand and respond to our customers’ needs on a global basis, and with the research function to incorporate new technologies in our product pipeline. The rapid commercialization of innovative new materials, orthobiologics products, implant and instrument designs, and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.
     Among the numerous new product launches in 2005, we released the first Trabecular Metal Hip Stem, new Durom Hip Resurfacing instruments, additional Natural-Knee II System MIS Instruments, NexGen MIS Tibial Plates, Zimmer Periarticular Locking Plates and NCB Locking Plates. Other new product, surgical technique and instrument introductions in 2005 in the orthopaedic reconstructive implants, spine implants, trauma, orthopaedic surgical products and orthobiologics product categories are more fully described above under the captions “PRODUCTS” and “ORTHOBIOLOGICS”. These and other new products introduced in the last three years accounted for more than 21 percent of 2005 total sales, exceeding our new products sales goal of 15 to 20 percent of total sales on an annual basis.

6 Registered Trademark of Heraeus Kulzer GmbH.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

December 31, 2005, 2004 and 2003, we spent $175.5 million, $166.7 million and $105.8 million, respectively, on research and development. The substantial increases in research and development expenditures have accelerated the output of new orthopaedic and dental reconstructive implants, spine and trauma products, including advanced new materials, product designs and surgical techniques. Our primary research and development facility is located in Warsaw, Indiana. In 2005, we announced that we are committing $24 million to an expanded research and development center in Warsaw and construction is underway. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Cedar Knolls, New Jersey. As of December 31, 2005, we employed more than 550 research and development employees worldwide.
     We will continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances.
GOVERNMENT REGULATION AND QUALITY SYSTEMS

     We are subject to government regulation with regard to our products and operations in the countries in which we conduct business. It is our policy to comply with all regulatory requirements governing our operations and products, and we believe that the research, development, manufacturing and quality control procedures that we employ are in material compliance with all applicable regulations.
     In the United States, numerous regulations govern the development, testing, manufacturing, marketing and distribution of medical devices, including, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The FDA regulates product safety and efficacy, laboratory, clinical and manufacturing practices, labeling and record keeping for medical devices and post market surveillance to identify potential problems with marketed medical devices. A few of the devices we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. The FDA has the authority to halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that must be complied with in the manufacture and marketing of our products.
     In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, clinical efficacy, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directives, which create a single set of medical device regulations for all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to obtain CE Marks for their products. We maintain a certified status with the European and Canadian Notified Bodies, which provides for CE marking of products for these markets.
     We are subject to various government regulations pertaining to healthcare fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and Civilian Health and Medical Program Uniformed Service (CHAMPUS). The scope and enforcement of these laws and regulations are uncertain and subject to rapid change. We believe that our operations are in material compliance with these laws.
     We are committed to providing high quality products to our customers. To meet this commitment, we have implemented modern quality systems and concepts throughout the organization. The quality assurance department supervises our quality systems. Senior management is actively involved in setting quality policies and managing internal and external quality performance. Our regulatory affairs and compliance department is responsible for assuring compliance with all applicable regulations, standards and internal policies.
     We have initiated numerous quality improvement programs and all of our manufacturing operations are certified to the new ISO 13485:2003 global standard.
     Our facilities and operations are also subject to various government environmental and occupational health and safety requirements of the United States and foreign countries, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties by pollutants. We believe we are currently in material compliance with such requirements.
COMPETITION

     The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and orthopaedic surgical products, major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Synthes, Inc., Smith & Nephew plc and Wright Medical Group, Inc.
     In the Americas geographic segment, we and DePuy Orthopaedics, Inc., Stryker Corporation, Biomet, Inc., Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc), Wright Medical Group, Inc. and Synthes, Inc., account for a large majority of the total reconstructive and trauma implant sales.
     In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with DePuy Orthopaedics, Inc., Stryker Corporation, Synthes, Inc. and Smith & Nephew plc, as well as regional companies,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.
     In Europe, the reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Mathys AG and Plus Orthopedics Holdings AG, which compete with us in addition to the global competitors. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, we will continue to develop and produce specially tailored products to meet specific European needs.
     In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P. (a subsidiary of Biomet, Inc.).
     In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.).
     Competition within the industry is primarily based on technology, innovation, quality, reputation, customer relationships and service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies. Where possible, we will continue to seek patent, trademark and other intellectual property protection concerning the surgical techniques, materials, technologies and products we design and develop.
MANUFACTURING AND RAW MATERIALS

     We manufacture substantially all of our products at eight locations, including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Cedar Knolls, New Jersey; and Etupes, France. In 2004 and 2005, as part of the execution of the Centerpulse integration plan, we transferred some production operations among facilities in order to optimize manufacturing capacity. As previously announced as part of the Centerpulse integration plan, in 2005 we ceased all manufacturing activities in Austin, Texas and expect to liquidate the property in 2006. Over the past two years, we have expanded certain of our facilities.
     We believe that our manufacturing facilities set industry standards in terms of automation and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement. In addition, at certain of our manufacturing facilities, many of the employees are cross-trained.
     We generally operate our manufacturing facilities at a targeted goal of approximately 90 percent of total capacity. We continually evaluate the potential to in-source products currently purchased from outside vendors to on-site production.
     Improving manufacturing productivity has been a major contributor to improvement in profitability. Major areas of improvement have included utilization of computer-assisted robots to precision polish medical devices, automation of certain manufacturing processes, in-sourcing of core products, such as castings and forgings, high-speed machining, and negotiated reductions in third party supplier costs.
     We use a diverse and broad range of raw materials in the design, development and manufacturing of our products. We purchase all of our raw materials and select components used in manufacturing our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. Although a change in suppliers could require significant effort or investment by us in circumstances where the items supplied are integral to the performance of our products or incorporate unique technology, we do not believe that the loss of any existing supply contract would have a material adverse effect on our financial and operational performance. To date, we have not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill our production schedules.
INTELLECTUAL PROPERTY

     We believe that patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information.
     We own or control through licensing arrangements more than 2,770 issued patents and more than 1,540 patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.
EMPLOYEES

     We employ more than 6,700 employees worldwide, including more than 550 employees dedicated to research and development. Approximately 4,100 employees are located within the United States and more than 2,600 employees are located outside of the United States, primarily throughout Europe and in Japan. We have over 2,300 employees dedicated to manufacturing our products worldwide. The

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Warsaw, Indiana, production facility employs more than 1,000 employees. Fewer than 200 North American employees are members of a trade union covered by a collective bargaining agreement.
     In May 2003, we renewed a collective bargaining agreement with the United Steelworkers of America covering employees at the Dover, Ohio, facility. This agreement will continue in effect until May 15, 2007. The agreement automatically renews thereafter on a year-to-year basis until either party gives written notice of its intent to terminate the agreement, 60 days prior to a termination date.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers as of January 31, 2006.

Name	Age	Position

J. Raymond Elliott	56	Chairman, President and Chief Executive Officer

Cheryl R. Blanchard, Ph.D.	41	Senior Vice President, Research and Development and Chief Scientific Officer

Sheryl L. Conley	45	Group President, Americas and Global Marketing and Chief Marketing Officer

James T. Crines	46	Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer

David C. Dvorak	42	Group President, Global Businesses and Chief Legal Officer

Jon E. Kramer	59	President, U.S. Sales

Sam R. Leno	60	Executive Vice President, Finance and Corporate Services and Chief Financial Officer

Bruno A. Melzi	58	Chairman, Europe, Middle East and Africa

Stephen H.L. Ooi	52	President, Asia Pacific

Chad F. Phipps	34	Associate General Counsel and Secretary

Mr. Elliott was appointed Chairman of Zimmer Holdings on August 6, 2001 and President and Chief Executive Officer of Zimmer Holdings on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., a predecessor, in November 1997. Mr. Elliott has more than 30 years of experience in orthopaedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on five occasions as Chairman. He has served as a member of the board of directors and chair of the orthopaedic sector of the Advanced Medical Technology Association (AdvaMed) and is currently a director of the State of Indiana Workplace Development Board, the Indiana Chamber of Commerce and the American Swiss Foundation. Mr. Elliott has served as the Indiana representative on the President’s State Scholars Program and as a trustee of the Orthopaedic Research and Education Foundation (OREF).
Dr. Blanchard was appointed Senior Vice President, Research and Development and Chief Scientific Officer of Zimmer Holdings in December 2005 and she is responsible for Global Research, Global Development, Global Quality, Orthobiologics, External Research and Emerging Technologies. From October 2003 to December 2005, Dr. Blanchard served as Vice President, Corporate Research and Clinical Affairs; from August 2002 to October 2003, she served as Vice President, Research and Biologics; and from October 2000 to August 2002, she served as Director, Research. Prior to joining us in October 2000, Dr. Blanchard served in Manager, Professor and Fellow roles at the Southwest Research Institute, the University of Texas Health Science Center and Oak Ridge National Laboratory, respectively.
Ms. Conley was appointed Group President, Americas and Global Marketing and Chief Marketing Officer of Zimmer Holdings in December 2005 and she is responsible for all Global Marketing and all Western Hemisphere operations, including our business in the United States, Canada and Latin America. She is our first Chief Marketing Officer. From October 2003 to December 2005, Ms. Conley served as President, Global Products Group. From September 2002 to October 2003, Ms. Conley served as President, Zimmer Reconstructive and from May 2000 to September 2002, she served as Vice President, Global Brand Management and Commercialization, where she was responsible for Zimmer’s worldwide branding, marketing and new product development efforts. Ms. Conley was General Manager, Zimmer Canada, from 1998 to 2000. Ms. Conley joined Zimmer, Inc. in 1983 and has held various management positions in marketing, operations and clinical research.
Mr. Crines was appointed Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer of Zimmer Holdings in December 2005 and he is responsible for internal and external financial reporting, corporate and business unit accounting, and operations and logistics. From October 2003 to December 2005, Mr. Crines served as Senior Vice President, Finance/ Controller and Information Technology. From July 2001 to October 2003, Mr. Crines served as Vice President, Finance/ Controller and from September 2000 to July 2001, he served as Vice President, Finance and Information Technology. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Squibb, Zimmer’s former parent, from September 1995 until he joined Zimmer, Inc. in 1997 as Director of Finance. Mr. Crines has over 20 years of experience in corporate and operations finance and accounting, including five years as an auditor.
Mr. Dvorak was appointed Group President, Global Businesses and Chief Legal Officer of Zimmer Holdings in December 2005 and he is responsible for the existing Dental, Spine and Orthopaedic Surgical Products global divisions, as well as the development of the new global Trauma division. Additionally, Mr. Dvorak is the Chief Legal Officer, with responsibility for the Global Legal, Intellectual Property, Litigation and Risk Groups. From October 2003 to December 2005, Mr. Dvorak served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer. From December 2001 to October 2003, Mr. Dvorak served as Senior Vice President, Corporate Affairs and General Counsel. He served as Corporate Secretary from February 2003 to December 2005. Prior to his appointment with us, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation. Prior to joining STERIS in June 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio law firms, focusing on mergers and acquisitions and on securities law.
Mr. Kramer was appointed President, U.S. Sales of Zimmer Holdings in December 2005 and he is responsible for our sales activities throughout the United States. From August 2004 to December 2005, Mr. Kramer served as President, Americas. From October 2003 to August 2004, Mr. Kramer served as Vice President, U.S. Sales, and from 2001 to October 2003, he was our Area Vice President for the Southeast region of the United States. Prior to joining us, Mr. Kramer served as Vice President of Sales for Implex Corp. We acquired Implex on April 23, 2004, and the company formerly known as Implex is now our wholly-owned subsidiary. Mr. Kramer has over 20 years of sales experience in the orthopaedics industry.
Mr. Leno was appointed Executive Vice President, Finance and Corporate Services and Chief Financial Officer of Zimmer Holdings in December 2005 and he has overall responsibility for Finance and Operations, as well as Global Human Resources, Business Development and Strategic Planning, and Global Information Technology. From October 2003 to December 2005, Mr. Leno served as Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a global distributor of electronic components, a position he held from March 1999 until he joined Zimmer. Between 1971 and March 1999, Mr. Leno held various chief financial officer and other financial positions with several U.S. based companies and he previously served as a U.S. Naval Officer.
Mr. Melzi was appointed Chairman, Europe, Middle East and Africa of Zimmer Holdings in October 2003 and he is responsible for overall operations in the European, Middle Eastern and African regions. Mr. Melzi also serves presently as ad interim President, Europe. From March 2000 to October 2003, Mr. Melzi served as President, Europe/ MEA; from October 1997 to March 2000, he served as Vice President and Managing Director of Italy, Germany and Switzerland; and from 1990 to October 1997, he served as Managing Director, Italy. Mr. Melzi has nearly 30 years of experience in the orthopaedics and medical products industry, including serving as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990.
Mr. Ooi was appointed President, Asia Pacific of Zimmer Holdings in December 2005 and he is responsible for overall operations in the Asia Pacific region, including responsibility for Japan. Following our acquisition of Centerpulse, Mr. Ooi served as President, Australasia from September 2003 to December 2005, where he was responsible for operations in Asia Pacific, excluding Japan. From September 2002 to September 2003, Mr. Ooi served as President, Asia Pacific region, and from January 1992 to September 2002, Mr. Ooi served as Vice President, Asia. Mr. Ooi joined us in March 1986 as Regional Manager and was promoted to General Manager, Asia in February 1987.
Mr. Phipps was appointed Associate General Counsel and Secretary of Zimmer Holdings in December 2005 and, in addition to his role as Secretary to the Board of Directors, he has responsibility for Zimmer’s Global legal affairs, including general corporate and securities law matters. From September 2003 to December 2005, Mr. Phipps served as Associate Counsel and Assistant Secretary. Prior to joining us, Mr. Phipps served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania, and prior to joining L&N Sales and Marketing in 2002, Mr. Phipps practiced corporate law with the firm of Morgan, Lewis & Bockius in Philadelphia, Pennsylvania, focusing on corporate and securities law, mergers and acquisitions, and financial transactions.
AVAILABLE INFORMATION

     Our Internet website address is www.zimmer.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available or may be accessed free of charge through the Investor Relations section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.
     The following corporate governance and related documents, among others, are available through our website

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

or may be obtained in print form, without charge, by request to our Investor Relations Department: Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter, and Science and Technology Committee Charter.
     We intend to post on our Internet website any amendment to, or waiver from, the provisions of our Code of Ethics for Chief Executive Officer and Senior Financial Officers.

ITEM 1A.	Risk Factors

      Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. If any of the risks or uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.
RISKS RELATED TO OUR INDUSTRY

     Our success depends on our ability to effectively develop and market our products against those of our competitors.
     We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including orthobiological therapies. To remain competitive, we must continue to develop and acquire new products and technologies.
     In the global markets for reconstructive orthopaedic implants, trauma products and other orthopaedic products, a limited number of competitors, including DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Wright Medical Group, Inc., Synthes, Inc. and Smith & Nephew plc, compete with us for the majority of product sales. In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P. (a subsidiary of Biomet, Inc.). In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.). Competition is primarily on the basis of:

•	technology;
•	innovation;
•	quality;
•	reputation;
•	relationships with customers; and
•	service.
     In local markets outside of the United States, other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.
     Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.
     Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products.
     If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.
     We sell our products and services to hospitals, doctors, dentists and other health care providers, all of which receive reimbursement for the health care services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. If our products are not considered cost-effective by third-party payors, our customers may not be reimbursed for our products.
     In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. For example, managed care programs often prescribe only those orthopaedic recovery products that match a patient as to age, need for mobility and other parameters in an effort to provide more cost-effective care. If third-party payors reduce reimbursement levels to hospitals and other health care providers for our products, demand for our products may decline or we may experience pressure to reduce the prices of our products, which could have a material adverse effect on sales, financial condition and results of operation.
     In international markets, where the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of health care reform. In Japan, for example, a government-operated insurance system reimburses customers

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

for our products. Under this system, the Japanese government periodically reviews and reduces the reimbursement levels for products. If the Japanese government continues to reduce the reimbursement level for orthopaedic products, our sales, financial condition and results of operation may be adversely affected.
     We are subject to cost-containment efforts of healthcare purchasing organizations, which may have a material adverse effect on our financial condition and results of operations.
     Many existing and potential customers for our products have combined to form group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, financial condition and results of operations.
     We are involved in an ongoing investigation by the United States Department of Justice of companies in the orthopaedics industry, the results of which may have a material adverse effect on our sales, financial condition and results of operations.
     On March 31, 2005, we received a subpoena from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting documents related to consulting contracts or professional service agreements we have with orthopaedic surgeons. We understand that similar inquiries were directed to at least four other companies in the orthopaedics industry. We are cooperating fully with federal authorities with regard to this matter. If, as a result of this investigation, we are found to have violated one or more applicable laws, our business, financial condition and results of operations could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations.
     We and our customers are subject to various governmental regulations and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.
     The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other Federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA and certain foreign governmental authorities, can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs which could have a material adverse effect on our business or results of operations.
     In addition, if we fail to comply with applicable FDA medical device or other material regulatory requirements, including, for example, the Quality System Regulation, recordkeeping regulations, labeling requirements and adverse event reporting regulations, that failure could result in, among other things:

•	warning letters;
•	fines or civil penalties;
•	injunctions;
•	repairs, replacements or refunds;
•	recalls or seizures of products;
•	total or partial suspension of production;
•	the U.S. Food and Drug Administration’s refusal to grant future premarket clearances or approvals;
•	withdrawals or suspensions of current product applications; and
•	criminal prosecution.
     Any of these actions, in combination or alone, could have a material adverse effect on our business, financial condition and results of operations.
     In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things:

•	clinical efficacy;
•	product standards;
•	packaging requirements;
•	labeling requirements;
•	import/export restrictions;
•	tariff regulations;
•	duties; and
•	tax requirements.
     Many of the regulations applicable to our devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on our business, financial condition and results of operations.
     As both the FDA and foreign government regulators have become increasingly stringent, we may be subject to more rigorous regulation by governmental authorities in the future. Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business will be harmed.
     We are subject to health care fraud and abuse regulations that could require us to change our

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

business practices and restrict our operations in the future.
     Our industry is subject to various Federal and state laws pertaining to health care fraud and abuse, including anti-kickback laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid, Veterans Administration (VA) health programs and Civilian Health and Medical Program Uniformed Service (CHAMPUS). The scope and enforcement of these laws and regulations are uncertain and subject to rapid change. Because of the far-reaching and uncertain nature of these laws, we are required to monitor our practices to remain in compliance with these laws. If we were to violate one or more of these laws, our business, financial condition and results of operations could be materially adversely affected. If there is a change in law, regulation or administrative or judicial interpretations, some of our existing business practices could be challenged as unlawful and, as a result, we may have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations.
     We may incur product liability losses, and insurance coverage may be inadequate or unavailable to cover these losses.
     Our business is subject to potential product liability risks that are inherent in the design, development, manufacture and marketing of medical devices. Our products are often used in surgical and intensive care settings. In addition, some of the medical devices we manufacture and sell are designed to be implanted in the human body for long periods of time. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.
     As part of our risk management policy, we maintain third-party product liability insurance coverage. However, product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies may have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. We will be responsible for paying any losses that are below those retentions or deductibles. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial position and results of operations.
RISKS RELATED TO OUR BUSINESS

     If we fail to effectively utilize the skills and knowledge of orthopaedic surgeons, customers may not buy our products and our revenue and profitability may decline.
     We maintain professional relationships with a number of orthopaedic surgeons who assist in product research and development and advise us on how to satisfy the full range of surgeon and patient needs. These professionals speak about our products at medical seminars, assist in the training of other professionals in the use of our products and provide us with feedback on the industry’s acceptance of our new products. The failure of our products to retain the support of orthopaedic surgeons, who frequently recommend products or are involved in product selection decisions, or the failure of our new products to secure and retain similar support from surgeons, could have a material adverse effect on our business, financial condition and results of operations.
     If we fail to retain the independent agents and distributors upon whom we rely heavily to market our products, customers may not buy our products and our revenue and profitability may decline.
     Our marketing success in the United States and abroad depends largely upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of their detailed knowledge of products and instruments. Many commonly provide operating room personnel with implant and instrument product training as well as product support in the operating room. A loss of a significant number of these agents could have a material adverse effect on our business, financial condition and results of operations. If some of the business practices of our independent sales agents and distributors are challenged as unlawful, they may have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations.
     If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.
     Demand for our products may change, in certain cases, in ways we may not anticipate because of:

•	evolving customer needs;

•	changing demographics;

•	slowing industry growth rates;

•	declines in the reconstructive implant market;

•	the introduction of new products and technologies;

•	evolving surgical philosophies; and

•	evolving industry standards.
     Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;

•	commercialize new products in a timely manner;

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

•	manufacture and deliver instruments and products in sufficient volumes on time;

•	differentiate our offerings from competitors’ offerings;

•	achieve positive clinical outcomes for new products;

•	satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures;

•	innovate and develop new materials, product designs and surgical techniques; and

•	provide adequate medical education relating to new products and attract key surgeons to advocate these new products.
     In addition, new materials, product designs and surgical techniques that we develop may not be accepted quickly, in some or all markets, because of, among other factors:

•	entrenched patterns of clinical practice;

•	the need for regulatory clearance; and

•	uncertainty with respect to third-party reimbursement.
     Moreover, innovations generally require a substantial investment in research and development before we can determine their commercial viability and we may not have the financial resources necessary to fund the production. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.
     We conduct a significant amount of our sales activity outside of the United States, which subjects us to additional business risks and may cause our profitability to decline due to increased costs.
     Because we sell our products in more than 100 countries, our business is subject to risks associated with doing business internationally. In 2005, we derived approximately $1,344 million, or 41% of our total revenue, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	diminished protection of intellectual property in some countries outside of the United States;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing and managing foreign operations;

•	labor force instability;

•	differing labor regulations;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.
     Any of these factors may, individually or as a group, have a material adverse effect on our business, financial condition and results of operations.
     We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs and may cause our profitability to decline.
     A substantial portion of our foreign generated revenues are generated in Europe and Japan. The United States dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities, and on a limited basis, through the use of derivative financial instruments. The derivative financial instruments we enter into are in the form of foreign exchange forward contracts with major financial institutions. The forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in earnings when the hedged item affects net earnings.
     We may fail to adequately protect our proprietary technology and other intellectual property, which would allow competitors or others to take advantage of our research and development efforts.
     Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Also, our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential for 18 months following their filing, and because third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators’ patents, or those patents for which we have license rights, and is successful, a court could declare our patents invalid or unenforceable or limit the scope of coverage of those patents.
     The United States Patent and Trademark Office (USPTO) and the courts have not consistently treated the breadth of claims allowed or interpreted in orthopaedic reconstructive implant and biotechnology patents. If the USPTO or the courts begin to allow or interpret claims more

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.
     In addition, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market position. Competitors may also capture market share from us by designing products that mirror the capabilities of our products or technology without infringing our intellectual property rights. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be impaired, which would limit our growth and future revenue.
     We also rely upon trade secrets, proprietary know-how, and continuing technological innovation to remain competitive. We attempt to protect this information with security measures, including the use of confidentiality agreements with our employees, consultants, and corporate collaborators. These individuals may breach these agreements and any remedies available to us may be insufficient to compensate our damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.
     We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.
     A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement also might require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. We also may be subject to significant damages or an injunction preventing us from manufacturing, selling or using some of our products in the event of a successful claim of patent or other intellectual property infringement. Any of these adverse consequences could have a material adverse effect on our business, financial condition and results of operations.
     We may complete additional acquisitions, which could increase our costs or liabilities or be disruptive.
     We intend to continue to look for additional strategic acquisitions. We may not be able to complete additional acquisitions or to integrate successfully any acquired businesses without substantial expense, delay or other operational or financial problems. Acquiring and integrating new businesses involves risk, including the following:

•	we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;

•	the difficulties of integration may be increased if we need to integrate geographically separated organizations, personnel with disparate business backgrounds and companies with different corporate cultures;
•	we may not eliminate as many redundant costs as we anticipated in selecting our acquisition candidates; and

•	one or more of our acquisition candidates also may have liabilities or adverse operating issues that we failed to discover through our diligence prior to the acquisition.
     If we are unable to form strategic alliances, or if our strategic alliances fail to achieve their objectives, our operating results will be negatively impacted.
     Several of our strategic initiatives involve alliances with other orthopaedic and biotechnology companies. These include our agreement with Revivicor, Inc. relating to orthopaedic tissue technology, our collaboration with ISTO Technologies, Inc. relating to regenerative cartilage technology and our distribution agreement with Heraeus relating to orthopaedic bone cement products. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts, and skills of these partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances are reduced or eliminated when strategic partners:

•	terminate the agreements or limit our access to the underlying intellectual property;

•	fail to devote financial or other resources to the alliances and thereby hinder or delay development, manufacturing or commercialization activities;

•	fail to successfully develop, manufacture or commercialize any products; or

•	fail to maintain the financial resources necessary to continue financing their portion of the development, manufacturing, or commercialization costs or their own operations.
     Furthermore, under some of our strategic alliances, we may make milestone payments well in advance of commercialization of products with no assurance that we will ever recoup these payments. We also may make equity investments in our strategic partners. These investments may decline in value and result in our incurring financial statement charges in the future.
     We depend on a limited number of suppliers for some key raw materials and outsourced activities.
     We use a number of suppliers for raw materials we need to manufacture our products and to outsource some key manufacturing activities. These suppliers must provide the materials and perform the activities to our standards for us to

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

meet our quality and regulatory requirements. Some key raw materials and outsourced activities can only be obtained from a single source or a limited number of sources. A prolonged disruption or other inability to obtain these materials or activities could materially and adversely affect our ability to satisfy demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
     Our future profitability may be affected by changes to our product category and region sales mix.
     Reconstructive implants produce the highest operating profit margins among our product categories. These products accounted for approximately 83 percent of 2005 net sales. Sales in our Americas region accounted for approximately 59 percent of 2005 net sales. Sales in the Americas region produce the highest operating profit margins in the geographic markets in which we operate. While we expect net sales of reconstructive implants and net sales in the Americas region to remain strong, changes to our product category mix or our region sales mix could adversely affect our future profitability.

ITEM 1B.	Unresolved Staff Comments

      Not Applicable.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 2.	Properties

      We have the following properties:

Location	Use	Owned/ Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	853,000

Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	115,000

Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	102,000

Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000

Minneapolis, Minnesota	Offices & Research & Development	Owned	42,000

Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000

Dover, Ohio	Research & Development, Manufacturing & Warehousing	Owned	140,000

Allendale, New Jersey	Manufacturing & Warehousing	Leased	23,000

Cedar Knolls, New Jersey	Manufacturing & Warehousing	Leased	23,000

Parsippany, New Jersey	Research & Development, Manufacturing & Warehousing	Leased	115,000

Memphis, Tennessee	Offices & Warehousing	Leased	30,000

Austin, Texas	Offices	Owned	210,000

Austin, Texas	Research & Development	Leased	14,000

Sydney, Australia	Offices & Warehousing	Leased	36,000

Mödling, Austria	Offices & Warehousing	Owned	14,000

Wemmel, Belgium	Offices & Warehousing	Leased	15,000

Mississauga, Canada	Offices & Warehousing	Leased	52,000

Shanghai, China	Offices & Warehousing	Leased	18,000

Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000

Freiburg, Germany	Offices & Warehousing	Leased	51,000

Kiel, Germany	Offices & Warehousing	Leased	21,000

Milan, Italy	Offices & Warehousing	Leased	47,000

Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000

Tokyo, Japan	Offices & Warehousing	Leased	24,000

Seoul, Korea	Offices & Warehousing	Leased	22,000

Utrecht, Netherlands	Offices & Warehousing	Leased	16,000

Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000

Singapore	Offices & Warehousing	Leased	10,000

Barcelona, Spain	Offices & Warehousing	Leased	16,000

Baar, Switzerland	Warehousing	Leased	40,000

Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	265,000

Münsingen, Switzerland	Offices & Warehousing	Owned	76,000

Swindon, United Kingdom	Offices & Warehousing	Leased	70,000
     We ceased production at our Austin, Texas facility in October 2005 and expect to liquidate the property in 2006. We are in the process of expanding the research and development facilities at our Warsaw location. The expansion should be completed in 2006 and add approximately 100,000 square feet to our existing research and development facilities.
     We believe the current facilities, including manufacturing, warehousing, research and development and office space, together with the planned expansions provide sufficient capacity to meet ongoing demands. Once a facility reaches 85 percent utilization, we examine alternatives for either expanding that facility or acquiring new facilities to meet our ongoing demands.
     In addition to the above, we maintain more than 100 other offices and warehouse facilities in more than 24 countries around the world, including the United States, Japan, Australia, France, Russia, India, Germany, Italy, Switzerland and China. We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

      Information pertaining to legal proceedings can be found in Note 16 to the Consolidated Financial Statements, which are included in this report under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2005 and 2004 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2005:
First Quarter	$89.10	$74.25
Second Quarter	$83.70	$72.71
Third Quarter	$85.10	$67.62
Fourth Quarter	$71.60	$60.19

Year Ended December 31, 2004:
First Quarter	$81.68	$68.24
Second Quarter	$88.95	$73.66
Third Quarter	$89.44	$64.40
Fourth Quarter	$84.99	$67.00
     We have not declared or paid dividends on our common stock since becoming a public company on August 6, 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.
     The number of beneficial owners of our common stock on February 13, 2006 was approximately 537,700. On February 13, 2006, the closing price of the common stock, as reported on the New York Stock Exchange, was $68.63 per share.
     The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.
     The following table summarizes treasury shares purchased during 2005:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

December 2005	59,200	$68.73	59,200	$995,931,185

Total	59,200	$68.73	59,200	$995,931,185

(1)	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. Prior to December 2005 we did not have a share repurchase program.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 6.	Selected Financial Data

      The financial information for each of the past five years ended December 31, is set forth below (in millions, except per share amounts):

Summary of Operations
	2005	2004	2003(1)	2002	2001

Net sales	$3,286.1	$2,980.9	$1,901.0	$1,372.4	$1,178.6
Net earnings	732.5	541.8	346.3	257.8	149.8
Pro forma net earnings assuming change in accounting principle for instruments is applied retroactively(2)	732.5	541.8	291.2	260.8	156.2
Earnings per common share
Basic	$2.96	$2.22	$1.67	$1.33	$0.77
Diluted	2.93	2.19	1.64	1.31	0.77
Pro forma earnings per common share assuming change in accounting principle for instruments is applied retroactively(2)
Basic	$2.96	$2.22	$1.40	$1.34	$0.81
Diluted	2.93	2.19	1.38	1.33	0.80
Average common shares outstanding
Basic	247.1	244.4	207.7	194.5	193.7
Diluted	249.8	247.8	211.2	196.8	194.3
Balance Sheet Data
Total assets	$5,721.9	$5,695.5	$5,156.0	$858.9	$745.0
Short-term debt	–	27.5	101.3	156.7	150.0
Long-term debt	81.6	624.0	1,007.8	–	213.9
Other long-term obligations	348.3	420.9	352.6	91.8	79.3
Stockholders’ equity	4,682.8	3,942.5	3,143.3	366.3	78.7

(1)	Includes the results of Centerpulse subsequent to October 2, 2003 and Centerpulse balance sheet data as of December 31, 2003. See Note 3 to the audited financial statements for more information on the Centerpulse acquisition.

(2)	Pro forma net earnings for the year ended December 31, 2003 are before the cumulative effect of an accounting change of $55.1 million. The years ended December 31, 2002 and 2001 reflect the retroactive application of a new accounting method for instruments. Effective January 1, 2003, we changed the method of accounting for instruments which we own and are used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment and are depreciated using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. In prior periods, undeployed instruments were carried as a prepaid cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements.
OVERVIEW

     We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments – the Americas, Europe and Asia Pacific.
     We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2005.
Demand (Volume and Mix) Trends
     Increased volume and changes in the mix of product sales contributed 9 percentage points of sales growth, which is the same as 2004 sales growth when compared to 2003 on a pro forma7 basis. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our MIS Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity, Durasul and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during the year ended December 31, 2005, sales of products incorporating Trabecular Metal Technology were over $100 million, an increase of nearly 40 percent over 2004.
     We believe innovative surgical approaches will continue to significantly affect the orthopaedics industry. We have made significant progress in the development and introduction of MIS Implants, Procedures and Technologies. During the year ended December 31, 2005, The Zimmer Institute and its satellite locations trained nearly 2,500 surgeons on advanced techniques, including over 2,200 surgeons on MIS Procedures, which is approximately 70 percent greater than the number of surgeons trained last year.
Pricing Trends
     Selling price increases contributed 1 percentage point of sales growth during the year ended December 31, 2005 compared to 2 percentage points in 2004 when compared to 2003 on a pro forma basis. The reduced benefit from selling price increases in 2005 compared to 2004 is primarily attributed to the Americas operating segment. The Americas experienced a 1 percent increase in selling prices during the year ended December 31, 2005, compared to a 4 percent increase in 2004 on a pro forma basis. We believe the slower growth in selling price increases was primarily due to hospital cost containment efforts. In Europe, selling prices for the year ended December 31, 2005 decreased 1 percent, compared to a negligible effect in 2004 on a pro forma basis. Within Europe, Germany, which constitutes approximately 6 percent of our sales, experienced a 5 percent decrease in selling prices in the year ended December 31, 2005, as a result of reductions in government implant reimbursement rates. The decline in Germany was partially offset by increased selling prices in other European markets. Asia Pacific selling prices had a negligible effect on sales for the year ended December 31, 2005, compared to a 2 percent decrease in 2004 on a pro forma basis. Effective April 1, 2004, the Japanese government reduced reimbursement rates, which contributed to a reduction of our selling prices in Japan by approximately 4 percent during the year ended December 31, 2004, on a pro forma basis. The negative effect of this decrease in Japan occurred only in the first quarter of 2005, as the anniversary of the price reductions was April 1, 2005. Japan represents approximately 9 percent of our sales. The next Japanese reimbursement change is expected to be April 1, 2006, and therefore, we expect Japanese selling prices to remain the same through the first quarter of 2006 compared to the same period in the prior year. We expect the Japanese government to reduce reimbursement rates again at that time. We estimate this reduction will affect Japan sales negatively by approximately 5 percent for the year ending December 31, 2006, based upon Zimmer Japan’s portfolio of reconstructive and trauma products. With pressure from governmental healthcare cost containment efforts and group purchasing organizations, we estimate

[7]	The unaudited pro forma net sales information for 2003, including comparisons to 2004 net sales, contained in this Form 10-K and presented in accordance with U.S. generally accepted accounting principles has been derived from the audited financial statements of Zimmer Holdings for the year ended December 31, 2003 and the financial statements of Centerpulse for the nine months ended September 30, 2003 to give effect to the Centerpulse acquisition as if it had occurred on January 1, 2003.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

global sales could decline by approximately 1 percent in 2006 due to selling price decreases.
Foreign Currency Exchange Rates
     For the year ended December 31, 2005, foreign currency exchange rates had a negligible effect on global sales growth. However, a stronger U.S. Dollar compared to most foreign currencies in the three month period ended December 31, 2005, compared to the same 2004 period, decreased sales by 3 percentage points. If foreign currency exchange rates remain consistent with the year end rates, we estimate that weaker foreign currency exchange rates will have a negative effect of approximately 1 percent on sales for the year ended December 31, 2006. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.
New Product Sales
     New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 21 percent, or $695 million, of our sales during the year ended December 31, 2005. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen Complete Knee Solution for the LPS, LPS-Flex, and CR-Flex Knees, and the Dynesys Dynamic Stabilization System.
     We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2006 include products incorporating Trabecular Metal Technology, including a hip stem and humeral shoulder, the VerSys Epoch® Composite Full Coat Hip Prosthesis, the NexGen MIS Tibial Plate, various trauma products including new Zimmer Periarticular Locking Plates and the Sirus Intramedullary Nail System released to the U.S. market, and alternative bearing surfaces including ceramic-on-ceramic and metal-on-metal.
Acquisition of Centerpulse
     We are near completion of our integration plan for Centerpulse. In the fourth quarter of 2005, we ceased manufacturing operations at our Austin, Texas facility. Remaining integration milestones relate to IT systems conversions, primarily in Europe and Asia Pacific, the residual costs of decommissioning the Austin facility and disposing of this asset, continued in-sourcing and a few miscellaneous items. We expect to complete the integration plan for Centerpulse by the end of 2006.
     Net synergies associated with the acquisition and integration of Centerpulse were approximately $63 million in 2005. We define net synergies as expense synergies less operating profit reductions resulting from integration related sales losses and increases in operating expenses directly resulting from the acquisition. With the majority of our manufacturing integration plan completed, additional expense synergies should be realized in 2006 and 2007 as the inventory produced after the completion of the integration plan is sold. Operating expense synergies, principally in selling, general and administrative expenses, have exceeded our original expectations, reflecting more rapid than expected execution and achievement of operational efficiencies. We estimate our integration related sales losses and increased operating expenses were approximately $28 million in 2005. Expense synergies for 2006 are expected to be in excess of $100 million. We expect these synergies will be slightly offset by sales losses and increased operating expenses.
     We incurred $56.6 million of acquisition and integration expenses during the year ended December 31, 2005, and expect to incur $12 – $15 million of acquisition and integration expenses in 2006.
Acquisition of Implex
     We completed the acquisition of Implex on April 23, 2004. We had a strategic alliance with Implex since 2000 for the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal Technology. Pursuant to the strategic alliance, we sold products incorporating Trabecular Metal Technology, which represented over 90 percent of Implex sales.
New Accounting Pronouncements
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”. We adopted this accounting standard using the prospective method and will not restate prior periods. We estimate the adoption of this accounting standard will reduce diluted earnings per share by $0.23 – $0.25 during the year ended December 31, 2006. However, this is a non-cash expense and will not have an effect on our net cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
				Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange

Americas	$1,941.8	$1,741.3	12%	10%	1%	1%
Europe	874.8	808.3	8	9	(1)	–
Asia Pacific	469.5	431.3	9	8	–	1

	$3,286.1	$2,980.9	10	9	1	–

     “Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
				Volume/		Foreign
	2005	2004	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,366.2	$1,194.5	14%	13%	1%	–%
Hips	1,140.6	1,079.0	6	5	–	1
Dental	148.1	124.7	19	16	2	1
Extremities	66.1	58.1	14	10	4	–

Total	2,721.0	2,456.3	11	10	–	1

Trauma	179.8	172.9	4	2	2	–
Spine	160.4	134.2	20	19	1	–
OSP	224.9	217.5	3	2	1	–

Total	$3,286.1	$2,980.9	10	9	1	–

     The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High Flex Knee and the Innex Total Knee System exhibited strong growth.
     Growth in porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, Zimmer M/ L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic (Zweymueller) Hip System led hip sales. Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.
     Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. The Bigliani/ Flatow Shoulder Solution led extremities sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and ITST Intertrochanteric/ Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the ST360° Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. The growth of the OrthoPAT®8Autotransfusion System and wound management products led OSP sales. On August 30, 2005, Haemonetics Corporation announced they were ending an exclusive distribution agreement with us. We expect to sell the OrthoPAT Autotransfusion System through February 2006.

8 Trademark of Haemonetics Corporation.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

     The following table presents estimated* 2005 global market size and market share information (dollars in billions):

	Global	Global	Zimmer	Zimmer
	Market	Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$4.8	14%	28%	1
Hips	4.2	7	27	1
Dental	1.6	18	9	4
Extremities	0.4	14	18	2

Total	$11.0	12	25	1

Trauma	$2.7	13	7	5
Spine***	$4.7	20	3	6

*	Estimates based on company annual filings, Wall Street equity research and Zimmer management

**	Excludes the effect of changes in foreign exchange rates on sales growth
*** Spine includes related orthobiologics

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
			% Inc
	2005	2004	(Dec)

Reconstructive
Knees	$880.5	$762.0	16%
Hips	538.1	499.6	8
Dental	88.8	75.3	18
Extremities	46.2	41.1	12

Total	1,553.6	1,378.0	13

Trauma	107.5	105.7	2
Spine	132.7	111.0	20
OSP	148.0	146.6	1

Total	$1,941.8	$1,741.3	12

     Strong knee sales drove growth in the Americas. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High Flex Knee also made a strong contribution. We also benefited from strong hip sales in a relatively softer market compared to the prior year. Growth in porous stems, including growth of the Zimmer M/ L Taper Stem and Alloclassic (Zweymueller) Hip System led hip sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth.
     Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System led dental sales. The Bigliani/ Flatow Shoulder Solution led extremities sales. The Dynesys Dynamic Stabilization System and the ST360° Spinal Fixation System led spine sales.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,

	2005	2004	% Inc

Reconstructive
Knees	$327.0	$292.0	12%
Hips	410.3	398.4	3
Dental	40.1	34.8	15
Extremities	13.7	11.6	20

Total	791.1	736.8	7

Trauma	33.1	29.5	12
Spine	22.4	19.8	13
OSP	28.2	22.2	27

Total	$874.8	$808.3	8

     Strong knee sales drove growth in Europe. The NexGen Complete Knee Solution product line and the Innex Total Knee System led knee sales. Hip sales growth was negatively affected by reduced selling prices in Germany, Italy, Spain, Portugal and the UK. The CLS Spotorno Stem, Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups led hip sales.
     Dental, extremities, trauma, spine and OSP experienced double digit percentage growth compared to the prior year. Dental sales were led by the Tapered Screw-Vent Implant System. The Bigliani/ Flatow Shoulder Solution led extremities sales. Cable-Ready® Cable Products and Zimmer Periarticular Plates led trauma sales. The Silhouette™ Spinal Fixation System9 and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,

	2005	2004	% Inc

Reconstructive
Knees	$158.7	$140.5	13%
Hips	192.2	181.0	6
Dental	19.2	14.6	31
Extremities	6.2	5.4	15

Total	376.3	341.5	10

Trauma	39.2	37.7	4
Spine	5.3	3.4	57
OSP	48.7	48.7	–

Total	$469.5	$431.3	9

     Strong knee and hip sales drove growth in Asia Pacific. NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The continued conversion to porous stems, including the VerSys Hip System, the Alloclassic (Zweymueller) Hip System and the CLS Spotorno Stem led hip sales, partially offset by weaker sales of revision stems. Sales of Longevity

9 The Silhouette Spinal Fixation System is licensed from Spinal Innovations, LLC.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

and Durasul Highly Crosslinked Polyethylene Liners and Trabecular Metal Acetabular Cups also exhibited strong growth.
     Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System and the Spline® Implant System led dental sales. The Bigliani/ Flatow Shoulder Solution led extremities sales. The ST360° Spinal Fixation System led spine sales.

Gross Profit
     Gross profit as a percentage of net sales was 77.5 percent in the year ended December 31, 2005, compared to 73.8 percent in 2004. The following table reconciles the gross margin for the year ended December 31, 2005 and 2004:

Year ended December 31, 2004 gross margin	73.8%
Inventory step-up charge	1.8
Improved inventory management	0.8
Increased selling prices	0.2
Resolution of certain legal and other matters	0.2
Other	0.7

Year ended December 31, 2005 gross margin	77.5%

     Inventory step-up costs in the year ended December 31, 2005 decreased to $5.0 million, or 0.2 percent of sales, compared to $59.4 million, or 2.0 percent of sales, in 2004. We define “inventory step-up” as the difference between the cost basis and the fair value of acquired Centerpulse and Implex inventories. Other primary contributors to the improvement in gross profit margin were reduced inventory charges due to improved inventory management, increased selling prices, favorable resolution of certain legal and other matters and reduced royalties. Royalty expenses as a percentage of sales declined due to a favorable mix of non-royalty bearing sales.

Operating Expenses
     R&D as a percentage of net sales was 5.3 percent for the year ended December 31, 2005, compared to 5.6 percent in 2004. R&D increased to $175.5 million for the year ended December 31, 2005 from $166.7 million in 2004, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics. In 2005, we doubled the number of internal people and project-related orthobiological investments. Currently, our product pipeline consists of more than 160 active projects. We are also investing in MIS Procedures and Technologies, material technologies, including woven materials and drug/device combinations and intelligence technologies, including sensor technology. We delivered more than 79 projects to the market in 2005. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for the industry.
     SG&A as a percentage of net sales was 38.3 percent for the year ended December 31, 2005, compared to 39.9 percent in 2004. The decrease was primarily due to sales growth and realized expense synergies. In addition, lower product liability claims and well controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition, integration and other expenses for the year ended December 31, 2005 were $56.6 million compared to $81.1 million in 2004, and included $13.3 million of employee severance and retention expenses, $12.7 million of sales agent contract termination expenses, $6.9 million of costs related to integrating our information technology systems, $6.2 million of facility relocation expenses, $5.6 million of integration consulting expenses, $3.2 million related to the impairment loss on the Austin facility, $3.1 million of personnel expenses and travel for full-time integration team members and $5.6 million of other expenses.

Operating Profit, Income Taxes and Net Earnings
     Operating profit for the year ended December 31, 2005 increased 38 percent to $1,055.0 million, from $763.2 million in 2004. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses drove operating profit.
     The effective tax rate on earnings before income taxes, minority interest and cumulative effect of change in accounting principle increased to 29.5 percent for the year ended December 31, 2005, from 25.9 percent in 2004. The provision for income taxes in 2004 included a $34.5 million benefit (4.7 percent) as a result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate. Exclusive of this one time benefit in the provision for income taxes, we were able to realize a lower effective tax rate. The reasons for the lower effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions, including Puerto Rico. In 2004, the successful negotiation of the lower Swiss tax rate was effective for the last five months of the year, whereas in 2005 the benefit was recognized for the entire year.
     Net earnings increased 35 percent to $732.5 million for the year ended December 31, 2005, compared to $541.8 million in 2004. The increase was primarily due to higher operating profit and decreased interest expense due to a lower average outstanding debt balance, offset by a higher effective tax rate. Basic and diluted earnings per share increased 33 and 34 percent to $2.96 and $2.93, respectively, from $2.22 and $2.19 in 2004.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

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

     “Impact of Centerpulse Acquisition” as used in the tables in this report represents the effect of the Centerpulse acquisition on sales growth.
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

     The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, led knee sales. In addition, the NexGen Rotating Hinge Knee and the Innex Total Knee System exhibited strong growth. Growth in porous stems, including significant growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, Trabecular Metal Acetabular Cups, Trilogy Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners led hip sales. The Alloclassic (Zweymueller) Hip System and Allofittm Acetabular Shell also had strong growth. Sales of orthobiologicals, surgical products and prosthetic implants, including strong growth of the SwissPlus Implant System and Tapered Screw-Vent Implant System led dental sales. The Bigliani/Flatow Shoulder Solution led extremities sales. Zimmer Periarticular Plates, Cable-Ready Cable Products, Zimmer Plates and Screws System, ITST and Sirus Intramedullary Nails, TransFxtm External Fixation System and the Trabecular Metal ON Rod led trauma sales. The Dynesys Dynamic Stabilization System and Trinica Select Anterior Cervical Plate System led spine sales. The continued growth of the OrthoPAT Autotransfusion System and wound management and drainage products drove OSP sales.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

     The following table presents 2004 net sales by product category and 2003 unaudited pro forma net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma		Volume/		Foreign
	2004	2003	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,194.5	$1,007.8	19%	12%	3%	4%
Hips	1,079.0	937.6	15	9	1	5
Dental	124.7	99.9	25	19	3	3
Extremities	58.1	52.2	11	3	5	3

Total	2,456.3	2,097.5	17	11	2	4

Trauma	172.9	161.4	7	1	3	3
Spine	134.2	130.9	3	(3)	4	2
OSP	217.5	199.8	9	5	1	3

Total	$2,980.9	$2,589.6	15	9	2	4

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$762.0	$523.6	46%	18%
Hips	499.6	365.6	37	16
Dental	75.3	18.2	314	314
Extremities	41.1	34.0	21	5

Total	1,378.0	941.4	46	21

Trauma	105.7	100.3	5	–
Spine	111.0	29.5	276	249
OSP	146.6	137.1	7	–

Total	$1,741.3	$1,208.3	44	23

     Strong knee and hip sales drove growth in the Americas. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee, the NexGen CR-Flex Knee and Prolong Highly Crosslinked Polyethylene led knee sales. The Natural-Knee System also made a strong contribution. Growth in porous stems, including significant growth of the VerSys Fiber Metal and Zimmer M/L Taper Stems, beaded stems, Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners led hip sales.
     The following table presents 2004 Americas net sales and 2003 Americas unaudited pro forma net sales (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma	% Inc
	2004	2003	(Dec)

Reconstructive
Knees	$762.0	$625.9	22%
Hips	499.6	425.1	18
Dental	75.3	61.0	23
Extremities	41.1	37.3	10

Total	1,378.0	1,149.3	20

Trauma	105.7	100.9	5
Spine	111.0	112.0	(1)
OSP	146.6	136.9	7

Total	$1,741.3	$1,499.1	16

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$292.0	$162.8	79%	61%
Hips	398.4	151.7	163	137
Dental	34.8	8.2	323	323
Extremities	11.6	7.1	62	44

Total	736.8	329.8	124	103

Trauma	29.5	16.3	81	59
Spine	19.8	4.6	330	330
OSP	22.2	15.3	45	29

Total	$808.3	$366.0	121	100

     Strong knee and hip sales drove growth in Europe. Strong sales of the NexGen Complete Knee Solution product line, including the NexGen CR Knee, NexGen Trabecular Metal Tibial Components and the NexGen Rotating Hinge Knee led knee sales. Strong sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, VerSys Porous Stems and Trabecular Metal Acetabular Cups led hip sales. The Alloclassic (Zweymueller) Hip System and Allofit Acetabular Shell also had strong growth.
     The following table presents 2004 Europe net sales and 2003 Europe unaudited pro forma net sales (dollars in millions):

	Year Ended December 31,

	Reported	Pro forma
	2004	2003	% Inc

Reconstructive
Knees	$292.0	$254.4	15%
Hips	398.4	351.5	13
Dental	34.8	27.9	25
Extremities	11.6	10.3	11

Total	736.8	644.1	14

Trauma	29.5	26.0	14
Spine	19.8	16.7	19
OSP	22.2	20.3	9

Total	$808.3	$707.1	14

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,			Impact of
				Centerpulse
	2004	2003	% Inc	Acquisition

Reconstructive
Knees	$140.5	$114.2	23%	9%
Hips	181.0	128.3	41	25
Dental	14.6	3.4	333	333
Extremities	5.4	4.0	34	8

Total	341.5	249.9	37	22

Trauma	37.7	33.4	13	2
Spine	3.4	1.0	213	213
OSP	48.7	42.4	15	–

Total	$431.3	$326.7	32	17

     Strong knee and hip sales drove growth in Asia Pacific. The NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR Knee led knee sales. The Natural-Knee System also made a strong contribution. The continued conversion to porous stems, including VerSys Porous Stems, and sales of Longevity Highly Crosslinked Polyethylene Liners led hip sales.
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

Gross Profit
     Gross profit as a percentage of net sales was 73.8 percent in 2004, compared to 72.8 percent in 2003 and 68.1 percent for the three month period ended December 31, 2003 (the first quarter of combined operations reflecting Centerpulse). The following table reconciles the gross margin for the year ended December 31, 2004 and for the three month period ended December 31, 2003.

Three month period ended December 31, 2003 gross margin	68.1%
Inventory step-up charge	4.1
Increased selling prices	1.8
Operating segment and product category mix	0.2
Other	(0.4)

Year ended December 31, 2004 gross margin	73.8%

     Decreased Centerpulse and Implex inventory step-up charges as a percentage of net sales during 2004 ($59.4 million, or 2.0 percent of net sales) compared to the three month period ended December 31, 2003 ($42.7 million, or 6.1 percent of net sales) and increases in selling prices were the primary contributors to improved gross margins. In addition, operating segment mix and product category mix both had a positive effect on gross margins due to higher sales growth in the more profitable Americas segment compared to Europe and Asia Pacific, higher sales growth of reconstructive implants and the continued shift to premium products. Offsetting these favorable effects were a variety of other items, including increased royalty expenses and higher losses on foreign exchange contracts included in cost of products sold, partially offset by reduced manufacturing costs due to automation, vertical integration and process improvements.

Operating Expenses
     R&D as a percentage of net sales was 5.6 percent for the years ended December 31, 2004 and 2003. R&D increased to $166.7 million from $105.8 million, reflecting a full year of Centerpulse research and development expenses and increased spending on active projects focused on areas of strategic significance. During 2004, we delivered more than 40 major development projects to market.
     SG&A as a percentage of net sales was 39.9 percent for the year ended December 31, 2004 compared to 38.8 percent for the same 2003 period. Amortization expense increased to $39.1 million, or 1.3 percent of sales, during the year ended December 31, 2004 compared to $10.9 million, or less than 1 percent of sales, during the year ended December 31, 2003. The increase was primarily due to amortization expense related to Centerpulse and Implex finite lived intangible assets. In addition, during 2004 we continued to introduce or expand strategic programs and activities. In 2004, The Zimmer Institute and its satellite locations were well utilized with over 1,400 surgeons trained, compared to 500 surgeons trained in 2003. These surgeon training costs are recognized in SG&A. We also recognized approximately $5 million of Sarbanes-Oxley compliance expenses, including consultant fees and increased audit fees. These increases were partially offset by expense synergies realized from the Centerpulse acquisition and controlled spending.
     Acquisition and integration expenses related to the acquisitions of Centerpulse and Implex were $81.1 million compared to $79.6 million for the same 2003 period and included $24.4 million of sales agent and lease contract termination expenses, $24.2 million of integration consulting expenses, $9.4 million of employee severance and retention expenses, $7.8 million of professional fees, $5.2 million of personnel expenses and travel for full-time integration team members, $4.3 million of costs related to integrating our information technology systems, $2.9 million of costs related to relocation of facilities, and $2.9 million of other miscellaneous acquisition and integration expenses.

Operating Profit, Income Taxes and Net Earnings
     Operating profit for the year ended December 31, 2004 increased 69 percent to $763.2 million from $450.7 million in the comparable 2003 period. Operating profit growth was driven by Zimmer standalone sales growth, operating profit

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

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
     The effective tax rate on earnings before income taxes, minority interest and cumulative effect of change in accounting principle decreased to 25.9 percent for the year ended December 31, 2004 from 33.6 percent for the same period in 2003. A major component of the decrease (4.7 percent, or $34.5 million) was the result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate. The major reasons for the remaining decrease in the effective tax rate were the ongoing European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and continued expansion of operations in lower tax jurisdictions.
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
OPERATING PROFIT BY SEGMENT

     Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 14 to the consolidated financial statements included in Item 8 of this Form 10-K.
     The following table sets forth the operating profit as a percentage of sales by segment for the years ended December 31, 2005, 2004 and 2003:
Percent of net sales

Year Ended December 31,	2005	2004	2003

Americas	52.6%	51.3%	51.2%
Europe	36.3	35.1	26.3
Asia Pacific	45.2	42.3	45.3
Year Ended December 31, 2005
Compared to Year Ended December 31, 2004
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
     Asia Pacific operating profit as a percentage of net sales increased primarily due to product category mix, lower royalty expenses as a percentage of sales and improved inventory management.
Year Ended December 31, 2004
Compared to Year Ended December 31, 2003
     In the Americas, operating profit as a percentage of sales improved slightly due to improved selling prices, lower royalty expenses as a percentage of net sales, product category mix and controlled operating expenses. Increased selling expenses as a percentage of net sales due to the restructuring of certain distributor contracts partially offset these improvements.
     In Europe, operating profit as a percentage of net sales improved due to improved selling prices, product category mix, country sales mix, controlled operating expenses and the favorable effect of the Centerpulse acquisition. Country sales mix made favorable contributions as the more profitable German market represented a greater percentage of total Europe sales.
     Asia Pacific operating profit as a percentage of net sales declined primarily due to decreased selling prices, principally the result of the decrease in government reimbursement rates in Japan, and increased selling expenses as a percentage of net sales due to the restructuring of certain dealer contracts in Japan.
LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $878.2 million in 2005 compared to $862.2 million in 2004. The principal source of cash was net earnings of $732.5 million. We experienced $119.3 million of positive cash flow related to income taxes during the year ended December 31, 2005 primarily due to the utilization of acquired Centerpulse tax attributes, the utilization of foreign tax credits, the realization of certain state/local tax incentives and exercises of employee stock options. Operating cash flows from working capital decreased compared to the 2004 period as a result of sales growth, payment of acquisition and integration related expenses and resolution of certain legal and product liability matters.
     Working capital management continues to be a key focus. At December 31, 2005, we had 56 days of sales outstanding in accounts receivable, favorable to December 31, 2004 by 3 days. The improvement was achieved through improvement in all reporting segments. At December 31, 2005, we had

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

283 days of inventory on hand, unfavorable to December 31, 2004 by 28 days. Our inventory levels have increased due to new products, higher purchases of raw materials in advance of expected increases of raw material prices and inventory build up to accommodate the Austin facility shut-down.
     Cash flows used in investing activities were $311.1 million in the year ended December 31, 2005, compared to $388.3 million in 2004. In 2005, we paid $44.1 million pursuant to the terms of the Implex acquisition agreement for contingent earn-out payments. Additions to instruments during the year ended December 31, 2005 were $150.0 million compared to $139.6 million in 2004. Increases in instrument purchases were primarily to support new product launches and sales growth. In 2006, we expect purchases of instruments to approximate $110 – $115 million as we continue to invest in instruments to support new products, sales growth and MIS Procedures. The anticipated decrease in instrument purchases compared to 2005 is the result of high rates of penetration already achieved with MIS instruments across our broad base of customers. Additionally, we have been able to successfully in-source instruments at a lower cost. Additions to other property, plant and equipment during the year ended December 31, 2005 were $105.3 million compared to $100.8 million in 2004. Increases were related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Parsippany, New Jersey. Facility expansions were due to increased demand, the transfer of production to our other manufacturing sites as a result of the closure of the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity. During 2006, we expect purchases of other property, plant and equipment to approximate $140 – $150 million, as a result of ongoing facility expansions in Warsaw, Indiana, new information technology systems and further productivity related investments.
     Cash flows used in financing activities were $484.6 million for the year ended December 31, 2005, compared to $402.0 million in 2004. We repaid $555.3 million of debt, net, in the year ended December 31, 2005, utilizing cash on hand, cash generated from operating activities and $76.7 million in cash proceeds received from employee stock compensation plans. Additionally, in December our Board of Directors approved a stock repurchase program which resulted in the repurchase of $4.1 million of common stock in 2005.
     We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $81.6 million outstanding under the Senior Credit Facility at December 31, 2005, and therefore, our available borrowings were $1,268.4 million. The $81.6 million is in Japan and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.
     We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers and our wholly owned domestic subsidiaries are the guarantors of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2005. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.
     We also have available uncommitted credit facilities totaling $65 million.
     The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. We have paid $96.0 million of earn-out payments through December 31, 2005. We estimate remaining payments, which will occur in 2006, to be in a range from $30 million to $40 million.
     In December, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. As of December 31, 2005, $4.1 million of common stock had been repurchased. We may use excess cash to repurchase additional common stock under this program.
     Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, will be sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

CONTRACTUAL OBLIGATIONS

     We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations (in millions):

			2007	2009
			and	and	2011 and
Contractual Obligations	Total	2006	2008	2010	Thereafter

Long-term debt	$81.6	$–	$–	$81.6	$–
Operating leases	112.3	26.8	39.1	21.0	25.4
Purchase Obligations	22.5	22.1	0.4	–	–
Other long-term liabilities	348.3	–	83.9	32.6	231.8

Total contractual obligations	$564.7	$48.9	$123.4	$135.2	$257.2

CRITICAL ACCOUNTING ESTIMATES

     Our financial results are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.
          Excess Inventory and Instruments – We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Reserves are established to effectively adjust inventory and instruments to net realizable value. To determine the appropriate level of reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work-in-progress inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.
          Income Taxes – We estimate income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. We evaluate deferred tax assets on an ongoing basis and provide valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. We operate within numerous taxing jurisdictions. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. We make use of all available information and make reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities and reserves. We believe adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.
          Commitments and Contingencies – Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established represent management’s best estimate of the ultimate costs that it will incur under the various contingencies.
          Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. Changes to these assumptions could require us to record impairment charges on these assets.
RECENT ACCOUNTING PRONOUNCEMENTS

     Information about recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements, which are included in this report under Item 8.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

     We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities, and through the use of derivative financial instruments. We use derivative financial instruments solely as risk management tools and not for speculative investment purposes.
FOREIGN CURRENCY EXCHANGE RISK

     We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign exchange forward contracts with major financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.
     For contracts outstanding at December 31, 2005, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2006 through May 2008. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2005 and 2004, were $1,142 million and $861 million, respectively. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2005 and 2004, were $195 million and $191 million, respectively. The weighted average contract rates outstanding are Euro: USD 1.26, USD: Swiss Franc 1.20, USD: Japanese Yen 102, British Pound: USD 1.79, USD: Canadian Dollar 1.22 and Australian Dollar: USD 0.73.
     We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2005, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar and Australian Dollar, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2009, depending on the direction of the change, by an average approximate amount of $67.4 million, $21.2 million, $20.0 million, $11.2 million, $6.9 million and $5.9 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar and Australian Dollar contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.
     We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $1,775 million at December 31, 2005, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,003 million of the net asset exposure at December 31, 2005 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.
     We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, foreign currency translation gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” are generally offset with gain/losses on the foreign currency forward exchange contracts in the same reporting period.
COMMODITY PRICE RISK

     We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into 12 to 24 month supply contracts, where available, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10 percent price change across all these commodities would not have a material effect on our consolidated financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

INTEREST RATE RISK

     In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities.
     Presently, we invest our cash and equivalents in money market and investment-grade short-term debt instruments. The primary investment objective is to ensure capital preservation of our invested principal funds by limiting default and market risk. Currently, we do not use derivative financial instruments in our investment portfolio.
     Our principal exposure to interest rate risk arises from the variable rates associated with our credit facilities. We are subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and our uncommitted credit facilities. Presently, all of our debt outstanding bears interest at short-term rates. We currently do not hedge our interest rate exposure, but may do so in the future. Based upon our overall interest rate exposure as of December 31, 2005, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on interest expense. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such action, nor management actions to mitigate interest rate changes. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.
CREDIT RISK

     Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash, cash equivalents, counterparty transactions, and accounts receivable.
     We place our investments in highly rated financial institutions and money market instruments, and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and equivalents and investments.
     We are exposed to credit loss if the financial institutions with which we conduct business fail to perform. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed our obligation. We also minimize exposure to credit risk by dealing with a diversified group of major financial institutions. Credit risk is managed through the monitoring of counterparty financial condition and by the use of standard credit guidelines. We do not anticipate any nonperformance by any of the counterparties.
     Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and health care systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Management’s Report on Internal Control Over Financial Reporting

       The management of Zimmer Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on that assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
     The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

      We have completed integrated audits of Zimmer Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 4, the Company changed its method of accounting for instruments effective January 1, 2003.

Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing at the conclusion of Item 7A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Report of Independent Registered Public Accounting Firm (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2006

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Consolidated Statements of Earnings

(in millions, except per share amounts)

For the Years Ended December 31,	2005	2004	2003

Net Sales	$3,286.1	$2,980.9	$1,901.0
Cost of products sold	739.4	779.9	516.2

Gross Profit	2,546.7	2,201.0	1,384.8

Research and development	175.5	166.7	105.8
Selling, general and administrative	1,259.6	1,190.0	737.5
In-process research and development	–	–	11.2
Acquisition, integration and other	56.6	81.1	79.6

Operating expenses	1,491.7	1,437.8	934.1

Operating Profit	1,055.0	763.2	450.7
Interest expense, net	14.3	31.7	13.2

Earnings before income taxes, minority interest and cumulative effect of change in accounting principle	1,040.7	731.5	437.5
Provision for income taxes	307.3	189.6	146.8
Minority interest	(0.9)	(0.1)	0.5

Earnings before cumulative effect of change in accounting principle	732.5	541.8	291.2
Cumulative effect of change in accounting principle, net of tax	–	–	55.1

Net Earnings	$732.5	$541.8	$346.3

Earnings Per Common Share – Basic
Earnings before cumulative effect of change in accounting principle	$2.96	$2.22	$1.40
Cumulative effect of change in accounting principle, net of tax	–	–	0.27

Earnings Per Common Share – Basic	$2.96	$2.22	$1.67

Earnings Per Common Share – Diluted
Earnings before cumulative effect of change in accounting principle	$2.93	$2.19	$1.38
Cumulative effect of change in accounting principle, net of tax	–	–	0.26

Earnings Per Common Share – Diluted	$2.93	$2.19	$1.64

Weighted Average Common Shares Outstanding
Basic	247.1	244.4	207.7
Diluted	249.8	247.8	211.2
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Consolidated Balance Sheets

(in millions, except share amounts)

December 31,	2005	2004

ASSETS
Current Assets:
Cash and equivalents	$233.2	$154.6
Restricted cash	12.1	18.9
Accounts receivable, less allowance for doubtful accounts	524.2	524.8
Inventories, net	583.7	536.0
Prepaid expenses	68.7	54.0
Deferred income taxes	153.7	272.6

Total Current Assets	1,575.6	1,560.9
Property, plant and equipment, net	708.8	628.5
Goodwill	2,428.8	2,528.9
Intangible assets, net	756.6	794.8
Other assets	252.1	182.4

Total Assets	$5,721.9	$5,695.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123.6	$131.6
Income taxes payable	82.1	34.2
Other current liabilities	401.2	507.7
Short-term debt	–	27.5

Total Current Liabilities	606.9	701.0
Other long-term liabilities	348.3	420.9
Long-term debt	81.6	624.0

Total Liabilities	1,036.8	1,745.9

Commitments and Contingencies (Note 16)
Minority Interest	2.3	7.1
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 247.8 million (245.5 million in 2004) issued and outstanding	2.5	2.5
Paid-in capital	2,601.1	2,485.2
Retained earnings	1,934.0	1,201.5
Accumulated other comprehensive income	149.3	253.3
Treasury stock, 59,200 shares in 2005	(4.1)	–

Total Stockholders’ Equity	4,682.8	3,942.5

Total Liabilities and Stockholders’ Equity	$5,721.9	$5,695.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Consolidated Statements of Stockholders’ Equity

(in millions)

					Accumulated
	Common Shares				Other	Treasury Shares		Total
			Paid-in	Retained	Comprehensive			Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Equity

Balance January 1, 2003	195.2	$2.0	$36.9	$313.4	$14.0	–	$–	$366.3
Net earnings	–	–	–	346.3	–	–	–	346.3
Other comprehensive income	–	–	–	–	124.7	–	–	124.7
Centerpulse and InCentive exchange offers net of $(11.9) million equity issuance costs	44.5	0.4	2,211.6	–	–	–	–	2,212.0
Stock compensation plans, including tax benefits	2.7	–	93.0	–	–	–	–	93.0
Other	–	–	1.0	–	–	–	–	1.0

Balance December 31, 2003	242.4	2.4	2,342.5	659.7	138.7	–	–	3,143.3
Net earnings	–	–	–	541.8	–	–	–	541.8
Other comprehensive income	–	–	–	–	114.6	–	–	114.6
Centerpulse and InCentive compulsory acquisition	0.6	–	28.1	–	–	–	–	28.1
Stock compensation plans, including tax benefits	2.5	0.1	107.5	–	–	–	–	107.6
Other	–	–	7.1	–	–	–	–	7.1

Balance December 31, 2004	245.5	2.5	2,485.2	1,201.5	253.3	–	–	3,942.5
Net earnings	–	–	–	732.5	–	–	–	732.5
Other comprehensive loss	–	–	–	–	(104.0)	–	–	(104.0)
Stock compensation plans, including tax benefits	2.3	–	111.0	–	–	–	–	111.0
Share repurchases	–	–	–	–	–	(0.1)	(4.1)	(4.1)
Other	–	–	4.9	–	–	–	–	4.9

Balance December 31, 2005	247.8	$2.5	$2,601.1	$1,934.0	$149.3	(0.1)	$(4.1)	$4,682.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Consolidated Statements of Cash Flows

(in millions)

For the Years Ended December 31,	2005	2004	2003

Cash flows provided by (used in) operating activities:
Net earnings	$732.5	$541.8	$346.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	185.7	181.3	103.3
Inventory step-up	5.0	59.4	42.7
Income tax benefit from stock option exercises	34.3	42.5	22.5
Write off of in-process research and development	–	–	11.2
Cumulative effect of change in accounting principle	–	–	(89.1)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	85.0	96.7	95.3
Receivables	(35.3)	(10.6)	(39.0)
Inventories	(79.2)	(44.7)	(53.0)
Accounts payable and accrued liabilities	(40.1)	(3.1)	75.9
Other assets and liabilities	(9.7)	(1.1)	(21.3)

Net cash provided by operating activities	878.2	862.2	494.8

Cash flows provided by (used in) investing activities:
Additions to instruments	(150.0)	(139.6)	(113.6)
Additions to other property, plant and equipment	(105.3)	(100.8)	(44.9)
Centerpulse and InCentive acquisitions, net of acquired cash	–	(18.2)	(927.7)
Implex acquisition, net of acquired cash	(44.1)	(153.1)	–
Proceeds from note receivable	–	25.0	–
Investments in other assets	(11.7)	(1.6)	(16.5)

Net cash used in investing activities	(311.1)	(388.3)	(1,102.7)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) on lines of credit	(5.3)	(561.4)	170.6
Proceeds from term loans	–	100.0	550.0
Payments on term loans	(550.0)	–	(100.0)
Proceeds from employee stock compensation plans	76.7	65.0	70.5
Debt issuance costs	(1.9)	(0.6)	(19.4)
Repurchase of common stock	(4.1)	–	–
Equity issuance costs	–	(5.0)	(6.9)

Net cash provided by (used in) financing activities	(484.6)	(402.0)	664.8

Effect of exchange rates on cash and equivalents	(3.9)	5.2	4.9

Increase in cash and equivalents	78.6	77.1	61.8
Cash and equivalents, beginning of year	154.6	77.5	15.7

Cash and equivalents, end of year	$233.2	$154.6	$77.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Consolidated Statements of Comprehensive Income

(in millions)

For the Years Ended December 31,	2005	2004	2003

Net Earnings	$732.5	$541.8	$346.3
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(201.3)	145.5	156.6
Unrealized foreign currency hedge gains/(losses), net of tax effects of $(17.8) in 2005, $10.0 in 2004 and $21.6 in 2003	71.2	(48.7)	(35.3)
Reclassification adjustments on foreign currency hedges, net of tax effects of $(12.7) in 2005, $(9.6) in 2004 and $(2.1) in 2003	27.6	15.7	3.4
Unrealized gains/(losses) on securities, net of tax effects of $0.9 in 2005 and $(1.5) in 2004	(1.5)	2.4	–
Minimum pension liability, net of tax effects of $0.2 in 2004	–	(0.3)	–

Other comprehensive income (loss)	(104.0)	114.6	124.7

Comprehensive Income	$628.5	$656.4	$471.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements

1.	BUSINESS

     We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products. Joint reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation.
     We have operations in more than 24 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.
     The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling equity position. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.
     Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
     Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2005, 2004 and 2003 were not significant.
     Revenue Recognition – We sell product through three principal channels: 1) direct to health care institutions, referred to as direct channel accounts, 2) through stocking distributors and healthcare dealers and 3) directly to dental practices and dental laboratories. The direct channel accounts represent more than 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, which account for less than 20 percent of our net sales, when title to product passes to them, generally upon shipment. Product is generally sold to distributors on secured credit terms at fixed prices for specified periods. A distributor may return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor.
     The reserves for doubtful accounts were $23.3 million and $28.4 million as of December 31, 2005 and 2004, respectively.
     Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales, and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $91.6 million, $86.3 million and $50.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Acquisition, Integration and Other – We recognize incremental expenses resulting directly from the acquisitions of Centerpulse and Implex as “Acquisition, integration and other” expenses. Acquisition, integration and other expenses

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

for the years ended December 31, 2005, 2004 and 2003, included (in millions):

For the Years Ended December 31,	2005	2004	2003

Employee severance and retention	$13.3	$9.4	$10.2
Sales agent and lease contract terminations	12.7	24.4	36.1
Information technology integration	6.9	4.3	–
Facility and employee relocation	6.2	3.4	1.1
Integration consulting	5.6	24.2	15.4
Impairment loss on Austin facility	3.2	–	–
Integration personnel	3.1	5.2	2.0
Professional fees	–	7.8	6.4
Other	5.6	2.4	8.4

	$56.6	$81.1	$79.6

     Cash and Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and equivalents are valued at cost, which approximates their fair value. Restricted cash is primarily composed of cash held in escrow related to certain insurance coverage.
     Inventories – Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on a first-in first-out basis.
     Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements, three to eight years for machinery and equipment and generally five years for instruments. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.
     Instruments – Instruments are hand held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for excess and obsolete instruments. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment in accordance with SFAS No. 144. Depreciation of instruments is recognized as selling, general and administrative expense.
     Goodwill – We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units, which are consistent with our operating segments. We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon discounted cash flows, market multiples or appraised values as appropriate.
     Intangible Assets – We account for intangible assets in accordance with SFAS No. 142. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful lives of indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer related intangibles and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from seven to thirty years. Intangible assets with an indefinite life are tested for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.
     The useful lives of intangible assets range from 3 to 40 years. In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology based intangible assets, we consider the expected product life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology. Trademarks and trade names that do not have a wasting characteristic (i.e. there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life) are assigned an indefinite life. Trademarks and trade names that are related to products expected to be phased out are assigned lives consistent with the period in which the products bearing each brand are expected to be sold. For customer relationship intangible assets, we assign useful lives based upon historical levels of customer attrition.
     Research and Development – We expense all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

of equipment used in research and development, consultant fees and amounts paid to collaborative partners.
     Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.
     Derivative Financial Instruments – We account for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited. We are exposed to market risk due to changes in currency exchange rates. As a result, we utilize foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to thirty months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. We maintain formal documentation regarding our objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. Our policy requires that critical terms of a hedging instrument are essentially the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. We, therefore, perform quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and that forecasted transactions have not changed. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the years ended December 31, 2005, 2004 and 2003, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.
     For contracts outstanding at December 31, 2005, we have an obligation to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars and Australian Dollars or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2006 through May 2008. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2005 were $1,142.2 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2005 were $195.0 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2005, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $31.1 million, or $25.4 million net of taxes, which is deferred in other comprehensive income, of which, $10.2 million, or $9.2 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.
     We also enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency translation gains/ losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.
     Stock Compensation – At December 31, 2005, we had three stock option plans, which are described more fully in Note 13 and an employee stock purchase plan. Additionally, restricted stock has been granted under one of the stock option plans. We account for those plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. For stock options that vest based upon service, no share-based compensation cost is reflected in net earnings, as the options granted under the plans had exercise prices equal to the market value of the underlying common stock on the date of grant. We granted performance-conditioned stock options in 2005 that require us to recognize an expense to the extent the market value of the stock exceeds the exercise price on the measurement date. No compensation cost was recognized in the year ended December 31, 2005, as the exercise price exceeded the market value of the stock. No compensation cost is reflected in net income for the employee stock purchase plan under the provisions of APB 25, which allows a discounted purchase price under Section 423 of the Internal Revenue Code. Compensation cost related to restricted stock is recognized in earnings over the vesting period of the stock, which is generally five years. Compensation cost related to restricted stock was not significant for the years ended December 31, 2005, 2004 and 2003. The following table illustrates the effect

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” to the above plans.

(in millions, except per share amounts)

For the Years Ended December 31,	2005	2004	2003

Net earnings, as reported	$732.5	$541.8	$346.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(46.1)	(26.0)	(14.3)

Pro forma net earnings	$686.4	$515.8	$332.0

Earnings per share:
Basic – as reported	$2.96	$2.22	$1.67
Basic – pro forma	2.78	2.11	1.60
Diluted – as reported	2.93	2.19	1.64
Diluted – pro forma	2.75	2.08	1.57
     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004	2003

Dividend Yield	–%	–%	–%
Volatility	30.2%	28.0%	27.1%
Risk-free interest rate	4.1%	3.4%	3.1%
Expected life (years)	5.3	5.0	5.0
     The weighted average fair value for options granted during 2005, 2004 and 2003 was $28.11, $21.85 and $12.85, respectively.
     Other Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments, unrealized foreign currency hedge gains and losses, unrealized gains and losses on available-for-sale securities, and minimum pension liability adjustments.
     The components of accumulated other comprehensive income are as follows (in millions):

		Other
	Balance at	Comprehensive	Balance at
	January 1, 2005	Income (Loss)	December 31, 2005

Foreign currency translation	$325.2	$(201.3)	$123.9
Foreign currency hedges	(73.4)	98.8	25.4
Unrealized gains on securities	2.4	(1.5)	0.9
Minimum pension liability	(0.9)	—	(0.9)

Accumulated other comprehensive income	$253.3	$(104.0)	$149.3

     Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of shareholders equity. We may reissue common stock held in treasury only for limited purposes.
     Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the “Act”)”. As a result of the Act, we could have repatriated earnings of foreign subsidiaries at reduced U.S. tax rates in 2005. However, we determined it was not beneficial to repatriate earnings under the Act based upon our facts and circumstances and therefore this did not have an effect on our financial position, results of operations or cash flows.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. We have disclosed the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123. We will adopt SFAS 123(R) on January 1, 2006 using the prospective method and will not restate prior periods. SFAS 123(R) will apply to new awards and to awards that are outstanding as of January 1, 2006. Compensation expense for outstanding awards for which the requisite service has not been rendered as of January 1, 2006, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123. We estimate the adoption of this accounting standard will reduce diluted earnings per share by $0.23 – $0.25 during the year ended December 31, 2006.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” to clarify the accounting for abnormal amounts of idle facility expense. SFAS No. 151 requires that fixed overhead production costs be applied to inventory at “normal capacity” and any excess fixed overhead production costs be charged to expense in the period in which they were incurred. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect SFAS No. 151 to have a material effect on our financial position, results of operations, or cash flows.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which is effective for fiscal years beginning after December 15, 2005. This standard is a replacement of APB Opinion No. 20, “Accounting Changes”. SFAS No. 154 changes the requirements for accounting for and reporting of a change in accounting principle. We do not expect SFAS No. 154 to have a material effect on our financial position, results of operations, or cash flows.

3.	ACQUISITIONS

Centerpulse AG and InCentive Capital AG
     On October 2, 2003 (the “Closing Date”), we closed our exchange offer for Centerpulse, a global orthopaedic medical

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

device company headquartered in Switzerland that services the reconstructive joint, spine and dental implant markets. We also closed our exchange offer for InCentive, a company that, at the Closing Date, owned only cash and beneficially owned 18.3 percent of the issued Centerpulse shares. The primary reason for making the Centerpulse and InCentive exchange offers was to create a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, including joint and dental, spine implants, and trauma products. The combined strategic compatibilities of products and technologies is expected to provide significant earnings power and a strong platform from which we can actively pursue growth opportunities in the industry. Centerpulse provided a unique platform for growth and diversification in Europe as well as in the spine and dental areas of the medical device industry. The aggregate consideration paid in the exchange offers was $3,495.7 million, consisting of Zimmer Holdings common stock valued at $2,252.0 million (45,101,640 shares exchanged), $1,201.3 million of cash and $42.4 million of direct acquisition costs.
     Accordingly, Centerpulse and InCentive results of operations have been included in our consolidated results of operations subsequent to the Closing Date, and their respective assets and liabilities were recorded at their estimated fair values in our consolidated statement of financial position as of the Closing Date, with the excess purchase price being allocated to goodwill.
     As of the Closing Date, we recorded a $75.7 million integration liability consisting of $53.1 million of employee termination and relocation costs and $22.6 million of sales agent and lease contract termination costs. In accordance with Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities were included in the allocation of the purchase price. Increases to the liability subsequent to the completion of the allocation period are expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period are recorded as adjustments to goodwill.
     Our integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through our integration plan. As of December 31, 2005, approximately 810 Centerpulse employees had been involuntarily terminated. We completed the production phase-out of our Austin, Texas manufacturing facility in the fourth quarter of 2005. The phase-out resulted in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility are being sourced from our other manufacturing facilities. We have hired additional manufacturing employees at our other manufacturing facilities to handle increased production schedules. A majority of our integration plan has been completed as of December 31, 2005. Remaining portions of the integration plan include IT systems conversions, primarily in Europe and Asia Pacific, decommissioning the Austin facility and disposing of this asset, continued in-sourcing and a few other items. Reconciliation of the integration liability, as of December 31, 2005, is as follow (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total

Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8
Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9
Cash Payments	(8.8)	(2.4)	(11.2)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, December 31, 2005	$6.5	$4.8	$11.3

Implex Corp.
     On April 23, 2004, we acquired Implex, a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement. We acquired 100 percent of the shares of Implex for an initial cash consideration of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by us to Implex pursuant to a pre-existing strategic alliance and other items. The aggregate cash consideration paid by us through December 31, 2005 was $197.2 million, consisting of a $98.6 million payment at closing, $2.6 million of direct acquisition costs and $96.0 million of earn-out payments made pursuant to the merger agreement. The acquisition resulted from the strategic alliance agreement we had with Implex since 2000 for the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal Technology.
     The merger agreement contains provisions for additional annual cash earn-out payments that are based on year-over-year sales growth through 2006 of certain products that incorporate Trabecular Metal Technology. We estimate an additional $30 – $40 million of earn-out payments will be made in 2006. These earn-out payments represent contingent consideration and, in accordance with SFAS No. 141 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”, are recorded as an additional cost of the transaction upon resolution of the contingency and therefore increase goodwill.
     We completed the purchase price allocation in 2005 in accordance with U.S. generally accepted accounting principles. The only significant adjustment to the preliminary purchase price allocation made in 2005 related to a $44.1 million earn-out payment. See Note 7 for additional information on goodwill.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

4.	CHANGE IN ACCOUNTING PRINCIPLE

     Effective January 1, 2003, we changed our method of accounting for instruments. Prior to January 1, 2003, undeployed instruments were carried as a prepaid expense at cost, net of allowances for excess and obsolete instruments, and recognized in selling, general and administrative expense in the year in which the instruments were placed into service. The new method of accounting for instruments was adopted to recognize the cost of these important assets within the consolidated balance sheet and allocate the cost of these assets over the periods benefited, typically five years.
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

5.	INVENTORIES

     Inventories at December 31, 2005 and 2004, consist of the following (in millions):

	2005	2004

Finished goods	$444.0	$420.5
Work in progress	40.1	42.0
Raw materials	99.6	70.2
Inventory step-up (primarily finished goods)	–	3.3

Inventories, net	$583.7	$536.0

     Reserves for excess and obsolete inventory were $121.0 million and $124.1 million at December 31, 2005 and 2004, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2005 and 2004, was as follows (in millions):

	2005	2004

Land	$20.7	$20.0
Building and equipment	706.5	677.1
Instruments	649.2	557.8
Construction in progress	61.4	57.9

	1,437.8	1,312.8
Accumulated depreciation	(729.0)	(684.3)

Property, plant and equipment, net	$708.8	$628.5

     Depreciation expense was $144.0 million, $142.2 million and $92.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in millions):

			Asia
	Americas	Europe	Pacific	Total

Balance at January 1, 2004	$1,275.5	$906.0	$110.3	$2,291.8
Completion of Centerpulse and InCentive compulsory acquisition process	24.3	16.0	2.0	42.3
Acquisition of Implex	61.0	–	–	61.0
Change in preliminary fair value estimates of Centerpulse related to:
Intangible assets	10.7	26.5	–	37.2
Income taxes	(33.7)	6.6	0.3	(26.8)
Property, plant and equipment	(5.3)	(3.1)	–	(8.4)
Inventories	6.5	1.8	–	8.3
Integration liability	4.9	(12.8)	(0.2)	(8.1)
Other assets	10.3	–	–	10.3
Preacquisition contingencies	37.9	–	–	37.9
Other	(3.0)	(0.8)	(0.1)	(3.9)
Currency translation	–	83.0	4.3	87.3

Balance at December 31, 2004	1,389.1	1,023.2	116.6	2,528.9

Change in preliminary fair value estimates of Centerpulse related to:
Income taxes	(7.8)	0.5	–	(7.3)
Integration liability	(0.2)	(1.4)	–	(1.6)
Change in preliminary fair value estimates of Implex related to:
Earn-out payment liability	44.1	–	–	44.1
Income taxes	0.6	–	–	0.6
Integration liability	(0.1)	–	–	(0.1)
Inventories	0.7	–	–	0.7
Other	(0.2)	–	–	(0.2)
Purchase of Allo Systems Srl minority interest	–	2.0	–	2.0
Currency translation	–	(127.4)	(10.9)	(138.3)

Balance at December 31, 2005	$1,426.2	$896.9	$105.7	$2,428.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total

As of December 31, 2005:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$417.3	$31.7	$34.4	$39.7	$642.0
Accumulated amortization	(14.2)	(60.0)	(6.8)	(2.4)	(17.0)	(100.4)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	215.0	–	–	215.0

Total identifiable intangible assets	$104.7	$357.3	$239.9	$32.0	$22.7	$756.6

As of December 31, 2004:
Intangible assets subject to amortization:
Gross carrying amount	$117.9	$417.3	$31.7	$34.4	$34.1	$635.4
Accumulated amortization	(8.0)	(31.9)	(3.8)	(1.3)	(13.7)	(58.7)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	218.1	–	–	218.1

Total identifiable intangible assets	$109.9	$385.4	$246.0	$33.1	$20.4	$794.8

     Total amortization expense for finite-lived intangible assets was $41.7 million, $39.1 million and $10.9 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was recorded as part of selling, general and administrative. Estimated annual amortization expense for the years ending December 31, 2006 through 2010 is $41.6 million, $41.5 million, $41.4 million, $41.4 million and $39.3 million, respectively.

8.	OTHER CURRENT AND LONG-TERM LIABILITIES

     Other current and long-term liabilities at December 31, 2005 and 2004, consist of the following (in millions):

	2005	2004

Other current liabilities:
Service arrangements	$112.3	$114.3
Fair value of derivatives	8.7	72.8
Salaries, wages and benefits	54.9	54.7
Litigation liability	17.9	38.3
Accrued liabilities	207.4	227.6

Total other current liabilities	$401.2	$507.7

Other long-term liabilities:
Long-term income tax payable	$150.1	$156.7
Other long-term liabilities	198.2	264.2

Total other long-term liabilities	$348.3	$420.9

9.	DEBT

     On March 31, 2005, we amended and restated our revolving credit and term loan agreement dated as of May 24, 2004 (the “Prior Facility”) into a five year $1,350 million amended and restated credit agreement (the “Amended and Restated Facility”). The Amended and Restated Facility is a revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010. Available borrowings under the Amended and Restated Facility at December 31, 2005, were $1,268.4 million. The Amended and Restated Facility contains a provision whereby borrowings may be increased to $1,750 million.
     We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers and our wholly owned domestic subsidiaries are the guarantors of the Amended and Restated Facility. Borrowings under the Amended and Restated Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Amended and Restated Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Amended and Restated Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Amended and Restated Facility as of December 31, 2005. Commitments under the Amended and Restated Facility are subject to certain fees, including a facility and a utilization fee.
     Outstanding debt as of December 31, 2005 and 2004 consists of the following (in millions):

	2005	2004

Prior Facility
Three-year revolving credit facility	$–	$97.8
Five-year term loan	–	550.0
Amended and Restated Facility	81.6	–
Uncommitted credit facilities	–	1.1
Other	–	2.6

Total debt	81.6	651.5
Less: Current Portion	–	27.5

Total Long-Term Debt	$81.6	$624.0

     We also have available uncommitted credit facilities totaling $65 million.
     The weighted average interest rate for borrowings under the Amended and Restated Facility is 0.41 percent at December 31, 2005. Borrowings under the Amended and Restated Facility at December 31, 2005 are Japanese Yen based borrowings. We paid $15.3 million, $27.9 million and

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

$6.3 million in interest during 2005, 2004 and 2003, respectively.
     Debt issuance costs of $20.5 million were incurred to obtain the Prior Facility arrangement and an additional $1.9 million were incurred for the Amended and Restated Facility. These costs were capitalized and are amortized to interest expense over the lives of the related facilities. At December 31, 2005, unamortized debt issuance costs were $7.7 million.

10.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

     We have defined benefit pension plans covering certain U.S. and Puerto Rico employees who were hired before September 2, 2002. Employees hired after September 2, 2002 are not part of the U.S. and Puerto Rico defined benefit plans, but do receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s average eligible compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.
     We also provide comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico eligible retirees who elect to participate in our comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. No similar plans exist for employees outside the U.S. and Puerto Rico. Employees hired after September 2, 2002, are not eligible for retiree medical and life insurance benefits.
     We use a December 31 measurement date for our benefit plans.
     The components of net pension expense for the years ended December 31, 2005, 2004 and 2003 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.

	2005	2004	2003	2005	2004	2003

Service cost	$11.4	$9.7	$8.6	$8.7	$9.6	$4.9
Interest cost	5.6	4.2	3.1	4.9	4.8	2.0
Expected return on plan assets	(6.4)	(4.8)	(2.8)	(6.0)	(5.8)	(2.2)
Amortization of prior service cost	(0.1)	(0.1)	(0.2)	–	0.4	1.9
Amortization of unrecognized actuarial loss	2.1	0.9	0.5	0.6	0.6	0.4

Net periodic benefit cost	$12.6	$9.9	$9.2	$8.2	$9.6	$7.0

     The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2005	2004	2003	2005	2004	2003

Discount rate	6.25%	6.75%	7.00%	3.78%	3.81%	4.08%
Rate of compensation increase	3.82%	3.60%	3.62%	2.28%	1.57%	2.27%
Expected long-term return on plan assets	8.50%	8.75%	9.00%	4.77%	4.83%	4.77%
     The expected long-term rates of return on plan assets is based on the period expected benefits will be paid and the historical rates of return on the different asset classes held in the plans. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. We believe that historical asset results approximate expected market returns applicable to the funding of a long-term benefit obligation.
     Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Changes in projected benefit obligations and plan assets, for the years ended December 31, 2005 and 2004 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2005	2004	2005	2004

Projected benefit obligation – beginning of year	$89.2	$63.8	$143.0	$130.2
Plan amendments	0.2	(0.1)	(0.3)	–
Service cost	11.4	9.7	8.7	9.6
Interest cost	5.6	4.2	4.9	4.8
Employee contributions	–	–	9.8	7.8
Benefits paid	(0.8)	(0.7)	(14.2)	(20.9)
Actuarial loss	24.8	12.3	13.6	0.6
Translation (gain) loss	–	–	(19.0)	10.9

Projected benefit obligation – end of year	$130.4	$89.2	$146.5	$143.0

Plan assets at fair market value – beginning of year	$66.1	$45.5	$137.2	$128.0
Actual return on plan assets	3.4	5.4	11.4	2.3
Company contributions	17.4	16.5	9.8	9.1
Employee contributions	–	–	9.8	7.8
Benefits paid	(0.8)	(0.7)	(14.2)	(20.9)
Expenses	(0.5)	(0.6)	–	–
Translation gain (loss)	–	–	(18.3)	10.9

Plan assets at fair market value – end of year	$85.6	$66.1	$135.7	$137.2

Funded status	$(44.8)	$(23.1)	$(10.8)	$(5.8)
Unrecognized prior service cost	(0.3)	(0.6)	–	1.2
Unrecognized actuarial loss	52.6	26.4	9.3	0.8

Net amount recognized	$7.5	$2.7	$(1.5)	$(3.8)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$12.2	$5.8	$4.6	$6.1
Accrued benefit liability	(6.2)	(4.6)	(6.1)	(9.9)
Accumulated other comprehensive income	1.5	1.5	–	–

Net amount recognized	$7.5	$2.7	$(1.5)	$(3.8)

     The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2005	2004	2003	2005	2004	2003

Discount rate	5.84%	6.25%	6.75%	3.15%	3.75%	4.03%
Rate of compensation increase	3.82%	3.84%	3.62%	2.27%	2.22%	2.27%
     Plans with projected benefit obligations in excess of plan assets as of December 31, 2005 and 2004 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2005	2004	2005	2004

Benefit obligation	$122.6	$82.9	$131.6	$38.9
Plan assets at fair market value	77.3	58.1	118.1	30.2
     Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2005 and 2004 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2005	2004	2005	2004

Accumulated benefit obligation	$7.1	$4.0	$16.9	$16.2
Plan assets at fair market value	–	–	13.2	12.5

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $80.3 million and $53.0 million as of December 31, 2005 and 2004, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $131.8 million and $126.6 million as of December 31, 2005 and 2004, respectively.
     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2006	$1.8	$6.4
2007	2.0	9.4
2008	2.6	8.4
2009	3.4	11.3
2010	4.2	10.7
2011 – 2015	41.5	74.4
     Our weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	U.S. and Puerto
	Rico		Non-U.S.

Asset Category	2005	2004	2005	2004

Equity Securities	65%	65%	35%	37%
Debt Securities	35	35	38	35
Real Estate	–	–	14	15
Cash Funds	–	–	5	5
Other	–	–	8	8

Total	100%	100%	100%	100%

     The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while avoiding risk. We have established target ranges of assets held by the plans of 50 to 75 percent for equity securities and 25 to 50 percent for debt securities. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans are rebalanced quarterly based upon the target asset allocation of the plans.
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
     As of December 31, 2005 and 2004, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.
     We expect that we will have no minimum funding requirements by law in 2006 for the U.S. and Puerto Rico defined benefit retirement plans. However, we expect to voluntarily contribute between $13 million to $18 million to these plans during 2006. Contributions to non-U.S. defined benefit plans are estimated to be approximately $9 million in 2006.
     We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. We expensed $11.3 million, $6.4 million and $4.8 million related to these plans for the years ended December 31, 2005, 2004 and 2003, respectively.
     The components of net periodic expense for the year ended December 31, 2005, 2004 and 2003 for our unfunded postretirement benefit plans are as follows (in millions):

December 31,	2005	2004	2003

Service cost	$1.6	$1.4	$1.3
Interest cost	2.0	1.7	1.5
Amortization of unrecognized actuarial loss	0.3	0.2	0.1

Net periodic benefit cost	$3.9	$3.3	$2.9

     The weighted average actuarial assumptions used in accounting for our postretirement benefit plans were as follows:

December 31,	2005	2004	2003

Discount rate – Benefit obligation	5.84%	6.25%	6.75%
Discount rate – Net periodic benefit cost	6.25%	6.75%	7.00%
Initial health care cost trend rate	9.00%	9.50%	9.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
First year of ultimate trend rate	2014	2014	2012
     Changes in benefit obligations for our postretirement benefit plans were (in millions):

December 31,	2005	2004

Benefit obligation – beginning of year	$31.2	$25.0
Service cost	1.6	1.4
Interest cost	2.0	1.7
Benefits paid	(0.5)	(0.4)
Actuarial loss	5.5	3.5

Benefit obligation – end of year	$39.8	$31.2

Funded status	$(39.8)	$(31.2)
Unrecognized prior service cost	(0.1)	(0.1)
Unrecognized actuarial loss	12.2	7.0

Net amount recognized	$(27.7)	$(24.3)

Accrued benefit liability recognized	$(27.7)	$(24.3)

     A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by an annual cap that limits medical costs we pay.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,

2006	$0.7
2007	1.2
2008	1.6
2009	2.0
2010	2.5
2011 – 2015	17.7

11.	INCOME TAXES

     The components of earnings before taxes consist of the following (in millions):

	2005	2004	2003

United States operations	$706.5	$385.7	$307.6
Foreign operations	334.2	345.8	129.9

Total	$1,040.7	$731.5	$437.5

The provision for income taxes consists of (in millions):
Current:
Federal	$150.5	$122.7	$(14.3)
State	22.7	17.1	3.8
Foreign	80.3	114.9	60.6

	253.5	254.7	50.1

Deferred:
Federal	63.0	(20.2)	116.0
State	–	(9.6)	6.1
Foreign	(9.2)	(35.3)	(25.4)

	53.8	(65.1)	96.7

	$307.3	$189.6	$146.8

     Income taxes paid during 2005, 2004 and 2003 were $189.2 million, $143.3 million and $116.1 million, respectively.
     A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	2005	2004	2003

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	0.9	0.7	1.5
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(3.9)	(2.3)	–
Tax benefit from decreased deferred taxes of acquired Centerpulse operations; due to Swiss tax rate reduction	–	(4.7)	–
Tax benefit relating to operations in Puerto Rico	(1.3)	(1.7)	(2.7)
Tax benefit relating to U.S. export sales	(0.8)	(1.3)	(0.3)
R&D credit	(0.5)	(0.7)	(0.4)
Non-deductible expenses	0.1	0.6	0.1
In-process research & development	–	–	0.9
Other	–	0.3	(0.5)

Effective income tax rate	29.5%	25.9%	33.6%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     The components of deferred income taxes consisted of the following (in millions):

	2005	2004

Inventory	$102.9	$102.4
Fixed assets	(22.9)	(31.8)
Net operating loss carryover	214.8	297.9
Capital loss carryover	11.2	11.5
Tax credit carryover	87.2	76.5
Accrued liabilities	111.0	158.4
Intangible assets	(174.5)	(201.4)
Valuation allowances	(57.5)	(67.6)
Other	27.6	22.4

	$299.8	$368.3

     At December 31, 2005, the vast majority of the net operating loss is available to reduce future federal and state taxable earnings of the U.S. companies. These losses generally expire within a period of 1 to 19 years. $21.0 million of state losses are subject to valuation allowances and certain restrictions. The tax credits are entirely available to offset future federal and state tax liabilities of the U.S. companies. These credits generally expire within a 1 to 14 year period. $11.3 million of the tax credits are subject to valuation allowances and certain restrictions. The capital loss carryover is also available to reduce future federal taxable earnings of the U.S. companies; however, the entire carryover is subject to a valuation allowance and expires within a period of 1 to 4 years.
     Our former parent received a ruling from the Internal Revenue Service (“IRS”), that the 2001 spin-off of Zimmer would qualify as a tax-free transaction. Such a ruling, while generally binding upon the IRS, is subject to certain factual representations and assumptions. We have agreed to certain restrictions on our future actions to provide further assurances that the spin-off will qualify as tax-free. If we fail to abide by such restrictions and, as a result, the spin-off fails to qualify as a tax-free transaction, we will be obligated to indemnify our former parent for any resulting tax liability.
     During 2004, our tax provision included a deferred tax benefit of $34.5 million as a result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent).
     We have a long-term tax liability of $150.1 million at December 31, 2005 for expected settlement of various U.S. and foreign income tax liabilities.
     At December 31, 2005, we had an aggregate of approximately $279 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, permanently reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is impractical for us to determine the additional tax of remitting these earnings.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

12.	CAPITAL STOCK AND EARNINGS PER SHARE

     We have 2 million shares of Series A Participating Cumulative Preferred Stock (“Series A Preferred Stock”) authorized for issuance, none of which were outstanding as of December 31, 2005.
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

	2005	2004	2003

Weighted average shares outstanding for basic net earnings per share	247.1	244.4	207.7
Effect of dilutive stock options	2.7	3.4	3.5

Weighted average shares outstanding for diluted net earnings per share	249.8	247.8	211.2

     For the year ended December 31, 2005, an average of 2.9 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. There were no anti-dilutive options excluded from the computation of diluted earnings per share for the years ended December 31, 2004 and 2003.
     In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. As of December 31, 2005 we had acquired approximately 59,200 shares at a cost of $4.1 million.

13.	STOCK OPTION AND COMPENSATION PLANS

     We had three stock option plans in effect at December 31, 2005: the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 42.9 million shares of common stock. Options may be granted under these plans at a price of not less than the fair market value of a share of common stock on the date of grant. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards and deferred stock units. Options granted under the 2001 Stock Incentive Plan may include stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors.
     Options granted under these plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied.
     The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited to prevent dilution. In addition, under the terms of the 2001 Stock Incentive Plan, no participant may receive options or awards which in the aggregate exceed 2 million shares of stock over the life of the plan.
     A summary of the status of all options granted to employees and non-employee directors for the years ended December 31, 2005, 2004 and 2003 is presented below (options in thousands):

		Weighted
		Average
	Options	Exercise Price

Outstanding at January 1, 2003	11,035	$26.51
Options granted	2,395	43.06
Options exercised	(2,688)	23.80
Options cancelled	(272)	34.76

Outstanding at December 31, 2003	10,470	30.77
Options granted	3,407	70.41
Options exercised	(2,450)	25.90
Options cancelled	(136)	50.81

Outstanding at December 31, 2004	11,291	43.60
Options granted	3,648	79.76
Options exercised	(2,130)	31.46
Options cancelled	(247)	68.01

Outstanding at December 31, 2005	12,562	$55.66

     The following table summarizes information about stock options outstanding at December 31, 2005 (options in thousands):

	Outstanding			Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$10.50 – $17.00	93	0.84	$14.38	93	$14.38
$19.50 – $27.50	1,060	3.86	24.79	1,060	24.79
$27.51 – $37.50	2,944	5.27	30.73	2,560	30.80
$39.50 – $51.00	1,771	7.22	43.04	779	42.75
$63.00 – $87.50	6,694	8.75	75.43	778	70.49

	12,562	7.25	55.66	5,270	36.93

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

Options exercisable at December 31, 2004 and 2003 were 4.8 million and 4.9 million, respectively, with average exercise prices of $29.30 and $25.97, respectively.
     See Note 2 for the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based employee compensation.

14.	SEGMENT DATA

     We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We manage operations through three major geographic segments  – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S. and Puerto Rico based manufacturing operations and logistics and corporate assets.
     Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2005	2004	2003	2005	2004	2003	2005	2004

Americas	$1,941.8	$1,741.3	$1,208.3	$1,020.8	$893.1	$619.2	$2,408.6	$2,430.9
Europe	874.8	808.3	366.0	317.9	283.9	96.4	1,695.4	1,824.4
Asia Pacific	469.5	431.3	326.7	212.4	182.3	148.1	290.5	310.6

Net sales	$3,286.1	$2,980.9	$1,901.0

Inventory step-up				(5.0)	(59.4)	(42.7)
Acquisition and integration				(56.6)	(81.1)	(79.6)
In-process research and development				–	–	(11.2)
Global operations and corporate functions				(434.5)	(455.6)	(279.5)	1,327.4	1,129.6

Operating profit				$1,055.0	$763.2	$450.7

Total assets							$5,721.9	$5,695.5

     U.S. sales were $1,845.6 million, $1,664.5 million and $1,152.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sales to any individual country outside of the U.S. were not significant. Sales are attributable to a country based upon the customer’s country of domicile. Net sales by product category are as follows (in millions):

	2005	2004	2003

Reconstructive implants
Knees	$1,366.2	$1,194.5	$800.6
Hips	1,140.6	1,079.0	645.5
Dental	148.1	124.7	29.8
Extremeties	66.1	58.1	45.1

Total	2,721.0	2,456.3	1,521.0

Trauma	179.8	172.9	150.1
Spine	160.4	134.2	35.1
Orthopaedic surgical products	224.9	217.5	194.8

Total	$3,286.1	$2,980.9	$1,901.0

     Long-lived tangible assets as of December 31, 2005 and 2004 are as follows:

	2005	2004

Americas	$501.3	$416.8
Europe	172.9	170.9
Asia Pacific	34.6	40.8

	$708.8	$628.5

     The Americas long-lived tangible assets are located primarily in the U.S. Approximately $143.9 million of Europe long-lived tangible assets are located in Switzerland.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

     Capital expenditures by operating segment for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003

Americas
Additions to instruments	$–	$–	$1.5
Additions to other property, plant and equipment	0.7	0.3	0.8
Europe
Additions to instruments	8.3	14.0	4.0
Additions to other property, plant and equipment	20.0	24.4	5.4
Asia Pacific
Additions to instruments	2.4	1.4	1.0
Additions to other property, plant and equipment	1.0	3.2	3.5
Global operations and corporate functions
Additions to instruments	139.3	124.2	107.1
Additions to other property, plant and equipment	83.6	72.9	35.2
     For segment reporting purposes, deployed instruments are included in the measurement of operating segment assets while undeployed instruments at U.S. and Puerto Rico based manufacturing operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by U.S. and Puerto Rico based manufacturing operations and logistics and are deployed to the operating segments as needed for the business.
     Depreciation and amortization used in determining operating segment profit for the years ended December 31, 2005, 2004 and 2003 was as follows (in millions):

	2005	2004	2003

Americas	$51.0	$45.9	$36.8
Europe	40.8	45.5	23.4
Asia Pacific	14.8	12.3	16.8
Global operations and corporate functions	79.1	77.6	26.3

	$185.7	$181.3	$103.3

     The increase in deprecation and amortization in 2004 from 2003 was primarily caused by a full year of depreciation and amortization on Centerpulse acquired assets in 2004 versus one quarter of depreciation and amortization in 2003.

15.	LEASES

     Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2005 were $26.8 million for 2006, $20.9 million for 2007, $18.2 million for 2008, $11.1 million for 2009, $9.9 million for 2010 and $25.4 million thereafter. Total rent expense for the years ended December 31, 2005, 2004 and 2003 aggregated $27.9 million, $24.2 million and $15.7 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

     As a result of the Centerpulse transaction, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of February 14, 2006, the claims administrator has received 4,135 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 201 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of December 31, 2005 is adequate to provide for any future claims regarding the hip and knee implant litigation.
     On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement by the defendants of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. Howmedica’s complaint seeks unspecified damages and injunctive relief. On April 14, 2005, we filed our answer to the complaint denying Howmedica’s allegations. Discovery is ongoing. We believe that our defenses are valid and meritorious and we intend to defend the Howmedica lawsuit vigorously.
     We are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, these cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
     On July 25, 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. We are continuing to fully cooperate with the Securities and Exchange Commission in this matter.
     On March 31, 2005, we received a subpoena from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting that we produce documents for the period beginning January 2002 through March 2005 pertaining to consulting contracts, professional service agreements and other agreements by which we may provide remuneration to orthopaedic surgeons. We have produced documents in response to the subpoena. We are cooperating fully with federal authorities with regard to this matter. We understand that similar inquiries were

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

directed to at least four other companies in the orthopaedics industry.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2005 Quarter Ended				2004 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$828.5	$846.8	$762.5	$848.3	$742.2	$737.4	$700.2	$801.1
Gross profit	638.2	658.0	588.0	662.5	522.7	535.5	531.1	611.7
Net earnings	173.6	190.7	168.6	199.6	97.6	116.3	127.9	200.0
Net earnings per common share
Basic	0.71	0.77	0.68	0.81	0.40	0.48	0.52	0.82
Diluted	0.70	0.76	0.67	0.80	0.40	0.47	0.52	0.81

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.	Controls and Procedures

      We have established disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors. However, any control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     Based on their evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective. Management’s report on internal control over financial reporting appears in this report at the conclusion of Item 7A.
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

      During the fourth quarter of 2005, the Audit Committee of the Board of Directors did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.
     The Zimmer Holdings, Inc. Employee Stock Purchase Plan was amended effective January 1, 2006. A copy of the plan as amended is being filed with the Securities and Exchange Commission as Exhibit 99.2 to this report.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

      The information required by this Item concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year and the information included under the caption “Executive Officers” in Part I of this report.

ITEM 11.	Executive Compensation

      The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements
          The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.
              Report of Independent Registered Public Accounting Firm
              Consolidated Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003
              Consolidated Balance Sheets as of December 31, 2005 and 2004
              Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
              Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
              Notes to Consolidated Financial Statements
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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ J. RAYMOND ELLIOTT

J. Raymond Elliott
Chairman of the Board President and Chief Executive Officer
Dated: March 1, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Raymond Elliott J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2006

/s/ Sam R. Leno Sam R. Leno	Executive Vice President, Finance and Corporate Services and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ James T. Crines James T. Crines	Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2006

/s/ Stuart M. Essig Stuart M. Essig	Director	March 1, 2006

/s/ Larry C. Glasscock Larry C. Glasscock	Director	March 1, 2006

/s/ John L. McGoldrick John L. McGoldrick	Director	March 1, 2006

/s/ Augustus A. White, III Augustus A. White, III	Director	March 1, 2006

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Index to Exhibits

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3.1 to Current Report on Form 8-K dated November 13, 2001)
3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated herein by reference to Exhibit 3.2 to Current Report on Form 8-K dated November 13, 2001)
3.3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 to the Restated By-Laws of Zimmer Holdings, Inc. (incorporated herein by reference to Exhibit 3 to Quarterly Report on Form 10-Q dated November 14, 2003)
4.1	Specimen Common Stock certificate (incorporated herein by reference to Exhibit 4.3 to Registration Statement on Form S-8 filed January 20, 2006)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated herein by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated herein by reference to Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)
10.4*	Zimmer Holdings, Inc. Supplemental Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2004)
10.5*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to Current Report on Form 8-K dated August 6, 2001)
10.6*	First Amendment to the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed December 15, 2005)
10.7*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2005 (incorporated herein by reference to Exhibit 10.2 to Current Report on Form 8-K filed December 15, 2005)
10.8*	Zimmer Holdings, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated herein by reference to Exhibit 10.15 to Current Report on Form 8-K dated November 13, 2001)
10.9*	Change in Control Severance Agreement with J. Raymond Elliott (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.10*	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi and David C. Dvorak (incorporated herein by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.11*	Change in Control Severance Agreement with James T. Crines (incorporated herein by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q dated May 8, 2002)
10.12*	Change in Control Severance Agreement with Sheryl L. Conley (incorporated herein by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q dated August 8, 2003)
10.13*	Change in Control Severance Agreement with Jon E. Kramer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.14*	Change in Control Severance Agreement with Richard Fritschi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.15*	Employment Contract with Richard Fritschi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.16*	Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with Richard Fritschi (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)
10.17*	Change in Control Severance Agreement with Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)
10.18*	Change in Control Severance Agreement with Stephen Hong Liang Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.19*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)

Index to Exhibits (Continued)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Exhibit No	Description

10.20*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)
10.21*	First Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)
10.22*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated January 11, 2006)
10.23*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 12, 2005)
10.24*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 21, 2005)
10.25*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated January 11, 2006)
10.26*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (for Non-U.S. employees) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated January 11, 2006)
10.27*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed April 5, 2005)
10.28*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed February 21, 2006)
10.29*	Summary Compensation Sheet
10.30	$1,350,000,000 Amended and Restated Credit Agreement dated as of March 31, 2005 among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., Zimmer Switzerland Holdings Ltd., Zimmer Investment Luxembourg S.C.A., Zimmer GmbH, the borrowing subsidiaries, the subsidiary guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as general administrative agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.31	Amendment No. 1 dated as of April 15, 2005 to the Amended and Restated Credit Agreement dated as of March 31, 2005 among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., Zimmer Switzerland Holdings Ltd., Zimmer Investment Luxembourg S.C.A., Zimmer GmbH, the borrowing subsidiaries, the subsidiary guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as general administrative agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Annual CEO Certification filed with the New York Stock Exchange on May 13, 2005
99.2	Zimmer Holdings, Inc. Employee Stock Purchase Plan (as amended effective January 1, 2006)

*	indicates management contracts or compensatory plans or arrangements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES	2005 FORM 10-K

Valuation and Qualifying Accounts	Schedule II

	(in millions)

		Additions
	Balance at	Charged		Effects of	Acquired	Balance	Balance at
	Beginning	(Credited) to	Deductions	Foreign	Centerpulse	Sheet	End of
Description	of Period	Expense	to Reserve	Currency	Allowances	Reclass*	Period

Doubtful Accounts:
Year Ended December 31, 2003	$7.2	$2.6	$(1.5)	$1.7	$19.5	$–	$29.5
Year Ended December 31, 2004	29.5	4.9	(7.4)	1.4	–	–	28.4
Year Ended December 31, 2005	28.4	(2.2)	(1.5)	(1.4)	–	–	23.3
Excess and Obsolete Inventory:
Year Ended December 31, 2003	$45.5	$11.6	$(11.7)	$2.0	$81.7	$–	$129.1
Year Ended December 31, 2004	129.1	30.8	(14.1)	2.9	–	(24.6)	124.1
Year Ended December 31, 2005	124.1	21.6	(18.5)	(6.2)	–	–	121.0
Excess and Obsolete Instruments:
Year Ended December 31, 2003	$7.4	$18.7	$(1.1)	$0.5	$10.2	$–	$35.7
Year Ended December 31, 2004	35.7	1.9	(1.6)	0.4	–	–	36.4
Year Ended December 31, 2005	36.4	10.0	(7.8)	(0.9)	–	–	37.7

*	In 2004, a balance sheet reclassification between gross inventory and the reserve for excess and obsolete inventory was recorded which had no effect on the net inventory balance.