Form 10-Q
period 2006-03-31
ZIMMER HOLDINGS INC
filed 2006-05-05
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
Commission File Number 001-16407
ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      At April 21, 2006, there were 248,137,600 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.
INDEX TO FORM 10-Q
March 31, 2006

Part I — Financial Information

Item 1.	Financial Statements
ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,

	2006	2005

Net Sales	$860.4	$828.5
Cost of products sold	189.4	190.3

Gross Profit	671.0	638.2

Research and development	47.4	42.1
Selling, general and administrative	334.9	321.6
Acquisition, integration and other	(1.8)	16.9

Operating expenses	380.5	380.6

Operating Profit	290.5	257.6
Interest income (expense)	0.5	(7.2)

Earnings before income taxes and minority interest	291.0	250.4
Provision for income taxes	85.1	76.6
Minority interest	(0.3)	(0.2)

Net Earnings	$205.6	$173.6

Earnings Per Common Share
Basic	$0.83	$0.71
Diluted	$0.82	$0.70
Weighted Average Common Shares Outstanding
Basic	247.8	246.1
Diluted	250.1	249.2
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$403.8	$233.2
Restricted cash	12.1	12.1
Accounts receivable, less allowance for doubtful accounts	592.1	524.2
Inventories, net	599.5	583.7
Prepaid expenses	67.6	68.7
Deferred income taxes	151.3	153.7

Total current assets	1,826.4	1,575.6
Property, plant and equipment, net	701.0	708.8
Goodwill	2,447.0	2,428.8
Intangible assets, net	747.3	756.6
Other assets	195.5	252.1

Total Assets	$5,917.2	$5,721.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122.0	$123.6
Income taxes payable	56.8	82.1
Other current liabilities	391.0	401.2

Total current liabilities	569.8	606.9
Other long-term liabilities	339.3	348.3
Long-term debt	81.5	81.6

Total Liabilities	990.6	1,036.8

Commitments and Contingencies (Note 10)
Minority interest	2.5	2.3
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 248.1 million in 2006 (247.8 million in 2005) issued and outstanding	2.5	2.5
Paid-in capital	2,639.7	2,601.1
Retained earnings	2,139.6	1,934.0
Accumulated other comprehensive income	153.5	149.3
Treasury stock, 163,200 shares in 2006 (59,200 in 2005)	(11.2)	(4.1)

Total Stockholders’ Equity	4,924.1	4,682.8

Total Liabilities and Stockholders’ Equity	$5,917.2	$5,721.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three Months
	Ended March 31,

	2006	2005

Cash flows provided by (used in) operating activities:
Net earnings	$205.6	$173.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	46.2	45.1
Share-based payment expense	18.2	—
Inventory step-up	—	2.0
Income tax benefit from stock option exercises	—	24.5
Changes in operating assets and liabilities:
Income taxes	26.3	4.7
Receivables	(65.9)	(53.1)
Inventories	(13.0)	(24.4)
Accounts payable and accrued expenses	(22.2)	(20.1)
Other assets and liabilities	7.5	0.2

Net cash provided by operating activities	202.7	152.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(32.4)	(42.6)
Additions to other property, plant and equipment	(21.5)	(18.4)
Proceeds from sale of property, plant and equipment	16.2	—
Investments in other assets	—	(9.2)

Net cash used in investing activities	(37.7)	(70.2)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	11.1	44.4
Excess income tax benefit from stock option exercises	1.8	—
Repurchase of common stock	(7.1)	—
Net proceeds on lines of credit	—	329.0
Payments on term loan	—	(550.0)
Debt issuance costs	—	(1.9)

Net cash provided by (used in) financing activities	5.8	(178.5)

Effect of exchange rates on cash and equivalents	(0.2)	(1.4)

Increase (decrease) in cash and equivalents	170.6	(97.6)
Cash and equivalents, beginning of year	233.2	154.6

Cash and equivalents, end of period	$403.8	$57.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation
      The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2005 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2005 have been reclassified to conform to the current year presentation.
      The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Share-Based Payment
      We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) requires the recognition of the fair value of share-based payments in net earnings over the related service period. Our share-based payments primarily consist of stock options, equity share units and an employee stock purchase plan. Prior to January 1, 2006, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Under APB 25, share-based payment expense was not significant because the exercise price of the stock options generally equaled the market price of the underlying stock on the measurement date of the stock options. No share-based payment expense was reflected in net income for the employee stock purchase plan under the provisions of APB 25, as the employee purchase price discount met the acceptable thresholds under Section 423 of the Internal Revenue Code.
      We had three stock option plans in effect at March 31, 2006: the 2001 Stock Incentive Plan, the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 42.9 million shares of common stock. The 2001 Stock Incentive Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards, equity share units and stock appreciation rights. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares.
      The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited. In addition, under the terms of the 2001 Stock Incentive Plan, no participant may receive stock options or awards which in the aggregate exceed 2 million shares of stock over the life of the plan.
      We have elected the modified prospective method for adopting SFAS 123(R). Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based payments granted or modified after the date of adoption. For share-based payments granted prior to the date of the adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net earnings under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. In the three month period ended March 31, 2006, share-based payment expense was $18.2 million, or $12.9 million net of the related tax benefits. Share-based payment expense for the three month period ended March 31, 2005

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under APB 25 was not significant. The following is the pro forma expense disclosure under SFAS 123 for the three month period ended March 31, 2005 (in millions, except per share amounts):

Three Months
Ended
March 31,

2005

Net earnings, as reported	$173.6
Deduct: Total share-based payment expense determined under SFAS 123 for all awards, net of tax	(15.0)

Pro forma net earnings	$158.6

Earnings per share:
Basic — as reported	$0.71
Basic — pro forma	0.65
Diluted — as reported	0.70
Diluted — pro forma	0.64
      Prior to adopting SFAS 123(R), we classified all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits (i.e., tax deductions realized in excess of the tax benefit recognized on the related share-based payment expense for the stock options exercised) to be classified as financing cash flows.
Stock options
      Stock options granted to date under our plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. Stock options are generally granted with an exercise price equal to the market price of our common stock on the date of grant.
      We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted during the three month period ended March 31, 2006, expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In periods prior to January 1, 2006, we generally estimated volatility based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon our traded options with maturities over one year being more actively traded than in the past along with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001.
      The weighted-average fair values of the options granted in the three month periods ended March 31, 2006 and 2005 were $22.71 and $28.04 per option, respectively, determined using the following assumptions:

	Three Months
	Ended
	March 31,

	2006	2005

Dividend Yield	0.0%	0.0%
Volatility	26.0%	30.4%
Risk-free interest rate	4.4%	4.0%
Expected life (years)	5.1	5.3

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of stock option activity for the three month period ended March 31, 2006, is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	12,562	$55.66
Options granted	2,243	71.06
Options exercised	(229)	28.03
Options cancelled	(248)	77.72

Outstanding at March 31, 2006	14,328	$58.13

      The total intrinsic value of stock options exercised during the three month periods ended March 31, 2006 and 2005 were $9.3 million and $73.6 million, respectively.
      Summarized information about outstanding stock options as of March 31, 2006, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options (Already	Options
	Vested and Expected	that are
	to Vest)*	Exercisable

Number of outstanding options (in thousands)	13,576	7,016
Weighted average remaining contractual life	7.3 years	5.9 years
Weighted average exercise price per share	$57.34	$43.80
Intrinsic value (in millions)	$192.0	$178.8

*	Includes effects of estimated forfeitures
      As of March 31, 2006, there was $141.5 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.9 years.
Equity Share Units
      Our equity share units generally will vest at the end of the three year period ending December 31, 2008. Each equity share unit will be converted into one share of our common stock upon vesting. The number of equity share units that will be awarded, if any, varies depending on the achievement of certain earnings-per-share targets over the three year period.
      A summary of nonvested equity share units activity for the three month period ended March 31, 2006 is as follows (units in thousands):

		Weighted Average
	Equity	Grant Date
	Share Units	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	930	67.86
Vested	—	—
Cancelled	(9)	67.86

Outstanding at March 31, 2006	921	$67.86

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of the equity share units was determined based upon the fair market value of our common stock on the date of grant. SFAS 123(R) requires us to estimate the number of equity share units that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of March 31, 2006, we estimate that approximately 608,000 equity share units will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of equity share units that we expect to vest, the unrecognized share-based payment expense as of March 31, 2006 was $37.9 million, and is expected to be recognized over a period of 2.75 years.

3.	Inventories

	March 31,	December 31,
	2006	2005

	(In millions)
Finished goods	$456.2	$444.0
Work in progress	46.4	40.1
Raw materials	96.9	99.6

Inventories, net	$599.5	$583.7

      As of March 31, 2006, we have capitalized approximately $3.7 million of share-based payment expense as part of the cost of inventory, which will be recognized as the related inventory is sold.

4.	Property, Plant and Equipment

	March 31,	December 31,
	2006	2005

	(In millions)
Land	$16.7	$20.7
Buildings and equipment	704.3	706.5
Instruments	675.8	649.2
Construction in progress	71.5	61.4

	1,468.3	1,437.8
Accumulated depreciation	(767.3)	(729.0)

Property, plant and equipment, net	$701.0	$708.8

5.	Integration Liability
      In connection with our acquisition of Centerpulse AG (“Centerpulse”), we recorded a $75.7 million integration liability consisting of $53.1 million of employee termination and relocation costs and $22.6 million of sales agent and lease contract termination costs. Increases to the liability subsequent to the completion of the purchase price allocation period were expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period were recorded as adjustments to goodwill.
      Our integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees have been or will be involuntarily terminated through our integration plan. As of March 31, 2006, practically all had been involuntarily terminated. We completed the production phase-out of our Austin, Texas manufacturing facility in the fourth quarter of 2005. The phase out resulted in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility are being sourced from our other manufacturing facilities. We have hired additional manufacturing employees at our other manufacturing facilities to handle increased production schedules. With a few exceptions, our

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
integration plan was complete at the end of 2005. Reconciliation of the integration liability, as of March 31, 2006, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total

Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8
Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9
Cash Payments	(8.8)	(2.4)	(11.2)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, December 31, 2005	6.5	4.8	11.3
Cash Payments	(4.5)	(2.2)	(6.7)
Additions/(Reductions), net	(0.1)	0.1	—

Balance, March 31, 2006	$1.9	$2.7	$4.6

6.	Comprehensive Income
      The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Net Earnings	$205.6	$173.6
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	9.9	(54.5)
Unrealized foreign currency hedge gains (losses), net of tax	(5.5)	12.1
Reclassification adjustments on foreign currency hedges, net of tax	2.1	7.6
Unrealized gains (losses) on securities, net of tax	0.2	(1.5)
Minimum pension liability, net of tax	(2.5)	—

Total Other Comprehensive Income (Loss)	4.2	(36.3)

Comprehensive Income	$209.8	$137.3

7.	Retirement and Postretirement Benefit Plans
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
      We also provide comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico retirees who elect to participate in our comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. Employees hired after September 2, 2002 are not eligible for retiree medical and life insurance benefits. No similar plans exist for employees outside the U.S. and Puerto Rico.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of net pension expense for the three month periods ended March 31, 2006 and 2005, for our defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Service cost	$6.0	$5.2
Interest cost	3.0	2.7
Expected return on plan assets	(3.6)	(3.1)
Amortization of unrecognized actuarial loss	1.1	0.6

Net periodic benefit cost	$6.5	$5.4

      The components of net periodic benefit expense for the three month periods ended March 31, 2006 and 2005, for our postretirement benefit plans are as follows (in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Service cost	$0.5	$0.4
Interest cost	0.6	0.5
Amortization of unrecognized actuarial loss	0.2	0.1

Net periodic benefit cost	$1.3	$1.0

      We contributed $11 million during the three month period ended March 31, 2006, to our U.S. and Puerto Rico defined benefit plans and may make additional contributions of $5 million to $7 million during 2006. We contributed $2 million to our foreign based defined benefit plans in the three month period ended March 31, 2006, and expect to contribute an additional $7 million to these foreign based plans during 2006. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

8.	Earnings Per Share
      The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Weighted average shares outstanding for basic net earnings per share	247.8	246.1
Effect of dilutive stock options	2.3	3.1

Weighted average shares outstanding for diluted net earnings per share	250.1	249.2

      During the three month period ended March 31, 2006, an average of 8.9 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. There were no anti-dilutive securities excluded from the computation of diluted earnings per share for the three month period ended March 31, 2005.

9.	Segment Information
      We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.
      Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit

	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,

	2006	2005	2006	2005

Americas	$516.0	$480.4	$274.5	$250.2
Europe	228.7	234.6	99.6	89.3
Asia Pacific	115.7	113.5	56.0	51.9

Total	$860.4	$828.5

Share-based payment expense			(18.2)	—
Inventory step-up			—	(2.0)
Acquisition and integration			1.8	(16.9)
Global operations and corporate functions			(123.2)	(114.9)

Operating profit			$290.5	$257.6

      Product category net sales are as follows (in millions):

	Three Months
	Ended
	March 31,

	2006	2005

Reconstructive implants	$717.9	$689.4
Trauma	46.7	45.4
Spine	43.1	38.3
Orthopaedic surgical products	52.7	55.4

Total	$860.4	$828.5

10.	Commitments and Contingencies
      As a result of the Centerpulse transaction, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of April 5, 2006, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of March 31, 2006 is adequate to provide for any future claims regarding the hip and knee implant litigation.
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
Overview
      We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.
      Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.
      We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2006.

Demand (Volume and Mix) Trends
      Increased volume and changes in the mix of product sales contributed 6 percentage points of sales growth, compared to 9 percentage points in the same 2005 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Minimally Invasive Solutions™ (MIS™) Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular Metal™ Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during the three month period ended March 31, 2006, sales of products incorporating Trabecular Metal Technology were approximately $33 million, an increase of over 30 percent compared to the same 2005 period.
      We believe innovative products will continue to affect the orthopaedics industry. In February 2006, we announced the planned release of the Gender Solutionstm Knee Femoral Implant*, which was the result of five years of intensive research based on an analysis of 800 female femurs and patella. We believe this is the first knee implant system designed specifically to address the unique anatomical needs of women. While today’s knee implants have a high rate of success, we believe this design may reduce real instances of pain and post-surgical dissatisfaction among women. We hope to receive 510(k) clearance and offer this implant by the second half of 2006.

Pricing Trends
      Selling price increases contributed 1 percentage point of sales growth during the three month period ended March 31, 2006, which is similar to the same 2005 period. The Americas experienced a 2 percent increase in selling prices during the three month period ended March 31, 2006, which is similar to the same 2005 period. In the Americas, we may experience slower growth in selling price increases due to hospital cost containment efforts. In Europe, selling prices for the three month period ended March 31, 2006 decreased 1 percent, compared to a negligible effect in the same 2005 period. Within Europe, Germany and the United Kingdom experienced 4 percent and 5 percent decreases, respectively, in selling prices in the three month

      * Release subject to regulatory approvals.

period ended March 31, 2006, as a result of reductions in government implant reimbursement rates and group purchasing arrangements. Germany and the United Kingdom represent approximately 9 percent of our sales combined. Asia Pacific selling prices had a negligible effect on sales for the three month period ended March 31, 2006, compared to a 3 percent decrease in the same 2005 period. Effective April 1, 2004, the Japanese government reduced reimbursement rates. In 2005, the negative effect of this decrease in Japan occurred only in the first quarter, as the anniversary of the price reductions was April 1, 2005. Japan represents approximately 8 percent of our sales. Another Japanese reimbursement change occurred on April 1, 2006, and therefore, we expect Japanese selling prices to be negative throughout the remainder of the year when compared to the same periods in the prior year. We estimate this reduction will affect Japan sales negatively by approximately 4 percent for the year ending December 31, 2006, based upon Zimmer Japan’s portfolio of reconstructive and trauma products. With potential pressure from governmental healthcare cost containment efforts and group purchasing organizations, we estimate global sales could decline by approximately 1 percent in 2006 due to selling price decreases.

Foreign Currency Exchange Rates
      For the three month period ended March 31, 2006, foreign currency exchange rates had a negative 3 percent effect on sales. The negative effect of foreign currency exchange rates should diminish throughout the year and may turn positive in certain periods as the strengthening of the U.S. Dollar that we experienced in the third and fourth quarters of 2005 is anniversaried. We estimate that overall weaker foreign currency exchange rates will have a negative effect of approximately 1 percent on sales for the year ending December 31, 2006. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales
      New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 23 percent, or $196 million, of our sales during the three month period ended March 31, 2006. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution for the LPS, LPS-Flex, and CR-Flex Knees, the Dynesys®1 Dynamic Stabilization System, the Zimmer® M/ L Taper Stem and PALACOS®2 Bone Cement.
      We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2006 include the Gender Solutions Knee Femoral Implant*; products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Components; Durom® Acetabular Cups with Metasul® LDH™ Large Diameter Heads; Epoch® II Composite Hip Stem; Trilogy AB® Ceramic-on-Ceramic Acetabular System*; Zimmer Reverse Shoulder System, Anatomical Shouldertm Inverse/ Reverse Shoulder System; Zimmer MIS Femoral Nailing Solutions; Zimmer® NCB® Plating System; and CopiOstm Bone Void Filler3.

      1 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.
      2 PALACOS® is a trademark of Heraeus Kulzer GmbH. Under license from Heraeus Kulzer GmbH, Hanau, Germany.
      3 Manufactured by Kensey Nash Corporation.
      * Releases subject to regulatory approvals.

New Accounting Pronouncements
      On January 1, 2006, we adopted SFAS 123(R). We adopted this accounting standard using the modified prospective method and will not restate prior periods. The following is the effect of adopting SFAS 123(R) for the three month period ended March 31, 2006 (in millions, except per share amounts):

Share-based payment expense recognized:
Cost of products sold	$2.1
Research & development	2.1
Selling, general and administrative	14.0

18.2
Related deferred income tax benefit	(5.3)

Decrease in net earnings	$12.9

Decrease in basic and diluted earnings per share	$(0.05)
      We estimate the adoption of this accounting standard will reduce diluted earnings per share by $0.22 — $0.25 during the year ending December 31, 2006. However, this is a non-cash expense and will not have an effect on our net cash flows.
First Quarter Results of Operations

Net Sales by Operating Segment
      The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,
				Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Americas	$516.0	$480.4	7%	5%	2%	—%
Europe	228.7	234.6	(3)	7	(1)	(9)
Asia Pacific	115.7	113.5	2	10	—	(8)

	$860.4	$828.5	4	6	1	(3)

      “Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category
      The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,
				Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$366.4	$347.7	5%	8%	—%	(3)%
Hips	293.1	292.2	—	5	—	(5)
Extremities	18.4	16.6	11	9	4	(2)
Dental	40.0	32.9	21	18	5	(2)

Total	717.9	689.4	4	7	1	(4)

Trauma	46.7	45.4	3	4	2	(3)
Spine	43.1	38.3	13	14	—	(1)
OSP	52.7	55.4	(5)	—	(2)	(3)

Total	$860.4	$828.5	4	6	1	(3)

      The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High Flex Knee and the Innextm Total Knee System exhibited strong growth.
      Growth in porous stems, including the Zimmer M/ L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® (Zweymüller®) Hip System led hip stem sales, but were partially offset by weaker sales of cemented stems. Due to the distribution agreement we signed to distribute PALACOS Bone Cement, sales of bone cement used in hip procedures improved significantly. Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.
      The Bigliani/ Flatow® Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws, the ITSTtm Intertrochanteric/ Subtrochanteric Fixation System and the Sirus® Intramedullary Nail System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima®4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT®5 Autotransfusion System. Haemonetics Corporation ended an exclusive distribution agreement with us to sell the OrthoPAT Autotransfusion System and therefore we were only able to sell this product through February 2006.

      4 Registered Trademark of U&I Corporation.

[5]	Trademark of Haemonetics Corporation.

Americas Net Sales
      The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	March 31,

	2006	2005	% Inc (Dec)

Reconstructive
Knees	$239.9	$222.3	8%
Hips	141.9	132.2	7
Extremities	12.9	11.6	12
Dental	23.7	19.1	24

Total	418.4	385.2	9

Trauma	28.5	26.1	9
Spine	36.1	31.7	14
OSP	33.0	37.4	(12)

Total	$516.0	$480.4	7

      The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High Flex Knee also made a strong contribution.
      Growth in porous stems, including growth of the Zimmer M/ L Taper Stem and Alloclassic (Zweymüller) Hip System led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement and Trabecular Metal Acetabular Cups also exhibited strong growth.
      The Bigliani/ Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the ITST Intertrochanteric/ Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the OrthoPAT Autotransfusion System.

Europe Net Sales
      The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	March 31,

	2006	2005	% Inc (Dec)

Reconstructive
Knees	$88.6	$88.6	—%
Hips	103.7	111.8	(7)
Extremities	4.2	3.4	23
Dental	11.3	10.2	9

Total	207.8	214.0	(3)

Trauma	7.8	8.6	(9)
Spine	5.5	5.4	2
OSP	7.6	6.6	15

Total	$228.7	$234.6	(3)

      Changes in foreign exchange rates negatively affected knee and hip sales by 9 percent and 8 percent, respectively. Excluding these foreign exchange rate effects, these significant product categories in our Europe region were able to experience positive sales growth. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, and the Innex Total Knee System led knee sales. Growth in porous stems, including the CLS Spotorno Stem and Alloclassic (Zweymüller) Hip System, led hip stem sales, but were offset by weaker sales of cemented and revision stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofittm Hip Acetabular System also made strong contributions to hip sales.
      The Bigliani/ Flatow Shoulder Solution, the Anatomical Shouldertm System and the Anatomical Shoulder Inverse/ Reverse System led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System, Zimmer Periarticular Plates and the Zimmer NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Silhouettetm Spinal Fixation System6 and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales
      The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	March 31,

	2006	2005	% Inc (Dec.)

Reconstructive
Knees	$37.9	$36.8	3%
Hips	47.5	48.2	(1)
Extremities	1.3	1.6	(20)
Dental	5.0	3.6	42

Total	91.7	90.2	2

Trauma	10.4	10.7	(4)
Spine	1.5	1.2	26
OSP	12.1	11.4	6

Total	$115.7	$113.5	2

      Changes in foreign exchange rates negatively affected knee and hip sales by 7 percent and 9 percent, respectively. Excluding these foreign exchange rate effects, these significant product categories in our Asia Pacific region were able to experience positive sales growth. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System, the Alloclassic (Zweymüller) Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups also exhibited strong growth.
      Extremities sales declined due to weaker sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. The ITST Intertrochanteric/ Subtrochanteric Fixation System led trauma sales. The ST360°tm Spinal Fixation System led spine sales. Powered surgical instruments led OSP sales.

      6 The Silhouette Spinal Fixation System is licensed from Spinal Innovations, LLC.

Gross Profit
      Gross profit as a percentage of net sales was 78.0 percent in the three month period ended March 31, 2006, compared to 77.0 percent in the same 2005 period. There were no inventory step-up costs in the three month period ended March 31, 2006, compared to $2.0 million, or 0.3 percent of sales in the same 2005 period. This was offset by $2.1 million, or 0.2 percent of sales, recorded in cost of products sold related to the adoption of SFAS 123(R). Other primary contributors to the improvement in gross profit margin were reduced inventory charges due to improved inventory management and the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses
      R&D as a percentage of net sales was 5.5 percent for the three month period ended March 31, 2006, compared to 5.1 percent in the same 2005 period. R&D increased to $47.4 million for the three month period ended March 31, 2006, from $42.1 million in the same 2005 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics, and $2.1 million related to the adoption of SFAS 123(R). We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.
      SG&A as a percentage of net sales was 38.9 percent for the three month period ended March 31, 2006, compared to 38.8 percent in the same 2005 period. SG&A increased to $334.9 million for the three month period ended March 31, 2006, from $321.6 million in the same 2005 period. SG&A expenses have been favorable due to Centerpulse integration related synergies, reduced product liability claims and controlled headcount. These favorable expenses were offset by $14.0 million, or 1.6 percent of sales, related to the adoption of SFAS 123(R).
      Acquisition, integration and other expenses for the three month period ended March 31, 2006 reflected income of $1.8 million compared to expense of $16.9 million in the same 2005 period. The income in the three month period ended March 31, 2006 is primarily due to a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities. These were partially offset by an in-process research and development charge from the purchase of intellectual property for an intelligent surgical assist device from MedTech S.A. and other acquisition and integration expenses including employee termination benefits, integration consulting fees and costs for integrating information technology systems.

Operating Profit, Income Taxes and Net Earnings
      Operating profit for the three month period ended March 31, 2006 increased 13 percent to $290.5 million, from $257.6 million in the same 2005 period. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition, integration and other expenses drove operating profit. These were partially offset by $18.2 million of expense related to the adoption of SFAS 123(R).
      The effective tax rate on earnings before income taxes and minority interest decreased to 29.3 percent for the three month period ended March 31, 2006, from 30.6 percent in the same 2005 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions.
      Net earnings increased 18 percent to $205.6 million for the three month period ended March 31, 2006, compared to $173.6 million in the same 2005 period. The increase was primarily due to higher operating profit, interest income instead of interest expense due to a lower average outstanding debt balance and accumulated cash to invest, and a lower effective tax rate. Basic and diluted earnings per share increased 17 percent to $0.83 and $0.82, respectively, from $0.71 and $0.70, respectively, in the same 2005 period.

Operating Profit by Segment
      Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 9 to the consolidated financial statements included elsewhere in this Form 10-Q.
      The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended March 31, 2006 and 2005:

Percent of net sales

	Three Months
	Ended
	March 31,

	2006	2005

Americas	53.2%	52.1%
Europe	43.6	38.0
Asia Pacific	48.4	45.7
      In the Americas, operating profit as a percentage of sales increased due to controlled selling, general and administrative spending.
      European operating profit as a percentage of net sales increased due to the negative effects of changes in foreign exchange rates on sales being offset by our hedging program, reduced inventory obsolescence charges resulting from better inventory management, the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
      Asia Pacific operating profit as a percentage of net sales increased primarily due to the negative effects of changes in foreign exchange rates on sales being offset by our hedging program and controlled selling, general and administrative spending.
Liquidity and Capital Resources
      Cash flows provided by operating activities were $202.7 million in 2006, compared to $152.5 million in the same 2005 period. The principal source of cash was net earnings of $205.6 million. We had positive cash flows of $26.3 million from income taxes, primarily related to the utilization of acquired Centerpulse tax attributes. Due to the adoption of SFAS 123(R), the excess tax benefit realized from exercises of non-qualified stock options are recognized as a financing cash flow activity instead of an operating cash flow activity. The positive cash flow associated with this tax benefit on operating cash flows was $24.5 million in the three month period ended March 31, 2005. Operating cash flows from working capital changes for the three month period ended March 31, 2006 were similar to the same 2005 period despite sales growth attributable to improved inventory management.
      We continue to focus on working capital management. At March 31, 2006, we had 57 days of sales outstanding in trade accounts receivable, which is favorable to March 31, 2005, by 2 days. At March 31, 2006, we had 285 days of inventory on hand, unfavorable to March 31, 2005 by 24 days and unfavorable to December 31, 2005 by 2 days. Our inventory levels have increased due to the preparation of new product launches and strategic purchases of raw materials in advance of expected increases of raw material prices.
      Cash flows used in investing activities were $37.7 million in the three month period ended March 31, 2006, compared to $70.2 million used in investing in the same 2005 period. Additions to instruments during the three month period ended March 31, 2006 were $32.4 million, compared to $42.6 million in the same 2005 period. The decrease in instrument purchases compared to 2005 is the result of high rates of penetration already achieved with MIS instruments across our base of customers. Additionally, we have been able to successfully in-source instruments at a lower cost. In 2006, we expect purchases of instruments to approximate $110 — $115 million as we continue to invest in instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during the three month period ended March 31, 2006 were $21.5 million, compared to $18.4 million in the same 2005 period. Increases were primarily related to facility expansions in Warsaw, Indiana. During 2006, we expect purchases of other property, plant and equipment to approximate $140 — $150 million, as a result of ongoing facility expansions in Warsaw, Indiana, and further productivity related investments. We realized proceeds of $16.2 million in the three month period ended March 31, 2006, for the sale of our Austin, Texas facility and land.
      Cash flows provided by financing activities were $5.8 million for the three month period ended March 31, 2006, compared to $178.5 million used in financing activities in the same 2005 period. We repaid $221.0 million of debt in the three month period ended March 31, 2005, and elected not to repay any of our remaining debt balance in the three months ended March 31, 2006. Proceeds from our stock compensation plans have decreased in the three month period ended March 31, 2006, compared to the same 2005 period due to fewer employee stock option exercises. Additionally, in December 2005 our Board of Directors approved a stock repurchase program. In early January 2006, we settled on $7.1 million of repurchases that were initiated late in the fourth quarter of 2005 under this program.
      We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $81.5 million outstanding under the Senior Credit Facility at March 31, 2006, and therefore, our available borrowings were $1,268.5 million. The $81.5 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.
      We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2006. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.
      We also have available uncommitted credit facilities totaling $67 million.
      In 2004, we acquired Implex Corp. (“Implex”). The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. We have paid $96.0 million of earn-out payments through March 31, 2006. We estimate remaining payments, which will occur in 2006, to be in a range from $30 million to $40 million.
      In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. As of March 31, 2006, we had repurchased shares of common stock with an aggregate purchase price of $11.2 million. We may use excess cash to repurchase additional common stock under this program.
      Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, will be sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.
Recent Accounting Pronouncements
      There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a significant effect on our financial position, results of operations, or cash flows.
Critical Accounting Estimates
      Our financial results are affected by the selection and application of accounting policies and methods. Due to the adoption of SFAS 123(R), we have new critical accounting estimates. We account for share-based payment expense in accordance with the fair value recognition provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of stock options and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. We estimate expected volatility based upon the implied volatility of our actively traded options. The expected life of stock options and estimated forfeitures are based upon our employees’ historical exercise and forfeiture behaviors. The assumptions used in determining the grant date fair value and the expected forfeitures represent management’s best estimates.
      There were no other changes in the three month period ended March 31, 2006 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Forward Looking Statements
      This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, price and product competition, rapid technological development, demographic changes, dependence on new product development, the mix of our products and services, supply and prices of raw materials and products, customer demand for our products and services, our ability to successfully integrate acquired companies including Centerpulse AG and Implex Corp., the outcome of the Department of Justice investigation announced in March 2005, control of costs and expenses, our ability to form and implement alliances, reimbursement levels by third-party payors, governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks, product liability and intellectual property litigation losses, international growth, general industry and market conditions and growth rates and general domestic and international economic conditions including interest rate and currency exchange rate fluctuations. We discuss these and other important risks and uncertainties that may affect our future operations in Part I Item 1A — Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II Item 1A — Risk Factors in this or another Quarterly Report on Form 10-Q we file hereafter. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures
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
      There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
      Information pertaining to legal proceedings can be found in Note 10 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors
      There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      The following table summarizes treasury shares settled during the three month period ended March 31, 2006:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

January 2006	104,000	$68.04	104,000	$988,855,544
February 2006	—	—	—	988,855,544
March 2006	—	—	—	988,855,544

Total	104,000	$68.04	104,000	$988,855,544

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007.

Item 5.	Other Information
      During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain accounting and tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits
      The following documents are filed as exhibits to this report:

10.1	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)

10.2	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (for Non-U.S. Employees) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)

10.3	Form of Non-Qualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)

10.4	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)

10.5	Form of Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

10.6	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

10.7	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ Sam R. Leno

Sam R. Leno
Executive Vice President, Finance and
Corporate Services and Chief Financial Officer
Date: May 5, 2006

By:	/s/ James T. Crines

James T. Crines
Senior Vice President, Finance, Operations and
Corporate Controller and Chief Accounting
Officer
Date: May 5, 2006