Form 10-Q
period 2006-06-30
ZIMMER HOLDINGS INC
filed 2006-08-04
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

At July 31, 2006, there were 242,745,470 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2006

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$881.6	$846.8	$1,742.0	$1,675.3
Cost of products sold	200.0	188.8	389.4	379.1

Gross Profit	681.6	658.0	1,352.6	1,296.2

Research and development	48.6	43.6	96.0	85.7
Selling, general and administrative	344.8	328.5	679.7	650.1
Acquisition, integration and other	6.3	10.1	4.5	27.0

Operating expenses	399.7	382.2	780.2	762.8

Operating Profit	281.9	275.8	572.4	533.4
Interest income (expense)	1.2	(4.2)	1.7	(11.4)

Earnings before income taxes and minority interest	283.1	271.6	574.1	522.0
Provision for income taxes	82.0	80.7	167.1	157.3
Minority interest	(0.2)	(0.2)	(0.5)	(0.4)

Net Earnings	$200.9	$190.7	$406.5	$364.3

Earnings Per Common Share
Basic	$0.82	$0.77	$1.65	$1.48
Diluted	$0.81	$0.76	$1.63	$1.46
Weighted Average Common Shares Outstanding
Basic	245.5	247.0	246.6	246.5
Diluted	247.7	249.9	248.9	249.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$335.8	$233.2
Restricted cash	2.4	12.1
Accounts receivable, less allowance for doubtful accounts	639.2	524.2
Inventories, net	606.1	583.7
Prepaid expenses	50.1	68.7
Deferred income taxes	158.8	153.7

Total current assets	1,792.4	1,575.6
Property, plant and equipment, net	725.0	708.8
Goodwill	2,523.1	2,428.8
Intangible assets, net	739.3	756.6
Other assets	183.8	252.1

Total Assets	$5,963.6	$5,721.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121.4	$123.6
Income taxes payable	101.2	82.1
Other current liabilities	408.9	401.2

Total current liabilities	631.5	606.9
Other long-term liabilities	351.0	348.3
Long-term debt	82.6	81.6

Total Liabilities	1,065.1	1,036.8

Commitments and Contingencies (Note 10)
Minority interest	2.7	2.3
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 248.3 million in 2006 (247.8 million in 2005) issued	2.5	2.5
Paid-in capital	2,671.2	2,601.1
Retained earnings	2,340.5	1,934.0
Accumulated other comprehensive income	202.1	149.3
Treasury stock, 5.2 million shares in 2006 (59,200 in 2005)	(320.5)	(4.1)

Total Stockholders’ Equity	4,895.8	4,682.8

Total Liabilities and Stockholders’ Equity	$5,963.6	$5,721.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six Months
	Ended June 30,
	2006	2005

Cash flows provided by (used in) operating activities:
Net earnings	$406.5	$364.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	93.5	90.4
Share-based payment expense	39.0	—
Inventory step-up	—	4.1
Income tax benefit from stock option exercises	3.3	28.1
Excess income tax benefit from stock option exercises	(2.5)	—
Changes in operating assets and liabilities:
Income taxes	72.3	51.8
Receivables	(100.5)	(66.6)
Inventories	(11.0)	(58.6)
Accounts payable and accrued expenses	(16.0)	(1.1)
Other assets and liabilities	23.3	(16.3)

Net cash provided by operating activities	507.9	396.1

Cash flows provided by (used in) investing activities:
Additions to instruments	(62.5)	(90.6)
Additions to other property, plant and equipment	(52.3)	(42.2)
Proceeds from sale of property, plant and equipment	16.2	—
Implex acquisition, net of acquired cash	(8.5)	—
Other, net	(5.0)	(9.7)

Net cash used in investing activities	(112.1)	(142.5)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	16.2	52.1
Excess income tax benefit from stock option exercises	2.5	—
Repurchase of common stock	(316.4)	—
Net proceeds on lines of credit	—	174.7
Payments on term loan	—	(550.0)
Debt issuance costs	—	(1.9)

Net cash used in financing activities	(297.7)	(325.1)

Effect of exchange rates on cash and equivalents	4.5	(4.3)

Increase (decrease) in cash and equivalents	102.6	(75.8)
Cash and equivalents, beginning of year	233.2	154.6

Cash and equivalents, end of period	$335.8	$78.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) effective January 1, 2006. SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) requires the recognition of the fair value of share-based payments in net earnings over the related service period. Our share-based payments primarily consist of stock options, equity share units and an employee stock purchase plan. We did not grant any equity share units until 2006. Prior to January 1, 2006, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Under APB 25, share-based payment expense was not significant because the exercise price of the stock options generally equaled the market price of the underlying stock on the measurement date of the stock options and no equity share units had been awarded. No share-based payment expense was reflected in net income for the employee stock purchase plan under the provisions of APB 25, as the employee purchase price discount met the acceptable thresholds under Section 423 of the Internal Revenue Code.

We had four stock option plans in effect at June 30, 2006: the 2001 Stock Incentive Plan (the “2001 Plan”), the 2006 Stock Incentive Plan (the “2006 Plan”), the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The 2006 Plan was adopted by the Board of Directors on February 17, 2006 and became effective on May 1, 2006. The 2006 Plan replaces the 2001 Plan, which by its term expires on August 5, 2006. Following stockholder approval of the 2006 Plan, no further grants have been made under the 2001 Plan. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 42.9 million shares of common stock. Similar to the 2001 Plan, the 2006 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards, equity share units and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our stock option plans. Consistent with previous annual grants under the 2001 Plan, the measurement date for annual grants under the 2006 Plan to our executive officers is expected to occur within a relatively narrow time period in the first quarter of each year. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares.

The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited.

We have elected the modified prospective method for adopting SFAS 123(R). Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based payments granted or modified after the date of adoption. For share-based payments granted prior to the date of the adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net earnings under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. In the three and six month periods ended June 30,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, share-based payment expense was $20.8 million and $39.0 million, or $15.1 million and $28.0 million net of the related tax benefits, respectively. Share-based payment expense for the three and six month periods ended June 30, 2005 under APB 25 was not significant. The following is the pro forma expense disclosure under SFAS 123 for the three and six month periods ended June 30, 2005 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30	June 30
	2005	2005

Net earnings, as reported	$190.7	$364.3
Deduct: Total share-based payment expense determined under SFAS 123 for all awards, net of tax	(10.8)	(25.8)

Pro forma net earnings	$179.9	$338.5

Earnings per share:
Basic — as reported	$0.77	$1.48
Basic — pro forma	0.73	1.37
Diluted — as reported	0.76	1.46
Diluted — pro forma	0.72	1.36

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

Stock options

Stock options granted to date under our plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted during the six month period ended June 30, 2006, expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In periods prior to January 1, 2006, we generally estimated volatility based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon our traded options with maturities over one year being more actively traded than in the past along with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair values of the options granted in the six month periods ended June 30, 2006 and 2005 were $22.85 and $28.06 per option, respectively, determined using the following assumptions:

	Six Months Ended
	June 30,
	2006	2005

Dividend Yield	0.0%	0.0%
Volatility	26.0%	30.4%
Risk-free interest rate	4.4%	4.0%
Expected life (years)	5.1	5.3

A summary of stock option activity for the six month period ended June 30, 2006, is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	12,562	$55.66
Options granted	2,282	71.04
Options exercised	(385)	28.90
Options forfeited or expired	(451)	76.24

Outstanding at June 30, 2006	14,008	$58.24

The total intrinsic value of stock options exercised during the six month periods ended June 30, 2006 and 2005 were $13.9 million and $85.5 million, respectively. In the three and six month periods ended June 30, 2006, share-based payment expense related to stock options was $17.1 million and $31.6 million, or $12.5 million and $22.8 million net of the related tax benefits, respectively.

Summarized information about outstanding stock options as of June 30, 2006, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	that are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	13,340	6,842
Weighted average remaining contractual life	7.1 years	5.7 years
Weighted average exercise price per share	$57.51	$44.04
Intrinsic value (in millions)	$127.2	$120.3

*	Includes effects of estimated forfeitures

As of June 30, 2006, there was $121.0 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.7 years.

Equity Share Units

Our equity share units generally will vest at the end of the three year period ending December 31, 2008. Each equity share unit will be converted into one share of our common stock upon vesting. The number of equity share units that will be awarded, if any, varies depending on the achievement of certain earnings-per-share targets over the three year period.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested equity share units activity for the six month period ended June 30, 2006 is as follows (units in thousands):

		Weighted Average
	Equity	Grant Date
	Share Units	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	930	67.86
Vested	—	—
Forfeited	(9)	67.86

Outstanding at June 30, 2006	921	$67.86

The fair value of the equity share units was determined based upon the fair market value of our common stock on the date of grant. SFAS 123(R) requires us to estimate the number of equity share units that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of June 30, 2006, we estimate that approximately 608,000 equity share units will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of equity share units that we expect to vest, the unrecognized share-based payment expense as of June 30, 2006 was $34.4 million, and is expected to be recognized over a period of 2.5 years.

3.	Inventories

	June 30,	December 31,
	2006	2005
	(In millions)

Finished goods	$458.6	$444.0
Work in progress	53.0	40.1
Raw materials	94.5	99.6

Inventories, net	$606.1	$583.7

As of June 30, 2006, we have capitalized approximately $7.8 million of share-based payment expense as part of the cost of inventory, which will be recognized as the related inventory is sold.

4.	Property, Plant and Equipment

	June 30,	December 31,
	2006	2005
	(In millions)

Land	$16.7	$20.7
Buildings and equipment	739.1	706.5
Instruments	702.2	649.2
Construction in progress	68.6	61.4

	1,526.6	1,437.8
Accumulated depreciation	(801.6)	(729.0)

Property, plant and equipment, net	$725.0	$708.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Integration Liability

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

Our integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees are expected to be terminated through our integration plan. As of June 30, 2006, practically all had been involuntarily terminated. We completed the production phase-out of our Austin, Texas manufacturing facility in the fourth quarter of 2005. The phase out resulted in the involuntary termination of approximately 550 employees, including 390 employees involved in manufacturing. Products previously manufactured at the Austin facility are being sourced from our other manufacturing facilities. We have hired additional manufacturing employees at our other manufacturing facilities to handle increased production schedules. The vast majority of our integration plan was complete at the end of 2005. Reconciliation of the integration liability, as of June 30, 2006, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total

Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8
Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9
Cash Payments	(8.8)	(2.4)	(11.2)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, December 31, 2005	6.5	4.8	11.3
Cash Payments	(4.5)	(2.2)	(6.7)
Additions/(Reductions), net	(0.1)	0.1	—

Balance, June 30, 2006	$1.9	$2.7	$4.6

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Earnings	$200.9	$190.7	$406.5	$364.3
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	76.6	(97.8)	86.5	(152.3)
Unrealized foreign currency hedge gains (losses), net of tax	(29.2)	35.2	(34.7)	47.3
Reclassification adjustments on foreign currency hedges, net of tax	1.6	11.9	3.7	19.5
Unrealized gains (losses) on securities, net of tax	(0.9)	0.1	(0.7)	(1.4)
Minimum pension liability, net of tax	0.5	—	(2.0)	—

Total Other Comprehensive Income (Loss)	48.6	(50.6)	52.8	(86.9)

Comprehensive Income	$249.5	$140.1	$459.3	$277.4

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

The components of net pension expense for the three and six month periods ended June 30, 2006 and 2005, for our defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$5.7	$5.0	$11.7	$10.2
Interest cost	3.1	2.5	6.1	5.2
Expected return on plan assets	(3.6)	(2.9)	(7.2)	(6.0)
Amortization of unrecognized actuarial loss	0.8	0.6	1.9	1.2

Net periodic benefit cost	$6.0	$5.2	$12.5	$10.6

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit expense for the three and six month periods ended June 30, 2006 and 2005, for our postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Service cost	$0.4	$0.4	$0.9	$0.8
Interest cost	0.5	0.5	1.1	1.0
Amortization of prior service cost	(0.1)	—	(0.1)	—
Amortization of unrecognized actuarial loss	0.2	0.1	0.4	0.2

Net periodic benefit cost	$1.0	$1.0	$2.3	$2.0

We contributed $11 million during the six month period ended June 30, 2006, to our U.S. and Puerto Rico defined benefit plans and may make additional contributions of $9 million during 2006. We contributed $4 million to our foreign based defined benefit plans in the six month period ended June 30, 2006, and expect to contribute an additional $4 million to these foreign based plans during 2006. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

8.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2006	2005	2006	2005

Weighted average shares outstanding for basic net earnings per share	245.5	247.0	246.6	246.5
Effect of dilutive stock options	2.2	2.9	2.3	3.0

Weighted average shares outstanding for diluted net earnings per share	247.7	249.9	248.9	249.5

During the three and six month periods ended June 30, 2006, an average of 8.6 million and 8.7 million options to purchase shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June 30, 2005, an average of 2.6 million and 1.3 million options to purchase shares of common stock, respectively, were not included.

9.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs of distinction. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	June 30,		June 30
	2006	2005	2006	2005

Americas	$520.9	$494.7	$275.7	$258.8
Europe	238.4	228.1	98.0	75.7
Asia Pacific	122.3	124.0	58.5	54.8

Total	$881.6	$846.8

Share-based payment expense			(19.6)	—
Inventory step-up			—	(2.1)
Acquisition, integration and other			(6.3)	(10.1)
Global operations and corporate functions			(124.4)	(101.3)

Operating profit			$281.9	$275.8

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30
	2006	2005	2006	2005

Americas	$1,036.9	$975.1	$550.2	$509.0
Europe	467.1	462.7	197.6	165.0
Asia Pacific	238.0	237.5	114.5	106.7

Total	$1,742.0	$1,675.3

Share-based payment expense			(37.8)	—
Inventory step-up			—	(4.1)
Acquisition, integration and other			(4.5)	(27.0)
Global operations and corporate functions			(247.6)	(216.2)

Operating profit			$572.4	$533.4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product category net sales are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Reconstructive implants	$733.4	$704.9	$1,451.3	$1,394.3
Trauma	49.1	44.4	95.8	89.8
Spine	46.0	41.1	89.1	79.4
Orthopaedic surgical products & other	53.1	56.4	105.8	111.8

Total	$881.6	$846.8	$1,742.0	$1,675.3

10.	Commitments and Contingencies

As a result of the Centerpulse transaction, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of July 7, 2006, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of June 30, 2006 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

In July 2003, the Staff of the Securities and Exchange Commission informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues. We are continuing to fully cooperate with the Securities and Exchange Commission in this matter.

In March 2005, we received a subpoena and we have received supplemental requests since that time from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting that we produce documents and related information for the period beginning January 1998 pertaining to consulting contracts, professional service agreements and other agreements by which we may provide remuneration to orthopaedic surgeons, including research and other grant agreements. We are cooperating fully with federal authorities with regard to this matter. We understand that similar inquiries were directed to at least four other companies in the orthopaedics industry.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, we received a subpoena from the United States Department of Justice, Antitrust Division, requesting that we produce documents for the period beginning January 2001 through June 2006, pertaining to an investigation of possible violations of federal criminal law, including possible violations of the antitrust laws, involving the manufacture and sale of orthopaedic implant devices. We are cooperating fully with federal authorities with regard to this matter. We understand that similar inquiries were directed to at least four other companies in the orthopaedics industry.

Following the commencement of the Department of Justice, Antitrust Division’s investigation, we and several other major orthopaedic manufacturers have been named as defendants in six putative class action lawsuits as of July 27, 2006. These lawsuits were brought by direct and indirect purchasers of orthopaedic products alleging violations of Federal and state antitrust laws and certain state consumer protection statutes. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of orthopaedic implant devices. The direct purchaser cases, South Central Surgical Center, LLC v. Zimmer Holdings, Inc. et al. and Chaiken DDS, P.C. v. Biomet, Inc. et al., were filed in the United States District Court for the Southern District of Indiana on July 13, 2006 and in the United States District Court for the Northern District of Indiana on July 26, 2006, respectively. The indirect purchaser cases, Morganti v. Johnson & Johnson et al., Thomas v. Biomet, Inc. et al., Kirschner v. Biomet, Inc. et al. and Williams v. Biomet, Inc. et al., were filed in the United States District Court for the District of New Jersey on July 19, 2006 and in the United States District Court for the Western District of Tennessee on July 18, 2006, July 24, 2006 and July 27, 2006, respectively. In all of these cases, the plaintiffs seek damages of unspecified amounts, in some cases to be trebled under applicable law, attorneys’ fees and injunctive or other unspecified relief. We believe these lawsuits are without merit and we intend to defend them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs of distinction. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Through our consulting services, we can provide hospitals and other orthopaedic practices resource capabilities in the areas of business development, marketing, in/outpatient rehab practice, clinical pathways, care mapping and space design, community relations, customer service, delivery models, cost accounting, staff utilization and more in order to improve their profit environment. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2006.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of sales growth during the three month period ended June 30, 2006, compared to 12 percentage points in the same 2005 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Minimally Invasive Solutionstm [MIStm] Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity®, Durasul® and Prolongtm Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during the three month period ended June 30, 2006, sales of products incorporating Trabecular Metal Technology were approximately $42 million, an increase of over 40 percent compared to the same 2005 period. We believe sales growth contributed from volume and mix has declined from the prior year due to our relative lack of new product mix in the quarter compared to the prior year and slightly fewer elective surgery bookings in the U.S.

We believe innovative products will continue to affect the orthopaedics industry. In May 2006, we announced the 510(k) clearance by the U.S. Food and Drug Administration of the NexGen® Gender Solutionstm High-Flex Knee Femoral Implant, which was the result of five years of intensive research based on an analysis of 800 female femurs and patella. We believe this is the first knee implant system designed specifically to address the unique anatomical needs of women. While today’s knee implants have a high rate of success, we believe this design may reduce real instances of pain and post-surgical dissatisfaction among women. We began a limited release to the design surgeons of the Gender Solutions High-Flex Knee Femoral Implant during the quarter. This product will become more widely available in the United States towards the end of 2006 and throughout 2007.

Pricing Trends

Selling prices were flat during the three month period ended June 30, 2006, compared to a 1 percent increase in the same 2005 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended June 30, 2006, which is similar to the same 2005 period. In the Americas, we may experience slower growth in selling price increases due to hospital cost containment efforts. In Europe, selling prices for the three month period ended June 30, 2006 decreased 1 percent, compared to a negligible effect in the same 2005 period. Within Europe, Germany and the United Kingdom experienced 5 percent decreases in selling prices in the three month period ended June 30, 2006, as a result of reductions in government implant reimbursement rates and group purchasing arrangements. Germany and the United Kingdom combined represent approximately 9 percent of our sales. Asia Pacific selling prices had a negative 3 percent effect on sales for the three month period ended June 30, 2006, compared to a negligible effect in the same 2005 period. The primary reason for these reduced prices was the reduction in Japanese reimbursement rates that became effective April 1, 2006. Japan represents approximately 8 percent of our sales. Due to this change in reimbursement rates, we expect Japanese selling price growth to be negative throughout the remainder of the year when compared to the same periods in the prior year. We estimate this reduction will affect Japan sales negatively by approximately 4 percent for the year ending December 31, 2006. With continuing focus on governmental healthcare cost containment efforts and group purchasing organizations, we estimate global sales could be flat to down approximately 1 percent in the year ending December 31, 2006 due to selling price decreases.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2006, foreign currency exchange rates had a negative 1 percent effect on sales. If current foreign currency exchange rates remain unchanged for the remainder of 2006, we expect the negative effect of foreign currency exchange rates in 2006 compared to 2005 will diminish throughout the year and turn positive in certain periods as the strengthening of the U.S. Dollar that we experienced in the third and fourth quarters of 2005 is anniversaried. We estimate that overall weaker foreign currency exchange rates will have a negative effect of approximately 1 percent on sales for the year ending December 31, 2006. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 23 percent, or $203.7 million, of our sales during the three month period ended June 30, 2006. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution for the LPS, LPS-Flex, and CR-Flex Knees, the Dynesys®1Dynamic Stabilization System, the Zimmer® M/L Taper Stem and PALACOS®2 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Other new products we expect to contribute to new product sales in 2006 include products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Components; Durom® Acetabular Cups with Metasul® Metal-on-Metal LDHtm Large Diameter Heads; Epoch® II Hip Prosthesis; Trilogy AB® Ceramic-on-Ceramic Acetabular System; Zimmer Reverse Shoulder System, Anatomical Shouldertm Inverse/Reverse Shoulder System; Zimmer® MIS Femoral Nailing Solutions; NCB® Plating System; CopiOstm Bone Void Filler3 and the Gender Solutions High-Flex Knee Femoral Implant, which will become more widely available towards the end of 2006 and into 2007.

1  The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.
2  PALACOS® is a trademark of Heraeus Kulzer GmbH. Under license from Heraeus Kulzer GmbH, Hanau, Germany.
3  Manufactured by Kensey Nash Corporation.

New Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R).  We adopted this accounting standard using the modified prospective method and will not restate prior periods. The following is share-based payment expense recorded for the three and six month periods ended June 30, 2006 (in millions, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30, 2006

Share-based payment expense recognized:
Cost of products sold	$2.0	$4.1
Research & development	2.2	4.3
Acquisition, integration and other	1.2	1.2
Selling, general and administrative	15.4	29.4

	20.8	39.0
Related deferred income tax benefit	(5.7)	(11.0)

Decrease in net earnings	$15.1	$28.0

Decrease in basic and diluted earnings per share	$0.06	$0.11

Our share-based payment expense is primarily derived from awards of stock options and equity share units. We did not grant any equity share units until 2006. Prior to January 1, 2006 under APB 25, share-based payment expense was not significant because the exercise price of the stock options generally equaled the market price of the underlying stock on the measurement date of the stock options and no equity share units had been awarded. We estimate share-based payment expense will reduce diluted earnings per share by $0.22 — $0.25 during the year ending December 31, 2006. However, this is a non-cash expense and will not have an effect on our net cash flows.

Second Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Americas	$520.9	$494.7	5%	4%	1%	—%
Europe	238.4	228.1	5	7	(1)	(1)
Asia Pacific	122.3	124.0	(1)	6	(3)	(4)

	$881.6	$846.8	4	5	—	(1)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$368.0	$353.4	4%	5%	—%	(1)%
Hips	299.4	294.3	2	4	(1)	(1)
Extremities	19.5	17.0	15	11	4	—
Dental	46.5	40.2	16	11	4	1

Total	733.4	704.9	4	5	—	(1)

Trauma	49.1	44.4	11	10	2	(1)
Spine	46.0	41.1	12	12	—	—
OSP and other	53.1	56.4	(6)	(5)	—	(1)

Total	$881.6	$846.8	4	5	—	(1)

The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, NexGen MIS Tibial Components, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the mobile bearing offering within the Innextm Total Knee System exhibited strong growth.

Growth in porous stems, including the Trabecular Metal Primary Hip Prosthesis, the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® (Zweymüller®) Hip System, led hip stem sales, but were partially offset by weaker sales of cemented primary stems and fracture stems. Due to the distribution agreement we signed to distribute PALACOS Bone Cement, sales of bone cement used in hip procedures improved significantly. Trabecular Metal Acetabular Cups, the Allofittm Hip Acetabular System and Durom Acetabular Components also had strong growth.

The Bigliani/Flatow® Shoulder Solution and the Anatomical Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws, the M/DN® Intramedullary Fixation System, the ITSTtm Intertrochanteric/Subtrochanteric Fixation System and the Sirus® Intramedullary Nail System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima®4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT®5 Autotransfusion System, which contributed approximately $8 million in sales during the three month period ended June 30, 2005. Our exclusive distribution agreement to sell the OrthoPAT Autotransfusion System ended and we stopped selling this product after February 28, 2006.

4  Registered Trademark of U&I Corporation.
5  Trademark of Haemonetics Corporation.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$235.4	$225.6	4%
Hips	146.4	137.6	6
Extremities	13.5	11.7	14
Dental	27.0	23.2	17

Total	422.3	398.1	6

Trauma	29.1	26.2	11
Spine	38.0	32.8	16
OSP and other	31.5	37.6	(16)

Total	$520.9	$494.7	5

The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, NexGen MIS Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem, the Trabecular Metal Primary Hip Prosthesis and Alloclassic (Zweymüller) Hip System, led hip stem sales, but were partially offset by weaker sales of cemented primary stems and fracture stems. PALACOS Bone Cement, Trabecular Metal Acetabular Cups and Durom Acetabular Components also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution and the Anatomical Shoulder Inverse/Reverse System led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the ITST Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT Autotransfusion System.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$90.3	$84.6	7%
Hips	105.6	106.4	(1)
Extremities	4.6	3.7	27
Dental	12.4	11.6	6

Total	212.9	206.3	3

Trauma	10.6	8.5	26
Spine	6.2	6.7	(7)
OSP and other	8.7	6.6	32

Total	$238.4	$228.1	5

Europe sales were negatively affected by the German and United Kingdom price decreases and some rotating German hospital strikes. Changes in foreign exchange rates negatively affected knee and hip sales by 1 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, the Innex Total Knee System and the Zimmer Unicompartmental High-Flex Knee led knee sales. Growth in porous and revision stems, including the CLS Spotorno Stem, led hip stem sales, but was offset by weaker sales of cemented primary stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, PALACOS Bone Cement, Durom Acetabular Components, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also made strong contributions to hip sales.

The Anatomical Shoulder System and the Anatomical Shoulder Inverse/Reverse System led extremities sales. The Tapered Screw-Vent Implant System and the Tapered SwissPlus® Implant System led dental sales. The M/DN Intramedullary Fixation System and the NCB Plating System led trauma sales. The Silhouettetm Spinal Fixation System6 and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$42.3	$43.2	(2)%
Hips	47.4	50.3	(6)
Extremities	1.4	1.6	(10)
Dental	7.1	5.4	30

Total	98.2	100.5	(2)

Trauma	9.4	9.7	(4)
Spine	1.8	1.6	10
OSP and other	12.9	12.2	6

Total	$122.3	$124.0	(1)

Changes in foreign exchange rates negatively affected knee and hip sales by 4 percent and 5 percent, respectively. In addition, knee and hip sales were negatively affected by the change in reimbursement rates in Japan. On a volume/mix basis, these significant product categories in our Asia Pacific region were able to experience positive sales growth. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee, led knee sales. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System, led hip stem sales. Sales of Durom Acetabular Components and Trabecular Metal Acetabular Cups also exhibited strong growth.

Extremities sales declined due to weaker sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. The ITST Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The ST360ºtm Spinal Fixation System led spine sales. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.3 percent in the three month period ended June 30, 2006, compared to 77.7 percent in the same 2005 period. There were no inventory step-up costs in the three month period ended June 30, 2006, compared to $2.1 million, or 0.3 percent of sales in the same 2005 period. Cost of products sold increased by $2.0 million, or 0.2 percent of sales, for share-based payment expense. In the three month period ended June 30, 2005, approximately $6.5 million, or 0.8 percent, of pre-tax income was reflected in costs of

6  The Silhouette Spinal Fixation System is licensed from Spinal Innovations, LLC.

products sold related to the favorable resolution of certain legal and other matters. Excluding these discrete items, gross margins improved slightly. A primary contributor to the improvement in gross margin was the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. This was primarily offset by increased excess and obsolete expenses related to certain products.

Operating Expenses

R&D as a percentage of net sales was 5.5 percent for the three month period ended June 30, 2006, compared to 5.1 percent in the same 2005 period. R&D increased to $48.6 million for the three month period ended June 30, 2006, from $43.6 million in the same 2005 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics, and $2.2 million of share-based payment expense. We estimate that nearly two-thirds of our R&D spending relates to innovative products and platforms to improve patient quality of life. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 39.1 percent for the three month period ended June 30, 2006, compared to 38.8 percent in the same 2005 period. SG&A increased to $344.8 million for the three month period ended June 30, 2006, from $328.5 million in the same 2005 period. SG&A expenses have increased by $15.4 million, or 1.7 percent of sales, for share-based payment expense. Without the share-based payment expense, SG&A expenses as a percentage of sales have been favorable due to Centerpulse integration related synergies, reduced product liability claims and related expenses and controlled headcount.

Acquisition, integration and other expenses for the three month period ended June 30, 2006 were $6.3 million compared to $10.1 million in the same 2005 period. The expenses included integration consulting fees, costs for integrating information technology systems and accelerated vesting on stock options for a former Centerpulse employee.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended June 30, 2006 increased 2 percent to $281.9 million, from $275.8 million in the same 2005 period. Increased sales, realized operating expense synergies, controlled operating expenses and decreased acquisition, integration and other expenses drove operating profit. These were partially offset by $20.8 million of share-based payment expense.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.9 percent for the three month period ended June 30, 2006, from 29.7 percent in the same 2005 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions. In May 2006, the Tax Increase Prevention and Reconciliation Act (TIPRA) was passed. TIPRA impacts us beginning as of January 1, 2006 and we are currently evaluating the tax impacts of the new legislation.

Net earnings increased 5 percent to $200.9 million for the three month period ended June 30, 2006, compared to $190.7 million in the same 2005 period. The increase was primarily due to higher operating profit, net interest income, and a lower effective tax rate. Basic and diluted earnings per share increased 7 percent to $0.82 and $0.81, respectively, from $0.77 and $0.76, respectively, in the same 2005 period.

Operating Profit by Segment

Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 9 to the interim consolidated financial statements included elsewhere in this Form 10-Q.

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended June 30, 2006 and 2005:

Percent of net sales

	Three Months Ended
	June 30,
	2006	2005

Americas	52.9%	52.3%
Europe	41.1	33.2
Asia Pacific	47.9	44.3

In the Americas, operating profit as a percentage of sales increased due to controlled selling, general and administrative spending.

European operating profit as a percentage of net sales increased due to the effects of changes in foreign exchange rates combined with our hedging program, the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.

Asia Pacific operating profit as a percentage of net sales increased primarily due to the effects of changes in foreign exchange rates combined with our hedging program and controlled selling, general and administrative spending.

Six Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Americas	$1,036.9	$975.1	6%	5%	1%	—%
Europe	467.1	462.7	1	7	(1)	(5)
Asia Pacific	238.0	237.5	—	8	(1)	(7)

	$1,742.0	$1,675.3	4	6	—	(2)

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$734.4	$701.1	5%	7%	—%	(2)%
Hips	592.5	586.5	1	4	—	(3)
Extremities	37.9	33.6	13	10	4	(1)
Dental	86.5	73.1	18	15	4	(1)

Total	1,451.3	1,394.3	4	6	—	(2)

Trauma	95.8	89.8	7	7	2	(2)
Spine	89.1	79.4	12	13	—	(1)
OSP and other	105.8	111.8	(5)	(3)	—	(2)

Total	$1,742.0	$1,675.3	4	6	—	(2)

The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the mobile bearing system within the Innex Total Knee System exhibited strong growth.

Growth in porous stems, including the Trabecular Metal Primary Hip Prosthesis, the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic (Zweymüller) Hip System, led hip stem sales, but were offset by weaker sales of cemented primary stems. Due to the distribution agreement we signed to distribute PALACOS Bone Cement, sales of bone cement used in hip procedures improved significantly. Trabecular Metal Acetabular Cups, the Allofit Hip Acetabular System and Durom Acetabular Components also had strong growth.

The Bigliani/Flatow Shoulder Solution and the Anatomical Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws, the M/DN Intramedullary Fixation System, the ITST Intertrochanteric/Subtrochanteric Fixation System and the Sirus Intramedullary Nail System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT Autotransfusion System, which contributed approximately $15 million in sales during the six month period ended June 30, 2005.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$475.3	$447.9	6%
Hips	288.3	269.9	7
Extremities	26.4	23.3	13
Dental	50.7	42.1	20

Total	840.7	783.2	7

Trauma	57.7	52.4	10
Spine	74.1	64.5	15
OSP and other	64.4	75.0	(14)

Total	$1,036.9	$975.1	6

The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem, the Trabecular Metal Primary Hip Prosthesis and Alloclassic (Zweymüller) Hip System, led hip stem sales, but were partially offset by weaker sales of cemented primary stems. PALACOS Bone Cement, Trabecular Metal Acetabular Cups and Durom Acetabular Components also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the ITST Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT Autotransfusion System.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$178.9	$173.1	3%
Hips	209.2	218.2	(4)
Extremities	8.8	7.1	25
Dental	23.6	22.0	8

Total	420.5	420.4	—

Trauma	18.5	17.0	9
Spine	11.7	12.1	(3)
OSP and other	16.4	13.2	23

Total	$467.1	$462.7	1

Europe sales were negatively affected by the German and United Kingdom price decreases and some rotating German hospital strikes. Changes in foreign exchange rates negatively affected knee and hip sales by 6 percent and 5 percent, respectively. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, the Innex Total Knee System and the Zimmer Unicompartmental High-Flex Knee led knee sales. Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales, but was offset by weaker sales of revision and cemented primary stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, PALACOS Bone Cement, Durom Acetabular Components, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also made strong contributions to hip sales.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System and the Tapered SwissPlus Implant System led dental sales. The M/DN Intramedullary Fixation System and the NCB Plating System led trauma sales. The Silhouette Spinal Fixation System and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$80.2	$80.1	—%
Hips	95.0	98.4	(4)
Extremities	2.7	3.2	(15)
Dental	12.2	9.0	35

Total	190.1	190.7	—

Trauma	19.6	20.4	(4)
Spine	3.3	2.8	17
OSP and other	25.0	23.6	6

Total	$238.0	$237.5	—

Changes in foreign exchange rates negatively affected knee and hip sales by 6 percent and 8 percent, respectively. In addition, knee and hip sales were negatively affected by the change in reimbursement rates in Japan. On a volume/mix basis, these significant product categories in our Asia Pacific region were able to experience positive sales growth. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee, led knee sales. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, led hip stem sales. Sales of Durom Acetabular Components and Trabecular Metal Acetabular Cups also exhibited strong growth.

Extremities sales declined due to weaker sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. The ITST Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The ST360º Spinal Fixation System led spine sales. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.6 percent in the six month period ended June 30, 2006, compared to 77.4 percent in the same 2005 period. There were no inventory step-up costs in the six month period ended June 30, 2006, compared to $4.1 million, or 0.2 percent of sales in the same 2005 period. Cost of products sold increased by $4.1 million, or 0.2 percent of sales, for share-based payment expense. In the six month period ended June 30, 2005, approximately $6.5 million, or 0.4 percent, of pre-tax income was reflected in costs of products sold related to the favorable resolution of certain legal and other matters. The other primary contributor to the improvement in gross profit margin was the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. This was partially offset by increased excess and obsolete expenses related to certain products.

Operating Expenses

R&D as a percentage of net sales was 5.5 percent for the six month period ended June 30, 2006, compared to 5.1 percent in the same 2005 period. R&D increased to $96.0 million for the six month period ended June 30, 2006, from $85.7 million in the same 2005 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics, and $4.3 million for share-based payment expense. We estimate that nearly two-thirds of our R&D spending relates to innovative products and platforms to improve patient quality of life. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 39.0 percent for the six month period ended June 30, 2006, compared to 38.8 percent in the same 2005 period. SG&A increased to $679.7 million for the six month period ended June 30, 2006, from $650.1 million in the same 2005 period. SG&A expenses have increased by $29.4 million, or 1.7 percent of sales, for share-based payment expense. Without the share-based payment expense, SG&A expenses as a percentage of sales have been favorable due to Centerpulse integration related synergies, reduced product liability claims and controlled headcount.

Acquisition, integration and other expenses for the six month period ended June 30, 2006 were $4.5 million compared to $27.0 million in the same 2005 period. The expenses included integration consulting fees, costs for integrating information technology systems and employee termination benefits. These costs were partially offset by a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the six month period ended June 30, 2006 increased 7 percent to $572.4 million, from $533.4 million in the same 2005 period. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition, integration and other expenses drove operating profit. These were partially offset by $39.0 million of expense related to share-based payment expense.

The effective tax rate on earnings before income taxes and minority interest decreased to 29.1 percent for the six month period ended June 30, 2006, from 30.1 percent in the same 2005 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions. In May 2006, TIPRA was passed. TIPRA impacts us beginning as of January 1, 2006 and we are currently evaluating the tax impacts of the new legislation.

Net earnings increased 12 percent to $406.5 million for the six month period ended June 30, 2006, compared to $364.3 million in the same 2005 period. The increase was primarily due to higher operating profit, net interest income, and a lower effective tax rate. Basic and diluted earnings per share increased 11 percent and 12 percent to $1.65 and $1.63, respectively, from $1.48 and $1.46, respectively, in the same 2005 period.

Operating Profit by Segment

The following table sets forth operating profit as a percentage of sales by segment for the six month periods ended June 30, 2006 and 2005:

Percent of net sales

	Six Months
	Ended
	June 30,
	2006	2005

Americas	53.1%	52.2%
Europe	42.3	35.7
Asia Pacific	48.1	45.0

In the Americas, operating profit as a percentage of sales increased due to controlled selling, general and administrative spending.

European operating profit as a percentage of net sales increased due to the effects of changes in foreign exchange rates combined with our hedging program, the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.

Asia Pacific operating profit as a percentage of net sales increased primarily due to the effects of changes in foreign exchange rates combined with our hedging program and controlled selling, general and administrative spending.

Liquidity and Capital Resources

Cash flows provided by operating activities were $507.9 million during the six month period ended June 30, 2006, compared to $396.1 million in the same 2005 period. The principal source of cash was net earnings of $406.5 million. In 2006, we had positive cash flows of $72.3 million from income taxes, primarily related to the utilization of acquired Centerpulse tax attributes. In regards to the tax benefits from stock option exercises, stock option exercises by our employees have decreased in 2006 and we have realized $0.8 million in operating cash flows and $2.5 million in financing cash flows compared to $28.1 million of operating cash flows in 2005. Due to the adoption of SFAS 123(R), the excess tax benefit realized from exercises of non-qualified stock options are recognized as a financing cash flow activity. Operating cash flows from working capital changes for the six month period ended June 30, 2006 have increased over 2005 due to improved inventory management.

We continue to focus on working capital management. At June 30, 2006, we had 59 days of sales outstanding in trade accounts receivable, which is unfavorable to June 30, 2005, by 3 days and unfavorable to March 31, 2006 by 2 days. The increase in days is primarily attributable to the Americas, where hospital payments have slowed. Renewed focus on accelerating payments from U.S. hospitals has begun. At June 30, 2006, we had 273 days of inventory on hand, unfavorable to June 30, 2005 by 2 days and favorable to March 31, 2006 by 12 days. Our inventory levels have remained relatively consistent despite increased sales levels due to improved inventory management. We have increased inventory days compared to the prior year due to a relatively high number of new product launches scheduled to occur in the second half of 2006.

Cash flows used in investing activities were $112.1 million in the six month period ended June 30, 2006, compared to $142.5 million used in investing in the same 2005 period. Additions to instruments during the six month period ended June 30, 2006 were $62.5 million, compared to $90.6 million in the same 2005 period. The decrease in instrument purchases compared to 2005 is the result of high rates of penetration already achieved with MIS instruments across our base of customers. Additionally, we have been able to successfully in-source instruments at lower costs. In 2006, we expect purchases of instruments to approximate $115 million as we continue to invest in instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during the six month period ended June 30, 2006 were $52.3 million, compared to $42.2 million in the same 2005 period. The increase was primarily related to facility expansions and systems in Warsaw, Indiana. During 2006, we expect purchases of other property, plant and equipment to approximate

$140 million, as a result of ongoing facility expansions in Warsaw, Indiana, and further productivity related investments. We realized proceeds of $16.2 million in the six month period ended June 30, 2006, from the sale of our Austin, Texas facility and land.

Cash flows used in financing activities were $297.7 million for the six month period ended June 30, 2006, compared to $325.1 million used in financing activities in the same 2005 period. We repaid $375.3 million of debt in the six month period ended June 30, 2005, and elected not to repay any of our remaining debt balance in the six months ended June 30, 2006. With our excess cash, we repurchased $316.4 million of our common stock in the six month period ended June 30, 2006. Proceeds from our stock compensation plans have decreased in the six month period ended June 30, 2006, compared to the same 2005 period due to fewer employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $82.6 million outstanding under the Senior Credit Facility at June 30, 2006, and therefore, our available borrowings were $1,267.4 million. The $82.6 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2006.

We also have available uncommitted credit facilities totaling $67 million.

In 2004, we acquired Implex Corp. (“Implex”). The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. We have paid $104.5 million of earn-out payments through June 30, 2006, including $8.5 million paid in 2006. We estimate remaining payments, which will occur in 2006, to be in a range from $20 million to $30 million.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. As of June 30, 2006, we had repurchased 5.2 million shares of common stock with an aggregate purchase price of $320.3 million. We may use excess cash to repurchase additional common stock under this program.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, will be sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires that we recognize in our financial statements, the effect of a tax position, if that position, based on the technical merits of the position, is more likely than not of being sustained on audit. We are currently evaluating the effect of adopting FIN 48 on our financial statements. FIN 48 will be effective for us on January 1, 2007. The cumulative effect of applying FIN 48, if any, will be recorded as an adjustment to opening retained earnings.

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

There were no other changes in the three and six month periods ended June 30, 2006 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Forward Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	the outcome of the pending U.S. Department of Justice investigations announced in March 2005 and June 2006;

•	challenges relating to changes in and compliance with Federal, state and foreign governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances with other orthopaedic and biotechnology companies;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A — Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A — Risk Factors in this or another Quarterly Report on Form 10-Q we file hereafter. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

We have established disclosure controls and procedures and internal controls over financial reporting to provide reasonable assurance that material information relating to us, including our consolidated subsidiaries, is made known on a timely basis to management and the Board of Directors. However, no control system, no matter how well designed and operated, can provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 10 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

We are involved in ongoing investigations by the United States Department of Justice of companies in the orthopaedics industry, the results of which may have a material adverse effect on our sales, financial condition and results of operations.

In March 2005, we received a subpoena and we have received supplemental requests since that time from the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey, requesting documents and related information for the period beginning January 1998 related to consulting contracts, professional service agreements and other agreements by which we may provide remuneration to orthopaedic surgeons, including research and other grant agreements. In June 2006, we received a subpoena from the United States Department of Justice, Antitrust Division, requesting documents for the period beginning January 2001 through June 2006, pertaining to an investigation of possible violations of federal criminal law, including possible violations of the antitrust laws, involving the manufacture and sale of orthopaedic implant devices. We are cooperating fully with federal authorities with regard to these investigations, which we understand involve a number of other orthopaedic manufacturers as well. If, as a result of these investigations, we are found to have violated one or more applicable laws, our business, financial condition and results of operations could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to change those practices, which could have a material adverse effect on our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2006:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2006	—	—	—	$988,855,544
May 2006	3,994,600	$62.79	3,994,600	738,029,816
June 2006	1,000,000	58.36	1,000,000	679,673,231

Total	4,994,600	$61.90	4,994,600	$679,673,231

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 1, 2006. The matters submitted to the stockholders for a vote included:

•	the election of two directors to the Board of Directors;

•	the approval of the Zimmer Holdings, Inc. 2006 Stock Incentive Plan;

•	ratification of the selection of PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for 2006; and

•	a stockholder proposal relating to annual election of directors.

	Number of	Number of		Number of
	Votes	Votes Against or	Number of	Broker
Matter	For	Withheld	Abstentions	Non-Votes

Election of Stuart M. Essig as director	188,294,843	4,516,458	—	—
Election of Augustus A. White, III as director	188,301,979	4,509,322	—	—
Approval of the Zimmer Holdings, Inc. 2006 Stock Incentive Plan	131,458,143	22,759,028	1,838,978	36,755,152
Ratification of PwC as our independent registered public accounting firm for 2006	190,700,805	591,959	1,518,537	—
Approval of stockholder proposal relating to annual election of directors	119,319,112	34,743,626	1,993,411	36,755,152

Following are the directors, other than the directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting: J. Raymond Elliott, Larry C. Glasscock and John L. McGoldrick.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PwC, our independent registered public accounting firm, to perform certain tax related services which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

10.1	Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 22, 2006)

10.2	Second Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ Sam R. Leno
Sam R. Leno
Executive Vice President, Finance and
Corporate Services and Chief Financial Officer

Date: August 4, 2006

By:	/s/ James T. Crines
James T. Crines
Senior Vice President, Finance, Operations and
Corporate Controller and Chief Accounting
Officer

Date: August 4, 2006