Form 10-Q
period 2006-09-30
ZIMMER HOLDINGS INC
filed 2006-11-08
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At October 27, 2006, there were 238,648,611 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2006

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Sales	$819.8	$762.5	$2,561.8	$2,437.8
Cost of products sold	183.2	174.5	572.6	553.6

Gross Profit	636.6	588.0	1,989.2	1,884.2

Research and development	46.7	43.9	142.7	129.6
Selling, general and administrative	330.4	295.8	1,010.1	945.9
Acquisition, integration and other	5.0	7.7	9.5	34.7

Operating expenses	382.1	347.4	1,162.3	1,110.2

Operating Profit	254.5	240.6	826.9	774.0
Interest income (expense)	0.6	(2.1)	2.3	(13.5)

Earnings before income taxes and minority interest	255.1	238.5	829.2	760.5
Provision for income taxes	71.9	69.7	239.0	227.0
Minority interest	0.1	(0.2)	(0.4)	(0.6)

Net Earnings	$183.3	$168.6	$589.8	$532.9

Earnings Per Common Share
Basic	$0.76	$0.68	$2.41	$2.16
Diluted	$0.76	$0.67	$2.39	$2.13
Weighted Average Common Shares Outstanding
Basic	240.4	247.4	244.6	246.8
Diluted	242.6	250.2	246.8	249.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$275.6	$233.2
Restricted cash	2.3	12.1
Accounts receivable, less allowance for doubtful accounts	589.4	524.2
Inventories, net	630.9	583.7
Prepaid expenses	46.2	68.7
Deferred income taxes	161.9	153.7

Total current assets	1,706.3	1,575.6
Property, plant and equipment, net	751.1	708.8
Goodwill	2,532.6	2,428.8
Intangible assets, net	731.1	756.6
Other assets	187.4	252.1

Total Assets	$5,908.5	$5,721.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$126.4	$123.6
Income taxes payable	104.4	82.1
Other current liabilities	448.0	401.2

Total current liabilities	678.8	606.9
Other long-term liabilities	322.2	348.3
Long-term debt	100.9	81.6

Total Liabilities	1,101.9	1,036.8

Commitments and Contingencies (Note 11)
Minority interest	2.6	2.3
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 248.5 million in 2006 (247.8 million in 2005) issued and outstanding	2.5	2.5
Paid-in capital	2,700.8	2,601.1
Retained earnings	2,523.9	1,934.0
Accumulated other comprehensive income	211.8	149.3
Treasury stock, 10.0 million shares in 2006 (59,200 in 2005)	(635.0)	(4.1)

Total Stockholders’ Equity	4,804.0	4,682.8

Total Liabilities and Stockholders’ Equity	$5,908.5	$5,721.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Nine Months
	Ended September 30,
	2006	2005

Cash flows provided by (used in) operating activities:
Net earnings	$589.8	$532.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	144.8	136.0
Share-based payment expense	56.0	—
Inventory step-up	—	4.6
Income tax benefit from stock option exercises	5.8	33.8
Excess income tax benefit from stock option exercises	(3.7)	—
Changes in operating assets and liabilities:
Income taxes	67.6	77.7
Receivables	(47.9)	(38.8)
Inventories	(34.5)	(75.6)
Accounts payable and accrued expenses	22.7	(30.9)
Other assets and liabilities	(7.0)	(12.0)

Net cash provided by operating activities	793.6	627.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(93.0)	(129.6)
Additions to other property, plant and equipment	(84.4)	(65.5)
Proceeds from sale of property, plant and equipment	16.2	—
Implex acquisition, net of acquired cash	(8.5)	—
Other, net	(5.0)	(9.7)

Net cash used in investing activities	(174.7)	(204.8)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	25.4	75.1
Excess income tax benefit from stock option exercises	3.7	—
Repurchase of common stock	(630.9)	—
Net proceeds on lines of credit	18.8	(5.3)
Payments on term loan	—	(550.0)
Debt issuance costs	—	(1.9)

Net cash used in financing activities	(583.0)	(482.1)

Effect of exchange rates on cash and equivalents	6.5	(3.6)

Increase (decrease) in cash and equivalents	42.4	(62.8)
Cash and equivalents, beginning of year	233.2	154.6

Cash and equivalents, end of period	$275.6	$91.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

We had three stock option plans in effect at September 30, 2006: the 2006 Stock Incentive Plan (the “2006 Plan”), the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The 2006 Plan was adopted by the Board of Directors on February 17, 2006 and became effective on May 1, 2006. The 2006 Plan replaced the 2001 Stock Incentive Plan (the “2001 Plan”), which by its term expired on August 5, 2006. Following stockholder approval of the 2006 Plan, no further grants were made under the 2001 Plan. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 42.9 million shares of common stock. The 2006 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards, equity share units and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our stock option plans. Consistent with previous annual grants under the 2001 Plan, the measurement date for annual grants under the 2006 Plan to our executive officers is expected to occur within a relatively narrow time period in the first quarter of each year. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares.

The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited.

We have elected the modified prospective method for adopting SFAS 123(R). Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based payments granted or modified after the date of adoption. For share-based payments granted prior to the date of the adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net earnings under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. In the three and nine month periods ended

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2006, share-based payment expense was $17.0 million and $56.0 million, or $12.2 million and $40.2 million net of the related tax benefits, respectively. Share-based payment expense for the three and nine month periods ended September 30, 2005 under APB 25 was not significant. The following is the pro forma expense disclosure under SFAS 123 for the three and nine month periods ended September 30, 2005 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net earnings, as reported	$168.6	$532.9
Deduct: Total share-based payment expense determined under SFAS 123 for all awards, net of tax	(9.9)	(35.7)

Pro forma net earnings	$158.7	$497.2

Earnings per share:
Basic — as reported	$0.68	$2.16
Basic — pro forma	0.64	2.01
Diluted — as reported	0.67	2.13
Diluted — pro forma	0.63	1.99

Prior to adopting SFAS 123(R), we classified all tax benefits of deductions resulting from the exercise of non-qualified stock options as operating cash flows. SFAS 123(R) requires the cash flows resulting from excess tax benefits (i.e., tax deductions realized for stock options exercised in excess of the tax benefit recognized on the related share-based payment expense) to be classified as financing cash flows.

Stock options

Stock options granted to date under our plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted during the nine month period ended September 30, 2006, expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In periods prior to January 1, 2006, we generally estimated volatility based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon our traded options with maturities over one year being more actively traded than in the past along with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average fair values of the options granted in the nine month periods ended September 30, 2006 and 2005 were $22.32 and $28.19 per option, respectively, determined using the following assumptions:

	Nine Months
	Ended
	September 30,
	2006	2005

Dividend Yield	0.0%	0.0%
Volatility	25.7%	30.2%
Risk-free interest rate	4.5%	4.1%
Expected life (years)	5.1	5.3

A summary of stock option activity for the nine month period ended September 30, 2006, is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2006	12,562	$55.66
Options granted	3,407	69.20
Options exercised	(542)	25.79
Options forfeited or expired	(503)	56.12

Outstanding at September 30, 2006	14,924	$59.04

The total intrinsic value of stock options exercised during the nine month periods ended September 30, 2006 and 2005 were $19.5 million and $107.4 million, respectively. In the three and nine month periods ended September 30, 2006, share-based payment expense related to stock options was $16.0 million and $47.6 million, or $11.5 million and $34.3 million net of the related tax benefits, respectively. The expense related to stock options represents the impact of adopting SFAS 123(R).

Summarized information about outstanding stock options as of September 30, 2006, that are already vested and those that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	that are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	14,213	7,390
Weighted average remaining contractual life	7.1 years	5.7 years
Weighted average exercise price per share	$58.38	$46.93
Intrinsic value (in millions)	$182.4	$168.5

*	Includes effects of estimated forfeitures

As of September 30, 2006, there was $105.0 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.6 years.

Equity Share Units

Our equity share units generally will vest at the end of the three year period ending December 31, 2008. Each equity share unit will be converted into one share of our common stock upon vesting. The number of equity share units that will be awarded, if any, varies depending on the achievement of certain earnings-per-share targets over the three year period.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of nonvested equity share units activity for the nine month period ended September 30, 2006 is as follows (units in thousands):

		Weighted Average
	Equity	Grant Date
	Share Units	Fair Value

Outstanding at January 1, 2006	—	$—
Granted	930	67.86
Forfeited	(25)	67.86

Outstanding at September 30, 2006	905	$67.86

The fair value of the equity share units was determined based upon the fair market value of our common stock on the date of grant. SFAS 123(R) requires us to estimate the number of equity share units that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of September 30, 2006, we estimate that approximately 446,800 equity share units will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of equity share units that we expect to vest, the unrecognized share-based payment expense as of September 30, 2006 was $22.6 million, and is expected to be recognized over a period of 2.25 years. In the three and nine month periods ended September 30, 2006, pre-tax expense related to equity share units was $1.0 million and $8.4 million, respectively.

3.	Inventories

	September 30,	December 31,
	2006	2005
	(In millions)

Finished goods	$475.7	$444.0
Work in progress	56.0	40.1
Raw materials	99.2	99.6

Inventories, net	$630.9	$583.7

As of September 30, 2006, we have capitalized approximately $8.9 million of share-based payment expense as part of the cost of inventory, which will be recognized as the related inventory is sold.

4.	Property, Plant and Equipment

	September 30,	December 31,
	2006	2005
	(In millions)

Land	$17.6	$20.7
Buildings and equipment	761.8	706.5
Instruments	733.6	649.2
Construction in progress	72.9	61.4

	1,585.9	1,437.8
Accumulated depreciation	(834.8)	(729.0)

Property, plant and equipment, net	$751.1	$708.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Integration Liability

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

Our integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees were expected to be terminated through our integration plan. As of September 30, 2006, practically all had been involuntarily terminated. The vast majority of our integration plan was complete at the end of 2005. Reconciliation of the integration liability, as of September 30, 2006, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total

Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8
Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9
Cash Payments	(8.8)	(2.4)	(11.2)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, December 31, 2005	6.5	4.8	11.3
Cash Payments	(4.5)	(2.2)	(6.7)
Additions/(Reductions), net	(0.5)	0.1	(0.4)

Balance, September 30, 2006	$1.5	$2.7	$4.2

6.	Comprehensive Income

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Earnings	$183.3	$168.6	$589.8	$532.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	15.2	2.0	101.7	(150.3)
Unrealized foreign currency hedge gains (losses), net of tax	(6.4)	(1.6)	(41.1)	45.7
Reclassification adjustments on foreign currency hedges, net of tax	2.0	4.6	5.7	24.1
Unrealized gains (losses) on securities, net of tax	(1.0)	(0.7)	(1.7)	(2.1)
Minimum pension liability, net of tax	(0.1)	—	(2.1)	—

Total Other Comprehensive Income (Loss)	9.7	4.3	62.5	(82.6)

Comprehensive Income	$193.0	$172.9	$652.3	$450.3

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

The components of net pension expense for the three and nine month periods ended September 30, 2006 and 2005, for our defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$6.0	$5.3	$17.7	$15.5
Interest cost	3.1	2.7	9.2	7.9
Expected return on plan assets	(3.8)	(3.4)	(11.0)	(9.4)
Amortization of prior service cost	—	(0.1)	—	(0.1)
Amortization of unrecognized actuarial loss	1.0	0.9	2.9	2.1

Net periodic benefit cost	$6.3	$5.4	$18.8	$16.0

The components of net periodic benefit expense for the three and nine month periods ended September 30, 2006 and 2005, for our postretirement benefit plans are as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Service cost	$0.4	$0.4	$1.3	$1.2
Interest cost	0.5	0.5	1.6	1.5
Amortization of prior service cost	(0.1)	—	(0.2)	—
Amortization of unrecognized actuarial loss	0.2	0.1	0.6	0.3

Net periodic benefit cost	$1.0	$1.0	$3.3	$3.0

We contributed $20 million during the nine month period ended September 30, 2006, to our U.S. and Puerto Rico defined benefit plans. We contributed $8 million to our foreign based defined benefit plans in the nine month period ended September 30, 2006, and expect to contribute an additional $2 million to these foreign based plans during 2006. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Weighted average shares outstanding for basic net earnings per share	240.4	247.4	244.6	246.8
Effect of dilutive stock options	2.2	2.8	2.2	2.9

Weighted average shares outstanding for diluted net earnings per share	242.6	250.2	246.8	249.7

During the three and nine month periods ended September 30, 2006, an average of 8.6 million and 8.8 million options to purchase shares of common stock, respectively, were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2005, an average of 2.2 million and 1.6 million options to purchase shares of common stock, respectively, were not included.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Americas	$502.4	$473.3	$265.1	$251.4
Europe	196.9	178.0	69.8	60.4
Asia Pacific	120.5	111.2	54.3	48.4

Total	$819.8	$762.5

Share-based payment expense			(17.0)	—
Inventory step-up			—	(0.5)
Acquisition, integration and other			(5.0)	(7.7)
Global operations and corporate functions			(112.7)	(111.4)

Operating profit			$254.5	$240.6

	Net Sales		Operating Profit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Americas	$1,539.3	$1,448.4	$815.3	$760.4
Europe	664.0	640.7	267.4	225.4
Asia Pacific	358.5	348.7	168.8	155.1

Total	$2,561.8	$2,437.8

Share-based payment expense			(54.8)	—
Inventory step-up			—	(4.6)
Acquisition, integration and other			(9.5)	(34.7)
Global operations and corporate functions			(360.3)	(327.6)

Operating profit			$826.9	$774.0

Product category net sales are as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005

Reconstructive implants	$676.0	$624.4	$2,127.3	$2,018.7
Trauma	48.4	44.3	144.2	134.1
Spine	42.2	38.4	131.3	117.8
Orthopaedic surgical products & other	53.2	55.4	159.0	167.2

Total	$819.8	$762.5	$2,561.8	$2,437.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Stock Repurchase Program

In December 2005, the Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. During the three and nine months ended September 30, 2006, respectively, we repurchased 4,793,700 shares of common stock at an average price of $65.60 for a total cash outlay of $314.5 million, and 9,892,300 shares of common stock at an average price of $63.76 for a total cash outlay of $630.7 million.

11.	Commitments and Contingencies

As a result of the Centerpulse transaction, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of October 2, 2006, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of September 30, 2006 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the commencement of the Department of Justice, Antitrust Division’s investigation, we and several other major orthopaedic manufacturers have been named as defendants in six putative class action lawsuits as of October 27, 2006. These lawsuits were brought by direct and indirect purchasers of orthopaedic products alleging violations of Federal and state antitrust laws and certain state consumer protection statutes. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of orthopaedic implant devices. The direct purchaser cases, South Central Surgical Center, LLC v. Zimmer Holdings, Inc. et al. and Chaiken DDS, P.C. v. Biomet, Inc. et al., were filed in the United States District Court for the Southern District of Indiana on July 13, 2006 and in the United States District Court for the Northern District of Indiana on July 26, 2006, respectively. The indirect purchaser cases, Morganti v. Johnson & Johnson et al., Thomas v. Biomet, Inc. et al., Kirschner v. Biomet, Inc. et al. and Williams v. Biomet, Inc. et al., were filed in the United States District Court for the District of New Jersey on July 19, 2006 and in the United States District Court for the Western District of Tennessee on July 18, 2006, July 24, 2006 and July 27, 2006, respectively. In all of these cases, the plaintiffs seek damages of unspecified amounts, in some cases to be trebled under applicable law, attorneys’ fees and injunctive or other unspecified relief. We believe these lawsuits are without merit and we intend to defend them vigorously.

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

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2006.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 7 percentage points of sales growth during the three month period ended September 30, 2006, compared to 8 percentage points in the same 2005 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Minimally Invasive Solutionstm [MIStm] Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity®, Durasul® and Prolongtm Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during the three month period ended September 30, 2006, sales of products incorporating Trabecular Metal Technology were approximately $43 million, an increase of over 46 percent compared to the same 2005 period. We believe sales growth contributed from volume and mix has declined from the prior year due to lower new product mix in the quarter compared to the prior year.

We believe innovative products will continue to affect the orthopaedics industry. In May 2006, we announced the 510(k) clearance by the U.S. Food and Drug Administration of the NexGen® Gender Solutionstm High-Flex Knee Femoral Implant, which was the result of five years of intensive research based on an analysis of 800 female femurs and patella. We believe this is the first knee implant system designed specifically to address the unique anatomical needs of women. While today’s knee implants have a high rate of success, we believe this design may reduce real instances of pain and post-surgical dissatisfaction among women. We began a limited release to the design surgeons of the Gender Solutions High-Flex Knee Femoral Implant during the second quarter. This product will become more widely available in the United States in the fourth quarter of 2006 and throughout 2007.

Pricing Trends

Selling prices were slightly favorable during the three month period ended September 30, 2006, compared to a 1 percent increase in the same 2005 period. The Americas experienced a 2 percent increase in selling prices during the three month period ended September 30, 2006, as compared to a 1 percent increase in the same 2005 period. In

Europe, selling prices for the three month period ended September 30, 2006 decreased 1 percent, which is similar to the same 2005 period. Within Europe, Germany and the United Kingdom experienced 3 and 7 percent decreases in selling prices in the three month period ended September 30, 2006, as a result of reductions in government implant reimbursement rates and group purchasing arrangements. Germany and the United Kingdom combined represent approximately 9 percent of our sales. Asia Pacific selling prices had a negative 3 percent effect on segment sales for the three month period ended September 30, 2006, compared to a 1 percent increase in the same 2005 period. The primary reason for these reduced prices was the reduction in Japanese reimbursement rates that became effective April 1, 2006. Japan represents approximately 8 percent of our sales. Due to this change in reimbursement rates, we expect Japanese selling price growth to be negative throughout the remainder of the year when compared to the same periods in the prior year. We estimate this reduction will affect Japan sales negatively by approximately 4 percent for the year ending December 31, 2006. Despite continuing governmental healthcare cost containment efforts and group purchasing organizations focus, we have been able to realize positive pricing in certain markets. Consequently, we estimate global sales growth could be flat to slightly positive in the year ending December 31, 2006 due to changes in selling prices.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2006, foreign currency exchange rates had a positive 1 percent effect on sales. We estimate that overall weaker foreign currency exchange rates will have a negative effect of approximately 1 percent on sales for the year ending December 31, 2006. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 24 percent, or $199.0 million, of our sales during the three month period ended September 30, 2006. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution for the LPS, LPS-Flex, and CR-Flex Knees, the Dynesys®1Dynamic Stabilization System, the Zimmer® M/L Taper Stem and PALACOS®2 Bone Cement.

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
2  PALACOS® is a trademark of Heraeus Kulzer GmbH. Under license from Heraeus Kulzer GmbH, Hanau, Germany.
3  Manufactured by Kensey Nash Corporation.

New Accounting Pronouncements

On January 1, 2006, we adopted SFAS 123(R). We adopted this accounting standard using the modified prospective method and will not restate prior periods. The following is share-based payment expense recorded for the three and nine month periods ended September 30, 2006 (in millions, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006

Share-based payment expense recognized:
Cost of products sold	$2.7	$6.8
Research & development	2.1	6.4
Acquisition, integration and other	—	1.2
Selling, general and administrative	12.2	41.6

	17.0	56.0
Related deferred income tax benefit	(4.8)	(15.8)

Decrease in net earnings	$12.2	$40.2

Decrease in basic and diluted earnings per share	$0.05	$0.16

Our share-based payment expense is primarily derived from awards of stock options and equity share units. We did not grant any equity share units until 2006. Prior to January 1, 2006 under APB 25, share-based payment expense was not significant because the exercise price of the stock options generally equaled the market price of the underlying stock on the measurement date of the stock options and no equity share units had been awarded. We estimate share-based payment expense will reduce diluted earnings per share by $0.22 for the year ending December 31, 2006. However, this is a non-cash expense and will not have an effect on our net cash flows.

Third Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Americas	$502.4	$473.3	6%	4%	2%	—%
Europe	196.9	178.0	11	8	(1)	4
Asia Pacific	120.5	111.2	8	14	(3)	(3)

	$819.8	$762.5	8	7	—	1

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$338.4	$313.9	8%	6%	1%	1%
Hips	277.7	260.3	7	7	(1)	1
Extremities	17.7	15.0	17	12	4	1
Dental	42.2	35.2	20	15	4	1

Total	676.0	624.4	8	7	—	1

Trauma	48.4	44.3	9	8	1	—
Spine	42.2	38.4	10	10	—	—
OSP and other	53.2	55.4	(4)	(4)	—	—

Total	$819.8	$762.5	8	7	—	1

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

The Bigliani/Flatow® Shoulder Solution and the Anatomical Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws, the M/DN® Intramedullary Fixation System, the ITSTtm Intertrochanteric / Subtrochanteric Fixation System and the Sirus® Intramedullary Nail System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima®4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT®5 Autotransfusion System, which contributed approximately $7 million in sales during the three month period ended September 30, 2005. Our exclusive distribution agreement to sell the OrthoPAT Autotransfusion System ended and we stopped selling this product after February 28, 2006.

4  Registered Trademark of U&I Corporation.
5  Trademark of Haemonetics Corporation.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	September 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$224.9	$212.4	6%
Hips	141.3	130.5	8
Extremities	12.6	11.0	14
Dental	26.5	22.2	19

Total	405.3	376.1	8

Trauma	29.3	27.6	6
Spine	34.9	32.7	7
OSP and other	32.9	36.9	(11)

Total	$502.4	$473.3	6

America’s sales increased 6 percent, with price contributing 2 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, NexGen MIS Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

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

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	September 30,
	2006	2005	% Increase

Reconstructive
Knees	$72.0	$63.8	13%
Hips	90.0	84.8	6
Extremities	3.9	2.6	47
Dental	9.0	8.0	13

Total	174.9	159.2	10

Trauma	9.6	7.9	20
Spine	5.9	4.5	32
OSP and other	6.5	6.4	1

Total	$196.9	$178.0	11

Europe sales were strong in the quarter, increasing 11 percent. Product volume, mix and favorable foreign exchange were the principal contributors to the sales growth. This growth was offset by price of negative 1 percent, which was primarily due to Germany and United Kingdom price decreases. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, the Innex Total Knee System and the Zimmer Unicompartmental High-Flex Knee led knee sales. Growth in porous and revision stems, including the CLS Spotorno Stem, led hip stem sales, but was offset by weaker sales of cemented primary stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, PALACOS Bone Cement, Durom Acetabular Components, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also made strong contributions to hip sales.

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

6  The Silhouette Spinal Fixation System is licensed from Spinal Innovations, LLC.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	September 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$41.5	$37.7	10%
Hips	46.4	45.0	3
Extremities	1.2	1.4	(14)
Dental	6.7	5.0	35

Total	95.8	89.1	7

Trauma	9.5	8.8	8
Spine	1.4	1.2	20
OSP and other	13.8	12.1	14

Total	$120.5	$111.2	8

Asia Pacific sales were strong in the quarter, increasing 8 percent. Product volume and mix were the principal contributors to the sales growth. This growth was offset by price of negative 3 percent, which was primarily due to the change in reimbursement rates in Japan, and foreign exchange of negative 3 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee, led knee sales. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System, led hip stem sales. Sales of Durom Acetabular Components and Trabecular Metal Acetabular Cups also exhibited strong growth.

Extremities sales declined due to weaker sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. The ITST Intertrochanteric / Subtrochanteric Fixation System led trauma sales. The ST360ºtm Spinal Fixation System led spine sales. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.7 percent in the three month period ended September 30, 2006, compared to 77.1 percent in the same 2005 period. There were no inventory step-up costs in the three month period ended September 30, 2006, compared to $0.5 million in the same 2005 period. Cost of products sold increased by $2.7 million, or 0.3 percent of sales, for share-based payment expense. A primary contributor to the improvement in gross margin was the effect of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.7 percent for the three month period ended September 30, 2006, compared to 5.8 percent in the same 2005 period. R&D increased to $46.7 million for the three month period ended September 30, 2006, from $43.9 million in the same 2005 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics, and $2.1 million of share-based payment expense. We estimate that nearly two-thirds of our R&D spending relates to innovative products and platforms to improve patient quality of life.

SG&A as a percentage of net sales was 40.3 percent for the three month period ended September 30, 2006, compared to 38.8 percent in the same 2005 period. SG&A increased to $330.4 million for the three month period ended September 30, 2006, from $295.8 million in the same 2005 period. SG&A expenses have increased by

$12.2 million, or 1.5 percent of sales, for share-based payment expense. Without the share-based payment expense, SG&A expenses as a percentage of sales were consistent with the same period in 2005.

Acquisition, integration and other expenses for the three month period ended September 30, 2006 were $5.0 million compared to $7.7 million in the same 2005 period. The expenses included integration consulting fees, costs for integrating information technology systems and facility relocation.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended September 30, 2006 increased 6 percent to $254.5 million, from $240.6 million in the same 2005 period. Increased sales, realized operating expense synergies, controlled operating expenses and decreased acquisition, integration and other expenses drove operating profit. These were partially offset by $17.0 million of share-based payment expense.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.2 percent for the three month period ended September 30, 2006, from 29.2 percent in the same 2005 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions as well as the effect of anticipated settlement of certain tax contingencies, offset by the negative impact associated with the expiration of the R&D tax credit. In May 2006, the Tax Increase Prevention and Reconciliation Act (TIPRA) was passed. TIPRA impacts us beginning as of January 1, 2006 and we are currently evaluating the tax impacts of the new legislation.

Net earnings increased 9 percent to $183.3 million for the three month period ended September 30, 2006, compared to $168.6 million in the same 2005 period. The increase was primarily due to higher operating profit, net interest income, and a lower effective tax rate. Basic and diluted earnings per share increased 12 percent and 13 percent, respectively, to $0.76, from $0.68 and $0.67, respectively, in the same 2005 period.

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

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended September 30, 2006 and 2005:

Percent of net sales

	Three Months
	Ended
	September 30,
	2006	2005

Americas	52.8%	53.1%
Europe	35.5	33.9
Asia Pacific	45.1	43.5

In the Americas, operating profit as a percentage of sales decreased due to increased royalties and inventory obsolescence, which was partially offset by a better mix of products sold and controlled selling, general and administrative spending.

European operating profit as a percentage of net sales increased due to controlled selling, general and administrative spending.

Asia Pacific operating profit as a percentage of net sales increased due to improved gross margins, offset partially by higher selling, general and administrative spending.

Nine Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Americas	$1,539.3	$1,448.4	6%	4%	2%	—%
Europe	664.0	640.7	4	8	(2)	(2)
Asia Pacific	358.5	348.7	3	10	(2)	(5)

	$2,561.8	$2,437.8	5	6	—	(1)

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,072.8	$1,015.0	6%	7%	—%	(1)%
Hips	870.2	846.8	3	5	—	(2)
Extremities	55.6	48.6	14	11	4	(1)
Dental	128.7	108.3	19	15	4	—

Total	2,127.3	2,018.7	5	7	—	(2)

Trauma	144.2	134.1	8	7	2	(1)
Spine	131.3	117.8	12	12	—	—
OSP and other	159.0	167.2	(5)	(5)	—	—

Total	$2,561.8	$2,437.8	5	6	—	(1)

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

The Bigliani/Flatow Shoulder Solution and the Anatomical Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws, the M/DN Intramedullary Fixation System, the ITST

Intertrochanteric / Subtrochanteric Fixation System and the Sirus Intramedullary Nail System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT Autotransfusion System, which contributed approximately $22 million in sales during the nine month period ended September 30, 2005.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$700.2	$660.3	6%
Hips	429.6	400.4	7
Extremities	39.0	34.3	13
Dental	77.2	64.4	20

Total	1,246.0	1,159.4	8

Trauma	87.0	79.9	9
Spine	109.1	97.3	12
OSP and other	97.2	111.8	(13)

Total	$1,539.3	$1,448.4	6

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

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$250.9	$236.9	6%
Hips	299.3	302.9	(1)
Extremities	12.7	9.7	31
Dental	32.7	29.9	9

Total	595.6	579.4	3

Trauma	28.0	25.0	12
Spine	17.5	16.6	6
OSP and other	22.9	19.7	16

Total	$664.0	$640.7	4

Europe sales were negatively affected by the German and United Kingdom price decreases and some rotating German hospital strikes. Changes in foreign exchange rates negatively affected knee and hip sales by 3 percent and 2 percent, respectively. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, the Innex Total Knee System and the Zimmer Unicompartmental High-Flex Knee led knee sales. Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales, but was offset by weaker sales of revision and cemented primary stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, PALACOS Bone Cement, Durom Acetabular Components, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also made strong contributions to hip sales.

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

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$121.7	$117.8	3%
Hips	141.3	143.5	(1)
Extremities	3.9	4.6	(15)
Dental	18.8	14.0	35

Total	285.7	279.9	2

Trauma	29.2	29.2	—
Spine	4.7	3.9	18
OSP and other	38.9	35.7	9

Total	$358.5	$348.7	3

Changes in foreign exchange rates negatively affected knee and hip sales by 5 percent. In addition, knee and hip sales were negatively affected by the change in reimbursement rates in Japan. On a volume/mix basis, these significant product categories in our Asia Pacific region were able to experience positive sales growth. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee, led knee sales. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, led hip stem sales. Sales of Durom Acetabular Components and Trabecular Metal Acetabular Cups also exhibited strong growth.

Extremities sales declined due to weaker sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. The ITST Intertrochanteric / Subtrochanteric Fixation System led trauma sales. The ST360º Spinal Fixation System led spine sales. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.6 percent in the nine month period ended September 30, 2006, compared to 77.3 percent in the same 2005 period. There were no inventory step-up costs in the nine month period ended September 30, 2006, compared to $4.6 million, or 0.2 percent of sales in the same 2005 period. Cost of products sold increased by $6.8 million, or 0.3 percent of sales, for share-based payment expense. In the nine month period ended September 30, 2005, approximately $6.5 million, or 0.3 percent, of pre-tax income was reflected in costs of products sold related to the favorable resolution of certain legal and other matters. The other primary contributor to the improvement in gross profit margin was the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects earnings. This was partially offset by increased excess and obsolete expenses related to certain products.

Operating Expenses

R&D as a percentage of net sales was 5.6 percent for the nine month period ended September 30, 2006, compared to 5.3 percent in the same 2005 period. R&D increased to $142.7 million for the nine month period ended September 30, 2006, from $129.6 million in the same 2005 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics, and $6.4 million for share-based payment expense. We estimate that nearly two-thirds of our R&D spending relates to innovative products and platforms to improve patient quality of life. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 39.4 percent for the nine month period ended September 30, 2006, compared to 38.8 percent in the same 2005 period. SG&A increased to $1,010.1 million for the nine month period ended September 30, 2006, from $945.9 million in the same 2005 period. SG&A expenses have increased by $41.6 million, or 1.7 percent of sales, for share-based payment expense. Without the share-based payment expense, SG&A expenses as a percentage of sales have been favorable due to Centerpulse integration related synergies, cost effective resolution of product liability claims and controlled headcount.

Acquisition, integration and other expenses for the nine month period ended September 30, 2006 were $9.5 million compared to $34.7 million in the same 2005 period. The expenses included integration consulting fees, costs for integrating information technology systems and employee termination benefits. These costs were partially offset by a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the nine month period ended September 30, 2006 increased 7 percent to $826.9 million, from $774.0 million in the same 2005 period. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition, integration and other expenses drove operating profit. These were partially offset by $56.0 million of expense related to share-based payment expense.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.8 percent for the nine month period ended September 30, 2006, from 29.9 percent in the same 2005 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions as well as the effect of anticipated settlement of certain tax contingencies, offset by expiration of the R&D tax credit. In May 2006, TIPRA was passed. TIPRA impacts us beginning as of January 1, 2006 and we are currently evaluating the tax impacts of the new legislation.

Net earnings increased 11 percent to $589.8 million for the nine month period ended September 30, 2006, compared to $532.9 million in the same 2005 period. The increase was primarily due to higher operating profit, net interest income, and a lower effective tax rate. Basic and diluted earnings per share increased 12 percent to $2.41 and $2.39, respectively, from $2.16 and $2.13, respectively, in the same 2005 period.

Operating Profit by Segment

The following table sets forth operating profit as a percentage of sales by segment for the nine month periods ended September 30, 2006 and 2005:

Percent of net sales

	Nine Months
	Ended
	September 30,
	2006	2005

Americas	53.0%	52.5%
Europe	40.3	35.2
Asia Pacific	47.1	44.5

In the Americas, operating profit as a percentage of sales increased due to controlled selling, general and administrative spending and partially offset by higher royalties.

European operating profit as a percentage of net sales increased due to controlled selling, general and administrative spending and improved gross margins.

Asia Pacific operating profit as a percentage of net sales increased due to controlled selling, general and administrative spending and improved gross margins.

Liquidity and Capital Resources

Cash flows provided by operating activities were $793.6 million during the nine month period ended September 30, 2006, compared to $627.7 million in the same 2005 period. The principal source of cash was net earnings of $589.8 million. In 2006, we had positive cash flows of $67.6 million from income taxes, primarily related to the utilization of acquired Centerpulse tax attributes. Income tax benefit from stock option exercises by our employees decreased in 2006 to $2.1 million compared to $33.8 million of operating cash flows in 2005. Due to the adoption of SFAS 123(R), the excess tax benefit realized from exercises of non-qualified stock options are recognized as a financing cash flow activity. Operating cash flows from working capital changes for the nine month period ended September 30, 2006 have improved over 2005.

We continue to focus on working capital management. At September 30, 2006, we had 59 days of sales outstanding in trade accounts receivable, which is unfavorable to September 30, 2005, by 1 day and consistent with June 30, 2006. At September 30, 2006, we had 310 days of inventory on hand, unfavorable to September 30, 2005 by 7 days and unfavorable to June 30, 2006 by 37 days. We have increased inventory days compared to the prior year due to a relatively high number of new product launches in the second half of 2006. The third quarter increase over second quarter reflects the pattern of seasonality in our reconstructive business and the sensitivity of our days inventory on hand method of calculation based on quarterly results.

Cash flows used in investing activities were $174.7 million in the nine month period ended September 30, 2006, compared to $204.8 million used in investing in the same 2005 period. Additions to instruments during the nine month period ended September 30, 2006 were $93.0 million, compared to $129.6 million in the same 2005 period. The decrease in instrument purchases compared to 2005 is the result of high rates of penetration already achieved with MIS instruments across our base of customers. Additionally, we have been able to successfully in-source instruments at lower costs. In 2006, we expect purchases of instruments to approximate $125 million as we continue to invest in instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during the nine month period ended September 30, 2006 were $84.4 million, compared to $65.5 million in the same 2005 period. The increase was primarily related to facility expansions and systems in Warsaw, Indiana. During 2006, we expect purchases of other property, plant and equipment to approximate $130 million, as a result of ongoing facility expansions in Warsaw, Indiana, and further productivity related investments. We realized proceeds of $16.2 million in the nine month period ended September 30, 2006, from the sale of our Austin, Texas facility and land.

Cash flows used in financing activities were $583.0 million for the nine month period ended September 30, 2006, compared to $482.1 million used in financing activities in the same 2005 period. We repaid $550.0 million of debt in the nine month period ended September 30, 2005, and elected not to repay any of our remaining debt balance in the nine months ended September 30, 2006. With our excess cash, we repurchased $630.9 million of our common stock in the nine month period ended September 30, 2006. Proceeds from our stock compensation plans have decreased in the nine month period ended September 30, 2006, compared to the same 2005 period due to fewer employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $100.9 million outstanding under the Senior Credit Facility at September 30, 2006, and therefore, our available borrowings were $1,249.1 million. The $100.9 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2006.

We also have available uncommitted credit facilities totaling $61 million.

In 2004, we acquired Implex Corp. (“Implex”). The terms of the Implex acquisition include additional cash earn-out payments that are contingent on the year-over-year growth of Implex product sales through 2006. We have paid $104.5 million of earn-out payments through September 30, 2006, including $8.5 million paid in 2006. We estimate remaining payments, which will occur in 2006, to be in a range from $20 million to $30 million. The Company has no further earn-out obligations for the Implex acquisition beyond 2006.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. As of September 30, 2006, we had repurchased 10.0 million shares of common stock with an aggregate purchase price of $634.8 million. We may use some of our excess cash to repurchase additional common stock under this program.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, is sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In June 2006, The Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings [and other accounts as applicable]. We have not determined the effect, if any, the adoption of FIN 48 will have on our financial position and results of operations.

In September 2006, the Financial Accounting Standards Board issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which requires that the full funding status of defined benefit pension and other postretirement plans be recognized on the balance sheet as an asset (for overfunded plans) or as a liability (for underfunded plans). In addition, SFAS 158 requires recognition in other comprehensive income the gains or losses and prior service costs or credits that are not yet included as components of periodic benefit expense. Finally, SFAS 158 requires that the measurement of defined benefit plan assets and obligations be as of the balance sheet date. We will adopt SFAS 158 as of December 31, 2006 and we have not determined the effect the adoption will have on our financial position.

On September 13, 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides a single quantification framework that requires public companies to use both the “roll-over” and “iron curtain” methods in quantifying prior year misstatements, referred to as the “dual approach.” SAB 108 allows for prior year corrections that are not material to prior year (i.e., a restatement is not necessary) and material to the current year to be recorded through retained earnings with prior year financial statements corrected in future filings. SAB 99, “Materiality”, has not been changed and continues to be the guidance for assessing materiality through both quantitative and qualitative factors. We will adopt SAB 108 as of December 31, 2006 and we do not expect the adoption to have a material effect on our financial position or results of operations

Critical Accounting Estimates

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

There were no other changes in the three and nine month periods ended September 30, 2006 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of the end of the period covered by this report, are effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 10 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as reported in any previously filed Quarterly Report of Form 10-Q, there have been no material changes from the risk factors disclosed in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2006:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

July 2006	425,000	57.56	425,000	$655,211,846
August 2006	4,368,700	$66.38	4,368,700	365,212,607
September 2006	—	—	—	365,212,607

Total	4,793,700	$65.60	4,793,700	$365,212,607

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain tax related services which represent non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 and Amendment No. 2 to the Restated By-Laws of Zimmer Holdings, Inc.
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ Sam R. Leno
Sam R. Leno
Executive Vice President, Finance and
Corporate Services and Chief Financial Officer

Date: November 8, 2006

By:	/s/ James T. Crines
James T. Crines
Senior Vice President, Finance, Operations and
Corporate Controller and Chief Accounting Officer

Date: November 8, 2006