Form 10-K
period 2006-12-31
ZIMMER HOLDINGS INC
filed 2007-02-28
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For year ended December 31, 2006
Commission file number 001-16407
ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)
345 East Main Street, Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (574) 267-6131
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer  ☐
Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes ☐         No ☑
The aggregate market value of shares held by non-affiliates was $13,780,396,086 (based on closing price of these shares on the New York Stock Exchange on June 30, 2006, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 15, 2007, 237,163,344 shares of the registrant’s $.01 par value common stock were outstanding.
Documents Incorporated by Reference

Document	Form 10-K

Portions of the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

     This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations that we describe in Part I, Item 1A – Risk Factors of this report. We may update that discussion in Part II, Item 1A – Risk Factors in a Quarterly Report on Form 10-Q we file hereafter. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Table of Contents	Page

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

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
     Zimmer Holdings was incorporated in Delaware in 2001. Our history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, Indiana. On August 6, 2001, Zimmer Holdings was spun off from its former parent and became an independent public company.
     In October 2003, we finalized our acquisition of Centerpulse AG (“Centerpulse”), a Switzerland-based orthopaedics company and the leader in the European reconstructive market. In addition to providing us with a leading position in the European orthopaedic reconstructive implant market, the Centerpulse acquisition furnished us with a platform in the growing spine and dental implant markets.
     In April 2004, we acquired Implex Corp. (“Implex”), now known as Zimmer Trabecular Metal Technology, Inc., a company with which we had a distribution and strategic alliance since 2000 for the commercialization of reconstructive implant and trauma products incorporating Trabecular Metaltm Technology. Trabecular Metal Technology is made of the highly biocompatible element Tantalum and it resembles natural bone in its porosity, structural strength and bending characteristics, making it an attractive choice for orthopaedic implants.
     We acquired Musculoskeletal Management Systems, LLC, more commonly known as The Human Motion Institute (“HMI”), in June 2006. HMI is a hospital efficiency consulting business focused on orthopaedics and its programs are designed to enable hospitals to build volumes, improve patient care and increase margins. The HMI acquisition has provided us a platform upon which to further execute and expand our strategic initiatives related to healthcare economics.
     In 2006, we redefined our overall corporate strategies to focus on our ability to ENABLE, INNOVATE and GROW as our industry and business evolves. Each of these redefined corporate strategies is linked with three underlying initiatives. Under our corporate strategy to ENABLE, we have established initiatives pertaining to Educational Leadership, Healthcare Economics, and New Audiences. In addition, concerning our redefined corporate strategy to INNOVATE, we are focusing on initiatives dedicated to Biologics, Advanced Designs and Materials, and Zimmer® SmartTools Solutions. Finally, with regard to our corporate strategy to GROW, we have identified initiatives regarding Women’s Musculoskeletal Health, Expanding Spine and Dental, and Continued Infrastructure Investments.
     We expect that, together, these strategic initiatives that we redefined in 2006 will guide our business for the foreseeable future. Additional information concerning our redefined strategic initiatives can be found below in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
CUSTOMERS, SALES AND MARKETING

     Our primary customers include musculoskeletal surgeons, neurosurgeons, oral surgeons, dentists, hospitals, distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons.
     We have operations in more than 24 countries and market products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. We manage our operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Detailed financial and other information regarding our reportable geographic segments can be found in Note 13 to the Consolidated Financial Statements, which are included in this report under Item 8.
     We market and sell products through three principal channels: 1) direct to health care institutions, such as hospitals, or direct channel accounts, 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers, and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Direct channel accounts represented more than 80 percent of our net sales in 2006. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2006.
     We stock inventory in our warehouse facilities and retain title to consigned inventory in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and quantities required to maintain service levels. We also carry

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

trade accounts receivable balances based on credit terms that are generally consistent with local market practices.
     We utilize a network of sales associates, sales managers and support personnel, most of whom are employed by independent distributors and sales agencies. We invest a significant amount of time and expense in training sales associates in such areas as product features and benefits, how to use specific products and how to best inform surgeons of product features and uses. Sales force representatives rely heavily on strong technical selling skills, medical education and the ability to provide technical support for surgeons.
     In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to musculoskeletal surgeons and the medical procedures they perform, in part, by sponsoring medical education events. In 2006, we sponsored more than 1,800 medical education events and meetings with and among musculoskeletal surgeons around the world.
     Americas. The Americas is our largest geographic segment, accounting for $2,076.5 million, or 59 percent, of 2006 net sales, with the United States accounting for 95 percent of net sales in this region. The United States sales force consists of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.
     In this region, we contract with group purchasing organizations and managed care accounts and have promoted unit growth by offering volume discounts to customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. Generally, we are designated as one of several preferred purchasing sources for specified products, although members are not obligated to purchase our products. Contracts with group purchasing organizations generally have a term of three years with extensions as warranted.
     A majority of hospitals in the United States belong to at least one group purchasing organization. In 2006, individual hospital orders purchased through contractual arrangements with such group purchasing organizations accounted for approximately 58 percent of our net sales in the United States. Contractual sales were highest through Novation, LLC, Premier Purchasing Partners, L.P., and Health Trust Purchasing Group, representing 32 percent, 16 percent and 8 percent, respectively, of net sales in the United States. No individual end-user, however, accounted for over 1 percent of our net sales, and the top ten end-users accounted for approximately 4 percent of our aggregate net sales in the United States.
     In the Americas, we monitor and rank independent sales agents across a range of performance metrics. We evaluate and reward independent sales agents based on achieving certain sales targets and on maintaining efficient levels of working capital. We set expectations for efficient management of inventory and provide independent sales agents an incentive to aid in the collection of receivables.
     Europe. The European geographic segment accounted for $931.1 million, or 27 percent, of 2006 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for more than 77 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this region is comprised of independent distributors, commissioned agents, direct sales associates and sales support personnel. In Europe, we emphasize the advantages of our clinically proven, established designs and innovative solutions, such as minimally invasive surgical procedures and technologies and new and enhanced materials and surfaces.
     Asia Pacific. The Asia Pacific geographic segment accounted for $487.8 million, or 14 percent, of 2006 net sales, with Japan being the largest market within this segment, accounting for approximately 58 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with musculoskeletal surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of our sales associates play a critical role in providing service, product information and support to surgeons. We intend to continue to sponsor medical education and training programs in the region relating to orthopaedic surgery. The key marketing and educational activities in the region center on minimally invasive surgical procedures and technologies, increased range of motion and improved patient outcomes.
SEASONALITY

     Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and holiday seasons.
DISTRIBUTION

     We generally ship our orders via expedited courier. Our operations support local language labeling for shipments to the European Union member countries. We operate distribution facilities domestically in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; and, internationally, in Australia, Belgium, Canada, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom. Our backlog of firm orders is not considered material to an understanding of our business.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

PRODUCTS

     Our products include joint and dental reconstructive orthopaedic implants, spinal implants, trauma products, and related orthopaedic surgical products. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Orthopaedic surgeons and neurosurgeons use spinal implants in the treatment of degenerative diseases, deformities and trauma. Trauma products are used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Information about product sales can be found in Item 7 of this report.
Orthopaedic Reconstructive Implants

Minimally Invasive Solutions Procedures and Technologies
     In 2006, we continued to expand our efforts to apply minimally invasive surgical techniques to orthopaedic surgery, which we refer to as Minimally Invasive Solutionstm (MIS) Procedures and Technologies. The principal goals of these MIS Technology efforts are to reduce the hardships of having a total joint replacement, such as the time a patient must spend in rehabilitation, pain reduction and lost time from work. We have used The Zimmer Institute, with its main facility located at our global headquarters, and satellite centers, to facilitate the training of over 6,200 surgeons on several MIS Procedures. In 2006, we trained nearly 2,000 surgeons through The Zimmer Institute network.
     We work directly with several global medical centers to evaluate and refine advanced minimally invasive knee and hip replacement procedures. We have 25 existing partnerships to provide surgeon education at The Zimmer Institute and its satellite locations.
     We continue to work with our global network of medical centers and leading surgeons to evaluate and refine our MIS procedures. As refinements occur, they are incorporated into our course curriculum. For example, in December 2006, we assembled a panel of experts in the Zimmer® MIS 2-Incisiontm Total Hip Replacement Procedure in Warsaw, Indiana to discuss opportunities to further improve this already successful procedure.
     In the latter part of 2006, we introduced our MIS Anterior Supine Total Hip Replacement Procedure. This procedure can be performed using a traditional operating room table that decreases surgical time and capital costs and allows for more accurate assessment of leg length and joint stability.
     Throughout 2006, we continued to develop navigation systems, through the use of image-guided surgical technology, to aid in the placement of instrumentation and implants where navigation is difficult due to the small incisions necessary in effectuating minimally invasive procedures. We trained nearly 50 surgeons in the use of electromagnetic Computer Assisted Surgery-enabled knee replacement procedures. This technology continues to improve.
     We are focused on commercializing existing MIS Technique approaches and investigating new ways to apply MIS Technology principles to additional procedures and products.

Knee Implants
     Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articular surface (placed on the tibial tray). Knee replacement surgeries include first-time, or primary, joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining (CR) designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized (PS) designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side, or compartment, of the knee with a unicompartmental knee prosthesis.
     Our portfolio of MIS Techniques includes the MIS Mini-Incision Total Knee Procedures and the MIS Quad-Sparingtm Total Knee Replacement Procedure, with the incorporation of Computer Assisted Surgery-enabled electromagnetic navigation capability. The MIS Mini-Incision Total Knee Instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues. The MIS Quad-Sparing Total Knee Procedure features advanced instrument concepts which allow surgeons to perform the total knee arthroplasty through a 7-10 cm incision without cutting the patient’s muscles or tendons.
     We offer a wide range of products for specialized knee procedures, including the following:
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

          The NexGen Legacy® Posterior Stabilized Knee product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities were augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee (the “LPS-Flex Knee”), a high-flexion implant that has the potential to accommodate knee flexion up to a 155-degree range of motion in some patients.
          The NexGen CR product line is designed to be used in conjunction with a functioning posterior cruciate ligament. The NexGen CR-Flex Fixed Bearing Knee is designed with components to provide a greater range of motion for patients who require deep bending in their daily activities. The NexGen CR-Flex Femoral Components allow the surgeon to adjust component sizing without removing additional bone.
          The NexGen Revision Knee product line consists of several different products that are designed to provide clinical solutions to surgeons for various revision situations, including a bone augmentation implant system made from our Trabecular Metal Technology material. These augments are designed to address significant bone loss in revision surgery.
          We introduced NexGen Knee Gender Solutionstm Femorals in 2006. These represent the first knee implants specifically shaped to offer fit and function optimized for anatomic features that are more commonly seen in female patients. This is our first Gender implant and is now an important strategic focus for us, as more than half of total knee arthroplasty patients are female. Gender Solutions Femorals are available in both CR-Flex and LPS-Flex configurations.
          We offer improved polyethylene performance in the NexGen Knee System with our conventional polyethylene and Prolongtm Highly Crosslinked Polyethylene, which offers reduced wear, resistance to oxidation, pitting and cracking and is the only insert cleared by the United States Food and Drug Administration (FDA) for resistance to delamination. Prolong Highly Crosslinked Polyethylene is available in both NexGen CR-Flex and LPS-Flex designs.
          The Natural-Knee® II System. The Natural-Knee II System consists of a range of interchangeable, anatomically designed implants which include a proprietary Cancellous-Structured Titaniumtm (CSTitm) Porous Coating option for stable fixation in active patients and Durasul® Highly Crosslinked Polyethylene. We launched new Natural-Knee II MIS instruments in December 2004 which are designed to accommodate a smaller incision.
          The Innex® Total Knee System. The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering, the availability of differing levels of articular constraint and the Innex Revision Knee components provide for a comprehensive mobile and fixed bearing knee system. The Innex Knee System is distributed in Europe and Asia Pacific, and is not available for commercial distribution in the United States.
          The Zimmer® Unicompartmental High-Flex Knee System. The Zimmer Unicompartmental High-Flex Knee System offers a high flexion design to unicompartmental knee surgery. The high flexion product was designed specifically for MIS Procedures and Technologies. The system offers the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes.

Hip Implants
          Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first time, or primary, joint replacement as well as revision procedures. Approximately 40 percent of hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone. The remaining are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies.
          Our portfolio of MIS Techniques includes the Zimmer MIS 2-Incision, the Zimmer MIS Posterior, and the Zimmer MIS Anterolateral Techniques. The incision for a traditional open hip primary replacement may be approximately 12 inches long. Other less invasive approaches, such as a “mini” incision for hips, have been in existence for some time. Since January 2004, surgeons have been able to use a computer image-guided MIS 2-Incision Hip Procedure with technology and instrumentation co-developed by us and our MIS Technologies computer navigation partner, Medtronic, Inc. We received a U.S. patent for our MIS 2-Incision Hip Procedure in 2004.
     Our key hip replacement products include:
          VerSys® Hip System. The VerSys Hip System is supported by a common instrumentation set and is an integrated family of hip products with design-specific options to meet varying surgical philosophies and patient needs. The VerSys Hip System includes the following features: a variety of stem designs and fixation options for both primary and revision situations, a modular design that allows for a variety of femoral heads, optimal sizing selections, and a common instrumentation set for use with virtually all VerSys Stems.
          Trabecular Metal Primary Hip Prosthesis. The Trabecular Metal Primary Hip Prosthesis product was our first utilization of Trabecular Metal Technology on a hip prosthesis. The prosthesis utilizes a unique proximal design to aggressively lock the prosthesis in the bone and provide for an optimized environment for bony ingrowth to occur into the highly porous Trabecular Metal material.
          Zimmer® M/ L Taper Prosthesis. The Zimmer M/ L Taper Prosthesis offers a dual wedge and proximally porous coated design that was based on long term clinically proven concepts. The M/ L Taper has become widely used in MIS Procedures due to its overall design and ease of use. Specific

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

instruments have been developed to facilitate the insertion of the Zimmer M/ L Taper Hip Prosthesis through the MIS Anterolateral Technique.
          Alloclassic® Zweymüller® Hip System. The Alloclassic Zweymüller Hip System has become the most used, primary, cementless hip in the world. This is one of the few stems available today that is practically unchanged since its introduction in 1979. A new offset design was added in 2004 and offers the surgeon increased capability to restore the patient’s anatomical joint movement.
          CLS® Spotorno® Hip Stem. The CLS SpotornoStem is one of our largest selling hip prostheses, especially in the European markets. Additions to the product line in 2004 provided the capability for restoration of the physiological center of rotation. The CLS Spotorno Stem has excellent clinical results, confirmed by the 2004 Swedish Hip Registry with a 100 percent implant survivorship after 11 years.
          Trilogy® Acetabular System. The Trilogy Acetabular System, including titanium alloy shells, polyethylene liners, screws and instruments, is our primary acetabular cup system. The Trilogy family of products offers versatile component designs and instrumentation. One option, the Longevity® Highly Crosslinked Polyethylene Liner, is designed to address the issue of wear and reduce the generation of debris in total hip arthroplasty. Polyethylene debris may cause the degeneration of bone surrounding reconstructive implants, a painful condition called osteolysis. We began offering the Trabecular Metal Modular Primary Acetabular System in 2004. This particular product incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal Material. In addition to the Trabecular Metal Acetabular System, we also offer a Trabecular Metal Revision Acetabular Shell for advanced fixation in acetabulae with insufficient bone.
          Alternative Bearing Technology. We have a broad portfolio of alternative bearing technologies which include Longevity and Durasul® Highly Crosslinked Polyethylenes, Metasul® Metal-on-Metal Articulation and Cerasul® and Trilogy AB® Ceramic-on-Ceramic Articulation. Alternative bearings are designed to minimize wear over time, potentially increasing the longevity of the implant. In 2006, we received approval from the FDA to market the Trilogy AB Acetabular System.
          Durom® Hip Resurfacing System. This product is particularly suited to patients who are at risk of requiring multiple hip replacements over their lifetimes since it preserves the patient’s healthy bone stock. A primary objective of this system is to allow the patient to return to an active lifestyle. The Durom System uses the highly wear resistant Metasul Metal-on-Metal Technology as the bearing surface for the implant design. Since 1988, Metasul Technology has been used successfully for total hip replacement. Today’s metal-on-metal technology is the result of nearly two decades of development, research and clinical evaluation, which formed the foundation for the Durom Hip Resurfacing System. The option of the large diameter heads offers the advantage of a low-wear solution while providing greater joint stability and high range of motion in combination with the wide range of cemented and uncemented femoral implants. We received 510(k) approval from the FDA on the Durom Acetabular Shell and associated large diameter Metasul Heads in 2006.
          PALACOS®1Bone Cement. In 2005, we acquired exclusive United States distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH, a world leader in the development and production of orthopaedic bone cement products and other healthcare technologies. We also have non-exclusive distribution rights in specific geographies outside of the United States. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamiacin pre-mixed in the formulation, which is used by the orthopaedic surgeon to reduce the risk of postoperative infection. The product’s handling characteristics make it well-suited for minimally invasive procedures.

Extremity Implants
          Our extremity implants, primarily shoulder and elbow products, are designed to treat arthritic conditions and fractures, as well as to enhance the outcome of primary or revision surgery.
          Bigliani/ Flatow® Complete Shoulder Solution Family. The Bigliani/ Flatow product line combined with the Trabecular Metal Humeral Stem gives us a significant presence in the global shoulder implant market.
          Trabecular Metal Reverse Shoulder System. Introduced in 2006, the Trabecular Metal Reverse Shoulder System incorporates advanced materials to offer improved orthobiological ingrowth potential through the utilization of Trabecular Metal Technology, while addressing significant loss of rotator cuff function. The reverse shoulder system is designed to restore function to patients who, because of debilitating rotator cuff tears, are not candidates for traditional shoulder surgery and have exhausted other means of repair.
          Anatomical Shouldertm System. The Anatomical Shoulder System can be tailored to each patient’s individual anatomy. This portfolio of products was further expanded into the United States in 2006 to include the Anatomical Shoulder Inverse/Reverse System, designed to address significant loss of rotator cuff function. Additionally, we

1 Registered Trademark of Heraeus Kulzer GmbH.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

introduced a fracture stem into this system in 2006. Both the primary and fracture shoulder implants can be converted to a reverse shoulder without removal of the initial implant.
          Zimmer® Collagen Repair Patch. This biological patch is used for the repair of rotator cuff injuries in the shoulder. This product can aid in reinforcing rotator cuff tears and help provide predictable strength of repair. The underlying technology was developed by Tissue Science Laboratories plc (TSL) of the United Kingdom, with whom we have an exclusive distribution agreement.
          Coonrad/Morrey Total Elbow. The Coonrad/Morrey Total Elbow product line is a family of elbow replacement implant products.

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
     In 2006, Zimmer Dental opened a specialized Zimmer Institute training center dedicated to helping clinicians further their knowledge, skills and confidence essential for the practice of contemporary implant dentistry.

Dental Reconstructive Implants
     Our dental reconstructive implant products and surgical and restorative techniques include:
          Tapered Screw-Vent® Implant System. Our highest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent System, with its two-stage design, was developed to minimize valuable chair time for restorations. Featuring a patented internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent Product is a technologically advanced dental implant offering features designed to allow the clinician to meet the needs of patients even in the most demanding circumstances. The introduction in 2006 of the Zimmer® One-Piece Implant System, designed to complement the success of the Tapered Screw-Vent System, enhances this product line by offering clinicians a fast, convenient restorative option.
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

Dental Restorative Products
     We commercialize products for the aesthetic market aimed at providing a more natural restoration. We offer a full line of prosthetic devices for each of the above dental implant systems as well as a custom solution, as follows:
          Zimmer® Hex-Locktm Contour Abutment and Restorative Products. Designed to be used with our Tapered Screw-Vent and One-Piece Implant Systems, our contour lines are an off-the-shelf solution for immediately addressing the diversity of patients’ needs. Featuring prepared margins, titanium and ceramic options, and snap-on impression caps, our abutments are designed to simplify the restoration process, save time for clinicians and technicians, and offer versatility.
          Atlantis®2 Abutment. We market the Atlantis Abutment System through an agreement with Atlantis Components, Inc. This product allows for a custom made restoration improving aesthetic results in dental implant procedures. The abutments use a patented process that employs 3-D optical scanning, automated design software and integrated machining to manufacture individualized components for the dental implant market. Atlantis Abutments are available in titanium and ceramic.

Dental Regenerative Products
     We market the following product lines for use in regenerative techniques in oral surgery:
          Puros® Allograft Products. The Puros Material is an allograft grafting material which utilizes the Tutoplast®3 Tissue Processing Technique that provides exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental offers five distinct Puros Allograft products to use together or separately for various bone and soft tissue grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate, Puros Block Allografts, Puros Pericardium Membranes, and Puros Dermis Membranes. We market the Puros Allograft Products through an agreement with Tutogen Medical, Inc.
     During 2006, within our Dental division, we released the Zimmer Hex-Lock Contour Abutment, Contour Ceramic Abutment, Contour Restorative Components, and the Atlantis Ceramic Abutment. Designed to mimic our successful Tapered Screw-Vent and the new aesthetic Contour restorative products, we introduced the Zimmer One-Piece Implant System, a single-stage line which can make immediate restoration easier and more convenient for the surgical

2 Trademark of Atlantis Components, Inc.
3 Registered Trademark of Tutogen Medical, Inc.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

and restorative team. In 2006, we expanded our regenerative product portfolio, entering the soft tissue grafting market, with the addition of Puros Pericardium and Dermis Membranes, and we expanded distribution of the Puros product lines into Canada and Latin America. We also introduced new, color-coded packaging for all of our dental implant lines and a Zimmer® Surgical Motor System.
Spine Implants
     Our Spine division, located in Minneapolis, Minnesota, designs, manufactures and distributes medical devices and surgical instruments that provide comprehensive spine care solutions for patients with back pain, neck pain, degenerative disc conditions and injuries due to trauma. Zimmer Spine offers orthopaedic surgeons and neurosurgeons a full range of devices for posterior and anterior applications, including products in Interbody Fusion, Cervical, Thoracolumbar, Dynamic Stabilization and Biologic applications.
     Our spine product offerings include:
          Dynesys®4 Dynamic Stabilization System. The Dynesys System is used in the treatment of lower back and leg pain in skeletally mature patients. Developed to bring the lumbar vertebrae into a more natural anatomical position while stabilizing the affected segments, the Dynesys System uses flexible materials threaded through pedicle screws rather than rigid rods or bone grafts alone or as an adjunct to fusion.
          ST360°® Spinal Fixation System. The ST360° Spinal Fixation System combines polyaxial screws and lateral connectors into a single system. The combination of polyaxial screws and lateral connectors reduces the potential for transferring loads, during assembly, between rods and screws that are not perfectly aligned.
          Optimatm5 ZS Spinal Fixation System. The Optima ZS Spinal Fixation System is a low-profile, in-line, polyaxial pedicle screw design incorporating three-dimensional adjustability while allowing for simple, stable construct assembly.
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
          Puros Allograft Products. We continue to sell traditional and specialty Puros Allograft Bone Products through our exclusive U.S. and Canadian distribution agreements with Tutogen Medical, Inc. Puros Products consist of traditional and specialty grafts which are produced from donated human tissues, preserved with Tutogen’s patented Tutoplast®6Process of tissue preservation. The Tutoplast Process is a proprietary tissue processing system designed to significantly reduce the amount of cells, bone marrow and lipid components from processed allograft bone and connective tissue while preserving the extra-cellular matrix (collagen and mineral components).
          CopiOs® Bone Void Filler. CopiOs Bone Void Filler is a collagen-based synthetic bone graft material formed into pads of various sizes for surgical implantation. It is intended for filling bone voids resulting from trauma or created by a surgeon.
Trauma
     Trauma products include devices used primarily to stabilize damaged or broken bones and tissues to support the body’s natural healing process. The most common surgical stabilization of bone fracture involves the internal fixation of bone fragments. This stabilization can involve the use of a wide assortment of plates, screws, nails, wires and pins. In addition, external fixation devices may be used to stabilize fractures or correct deformities by applying them externally to the limb. We are focusing on aligning our trauma products with MIS Procedures and on integrating orthobiologics and other next-generation technologies into our trauma solutions.
     In 2005, we formed a standalone Zimmer Trauma division based in Warsaw, Indiana in order to compete more effectively against the companies that have been traditional market leaders in the field. We offer a comprehensive line of trauma products, including:
          M/DN® Intramedullary Fixation, Sirus® Intramedullary Nail System, and I.T.S.T.® Intertrochanteric/Subtrochanteric Fixation System. The M/DN, Sirus and I.T.S.T. Intramedullary Nailing Systems are utilized for the internal fixation of long bone fractures. The systems include specialized instrumentation that allow the nails to be put in using a minimally invasive approach that can help improve patient recovery times. The I.T.S.T. Nail System helps surgeons treat patients with fractures of the hip and proximal femur. Most of these fractures occur in patients with osteoporosis. In 2006, new instrumentation was introduced for the I.T.S.T. System to enable the use of the nail through an MIS approach, which helps encourage early patient ambulation. Sirus Nails are highly anatomic, designed to match patients of every size. The nails and associated implants are made from titanium, a material which is preferred by many surgeons. The Sirus Nails, originally sold only in Europe and parts of Asia Pacific, have recently been

4 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion.
5 Trademark of U & J Corporation
6 Trademark of Tutogen Medical, Inc.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

introduced into the United States, Japan and other key markets.
          NCB® Locking Plate System. The titanium NCB Locking Plates deliver the ability for surgeons to target screws with polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures of the distal femur, proximal humerus and proximal tibia.
          Zimmer® Periarticular Locking Plate System. The Zimmer Periarticular Locking Plate System combines the advanced design techniques with locking screw technology to create constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices. With the worldwide release of MIS instrumentation, these plates can be applied using a minimally invasive technique which minimizes additional trauma to the bones and soft tissues.
          Zimmer® Universal Locking System. The Zimmer Universal Locking System is a comprehensive system of stainless steel plates, screws and instruments for fracture fixation. The Universal Locking System plates resemble standard plates, but have figure-8 shaped holes that will accommodate standard or locking screws on either side of the hole. As a result, the plate can be used, depending upon the fracture situation, as a compression plate, a locked internal fixator or as an internal fixation system combining both techniques.
Orthopaedic Surgical Products
     We develop, manufacture and market surgical products that support our reconstructive, trauma, spinal and dental product systems in the operating room environment with a focus on blood management, surgical wound site management, pain management and patient management products. Our orthopaedic surgical products include:
          A.T.S.® Tourniquet Systems. The A.T.S. Tourniquet Systems Product Line is a family of tourniquet machines and cuffs designed to safely create a bloodless surgical field. The machines include the A.T.S. 3000 Tourniquet, which utilizes patented technology to determine a patient’s proper “Limb Occlusion Pressure” based on the patient’s specific physiology. The range of cuffs which complement the machines provide the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.
          Surgical Power Tools and Consumables. In 2006, we obtained United States distribution rights for the Brasseler USAtm1 Orthopaedic Power System (BOPS) for large bone applications and the Pneumicro®1 system for small bone applications. In addition, we also market a complete line of consumable blades and burs to be utilized with the Brasseler Orthopaedic Power System and Pneumicro system, as well as most competitive power tool Systems.
          Zimmer® Ambulatory Pump. This line of products in our portfolio is designed to provide physicians an alternative method for post-operative pain management. The elastomeric pump contained in the kit is provided by Baxter Healthcare and delivers non-systemic analgesic medications for surgical site infusions or regional nerve blockades. In addition, certain models in this portfolio offer the patient the ability to deliver a bolus of medication in order to address break-through pain.
          Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems. These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are completely disposable to reduce the risk of cross contamination.
ORTHOBIOLOGICS

     Our research and development efforts include an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects. We are working on orthobiological solutions to repair and regenerate damaged or degenerated orthopaedic tissues. These materials offer the possibility of treating damaged joints by orthobiological repair rather than replacing them with inert materials. A sampling of some of our key projects in the Orthobiologics area is set forth below.
     We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral and osteochondral cartilage grafts for cartilage repair. ISTO is developing cartilage regeneration and cell-based therapies using cartilage cells from juvenile donor hyaline cartilage, with initial applications focused upon knee joints and spinal discs. A Phase I clinical trial (IND) is currently underway for Neocartilage, a living tissue-engineered graft under investigation for the restoration of cartilage defects, reestablishment of joint function and relief of pain in the knee. We plan to market the product as DeNovo® ET Engineered Tissue Graft. The DeNovo NT Natural Tissue Graft, another cartilage repair product we are developing in conjunction with ISTO, consists of juvenile chondrocytes in the form of minced cartilage tissue. We expect to begin marketing this product in late 2007.
     We have worldwide exclusive distribution rights for genetically engineered xenogeneic porcine tissues for orthopaedic applications from Revivicor, Inc., which has an advanced transgenic technology platform for the production of tissues and cells. We are centralizing our initial efforts on the development of technologies for orthopaedic applications, including the repair and replacement of damaged tendon, ligament, meniscus, cartilage, bone and spinal nucleus tissues.

1 Trademarks of Brasseler USA, Inc.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

     As mentioned above under the caption “Extremity Implants”, our orthobiological patch aids in repair of rotator cuff injuries in the shoulder. The underlying technology was developed by TSL and is being marketed by us as the Zimmer Collagen Repair Patch.
     Many orthopaedic surgical procedures use bone grafts to help regenerate lost or damaged bone. As noted above, our Spine and Trauma divisions introduced a technologically-advanced synthetic bone graft material, CopiOs Bone Void Filler. This synthetic material is similar to an individual’s cancellous bone and is used to fill these bone voids or defects. It can be soaked in an individual’s own bone marrow to localize biologic components necessary for bone growth to aid in healing, and it is completely replaced by natural bone during the healing process.
RESEARCH AND DEVELOPMENT

     We have extensive research and development activities to introduce new surgical techniques, materials, orthobiologics and product designs. The research and development functions work closely with our strategic brand marketing function. The rapid commercialization of innovative new materials, orthobiologics products, implant and instrument designs, and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.
     Among the numerous new product launches, we released the industry’s first Gender Solutions Knee Femoral, the Trabecular Metal Primary Hip Prosthesis, the Trabecular Metal Acetabular Revision System, the Durom Acetabular Cup with Metasul Large Diameter Heads, the VerSys Epoch® Composite Hip Stem, the Trilogy AB Ceramic-on-Ceramic Acetabular System, the Zimmer Reverse and Inverse Anatomical Shoulder Systems, the MIS Femoral Nailing Solution, the NCB Plating System, the Trinica Anterior Lumbar Plate System, the Dynesys Dynamic Stabilization System with hydroxyapatite (HA)-coated screws, Trabecular Metal Thoracolumbar Components and the CopiOs Bone Void Filler Sponge. Other new product, surgical technique and instrument introductions in the orthopaedic reconstructive implants, spine implants, trauma, orthopaedic surgical products and orthobiologics product categories are more fully described above under the captions “PRODUCTS” and “ORTHOBIOLOGICS”. These and other new products introduced in the last three years accounted for approximately 24 percent of 2006 total sales, exceeding our new products sales goal of 15 to 20 percent of total sales on an annual basis.
     We are broadening our product offerings in each of the product categories and exploring new technologies that have applications in multiple areas. For the years ended December 31, 2006, 2005 and 2004, we spent $188.3 million, $175.5 million and $166.7 million, respectively, on research and development. The increased research and development expenditures have accelerated the output of new orthopaedic and dental reconstructive implants, spine and trauma products, including advanced new materials, product designs and surgical techniques. Our primary research and development facility is located in Warsaw, Indiana. In 2006, we made significant progress on our research and development facility expansion project in Warsaw and construction is nearly complete. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2006, we employed more than 550 research and development employees worldwide.
     We will continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances.
GOVERNMENT REGULATION AND QUALITY SYSTEMS

     We are subject to government regulation in the countries in which we conduct business. It is our policy to comply with all regulatory requirements governing our operations and products, and we believe that the research, development, manufacturing and quality control procedures that we employ are in material compliance with all applicable regulations.
     In the United States, numerous regulations govern the development, testing, manufacturing, marketing and distribution of medical devices, including, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The FDA regulates product safety and efficacy, laboratory, clinical and manufacturing practices, labeling and record keeping for medical devices and post market surveillance to identify potential problems with marketed medical devices. A few of the devices we develop and market are in a category for which the FDA has implemented stringent clinical investigation and pre-market approval requirements. All of our products marketed in the United States have been cleared or approved by the FDA. The FDA has the authority to: halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices. There are also certain requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.
     In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. These regulations require companies that wish to manufacture and distribute medical devices in European Union member countries to provide CE marking of their products. We maintain an ISO certified quality system and comply with the requirements of the Medical Device Directive which, together, enable us to apply the CE mark to

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

products in those jurisdictions that require it (Europe, Canada, Australia and New Zealand).
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
     We are committed to providing high quality products to our customers and we have implemented modern quality systems and concepts throughout the organization. The quality assurance department supervises our quality systems. Senior management is actively involved in setting quality policies and managing internal and external quality performance. Our regulatory affairs and compliance department is responsible for assuring compliance with all applicable regulations, standards and internal policies.
     We have initiated numerous quality improvement programs and all of our manufacturing operations are certified to ISO 13485:2003 global standard for quality management systems.
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
COMPETITION

     The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and orthopaedic surgical products, our major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Synthes, Inc., Smith & Nephew plc, Wright Medical Group, Inc. and Tornier Inc.
     In the Americas geographic segment, we and DePuy Orthopaedics, Inc., Stryker Corporation, Biomet, Inc., Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc), Wright Medical Group, Inc. and Synthes, Inc., account for a large majority of the total reconstructive and trauma implant sales.
     The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Mathys AG and Plus Orthopedics Holdings AG, which compete with us in addition to the global competitors. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, we will continue to develop and produce specially tailored products to meet specific European needs.
     In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with DePuy Orthopaedics, Inc., Stryker Corporation, Synthes, Inc. and Smith & Nephew plc, as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system, complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.
     In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.).
     In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P., now operating as Biomet Trauma and Biomet Spine (a subsidiary of Biomet, Inc.).
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
MANUFACTURING AND RAW MATERIALS

     We manufacture substantially all of our products at eight locations, including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; and Etupes, France. As part of the execution of the Centerpulse integration plan, we liquidated our Austin, Texas facility in 2006. Over the past two years, we have expanded our other manufacturing sites to accommodate increased demand, the transfer of production from the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity.
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
     We generally operate our manufacturing facilities at a targeted goal of approximately 90 percent of total capacity.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

We continually evaluate the potential to in-source products currently purchased from outside vendors to on-site production.
     Improving manufacturing productivity has been a major contributor to improvement in profitability. Major areas of improvement have included utilization of computer-assisted robots and multi-axis grinders to precision polish medical devices, automation of certain manufacturing and inspection processes including on-machine inspection and process controls, state-of-the-art equipment purchases and upgrades, in-sourcing of core products, such as castings and forgings, high-speed machining, and negotiated reductions in third party supplier costs.
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
INTELLECTUAL PROPERTY

     Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements more than 4,000 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.
EMPLOYEES

     We employ more than 6,900 employees worldwide, including more than 550 employees dedicated to research and development. Nearly 4,200 employees are located within the United States and more than 2,700 employees are located outside of the United States, primarily throughout Europe and in Japan. We have over 2,200 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,000 employees. Fewer than 200 North American employees are members of a trade union covered by a collective bargaining agreement.
     In May 2003, we renewed a collective bargaining agreement with the United Steelworkers of America covering employees at the Dover, Ohio, facility. This agreement will continue in effect until May 15, 2007. We are in preliminary negotiations with the union regarding the new agreement.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers as of January 31, 2007.

Name	Age	Position

J. Raymond Elliott	57	Chairman, President and Chief Executive Officer

Cheryl R. Blanchard, Ph.D.	42	Senior Vice President, Research and Development and Chief Scientific Officer

Sheryl L. Conley	46	Group President, Americas and Global Marketing and Chief Marketing Officer

James T. Crines	47	Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer

David C. Dvorak	43	Group President, Global Businesses and Chief Legal Officer

Jon E. Kramer	60	President, U.S. Sales

Sam R. Leno	61	Executive Vice President, Finance and Corporate Services and Chief Financial Officer

Bruno A. Melzi	59	Chairman, Europe, Middle East and Africa

Stephen H.L. Ooi	53	President, Asia Pacific

Chad F. Phipps	35	Associate General Counsel and Corporate Secretary

Mr. Elliott was appointed Chairman of Zimmer Holdings on August 6, 2001 and President and Chief Executive Officer of Zimmer Holdings on March 20, 2001. Mr. Elliott was appointed President of Zimmer, Inc., a predecessor, in November 1997. Mr. Elliott has more than 35 years of experience in orthopaedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Europe and has served on five occasions as Chairman. He has served as a member of the board of directors and chair of the orthopaedic sector of the Advanced Medical Technology Association (AdvaMed) and is currently a director of the State of Indiana Workplace Development Board, the Indiana Chamber of Commerce and the American Swiss Foundation. Mr. Elliott has served as the Indiana representative on the President’s State Scholars Program and as a trustee of the Orthopaedic Research and Education Foundation (OREF). During the fourth quarter of 2006, Mr. Elliott announced that he plans to retire as President and Chief Executive Officer of Zimmer Holdings during the first half of 2007, assuming that a successor CEO has been named. He will remain Chairman through at least November 2007.
Dr. Blanchard was appointed Senior Vice President, Global Clinical Affairs, Global Regulatory Affairs, Research and Development and Chief Scientific Officer of Zimmer Holdings in December 2005. She is responsible for Global Research, Global Development, Global Quality, Orthobiologics, External Research and Emerging Technologies. From October 2003 to December 2005, Dr. Blanchard served as Vice President, Corporate Research and Clinical Affairs; from August 2002 to October 2003, she served as Vice President, Research and Biologics; and from October 2000 to August 2002, she served as Director, Research. Prior to joining us in October 2000, Dr. Blanchard served in Manager, Professor and Fellow roles at the Southwest Research Institute, the University of Texas Health Science Center and Oak Ridge National Laboratory, respectively.
Ms. Conley was appointed Group President, Americas and Global Marketing and Chief Marketing Officer of Zimmer Holdings in December 2005. She is responsible for all Global Marketing and all Western Hemisphere operations, including our business in the United States, Canada and Latin America. She is our first Chief Marketing Officer. From October 2003 to December 2005, Ms. Conley served as President, Global Products Group. From September 2002 to October 2003, Ms. Conley served as President, Zimmer Reconstructive and from May 2000 to September 2002, she served as Vice President, Global Brand Management and Commercialization, where she was responsible for Zimmer’s worldwide branding, marketing and new product development efforts. Ms. Conley was General Manager, Zimmer Canada, from 1998 to 2000. Ms. Conley joined Zimmer, Inc. in 1983 and has held various management positions in marketing, operations and clinical research.
Mr. Crines was appointed Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer of Zimmer Holdings in December 2005. He is responsible for internal and external financial reporting, corporate and business unit accounting, and operations and logistics. From October 2003 to December 2005, Mr. Crines served as Senior Vice President, Finance/Controller and Information Technology. From July 2001 to October 2003, Mr. Crines served as Vice President, Finance/Controller and from September 2000 to July 2001, he served as Vice President, Finance and Information Technology. Mr. Crines served Zimmer, Inc. as Director of Finance and Logistics, Japan from May 1999 until September 2000. Mr. Crines served as Associate Director, Accounting at Bristol-Myers Squibb, Zimmer’s former parent, from September 1995 until he joined Zimmer, Inc. in 1997 as Director of Finance. Mr. Crines has over 20 years of experience in corporate and operations finance and accounting, including five years as an auditor.
Mr. Dvorak was appointed Group President, Global Businesses and Chief Legal Officer of Zimmer Holdings in December 2005. He is responsible for the existing Dental, Spine, Trauma and Orthopaedic Surgical Products global divisions. Additionally, Mr. Dvorak is the Chief Legal Officer, with responsibility for the Global Legal, Intellectual Property, Litigation and Risk Groups. From October 2003 to December 2005, Mr. Dvorak served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer. From December 2001 to October 2003, Mr. Dvorak served as Senior Vice President, Corporate Affairs and General Counsel. He served as Corporate Secretary from February 2003 to December 2005. Prior to his appointment with us, Mr. Dvorak served as Senior Vice President, General Counsel and Corporate Secretary and was a member of the Executive Committee of STERIS Corporation. Prior to joining STERIS in June 1996, Mr. Dvorak practiced corporate law at two large Cleveland, Ohio law firms, focusing on mergers and acquisitions and on securities law.
Mr. Kramer was appointed President, U.S. Sales of Zimmer Holdings in December 2005. He is responsible for our sales activities throughout the United States. From August 2004 to December 2005, Mr. Kramer served as President, Americas. From October 2003 to August 2004, Mr. Kramer served as Vice President, U.S. Sales, and from 2001 to October 2003, he was our Area Vice President for the Southeast region of the United States. Prior to joining us, Mr. Kramer served as Vice President of Sales for Implex Corp. We acquired Implex on April 23, 2004, and the company formerly known as Implex is now our wholly-owned subsidiary. Mr. Kramer has over 20 years of sales experience in the orthopaedics industry.
Mr. Leno was appointed Executive Vice President, Finance and Corporate Services and Chief Financial Officer of Zimmer Holdings in December 2005. He has overall responsibility for Finance and Operations, as well as Global Human Resources, Business Development and Strategic Planning, and Global Information Technology. From October 2003 to December 2005, Mr. Leno served as Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer. Prior to joining us, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc., a global distributor of electronic components, a position he held from March 1999 until he joined Zimmer. Between 1971 and March 1999, Mr. Leno held various chief financial officer

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

and other financial positions with several U.S. based companies and he previously served as a U.S. Naval Officer.
Mr. Melzi was appointed Chairman, Europe, Middle East and Africa of Zimmer Holdings in October 2003. He is responsible for overall operations in the European, Middle Eastern and African regions. From March 2000 to October 2003, Mr. Melzi served as President, Europe/MEA; from October 1997 to March 2000, he served as Vice President and Managing Director of Italy, Germany and Switzerland; and from 1990 to October 1997, he served as Managing Director, Italy. Mr. Melzi has approximately 30 years of experience in the orthopaedics and medical products industry, including serving as General Manager and member of the Board of Directors of Johnson & Johnson Italy from 1983 to 1990.
Mr. Ooi was appointed President, Asia Pacific of Zimmer Holdings in December  2005. He is responsible for overall operations in the Asia Pacific region, including responsibility for Japan. Following our acquisition of Centerpulse, Mr. Ooi served as President, Australasia from September 2003 to December 2005, where he was responsible for operations in Asia Pacific, excluding Japan. From September 2002 to September 2003, Mr. Ooi served as President, Asia Pacific region, and from January 1992 to September 2002, Mr. Ooi served as Vice President, Asia. Mr. Ooi joined us in March 1986 as Regional Manager and was promoted to General Manager, Asia in February 1987.
Mr. Phipps was appointed Associate General Counsel and Corporate Secretary of Zimmer Holdings in December 2005. In addition to his role as Secretary to the Board of Directors, he has responsibility for Zimmer’s Global legal affairs, including general corporate and securities law matters. From September 2003 to December 2005, Mr. Phipps served as Associate Counsel and Assistant Secretary. Prior to joining us, Mr. Phipps served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania, and prior to joining L&N Sales and Marketing in 2002, Mr. Phipps practiced corporate law with the firm of Morgan, Lewis & Bockius in Philadelphia, Pennsylvania, focusing on corporate and securities law, mergers and acquisitions, and financial transactions.
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
     The following corporate governance and related documents, among others, are available through our website or may be obtained in print form, without charge, by request to our Investor Relations Department: Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter, and Science and Technology Committee Charter.
     We intend to post on our Internet website any substantive amendment to, or waiver from, our Code of Ethics for Chief Executive Officer and Senior Financial Officers or a provision of our Code of Business Conduct that applies to any of our directors or executive officers.

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
     In the global markets for reconstructive orthopaedic implants, trauma products and other orthopaedic products, a limited number of competitors, including DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Wright Medical Group, Inc., Synthes, Inc. and Smith & Nephew plc, compete with us for the majority of product sales. In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P. (a subsidiary of Biomet, Inc.). In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.). Competition is primarily on the basis of:

•	technology;
•	innovation;
•	quality;

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

•	reputation;
•	relationships with customers; and
•	service.
     In markets outside of the United States, other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.
     Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.
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
     In addition, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for medical products and services. For example, managed care programs often prescribe only those orthopaedic recovery products that match a patient as to age, need for mobility and other parameters in an effort to provide more cost-effective care. If third-party payors reduce reimbursement levels to hospitals and other health care providers for our products, demand for our products may decline or we may experience pressure to reduce the prices of our products, which could have a material adverse effect on sales, financial condition and results of operations.
     In international markets, where the movement toward health care reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of health care reform. In Japan, for example, a government-operated insurance system reimburses customers for our products. Under this system, the Japanese government periodically reviews and reduces the reimbursement levels for products. If the Japanese government continues to reduce the reimbursement level for orthopaedic products, our sales, financial condition and results of operations may be adversely affected.
     We are subject to cost-containment efforts of healthcare purchasing organizations, which may have a material adverse effect on our financial condition and results of operations.
     Many customers for our products have formed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales, financial condition and results of operations.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

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
     In addition, if we fail to comply with applicable FDA medical device or other material regulatory requirements, including, for example, the Quality System Regulation, recordkeeping regulations, labeling requirements and adverse event reporting regulations, that failure could result in, among other things:

•	warning letters;
•	fines or civil penalties;
•	injunctions;
•	repairs, replacements or refunds;
•	recalls or seizures of products;
•	total or partial suspension of production;
•	the FDA’s refusal to grant future premarket clearances or approvals;
•	withdrawals or suspensions of current product applications; and
•	criminal prosecution.
     Any of these actions, in combination or alone, could have a material adverse effect on our business, financial condition and results of operations.
     In many of the foreign countries in which we market our products, we are subject to regulations affecting, among other things:

•	clinical efficacy;
•	product standards;
•	packaging requirements;
•	labeling requirements;
•	import/export restrictions;
•	tariff regulations;
•	duties; and
•	tax requirements.
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
     We are subject to health care fraud and abuse regulations that could require us to change our business practices and restrict our operations in the future.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

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
     Our marketing success in the United States and abroad depends largely upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of their detailed knowledge of products and instruments. Many commonly provide operating room personnel with implant and instrument product training as well as product support in the operating room. A loss of a significant number of these agents could have a material adverse effect on our business, financial condition and results of operations. If some of the business practices of our independent sales agents and distributors are challenged as unlawful, they may have to change these practices, which could have a material adverse effect on our business, financial condition and results of operations.
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
     Because we sell our products in more than 100 countries, our business is subject to risks associated with doing business internationally. In 2006, we derived approximately $1,532.9 million, or 44% of our total revenue, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the United States;

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

•	trade protection measures and import or export licensing requirements;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	differing labor regulations;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.
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
     The United States Patent and Trademark Office (USPTO) and the courts have not consistently treated the breadth of claims allowed or interpreted in orthopaedic reconstructive implant and biotechnology patents. If the USPTO or the courts begin to allow or interpret claims more broadly, the incidence and cost of patent interference proceedings and the risk of infringement litigation will likely increase. On the other hand, if the USPTO or the courts begin to allow or interpret claims more narrowly, the value of our proprietary rights may be reduced. Any changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

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
     If we are unable to timely complete our search for a new Chief Executive Officer and successfully transition to new leadership, our business could be adversely affected.
     In November 2006, J. Raymond Elliott, our Chairman, President and Chief Executive Officer, informed our Board of Directors that he plans to retire from his positions as President and Chief Executive Officer in the first half of 2007, assuming a successor CEO has been named. He will remain as Chairman through at least November 2007. Our Board of Directors, with the assistance of Spencer Stuart, a global executive recruiting firm, has begun a search for a successor, which includes both internal and external candidates. We cannot assure you when we will find a suitable candidate for this position and what effect, if any, a new CEO may have on our business and our ability to retain our senior executives and other key scientific, technical, sales, marketing and other personnel. The loss of the services of such senior executives or key personnel or any general instability in the composition of our senior management team could have a negative impact on our ability to execute our business and operating strategies. Once we hire a new CEO, our success will be dependent upon his or her ability to gain proficiency in leading our company; his or her ability to implement or adapt our corporate strategies and initiatives and his or her ability to develop key professional relationships, including relationships with our team members, the independent distributors who market our products, the orthopaedic surgeons who assist and advise us and our key suppliers and other business partners.
     We depend on a limited number of suppliers for some key raw materials and outsourced activities.
     We use a number of suppliers for raw materials we need to manufacture our products and to outsource some key manufacturing activities. These suppliers must provide the materials and perform the activities to our standards for us to meet our quality and regulatory requirements. Some key raw materials and outsourced activities can only be obtained from a single source or a limited number of sources. A prolonged disruption or other inability to obtain these materials or activities could materially and adversely affect our ability to satisfy demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.
     Our future profitability may be affected by changes to our product category and region sales mix.
     Reconstructive implants produce the highest operating profit margins among our product categories. These products accounted for approximately 84 percent of 2006 net sales. Sales in our Americas region accounted for approximately 60 percent of 2006 net sales. Sales in the Americas region produce the highest operating profit margins in the geographic markets in which we operate. While we expect net sales of reconstructive implants and net sales in the Americas region to remain strong, changes to our product category mix or our region sales mix could adversely affect our future profitability.

ITEM 1B.	Unresolved Staff Comments

      Not Applicable.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

      We have the following properties:

Location	Use	Owned/ Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,232,000
Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	117,000
Carlsbad, California	Offices, Research & Development, Manufacturing & The Zimmer Dental Institute	Leased	118,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	42,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Research & Development, Manufacturing	Owned	140,000
Wooster, Ohio	Warehousing	Leased	61,000
Cedar Knolls, New Jersey	Manufacturing & Warehousing	Leased	23,000
Parsippany, New Jersey	Research & Development, Manufacturing & Warehousing	Leased	115,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Research & Development	Leased	25,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Mödling, Austria	Offices & Warehousing	Owned	14,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Kiel, Germany	Offices & Warehousing	Leased	21,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	16,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	10,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Baar, Switzerland	Warehousing	Leased	40,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	265,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

			3,359,000

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

      Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements, which are included in this report under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      Not Applicable.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2006 and 2005 are set forth as follows:

Quarterly High-low Share Prices	High	Low

Year Ended December 31, 2006:
First Quarter	$72.87	$64.87
Second Quarter	$68.80	$55.68
Third Quarter	$69.44	$52.20
Fourth Quarter	$79.11	$66.93
Year Ended December 31, 2005:
First Quarter	$89.10	$74.25
Second Quarter	$83.70	$72.71
Third Quarter	$85.10	$67.62
Fourth Quarter	$71.60	$60.19
     We have not declared or paid dividends on our common stock since becoming a public company on August 6, 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.
     The number of beneficial owners of our common stock on February 13, 2007 was approximately 466,200. On February 13, 2007, the closing price of the common stock, as reported on the New York Stock Exchange, was $84.18 per share.
     The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.
     The following table summarizes repurchases of common stock settled during the three months ended December 31, 2006:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 2006	—	—	9,951,500	365,212,620
November 2006	—	—	9,951,500	365,212,620
December 2006	2,194,300	$76.49	12,145,800	$1,197,361,995

Total	2,194,300	$76.49	12,145,800	$1,197,361,995

(1)	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized an additional repurchase of up to $1 billion of common stock through December 31, 2008. Prior to December 2005, we did not have a share repurchase program.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

      The financial information for each of the past five years ended December 31, is set forth below (in millions, except per share amounts):

Summary of Operations
	2006	2005	2004	2003(1)	2002

Net sales	$3,495.4	$3,286.1	$2,980.9	$1,901.0	$1,372.4
Net earnings	834.5	732.5	541.8	346.3	257.8
Pro forma net earnings assuming change in accounting principle for instruments is applied retroactively(2)	834.5	732.5	541.8	291.2	260.8
Earnings per common share
Basic	$3.43	$2.96	$2.22	$1.67	$1.33
Diluted	3.40	2.93	2.19	1.64	1.31
Pro forma earnings per common share assuming change in accounting principle for instruments is applied retroactively(2)
Basic				$1.40	$1.34
Diluted				1.38	1.33
Average common shares outstanding
Basic	243.0	247.1	244.4	207.7	194.5
Diluted	245.4	249.8	247.8	211.2	196.8
Balance Sheet Data
Total assets	$5,974.4	$5,721.9	$5,695.5	$5,156.0	$858.9
Short-term debt	–	–	27.5	101.3	156.7
Long-term debt	99.6	81.6	624.0	1,007.8	–
Other long-term obligations	323.4	348.3	420.9	352.6	91.8
Stockholders’ equity	4,920.5	4,682.8	3,942.5	3,143.3	366.3

(1)	Includes the results of Centerpulse subsequent to October 2, 2003 and Centerpulse balance sheet data as of December 31, 2003.

(2)	Pro forma net earnings for the year ended December 31, 2003 are before the cumulative effect of an accounting change of $55.1 million. The year ended December 31, 2002 reflects the retroactive application of a new accounting method for instruments. Effective January 1, 2003, we changed the method of accounting for instruments which we own and are used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment and are depreciated using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. In prior periods, undeployed instruments were carried as a prepaid cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements.
OVERVIEW

     We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs of distinction, which account for less than one percent of sales. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Through our consulting services, we provide hospitals and other orthopaedic practices resource capabilities in the areas of business development, marketing, in/outpatient rehab practice, clinical pathways, care mapping and space design, community relations, customer service, delivery models, cost accounting, staff utilization and more in order to improve the profit environment. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.
     We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2006.
Demand (Volume and Mix) Trends
     Increased volume and changes in the mix of product sales contributed 6 percentage points of 2006 sales growth, which is 3 percentage points below the rate of growth from 2005 compared to 2004. A slowdown in procedure growth at acute care institutions in our largest operating segment as well as first half competitive losses in hips contributed to the slower growth in product sales. We believe the market for orthopaedic procedure volume on a global basis will continue to rise at mid to high single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our MIS Procedures and Technologies) and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity, Durasul and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during 2006, sales of products incorporating Trabecular Metal Technology were over $165 million, a year-over-year increase of over 40 percent.
     We believe the most effective way to address rising health care costs without affecting patient access or treatment options is a systemic approach. This year we acquired HMI which specializes in helping hospitals to improve their business processes. HMI will be part of a new Zimmer business unit specifically focused on health economic issues. This will include: developing new clinical/economic data; expanding our current Pathways Program; and helping to develop improved office management processes and technology. We believe innovative surgical approaches will continue to significantly affect the orthopaedics industry. We continued our significant progress in the development and introduction of MIS Implants, Procedures and technologies. During the year ended December 31, 2006, The Zimmer Institute and its satellite locations trained nearly 2,000 surgeons on advanced techniques, including over 1,300 surgeons on MIS Procedures.
Pricing Trends
     Selling prices were up modestly during 2006 compared with a 1 percentage point increase during 2005 when compared to 2004. Asia Pacific selling prices decreased 2 percentage points for the year ended December 31, 2006, compared to a negligible change in 2005 when compared to 2004. Effective April 1, 2006, the Japanese government reduced reimbursement rates, which contributed to a reduction of our selling prices in Japan by approximately 4 percent during 2006. Japan represents approximately 8 percent of our sales. Effective January 1, 2007, the Japanese government reduced reimbursement rates again. We estimate this action will affect Japan sales negatively by approximately 3.5 percent for 2007. The Americas experienced a 2 percent increase in selling prices during 2006, compared to a 1 percent increase in 2005. In Europe, selling prices for 2006 decreased 1 percent, the same decrease we saw in 2005 as compared to 2004. Within Europe, Germany, which constitutes approximately 6 percent of our sales, experienced a 4 percent decrease in selling prices in 2006, as a result of reductions in government implant reimbursement rates. The United Kingdom, which comprises 3 percent of our sales, reported a similar 4 percent decline in selling prices for the year. The price declines in Germany and the United Kingdom were partially offset by increased selling prices in other European markets. With continuing pressure from governmental healthcare cost containment efforts and group purchasing organizations, we

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

estimate global sales could be adversely affected by 1 to 2 percent in 2007 due to changes in selling prices.
Foreign Currency Exchange Rates
     For 2006, foreign currency exchange rates had a modest negative effect on global sales growth. A weaker U.S. Dollar compared to most foreign currencies in the three month period ended December 31, 2006, compared to the same 2005 period, increased sales by 2 percentage points. If foreign currency exchange rates remain consistent with the year end rates, we estimate that the weaker dollar versus foreign currency exchange rates will have a positive effect in 2007 of approximately 0.8 percent on sales. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.
New Product Sales
     New products, which we define as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 24 percent, or $828 million, of 2006 sales. Adoption rates for new technologies are a key indicator of performance in our industry. Our sales have grown with the introduction of new products, such as the Gender Solutions Knee, Durom Acetabular System with Metasul Technology, Trabecular Metal Primary Hip Prosthesis, Versys Epoch Composite Hip Stem, Acetabular Revision system, Zimmer NCB Plating System, Anatomical Shoulder Inverse/Reverse Systems and Zimmer Universal Locking Plates.
     We expect new products in our current pipeline will favorably affect our future operating performance. Products we expect to contribute to new product sales in 2007 include, in addition to those listed above, an MIS Porolock® Stem, Durom Hemi Femoral with Metasul Technology, Porolock® Titanium Surface Stem with Kinectivtm Technology, Natural-Knee II High-Flex Gender, NexGen LPS High-Flex Mobile Bearing Knee, Dynesys Top Loading Dynamic Stabilization and BRIGITtm Bone Resection Instrument Guide.
Strategic Initiatives — ENABLE, INNOVATE and GROW
     Our refined corporate strategies now focus on our ability to ENABLE, to INNOVATE, and to GROW. Each of these corporate strategies has three initiatives linked with it; in total these initiatives will guide our business plan for the foreseeable future. We believe these initiatives will enable us to effectively respond to key trends in the orthopaedics industry while continuing to build upon our strengths. Some of these are further discussed below.
     We will ENABLE growth by, among other actions, reaching out to new audiences. Historically our focus has been primarily on the surgeon health care provider and the orthopaedic wing of the hospital. More decision makers are now involved. These include consumers with specific focus on special consumer groups such as women; the obese; ethnic groups; age-specific groups; governments; general practitioners and nurses; insurance companies and other payors; and professional societies. A Direct-To-Patient campaign we are conducting in the United States to support the Gender Solutions Knee product launch, and the Back in the Groovetm Community Healthcare Program aimed at providing African American arthritis sufferers increased access to information about knee and hip replacement options, are examples of how we can reach out to these new audiences.
     We will INNOVATE new and unique solutions for orthopaedic patients. Biologics is the new frontier of orthopaedics with enormous potential to provide new treatment approaches for patients. We already have a strong foundation in this area. For example, through an agreement with Revivicor, Inc. we obtained exclusive worldwide distribution rights for genetically engineered tissues for regenerative therapies, including soft tissue biological repair and replacement. In partnership with ISTO Technologies, we are developing cartilage regeneration and cell-based therapies called Neocartilage Technology.
     We will GROW through appropriately planned investment. Infrastructure investments are planned to support future growth which include but are not limited to, the substantial investments we are making to our facilities around the world. They also include improvements to our organizational infrastructure, such as vertical integration in-sourcing; expanded quality systems; Information Technology efficiency; leading-edge compliance; state-of-the-art automation; and advanced education.
Acquisitions of Centerpulse and Implex
     We are near completion of our integration plans for Centerpulse and Implex. We incurred an aggregate of $322 million in acquisition and integration costs and expenses from October 2003 through December 2006. Although the vast majority of the integration activities are behind us, a few items still remain. Some of those items include continued IT systems conversions, continued manufacturing in-sourcing and some warehouse consolidations in a few countries.
New Accounting Pronouncements
     On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). We adopted this accounting standard using the modified prospective method and will not restate prior periods. Share-based payment expense had the effect of reducing diluted earnings per share by $0.22 during the year ended December 31, 2006. Our share-based payment expense is primarily derived from awards of stock options and equity share units. We did not grant any equity share units until 2006. Prior to January 1, 2006 under Accounting Principle Board Opinion No. 25 (“APB 25”), share-based payment expense was not significant because the exercise price of the stock options we granted generally equaled the market price

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

of the underlying stock on the measurement date of the stock options and no equity share units had been awarded. Share-based payment expense is a non-cash expense and therefore had no effect on our net cash flows.
     As of December 31, 2006, we adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. As a result, our liabilities increased by $31.3 million. However, this had no effect on our results of operations or cash flows. For more information on the effect of this standard, see Note 10 to the Consolidated Financial Statements, which are included in this report under Item 8.
RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales by Operating Segment
     The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
				Volume/		Foreign
	2006	2005	% Inc	Mix	Price	Exchange

Americas	$2,076.5	$1,941.8	7%	5%	2%	–%
Europe	931.1	874.8	6	7	(1)	–
Asia Pacific	487.8	469.5	4	9	(2)	(3)

	$3,495.4	$3,286.1	6	7	–	(1)

     “Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category
     The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
				Volume/		Foreign
	2006	2005	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,461.5	$1,366.2	7%	7%	–%	–%
Hips	1,189.4	1,140.6	4	5	(1)	–
Dental	179.0	148.1	21	16	4	1
Extremities	77.6	66.1	17	13	4	–

Total	2,907.5	2,721.0	7	7	–	–

Trauma	194.7	179.8	8	7	1	–
Spine	177.4	160.4	11	10	1	–
OSP and other	215.8	224.9	(4)	(3)	–	(1)

Total	$3,495.4	$3,286.1	6	7	–	(1)

     The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Gender Knee, NexGen CR-Flex Gender Knee, NexGen Trabecular Metal Tibial Components and the NexGen MIS Stemmed Tibial Plate, as well as Prolong Highly Cross-linked Polyethylene articular surface components, led knee sales. In addition, strong growth in the Zimmer Unicompartmental High Flex Knee and the Innex Total Knee System was offset, in part, by declining sales of the Natural-Knee II System.
     Growth in porous stems, including the new Trabecular Metal Primary Hip Stem, Zimmer M/ L Taper Stem, and the CLS Spotorno Stem from the CLS Hip System led hip sales. Trabecular Metal Acetabular Cups and Metasul LDHtm Large Diameter Heads experienced strong growth offset by declining sales of Cemented Stems.
     Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent and Internal Hex Implant Systems, led dental sales. Trabecular Metal Shoulder Stems led extremities sales. Zimmer Periarticular Plates, the Zimmer NCB Plating System, the Sirus IM Nail and I.T.S.T. Intertrochanteric/ Subtrochanteric Fixation System experienced strong growth while sales of Compression Hip Screws continued to decline. The Dynesys Dynamic Stabilization System and Spinal Trabecular Metal Spacers led the growth in spine sales while sales of cages for interbody fusion declined. As a result of the termination of the OrthoPAT®5 Autotransfusion System distribution arrangement, sales for this device fell by over $25 million,

5 Trademark of Haemonetics Corporation.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

accounting for the decline in OSP product sales. The distribution arrangement ended February, 2006.
     The following table presents estimated* 2006 global market size and market share information (dollars in billions):

	Global	Global	Zimmer	Zimmer
	Market	Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$5.2	8%	28%	1
Hips	4.5	6	27	1
Dental	2.2	22	8	4
Extremities	0.4	13	19	2

Total	$12.3	10	24	1

Trauma	$3.3	10	6	5
Spine***	$5.3	15	3	6

*	Estimates based on company annual filings, Wall Street equity research and Zimmer management

**	Excludes the effect of changes in foreign exchange rates on sales growth

***	Spine includes related orthobiologics

Americas Net Sales
          The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
			% Inc
	2006	2005	(Dec)

Reconstructive
Knees	$940.8	$880.5	7%
Hips	579.4	538.1	8
Dental	105.4	88.8	19
Extremities	54.2	46.2	17

Total	1,679.8	1,553.6	8

Trauma	117.1	107.5	9
Spine	146.9	132.7	11
OSP and other	132.7	148.0	(10)

Total	$2,076.5	$1,941.8	7

     The period was characterized by balanced growth in hips and knees augmented by strong growth in other product lines. Growth in porous stems, including the new Trabecular Metal Primary Hip Stem and the Zimmer M/ L Taper Stem, led hip sales. Trabecular Metal Acetabular Cups, and Metasul LDH Heads experienced strong growth offset by declining sales of Cemented Stems. The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Gender Knee, NexGen CR-Flex Gender Knee, NexGen Trabecular Metal Tibial Components and the NexGen MIS Stemmed Tibial Plate as well as Prolong Highly Crosslinked Polyethylene articular surface components led knee sales offset, in part, by declining sales of the Natural-Knee II System.
     Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System led dental sales. The Trabecular Metal Shoulder Stems led extremities sales. The Dynesys Dynamic Stabilization System and Spinal Trabecular Metal Spacers led spine sales while trauma sales returned to solid growth behind Zimmer Periarticular Plates, the Zimmer NCB Plating system, the Sirus IM Nail and I.T.S.T. Intertrochanteric/ Subtrochanteric Fixation System.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,

	2006	2005	% Inc

Reconstructive
Knees	$353.2	$327.0	8%
Hips	418.3	410.3	2
Dental	47.2	40.1	18
Extremities	18.0	13.7	31

Total	836.7	791.1	6

Trauma	38.1	33.1	15
Spine	24.8	22.4	11
OSP and other	31.5	28.2	12

Total	$931.1	$874.8	6

     Strong knee sales continued to drive growth in Europe. Eight percent volume and mix growth was offset by a 2 percent drop in average selling prices for knees in Europe. The NexGen Complete Knee Solution product line and the Innex Total Knee System led knee sales. Hip sales growth was negatively affected by reduced selling prices in Germany, Italy, Portugal and the United Kingdom. The CLS Spotorno Stem, Longevity Highly Crosslinked Polyethylene Liners, Metasul LDH Heads and Trabecular Metal Acetabular Cups led hip sales.
     Dental, extremities, trauma, spine and OSP again experienced double digit percentage growth compared to the prior year. Dental sales were led by the Tapered Screw-Vent Implant System. The Anatomical Shoulder System led extremities sales. Zimmer Periarticular Plates and the Zimmer NCB Plating System led trauma sales. Trabecular Metal Spacers led spine sales. Strong sales of wound management products contributed to the OSP sales performance.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,

	2006	2005	% Inc

Reconstructive
Knees	$167.5	$158.7	6%
Hips	191.7	192.2	–
Dental	26.4	19.2	37
Extremities	5.4	6.2	(13)

Total	391.0	376.3	4

Trauma	39.5	39.2	1
Spine	5.7	5.3	9
OSP	51.6	48.7	6

Total	$487.8	$469.5	4

     A stronger U.S. dollar in the first half of the year resulted in a negative 3 percent effect on sales for Asia Pacific, including a 3 percent drop in knee sales and a negative 4 percent impact on hip sales. A reduction in reimbursement prices for orthopaedic implants in Japan went into effect April 1, 2006. Together with other price changes in this segment this action led to a negative 2 percent effect on sales, including negative 2 percent on knees and negative 4 percent on hips. Volume and mix growth more than offset the negative effects of price and currency in knees while netting out to result in flat sales in hips. Strong knee sales drove growth in Asia Pacific. The NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The continued conversion to porous stems, including the VerSys Hip System and the CLS Spotorno Stem led hip sales. Sales of Longevity Highly Crosslinked Polyethylene Liners and Trabecular Metal Acetabular Cups also exhibited strong growth.
     Dental experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System and the Spline® Implant System led dental sales. Extremity sales were impacted by lower sales of the Bigliani/ Flatow Shoulder System. Strong powered instrument sales contributed to the OSP sales performance.

Gross Profit
     Gross profit as a percentage of net sales was 77.7 percent in 2006, compared to 77.5 percent in 2005. The following table reconciles the gross margin for 2005 to 2006:

Year ended December 31, 2005 gross margin	77.5%
Increased selling prices	0.1
Share-based compensation	(0.3)
Other	0.4

Year ended December 31, 2006 gross margin	77.7%

     Higher average selling prices in our largest operating segment offset by lower prices in Europe and Asia Pacific contributed to the modest improvement in gross margin. Other primary contributors to the improvement in gross profit margin were the net favorable effect of year over year changes in foreign currency hedge gains and losses and manufacturing productivity gains offset by underlying exposure gains and losses, increased inventory charges due to the impact of our newer products on aging product lines and increased royalty expenses as a percentage of sales due to a higher mix of royalty bearing sales.

Operating Expenses
     Research and Development, or R&D, as a percentage of net sales was 5.4 percent for 2006, compared to 5.3 percent in 2005. R&D increased to $188.3 million for 2006 from $175.5 million in 2005, reflecting increased spending on projects focused on our redefined corporate strategies and $8.7 million of share-based payment expense. In 2006, we expanded our Biologics group based in Austin, Texas. We continued working with our third party partners on genetically engineered tissues for regenerative therapies, including soft tissue biological repair and replacement. We also worked to develop sophisticated tools for surgeons. The Zimmer BRIGIT Bone Resection Instrument Guide is an example of these sophisticated tools. Other examples include new sensor technologies, Computer Assisted Solutions personalized for specific surgeons, digital instruments, and digital/electronic templating. Currently, our product pipeline consists of approximately 100 active new product development projects. We are also investing in additional Gender implant designs following on the successful launch of our Zimmer Gender Solutions Knee, MIS Procedures and Technologies, material technologies, including woven materials and drug/device combinations and intelligence technologies, including sensor technology. New products, which we define as those introduced into a market in the preceding thirty-six months, accounted for approximately 24 percent of net sales in 2006 compared with 21 percent in 2005. In the second half of 2006, we launched twenty new products. Twelve of those represented major launches, such as the Gender Solutions Knee, DuromAcetabular System with Metasul Technology, VerSys Epoch Composite Hip Stem and the Trabecular Metal Acetabular Revision System. We continue to target our R&D spending at the high end of what we believe to be an industry average of 4-6 percent.
     Selling, general and administrative, or SG&A, as a percentage of net sales was 38.8 percent for 2006, compared to 38.3 percent in 2005. Share-based compensation added $55.9 million of expense for the year ended December 31, 2006, or an additional 1.6 percentage points when compared with 2005. Absent share-based compensation, SG&A as a percentage of net sales decreased. The decrease was primarily due to sales growth, realized expense synergies and well controlled spending.
     Acquisition, integration and other items for 2006 were $6.1 million compared to $56.6 million in 2005, and included $27.7 million of income related to three unrelated matters — the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities. A reduction in product liability accounted for $4.9 million of income. Expense items included a $13.4 million impairment charge for certain Centerpulse tradename and trademark intangibles based principally in our Europe operating segment, $8.8 million of integration consulting expenses, $3.3 million of employee

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

severance and retention costs, $3.0 million of costs related to integrating our information technology systems, $2.9 million of in-process research and development, $2.5 million of personnel expenses and travel for full-time integration team members and $4.8 million of other expenses.

Operating Profit, Income Taxes and Net Earnings
     Operating profit for 2006 increased 10 percent to $1,165.2 million, from $1,055.0 million in 2005. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses offset $76.0 million of share-based compensation expense to drive the increase in operating profit.
     The effective tax rate on earnings before income taxes and minority interest decreased to 28.6 percent for 2006, down from 29.5 percent in 2005. The reasons for the lower effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions, including Puerto Rico.
     Net earnings increased 14 percent to $834.5 million for 2006, compared to $732.5 million in 2005. The increase was due to higher operating profit, lower acquisition, integration and other expenses, decreased interest expense due to a lower average outstanding debt balance and a lower effective tax rate, offset by $54.5 million of share-based compensation expense, net of tax. Basic and diluted earnings per share increased 16 percent to $3.43 and $3.40, respectively, from $2.96 and $2.93 in 2005.
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
     Growth in porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, Zimmer M/ L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip System led hip sales. Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.
     Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. The Bigliani/ Flatow Shoulder Solution led extremities sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and I.T.S.T.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the ST360° Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. The growth of the OrthoPAT® Autotransfusion System and wound management products led OSP sales. On August 30, 2005, Haemonetics Corporation announced they were ending an exclusive distribution agreement with us. We sold the OrthoPAT Autotransfusion System through February 2006.

Americas Net Sales
     The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,

	2005	2004	% Inc (Dec)

Reconstructive
Knees	$880.5	$762.0	16%
Hips	538.1	499.6	8
Dental	88.8	75.3	18
Extremities	46.2	41.1	12

Total	1,553.6	1,378.0	13

Trauma	107.5	105.7	2
Spine	132.7	111.0	20
OSP	148.0	146.6	1

Total	$1,941.8	$1,741.3	12

     Strong knee sales drove growth in the Americas. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High Flex Knee also made a strong contribution. We also benefited from strong hip sales in a relatively softer market compared to the prior year. Growth in porous stems, including growth of the Zimmer M/ L Taper Stem and Alloclassic Zweymüller Hip System led hip sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also exhibited strong growth.
     Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System led dental sales. The Bigliani/ Flatow Shoulder System led extremities sales. The Dynesys Dynamic Stabilization System and the ST360° Spinal Fixation System led spine sales.

Europe Net Sales
     The following table presents Europe net sales (dollars in millions):

	Year Ended
	December 31,

	2005	2004	% Inc

Reconstructive
Knees	$327.0	$292.0	12%
Hips	410.3	398.4	3
Dental	40.1	34.8	15
Extremities	13.7	11.6	20

Total	791.1	736.8	7

Trauma	33.1	29.5	12
Spine	22.4	19.8	13
OSP	28.2	22.2	27

Total	$874.8	$808.3	8

     Strong knee sales drove growth in Europe. The NexGen Complete Knee Solution product line and the Innex Total Knee System led knee sales. Hip sales growth was negatively affected by reduced selling prices in Germany, Italy, Spain, Portugal and the United Kingdom. The CLS Spotorno Stem, Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups led hip sales.
     Dental, extremities, trauma, spine and OSP experienced double digit percentage growth compared to the prior year. Dental sales were led by the Tapered Screw-Vent Implant System. The Bigliani/ Flatow Shoulder System led extremities sales. Cable-Ready® Cable Grip System and Zimmer Periarticular Plates led trauma sales. The Silhouettetm Spinal System®(7) and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales
     The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended
	December 31,

	2005	2004	% Inc

Reconstructive
Knees	$158.7	$140.5	13%
Hips	192.2	181.0	6
Dental	19.2	14.6	31
Extremities	6.2	5.4	15

Total	376.3	341.5	10

Trauma	39.2	37.7	4
Spine	5.3	3.4	57
OSP	48.7	48.7	–

Total	$469.5	$431.3	9

     Strong knee and hip sales drove growth in Asia Pacific. NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The continued conversion to porous stems, including the VerSys Hip System, the Alloclassic Zweymüller Hip

7 The Silhouette Spinal System is licensed from Spinal Innovations, LLC.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

System and the CLS Spotorno Stem led hip sales, partially offset by weaker sales of revision stems. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners and Trabecular Metal Acetabular Cups also exhibited strong growth.
     Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System and the Spline Implant System led dental sales. The Bigliani/ Flatow Shoulder System led extremities sales. The ST360° Spinal System led spine sales.

Gross Profit
     Gross profit as a percentage of net sales was 77.5 percent in 2005, compared to 73.8 percent in 2004. The following table reconciles the gross margin for 2004 to 2005:

Year ended December 31, 2004 gross margin	73.8%
Reduction in inventory step-up charge	1.8
Improved inventory management	0.8
Increased selling prices	0.2
Resolution of certain legal and other matters	0.2
Other	0.7

Year ended December 31, 2005 gross margin	77.5%

     Inventory step-up costs in the year ended December 31, 2005, decreased to $5.0 million, or 0.2 percent of sales, compared to $59.4 million, or 2.0 percent of sales, in 2004. We define “inventory step-up” as the difference between the cost basis and the fair value of acquired Centerpulse and Implex inventories. Other primary contributors to the improvement in gross profit margin were reduced inventory charges due to improved inventory management, increased selling prices, favorable resolution of certain legal and other matters and reduced royalties. Royalty expenses as a percentage of sales declined due to a favorable mix of non-royalty bearing sales.

Operating Expenses
     R&D as a percentage of net sales was 5.3 percent for 2005, compared to 5.6 percent in 2004. R&D increased to $175.5 million for 2005 from $166.7 million in 2004, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics. In 2005, we doubled the number of internal people and project-related orthobiological investments. At the end of 2005, our product pipeline consisted of more than 160 active projects. We also invested in MIS Procedures and Technologies, material technologies, including woven materials and drug/device combinations and intelligence technologies, including sensor technology. We delivered more than 79 projects to the market in 2005.
     SG&A as a percentage of net sales was 38.3 percent for 2005, compared to 39.9 percent in 2004. The decrease was primarily due to sales growth and realized expense synergies. In addition, lower product liability claims and well controlled general and administrative spending reduced SG&A as a percentage of sales.
     Acquisition, integration and other expenses for 2005 were $56.6 million compared to $81.1 million in 2004, and included $13.3 million of employee severance and retention expenses, $12.7 million of sales agent contract termination expenses, $6.9 million of costs related to integrating our information technology systems, $6.2 million of facility relocation expenses, $5.6 million of integration consulting expenses, $3.2 million related to the impairment loss on the Austin facility, $3.1 million of personnel expenses and travel for full-time integration team members and $5.6 million of other expenses.

Operating Profit, Income Taxes and Net Earnings
     Operating profit for 2005 increased 38 percent to $1,055.0 million, from $763.2 million in 2004. Increased sales, improved gross profit margins, realized operating expense synergies, controlled operating expenses and decreased acquisition and integration expenses drove operating profit.
     The effective tax rate on earnings before income taxes, minority interest and cumulative effect of change in accounting principle increased to 29.5 percent for 2005, from 25.9 percent in 2004. The provision for income taxes in 2004 included a $34.5 million benefit (4.7 percent) as a result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate. Even without this one time benefit, we realized a lower effective tax rate for 2005. The reasons for the lower effective tax rate were the implementation of several European restructuring initiatives, the successful negotiation of a lower ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent) and the continued expansion of operations in lower tax jurisdictions, including Puerto Rico. In 2004, the successful negotiation of the lower Swiss tax rate was effective for the last five months of the year, whereas in 2005 the benefit was recognized for the entire year.
     Net earnings increased 35 percent to $732.5 million for 2005, compared to $541.8 million in 2004. The increase was primarily due to higher operating profit and decreased interest expense due to a lower average outstanding debt balance, offset by a higher effective tax rate. Basic and diluted earnings per share increased 33 and 34 percent to $2.96 and $2.93, respectively, from $2.22 and $2.19 in 2004.
OPERATING PROFIT BY SEGMENT

     Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

     The following table sets forth the operating profit as a percentage of sales by segment for 2006, 2005 and 2004:
Percent of net sales

	Year Ended December 31,

	2006	2005	2004

Americas	53.1%	52.6%	51.3%
Europe	41.6	36.3	35.1
Asia Pacific	47.5	45.2	42.3
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
     In the Americas, operating profit as a percentage of sales increased due to the effective control of operating expenses, including realized expense synergies and controlled selling, general and administrative spending.
     European operating profit as a percentage of net sales improved due to improved gross margin and the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to product category mix, and controlled selling, general and administrative spending.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     In the Americas, operating profit as a percentage of sales increased due to an improved product category mix and controlled operating expenses, including realized expense synergies and controlled selling, general and administrative spending.
     European operating profit as a percentage of net sales improved due to the realization of expense synergies related to the elimination of redundant functions and controlled selling, general and administrative spending.
     Asia Pacific operating profit as a percentage of net sales increased primarily due to an improved product category mix, lower royalty expenses as a percentage of sales and improved inventory management.
LIQUIDITY AND CAPITAL RESOURCES

     Cash flows provided by operating activities were $1,040.7 million in 2006 compared to $878.2 million in 2005. The principal source of cash was net earnings of $834.5 million. Non-cash charges included in net earnings accounted for another $273.4 million of operating cash. All other items of operating cash flows accounted for a use of $67.2 million of cash pertaining principally to investments in working capital in support of sales growth.
     We continue to focus on working capital management. At December 31, 2006, we had 55 days of sales outstanding in trade accounts receivable, an increase of 4 days when compared to December 31, 2005. A modest slowdown in payments from health care institutions occurred in all reporting segments. At December 31, 2006, we had 277 days of inventory on hand, favorable to December 31, 2005 by 6 days. Our inventory levels have improved from a third quarter high of 310 days as a result of seasonal demand patterns and internal efforts to redeploy inventory to eliminate unnecessary safety stocks and improve inventory turns.
     Cash flows used in investing activities were $287.0 million in 2006, compared to $311.1 million in 2005. In 2006, we made a final payment of $28.1 million pursuant to the terms of the Implex acquisition agreement for contingent earn-out payments. This compares with a payment of $44.1 million in 2005. Additions to instruments during 2006 were $126.2 million compared to $150.0 million in 2005. Certain of our 2006 product launches such as our Gender Solutions Knee demanded lower relative instrument purchases as we were able to leverage existing instrument systems for this new product. In 2007, we expect to spend approximately $120 – $130 million on instruments to support new products, sales growth and MIS Procedures. We have realized benefits from in-sourcing instruments at a lower cost. Additions to other property, plant and equipment during 2006 were $142.1 million compared to $105.3 million in 2005. Increases were related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Parsippany, New Jersey. These facility expansions improved working conditions and capabilities for our research and development organization, and responded to increased demand, the transfer of production to our other manufacturing sites as a result of the closure of the Austin, Texas facility and the tripling of Trabecular Metal Technology production capacity. During 2007, we expect to purchase approximately $170 – $180 million in other property, plant and equipment, as a result of ongoing facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; Winterthur, Switzerland; and investment in new information technology systems and further productivity-related initiatives.
     Cash flows used in financing activities were $730.7 million for 2006, compared to $484.6 million in 2005. In December 2005, our Board of Directors approved a $1 billion stock repurchase program. We repurchased $798.8 million of our common stock in 2006 as compared with $4.1 million in 2005. In December 2006, our Board of Directors approved a new stock repurchase program, authorizing us to repurchase up to an additional $1 billion of our common stock through December 31, 2008. We utilized cash generated from operating activities and $41.3 million in cash proceeds received from employee stock compensation plans to fund the repurchases. We expect to use excess cash to fund future purchases, if any, under these programs.
     We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $99.6 million outstanding under the Senior Credit Facility at December 31, 2006, and an availability of $1,250.4 million. The $99.6 million is for use in Japan and carries a low interest rate. The Senior Credit Facility contains a provision by which we can increase the line to $1,750 million.
     We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2006. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated BBB+ by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.
     We also have available uncommitted credit facilities totaling $60.9 million.
     Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our expected working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.
CONTRACTUAL OBLIGATIONS

     We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations (in millions):

			2008	2010
			and	and	2012 and
Contractual Obligations	Total	2007	2009	2011	Thereafter

Long-term debt	$99.6	$–	$–	$99.6	$–
Operating leases	104.3	24.2	34.4	20.6	25.1
Purchase Obligations	22.1	21.1	1.0	–	–
Other long-term liabilities	323.4	–	82.3	19.4	221.7

Total contractual obligations	$549.4	$45.3	$117.7	$139.6	$246.8

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
          Commitments and Contingencies – Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established equate to less than 5% of total liabilities and represent management’s best estimate of the ultimate costs that we will incur under the various contingencies.
          Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair valuation measurements use significant unobservable inputs as defined under Statement of Financial Accounting Standards No. 157, Fair Value Measurements. Changes to these assumptions could require us to record impairment charges on these assets.
          Share-based Payment – We account for share-based payment expense in accordance with the fair value recognition provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is measured at the grant date based on the fair value of the award and is recognized over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of stock options and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. We estimate expected volatility based upon the implied volatility of our actively traded options. The expected life of stock options and estimated forfeitures are based upon our employees’ historical exercise and forfeiture behaviors. The assumptions used in determining the grant date fair value and the expected forfeitures represent management’s best estimates.
RECENT ACCOUNTING PRONOUNCEMENTS

     Information about recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements, which are included in this report under Item 8.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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
     For contracts outstanding at December 31, 2006, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2007 through June 2009. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2006 and 2005, were $1,374.3 million and $1,142 million, respectively. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2006, were $205 million. The weighted average contract rates outstanding are Euro:USD 1.29, USD:Swiss Franc 1.20, USD:Japanese Yen 106, British Pound:USD 1.82, USD:Canadian Dollar 1.15, Australian Dollar:USD 0.74 and USD:Korean Won 954.
     We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2006, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2009, depending on the direction of the change, by an average approximate amount of $73.7 million, $21.4 million, $18.9 million, $13.8 million, $6.5 million, $6.9 million and $2.3 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.
     We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $1,672 million at December 31, 2006, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,102 million of the net asset exposure at December 31, 2006 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

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
     Our principal exposure to interest rate risk arises from the variable rates associated with our credit facilities. We are subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and our uncommitted credit facilities. Presently, all of our debt outstanding bears interest at short-term rates. We currently do not hedge our interest rate exposure, but may do so in the future. Based upon our overall interest rate exposure as of December 31, 2006, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on interest expense. However, because the effects of any method selected to mitigate the risk of interest rate changes are uncertain, this analysis assumes that management will take no action to mitigate interest rate risk. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.
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
     We are exposed to credit loss if the financial institutions with which we conduct business fail to perform. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed our obligation. We also minimize exposure to credit risk by dealing with a diversified group of major financial institutions. We manage credit risk by monitoring the financial condition of our counterparties using standard credit guidelines. We do not anticipate any nonperformance by any of the counterparties.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

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
     The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
     Based on that assessment, management has concluded that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.
     The company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

      We have completed integrated audits of Zimmer Holdings, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule
     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2), presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
     As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing at the conclusion of Item 7A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm (Continued)

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 2007

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

(in millions, except per share amounts)

For the Years Ended December 31,	2006	2005	2004

Net Sales	$3,495.4	$3,286.1	$2,980.9
Cost of products sold	780.1	739.4	779.9

Gross Profit	2,715.3	2,546.7	2,201.0

Research and development	188.3	175.5	166.7
Selling, general and administrative	1,355.7	1,259.6	1,190.0
Acquisition, integration and other	6.1	56.6	81.1

Operating expenses	1,550.1	1,491.7	1,437.8

Operating Profit	1,165.2	1,055.0	763.2
Interest income (expense)	3.8	(14.3)	(31.7)

Earnings before income taxes and minority interest	1,169.0	1,040.7	731.5
Provision for income taxes	334.0	307.3	189.6
Minority interest	(0.5)	(0.9)	(0.1)

Net Earnings	$834.5	$732.5	$541.8

Earnings Per Common Share – Basic	$3.43	$2.96	$2.22

Earnings Per Common Share – Diluted	$3.40	$2.93	$2.19

Weighted Average Common Shares Outstanding
Basic	243.0	247.1	244.4
Diluted	245.4	249.8	247.8
The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

(in millions, except share amounts)

December 31,	2006	2005

ASSETS
Current Assets:
Cash and equivalents	$265.7	$233.2
Restricted cash	2.4	12.1
Accounts receivable, less allowance for doubtful accounts	625.5	524.2
Inventories, net	638.3	583.7
Prepaid expenses	55.1	68.7
Deferred income taxes	159.2	153.7

Total Current Assets	1,746.2	1,575.6
Property, plant and equipment, net	807.1	708.8
Goodwill	2,515.6	2,428.8
Intangible assets, net	712.6	756.6
Other assets	192.9	252.1

Total Assets	$5,974.4	$5,721.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$158.0	$123.6
Income taxes payable	106.5	82.1
Other current liabilities	363.7	401.2

Total Current Liabilities	628.2	606.9
Other long-term liabilities	323.4	348.3
Long-term debt	99.6	81.6

Total Liabilities	1,051.2	1,036.8

Commitments and Contingencies (Note 15)
Minority Interest	2.7	2.3
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 248.9 million (247.8 million in 2005) issued	2.5	2.5
Paid-in capital	2,743.2	2,601.1
Retained earnings	2,768.5	1,934.0
Accumulated other comprehensive income	209.2	149.3
Treasury stock, 12.1 million shares (0.1 million shares in 2005)	(802.9)	(4.1)

Total Stockholders’ Equity	4,920.5	4,682.8

Total Liabilities and Stockholders’ Equity	$5,974.4	$5,721.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

(in millions)

					Accumulated
	Common Shares				Other	Treasury Shares		Total
			Paid-in	Retained	Comprehensive			Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Equity

Balance January 1, 2004	242.4	$2.4	$2,342.5	$659.7	$138.7	–	$–	$3,143.3
Net earnings	–	–	–	541.8	–	–	–	541.8
Other comprehensive income	–	–	–	–	114.6	–	–	114.6
Centerpulse and InCentive compulsory acquisition	0.6	–	28.1	–	–	–	–	28.1
Stock compensation plans, including tax benefits	2.5	0.1	107.5	–	–	–	–	107.6
Other	–	–	7.1	–	–	–	–	7.1

Balance December 31, 2004	245.5	2.5	2,485.2	1,201.5	253.3	–	–	3,942.5
Net earnings	–	–	–	732.5	–	–	–	732.5
Other comprehensive loss	–	–	–	–	(104.0)	–	–	(104.0)
Stock compensation plans, including tax benefits	2.3	–	111.0	–	–	–	–	111.0
Share repurchases	–	–	–	–	–	(0.1)	(4.1)	(4.1)
Other	–	–	4.9	–	–	–	–	4.9

Balance December 31, 2005	247.8	2.5	2,601.1	1,934.0	149.3	(0.1)	(4.1)	4,682.8
Net earnings	–	–	–	834.5	–	–	–	834.5
Other comprehensive income	–	–	–	–	95.3	–	–	95.3
Impact of adoption of FAS 158	–	–	–	–	(35.4)	–	–	(35.4)
Stock compensation plans, including tax benefits	1.1	–	137.9	–	–	–	–	137.9
Share repurchases	–	–	–	–	–	(12.0)	(798.8)	(798.8)
Other	–	–	4.2	–	–	–	–	4.2

Balance December 31, 2006	248.9	$2.5	$2,743.2	$2,768.5	$209.2	(12.1)	$(802.9)	$4,920.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Consolidated Statements Of Cash Flows

(in millions)

For the Years Ended December 31,	2006	2005	2004

Cash flows provided by (used in) operating activities:
Net earnings	$834.5	$732.5	$541.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	197.4	185.7	181.3
Share based compensation	76.0	–	–
Inventory step-up	–	5.0	59.4
Income tax benefit from stock option exercises	11.6	34.3	42.5
Excess income tax benefit from stock option exercises	(8.0)	–	–
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	68.7	85.0	96.7
Receivables	(76.9)	(35.3)	(10.6)
Inventories	(39.2)	(79.2)	(44.7)
Accounts payable and accrued liabilities	(29.9)	(40.1)	(3.1)
Other assets and liabilities	6.5	(9.7)	(1.1)

Net cash provided by operating activities	1,040.7	878.2	862.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(126.2)	(150.0)	(139.6)
Additions to other property, plant and equipment	(142.1)	(105.3)	(100.8)
Centerpulse and InCentive acquisitions, net of acquired cash	–	–	(18.2)
Implex acquisition, net of acquired cash	(28.1)	(44.1)	(153.1)
Proceeds from note receivable	–	–	25.0
Proceeds from sale of property, plant and equipment	16.2	–	–
Investments in other assets	(6.8)	(11.7)	(1.6)

Net cash used in investing activities	(287.0)	(311.1)	(388.3)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) on lines of credit	18.8	(5.3)	(561.4)
Proceeds from term loans	–	–	100.0
Payments on term loans	–	(550.0)	–
Proceeds from employee stock compensation plans	41.3	76.7	65.0
Excess income tax benefit from stock option exercises	8.0	–	–
Debt issuance costs	–	(1.9)	(0.6)
Repurchase of common stock	(798.8)	(4.1)	–
Equity issuance costs	–	–	(5.0)

Net cash used in financing activities	(730.7)	(484.6)	(402.0)

Effect of exchange rates on cash and equivalents	9.5	(3.9)	5.2

Increase in cash and equivalents	32.5	78.6	77.1
Cash and equivalents, beginning of year	233.2	154.6	77.5

Cash and equivalents, end of year	$265.7	$233.2	$154.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

(in millions)

For the Years Ended December 31,	2006	2005	2004

Net Earnings	$834.5	$732.5	$541.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	143.8	(201.3)	145.5
Unrealized foreign currency hedge gains/(losses), net of tax effects of $7.6 in 2006, $(17.8) in 2005 and $10.0 in 2004	(56.7)	71.2	(48.7)
Reclassification adjustments on foreign currency hedges, net of tax effects of $(1.8) in 2006, $(12.7) in 2005 and $(9.6) in 2004	8.7	27.6	15.7
Unrealized gains/(losses) on securities, net of tax effects of $0.9 in 2006, $0.9 in 2005 and $(1.5) in 2004	(1.4)	(1.5)	2.4
Minimum pension liability, net of tax effects of $(0.6) in 2006 and $0.2 in 2004	0.9	–	(0.3)

Other comprehensive income (loss)	95.3	(104.0)	114.6

Comprehensive Income	$929.8	$628.5	$656.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

     We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products. Joint reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs of distinction. We provide hospitals and other orthopaedic practices resource capabilities in the areas of business development, marketing, in/outpatient rehab practice, clinical pathways, care mapping and space design, community relations, customer service, delivery models, cost accounting, staff utilization and more in order to improve the profit environment.
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
     Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2006, 2005 and 2004 were not significant.
     Revenue Recognition – We sell product through three principal channels: 1) direct to health care institutions, referred to as direct channel accounts, 2) through stocking distributors and healthcare dealers and 3) directly to dental practices and dental laboratories. The direct channel accounts represent more than 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer health care institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, which account for less than 20 percent of our net sales, when title to product passes to them, generally upon shipment. Product is generally sold to distributors at fixed prices for specified periods. A distributor may return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor.
     The reserves for doubtful accounts were $20.4 million and $23.3 million as of December 31, 2006 and 2005, respectively.
     Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales, and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $95.5 million, $91.6 million and $86.3 million for the years ended December 31, 2006, 2005 and 2004, respectively.
     Acquisition, Integration and Other – We recognize incremental expenses resulting directly from the acquisitions of Centerpulse and Implex and significant nonrecurring items as “Acquisition, integration and other” expenses. Acquisition,

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

integration and other expenses for the years ended December 31, 2006, 2005 and 2004, included (in millions):

For the Years Ended December 31,	2006	2005	2004

(Gain)/loss on acquired assets and obligations	$(19.2)	$3.2	$–
Consulting and professional fees	8.8	5.6	32.0
Employee severance and retention	3.3	13.3	9.4
Information technology integration	3.0	6.9	4.3
In-process research & development	2.9	–	–
Integration personnel	2.5	3.1	5.2
Facility and employee relocation	1.0	6.2	3.4
Sales agent and lease contract terminations	0.2	12.7	24.4
Other	3.6	5.6	2.4

	$6.1	$56.6	$81.1

     Included in the gain/loss on acquired assets and obligations is the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities. These gains were offset by a $13.4 million impairment charge for certain Centerpulse tradename and trademark intangibles based principally in our Europe operating segment.
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
     The useful lives of intangible assets range from 3 to 40 years. In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology based intangible assets, we consider the expected life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology. Trademarks and trade names that do not have a wasting characteristic (i.e., there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life) are assigned an indefinite

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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
     Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.
     Derivative Financial Instruments – We account for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. We are exposed to market risk due to changes in currency exchange rates. As a result, we utilize foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to thirty months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. We maintain formal documentation regarding our objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. Our policy requires that critical terms of a hedging instrument are effectively the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. We, therefore, perform quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and that forecasted transactions have not changed. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the years ended December 31, 2006, 2005 and 2004, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.
     For contracts outstanding at December 31, 2006, we have an obligation to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2007 through June 2009. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2006 were $1,374.3 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2006, were $205 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2006, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $22.4 million, or $22.6 million net of taxes, which is deferred in other comprehensive income, of which, $12.8 million, or $13.4 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.
     We also enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency translation gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.
     Other Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments, unrealized foreign currency hedge gains and losses, and unrealized gains and losses on available-for-sale securities. We adopted SFAS No. 158, as described further below in “Accounting Pronouncements” and as further described in Note 10, “Retirement and Postretirement Benefit Plans”. The cumulative effect of the adoption is also included in accumulated other comprehensive income.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     The components of accumulated other comprehensive income are as follows (in millions):

	Balance at	Other		Balance at
	January 1,	Comprehensive	Adoption of	December 31,
	2006	Income (Loss)	SFAS 158	2006

Foreign currency translation	$123.9	$143.8	$–	$267.7
Foreign currency hedges	25.4	(48.0)	–	(22.6)
Unrealized gains (losses) on securities	0.9	(1.4)	–	(0.5)
Unrecognized actuarial loss – adoption of SFAS 158	–	–	(37.4)	(37.4)
Unrecognized prior service cost – adoption of SFAS 158	–	–	2.0	2.0
Minimum pension liability	(0.9)	0.9	–	–

Accumulated other comprehensive income	$149.3	$95.3	$(35.4)	$209.2

     Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of shareholders equity. We may reissue common stock held in treasury only for limited purposes.
     Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. We have disclosed the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS 123 in the years ended December 31, 2005 and 2004. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method and did not restate prior periods. SFAS 123(R) applies to new awards and to awards that are outstanding as of January 1, 2006. Compensation expense for outstanding awards for which the requisite service has not been rendered as of January 1, 2006, will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123.
     In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have adopted FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other balance sheet accounts as applicable. We are currently evaluating the impact of adoption of FIN 48 and do not expect that the adoption will have a significant impact on our financial position and results of operations. We anticipate the vast majority of the adoption impact to be reflected in balance sheet reclassifications associated with (a) showing the liabilities for tax uncertainties and their associated tax impacts gross versus the historical net presentation and (b) adjusting liabilities associated with transactions accounted for under purchase accounting through goodwill. In any event, the FASB has indicated that additional interpretive guidance will be issued in March 2007.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). “This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 on December 31, 2006. See our pension and other postretirement disclosures in Note 10.
     Also in September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which outlines the staff’s views regarding the process of quantifying financial statement misstatements. The issuance of SAB 108 had no effect on our financial statements.

3.	SHARE-BASED COMPENSATION

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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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
     We have elected the modified prospective method for adopting SFAS 123(R). Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based payments granted or modified after the date of adoption. For share-based payments granted prior to the date of the adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net earnings under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. For the year ended December 31, 2006, share-based payment expense was $76.0 million or $54.5 million net of the related tax benefits. Share-based payment expense for the year ended December 31, 2005 under APB 25 was not significant. The following is the pro forma expense disclosure under SFAS 123 for the years ended December 31, 2005 and 2004 (in millions, except per share amounts):

	2005	2004

Net earnings, as reported	$732.5	$541.8
Deduct: Total share-based payment expense determined under SFAS 123 for all awards, net of tax	(46.1)	(26.0)

Pro forma net earnings	$686.4	$515.8

Earnings per share:
Basic – as reported	$2.96	$2.22
Basic – pro forma	2.78	2.11
Diluted – as reported	2.93	2.19
Diluted – pro forma	2.75	2.08
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
Stock Options
     We had three stock option plans in effect at December 31, 2006: the 2006 Stock Incentive Plan (the “2006 Plan”), the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The 2006 Plan was adopted by the Board of Directors on February 17, 2006 and became effective on May 1, 2006. The 2006 Plan replaced the 2001 Stock Incentive Plan (the “2001 Plan”), which by its terms expired on August 5, 2006. Following stockholder approval of the 2006 Plan, no further grants were made under the 2001 Plan. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 42.9 million shares of common stock. The 2006 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards, restricted stock awards, equity share units and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our stock option plans. The date for annual grants under the 2006 Plan to our executive officers is expected to occur in February of each year following the earnings announcements for the previous quarter and full year. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited. At December 31, 2006, an aggregate of 18.2 million shares were available for future grants and awards under these three plans.
     Stock options granted to date under our plans generally vest over four years, although in no event in less than one year, and expire ten years from the date of grant. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited to control dilution.
     A summary of stock option activity for the year ended December 31, 2006 is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at December 31, 2005	12,562	55.66
Options granted	3,492	69.16
Options exercised	(1,093)	31.37
Options cancelled	(777)	74.85

Outstanding at December 31, 2006	14,184	$59.75

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2006 (options in thousands):

	Outstanding
				Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$10.50 – $17.00	2	0.03	$16.53	2	$16.53
$19.50 – $27.50	808	2.88	24.80	808	24.80
$27.51 – $37.50	2,424	4.23	30.78	2,416	30.78
$39.50 – $51.00	1,587	6.15	42.81	1,135	42.54
$55.00 – $70.50	3,984	7.89	68.84	1,464	70.21
$71.00 – $87.50	5,379	4.87	47.43	921	79.68

	14,184	5.64	59.75	6,746	47.27

     We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted during the year ended December 31, 2006, expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In periods prior to January 1, 2006, expected volatility was derived based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon our traded options with maturities over one year being more actively traded than in the past along with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001.
     The weighted average fair value of the options granted in the years ended December 31, 2006, 2005 and 2004 were determined using the following assumptions:

	2006	2005	2004

Dividend Yield	–%	–%	–%
Volatility	25.7%	30.2%	28.0%
Risk-free interest rate	4.5%	4.1%	3.4%
Expected life (years)	5.1	5.3	5.0
     The weighted average fair value for options granted during 2006, 2005 and 2004 were $22.32, $28.11 and $21.85, respectively. The total intrinsic value of stock options exercised during the year ended December 31, 2006, 2005 and 2004 were $40.5 million, $109.2 million and $129.6 million, respectively. For the year ended December 31, 2006, share-based payment expense related to stock options was $66.3 million or $47.7 million net of the related tax benefits. For the year ended December 31, 2006, the impact on basic and diluted EPS related to share-based payment expense on stock options was $0.19. Since prior to adoption of SFAS 123(R) the exercise price of stock options granted generally equaled the market price of the underlying stock on the measurement date, the expense related to stock options represents the impact of adopting this standard.
     Summarized information about outstanding stock options as of December 31, 2006 that are already vested and that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	That Are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	13,517	6,746
Weighted average remaining contractual life	7.2 years	5.8 years
Weighted average exercise price per share	$59.11	$47.27
Intrinsic value (in millions)	$164.5	$151.7

*	Includes effects of estimated forfeitures
     As of December 31, 2006, there was $89.4 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.3 years.
Equity Share Units
     Our equity share units generally will vest at the end of the three year period ending December 31, 2008. Each equity share unit will be converted into one share of our common stock upon vesting. The number of equity share units that will be awarded, if any, varies depending on the achievement of certain performance targets over the three year period.
     A summary of nonvested equity share units activity for the year ended December 31, 2006 is as follows (units in thousands):

		Weighted Average
	Equity	Grant Date
	Share Units	Fair Value

Outstanding at January 1, 2006	–	$–
Granted	930	67.86
Forfeited	(25)	67.86

Outstanding at December 31, 2006	905	$67.86

     The fair value of the equity share units was determined based upon the fair market value of our common stock on

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

the date of grant. SFAS 123(R) requires us to estimate the number of equity share units that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of December 31, 2006, we estimate that approximately 430,100 equity share units will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of equity share units that we expect to vest, the unrecognized share-based payment expense as of December 31, 2006 was $19.5 million, and is expected to be recognized over a period of 2.0 years. For the year ended December 31, 2006, pre-tax expense related to equity share units was $9.7 million or $6.8 million net of the related tax benefits. For the year ended December 31, 2006, the impact on basic and diluted EPS related to equity share units was $0.03.

4.	ACQUISITIONS

Musculoskeletal Management Systems, LLC
     On June 2, 2006, we acquired Musculoskeletal Management Systems, LLC, more commonly known as the Human Motion Institute (HMI), a privately-held, hospital-focused consulting company based in Pennsylvania for a cash purchase price of $15.0 million. We recorded $12.1 million of goodwill in connection with the acquisition. The acquisition did not have a material impact on our financial position or results of operations for the year ended December 31, 2006.
Implex Corp.
     On April 23, 2004, we acquired Implex Corp., a privately held orthopaedics company based in New Jersey, pursuant to an Amended and Restated Merger Agreement. We acquired 100 percent of the shares of Implex for an initial cash consideration of approximately $108.0 million, before adjustments for debt repayment, certain payments previously made by us to Implex pursuant to a pre-existing strategic alliance and other items. The aggregate cash consideration paid by us through December 31, 2006 was $225.3 million, consisting of a $98.6 million payment at closing, $2.6 million of direct acquisition costs and $124.1 million of earn-out payments made pursuant to the merger agreement. The acquisition resulted from the strategic alliance agreement we had with Implex since 2000 for the development and distribution of reconstructive implant and trauma products incorporating Trabecular Metal Technology.
     The merger agreement contained provisions for annual cash earn-out payments to the selling stockholders based on year-over-year sales growth through 2006 of certain products that incorporate Trabecular Metal Technology. Pursuant to SFAS No. 141 and EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”, the earn-out payments are recorded as an additional cost of the transaction upon resolution of the contingency and therefore increase goodwill. As of December 31, 2006, the earn-out period under the merger agreement ended and we do not expect any further amounts will be payable to the selling stockholders. See Note 7 for additional information on goodwill.
Centerpulse AG
     In connection with our acquisition of Centerpulse AG (“Centerpulse”) in October 2003, we recorded a $75.7 million integration liability consisting of $53.1 million of employee termination and relocation costs and $22.6 million of sales agent and lease contract termination costs. In accordance with Emerging Issues Task Force (“EITF”) 95-3 “Recognition of Liabilities Assumed in a Purchase Business Combination”, these liabilities were included in the allocation of the purchase price. Increases to the liability subsequent to the completion of the allocation period are expensed in the financial statements, and were not significant. Reductions in the liability subsequent to the completion of the allocation period are recorded as adjustments to goodwill.
     Our integration plan covers all functional business areas, including sales force, research and development, manufacturing and administrative. Approximately 830 Centerpulse employees were expected to be involuntarily terminated through our integration plan. As of December 31, 2006, practically all had been involuntarily terminated. We completed the production phase-out of our Austin, Texas manufacturing facility in the fourth quarter of 2005. The vast majority of our integration plan was complete at the end of 2006.
     Reconciliation of the integration liability, as of December 31, 2006, is as follows (in millions):

	Employee
	Termination
	and Relocation	Contract
	Costs	Terminations	Total

Balance, Closing Date	$53.1	$22.6	$75.7
Cash Payments	(20.7)	(0.2)	(20.9)

Balance, December 31, 2003	32.4	22.4	54.8
Cash Payments	(20.5)	(2.3)	(22.8)
Additions/(Reductions), net	3.7	(11.8)	(8.1)

Balance, December 31, 2004	15.6	8.3	23.9
Cash Payments	(8.8)	(2.4)	(11.2)
Additions/(Reductions), net	(0.3)	(1.1)	(1.4)

Balance, December 31, 2005	6.5	4.8	11.3
Cash Payments	(4.5)	(2.6)	(7.1)
Additions/(Reductions), net	(1.2)	(1.3)	(2.5)

Balance, December 31, 2006	$0.8	$0.9	$1.7

5.	INVENTORIES

     Inventories at December 31, 2006 and 2005, consist of the following (in millions):

	2006	2005

Finished goods	$489.1	$444.0
Work in progress	46.4	40.1
Raw materials	102.8	99.6

Inventories, net	$638.3	$583.7

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     Reserves for excess and obsolete inventory were $129.5 million and $121.0 million at December 31, 2006 and 2005, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2006 and 2005, was as follows (in millions):

	2006	2005

Land	$17.6	$20.7
Building and equipment	783.7	706.5
Instruments	768.5	649.2
Construction in progress	105.3	61.4

	1,675.1	1,437.8
Accumulated depreciation	(868.0)	(729.0)

Property, plant and equipment, net	$807.1	$708.8

     Depreciation expense was $155.0 million, $144.0 million and $142.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

     The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 (in millions):

			Asia
	Americas	Europe	Pacific	Total

Balance at January 1, 2005	$1,389.1	$1,023.2	$116.6	$2,528.9
Change in fair value estimates of Centerpulse related to:
Income taxes	(7.8)	0.5	–	(7.3)
Integration liability	(0.2)	(1.4)	–	(1.6)
Change in fair value estimates of Implex related to:
Earn-out payment liability	44.1	–	–	44.1
Income taxes	0.6	–	–	0.6
Integration liability	(0.1)	–	–	(0.1)
Inventories	0.7	–	–	0.7
Other	(0.2)	–	–	(0.2)
Purchase of Allo Systems Srl minority interest	–	2.0	–	2.0
Currency translation	–	(127.4)	(10.9)	(138.3)

Balance at December 31, 2005	1,426.2	896.9	105.7	2,428.8
Change in fair value estimates of Centerpulse related to:
Income taxes	(51.5)	–	–	(51.5)
Integration liability	(0.2)	(1.7)	(0.2)	(2.1)
Change in fair value estimates of Implex related to:
Earn-out payment liability	28.0	–	–	28.0
Integration liability	(0.5)	–	–	(0.5)
Purchase of Musculoskeletal	–	–	–	–
Management Systems	12.1	–	–	12.1
Currency translation	–	98.7	2.1	100.8

Balance at December 31, 2006	$1,414.1	$993.9	$107.6	$2,515.6

     During the year ended December 31, 2006, goodwill was reduced by $51.5 million related to changes in the fair value estimates of Centerpulse. $46.0 million of this reduction was a decrease to the long term tax liability related to the expiration of the applicable statute of limitations. The remaining reduction primarily relates to the release of valuation allowances.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     The components of identifiable intangible assets are as follows (in millions):

			Trademarks
	Core	Developed	and Trade	Customer
	Technology	Technology	Names	Relationships	Other	Total

As of December 31, 2006:
Intangible assets subject to amortization:
Gross carrying amount	$119.1	$417.3	$33.4	$35.5	$48.7	$654.0
Accumulated amortization	(20.5)	(88.1)	(9.8)	(4.0)	(20.4)	(142.8)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	201.2	–	–	201.2

Total identifiable intangible assets	$98.6	$329.2	$224.8	$31.5	$28.5	$712.6

As of December 31, 2005:
Intangible assets subject to amortization:
Gross carrying amount	$118.9	$417.3	$31.7	$34.4	$39.7	$642.0
Accumulated amortization	(14.2)	(60.0)	(6.8)	(2.4)	(17.0)	(100.4)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	215.0	–	–	215.0

Total identifiable intangible assets	$104.7	$357.3	$239.9	$32.0	$22.7	$756.6

     Total amortization expense for finite-lived intangible assets was $42.4 million, $41.7 million and $39.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and was recorded as part of selling, general and administrative. Estimated annual amortization expense for the years ending December 31, 2007 through 2011 is $41.5 million, $41.5 million, $41.5 million, $40.2 million and $38.5 million, respectively.

8.	OTHER CURRENT AND LONG-TERM LIABILITIES

     Other current and long-term liabilities at December 31, 2006 and 2005, consist of the following (in millions):

	2006	2005

Other current liabilities:
License and service agreements	$115.0	$112.3
Salaries, wages and benefits	49.3	54.9
Accrued liabilities	199.4	234.0

Total other current liabilities	$363.7	$401.2

Other long-term liabilities:
Long-term income tax payable	$102.1	$150.1
Other long-term liabilities	221.3	198.2

Total other long-term liabilities	$323.4	$348.3

9.	DEBT

     We have a five year $1,350 million senior credit agreement (the “Senior Credit Facility”). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010. Available borrowings under the Senior Credit Facility at December 31, 2006, were $1,250.4 million. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.
     We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2006. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.
     Outstanding long-term debt as of December 31, 2006 was $99.6 million and $81.6 million as of December 31, 2005. We had no current debt as of December 31, 2006 or 2005.
     We also have available uncommitted credit facilities totaling $60.9 million.
     The weighted average interest rate for borrowings under the Senior Credit Facility was 0.61 percent at December 31, 2006. Borrowings under the Senior Credit Facility at December 31, 2006 and 2005 are Japanese Yen based borrowings. We paid $5.8 million, $15.3 million and $27.9 million in interest during 2006, 2005 and 2004, respectively.
     Debt issuance costs of $22.4 million were incurred to obtain the Senior Credit Facility arrangement. These costs were capitalized and are amortized to interest expense over the lives of the related facilities. At December 31, 2006, unamortized debt issuance costs were $6.3 million.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

10.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

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
     We adopted SFAS 158 (see Note 2 – Accounting Pronouncements) as of December 31, 2006. The adoption of SFAS 158 had the following effects on our consolidated balance sheet as of December 31, 2006 as we recognized the funded status of our defined benefit and postretirement benefit plans with a corresponding adjustment to Accumulated Other Comprehensive Income:

	Prior to
	Additional Minimum	Additional
	Liability Adjustment	Minimum
	and SFAS 158	Liability	SFAS 158	Post
	Adoption	Adjustments	Adjustments	SFAS 158

Prepaid pension	$21.1	$3.0	$(23.0)	$1.1
Other assets	173.8	0.0	19.1	192.9
Short-term accrued benefit liability	(10.5)	0.0	8.9	(1.6)
Long-term accrued benefit liability	(34.8)	0.0	(40.2)	(75.0)
Accumulated other comprehensive income	3.0	(3.0)	35.4	35.4
Defined Benefit Plans
     The components of net pension expense for the years ended December 31, 2006, 2005 and 2004 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.

	2006	2005	2004	2006	2005	2004

Service cost	$13.1	$11.4	$9.7	$10.2	$8.7	$9.6
Interest cost	7.4	5.6	4.2	4.8	4.9	4.8
Expected return on plan assets	(8.2)	(6.4)	(4.8)	(6.6)	(6.0)	(5.8)
Amortization of prior service cost	–	(0.1)	(0.1)	0.1	–	0.4
Amortization of unrecognized actuarial loss	3.7	2.1	0.9	0.2	0.6	0.6

Net periodic benefit cost	$16.0	$12.6	$9.9	$8.7	$8.2	$9.6

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2006	2005	2004	2006	2005	2004

Discount rate	5.84%	6.25%	6.75%	3.20%	3.78%	3.81%
Rate of compensation increase	3.84%	3.82%	3.60%	2.27%	2.28%	1.57%
Expected long-term return on plan assets	8.25%	8.50%	8.75%	4.70%	4.77%	4.83%
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
     Changes in projected benefit obligations and plan assets, for the years ended December 31, 2006 and 2005 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2006	2005	2006	2005

Projected benefit obligation – beginning of year	$130.4	$89.2	$146.5	$143.0
Plan amendments	0.6	0.2	–	(0.3)
Service cost	13.1	11.4	10.2	8.7
Interest cost	7.4	5.6	4.8	4.9
Employee contributions	–	–	10.4	9.8
Benefits paid	(1.5)	(0.8)	(17.3)	(14.2)
Actuarial (gain) loss	(5.8)	24.8	1.5	13.6
Translation (gain) loss	–	–	11.8	(19.0)

Projected benefit obligation – end of year	$144.2	$130.4	$167.9	$146.5

Plan assets at fair market value – beginning of year	$85.6	$66.1	$135.7	$137.2
Actual return on plan assets	11.2	3.4	10.5	11.4
Company contributions	20.0	17.4	9.9	9.8
Employee contributions	–	–	10.4	9.8
Benefits paid	(1.5)	(0.8)	(17.3)	(14.2)
Expenses	–	(0.5)	–	–
Translation gain (loss)	–	–	10.5	(18.3)

Plan assets at fair market value – end of year	$115.3	$85.6	$159.7	$135.7

Funded status	$(28.9)	$(44.8)	$(8.1)	$(10.8)

Unrecognized prior service cost		(0.3)		–
Unrecognized actuarial loss		52.6		9.3

Net amount recognized		$7.5		$(1.5)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$1.1	$12.2	$–	$4.6
Short-term accrued benefit liability	(0.7)	–	–	–
Long-term accrued benefit liability	(29.3)	(6.2)	(8.1)	(6.1)
Accumulated other comprehensive income:
Minimum pension liability	–	1.5	–	–
Unrecognized prior service cost	0.2	–	–	–
Unrecognized actuarial loss	39.8	–	7.3	–

Net amount recognized	$11.1	$7.5	$(0.8)	$(1.5)

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2007:

	U.S. and
	Puerto Rico	Non-U.S.

Unrecognized prior service cost	$–	$(0.1)
Unrecognized actuarial loss	2.9	0.4

	$2.9	$0.3

     The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.

	2006	2005	2004	2006	2005	2004

Discount rate	6.14%	5.84%	6.25%	3.23%	3.15%	3.75%
Rate of compensation increase	3.84%	3.82%	3.84%	2.28%	2.27%	2.22%
     Plans with projected benefit obligations in excess of plan assets as of December 31, 2006 and 2005 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2006	2005	2006	2005

Benefit obligation	$136.8	$122.6	$152.0	$131.6
Plan assets at fair market value	106.7	77.3	140.3	118.1
     Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2006 and 2005 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.

	2006	2005	2006	2005

Accumulated benefit obligation	$9.2	$7.1	$22.6	$16.9
Plan assets at fair market value	–	–	18.3	13.2
     The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $94.5 million and $80.3 million as of December 31, 2006 and 2005, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $150.3 million and $131.8 million as of December 31, 2006 and 2005, respectively.
     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2007	$2.4	$10.9
2008	2.7	11.6
2009	3.5	13.1
2010	4.2	12.4
2011	5.7	10.5
2012 – 2016	46.4	58.6
     Our weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	U.S. and Puerto
	Rico		Non-U.S.

Asset Category	2006	2005	2006	2005

Equity Securities	65%	65%	34%	35%
Debt Securities	35	35	38	38
Real Estate	–	–	15	14
Cash Funds	–	–	4	5
Other	–	–	9	8

Total	100%	100%	100%	100%

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
     The investment strategies of non-U.S. based plans vary according to the plan provisions and local laws. The majority

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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
     As of December 31, 2006 and 2005, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.
     We expect that we will have no minimum funding requirements by law in 2007 for the U.S. and Puerto Rico defined benefit retirement plans. However, we expect to voluntarily contribute between $26 million to $28 million to these plans during 2007. Contributions to non-U.S. defined benefit plans are estimated to be approximately $12 million in 2007. We do not expect the plan assets in any of our plans to be returned to us in the next year.
Defined Contribution Plans
     We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. We expensed $12.6 million, $11.3 million and $6.4 million related to these plans for the years ended December 31, 2006, 2005 and 2004, respectively.
Postretirement Benefit Plans
     The components of net periodic expense for the year ended December 31, 2006, 2005 and 2004 for our unfunded postretirement benefit plans are as follows (in millions):

December 31,	2006	2005	2004

Service cost	$1.6	$1.6	$1.4
Interest cost	2.2	2.0	1.7
Amortization of unrecognized actuarial loss	0.4	0.3	0.2

Net periodic benefit cost	$4.2	$3.9	$3.3

     The weighted average actuarial assumptions used in accounting for our postretirement benefit plans were as follows:

December 31, 2006	2005	2004

Discount rate – Benefit obligation	6.14%	5.84%	6.25%
Discount rate – Net periodic benefit cost	5.84%	6.25%	6.75%
Initial health care cost trend rate	8.50%	9.00%	9.50%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%
First year of ultimate trend rate	2014	2014	2014
     Changes in benefit obligations for our postretirement benefit plans were (in millions):

December 31,	2006	2005

Benefit obligation – beginning of year	$39.8	$31.2
Plan amendments	(3.6)	–
Service cost	1.6	1.6
Interest cost	2.2	2.0
Employee contributions	0.1	–
Benefits paid	(0.6)	(0.5)
Actuarial (gain) loss	(1.0)	5.5

Benefit obligation – end of year	$38.5	$39.8

Funded status	$(38.5)	$(39.8)
Unrecognized prior service cost	(3.3)	(0.1)
Unrecognized actuarial loss	10.5	12.2

Net amount recognized	$(31.3)	$(27.7)

Amounts recognized in consolidated balance sheet:
Short-term accrued benefit liability	$(0.9)	$–
Long-term accrued benefit liability	(37.6)	(27.7)
Accumulated other comprehensive income:
Unrecognized prior service cost	(3.3)	–
Unrecognized actuarial loss	10.5	–

Net amount recognized	$(31.3)	$(27.7)

     A one percentage point change in the assumed health care cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by an annual cap that limits medical costs we pay.
     We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2007:

Unrecognized prior service cost	$(0.4)
Unrecognized actuarial loss	0.7

$0.3

     The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,

2007	$0.9
2008	1.6
2009	2.0
2010	2.5
2011	2.9
2012 – 2016	17.9

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes

     The components of earnings before taxes consist of the following (in millions):

	2006	2005	2004

United States operations	$727.3	$706.5	$385.7
Foreign operations	441.7	334.2	345.8

Total	$1,169.0	$1,040.7	$731.5

The provision for income taxes consists of (in millions):
Current:
Federal	$178.5	$150.5	$122.7
State	22.2	22.7	17.1
Foreign	89.5	80.3	114.9

	290.2	253.5	254.7

Deferred:
Federal	31.7	63.0	(20.2)
State	5.0	–	(9.6)
Foreign	7.1	(9.2)	(35.3)

	43.8	53.8	(65.1)

	$334.0	$307.3	$189.6

     Income taxes paid during 2006, 2005 and 2004 were $257.6 million, $189.2 million and $143.3 million, respectively.
     A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	2006	2005	2004

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.3	0.9	0.7
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(4.3)	(3.9)	(2.3)
Tax benefit from decreased deferred taxes of acquired Centerpulse operations; due to Swiss tax rate reduction	–	–	(4.7)
Tax benefit relating to operations in Puerto Rico	(2.0)	(1.3)	(1.7)
Tax benefit relating to U.S. export sales	(1.2)	(0.8)	(1.3)
R&D credit	(0.1)	(0.5)	(0.7)
Non-deductible expenses	0.1	0.1	0.6
Other	(0.2)	–	0.3

Effective income tax rate	28.6%	29.5%	25.9%

     During 2004, our tax provision included a deferred tax benefit of $34.5 million as a result of revaluing deferred taxes of acquired Centerpulse operations due to a reduction in the ongoing Swiss tax rate (from approximately 24 percent to 12.5 percent).
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.
     The components of deferred taxes consisted of the following (in millions):

	2006	2005

Deferred tax assets:
Inventory	$114.7	$102.9
Fixed assets	1.8	7.1
Net operating loss carryover	138.6	214.8
Tax credit carryover	88.4	87.2
Capital loss carryover	1.7	11.2
Accrued liabilities	95.3	111.3
Share-based compensation	21.4	–
Other	57.3	32.5

Total deferred tax assets	519.2	567.0
Less: Valuation allowances	(35.5)	(57.5)

Total deferred tax assets after valuation	483.7	509.5

Deferred tax liabilities:
Fixed assets	$(26.9)	$(30.0)
Intangible assets	(167.7)	(174.5)
Accrued liabilities	(5.4)	(0.3)
Other	(0.9)	(4.9)

Total deferred tax liabilities	(200.9)	(209.7)

Total net deferred tax assets	$282.8	$299.8

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     The vast majority of the net operating loss carryover is available to reduce future federal and state taxable earnings. At December 31, 2006, these net operating loss carryovers generally expire within a period of 1 to 17 years. Valuation allowances for net operating loss carryovers have been established in the amount of $10.4 million and $22.4 million at December 31, 2006 and December 31, 2005, respectively. The tax credit carryovers are entirely available to offset future federal and state tax liabilities. At December 31, 2006, these tax credit carryovers generally expire within a period of 1 to 16 years. We have established valuation allowances for certain tax credit carryovers in the amount of $15.0 million and $11.3 million at December 31, 2006 and December 31, 2005, respectively. The capital loss carryover is also available to reduce future federal taxable earnings; however, the entire capital loss carryover is subject to a valuation allowance and expires in 3 years. The remaining valuation allowances of $8.4 million and $12.6 million at December 31, 2006 and December 31, 2005, respectively, relate to other deferred tax positions. We have established valuation allowances related to certain business combination transactions that, if not ultimately required, will result in a reduction of goodwill. These allowances were approximately $29.0 million and $55.0 million at December 31, 2006 and December 31, 2005, respectively.
     We have a long term tax liability of $102.1 million at December 31, 2006 for expected settlement of various federal, state and foreign income tax liabilities that is reflected net of the corollary tax impacts of these expected settlements. This long term tax liability includes reserves for uncertain tax positions of $70.3 million pertaining to certain business combination transactions. Realization of tax benefits related to the $70.3 million shall be applied to reduce goodwill related to these business combination transactions, and as such would have no impact to the effective income tax rate upon settlement. The long term tax liability was reduced by $48.0 million from the December 31, 2005 balance of $150.1 million. The primary reason for this reduction is the expiration of the applicable statute of limitations.
     At December 31, 2006, we had an aggregate of approximately $313 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, permanently reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is impractical for us to determine the additional tax of remitting these earnings.

12.	CAPITAL STOCK AND EARNINGS PER SHARE

     We have 2 million shares of Series A Participating Cumulative Preferred Stock authorized for issuance, none of which were outstanding as of December 31, 2006.
     The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options and other equity awards. The following is a reconciliation of weighted average shares for the basic and diluted share computations for the years ending December 31 (in millions):

	2006	2005	2004

Weighted average shares outstanding for basic net earnings per share	243.0	247.1	244.4
Effect of dilutive stock options	2.4	2.7	3.4

Weighted average shares outstanding for diluted net earnings per share	245.4	249.8	247.8

     For the year ended December 31, 2006, an average of 7.6 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the year ended December 31, 2005, an average of 2.9 million options to purchase shares of common stock were not included. There were no anti-dilutive options excluded from the computation of diluted earnings per share for the year ended December 31, 2004.
     In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. In December 2006, our Board of Directors authorized an additional stock repurchase program of up to $1 billion through December 31, 2008. As of December 31, 2006 we had acquired approximately 12,145,800 shares at a cost of $802.9 million.

13.	SEGMENT DATA

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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

global operations and corporate expenses, share-based compensation expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S. and Puerto Rico based manufacturing operations and logistics and corporate assets.
     Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets

	2006	2005	2004	2006	2005	2004	2006	2005

Americas	$2,076.5	$1,941.8	$1,741.3	$1,101.7	$1,020.8	$893.1	$2,444.9	$2,408.6
Europe	931.1	874.8	808.3	387.3	317.9	283.9	1,864.7	1,695.4
Asia Pacific	487.8	469.5	431.3	231.5	212.4	182.3	314.1	290.5

Net sales	$3,495.4	$3,286.1	$2,980.9

Share-based payment expense				(74.8)	–	–
Inventory step-up				–	(5.0)	(59.4)
Acquisition and integration				(6.1)	(56.6)	(81.1)
Global operations and corporate functions				(474.4)	(434.5)	(455.6)	1,350.7	1,327.4

Operating profit				$1,165.2	$1,055.0	$763.2

Total assets							$5,974.4	$5,721.9

     U.S. sales were $1,962.5 million, $1,845.6 million and $1,664.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sales to any individual country outside of the U.S. were not significant. Sales are attributable to a country based upon the customer’s country of domicile.
     Net sales by product category are as follows (in millions):

	2006	2005	2004

Reconstructive implants
Knees	$1,461.5	$1,366.2	$1,194.5
Hips	1,189.4	1,140.6	1,079.0
Dental	179.0	148.1	124.7
Extremities	77.6	66.1	58.1

Total	2,907.5	2,721.0	2,456.3
Trauma	194.7	179.8	172.9
Spine	177.4	160.4	134.2
Orthopaedic surgical products and other	215.8	224.9	217.5

Total	$3,495.4	$3,286.1	$2,980.9

     Long-lived tangible assets as of December 31, 2006 and 2005 are as follows:

	2006	2005

Americas	$558.5	$501.3
Europe	203.6	172.9
Asia Pacific	45.0	34.6

	$807.1	$708.8

     The Americas long-lived tangible assets are located primarily in the U.S. Approximately $183.8 million of Europe long-lived tangible assets are located in Switzerland.
     Capital expenditures by operating segment for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004

Americas
Additions to other property, plant and equipment	$0.7	$0.7	$0.3
Europe
Additions to instruments	20.0	8.3	14.0
Additions to other property, plant and equipment	25.9	20.0	24.4
Asia Pacific
Additions to instruments	1.7	2.4	1.4
Additions to other property, plant and equipment	2.5	1.0	3.2
Global operations and corporate functions
Additions to instruments	104.5	139.3	124.2
Additions to other property, plant and equipment	113.0	83.6	72.9
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

     Depreciation and amortization used in determining operating segment profit for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004

Americas	$56.7	$51.0	$45.9
Europe	46.5	40.8	45.5
Asia Pacific	18.7	14.8	12.3
Global operations and corporate functions	75.5	79.1	77.6

	$197.4	$185.7	$181.3

14.	LEASES

     Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2006 were $24.2 million for 2007, $20.1 million for 2008, $14.3 million for 2009, $11.6 million for 2010, $9.0 million for 2011 and $25.1 million thereafter. Total rent expense for the years ended December 31, 2006, 2005 and 2004 aggregated $26.7 million, $27.9 million and $24.2 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES

     As a result of the Centerpulse transaction, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of January 4, 2007, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of December 31, 2006 is adequate to provide for any future claims regarding the hip and knee implant litigation.
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
     Following the commencement of the Department of Justice, Antitrust Division’s investigation, we and several other major orthopaedic manufacturers were named as defendants in six putative class action lawsuits as of December 31, 2006. These lawsuits were brought by direct and indirect purchasers of orthopaedic products alleging violations of Federal and state antitrust laws and certain state consumer protection statutes. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of orthopaedic implant devices. The direct purchaser cases, South Central Surgical Center, LLC v. Zimmer Holdings, Inc. et al. and Chaiken DDS, P.C. v. Biomet, Inc. et al., were filed in the United States District Court for the Southern District of Indiana on July 13, 2006 and in the United States District Court for the Northern District of Indiana on July 26, 2006, respectively. The indirect purchaser cases, Morganti v. Johnson & Johnson et al., Thomas v. Biomet, Inc. et al., Kirschner v. Biomet, Inc.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

et al. and Williams v. Biomet, Inc. et al., were filed in the United States District Court for the District of New Jersey on July 19, 2006 and in the United States District Court for the Western District of Tennessee on July 18, 2006, July 24, 2006 and July 27, 2006, respectively.
     On December 29, 2006, the plaintiff in Morganti v. Johnson & Johnson et al. filed a letter with the United States District Court for the District of New Jersey advising that plaintiff was voluntarily withdrawing her complaint and had no objection to the court entering an order dismissing the complaint without prejudice. On January 12, 2007, we and the other defendants in the five remaining cases delivered a Motion for Transfer and Consolidation of Pretrial Proceedings under 28 U.S.C. §1407 to the Judicial Panel on Multidistrict Litigation, requesting the court to transfer the cases to the United States District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings. The motion was filed by the Panel on January 18, 2007. The plaintiffs did not oppose a stay of proceedings pending resolution of this motion. On January 15, 2007, the plaintiff in Thomas v. Biomet, Inc. et al. filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Western District of Tennessee. In each of the four remaining cases, the plaintiffs seek damages of unspecified amounts, in some cases to be trebled under applicable law, attorneys’ fees and injunctive or other unspecified relief. We believe these lawsuits are without merit and we intend to defend them vigorously.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2006 Quarter Ended				2005 Quarter Ended

	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$860.4	$881.6	$819.8	$933.6	$828.5	$846.8	$762.5	$848.3
Gross profit	671.0	681.6	636.6	726.1	638.2	658.0	588.0	662.5
Net earnings	205.6	200.9	183.3	244.7	173.6	190.7	168.6	199.6
Net earnings per common share
Basic	0.83	0.82	0.76	1.03	0.71	0.77	0.68	0.81
Diluted	0.82	0.81	0.76	1.02	0.70	0.76	0.67	0.80

17.	SUBSEQUENT EVENTS

     On February 9, 2007, we announced the agreement to acquire Endius, Inc., a privately-held Massachusetts company, in a cash transaction. Under the agreement, Endius will become a wholly owned subsidiary of the Company. We expect the transaction to close in the second quarter of 2007.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.	Controls and Procedures

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
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial statement reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

      During the fourth quarter of 2006, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

      The information required by this Item concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year and the information included under the caption “Executive Officers” in Part I of this report.

ITEM 11.	Executive Compensation

      The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

      The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

      The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1.  Financial Statements
          The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.
              Report of Independent Registered Public Accounting Firm
              Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004
              Consolidated Balance Sheets as of December 31, 2006 and 2005
              Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
              Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
              Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
              Notes to Consolidated Financial Statements
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

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Signatures

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ J. RAYMOND ELLIOTT

J. Raymond Elliott
Chairman of the Board President and Chief Executive Officer
Dated: February 27, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Raymond Elliott J. Raymond Elliott	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2007

/s/ Sam R. Leno Sam R. Leno	Executive Vice President, Finance and Corporate Services and Chief Financial Officer (Principal Financial Officer)	February 27, 2007

/s/ James T. Crines James T. Crines	Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2007

/s/ Stuart M. Essig Stuart M. Essig	Director	February 27, 2007

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 27, 2007

/s/ Arthur J. Higgins Arthur J. Higgins	Director	February 27, 2007

/s/ John L. McGoldrick John L. McGoldrick	Director	February 27, 2007

/s/ Augustus A. White, III Augustus A. White, III	Director	February 27, 2007

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 13, 2001)

3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated November 13, 2001)

3.3	Restated By-Laws of Zimmer Holdings, Inc., together with Amendment No. 1 and Amendment No. 2 to the Restated By-Laws of Zimmer Holdings, Inc. (incorporated by reference to Exhibit 3 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2006)

4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)

10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)

10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)

10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated by reference to Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A dated March 24, 2003)

10.5*	Zimmer Holdings, Inc. Supplemental Performance Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 5, 2004)

10.6*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated August 6, 2001)

10.7*	First Amendment to the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)

10.8*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)

10.9*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees

10.10*	Employment Agreement with J. Raymond Elliott (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2006)

10.11*	Change in Control Severance Agreement with J. Raymond Elliott (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2002)

10.12*	Change in Control Severance Agreement with Sam R. Leno, Bruno A. Melzi and David C. Dvorak (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2002)

10.13*	Change in Control Severance Agreement with Sheryl L. Conley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 8, 2003)

10.14*	Change in Control Severance Agreement with Jon E. Kramer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 8, 2004)

10.15*	Change in Control Severance Agreement with James T. Crines (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated May 8, 2002)

10.16*	Change in Control Severance Agreement with Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)

10.17*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)

10.18*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)

10.19*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

10.20*	First Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 9, 2005)

10.21*	Second Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)

10.22*	Form of Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

10.23*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

10.24*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

10.25*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated January 11, 2006)

10.26*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 12, 2005)

10.27*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)

10.28*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 11, 2006)

10.29*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (for Non-U.S. employees) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated January 11, 2006)

10.30*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)

10.31*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)

10.32*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.33*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.34*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.35*	Form of Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.36*	Summary Compensation Sheet

10.37	$1,350,000,000 Amended and Restated Credit Agreement dated as of March 31, 2005 among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., Zimmer Switzerland Holdings Ltd., Zimmer Investment Luxembourg S.C.A., Zimmer GmbH, the borrowing subsidiaries, the subsidiary guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as general administrative agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)

ZIMMER HOLDINGS, INC.	2006 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

10.38	Amendment No. 1 dated as of April 15, 2005 to the Amended and Restated Credit Agreement dated as of March 31, 2005 among Zimmer Holdings, Inc., Zimmer, Inc., Zimmer K.K., Zimmer Ltd., Zimmer Switzerland Holdings Ltd., Zimmer Investment Luxembourg S.C.A., Zimmer GmbH, the borrowing subsidiaries, the subsidiary guarantors, the lenders named therein, JPMorgan Chase Bank, N.A., as general administrative agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed March 2, 2006)

21	List of Subsidiaries of Zimmer Holdings, Inc.

23	Consent of PricewaterhouseCoopers LLP

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Annual CEO Certification filed with the New York Stock Exchange on May 24, 2006

*	indicates management contracts or compensatory plans or arrangements

Valuation and Qualifying Accounts	Schedule II

	(in millions)

		Additions
	Balance at	Charged		Effects of	Balance	Balance at
	Beginning	(Credited) to	Deductions	Foreign	Sheet	End of
Description	of Period	Expense	to Reserve	Currency	Reclass*	Period

Doubtful Accounts:
Year Ended December 31, 2004	$29.5	$4.9	$(7.4)	$1.4	$–	$28.4
Year Ended December 31, 2005	28.4	(2.2)	(1.5)	(1.4)	–	23.3
Year Ended December 31, 2006	23.3	(3.2)	(1.0)	1.3	–	20.4
Excess and Obsolete Inventory:
Year Ended December 31, 2004	$129.1	$30.8	$(14.1)	$2.9	$(24.6)	$124.1
Year Ended December 31, 2005	124.1	21.6	(18.5)	(6.2)	–	121.0
Year Ended December 31, 2006	121.0	32.6	(26.0)	1.9	–	129.5
Excess and Obsolete Instruments:
Year Ended December 31, 2004	$35.7	$1.9	$(1.6)	$0.4	$–	$36.4
Year Ended December 31, 2005	36.4	10.0	(7.8)	(0.9)	–	37.7
Year Ended December 31, 2006	37.7	8.3	(5.4)	0.1	–	40.7

*	In 2004, a balance sheet reclassification between gross inventory and the reserve for excess and obsolete inventory was recorded which had no effect on the net inventory balance.