Form 10-Q
period 2007-03-31
ZIMMER HOLDINGS INC
filed 2007-05-08
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At April 25, 2007, there were 236,776,399 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2007

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2007	2006

Net Sales	$950.2	$860.4
Cost of products sold	206.4	189.4

Gross Profit	743.8	671.0

Research and development	52.3	47.4
Selling, general and administrative	361.6	334.9
Acquisition, integration and other expense (income)	2.7	(1.8)

Operating expenses	416.6	380.5

Operating Profit	327.2	290.5
Interest income (expense)	(0.2)	0.5

Earnings before income taxes and minority interest	327.0	291.0
Provision for income taxes	93.3	85.1
Minority interest	(0.3)	(0.3)

Net Earnings	$233.4	$205.6

Earnings Per Common Share
Basic	$0.99	$0.83
Diluted	$0.98	$0.82
Weighted Average Common Shares Outstanding
Basic	236.9	247.8
Diluted	239.2	250.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$326.0	$265.7
Restricted cash	2.4	2.4
Accounts receivable, less allowance for doubtful accounts	692.5	625.5
Inventories, net	658.8	638.3
Prepaid expenses	54.6	55.1
Deferred income taxes	152.3	159.2

Total current assets	1,886.6	1,746.2
Property, plant and equipment, net	820.6	807.1
Goodwill	2,466.2	2,515.6
Intangible assets, net	708.9	712.6
Other assets	215.6	192.9

Total Assets	$6,097.9	$5,974.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$128.6	$158.0
Income taxes payable	69.1	106.5
Other current liabilities	401.2	363.7

Total current liabilities	598.9	628.2
Other long-term liabilities	280.0	323.4
Long-term debt	100.0	99.6

Total Liabilities	978.9	1,051.2

Commitments and Contingencies (Note 12)
Minority interest	2.4	2.7
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 250.9 million shares in 2007 (248.9 million in 2006) issued	2.5	2.5
Paid-in capital	2,870.0	2,743.2
Retained earnings	2,997.1	2,768.5
Accumulated other comprehensive income	223.3	209.2
Treasury stock, 14.2 million shares in 2007 (12.1 million in 2006)	(976.3)	(802.9)

Total Stockholders’ Equity	5,116.6	4,920.5

Total Liabilities and Stockholders’ Equity	$6,097.9	$5,974.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three Months
	Ended March 31,
	2007	2006

Cash flows provided by (used in) operating activities:
Net earnings	$233.4	$205.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	53.4	46.2
Share-based payment expense	20.9	18.2
Income tax benefit from stock option exercises	27.9	2.0
Excess income tax benefit from stock option exercises	(20.0)	(1.8)
Changes in operating assets and liabilities:
Income taxes	18.6	26.1
Receivables	(43.2)	(65.9)
Inventories	(19.6)	(13.0)
Accounts payable and accrued expenses	(17.8)	(22.2)
Other assets and liabilities	(40.4)	7.5

Net cash provided by operating activities	213.2	202.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(34.5)	(32.4)
Additions to other property, plant and equipment	(18.7)	(21.5)
Proceeds from sale of property, plant and equipment	—	16.2
Investments in other assets	(5.9)	—

Net cash used in investing activities	(59.1)	(37.7)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	58.8	11.1
Excess income tax benefit from stock option exercises	20.0	1.8
Repurchase of common stock	(173.4)	(7.1)

Net cash provided by (used in) financing activities	(94.6)	5.8

Effect of exchange rates on cash and equivalents	0.8	(0.2)

Increase in cash and equivalents	60.3	170.6
Cash and equivalents, beginning of year	265.7	233.2

Cash and equivalents, end of period	$326.0	$403.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2006 have been reclassified to conform to the current year presentation.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended
	March 31,
	2007	2006
	(In millions)

Net Earnings	$233.4	$205.6
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	15.9	9.9
Unrealized foreign currency hedge losses, net of tax	(7.5)	(5.5)
Reclassification adjustments on foreign currency hedges, net of tax	2.2	2.1
Unrealized gains (losses) on securities, net of tax	—	0.2
Change in defined benefit plans, net of tax	3.5	—
Minimum pension liability, net of tax	—	(2.5)

Total Other Comprehensive Income	14.1	4.2

Comprehensive Income	$247.5	$209.8

3.	Inventories

	March 31,	December 31,
	2007	2006
	(In millions)

Finished goods	$499.3	$489.1
Work in progress	53.9	46.4
Raw materials	105.6	102.8

Inventories, net	$658.8	$638.3

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

	March 31,	December 31,
	2007	2006
	(In millions)

Land	$17.6	$17.6
Buildings and equipment	833.5	783.7
Instruments	799.1	768.5
Construction in progress	69.4	105.3

	1,719.6	1,675.1
Accumulated depreciation	(899.0)	(868.0)

Property, plant and equipment, net	$820.6	$807.1

5.	Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted the provisions of FIN 48 on January 1, 2007. Prior to the adoption of FIN 48 we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impact of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability on a gross basis versus the historical net presentation. The adoption resulted in the financial statement liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007. This decrease in the liability resulted in a reduction to retained earnings of $4.7 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and an increase in an interest/penalty payable of $7.9 million, all as of January 1, 2007. Therefore, after the adoption of FIN 48, the amount of unrecognized tax benefits is $95.7 million as of January 1, 2007, of which $28.6 million would impact our effective tax rate, if recognized. As of March 31, 2007, the amount of unrecognized tax benefits is $99.6 million, of which $29.6 million would impact our effective tax rate, if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Earnings, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we recorded a liability of $9.6 million for accrued interest and penalties, of which $7.5 million would impact our effective tax rate, if recognized. As of March 31, 2007, the amount of this liability is $10.4 million, of which $8.0 million would impact our effective tax rate, if recognized.

It is expected that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a significant impact on our results of operations or financial position.

The U.S. federal statute of limitations remains open for the year 2003 and onward with years 2003 and 2004 currently under examination by the IRS. It is reasonably possible that a resolution with the IRS for the years 2003 through 2004 will be reached within the next twelve months, but we do not anticipate this would result in any

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material impact on our financial position. In addition, for the 1999 tax year of Centerpulse, which we acquired in October 2003, one issue remains in dispute at the IRS appeals level. The resolution of this issue would not impact our effective tax rate as it would be recorded as an adjustment to goodwill.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation. It is reasonably possible that such matters will be resolved in the next twelve months, but we do not anticipate that the resolution of these matters would result in any material impact on our results of operations or financial position.

Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2001 onward), Canada (1998 onward), France (2004 onward), Germany (2000 onward), Italy (2003 onward), Japan (2000 onward), Puerto Rico (2005 onward), Singapore (2002 onward), Switzerland (2004 onward), and the United Kingdom (2004 onward). The Company is currently under examination in various foreign jurisdictions, including France, Germany, Italy and Switzerland. It is reasonably possible that such audits will be resolved in the next twelve months, but we do not anticipate that the resolution of these audits would result in any material impact on our results of operations or financial position.

6.	Retirement and Postretirement Benefit Plans

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

The components of net pension expense for the three month periods ended March 31, 2007 and 2006, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2007	2006

Service cost	$6.9	$6.0
Interest cost	3.6	3.0
Expected return on plan assets	(4.5)	(3.6)
Amortization of unrecognized actuarial loss	0.7	1.1

Net periodic benefit cost	$6.7	$6.5

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net periodic benefit expense for the three month periods ended March 31, 2007 and 2006, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months
	Ended March 31,
	2007	2006

Service cost	$0.4	$0.5
Interest cost	0.6	0.6
Amortization of unrecognized prior service cost	(0.1)	—
Amortization of unrecognized actuarial loss	0.2	0.2

Net periodic benefit cost	$1.1	$1.3

We contributed $26.5 million during the three month period ended March 31, 2007, to our U.S. and Puerto Rico defined benefit plans and may make contributions of up to a total of $28 million during 2007. We contributed $2.2 million to our foreign-based defined benefit plans in the three month period ended March 31, 2007, and expect to contribute an additional $7.5 million to these foreign-based plans during 2007. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

7.	Share-Based Compensation

Share-based compensation expense for the three month period ended March 31, 2007 was $20.9 million, or $14.3 million net of the related tax benefits. Share-based compensation expense for the three month period ended March 31, 2006 was $18.2 million, or $12.9 million net of the related tax benefits.

A summary of stock option activity for the three month period ended March 31, 2007 is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2007	14,184	$59.75
Options granted	2,243	83.61
Options exercised	(1,858)	40.64
Options cancelled	(123)	72.67

Outstanding at March 31, 2007	14,446	65.88

The weighted-average fair value of the options granted in the three month period ended March 31, 2007 was $24.66 per option. As of March 31, 2007, there was $177.5 million of unrecognized share-based compensation expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 3.3 years.

At March 31, 2007 and December 31, 2006 there were 905,000 nonvested equity share units, with a grant date fair value of $67.86. The unrecognized share-based payment expense as of March 31, 2007 was $17.0 million, and is expected to be recognized over a period of 1.75 years.

8.	Stock Repurchase Program

In the three month period ended March 31, 2007 we purchased 2,083,800 shares of our common stock at an average price of $83.18 per share for a total cash outlay of $173.4 million, including commissions, under a $1 billion stock repurchase plan authorized by our Board of Directors in December 2005. An additional $24.0 million may be purchased under this plan through December 31, 2007. In December 2006, our Board of Directors authorized an additional repurchase program of up to $1 billion through December 31, 2008.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended
	March 31,
	2007	2006

Weighted average shares outstanding for basic net earnings per share	236.9	247.8
Effect of dilutive stock options	2.3	2.3

Weighted average shares outstanding for diluted net earnings per share	239.2	250.1

During the three month periods ended March 31, 2007 and 2006, an average of 1.1 million options and 8.9 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

10.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthpaedic programs. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	March 31,		March 31,
	2007	2006	2007	2006

Americas	$567.8	$516.0	$297.0	$268.8
Europe	258.8	228.7	112.2	99.3
Asia Pacific	123.6	115.7	58.5	56.0

Total	$950.2	$860.4

Share-based payment expense			(20.9)	(18.2)
Acquisition and integration			(2.7)	1.8
Global operations and corporate functions			(116.9)	(117.2)

Operating profit			$327.2	$290.5

Product category net sales are as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Reconstructive implants	$797.5	$717.5
Trauma	50.1	46.7
Spine	46.7	43.1
Orthopaedic surgical products	55.9	53.1

Total	$950.2	$860.4

11.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accountings Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from the changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

12.	Commitments and Contingencies

As a result of the Centerpulse acquisition, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of April 2, 2007, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of March 31, 2007 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

Following the commencement of the Department of Justice, Antitrust Division’s investigation, we and several other major orthopaedic manufacturers were named as defendants in five putative class action lawsuits as of January 1, 2007. These lawsuits were brought by direct and indirect purchasers of orthopaedic products alleging

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

violations of Federal and state antitrust laws and certain state consumer protection statutes. In each of these lawsuits, the plaintiffs allege that the defendants engaged in a conspiracy to fix prices of orthopaedic implant devices. The direct purchaser cases, South Central Surgical Center, LLC v. Zimmer Holdings, Inc. et al. and Chaiken DDS, P.C. v. Biomet, Inc. et al., were filed in the United States District Court for the Southern District of Indiana on July 13, 2006 and in the United States District Court for the Northern District of Indiana on July 26, 2006, respectively. The indirect purchaser cases, Thomas v. Biomet, Inc. et al., Kirschner v. Biomet, Inc. et al. and Williams v. Biomet, Inc. et al., were filed in the United States District Court for the Western District of Tennessee on July 18, 2006, July 24, 2006 and July 27, 2006, respectively.

On January 12, 2007, we and the other defendants in the five cases delivered a Motion for Transfer and Consolidation of Pretrial Proceedings under 28 U.S.C. §1407 to the Judicial Panel on Multidistrict Litigation, requesting the court to transfer the cases to the United States District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings. The motion was filed by the Panel on January 18, 2007. The plaintiffs did not oppose a stay of proceedings pending resolution of this motion. On January 15, 2007, the plaintiff in Thomas v. Biomet, Inc. et al. filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Western District of Tennessee. On April 18, 2007, the Judicial Panel on Multidistrict Litigation issued a Transfer Order ordering that the three remaining actions pending outside the Southern District of Indiana be transferred to that district for coordinated or consolidated pretrial proceedings with the action already pending in that district. In each of these four remaining cases, the plaintiffs seek damages of unspecified amounts, in some cases to be trebled under applicable law, attorneys’ fees and injunctive or other unspecified relief. We believe these lawsuits are without merit and we intend to defend them vigorously.

13.	Subsequent Events

In February 2007, we announced that we would acquire Endius, Inc., a privately held Massachusetts company, in a cash transaction. The acquisition was completed in April 2007. The acquisition is not expected to have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs, which account for less than one percent of sales. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Through our consulting services, we provide hospitals and other orthopaedic practices resource capabilities in the areas of business development, marketing, in/outpatient rehab practice, clinical pathways, care mapping and space design, community relations, customer service, delivery models, cost accounting, staff utilization and other areas. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2007.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 8 percentage points of sales growth, compared to 7 percentage points in the same 2006 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid to high single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Zimmer® Minimally Invasive Solutions (MIS) Procedures and Technologies), introduction of gender based devices and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products and porous hip stems, continues to positively affect sales growth. For example, during the three month period ended March 31, 2007, sales of products incorporating Trabecular Metal Technology were approximately $51 million, an increase of over 40 percent compared to the same 2006 period.

We believe innovative products will continue to affect the orthopaedics industry. In the second half of 2006, we launched the Zimmer Gender Solutionstm High-Flex Knee Femoral Implant, which was the result of five years of intensive research based on an analysis of 800 femurs and patella. In the three months ended March 31, 2007, we sold over 14,000 Gender Solutions Knees, representing an increase in unit sales of over 50 percent when compared with the most recent quarter ended December 31, 2006.

Pricing Trends

Selling prices were flat during the three month period ended March 31, 2007 compared with a 1 percentage point increase in average selling prices for the same 2006 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended March 31, 2007 compared with a 2 percent increase for the same 2006 period. In Europe, selling prices for the three month period ended March 31, 2007 decreased 1 percent, which is similar to the same 2006 period. Within Europe, Germany and Italy experienced 4 percent and 3 percent decreases, respectively, in selling prices in the three month period ended March 31, 2007, as a result of reductions in government implant reimbursement rates and group purchasing arrangements. Germany and Italy combined represent approximately 11 percent of our sales. Asia Pacific selling prices decreased 3 percent for the three month period ended March 31, 2007, compared to a less than 1 percent decrease in the same 2006 period. As anticipated, Japan reported a 6 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices. Japan represents approximately 7 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices will remain flat in 2007.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2007, foreign currency exchange rates had a positive 2 percent effect on sales. The positive effect of foreign currency exchange rates should diminish throughout the year as the weakening of the U.S. Dollar that we experienced in the third and fourth quarters of 2006 is anniversaried. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 1 percent on sales for the year ending December 31, 2007. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 24 percent, or $231 million, of our sales during the three month period ended March 31, 2007. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution including the Gender Solutions Knee Femoral Implant for the LPS-Flex, and CR-Flex Knees, the Dynesys®1 Dynamic Stabilization System, the Zimmer® M/L Taper Stem and PALACOS®2 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2007 include the Gender Solutions Knee Femoral Implant; products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Components; Durom® Acetabular Cups with Metasul® LDH® Large Diameter Heads; Versys® Epoch® Composite Hip Prosthesis; Zimmer® Reverse Shoulder System, Anatomical Shouldertm Inverse/Reverse System; Zimmer MIS Femoral Nailing Solutions; NCB® Locking Plate System; and CopiOs ® Bone Void Filler3.

New Accounting Pronouncements

On January 1, 2007, we adopted FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

Prior to the adoption of FIN 48, we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impacts of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability gross versus the historical net presentation. The adoption resulted in the tax liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007.

1 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.
2 PALACOS® is a trademark of Heraeus Kulzer GmbH. Under license from Heraeus Kulzer GmbH, Hanau, Germany.
3 Manufactured by Kensey Nash Corporation.

This decrease in the liability resulted in a reduction to retained earnings of $4.7 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and the addition of an interest/penalty payable of $7.9 million, all as of January 1, 2007.

First Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Americas	$567.8	$516.0	10%	9%	1%	—%
Europe	258.8	228.7	13	6	(1)	8
Asia Pacific	123.6	115.7	7	9	(3)	1

	$950.2	$860.4	10	8	—	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$407.5	$366.2	11%	9%	—%	2%
Hips	316.8	292.9	8	6	(1)	3
Extremities	24.2	18.4	32	29	1	2
Dental	49.0	40.0	22	17	4	1

Total	797.5	717.5	11	9	—	2

Trauma	50.1	46.7	7	5	1	1
Spine	46.7	43.1	8	6	1	1
OSP and other	55.9	53.1	5	3	1	1

Total	$950.2	$860.4	10	8	—	2

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer® Unicompartmental High-Flex Knee and the Innex® Total Knee System exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. Due to the distribution agreement we signed to distribute PALACOS Bone Cement, sales of bone cement improved significantly. Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.

The Bigliani/Flatow® Complete Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer® Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales. The Dynesys Dynamic Stabilization System, the Optimatm4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the distribution of the OrthoPAT®5 Autotransfusion System. Haemonetics Corporation ended an exclusive distribution agreement with us to sell the OrthoPAT Autotransfusion System and therefore we were only able to sell this product through February 2006.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2007	2006	% Inc

Reconstructive
Knees	$262.7	$239.9	10%
Hips	156.4	141.9	10
Extremities	17.7	12.9	37
Dental	28.2	23.7	19

Total	465.0	418.4	11

Trauma	31.2	28.5	9
Spine	38.3	36.1	6
OSP and other	33.3	33.0	1

Total	$567.8	$516.0	10

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Alloclassic Zweymüller Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement and Trabecular Metal Acetabular Cups also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. OSP sales were negatively affected by the loss of the OrthoPAT Autotransfusion System.

[4]	Trademark of U&I Corporation.
[5]	Registered Trademark of Haemonetics Corporation.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2007	2006	% Inc

Reconstructive
Knees	$102.0	$88.4	16%
Hips	113.4	103.5	10
Extremities	5.1	4.2	23
Dental	13.4	11.3	18

Total	233.9	207.4	13

Trauma	9.0	7.8	15
Spine	6.9	5.5	26
OSP and other	9.0	8.0	12

Total	$258.8	$228.7	13

Changes in foreign exchange rates positively affected knee and hip sales by 9 percent and 8 percent, respectively. Excluding these foreign exchange rate effects, these product categories experienced positive sales growth in our Europe region; the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno Stem led hip stem sales, but was offset by weaker sales of cemented and revision stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofittm Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System, the Anatomical Shoulder Inverse/Reverse System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready Cable Grip System, Zimmer Periarticular Plates and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$42.8	$37.9	13%
Hips	47.0	47.5	(1)
Extremities	1.4	1.3	13
Dental	7.4	5.0	46

Total	98.6	91.7	8

Trauma	9.9	10.4	(5)
Spine	1.5	1.5	(4)
OSP and other	13.6	12.1	12

Total	$123.6	$115.7	7

Changes in foreign exchange rates positively affected knee sales by 2 percent and had no effect on hip sales. Reported decreases in average selling prices negatively affected knee and hip sales by 1 percent and 5 percent, respectively. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were affected by a reported 5 percent decrease in average selling prices during the three months ended March 31, 2007. A temporary registration issue with the ST360º® Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for the period. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 78.3 percent in the three month period ended March 31, 2007, compared to 78.0 percent in the same 2006 period. Primary contributors to the improvement in gross profit margin were reductions in unit manufacturing cost for various products and the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.5 percent for the three month period ended March 31, 2007, consistent with the same 2006 period. R&D increased to $52.3 million for the three month period ended March 31, 2007, from $47.4 million in the same 2006 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 38.1 percent for the three month period ended March 31, 2007, compared to 38.9 percent in the same 2006 period. SG&A increased to $361.6 million for the three month period ended March 31, 2007, from $334.9 million in the same 2006 period. SG&A expenses in 2007 were positively affected by the favorable settlement of a legal claim made against a third party for interference in a contractual relationship with a former distributor of our products.

Acquisition, integration and other expenses for the three month period ended March 31, 2007 were $2.7 million compared to income of $1.8 million in the same 2006 period. The expenses for the period reflect estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. The income in the three month period ended March 31, 2006 was primarily due to a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities. These were partially offset by an in-process research and development charge from the purchase of intellectual property for an intelligent surgical assist device from MedTech S.A.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended March 31, 2007 increased 13 percent to $327.2 million, from $290.5 million in the same 2006 period. Increased sales, improved gross profit margins and controlled operating expenses drove operating profit.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.5 percent for the three month period ended March 31, 2007, from 29.3 percent in the same 2006 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions.

Net earnings increased 14 percent to $233.4 million for the three month period ended March 31, 2007, compared to $205.6 million in the same 2006 period. The increase was primarily due to higher operating profit and a lower effective tax rate. Basic and diluted earnings per share increased 19 percent and 20 percent, respectively, to $0.99 and $0.98, respectively, from $0.83 and $0.82, respectively, in the same 2006 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2006 and 2007 share repurchases.

Operating Profit by Segment

Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 10 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended March 31, 2007 and 2006:

Percent of net sales

	Three Months Ended March 31,
	2007	2006

Americas	52.3%	52.1%
Europe	43.4	43.4
Asia Pacific	47.3	48.4

In the Americas, operating profit as a percentage of sales increased modestly due to improved gross margins offset by increased spending for direct to patient advertising.

European operating profit as a percentage of net sales is consistent with prior year, reflecting slightly lower gross margins as a result of decreases in average selling prices offset by a reduction in operating expenses as a percent of sales.

Asia Pacific operating profit as a percentage of net sales decreased primarily due to increases in operating expenses as a percent of sales as compared to the prior year. Operating expenses grew at a faster rate than sales in Japan where average selling prices decreased by 6.2 percent as a result of reductions in government controlled reimbursement prices.

Liquidity and Capital Resources

Cash flows provided by operating activities were $213.2 million in 2007, compared to $202.7 million in the same 2006 period. The principal source of cash was net earnings of $233.4 million. We had positive cash flows of $18.6 million from income taxes, primarily related to the utilization of acquired Centerpulse tax attributes. The positive cash flow associated with the tax benefit from stock option exercises was $7.9 million in the three month period ended March 31, 2007. Operating cash flows from working capital changes for the three month period ended March 31, 2007 decreased compared to the same 2006 period primarily due to increased pension funding.

We continue to focus on working capital management. At March 31, 2007, we had 59 days of sales outstanding in trade accounts receivable, which is unfavorable to March 31, 2006, by 2 days. At March 31, 2007, we had 287 days of inventory on hand, unfavorable to March 31, 2006 by 2 days and unfavorable to December 31, 2006 by 10 days. Our inventory levels have increased due to the preparation for new product launches and increased production.

Cash flows used in investing activities were $59.1 million in the three month period ended March 31, 2007, compared to $37.7 million used in investing in the same 2006 period. Additions to instruments during the three month period ended March 31, 2007 were $34.5 million, compared to $32.4 million in the same 2006 period. Additions to other property, plant and equipment during the three month period ended March 31, 2007 were $18.7 million, compared to $21.5 million in the same 2006 period.

Cash flows used in financing activities were $94.6 million for the three month period ended March 31, 2007, compared to $5.8 million provided by financing activities in the same 2006 period. Proceeds from our stock compensation plans have increased in the three month period ended March 31, 2007, compared to the same 2006 period due to an increase in employee stock option exercises. For the three months ended March 31, 2007, we purchased 2.1 million common shares for a total of $173.4 million as part of a $1 billion repurchase program, compared to $7.1 million in the same 2006 period.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $100.0 million outstanding under the Senior Credit Facility at March 31, 2007, and therefore, our available borrowings were $1,250.0 million. The $100.0 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.

We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2007. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility was upgraded to A- in April 2007 by Standard & Poor’s Ratings Services. The Senior Credit Facility is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $65.9 million.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. In December 2006, our Board of Directors authorized an additional stock repurchase program of up to $1 billion through December 31, 2008. As of March 31, 2007, we had purchased shares of common stock with an aggregate purchase price of $976.3 million, including commissions. We may use excess cash to purchase additional common stock under these programs.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations as of March 31, 2007, including the adoption of FIN 48 (in millions):

			2008	2010	2012
			and	and	and
	Total	2007	2009	2011	Thereafter

Long-term debt	$100.0	$—	$—	$100.0	$—
Operating leases	98.2	18.1	34.4	20.6	25.1
Purchase obligations	32.7	31.7	1.0	—	—
Other current tax reserves	10.9	10.9	—	—	—
Other long-term liabilities	280.0	—	106.7	41.6	131.7

Total contractual obligations	$521.8	$60.7	$142.1	$162.2	$156.8

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accountings Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from the changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position or results of operations.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. On January 1, 2007 we adopted FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position.

There were no other changes in the three month period ended March 31, 2007 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Other than with respect to the risk factor below, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The risk factor below updates the risk factor disclosed in the Form 10-K regarding our search for a new Chief Executive Officer.

Our future success may depend on a successful transition to new executive leadership.

Effective May 1, 2007, David C. Dvorak, our former Group President, Global Businesses and Chief Legal Officer, became our new President and Chief Executive Officer. Our former President and Chief Executive Officer, J. Raymond Elliott, retired from these positions effective as of such date, but will continue to serve as Chairman of the Board of Directors through at least November 2007. Also effective May 1, 2007, James T. Crines, our former Senior Vice President, Finance, Operations, and Corporate Controller and Chief Accounting Officer, became our new Executive Vice President, Finance and Chief Financial Officer. Our former Chief Financial Officer resigned to pursue another business opportunity. We cannot assure you whether these executives will perform as expected in their new offices or what effect, if any, their appointment may have on our business and our ability to retain our other senior executives and key scientific, technical, sales and marketing employees or the relationships we have with the independent distributors who market our products, the orthopaedic surgeons who assist and advise us and key suppliers and other business partners.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

January 2007	316,600	$78.87	12,462,400	$1,172,390,455
February 2007	1,185,000	83.93	13,647,400	1,072,938,155
March 2007	582,200	84.00	14,229,600	1,024,032,907

Total	2,083,800	$83.18	14,229,600	$1,024,032,907

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized the repurchase of an additional $1 billion of common stock through December 31, 2008.

Item 5.	Other Information

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

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

10	.1*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 7, 2007