Form 10-Q
period 2007-06-30
ZIMMER HOLDINGS INC
filed 2007-08-07
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 26, 2007, 236,179,506 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2007

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$970.6	$881.6	$1,920.8	$1,742.0
Cost of products sold	216.4	200.0	422.8	389.4

Gross Profit	754.2	681.6	1,498.0	1,352.6

Research and development	53.5	48.6	105.8	96.0
Selling, general and administrative	374.3	344.8	735.9	679.7
Acquisition, integration and other expense	3.9	6.3	6.6	4.5

Operating expenses	431.7	399.7	848.3	780.2

Operating Profit	322.5	281.9	649.7	572.4
Interest income, net	1.3	1.2	1.1	1.7

Earnings before income taxes and minority interest	323.8	283.1	650.8	574.1
Provision for income taxes	92.2	82.0	185.5	167.1
Minority interest	(0.1)	(0.2)	(0.4)	(0.5)

Net Earnings	$231.5	$200.9	$464.9	$406.5

Earnings Per Common Share
Basic	$0.98	$0.82	$1.96	$1.65
Diluted	$0.97	$0.81	$1.94	$1.63
Weighted Average Common Shares Outstanding
Basic	236.9	245.5	236.9	246.6
Diluted	239.2	247.7	239.2	248.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$358.7	$265.7
Restricted cash	2.3	2.4
Accounts receivable, less allowance for doubtful accounts	689.7	625.5
Inventories, net	682.9	638.3
Prepaid expenses	67.3	55.1
Deferred income taxes	148.4	159.2

Total current assets	1,949.3	1,746.2
Property, plant and equipment, net	865.9	807.1
Goodwill	2,507.3	2,515.6
Intangible assets, net	748.9	712.6
Other assets	249.4	192.9

Total Assets	$6,320.8	$5,974.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141.3	$158.0
Income taxes payable	68.6	106.5
Other current liabilities	433.0	363.7

Total current liabilities	642.9	628.2
Other long-term liabilities	296.8	323.4
Long-term debt	95.2	99.6

Total Liabilities	1,034.9	1,051.2

Commitments and Contingencies (Note 13)
Minority interest	2.6	2.7
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 251.8 million shares in 2007 (248.9 million in 2006) issued	2.5	2.5
Paid-in capital	2,947.1	2,743.2
Retained earnings	3,228.6	2,768.5
Accumulated other comprehensive income	213.2	209.2
Treasury stock, 15.8 million shares in 2007 (12.1 million in 2006)	(1,108.1)	(802.9)

Total Stockholders’ Equity	5,283.3	4,920.5

Total Liabilities and Stockholders’ Equity	$6,320.8	$5,974.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six
	Months
	Ended June 30,
	2007	2006

Cash flows provided by (used in) operating activities:
Net earnings	$464.9	$406.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	109.4	93.5
Share-based compensation	41.1	39.0
Income tax benefit from stock option exercises	37.9	3.3
Excess income tax benefit from stock option exercises	(25.6)	(2.5)
Changes in operating assets and liabilities:
Income taxes	4.1	72.3
Receivables	(54.2)	(100.5)
Inventories	(36.8)	(11.0)
Accounts payable and accrued expenses	2.4	(16.0)
Other assets and liabilities	(47.5)	23.3

Net cash provided by operating activities	495.7	507.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(72.9)	(62.5)
Additions to other property, plant and equipment	(70.3)	(52.3)
Proceeds from sale of property, plant and equipment	—	16.2
Acquisitions, net of acquired cash	(112.1)	(13.5)

Net cash used in investing activities	(255.3)	(112.1)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	132.1	16.2
Excess income tax benefit from stock option exercises	25.6	2.5
Repurchase of common stock	(305.2)	(316.4)

Net cash used in financing activities	(147.5)	(297.7)

Effect of exchange rates on cash and equivalents	0.1	4.5

Increase in cash and equivalents	93.0	102.6
Cash and equivalents, beginning of year	265.7	233.2

Cash and equivalents, end of period	$358.7	$335.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six month periods ended June 30, 2006 have been reclassified to conform to the current year presentation.

Consolidated cash flows for the six months ended June 30, 2007 include the correction of an error in presentation of $20.2 million, which had previously been reported in the three month period ended March 31, 2007, as a component of the change in receivables in operating cash flows and is now appropriately reported as proceeds from employee stock compensation in financing cash flows for the six month period ended June 30, 2007. Management does not consider this error in presentation to be material to the Consolidated Statement of Cash Flows for the three months ended March 31, 2007.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Acquisitions

We have made acquisitions that took place during the six month period ended June 30, 2007 which are described below. These acquisitions were accounted for under the purchase method of accounting pursuant to Statement of Financial Accountings Standards (SFAS) No. 141, “Business Combinations,” (SFAS No. 141). Accordingly, the results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. Pro forma financial information has not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

Endius, Inc.

On April 20, 2007, we acquired Endius, Inc. (Endius), a privately held spinal products company based in Massachusetts, for an initial aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items. Endius develops and manufactures minimally invasive spine surgery products, implants and techniques to treat spine disease. The acquisition of Endius will expand our spine product portfolio to include innovative minimally invasive instruments and implants.

Diadent, Srl.

On April 27, 2007, we acquired Diadent, Srl. (Diadent), a privately held distributor of our dental products in Italy, in a cash transaction. The acquisition of Diadent will provide us with direct sales of dental implants in Italy.

U.S. Distributor Network

During the quarter, we made investments in our U.S. based distribution network, including the acquisition of certain orthopaedic implant distribution businesses. These investments and acquisitions are expected to increase future revenues by enhancing our U.S. sales and distribution infrastructure.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Net Earnings	$231.5	$200.9	$464.9	$406.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(10.3)	76.6	5.6	86.5
Unrealized foreign currency hedge losses, net of tax	(4.9)	(29.2)	(12.4)	(34.7)
Reclassification adjustments on foreign currency hedges, net of tax	4.6	1.6	6.8	3.7
Unrealized gains (losses) on securities, net of tax	(0.3)	(0.9)	(0.3)	(0.7)
Change in amortization of prior service cost, net of tax	0.8	—	4.3	—
Minimum pension liability, net of tax	—	0.5	—	(2.0)

Total Other Comprehensive Income	(10.1)	48.6	4.0	52.8

Comprehensive Income	$221.4	$249.5	$468.9	$459.3

4.	Inventories

	June 30,	December 31,
	2007	2006
	(In millions)

Finished goods	$523.9	$489.1
Work in progress	54.6	46.4
Raw materials	104.4	102.8

Inventories, net	$682.9	$638.3

5.	Property, Plant and Equipment

	June 30,	December 31,
	2007	2006
	(In millions)

Land	$17.5	$17.6
Buildings and equipment	903.3	783.7
Instruments	833.7	768.5
Construction in progress	43.0	105.3

	1,797.5	1,675.1
Accumulated depreciation	(931.6)	(868.0)

Property, plant and equipment, net	$865.9	$807.1

6.	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted FIN 48 on January 1, 2007. Prior to the adoption of FIN 48 we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impact of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability on a gross basis versus the historical net presentation. The adoption resulted in the financial statement liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007. The adoption resulted in this decrease in the liability as well as a reduction to retained earnings of $4.7 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and an increase in an interest/penalty payable of $7.9 million, all as of January 1, 2007. Therefore, after the adoption of FIN 48, the amount of unrecognized tax benefits is $95.7 million as of January 1, 2007, of which $28.6 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits is $103.9 million as of June 30, 2007. Of this amount, $30.8 million would impact our effective tax rate, if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Earnings, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we recorded a liability of $9.6 million for accrued interest and penalties, of which $7.5 million would impact our effective tax rate, if recognized. The amount of this liability is $11.5 million as of June 30, 2007. Of this amount, $8.6 million would impact our effective tax rate, if recognized.

We expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a significant impact on our results of operations or financial position.

The U.S. federal statute of limitations remains open for the year 2003 and onward with years 2003 and 2004 currently under examination by the IRS. It is reasonably possible that a resolution with the IRS for the years 2003 through 2004 will be reached within the next twelve months, but we do not anticipate this would result in any material impact on our financial position. In addition, for the 1999 tax year of Centerpulse, which we acquired in October 2003, one issue remains in dispute at the IRS appeals level. The resolution of this issue would not impact our effective tax rate as it would be recorded as an adjustment to goodwill.

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

Our tax returns are currently under examination in various foreign jurisdictions, including Germany, Italy and Switzerland. It is reasonably possible that such audits will be resolved in the next twelve months, but we do not anticipate that the resolution of these audits would result in any material impact on our results of operations or financial position.

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

The components of net pension expense for the three and six month periods ended June 30, 2007 and 2006, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$6.7	$5.7	$13.6	$11.7
Interest cost	3.4	3.1	7.0	6.1
Expected return on plan assets	(4.4)	(3.6)	(8.9)	(7.2)
Amortization of unrecognized actuarial loss	0.8	0.8	1.5	1.9

Net periodic benefit cost	$6.5	$6.0	$13.2	$12.5

The components of net periodic benefit expense for the three and six month periods ended June 30, 2007 and 2006, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Service cost	$0.4	$0.4	$0.8	$0.9
Interest cost	0.6	0.5	1.2	1.1
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.2)	(0.1)
Amortization of unrecognized actuarial loss	0.2	0.2	0.4	0.4

Net periodic benefit cost	$1.1	$1.0	$2.2	$2.3

We contributed $26.6 million during the six month period ended June 30, 2007, to our U.S. and Puerto Rico defined benefit plans and may make additional contributions of $1.4 million during 2007. We contributed $4.4 million to our foreign-based defined benefit plans in the six month period ended June 30, 2007, and expect to contribute an additional $3.8 million to these foreign-based plans during 2007. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

8.	Share-Based Compensation

Share-based compensation expense for the three and six month periods ended June 30, 2007 was $20.2 million and $41.1 million, or $13.7 million and $28.0 million net of the related tax benefits, respectively. Share-based

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense for the three and six month periods ended June 30, 2006 was $20.8 million and $39.0 million, or $15.1 million and $28.0 million net of the related tax benefits, respectively.

A summary of stock option activity for the six month period ended June 30, 2007 is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2007	14,184	$59.75
Options granted	2,270	84.05
Options exercised	(2,768)	45.19
Options cancelled	(291)	73.61

Outstanding at June 30, 2007	13,395	66.53

The weighted-average fair value of the options granted in the six month period ended June 30, 2007 was $24.71 per option. As of June 30, 2007, there was $113.1 million of unrecognized share-based compensation expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 3.3 years.

At June 30, 2007 there were 827,700 nonvested equity share units, with a grant date fair value of $67.86. The unrecognized share-based payment expense as of June 30, 2007 was $13 million, and is expected to be recognized over a period of 1.5 years.

9.	Stock Repurchase Program

During the three and six months ended June 30, 2007, respectively, we purchased 1,520,456 shares of our common stock at an average price of $86.69 per share for a total cash outlay of $131.8 million, including commissions, and 3,604,256 shares of our common stock at an average price of $84.66 per share for a total cash outlay of $305.2 million, including commissions, under stock repurchase plans authorized by our Board of Directors in December 2005 and 2006. Purchases totaling an additional $892.2 million may be made through December 31, 2008 under the plan authorized in 2006.

10.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted average shares outstanding for basic net earnings per share	236.9	245.5	236.9	246.6
Effect of dilutive stock options	2.3	2.2	2.3	2.3

Weighted average shares outstanding for diluted net earnings per share	239.2	247.7	239.2	248.9

During the three and six month periods ended June 30, 2007, an average of 0.1 million options and 0.6 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June 30, 2006, an average of 8.6 million options and 8.7 million options, respectively, were not included.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Americas	$568.1	$520.9	$296.8	$276.9
Europe	267.2	238.4	108.1	97.8
Asia Pacific	135.3	122.3	65.1	58.5

Total	$970.6	$881.6

Share-based compensation			(20.2)	(19.6)
Inventory step-up			(0.3)	—
Acquisition, integration and other			(3.9)	(6.3)
Global operations and corporate functions			(123.1)	(125.4)

Operating profit			$322.5	$281.9

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Americas	$1,135.9	$1,036.9	$593.8	$545.7
Europe	526.0	467.1	220.3	197.1
Asia Pacific	258.9	238.0	123.6	114.5

Total	$1,920.8	$1,742.0

Share-based compensation			(41.1)	(37.8)
Inventory step-up			(0.3)	—
Acquisition and integration			(6.6)	(4.5)
Global operations and corporate functions			(240.0)	(242.6)

Operating profit			$649.7	$572.4

Product category net sales are as follows (in millions):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Reconstructive implants	$813.6	$733.6	$1,611.1	$1,451.1
Trauma	50.3	49.1	100.4	95.8
Spine	49.0	46.0	95.7	89.1
Orthopaedic surgical products	57.7	52.9	113.6	106.0

Total	$970.6	$881.6	$1,920.8	$1,742.0

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accountings Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Commitments and Contingencies

As a result of the Centerpulse acquisition, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement (“Settlement Agreement”) was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust (“Settlement Trust”) was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the Settlement Agreement, we will reimburse the Settlement Trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of June 29, 2007, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of June 30, 2007 is adequate to provide for any future claims regarding the hip and knee implant litigation.

On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. Our motion for summary judgment on the invalidity of certain asserted claims of U.S. Patent No. 6,818,020 remains pending before the Court. We continue to believe that our defenses are valid and meritorious, and we intend to defend the Howmedica lawsuit vigorously.

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

We continue to cooperate fully with federal authorities with regard to this matter. We recently began discussions, which are still in preliminary stages, with respect to a potential resolution of this matter. Given that these discussions are still preliminary, there can be no assurance that we will enter into a consensual resolution of this matter with federal authorities or what the terms of any such resolution may be.

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

On January 12, 2007, we and the other defendants in the five cases delivered a Motion for Transfer and Consolidation of Pretrial Proceedings under 28 U.S.C. § 1407 to the Judicial Panel on Multidistrict Litigation, requesting the court to transfer the cases to the United States District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings. The motion was filed by the Panel on January 18, 2007. The plaintiffs did not oppose a stay of proceedings pending resolution of this motion. On January 15, 2007, the plaintiff in Thomas v. Biomet, Inc. et al. filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Western District of Tennessee. On April 18, 2007, the Judicial Panel on Multidistrict Litigation issued a Transfer Order ordering that the three remaining actions pending outside the Southern District of Indiana be transferred to that district for coordinated or consolidated pretrial proceedings with the action already pending in that district. In each of these four remaining cases, the plaintiffs seek damages of unspecified amounts, in some cases to be trebled under applicable law, attorneys’ fees and injunctive or other unspecified relief. We believe these lawsuits are without merit and we intend to defend them vigorously.

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

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2007.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 8 percentage points of sales growth during the three month period ended June 30, 2007, compared to 5 percentage points in the same 2006 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates with the potential for high single digit growth driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Zimmer® Minimally Invasive Solutionstm (MIS) Procedures and Technologies), introduction of gender based devices and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products and porous hip stems, continues to positively affect sales growth. For example, during the three month period ended June 30, 2007, sales of products incorporating Trabecular Metal Technology were approximately $53 million, an increase of over 25 percent compared to the same 2006 period.

We believe innovative products will continue to affect the orthopaedics industry. In the second half of 2006, we launched the Zimmer Gender Solutionstm High-Flex Knee Femoral Implant, which was the result of five years of intensive research based on an analysis of 800 femurs and patella. High Flex Knees now make up over 40 percent of our knee revenue on a global basis, having grown from approximately 28 percent prior to the launch of the Zimmer Gender Solutions Knee.

Pricing Trends

Selling prices remained flat during the three month period ended June 30, 2007, which is similar to the same 2006 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended June 30, 2007, which is similar to the same 2006 period. In Europe, selling prices for the three month period ended June 30, 2007 decreased 1 percent, which is similar to the same 2006 period. Within Europe, both Germany and Italy experienced 3 percent decreases in selling prices in the three month period ended June 30, 2007, as a result of reductions in government implant reimbursement rates and group purchasing arrangements while other European markets were flat or slightly positive. Germany and Italy combined currently represent approximately 11 percent of our sales. Asia Pacific selling prices decreased 1 percent for the three month period ended June 30, 2007, compared to a 3 percent decrease in the same 2006 period. As anticipated, Japan reported a 5 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices, while other Asia Pacific markets were flat to positive. Japan currently represents approximately 7 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices will remain flat in 2007.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2007, foreign currency exchange rates had a positive 2 percent effect on sales. The positive effect of foreign currency exchange rates is expected to continue in the second half of the year. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 2 percent on sales for the year ending December 31, 2007. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (SKU’s) introduced within the prior 36-month period to a particular market, accounted for 24 percent, or $238 million, of our sales during the three month period ended June 30, 2007. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution including the Gender Solutions Knee Femoral Implant for the LPS-Flex, and CR-Flex Knees, the Dynesys®1 Dynamic Stabilization System, the Zimmer M/L Taper Stem and PALACOS®2 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2007 include the Gender Solutions Knee Femoral Implant; products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Components; Durom® Acetabular Cups with Metasul® LDH® Large Diameter Heads; Versys® Epoch® Composite Hip Prosthesis; Zimmer® Reverse Shoulder System, Anatomical Shouldertm Inverse/Reverse System; Zimmer MIS Femoral Nailing Solutions; NCB® Locking Plate System; and CopiOs® Bone Void Filler.3

New Accounting Pronouncements

On January 1, 2007, we adopted FIN 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefits from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Acquisitions

We completed the acquisition of Endius on April 20, 2007. The acquisition did not have a material impact on our results of operations for the three and six month periods ended June 30, 2007. However, the acquisition costs of approximately $73.0 million did have a significant impact on our cash flows for the six month period ended June 30, 2007.

Additionally during the three month period ended June 30, 2007, we completed acquisitions of Diadent Srl., a privately held distributor of our dental products in Italy, and certain U.S. based orthopaedic implant distribution businesses. These acquisitions did not have a material impact on our results of operations, balance sheet or cash flows for the three and six month periods ended June 30, 2007.

Second Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Americas	$568.1	$520.9	9%	8%	1%	—%
Europe	267.2	238.4	12	6	(1)	7
Asia Pacific	135.3	122.3	11	11	(1)	1

	$970.6	$881.6	10	8	—	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$406.7	$367.9	11%	8%	—%	3%
Hips	324.1	299.8	8	7	(1)	2
Extremities	26.3	19.5	35	31	2	2
Dental	56.5	46.4	22	15	4	3

Total	813.6	733.6	11	9	—	2

Trauma	50.3	49.1	3	—	1	2
Spine	49.0	46.0	7	6	(1)	2
OSP and other	57.7	52.9	9	9	(1)	1

Total	$970.6	$881.6	10	8	—	2

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, strong growth in the Zimmer Unicompartmental High-Flex Knee and the Innex® Total Knee System were offset by declining sales of the Natural Knee® II System.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem led hip stem sales, but was partially offset by weaker sales of cemented stems. Bone cement sales improved significantly, led by PALACOS Bone Cement. Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.

The Bigliani/Flatow® Complete Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales, but were partially offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, the Trinica® Select cervical plate system, the Optimatm4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales as well as products acquired from Endius making a modest contribution to spine sales in the quarter. Extremity surgical products led OSP sales.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months Ended
	June 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$256.0	$235.4	9%
Hips	157.8	146.4	8
Extremities	18.5	13.5	38
Dental	31.3	27.0	16

Total	463.6	422.3	10

Trauma	30.1	29.1	3
Spine	40.2	38.0	6
OSP and other	34.2	31.5	9

Total	$568.1	$520.9	9

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution but was offset by declining sales of the Natural Knee II System.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Alloclassic Zweymüller Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement, and Trabecular Metal Acetabular Cups also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the I.T.S.T. tm Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization

4 Trademark of U&I Corporation.

System, Trinica Select Cervical Plate System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months Ended
	June 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$100.9	$90.2	12%
Hips	115.6	106.0	9
Extremities	6.1	4.6	29
Dental	18.1	12.3	48

Total	240.7	213.1	13

Trauma	9.9	10.6	(6)
Spine	7.4	6.2	21
OSP and other	9.2	8.5	6

Total	$267.2	$238.4	12

Changes in foreign exchange rates positively affected knee and hip sales both by 7 percent. Excluding these foreign exchange rate effects, the following product categories experienced positive sales growth in our Europe region: the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno Stem led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofittm Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System, the Anatomical Shoulder Inverse/Reverse System and the Coonrad/Morrey Total Elbow led extremities sales. The addition of a direct sales force in Italy as a result of the Diadent acquisition contributed to growth in dental sales and the Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System, Zimmer Periarticular Plates and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended
	June 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$49.8	$42.3	18%
Hips	50.7	47.4	7
Extremities	1.7	1.4	23
Dental	7.1	7.1	0

Total	109.3	98.2	11

Trauma	10.3	9.4	10
Spine	1.4	1.8	(24)
OSP and other	14.3	12.9	11

Total	$135.3	$122.3	11

Changes in foreign exchange rates positively affected knee sales by 3 percent and had no effect on hip sales. Reported decreases in average selling prices negatively affected hip sales by 2 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were affected by a reported 5 percent decrease in average selling prices during the three months ended June 30, 2007. A temporary registration issue with the ST360°® Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for the period. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.7 percent in the three month period ended June 30, 2007, compared to 77.3 percent in the same 2006 period and 78.3 percent in the three month period ended March 31, 2007. The improvement in gross profit margin over the same 2006 period reflects favorable changes in product and geographic sales mix while the decline from the period ended March 31, 2007 is driven principally by the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.5 percent for the three month period ended June 30, 2007, consistent with the same 2006 period. R&D increased to $53.5 million for the three month period ended June 30, 2007, from $48.6 million in the same 2006 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 38.6 percent for the three month period ended June 30, 2007, compared to 39.1 percent in the same 2006 period. SG&A increased to $374.3 million for the three month period ended

June 30, 2007, from $344.8 million in the same 2006 period. The improvement in SG&A as a percent of net sales from the prior year is due primarily to controlled spending.

Acquisition, integration and other expenses for the three month period ended June 30, 2007 were $3.9 million compared to $6.3 million in the same 2006 period. The expenses for the period reflect in-process research and development write-offs related to acquisitions, integration consulting fees and costs for integrating information technology systems.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended June 30, 2007 increased 14 percent to $322.5 million, from $281.9 million in the same 2006 period. Increased sales, improved gross profit margins and controlled operating expenses drove operating profit.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.5 percent for the three month period ended June 30, 2007, from 28.9 percent in the same 2006 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions.

Net earnings increased 15 percent to $231.5 million for the three month period ended June 30, 2007, compared to $200.9 million in the same 2006 period. The increase was primarily due to higher operating profit and a lower effective tax rate. Basic and diluted earnings per share both increased 20 percent to $0.98 and $0.97, respectively, from $0.82 and $0.81, respectively, in the same 2006 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2006 and 2007 share repurchases.

Operating Profit by Segment

Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 11 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended June 30, 2007 and 2006:

Percent of net sales

	Three Months
	Ended
	June 30,
	2007	2006

Americas	52.2%	53.2%
Europe	40.5	41.0
Asia Pacific	48.2	47.9

In the Americas, operating profit as a percentage of sales decreased due to increases in spending for direct to patient advertising in the second quarter of this year.

European operating profit as a percentage of net sales decreased from prior year, reflecting lower gross margins as a result of decreases in average selling prices.

Asia Pacific operating profit as a percentage of net sales increased primarily due to increases in gross margins as compared to the prior year. Gross margins increased throughout most of the Asia Pacific markets, including Japan, despite decreases in average selling prices in Japan as a result of reductions in government controlled reimbursement prices.

Six Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Americas	$1,135.9	$1,036.9	10%	9%	1%	—%
Europe	526.0	467.1	13	6	(1)	8
Asia Pacific	258.9	238.0	9	10	(2)	1

	$1,920.8	$1,742.0	10	8	—	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$814.2	$734.2	11%	9%	—%	2%
Hips	640.9	592.5	8	6	(1)	3
Extremities	50.5	37.9	33	30	1	2
Dental	105.5	86.5	22	16	4	2

Total	1,611.1	1,451.1	11	9	—	2

Trauma	100.4	95.8	5	3	1	1
Spine	95.7	89.1	7	6	—	1
OSP and other	113.6	106.0	7	6	—	1

Total	$1,920.8	$1,742.0	10	8	—	2

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Innex Total Knee System exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem led hip stem sales, but was partially offset by weaker sales of cemented stems. Sales of bone cement improved significantly, led by PALACOS Bone Cement, Trabecular Metal Acetabular Cups, Durom Hip Resurfacing System products internationally, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.

The Bigliani/Flatow Complete Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales. The Dynesys Dynamic Stabilization System, the Trinica Select, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Extremity Surgical Products led OSP sales.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$518.7	$475.3	9%
Hips	314.1	288.3	9
Extremities	36.2	26.4	37
Dental	59.5	50.7	17

Total	928.5	840.7	10

Trauma	61.3	57.7	6
Spine	78.5	74.1	6
OSP and other	67.6	64.4	5

Total	$1,135.9	$1,036.9	10

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Alloclassic Zweymüller Hip Stem led hip stem sales, but was partially offset by weaker sales of cemented stems. PALACOS Bone Cement and Trabecular Metal Acetabular Cups also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, Zimmer Plates and Screws and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Extremity surgical products led OSP sales.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2007	2006	% Inc

Reconstructive
Knees	$202.9	$178.7	14%
Hips	229.0	209.3	9
Extremities	11.1	8.8	26
Dental	31.5	23.6	34

Total	474.5	420.4	13

Trauma	19.0	18.5	3
Spine	14.4	11.7	23
OSP and other	18.1	16.5	9

Total	$526.0	$467.1	13

Changes in foreign exchange rates positively affected knee and hip sales both by 8 percent. Excluding these foreign exchange rate effects, these product categories experienced positive sales growth in our Europe region; the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components and the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno Stem led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System, the Anatomical Shoulder Inverse/Reverse System and the Coonrad/Morrey Total Elbow led extremities sales. The addition of a direct sales force in Italy as a result of the Diadent acquisition contributed to growth in dental sales and the Tapered Screw-Vent Implant System led dental sales. The Cable-Ready Cable Grip System, Zimmer Periarticular Plates and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$92.6	$80.2	15%
Hips	97.8	94.9	3
Extremities	3.2	2.7	18
Dental	14.5	12.2	19

Total	208.1	190.0	10

Trauma	20.1	19.6	2
Spine	2.8	3.3	(15)
OSP and other	27.9	25.1	12

Total	$258.9	$238.0	9

Changes in foreign exchange rates positively affected knee sales by 3 percent and had no effect on hip sales. Reported decreases in average selling prices negatively affected hip sales by 4 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were affected by a reported 5 percent decrease in average selling prices during the six months ended June 30, 2007. A temporary registration issue with the ST360° Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for the period. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 78.0 percent in the six month period ended June 30, 2007, compared to 77.6 percent in the same 2006 period. Primary contributors to the improvement in gross profit margin were reductions in unit manufacturing cost for various products and the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, we temporarily record the effective portion of changes in fair value of derivatives which qualify as hedges of future cash flows in other comprehensive income, and then recognize the hedged item in cost of products sold when it affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.5 percent for the six month period ended June 30, 2007, consistent with the same 2006 period. R&D increased to $105.8 million for the six month period ended June 30, 2007, from $96.0 million in the same 2006 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics.

SG&A as a percentage of net sales was 38.3 percent for the six month period ended June 30, 2007, compared to 39.0 percent in the same 2006 period. SG&A increased to $735.9 million for the six month period ended June 30, 2007, from $679.7 million in the same 2006 period. SG&A expenses in the first quarter of 2007 were positively affected by the favorable settlement of a legal claim made against a third party for interference in a contractual relationship with a former distributor of our products.

Acquisition, integration and other expenses for the six month period ended June 30, 2007 were $6.6 million compared to $4.5 million in the same 2006 period. The expenses for the current period reflect in-process research and development write-offs related to acquisitions, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. The expenses in the prior year period were offset by a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the six month period ended June 30, 2007 increased 14 percent to $649.7 million, from $572.4 million in the same 2006 period. Increased sales, improved gross profit margins and controlled operating expenses drove operating profit.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.5 percent for the six month period ended June 30, 2007, from 29.1 percent in the same 2006 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions.

Net earnings increased 14 percent to $464.9 million for the six month period ended June 30, 2007, compared to $406.5 million in the same 2006 period. The increase was primarily due to higher operating profit and a lower effective tax rate. Basic and diluted earnings per share each increased 19 percent, respectively, to $1.96 and $1.94, respectively, from $1.65 and $1.63, respectively, in the same 2006 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2006 and 2007 share repurchases.

Operating Profit by Segment

The following table sets forth operating profit as a percentage of sales by segment for the six month periods ended June 30, 2007 and 2006:

Percent of net sales

	Six Months Ended
	June 30,
	2007	2006

Americas	52.3%	52.6%
Europe	41.9	42.2
Asia Pacific	47.8	48.1

In the Americas, operating profit as a percentage of sales decreased due to increased spending for direct to patient advertising that occurred in the first half of this year.

European operating profit as a percentage of net sales decreased from the prior year, reflecting lower gross margins as a result of decreases in average selling prices.

Asia Pacific operating profit as a percentage of net sales decreased primarily due to increases in operating expenses as a percent of sales as compared to the prior year. Operating expenses grew at a faster rate than sales in Japan where average selling prices decreased by 5 percent as a result of reductions in government controlled reimbursement prices.

Liquidity and Capital Resources

Cash flows provided by operating activities were $495.7 million for the six month period ended June 30, 2007, compared to $507.9 million in the same 2006 period. The principal source of cash was net earnings of $464.9 million. The positive cash flow associated with the tax benefit from stock option exercises was $12.3 million in the six month period ended June 30, 2007. Operating cash flows from working capital changes for the six month period ended June 30, 2007 decreased compared to the same 2006 period primarily due to increased pension funding and tax payments made during 2007.

We continue to focus on working capital management. At June 30, 2007, we had 58 days of sales outstanding in trade accounts receivable, which is favorable to June 30, 2006 and March 31, 2007 by 1 day. At June 30, 2007, we had 284 days of inventory on hand, unfavorable to June 30, 2006 by 11 days and favorable to March 31, 2007 by 3 days. Our inventory levels increased in 2007 due to preparation for new product launches and increased production.

Cash flows used in investing activities were $255.3 million for the six month period ended June 30, 2007, compared to $112.1 million used in investing in the same 2006 period. The biggest contributor to the increase in cash flows used in investing activities was the acquisition costs related to the acquisitions of Endius, Diadent and the additions to our U.S. distributor network. Cash payments related to acquisitions during the six month period ended June 30, 2007 were $112.1 million compared to $13.5 million in the same 2006 period. Additions to instruments increased during the six month period ended June 30, 2007 due to an increase in instrument deployments related to new product launches. Additions to other property, plant and equipment increased during the six month period ended June 30, 2007 as we continue to expand our manufacturing and research and development facilities.

Cash flows used in financing activities were $147.5 million for the six month period ended June 30, 2007, compared to $297.7 million used in financing activities in the same 2006 period. Proceeds from our stock compensation plans have increased in the six month period ended June 30, 2007, compared to the same 2006 period due to an increase in employee stock option exercises. For the six months ended June 30, 2007, we purchased 3.6 million common shares for a total of $305.2 million under our stock repurchase programs, compared to $316.4 million in the same 2006 period.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $95.2 million outstanding under the Senior Credit Facility at June 30, 2007, and therefore, our available borrowings were $1,254.8 million. The $95.2 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.

We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the

Senior Credit Facility as of June 30, 2007. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility was upgraded to A- in April 2007 by Standard & Poor’s Ratings Services. The Senior Credit Facility is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $67.0 million.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. In December 2006, our Board of Directors authorized an additional $1 billion program through December 31, 2008. As of June 30, 2007, we had purchased shares of common stock with an aggregate purchase price of $1.1 billion, including commissions, under these programs. We may use excess cash to purchase additional common stock under the program authorized in 2006.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations as of June 30, 2007, including the adoption of FIN 48 (in millions):

			2008	2010	2012
			and	and	and
	Total	2007	2009	2011	Thereafter

Long-term debt	$95.2	$—	$—	$95.2	$—
Operating leases	92.2	12.1	34.4	20.6	25.1
Purchase obligations	30.8	29.2	1.6	—	—
Other current tax reserves	11.5	11.5	—	—	—
Other long-term liabilities	296.8	—	99.8	46.2	150.8

Total contractual obligations	$526.5	$52.8	$135.8	$162.0	$175.9

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accountings Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

Critical Accounting Policies

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

There were no other changes in the six month period ended June 30, 2007 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as reported in any previously filed Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2007	—	$—	—	$1,024,032,907
May 2007	272,356	88.24	14,502,000	1,000,000,077
June 2007	1,248,100	86.36	15,750,100	892,218,836

Total	1,520,456	$86.69	15,750,100	$892,218,836

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized the repurchase of an additional $1 billion of common stock through December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 7, 2007. The matters submitted to the stockholders for a vote included:

•	the election of two directors to the Board of Directors;

•	ratification of the selection of PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for 2007;

•	approval of amendments to our Restated Certificate of Incorporation to require the annual election of all directors; and

•	a stockholder proposal relating to “simple majority” voting.

	Number	Number	Number	Number of
	of Votes	of Votes	of	BROKER
Matter	FOR	AGAINST	ABSTENTIONS	NON-VOTES

Election of Larry C. Glasscock as director	200,870,734	6,610,772	1,661,372	—
Election of John L. McGoldrick as director	196,620,523	10,908,078	1,614,277	—
Ratification of PwC as our independent registered public accounting firm for 2007	207,286,489	434,177	1,422,212	—
Approval of amendments to Restated Certificate of Incorporation to require the annual election of all directors	206,091,230	1,654,442	1,397,206	—
Approval of stockholder proposal relating to “simple majority” voting	141,938,120	35,380,684	3,198,192	28,625,882

Following are the directors, other than the directors elected at the annual meeting, whose terms of office as directors continued after the annual meeting: J. Raymond Elliott, David C. Dvorak, Stuart M. Essig, Arthur J. Higgins and Augustus A. White, III, M.D., Ph.D.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors was not asked to and did not approve the engagement of PwC to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

3.1		Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated July 28, 2001, together with Certificate of Amendment of Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 9, 2007
10	.1*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	indicates management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 7, 2007

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: August 7, 2007