Form 10-Q
period 2007-09-30
ZIMMER HOLDINGS INC
filed 2007-11-09
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Commission File Number 001-16407

(ZIMMER HOLDINGS INC. LOGO)

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

As of October 29, 2007, 234,725,440 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2007

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net Sales	$903.2	$819.8	$2,824.0	$2,561.8
Cost of products sold	199.2	183.2	622.0	572.6

Gross Profit	704.0	636.6	2,202.0	1,989.2

Research and development	53.0	46.7	158.8	142.7
Selling, general and administrative	352.6	330.4	1,088.5	1,010.1
Settlement	169.5	—	169.5	—
Acquisition, integration and other expense	2.9	5.0	9.5	9.5

Operating expenses	578.0	382.1	1,426.3	1,162.3

Operating Profit	126.0	254.5	775.7	826.9
Interest income, net	1.8	0.6	2.9	2.3

Earnings before income taxes and minority interest	127.8	255.1	778.6	829.2
Provision for income taxes	83.4	71.9	268.9	239.0
Minority interest	0.1	0.1	(0.3)	(0.4)

Net Earnings	$44.5	$183.3	$509.4	$589.8

Earnings Per Common Share
Basic	$0.19	$0.76	$2.16	$2.41
Diluted	$0.19	$0.76	$2.14	$2.39
Weighted Average Common Shares Outstanding
Basic	234.9	240.4	236.3	244.6
Diluted	236.8	242.6	238.4	246.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$313.0	$265.7
Restricted cash	2.5	2.4
Accounts receivable, less allowance for doubtful accounts	652.1	625.5
Inventories, net	732.2	638.3
Prepaid expenses	54.5	55.1
Deferred income taxes	145.6	159.2

Total current assets	1,899.9	1,746.2
Property, plant and equipment, net	914.0	807.1
Goodwill	2,558.9	2,515.6
Intangible assets, net	739.8	712.6
Other assets	254.6	192.9

Total Assets	$6,367.2	$5,974.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129.0	$158.0
Income taxes payable	110.1	106.5
Other current liabilities	468.2	363.7

Total current liabilities	707.3	628.2
Other long-term liabilities	301.0	323.4
Long-term debt	103.2	99.6

Total Liabilities	1,111.5	1,051.2

Commitments and Contingencies (Note 14)
Minority interest	2.5	2.7
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 252.1 million shares in 2007 (248.9 million in 2006) issued	2.5	2.5
Paid-in capital	2,976.2	2,743.2
Retained earnings	3,273.1	2,768.5
Accumulated other comprehensive income	264.9	209.2
Treasury stock, 17.7 million shares in 2007 (12.1 million in 2006)	(1,263.5)	(802.9)

Total Stockholders’ Equity	5,253.2	4,920.5

Total Liabilities and Stockholders’ Equity	$6,367.2	$5,974.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Nine
	Months
	Ended September 30,
	2007	2006

Cash flows provided by (used in) operating activities:
Net earnings	$509.4	$589.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	167.6	144.8
Share-based compensation	53.5	56.0
Income tax benefit from stock option exercises	39.6	5.8
Excess income tax benefit from stock option exercises	(26.5)	(3.7)
Changes in operating assets and liabilities:
Income taxes	41.6	67.6
Receivables	3.8	(47.9)
Inventories	(66.4)	(34.5)
Accounts payable and accrued expenses	(1.4)	22.7
Other assets and liabilities	(58.7)	(7.0)

Net cash provided by operating activities	662.5	793.6

Cash flows provided by (used in) investing activities:
Additions to instruments	(106.2)	(93.0)
Additions to other property, plant and equipment	(117.8)	(84.4)
Proceeds from sale of property, plant and equipment	—	16.2
Acquisitions, net of acquired cash	(108.1)	(13.5)

Net cash used in investing activities	(332.1)	(174.7)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	145.8	25.4
Excess income tax benefit from stock option exercises	26.5	3.7
Repurchase of common stock	(460.6)	(630.9)
Net proceeds on lines of credit	—	18.8

Net cash used in financing activities	(288.3)	(583.0)

Effect of exchange rates on cash and equivalents	5.2	6.5

Increase in cash and equivalents	47.3	42.4
Cash and equivalents, beginning of year	265.7	233.2

Cash and equivalents, end of period	$313.0	$275.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2006 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2006 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine month periods ended September 30, 2006 have been reclassified to conform to the current year presentation.

Consolidated cash flows for the nine months ended September 30, 2007 include the correction of an error in presentation of $20.2 million, which had previously been reported in the three month period ended March 31, 2007, as a component of the change in receivables in operating cash flows and is now appropriately reported as proceeds from employee stock compensation in financing cash flows for the nine month period ended September 30, 2007. Management does not consider this error in presentation to be material to the Consolidated Statement of Cash Flows for the three months ended March 31, 2007.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Acquisitions

We have made acquisitions that took place during the nine month period ended September 30, 2007 which are described below. These acquisitions were accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. Pro forma financial information has not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

Endius Incorporated

On April 20, 2007, we acquired Endius Incorporated (Endius), a privately held spinal products company based in Massachusetts, for an initial aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items. Endius develops and manufactures minimally invasive spine surgery products, implants and techniques to treat spine disease. The acquisition of Endius has expanded our spine product portfolio to include innovative minimally invasive instruments and implants.

Diadent, Srl.

On April 27, 2007, we acquired Diadent, Srl. (Diadent), a privately held distributor of our dental products in Italy, in a cash transaction. The acquisition of Diadent provides us with direct sales of dental implants in Italy.

U.S. Distributor Network

During the second quarter of 2007, we made investments in our U.S. based distribution network, including the acquisition of certain orthopaedic implant distribution businesses. These investments and acquisitions are expected to increase future revenues by enhancing our U.S. sales and distribution infrastructure.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In millions)		(In millions)

Net Earnings	$44.5	$183.3	$509.4	$589.8
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	80.9	15.2	86.5	101.7
Unrealized foreign currency hedge losses, net of tax	(33.6)	(6.4)	(46.0)	(41.1)
Reclassification adjustments on foreign currency hedges, net of tax	5.0	2.0	11.8	5.7
Unrealized gains (losses) on securities, net of tax	(0.9)	(1.0)	(1.2)	(1.7)
Amortization of prior service cost and unrecognized gain / (loss) in actuarial assumptions, net of tax	0.3	—	4.6	—
Minimum pension liability, net of tax	—	(0.1)	—	(2.1)

Total Other Comprehensive Income	51.7	9.7	55.7	62.5

Comprehensive Income	$96.2	$193.0	$565.1	$652.3

4.	Inventories

	September 30,	December 31,
	2007	2006
	(In millions)

Finished goods	$567.2	$489.1
Work in progress	48.2	46.4
Raw materials	116.8	102.8

Inventories, net	$732.2	$638.3

5.	Property, Plant and Equipment

	September 30,	December 31,
	2007	2006
	(In millions)

Land	$17.7	$17.6
Buildings and equipment	913.9	783.7
Instruments	876.3	768.5
Construction in progress	80.9	105.3

	1,888.8	1,675.1
Accumulated depreciation	(974.8)	(868.0)

Property, plant and equipment, net	$914.0	$807.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Current Liabilities

Other current liabilities at September 30, 2007 and December 31, 2006, consist of the following:

	September 30,	December 31,
	2007	2006
	(In millions)

Other current liabilities:
Salaries, wages and benefits	$84.7	$49.3
Fair value of derivatives	55.2	24.1
Accrued liabilities	328.3	290.3

Total other current liabilities	$468.2	$363.7

7.	Income Taxes

Adoption of FIN 48

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted FIN 48 on January 1, 2007. Prior to the adoption of FIN 48 we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impact of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability on a gross basis versus the historical net presentation. The adoption resulted in the financial statement liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007. The adoption resulted in this decrease in the liability as well as a reduction to retained earnings of $4.7 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and an increase in an interest/penalty payable of $7.9 million, all as of January 1, 2007. Therefore, after the adoption of FIN 48, the amount of unrecognized tax benefits is $95.7 million as of January 1, 2007, of which $28.6 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits is $111.0 million as of September 30, 2007. Of this amount, $35.7 million would impact our effective tax rate, if recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Earnings, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we recorded a liability of $9.6 million for accrued interest and penalties, of which $7.5 million would impact our effective tax rate, if recognized. The amount of this liability is $12.2 million as of September 30, 2007. Of this amount, $9.1 million would impact our effective tax rate, if recognized.

We expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a material impact on our results of operations or financial position.

The U.S. federal statute of limitations remains open for the year 2003 and onward with years 2003 and 2004 currently under examination by the IRS. It is reasonably possible that a resolution with the IRS for the years 2003 through 2004 will be reached within the next twelve months, but we do not anticipate this would result in any

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material impact on our financial position. In addition, for the 1999 tax year of Centerpulse AG, which we acquired in October 2003, one issue remains in dispute at the IRS appeals level. The resolution of this issue would not impact our effective tax rate as it would be recorded as an adjustment to goodwill.

State income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation. It is reasonably possible that such matters will be resolved in the next twelve months, but we do not anticipate that the resolution of these matters would result in any material impact on our results of operations or financial position.

Foreign jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2003 onward), Canada (1998 onward), France (2004 onward), Germany (2000 onward), Italy (2003 onward), Japan (2000 onward), Puerto Rico (2005 onward), Singapore (2002 onward), Switzerland (2004 onward), and the United Kingdom (2004 onward).

Our tax returns are currently under examination in various foreign jurisdictions, including Germany, Italy and Switzerland. It is reasonably possible that such audits will be resolved in the next twelve months, but we do not anticipate that the resolution of these audits would result in any material impact on our results of operations or financial position.

Settlement Expense Tax Treatment

On September 27, 2007, we reached a settlement with the United States government in an ongoing investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount in the three month period ended September 30, 2007. No tax benefit has been recorded related to the settlement expense due to the uncertainty as to the tax treatment. We intend to pursue resolution of this uncertainty with taxing authorities, but are unable to ascertain the outcome or timing for such resolution at this time. For more information regarding the settlement, see Note 14.

8.	Retirement and Postretirement Benefit Plans

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees who were hired before September 2, 2002. Employees hired on or after September 2, 2002 are not part of the U.S. and Puerto Rico defined benefit plans, but do receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

We also provide comprehensive medical and group life insurance benefits to certain U.S. and Puerto Rico retirees who elect to participate in our comprehensive medical and group life plans. The medical plan is contributory, and the life insurance plan is non-contributory. Employees hired on or after September 2, 2002 are not eligible for retiree medical and life insurance benefits. No similar plans exist for employees outside the U.S. and Puerto Rico.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the three and nine month periods ended September 30, 2007 and 2006, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$6.7	$6.0	$20.3	$17.7
Interest cost	4.5	3.1	11.5	9.2
Expected return on plan assets	(6.8)	(3.8)	(15.7)	(11.0)
Amortization of prior service cost	(0.2)	—	(0.2)	—
Amortization of unrecognized actuarial loss	1.0	1.0	2.5	2.9

Net periodic benefit cost	$5.2	$6.3	$18.4	$18.8

The components of net periodic benefit expense for the three and nine month periods ended September 30, 2007 and 2006, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Service cost	$0.4	$0.4	$1.2	$1.3
Interest cost	0.6	0.5	1.8	1.6
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.3)	(0.2)
Amortization of unrecognized actuarial loss	0.2	0.2	0.6	0.6

Net periodic benefit cost	$1.1	$1.0	$3.3	$3.3

We contributed $26.6 million during the nine month period ended September 30, 2007, to our U.S. and Puerto Rico defined benefit plans and do not expect to make additional contributions during the remainder of 2007. We contributed $10.8 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2007, and expect to contribute an additional $2.1 million to these foreign-based plans during 2007. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

9.	Share-Based Compensation

Share-based compensation expense for the three and nine month periods ended September 30, 2007 was $12.4 million and $53.5 million, or $9.2 million and $37.2 million net of the related tax benefits, respectively. Share-based compensation expense for the three and nine month periods ended September 30, 2006 was $17.0 million and $56.0 million, or $12.2 million and $40.2 million net of the related tax benefits, respectively.

A summary of stock option activity for the nine month period ended September 30, 2007 is as follows (options in thousands):

	Stock	Weighted Average
	Options	Exercise Price

Outstanding at January 1, 2007	14,184	$59.75
Options granted	3,625	81.99
Options exercised	(2,993)	45.93
Options cancelled	(426)	74.79

Outstanding at September 30, 2007	14,390	67.80

The weighted-average fair value of the options granted in the nine month period ended September 30, 2007 was $24.73 per option. As of September 30, 2007, there was $131.1 million of unrecognized share-based

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 3.1 years.

At September 30, 2007 there were 887,649 nonvested equity share units, with a weighted average grant date fair value of $69.91. The unrecognized share-based compensation expense as of September 30, 2007 was $6.6 million, and is expected to be recognized over a period of 1.25 years.

10.	Stock Repurchase Program

During the three months ended September 30, 2007, we purchased 1,970,506 shares of our common stock at an average price of $78.85 per share for a total cash outlay of $155.4 million, including commissions. During the nine months ended September 30, 2007, we purchased 5,574,762 shares of our common stock at an average price of $82.61 per share for a total cash outlay of $460.6 million, including commissions. These purchases were made under stock repurchase plans authorized by our Board of Directors in December 2005 and 2006. Purchases totaling an additional $736.8 million may be made through December 31, 2008 under the plan authorized in 2006.

11.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted average shares outstanding for basic net earnings per share	234.9	240.4	236.3	244.6
Effect of dilutive stock options	1.9	2.2	2.1	2.2

Weighted average shares outstanding for diluted net earnings per share	236.8	242.6	238.4	246.8

During the three and nine month periods ended September 30, 2007, an average of 2.5 million options and 1.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2006, an average of 8.6 million options and 8.8 million options, respectively, were not included.

12.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, settlement expense acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Americas	$547.0	$502.4	$285.7	$263.7
Europe	226.0	196.9	80.3	69.3
Asia Pacific	130.2	120.5	60.9	54.3

Total	$903.2	$819.8

Share-based compensation			(12.4)	(17.0)
Inventory step-up			0.1	—
Settlement			(169.5)	—
Acquisition, integration and other			(2.9)	(5.0)
Global operations and corporate functions			(116.2)	(110.8)

Operating profit			$126.0	$254.5

	Net Sales		Operating Profit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Americas	$1,682.9	$1,539.3	$879.5	$809.4
Europe	752.0	664.0	300.6	266.4
Asia Pacific	389.1	358.5	184.5	168.8

Total	$2,824.0	$2,561.8

Share-based compensation			(53.5)	(54.8)
Inventory step-up			(0.2)	—
Settlement			(169.5)	—
Acquisition, integration and other			(9.5)	(9.5)
Global operations and corporate functions			(356.2)	(353.4)

Operating profit			$775.7	$826.9

Product category net sales are as follows (in millions):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Reconstructive implants	$750.7	$675.1	$2,361.8	$2,126.2
Trauma	49.6	48.4	150.0	144.2
Spine	45.8	42.2	141.5	131.3
Orthopaedic surgical products	57.1	54.1	170.7	160.1

Total	$903.2	$819.8	$2,824.0	$2,561.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” (SFAS No. 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

14.	Commitments and Contingencies

Product Liability and Intellectual Property-Related Litigation

As a result of our acquisition of Centerpulse in 2003, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the settlement agreement, we will reimburse the settlement trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of September 30, 2007, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of September 30, 2007 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Government Investigations and Related Litigation

In July 2003, the Staff of the Securities and Exchange Commission (“SEC”) informed Centerpulse that it was conducting an informal investigation of Centerpulse relating to certain accounting issues that pre-date our acquisition of Centerpulse. In October 2007, the SEC filed an enforcement action in the United States District Court for the District of Columbia against three former Centerpulse officers, charging the individuals with violations of federal securities laws and seeking permanent injunctive relief, disgorgement of ill-gotten gains, if any, civil money penalties and orders barring each defendant from acting as an officer or director of any public company. One of the individuals served as our Vice President, Tax and Treasury and Tax Counsel prior to the filing of the SEC’s enforcement action and has been suspended and is not performing any service for us. We are not a party to the SEC’s enforcement action. We continue to fully cooperate with the SEC with regard to its investigation.

In March 2005, the United States Department of Justice through the United States Attorney’s Office in Newark, New Jersey commenced an investigation of us and four other orthopaedic companies pertaining to consulting contracts, professional service agreements and other agreements by which remuneration is provided to orthopaedic surgeons. On September 27, 2007, we reached a settlement with the government to resolve all claims related to this investigation. As part of the settlement, we entered into a settlement agreement with the United States of America through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). In addition, we entered into a Deferred Prosecution Agreement (the “DPA”) with the United States Attorney’s Office for the District of New Jersey (the “U.S. Attorney”) and a Corporate Integrity Agreement (the “CIA”) with the OIG-HHS. We did not admit any wrongdoing, plead guilty to any criminal charges or pay any criminal fines as part of the settlement.

We settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $169.5 million. We recorded a $169.5 million expense during the third quarter in connection with the settlement.

Under the terms of the DPA, the U.S. Attorney filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2006. The Court deferred prosecution of the criminal complaint during the 18-month term of the DPA. The U.S. Attorney will seek dismissal of the criminal complaint after the eighteen-month period if we comply with the provisions of the DPA, including oversight by a federal monitor selected by the U.S. Attorney. Under the CIA, which has a term of five years, we agreed to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal health care program requirements, in accordance with the terms set forth in that agreement. We also agreed to retain an independent review organization (“IRO”) to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute. Our obligation to retain an IRO is suspended during the eighteen-month term of the DPA. A material breach of the DPA or the CIA may subject us to exclusion by OIG-HHS from participation in all federal health care programs, which would have a material adverse effect on our financial position and results of operations.

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

Following the commencement of the Department of Justice, Antitrust Division’s investigation, we and several other major orthopaedic manufacturers were named as defendants in five putative class action lawsuits as of January 1, 2007. These lawsuits were brought by direct and indirect purchasers of orthopaedic products alleging violations of Federal and state antitrust laws and certain state consumer protection statutes, including allegations of

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price fixing. The direct purchaser cases, South Central Surgical Center, LLC v. Zimmer Holdings, Inc. et al. and Chaiken DDS, P.C. v. Biomet, Inc. et al., were filed in the United States District Court for the Southern District of Indiana on July 13, 2006 and in the United States District Court for the Northern District of Indiana on July 26, 2006, respectively. The indirect purchaser cases, Thomas v. Biomet, Inc. et al., Kirschner v. Biomet, Inc. et al. and Williams v. Biomet, Inc. et al., were filed in the United States District Court for the Western District of Tennessee on July 18, 2006, July 24, 2006 and July 27, 2006, respectively.

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

On October 17, 2007, we and the other defendants in the four remaining cases entered into an agreement, which tolls or suspends the operation of applicable statutes of limitation through the earlier of (i) April 17, 2009 or (ii) 45 days after the close of the Department of Justice, Antitrust Division’s investigation. The plaintiffs filed a Notice of Voluntary Dismissal Without Prejudice on October 18, 2007 in the United States District Court for the Southern District of Indiana. The Court dismissed the four cases without prejudice on October 23, 2007.

On September 25, 2007, the Staff of the SEC informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We intend to fully cooperate with the SEC with regard to this informal investigation.

Following announcement of our entry into the DPA and CIA and commencement of the informal SEC investigation described above, two shareholder derivative actions were filed in Kosciusko Superior Court in Warsaw, Indiana as of November 1, 2007. The first action, captioned Bottner v. Dvorak et al., was filed on October 16, 2007. The second action, captioned Capizzi v. Dvorak et al., was filed on October 30, 2007. The plaintiffs seek to maintain the actions purportedly on our behalf against all of our current directors and one former director. The plaintiffs claim, among other things, breaches of fiduciary duty by the individual defendants which allegedly allowed misconduct to occur, including illegal payments to doctors, and caused us financial harm, including the cost of the settlement with the federal government described above. The plaintiffs do not seek damages from us, but instead request damages of an unspecified amount on our behalf.

15.	Subsequent Events

In September 2007, we announced that we would acquire ORTHOsoft Inc., a leader in computer navigation for orthopaedic surgery, in a cash transaction for an estimated purchase price of $50 million. On November 5, 2007, we announced that we completed our takeover bid with the purchase 92.36% of the outstanding ORTHOsoft shares (other than shares held by us). We intend to acquire all remaining ORTHOsoft shares by way of a compulsory acquisition pursuant to the Canada Business Corporations Act. This investment will bolster our SmartTools strategic initiative designed to bring innovative tools to the marketplace that will help create better and more reproducible outcomes for surgeons and patients.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide hospital-focused consulting services to help member institutions design, implement and manage successful orthopaedic programs, which account for less than one percent of sales. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. Through our consulting services subsidiary, we provide hospitals and other orthopaedic practices resource capabilities to design, implement and manage successful orthopaedic programs. We have operations in more than 24 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2007.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 8 percentage points of sales growth during the three month period ended September 30, 2007, compared to 7 percent in the same 2006 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques (such as our Zimmer® Minimally Invasive SolutionsTM (MIS) Procedures and Technologies), introduction of gender based devices and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, high-flex knees, knee revision products and porous hip stems, continues to positively affect sales growth. For example, during the three month period ended September 30, 2007, sales of products incorporating Trabecular Metal Technology were approximately $49 million, an increase of over 18 percent compared to the same 2006 period.

We believe innovative products will continue to affect the orthopaedics industry. In the second half of 2006, we launched the Zimmer Gender SolutionsTM High-Flex Knee Femoral Implant, which was the result of five years of intensive research based on an analysis of 800 femurs and patella. High Flex Knees now make up approximately 47 percent of our total femoral unit sales on a global basis, having grown from approximately 28 percent prior to the launch of the Zimmer Gender Solutions Knee.

Pricing Trends

Selling prices remained flat during the three month period ended September 30, 2007, which is similar to the same 2006 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended September 30, 2007, compared to a 2 percent increase in the same 2006 period. In Europe, selling prices for the three month period ended September 30, 2007 remained flat, compared to a 2 percent decrease in the same 2006 period. Within Europe, Germany, France and Italy reported decreases in average selling prices of 3 percent, 1 percent and 0.5 percent, respectively, in the three month period ended September 30, 2007, as a result of reductions in government implant reimbursement rates and group purchasing arrangements while most other European markets were positive to flat. Germany, France and Italy combined currently represent approximately 13 percent of our sales. Asia Pacific selling prices were flat for the three month period ended September 30, 2007, compared to a 3 percent decrease in the same 2006 period. As anticipated, Japan reported a 3 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices, while other Asia Pacific markets were positive to flat. Japan currently represents approximately 7 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, global selling prices are expected to remain flat in 2007.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2007, foreign currency exchange rates had a positive 2 percent effect on sales. The positive effect of foreign currency exchange rates is expected to continue through the rest of the year. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 3 percent on sales for the year ending December 31, 2007. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (SKU’s) introduced within the prior 36-month period to a particular market, accounted for 26 percent, or $234 million, of our sales during the three month period ended September 30, 2007. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen® Complete Knee Solution including the Gender Solutions Knee Femoral Implant for the LPS-Flex, and CR-Flex Knees, the Dynesys®1 Dynamic Stabilization System, the Zimmer M/L Taper Hip Prosthesis and PALACOS®2 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2007 include the Gender Solutions Knee Femoral Implant; products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Components; Durom® Acetabular Cups with Metasul® LDH® Large Diameter Heads; Versys® Epoch® Composite Hip Prosthesis; Zimmer® Trabecular Metal Reverse Shoulder System; Anatomical ShoulderTM Inverse/Reverse System; Zimmer MIS Femoral Nailing Solutions; NCB® Locking Plate System; and CopiOs ® Bone Void Filler3.

Settlement of Department of Justice Investigation

On September 27, 2007, we reached a settlement with the United States government to resolve all claims related to an ongoing investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of the settlement, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey. Under the provisions of the Deferred Prosecution Agreement, we are subject to oversight by a federal monitor selected by the U.S. Attorney for a period of 18 months. Beginning in the fourth quarter of 2007 through the end of the 18 month period, we are expecting to incur costs of approximately $6-9 million per quarter to comply with the Deferred Prosecution Agreement.

We settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $169.5 million. We recorded a $169.5 million expense during the third quarter in connection with the settlement.

1 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.
2 PALACOS® is a trademark of Heraeus Kulzer GmbH. Under license from Heraeus Kulzer GmbH, Hanau, Germany.
3 Manufactured by Kensey Nash Corporation.

We also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 14 to the consolidated financial statements included elsewhere in this Form 10-Q.

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

This decrease in the tax liability resulted in a reduction to retained earnings of $4.7 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and the addition of an interest/penalty payable of $7.9 million, all as of January 1, 2007.

Acquisitions

We acquired Endius Incorporated, a privately held spinal products company on April 20, 2007 for an initial aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items.

Additionally during the nine month period ended September 30, 2007, we acquired Diadent Srl., a privately held distributor of our dental products in Italy, and certain U.S. based orthopaedic implant distribution businesses. These acquisitions did not have a material impact on our results of operations, balance sheet or cash flows for the three and nine month periods ended September 30, 2007.

In September 2007, we announced that we would acquire ORTHOsoft Inc., a leader in computer navigation for orthopaedic surgery, in a cash transaction for an estimated purchase price of $50 million. On November 5, 2007, we announced that we completed our takeover bid with the purchase 92.36% of the outstanding ORTHOsoft shares (other than shares held by us). We intend to acquire all remaining ORTHOsoft shares by way of a compulsory acquisition pursuant to the Canada Business Corporations Act.

Third Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Americas	$547.0	$502.4	9%	8%	1%	—%
Europe	226.0	196.9	15	8	—	7
Asia Pacific	130.2	120.5	8	5	—	3

	$903.2	$819.8	10	8	—	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$377.5	$338.3	12%	9%	—%	3%
Hips	299.1	276.9	8	5	—	3
Extremities	23.9	17.7	36	31	2	3
Dental	50.2	42.2	19	12	5	2

Total	750.7	675.1	11	9	—	2

Trauma	49.6	48.4	2	(1)	1	2
Spine	45.8	42.2	9	6	1	2
OSP and other	57.1	54.1	5	3	1	1

Total	$903.2	$819.8	10	8	—	2

The NexGen Complete Knee Solution product line including the Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee led knee sales. In addition, strong growth in the Zimmer Unicompartmental High-Flex Knee and the Innex® Total Knee System were offset by declining sales of the Natural-Knee® II System.

Growth in porous stems, including the Zimmer M/L Taper Hip Prosthesis, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem led hip stem sales, but were partially offset by slower growth of cemented stems and weaker sales of revision stems. Bone cement sales improved significantly, led by PALACOS Bone Cement. Trabecular Metal and AllofitTM Hip Acetabular System, Durom Hip Resurfacing System products and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. We expect to face a near term challenge in hips with the adoption of hip resurfacing in the U.S. market. New products are expected to contribute in the near term but not entirely offset our lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow® Complete Shoulder Solution and the Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales, but were offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, the TITLE 2 lumbar pedicle screw system, the Trinica® Select cervical plate system, the OptimaTM 4 ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Wound management products led OSP sales.

4 Trademark of U&I Corporation.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months Ended September 30,
	2007	2006	% Increase

Reconstructive
Knees	$247.7	$224.9	10%
Hips	150.6	141.3	7
Extremities	17.0	12.6	35
Dental	28.8	26.5	9

Total	444.1	405.3	10

Trauma	29.8	29.3	2
Spine	38.3	34.9	10
OSP and other	34.8	32.9	6

Total	$547.0	$502.4	9

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales but were partially offset by declining sales of the Natural-Knee II System.

Growth in porous stems, including growth of the Zimmer M/L Taper Hip Prosthesis and Trabecular Metal Primary Hip Prosthesis led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement and Durom Acetabular components also exhibited strong growth. We expect to face a near term challenge in hips with the adoption of hip resurfacing in the U.S. market. New products are expected to contribute in the near term but not entirely offset the lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates and Zimmer Plates and Screws led trauma sales, but were offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, Trinica Select Cervical Plate System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Extremity surgical products led OSP sales.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months Ended September 30,
	2007	2006	% Increase

Reconstructive
Knees	$81.0	$71.9	13%
Hips	100.7	89.2	13
Extremities	5.2	3.9	35
Dental	13.6	9.0	48

Total	200.5	174.0	15

Trauma	9.8	9.6	2
Spine	6.5	5.9	12
OSP and other	9.2	7.4	25

Total	$226.0	196.9	15

Changes in foreign exchange rates positively affected knee and hip sales both by 7 percent. Excluding these foreign exchange rate effects, the following product categories experienced positive sales growth in our Europe region: the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno and Alloclassic Zweymüller Taper Stems led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

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

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended September 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$48.8	$41.5	17%
Hips	47.8	46.4	3
Extremities	1.7	1.2	42
Dental	7.8	6.7	18

Total	106.1	95.8	11

Trauma	10.0	9.5	5
Spine	1.0	1.4	(26)
OSP and other	13.1	13.8	(6)

Total	$130.2	$120.5	8

Changes in foreign exchange rates positively affected knee and hip sales by 5 percent and 3 percent, respectively. Reported decreases in average selling prices negatively affected hip sales by 2 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, and the Alloclassic Zweymüller Hip System led hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners, Trilogy® Acetabular Sytem and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder products. The Spline® TwistTM Implant System led dental sales. Trauma sales were affected by a reported 4 percent decrease in average selling prices during the three months ended September 30, 2007. A registration issue with the ST360°® Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for the period. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.9 percent in the three month period ended September 30, 2007, compared to 77.7 percent in the same 2006 period. The improvement in gross profit margin over the same 2006 period reflects favorable changes in product and geographic sales mix and reductions in unit manufacturing cost. A weaker U.S. dollar as compared with prior year resulted in the recognition of greater losses on foreign exchange contracts. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.9 percent for the three month period ended September 30, 2007, compared to 5.7 percent for the same 2006 period. R&D increased to $53.0 million for the three month period ended September 30, 2007, from $46.7 million in the same 2006 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics. We target R&D spending to the high end of what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 39.0 percent for the three month period ended September 30, 2007, compared to 40.3 percent in the same 2006 period. SG&A increased to $352.6 million for the three month period ended September 30, 2007, from $330.4 million in the same 2006 period. The improvement in SG&A as a percent of net sales from the prior year is due to controlled spending and lower share based compensation expense. SG&A for the three month period ended September 30, 2007 reflects a reduction in share-based compensation expense of approximately $6.7 million as we recalculated estimated payouts on our three year performance based incentive program taking into account the effect of the lost interest income on the $169.5 million settlement payment, estimated monitor fees and expenses and recent operating performance.

Settlement expense of $169.5 million for the three month period ended September 30, 2007 relates to the settlement of the federal investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Acquisition, integration and other expenses for the three month period ended September 30, 2007 were $2.9 million compared to $5.0 million in the same 2006 period. These expenses principally reflect costs related to the integration of acquired U.S. distributors, integration consulting fees and costs for integrating information technology systems.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended September 30, 2007 decreased 50 percent to $126.0 million, from $254.5 million in the same 2006 period. The decrease was driven principally by the $169.5 million settlement expense. The effect of the settlement expense on operating profit was partially offset by increased sales, improved gross profit margins and controlled operating expenses compared to the same 2006 period.

The effective tax rate on earnings before income taxes and minority interest increased to 65.2 percent for the three month period ended September 30, 2007, from 28.2 percent in the same 2006 period. The significant increase in the effective tax rate is due primarily to the effect of the $169.5 million settlement expense for which no tax benefit has been recognized.

Net earnings decreased 76 percent to $44.5 million for the three month period ended September 30, 2007, compared to $183.3 million in the same 2006 period. The decrease was due to the $169.5 million settlement expense and the higher effective tax rate that also resulted from the settlement expense. Basic and diluted earnings per share both decreased 75 percent to $0.19, respectively, from $0.76, respectively, in the same 2006 period. The effect of the settlement expense on net earnings and basic and diluted earnings per share was partially offset by increased sales, improved gross profit margins and controlled operating expenses compared to the same 2006 period.

Operating Profit by Segment

Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, settlement expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto

Rico based operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended September 30, 2007 and 2006:

Percent of net sales

	Three Months Ended September 30,
	2007	2006

Americas	52.2%	52.5%
Europe	35.5	35.2
Asia Pacific	46.8	45.1

In the Americas, operating profit as a percentage of net sales decreased due primarily to increased sales force related expenses due to the expansion of our U.S. distributor network. These increases were partially offset by improved gross margins.

European operating profit as a percentage of net sales increased due to improved gross margins compared to the same 2006 period. Gross margins increased throughout most European markets, including Germany, despite decreases in average selling prices in Germany as a result of reductions in government controlled reimbursement prices. The improvement in gross margins in Europe is due to favorable product sales mix and lower unit manufacturing costs.

Asia Pacific operating profit as a percentage of net sales increased primarily due to increases in gross margins as compared to the prior year. Gross margins increased throughout many Asia Pacific markets, including Japan, despite decreases in average selling prices in Japan as a result of reductions in government controlled reimbursement prices. The improvement in gross margins in Asia Pacific is due to favorable product sales mix and lower unit manufacturing costs.

Nine Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2007	2006	%Inc (Dec)	Mix	Price	Exchange

Americas	$1,682.9	$1,539.3	9%	8%	1%	—%
Europe	752.0	664.0	13	7	(1)	7
Asia Pacific	389.1	358.5	9	8	(1)	2

	$2,824.0	$2,561.8	10	8	—	2

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2007	2006	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,191.7	$1,072.4	11%	9%	—%	2
Hips	940.0	869.6	8	6	(1)	3
Extremities	74.4	55.6	34	30	2	2
Dental	155.7	128.6	21	15	4	2

Total	2,361.8	2,126.2	11	9	—	2

Trauma	150.0	144.2	4	1	2	1
Spine	141.5	131.3	8	6	1	1
OSP and other	170.7	160.1	7	5	1	1

Total	$2,824.0	$2,561.8	10	8	—	2

The NexGen Complete Knee Solution product line including the Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Innex Total Knee System exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem led hip stem sales, but were partially offset by slower growth of cemented stems and weaker sales of revision stems. Sales of bone cement improved significantly, led by PALACOS Bone Cement. Trabecular Metal Acetabular Cups, Trabecular Metal Primary Hip Prosthesis, Durom Hip Resurfacing System products, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. We expect to face a near term challenge in hips with the adoption of hip resurfacing in the U.S. market. New products are expected to contribute in the near term but not entirely offset the lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow Complete Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales. The Dynesys Dynamic Stabilization System, the TITLE 2 lumbar pedicle screw system, the Trinica Select, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Extremity Surgical Products led OSP sales.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2007	2006	% Increase

Reconstructive
Knees	$766.4	$700.2	9%
Hips	464.8	429.7	8
Extremities	53.1	39.0	37
Dental	88.4	77.1	14

Total	1,372.7	1,246.0	10

Trauma	91.1	87.0	5
Spine	116.7	109.1	7
OSP and other	102.4	97.2	5

Total	$1,682.9	$1,539.3	9

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Trabecular Metal Primary Hip Prosthesis led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement, Trabecular Metal Acetabular Cups and Durom Hip Resurfacing System products also exhibited strong growth. We expect to face a near term challenge in hips with the adoption of hip resurfacing in the U.S. market. New products are expected to contribute in the near term but not entirely offset the lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates and Zimmer Plates and Screws led trauma sales, but were offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, the Optima ZS Spinal Fixation System and Spinal Trabecular Metal Spacers led spine sales. Extremity surgical products led OSP sales.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2007	2006	% Increase

Reconstructive
Knees	$284.0	$250.5	13%
Hips	329.6	298.6	10
Extremities	16.4	12.7	29
Dental	44.9	32.7	38

Total	674.9	594.5	14

Trauma	28.8	28.0	3
Spine	21.0	17.5	19
OSP and other	27.3	24.0	14

Total	$752.0	$664.0	13

Changes in foreign exchange rates positively affected knee sales by 8 percent and hip sales by 7 percent. Excluding these foreign exchange rate effects, these product categories experienced positive sales growth in our Europe region: the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

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

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Nine Months
	Ended September 30,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$141.3	$121.7	16%
Hips	145.6	141.3	3
Extremities	4.9	3.9	25
Dental	22.4	18.8	19

Total	314.2	285.7	10

Trauma	30.1	29.2	3
Spine	3.8	4.7	(18)
OSP and other	41.0	38.9	6

Total	$389.1	$358.5	9

Changes in foreign exchange rates positively affected knee sales by 3 percent and positively affected hip sales by 1 percent. Reported decreases in average selling prices negatively affected hip sales by 3 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by strong growth in Zimmer Periarticular Plates and Zimmer Plates and Screws, but were partially offset by a reported 4 percent decrease in average selling prices during the nine months ended September 30, 2007. A registration issue with the ST360° Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for the period. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 78.0 percent in the nine month period ended September 30, 2007, compared to 77.6 percent in the same 2006 period. Primary contributors to the improvement in gross profit margin were reductions in unit manufacturing cost for various products, favorable changes in product and geographic sales mix and the effects of changes in foreign exchange rates combined with our hedging program. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 5.6 percent for the nine month period ended September 30, 2007, consistent with the same 2006 period. R&D increased to $158.8 million for the nine month period ended September 30, 2007, from $142.7 million in the same 2006 period, reflecting increased spending on projects focused on areas of strategic significance, including orthobiologics.

SG&A as a percentage of net sales was 38.5 percent for the nine month period ended September 30, 2007, compared to 39.4 percent in the same 2006 period. SG&A increased to $1,088.5 million for the nine month period ended September 30, 2007, from $1,010.1 million in the same 2006 period. The improvement in SG&A as a percent of net sales from the prior year is due to controlled spending and lower share based compensation expense. SG&A for the nine month period ended September 30, 2007 reflects a reduction in share-based compensation expense of approximately $6.7 million as we recalculated estimated payouts on our three year performance based incentive program taking into account the effect of the lost interest income on the $169.5 million settlement payment, estimated monitor fees and expenses and recent operating performance.

Settlement expense of $169.5 million for the nine month period ended September 30, 2007 relates to the settlement of the federal investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Acquisition, integration and other expenses for the nine month period ended September 30, 2007 was $9.5 million, which is similar to the same 2006 period. The acquisition, integration and other expenses recorded during the 2007 period reflect in-process research and development write-offs related to acquisitions, costs related to the integration of acquired U.S. distributors, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. The acquisition, integration and other expenses in the prior year period were offset by a gain on the sale of our Austin, Texas facility and land and a favorable adjustment to acquired Centerpulse reserves related to product liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the nine month period ended September 30, 2007 decreased 6 percent to $775.7 million, from $826.9 million in the same 2006 period. The decrease is due to the $169.5 million settlement expense. Without the settlement expense, operating profit has been favorable due to increased sales, improved gross profit margins and controlled operating expenses.

The effective tax rate on earnings before income taxes and minority interest increased to 34.5 percent for the nine month period ended September 30, 2007, from 28.8 percent in the same 2006 period. The increase in the effective tax rate is primarily due to the effect of the $169.5 million settlement expense for which no tax benefit has been recognized.

Net earnings decreased 14 percent to $509.4 million for the nine month period ended September 30, 2007, compared to $589.8 million in the same 2006 period. The decrease was due to the $169.5 million settlement expense and the higher effective tax rate that resulted from the settlement expense. Basic and diluted earnings per share each decreased 10 percent and 11 percent, respectively, to $2.16 and $2.14, respectively, from $2.41 and $2.39, respectively, in the same 2006 period. The effect of the settlement expense on net earnings and basic and diluted earnings per share was partially offset by increased sales, improved gross profit margins and controlled operating expenses compared to the same 2006 period.

Operating Profit by Segment

The following table sets forth operating profit as a percentage of sales by segment for the nine month periods ended September 30, 2007 and 2006:

Percent of net sales

	Nine Months Ended September 30,
	2007	2006

Americas	52.3%	52.6%
Europe	40.0	39.9
Asia Pacific	47.4	47.1

In the Americas, operating profit as a percentage of net sales decreased due to increased spending for direct to patient advertising that occurred throughout this year as well as increased sales force related expenses due to the expansion of our U.S. distributor network. These increases were partially offset by improved gross margins.

European operating profit as a percentage of net sales increased slightly from the prior year due to increased sales combined with a slight decrease in operating expenses as a percentage of sales.

Asia Pacific operating profit as a percentage of net sales increased primarily due to improved gross margins. Gross margins increased throughout many Asia Pacific markets, including Japan, despite decreases in average selling prices in Japan as a result of reductions in government controlled reimbursement prices. The improvement in gross margins in Asia Pacific is due to favorable product sales mix and lower unit manufacturing costs.

Liquidity and Capital Resources

Cash flows provided by operating activities were $662.5 million for the nine month period ended September 30, 2007, compared to $793.6 million in the same 2006 period. The principal source of cash was net earnings of $509.4 million. Net earnings were reduced by the $169.5 million settlement expense. The positive operating cash flow associated with the tax benefit from stock option exercises was $13.1 million in the nine month period ended September 30, 2007. Operating cash flows from working capital changes for the nine month period ended September 30, 2007 decreased compared to the same 2006 period primarily due to increased pension funding and tax payments made during 2007.

At September 30, 2007, we had 60 days of sales outstanding in trade accounts receivable, which is unfavorable to September 30, 2006 and June 30, 2007 by 1 day and 2 days, respectively. At September 30, 2007, we had 330 days of inventory on hand, 20 days and 46 days higher than September 30, 2006 and June 30, 2007, respectively. We have increased inventory days compared to prior year due to a number of new product launches scheduled for late 2007 and early 2008. The third quarter increase over second quarter reflects the pattern of seasonality in our reconstructive business.

Cash flows used in investing activities were $332.1 million for the nine month period ended September 30, 2007, compared to $174.7 million used in investing in the same 2006 period. The most significant contributor to the increase in cash flows used in investing activities were the costs related to the acquisitions of Endius, Diadent and the additions to our U.S. distributor network. Cash payments related to acquisitions during the nine month period ended September 30, 2007 were $108.1 million compared to $13.5 million in the same 2006 period. Additions to instruments increased during the nine month period ended September 30, 2007 due to an increase in instrument deployments related to new product launches. Additions to other property, plant and equipment increased during the nine month period ended September 30, 2007 as we continue to expand our manufacturing and research and development facilities.

Cash flows used in financing activities were $288.3 million for the nine month period ended September 30, 2007, compared to $583.0 million used in financing activities in the same 2006 period. The most significant contributor to the decrease in cash flows used in financing activities was the decreased spending under the stock repurchase program in the second and third quarters of 2007. In addition to this decrease in spending there was also an increase in proceeds from our stock compensation plan in the nine month period ended September 30, 2007, compared to the same 2006 period. The increase in proceeds from our stock compensation plan was driven by an increase in employee stock option exercises. For the nine months ended September 30, 2007, we purchased 5.6 million common shares for a total of $460.6 million under our stock repurchase programs, compared to $630.9 million in the same 2006 period.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing March 31, 2010 (the “Senior Credit Facility”). We had $103.2 million outstanding under the Senior Credit Facility at September 30, 2007, and therefore, our available borrowings were $1,246.8 million. The $103.2 million is owed by our Japan subsidiary and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains a provision whereby borrowings may be increased to $1,750 million.

We and certain of our wholly owned foreign and domestic subsidiaries are the borrowers, and our wholly owned domestic subsidiaries are the guarantors, of the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2007. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility was upgraded to A- in April 2007 by Standard & Poor’s Ratings Services. The Senior Credit Facility is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $72.2 million.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. In December 2006, our Board of Directors authorized an additional $1 billion program through December 31, 2008. As of September 30, 2007, we had purchased shares of common stock with an aggregate purchase price of $1.3 billion, including commissions, under these programs. We may use excess cash to purchase additional common stock under the program authorized in 2006.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Contractual Obligations

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations as of September 30, 2007, including the adoption of FIN 48 (in millions):

			2008	2010	2012
			and	and	and
	Total	2007	2009	2011	Thereafter

Long-term debt	$103.2	$—	$—	$103.2	$—
Operating leases	86.2	6.1	34.4	20.6	25.1
Purchase obligations	30.8	29.2	1.6	—	—
Other current tax reserves	13.4	13.4	—	—	—
Other long-term liabilities	301.0	—	102.7	48.0	150.3

Total contractual obligations	$534.6	$48.7	$138.7	$171.8	$175.4

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

There were no other changes in the nine month period ended September 30, 2007 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Forward Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	the impact of our settlement of the federal investigation into financial relationships with consulting surgeons, including our compliance with the Deferred Prosecution Agreement through March 2009 and the Corporate Integrity Agreement through 2012;

•	the outcome of the pending U.S. Department of Justice Antitrust Division investigation announced in June 2006;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with Federal, state and foreign governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances with other orthopaedic and biotechnology companies;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below and as reported in any previously filed Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

The Deferred Prosecution Agreement and Corporate Integrity Agreement we entered into in September 2007 may require us to change certain of our business practices and we may be subject to criminal prosecution and/or exclusion from federal health care programs if we fail to comply with the terms of those agreements.

On September 27, 2007, we settled a previously reported investigation conducted by the United States Attorney’s Office for the District of New Jersey (the “U.S. Attorney”) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney and a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). Copies of the DPA and CIA are filed as exhibits to this report and a copy of the DPA is available on our website at www.zimmer.com.

The DPA has a term of 18 months and provides for oversight by a federal monitor (the “Monitor”) selected by the U.S. Attorney. If we materially breach the DPA, we would be subject to prosecution for violations of the federal Anti-Kickback Statute that the U.S. Attorney alleged we committed during the years from 2002 to 2006. We may also be subject to exclusion by OIG-HHS from participation in federal health care programs, including Medicaid and Medicare. Any of these consequences would have a material adverse effect on our results of operations.

The Monitor has broad power to review, evaluate and make recommendations regarding: our policies and procedures relating to compliance with the DPA; the effectiveness of our procedures to select, engage and pay consulting orthopaedic surgeons and institutions in compliance with the DPA and applicable law; the structure and content of our agreements to engage and pay individual consultants and institutions; and the payments we make to individual consultants and institutions under those agreements. We cannot assure you that the Monitor’s activities will not have an adverse effect on our ability to enter into new consulting arrangements with individuals or institutions or fulfill our existing royalty and consulting payment and other obligations to consulting orthopaedic surgeons and institutions. If we are unable to satisfy these payment obligations, it could jeopardize our ability to obtain intellectual property or maintain existing intellectual property rights, which could have a material adverse effect on our results of operations.

The CIA requires us to continue our Corporate Compliance Program in accordance with the CIA. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute. If we breach the CIA, the OIG-HHS may exclude us from participation in federal healthcare programs, which would have a material adverse effect on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2007:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs(1)	or Programs

July 2007	—	$—	—	$892,218,836
August 2007	1,970,506	78.85	17,720,600	736,855,976
September 2007	—	—	—	736,855,976

Total	1,970,506	$78.85	17,720,600	$736,855,976

(1)	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized the repurchase of an additional $1 billion of common stock through December 31, 2008.

Item 5.	Other Information

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

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

10.1		Settlement Agreement dated September 27, 2007, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Zimmer Holdings, Inc. on behalf of its wholly owned subsidiary Zimmer, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2007)
10.2		Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2007)
10.3		Deferred Prosecution Agreement dated September 27, 2007, between Zimmer, Inc. and the United States Attorney’s Office for the District of New Jersey (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated October 2, 2007)
10	.4*	Change in Control Severance Agreement with David C. Dvorak
10	.5*	Form of Change in Control Severance Agreement with Chad F. Phipps and Derek M. Davis
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	indicates management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 9, 2007

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: November 9, 2007