Form 10-K
period 2007-12-31
ZIMMER HOLDINGS INC
filed 2008-02-29
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2007

Commission file number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)
345 East Main Street Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 267-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2). Yes ☐     No ☑

The aggregate market value of shares held by non-affiliates was $20,033,882,275 (based on the closing price of these shares on the New York Stock Exchange on June 29, 2007, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 13, 2008, 233,185,894 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations that we describe in Part I, Item 1A – Risk Factors of this report. We may update that discussion in Part II, Item 1A — Risk Factors in a Quarterly Report on Form 10-Q we file hereafter. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Table of Contents	Page

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products. We also provide other healthcare related services. In this report, “Zimmer” “we”, “us”, “our” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

There were several developments in 2007 that we expect will have a significant impact on our business for the foreseeable future.

In April 2007, we acquired Endius Incorporated, a privately held spinal products company based in Massachusetts. Endius develops and manufactures minimally invasive spine surgery products, implants and techniques to treat spine disease. The acquisition of Endius has expanded our spine product portfolio to include innovative minimally invasive instruments and implants.

In May 2007, the Board of Directors promoted two of our senior executives to the offices of chief executive officer and chief financial officer. This is the first time since we became an independent public company that new persons are holding those offices.

In September 2007, we and other major U.S. orthopaedic manufacturers announced a settlement reached with the U.S. Department of Justice regarding its ongoing investigation of financial relationships with consulting surgeons. As part of that settlement, we paid a $169.5 million civil settlement amount in the third quarter and entered into a Deferred Prosecution Agreement (“DPA”) and a Corporate Integrity Agreement (“CIA”). As part of these agreements, we agreed to oversight by a federal monitor for 18 months and an independent review organization for an additional 42 months. We believe we are in compliance in all material respects with the requirements of the DPA and CIA. As recently announced, we intend to further expand our compliance program beyond the requirements of these agreements to enhance our ability to compete in an increasingly transparent and regulated environment.

In November 2007, we acquired ORTHOsoft Inc., a leader in computer navigation for orthopaedic surgery. The ORTHOsoft acquisition bolsters our Zimmer SmartTools strategic initiative designed to bring innovative tools to the marketplace that will help create better and more reproducible outcomes for surgeons and patients.

We anticipate further applying both minimally invasive and computer navigation concepts across our range of businesses. During 2007, we expanded our Gender Solutions® platform to additional knee replacement systems and to hip replacement. We have also announced our intention to make additional investments in the higher growth areas of spine and dental products.

Finally, beginning in 2007, under the direction of our new senior executives, we undertook an extensive review of our operations and identified a number of planned improvements we subsequently announced in 2008. These include developing a new manufacturing facility in Ireland, upgrading our sales and distribution capabilities in the U.S., enhancing our information technology and quality systems and investing in our spine, dental and trauma business units.

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

We have operations in more than 25 countries and market products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. We manage our operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets.

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals, or direct channel accounts, 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers, and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Direct channel accounts represented approximately 80 percent of our net sales in 2007. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2007.

We stock inventory in our warehouse facilities and retain title to consigned inventory in sufficient quantities so that products are available when needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

quantities required to maintain service levels. We also carry trade accounts receivable balances based on credit terms that are generally consistent with local market practices.

We utilize a network of sales associates, sales managers and support personnel, most of whom are employed or contracted by independent distributors and sales agencies. We invest a significant amount of time and expense in training sales associates in how to use specific products and how to best inform surgeons of product features and uses. Sales force representatives must have strong technical selling skills and medical education to provide technical support for surgeons.

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to musculoskeletal surgeons and the medical procedures they perform.

Americas.  The Americas is our largest geographic segment, accounting for $2,277.0 million, or 58 percent, of 2007 net sales, with the United States accounting for 94 percent of net sales in this region. The United States sales force consists primarily of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

In this region, we contract with group purchasing organizations and managed care accounts and have promoted unit growth by offering volume discounts to customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts increase. Generally, we are designated as one of several preferred purchasing sources for specified products, although members are not obligated to purchase our products. Contracts with group purchasing organizations generally have a term of three years with extensions as warranted.

A majority of hospitals in the United States belong to at least one group purchasing organization. In 2007, individual hospital orders purchased through contractual arrangements with our three largest group purchasing organizations accounted for approximately 48 percent of our net sales in the United States. Contractual sales were highest through Novation, LLC, Premier Purchasing Partners, L.P., and Health Trust Purchasing Group, representing 27 percent, 15 percent and 6 percent, respectively, of net sales in the United States. No individual end-user, however, accounted for over 1 percent of our net sales, and the top ten end-users accounted for approximately 4 percent of our aggregate net sales in the United States.

In the Americas, we monitor and rank independent sales agents across a range of performance metrics. We evaluate independent sales agents based on achieving certain sales targets and on maintaining efficient levels of working capital. We set expectations for efficient management of inventory and provide independent sales agents an incentive to aid in the collection of receivables.

Europe.  The European geographic segment accounted for $1,081.0 million, or 28 percent, of 2007 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for over 75 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this region is comprised of independent distributors, commissioned agents, direct sales associates and sales support personnel. In Europe, we emphasize the advantages of our clinically proven, established designs and innovative solutions, such as minimally invasive surgical procedures and technologies and new and enhanced materials and surfaces.

Asia Pacific.  The Asia Pacific geographic segment accounted for $539.5 million, or 14 percent, of 2007 net sales, with Japan being the largest market within this segment, accounting for approximately 54 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with musculoskeletal surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of our sales associates play a critical role in providing service, product information and support to surgeons.

SEASONALITY

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and holiday seasons.

DISTRIBUTION

We operate distribution facilities domestically in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; and internationally, in Australia, Belgium, Canada, France, Germany, Italy, Japan, Korea, the Netherlands, Singapore, Spain, Switzerland and the United Kingdom. We generally ship our orders via expedited courier. Our operations support local language labeling for shipments to the European Union member countries. Our backlog of firm orders is not considered material to an understanding of our business.

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

trauma. Trauma products are used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation.

Orthopaedic Reconstructive Implants

Minimally Invasive Solutions Procedures and Technologies and The Zimmer Institute

In 2007, we continued to expand our efforts to apply minimally invasive surgical techniques to orthopaedic surgery, which we refer to as Minimally Invasive Solutionstm (MIS) Procedures and Technologies. The principal goals of these MIS Technology efforts are to reduce the hardships of having a total joint replacement, such as the time a patient must spend in recovery, pain reduction and lost time from work. We have used The Zimmer Institute to facilitate the training of over 7,900 surgeons on several MIS Procedures. In 2007, we trained nearly 1,700 surgeons through The Zimmer Institute. We intend to continue to conduct validated objective-based medical education that is designed to ensure surgical skill development in the safe and effective use of Zimmer products and procedures.

We continue to work with surgeons to evaluate and refine our MIS procedures. As refinements occur, they are incorporated into our course curriculum. We are focused on commercializing existing MIS Technique approaches and investigating new ways to apply MIS Technology principles to additional procedures and products.

Knee Implants

Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articular surface (placed on the tibial tray). Knee replacement surgeries include first-time, or primary, joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. Knee implants are designed to accommodate different levels of ligament stabilization of the joint. While some knee implant designs, called cruciate retaining (CR) designs, require the retention of the posterior cruciate ligament, other designs, called posterior stabilized (PS) and ultracongruent (UC) designs, provide joint stability without the posterior cruciate ligament. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side, or compartment, of the knee with a unicompartmental knee prosthesis.

Our portfolio of MIS Techniques includes the MIS Mini-Incision Total Knee Procedure. The MIS Mini-Incision Total Knee Instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues.

We offer a wide range of products for specialized knee procedures, including the following:

NexGen® Complete Knee Solution.  The NexGen Knee product line is a comprehensive system for knee replacement surgery which has had significant application in PS, CR and revision procedures. The NexGen Knee System offers joint stability and sizing that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen Knee System provides surgeons with complete and versatile knee instrument options, including MIS Mini-Incision Instruments, milling and multiple traditional saw blade cutting instrument systems. The breadth and versatility of the NexGen Knee System allows surgeons to change from one type of implant to another during surgery, according to the needs of the patient, and to support current surgical philosophies.

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

The NexGen Revision Knee product line consists of several different products that are designed to provide clinical solutions to surgeons for various revision situations, including a bone augmentation implant system made from our Trabecular Metaltm Technology material. These augments are designed to address significant bone loss in revision surgery.

NexGen Knee Gender Solutions® femorals represent the first knee implants specifically shaped to offer fit and function optimized for anatomic features that are more commonly seen in female patients. Gender implants are an important strategic focus, as more than half of total knee arthroplasty patients are female. Gender Solutions femorals are available in both NexGen CR-Flex and LPS-Flex configurations.

We offer improved polyethylene performance in the NexGen Knee System with our conventional polyethylene and Prolong® Highly Crosslinked Polyethylene, which offers reduced wear, resistance to oxidation, pitting and cracking. Prolong Highly Crosslinked Polyethylene is available in both NexGen CR-Flex and LPS-Flex designs.

The Natural-Knee® II System.  The Natural-Knee II System consists of a range of interchangeable, anatomically

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

designed implants which include a proprietary Cancellous-Structured Titaniumtm (CSTitm) Porous Coating option for stable fixation in active patients and Durasul® Highly Crosslinked Polyethylene.

Gender Solutions® Natural-Knee® Flex System.  The Gender Solutions Natural-Knee Flex System was released on a limited basis in late 2007. This system adds Zimmer’s unique High Flex and Gender Solutions design concepts to the Natural-Knee® System. The Gender Solutions Natural-Knee Flex System recognizes that two distinct populations exist in total knee arthroplasty (female and male) and offers two distinct implant shapes for enhanced fit. The system is compatible with muscle sparing Zimmer Minimally Invasive Solutions procedures and offers high flexion capacity up to 155 degrees. The system features the proven clinical success of Zimmer’s asymmetric tibial plate, CSTitm porous coating and the ultracongruent articular surface.

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

The Zimmer® Unicompartmental Knee System.  The Zimmer Unicompartmental Knee System offers a high flexion design to unicompartmental knee surgery. The high flexion product was designed specifically for MIS Procedures and Technologies. The system offers the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes.

Hip Implants

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first time, or primary, joint replacement as well as revision procedures. Approximately 30 percent of hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone. The remaining are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies.

Our portfolio of MIS Techniques includes the Zimmer MIS 2-Incisiontm Hip Replacement Procedure, the MIS Posterior Procedure, and the Zimmer MIS Anterolateral Techniques. The incision for a traditional open hip primary replacement may be approximately 12 inches long. Other less invasive approaches, such as a “mini” incision for hips, have been in existence for some time. Our key hip replacement products include:

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

Trabecular Metal Primary Hip Prosthesis.  The Trabecular Metal Primary Hip Prosthesis product was our first utilization of Trabecular Metal technology on a hip prosthesis. The prosthesis utilizes an innovative proximal design to aggressively lock the prosthesis in the bone and provide for an optimized environment for biological ingrowth to occur into the highly porous Trabecular Metal material.

Zimmer® M/L Taper Hip Prosthesis with Kinectivtm Technology.  The Zimmer M/L Taper Hip Prosthesis offers a wedge design and proximally porous coated design that was based on long term clinically proven concepts. The M/L Taper has become widely used in MIS Procedures due to its overall design and ease of use. Specific instruments have been developed to facilitate the insertion of the Zimmer M/L Taper Hip Prosthesis through the MIS Anterolateral Technique. The addition of Kinectiv Technology provides the surgeon with a wide range of options to address variations in the patient’s anatomy. The M/L Taper hip product family is our fastest growing hip stem family.

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Acetabular System in 2004. This particular product incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal Material. In addition to the Trabecular Metal Acetabular System, we also offer a Trabecular Metal Revision Acetabular Shell for advanced fixation in acetabulae with insufficient bone.

Alternative Bearing Technology.  We have a broad portfolio of alternative bearing technologies which include Longevity and Durasul Highly Crosslinked Polyethylenes, Metasul® Metal-on-Metal Tribological Solution, Cerasul® Ceramic-on-Ceramic Tribological Solutions and the Trilogy AB® Acetabular System. Alternative bearings are designed to minimize wear over time, potentially increasing the longevity of the implant.

Durom® Hip Resurfacing System.  This product is particularly suited to patients who are at risk of requiring multiple hip replacements over their lifetimes since it preserves more of the patient’s healthy bone stock. A primary objective of this system is to allow the patient to return to an active lifestyle. The Durom System uses the highly wear resistant Metasul Metal-on-Metal Technology as the bearing surface for the implant design. Since 1988, Metasul Technology has been used successfully for total hip replacement. Today’s metal-on-metal technology is the result of nearly two decades of development, research and clinical evaluation, which formed the foundation for the Durom Hip Resurfacing System. The option of the large diameter heads offers the advantage of a low-wear solution while providing greater joint stability and high range of motion in combination with the wide range of cemented and uncemented femoral implants. The components of the Durom Hip Resurfacing System are commercially distributed outside the U.S. for use in Total Hip Arthroplasty (THA), Hemi Arthroplasty (HA), and/or Total Surface Replacement Arthroplasty (SRA). In the U.S., Durom components are commercially available for use in THA (Durom Acetabular component + Metasul LDH® Large Diameter Heads) or HA, but are not approved for use together in total SRA.

PALACOS®1 Bone Cement.  We have exclusive United States distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH, a world leader in the development and production of orthopaedic bone cement products and other healthcare technologies. We also have non-exclusive distribution rights in specific geographies outside of the United States. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamiacin pre-mixed in the formulation, which is used by the orthopaedic surgeon to reduce the risk of postoperative infection. The product’s handling characteristics make it well-suited for minimally invasive procedures.

Extremity Implants

Our extremity portfolio, primarily shoulder and elbow products, are designed to treat arthritic conditions, soft tissue injuries and fractures, as well as to enhance the outcome of primary or revision surgery.

Our key products include:

Bigliani/Flatow® Complete Shoulder Solution Family.  The Bigliani/Flatow product line combined with the Trabecular Metal Humeral Stem gives us a significant presence in the global shoulder implant market.

Trabecular Metal Reverse Shoulder System.  The Trabecular Metal Reverse Shoulder System incorporates advanced materials and design to offer improved orthobiological ingrowth potential through the utilization of Trabecular Metal technology, while addressing significant loss of rotator cuff function. The reverse shoulder system is designed to restore function to patients, who because of debilitating rotator cuff tears, are not candidates for traditional shoulder surgery and have exhausted other means of repair.

Anatomical Shouldertm System.  The Anatomical Shoulder System can be adjusted to each patient’s individual anatomy. This portfolio of products was further expanded to include the Anatomical Shoulder Inverse/Reverse System, designed to address significant loss of rotator cuff function, and the fracture stem. Both the primary and fracture shoulder implants can be converted to a reverse shoulder without removal of the initial implant.

Coonrad/Morrey Total Elbow.  The Coonrad/Morrey Total Elbow product line is a family of elbow replacement implant products to address patients with conditions of severe arthritis or trauma. It remains the largest elbow franchise in the world.

Dental Products

Zimmer Dental Inc., our dental products division headquartered in Carlsbad, California, manufactures and distributes (1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products – aimed at providing a more natural restoration to mimic the original teeth; and (3) dental regenerative products – for soft tissue and bone rehabilitation.

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

1 Registered Trademark of Heraeus Kulzer GmbH

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

Dental Regenerative Products

We market the following product lines for use in regenerative techniques in oral surgery:

Puros® Allograft Products.  The Puros Material is an allograft grafting material which utilizes the Tutoplast®2 Tissue Processing Technique that provides exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental offers five distinct Puros Allograft products to use together or separately for various bone and soft tissue grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate, Puros Block Allografts, Puros Pericardium Membranes, and Puros Dermis Membranes. We market the Puros Allograft Products through an agreement with Tutogen Medical, Inc.

During 2007, within our Dental division, we released the 4.1mm size of the Tapered Screw-Vent Implant as well as straight ceramic abutments for esthetic zone restorations. We extended the Zimmer One-Piece implant system, a single-stage line which can make immediate restoration easier and more convenient for the surgical and restorative team by adding a 4.7mm version. In 2007, we expanded our regenerative product portfolio with the addition of a thinner Dermis Membrane, and we further expanded distribution of the Puros product lines into Europe and Asia.

Spine Implants

Zimmer Spine, Inc., our spine products division located in Minneapolis, Minnesota, designs, manufactures and distributes medical devices and surgical instruments that provide comprehensive spine care solutions for patients with back pain, neck pain, degenerative disc conditions and injuries due to trauma. Zimmer Spine offers orthopaedic surgeons and neurosurgeons a full range of devices for posterior and anterior applications of the cervical, thoracic and lumbar spine.

Our spine product offerings include:

Dynesys® Dynamic Stabilization System.  The Dynesys System is used in the treatment of lower back and leg pain in skeletally mature patients. Developed to bring the lumbar vertebrae into a more natural anatomical position while stabilizing the affected segments, the Dynesys System uses flexible materials threaded through pedicle screws rather than rigid rods. The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion.

TiTLE® 2 Polyaxial Spinal System.  The TiTLE System is designed for both minimally invasive and open procedures in the thoracic and lumbar spine. Its anti-cross threading cap screw and built-in friction head aid in the placement through small surgical openings. The NorthStartm Cannulated Screw Delivery System allows for percutaneous placement of the screws.

Atavi® Atraumatic Spine Surgery System.  The Atavi family of minimally invasive access products includes the NexPosure® System for cervical applications and the FlexPosure® Products for lumbar applications.

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

2 Registered Trademark of Tutogen Medical, Inc.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Puros® Allograft Products.  We continue to sell traditional and specialty Puros Allograft Bone Products through our exclusive U.S. and Canadian distribution agreements with Tutogen Medical, Inc.

CopiOs® Bone Void Filler3.  CopiOs Bone Void Filler is a collagen-based synthetic bone graft material formed into pads of various sizes for surgical implantation. It is intended for filling bone voids resulting from trauma or created by a surgeon.

Trauma

Trauma products include devices used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing processes. Fractures are most often stabilized using internal fixation devices such as plates, screws, nails, wires and pins, but may also be stabilized using external fixation devices which are applied externally to the limb. We are focused on addressing unmet clinical needs, aligning our trauma products with MIS Procedures and on integrating orthobiologics and other next-generation technologies into our portfolio of trauma solutions.

In 2007, the new standalone Zimmer Trauma division was moved to a new office and manufacturing facility in Warsaw, Indiana. Zimmer Trauma offers a comprehensive line of trauma products, including:

M/DN® Intramedullary Fixation, Sirus® Intramedullary Nail System, and I.T.S.T.tm Intertrochanteric/Subtrochanteric Fixation System.  The M/DN, Sirus and I.T.S.T. Intramedullary Nailing Systems are utilized for the internal fixation of long bone fractures. The systems include specialized instrumentation that allow the nails to be put in using a minimally invasive approach. The I.T.S.T. nail system helps surgeons treat patients with fractures of the hip and proximal femur. Instrumentation for the I.T.S.T. system enables the use of the nail through an MIS approach. Sirus nails are highly anatomic, designed to match patients of every size. The nails and associated implants are made from a titanium alloy, a material which is preferred by many surgeons. The Sirus nails, originally sold only in Europe and parts of Asia Pacific, have recently been introduced into the United States, Japan and other key markets.

NCB® Plating System.  The titanium NCB Locking Plates deliver the ability for surgeons to target screws with polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures of the distal femur, proximal humerus and proximal tibia.

Zimmer® Periarticular Locking Plates.  The Zimmer Periarticular Locking Plate System combines advanced design techniques with locking screw technology to create constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices. The latest addition to this line is the Distal Lateral Fibular Locking plate.

Zimmer® Universal Locking System.  The Zimmer Universal Locking System is a comprehensive system of mini and small fragment stainless steel plates, screws and instruments for fracture fixation. The Universal Locking System plates resemble standard plates, but have figure-8 shaped holes that will accommodate standard or locking screws on either side of the hole. As a result, the plate can be used, depending upon the fracture situation, as a compression plate, a locked internal fixator or as an internal fixation system combining both techniques.

Orthopaedic Surgical Products

We develop, manufacture and market surgical products that support our reconstructive, trauma, spinal and dental product systems in the operating room environment with a focus on blood management, surgical wound site management, pain management and patient management products. Our orthopaedic surgical products include:

A.T.S.® Automatic Tourniquet Systems.  The A.T.S.  Tourniquet Systems Product Line is a family of tourniquet machines and cuffs designed to safely create a bloodless surgical field. The machines include the A.T.S. 3000 Tourniquet, which utilizes patented technology to determine a patient’s proper “Limb Occlusion Pressure” based on the patient’s specific physiology. The range of cuffs which complement the machines provide the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.

Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems.  These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are completely disposable to reduce the risk of cross contamination. While Pulsavac Plus and Pulsavac Plus LP Wound Debridement Systems are both battery powered; the Pulsavac Plus AC Wound Debridement System is a disposable system that is powered by a reusable AC power source to address battery disposal concerns.

HUMAN MOTION INSTITUTE

Our healthcare consulting services subsidiary, commonly known as the Human Motion Institute (HMI), is based in Canonsburg, Pennsylvania. HMI consultants work to design a customized program for each client that promotes the active participation and collaboration of the physicians and the hospital-based departments with the goal of consistently producing a superior outcome in the form of a growing, efficient, and effective care delivery network. Currently, revenue related to HMI represents less than 1 percent of our total net sales.

[3]	Manufactured by Kensey Nash Corporation

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ORTHOBIOLOGICS

Our research and development efforts include an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects centralizing our efforts on the development of technologies for orthopaedic applications, including the repair and replacement of damaged tendon, ligament, meniscus, cartilage, bone and spinal nucleus tissues. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials which offer the possibility of treating damaged joints by biological repair rather than replacing them with inert materials. A sampling of some of our key projects in the Orthobiologics area is set forth below.

We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral and osteochondral grafts for cartilage repair. ISTO is developing cell-based therapies for cartilage regeneration using cells from juvenile donor cartilage, with initial applications focused upon knee joints. Neocartilage is a living tissue-engineered cartilage graft under investigation for the restoration of cartilage defects, reestablishment of joint function and relief of pain in the knee. The Phase I clinical trial (IND) for Neocartilage has completed patient enrollment with some patients having reached the 12-month follow-up milestone. We plan to distribute this product as DeNovo® ET Engineered Tissue Graft. In addition, we launched the first Zimmer cartilage repair product (DeNovo® NT Natural Tissue Graft) in 2007. This product provides juvenile cartilage tissue pieces for repair of cartilage defects in a variety of anatomical sites including knee, hip, shoulder and ankle.

Many orthopaedic surgical procedures use bone grafts to help regenerate lost or damaged bone. As noted above, our Spine and Trauma divisions introduced a technologically-advanced synthetic bone graft material, CopiOs Bone Void Filler, in a paste formulation. This synthetic material has similarities to human cancellous bone and is used to fill bone voids or defects. It can be soaked in an individual’s own bone marrow to localize biologic components necessary for bone growth to aid in healing. It is then placed into the bone void where it is completely replaced by natural bone during the healing process.

RESEARCH AND DEVELOPMENT

We have extensive research and development activities to develop new surgical techniques, materials, orthobiologics and product designs. The research and development functions work closely with our strategic brand marketing function. The rapid commercialization of innovative new materials, orthobiologics products, implant and instrument designs, and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.

Among our product launches in 2007, we released the following, by business segment:

•	Hips – Zimmer M/L Taper with Kinectiv Technology, Trabecular Metal Acetabular Revision System, 32mm Trabecular Metal Natural Cup, Zimmer MIS Anterior Supine Hip Procedure, Trilogy Longevity Constrained Liners
•	Knees – Zimmer Gender Solutions Patellofemoral Joint Prosthesis, Zimmer MIS LPS-Mobile Tibial Components*, Trabecular Metal Tibial Tray, Prolong LPS-Mobile Articular Surfaces*, NexGen Posterior Referencing Instruments, Zimmer Segmental Distal Femurs, Fluted Stems, Trabecular Metal Collars
•	Extremities – Anatomical Shoulder Fracture Stems, Bigliani/Flatow Glenoid Reamers
•	Trauma – Zimmer Periarticular Locking Plates, Zimmer Universal Locking System
•	Dental – Puros Dermis, 4.1mm Tapered Screw Vent Implant, 4.7mm Zimmer One-Piece Implant, Straight Ceramic Abutments
•	Spine – Dynesys DTO, ARAStm Retractor Instrumentation, Puros-C Cervical Composite Allograft, Trabecular Metal VBR-S, VBR-L, and Vista-S
•	OSP – Universal Mixer, Glove Liners
•	Biologics – DeNovo NT Natural Tissue Graft, CopiOs Paste

*Not available for commercial distribution in the United States.

Other new product, surgical technique and instrument introductions in the orthopaedic reconstructive implants, spine implants, trauma, orthopaedic surgical products and orthobiologics product categories are more fully described above under the captions “PRODUCTS” and “ORTHOBIOLOGICS”. These and other new products introduced in the last three years accounted for approximately 25 percent of 2007 total sales.

We are broadening our product offerings in each of the product categories and exploring new technologies with possible applications in multiple areas. For the years ended December 31, 2007, 2006 and 2005, we spent $209.6 million, $188.3 million, and $175.5 million, respectively, on research and development. The increased research and development expenditures have accelerated the output of new orthopaedic and dental reconstructive implants, spine and trauma products, including advanced new materials, product designs and surgical techniques. Our primary research and development facility is located in Warsaw, Indiana. In 2007, we completed our research and development facility expansion project in Warsaw. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2007, we employed more than 700 research and development employees worldwide.

We will continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances.

GOVERNMENT REGULATION OF OUR OPERATIONS

We are subject to government regulation in the countries in which we conduct business. In the United States, numerous laws and regulations govern all the processes by which medical devices are brought to market. These include, among

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The U.S. Food and Drug Administration (FDA) has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

Most of our new products fall into FDA classifications that require the submission of a Premarket Notification (510(k)) to the FDA. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the United States. Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and Premarket Approval (PMA) requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). All of our devices marketed in the United States have been cleared or approved by the FDA, with the exception of certain pre-amendment devices which were in commercial distribution prior to May 28, 1976. The FDA has grandfathered these devices, so new FDA submissions are not required. Some low risk medical devices (including most instruments) also do not require FDA review and approval or clearance prior to commercial distribution. The FDA has the authority to: halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement of or refund the costs of such devices. There are also certain requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.

In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements. Many of the regulations applicable to our devices and products in these countries are similar to those of the FDA. The member countries of the European Union have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries. Compliance with the Medical Device Directive and certification to a quality system enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality systems and the product’s conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements.

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. In 2007, we and other major U.S. orthopaedic manufacturers settled alleged violations of the federal Anti-Kickback Statute with the U.S. Department of Justice. As part of this settlement, we entered into a Deferred Prosecution Agreement and a Corporate Integrity Agreement and paid a civil settlement amount. See “Item 1A — Risk Factors — RISKS RELATED TO OUR BUSINESS” for more information about our obligations under these agreements. We are continuing to enhance our Corporate Compliance Program and are applying these enhancements to all of our businesses on a global basis. We are monitoring our practices on an ongoing basis to better ensure that we have proper controls in place to comply with the laws referenced above. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

Our facilities and operations are also subject to complex federal, state, local, and foreign environmental and occupational safety laws and regulations, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the cleanup of properties by pollutants. We do not expect that the ongoing costs of compliance with these environmental requirements will have a material impact on our consolidated earnings, capital expenditures or competitive position.

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

complex regulatory environments and the accompanying inability to compete on price, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Mathys AG and Waldemar LINK GmbH & Co. KG, which compete with us in addition to the global competitors. Today most hip implants sold in Europe are products developed specifically for Europe, although global products are gaining acceptance. Therefore, we will continue to develop and produce specially tailored products to meet specific European needs.

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

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies. Where possible, we will continue to seek patent, trademark and other intellectual property protection concerning the surgical techniques, materials, technologies and products we design and develop.

MANUFACTURING AND RAW MATERIALS

We manufacture substantially all of our products at eight locations including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; and Etupes, France. In February 2008, we announced plans to open a new manufacturing facility in Shannon, Ireland.

We believe that our manufacturing facilities set industry standards in terms of automation and productivity and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement. In addition, at certain of our manufacturing facilities, many of the employees are cross-trained.

We generally target operating our manufacturing facilities at levels up to 90 percent of total capacity. We continually evaluate the potential to in-source products currently purchased from outside vendors to on-site production.

Improving manufacturing process capability and productivity have been major contributors to improvement in profitability and offset the impact of inflationary costs. Major areas of improvement have included utilization of computer-assisted robots and multi-axis grinders to precision polish medical devices, automation of certain manufacturing and inspection processes including on-machine inspection and process controls, state-of-the-art equipment purchases and upgrades, in-sourcing of core products, such as castings and forgings, high-speed machining, and negotiated reductions in third party supplier costs.

We use a diverse and broad range of raw materials in the manufacturing of our products. We purchase all of our raw materials and select components used in manufacturing our products from external suppliers. In addition, we purchase some supplies from single sources for reasons of quality assurance, sole source availability, cost effectiveness or constraints resulting from regulatory requirements. We work closely with our suppliers to assure continuity of supply while maintaining high quality and reliability. To date, we have not experienced any significant difficulty in locating and obtaining the materials necessary to fulfill our production schedules.

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

EMPLOYEES

We employ more than 7,600 employees worldwide, including more than 700 employees dedicated to research and development. Nearly 4,700 employees are located within the United States and approximately 2,900 employees are located outside of the United States, primarily throughout Europe and in Japan. We have over 3,300 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,500 employees. Fewer than 200 North American employees are members of a trade union covered by a collective bargaining agreement.

In May 2007, we renewed a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union for and on behalf of Local 2737-15 covering employees at the Dover, Ohio, facility which continues in effect until May 15, 2012.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of January 31, 2008.

Name	Age	Position

David C. Dvorak	44	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	43	Senior Vice President, Research and Development and Chief Scientific Officer
Sheryl L. Conley	47	Group President, Americas and Global Marketing and Chief Marketing Officer
James T. Crines	48	Executive Vice President, Finance and Chief Financial Officer
Derek M. Davis	38	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jon E. Kramer	61	President, U.S. Sales
Bruno A. Melzi	60	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	54	President, Asia Pacific
Chad F. Phipps	36	Senior Vice President, General Counsel and Secretary

Mr. Dvorak was appointed President, Chief Executive Officer and a member of the Board of Directors of Zimmer Holdings on May 1, 2007. From December 2005 to April 2007, Mr. Dvorak served as Group President, Global Businesses and Chief Legal Officer. From October 2003 to December 2005, Mr. Dvorak served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer. Mr. Dvorak was appointed Corporate Secretary in February 2003. He joined Zimmer Holdings in December 2001 as Senior Vice President, Corporate Affairs and General Counsel.

Dr. Blanchard was appointed Senior Vice President, Research and Development and Chief Scientific Officer of Zimmer Holdings in December 2005. She is responsible for global research, global development, global quality, orthobiologics, external research and emerging technologies. From October 2003 to December 2005, Dr. Blanchard served as Vice President, Corporate Research and Clinical Affairs and from August 2002 to October 2003, she served as Vice President, Research and Biologics.

Ms. Conley was appointed Group President, Americas and Global Marketing and Chief Marketing Officer of Zimmer Holdings in December 2005. She is responsible for all global marketing and all Western Hemisphere operations, including our business in the United States, Canada and Latin America. From October 2003 to December 2005, Ms. Conley served as President, Global Products Group and from September 2002 to October 2003, she served as President, Zimmer Reconstructive.

Mr. Crines was appointed Executive Vice President, Finance and Chief Financial Officer of Zimmer Holdings on May 1, 2007. From December 2005 to April 2007, Mr. Crines served as Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer. From October 2003 to December 2005, Mr. Crines served as Senior Vice President, Finance/Controller and Information Technology and from July 2001 to October 2003, he served as Vice President, Finance/Controller.

Mr. Davis was appointed Vice President, Finance and Corporate Controller and Chief Accounting Officer of Zimmer Holdings in May 2007. He has responsibility for internal and external reporting, planning and analysis, and corporate and business unit accounting. From March 2006 to May 2007, Mr. Davis served as Director, Financial Planning and Accounting. From December 2003 to March 2006, Mr. Davis served as Director, Finance, Operations and Logistics and from April 2003 to December 2003, he served as Associate Director, Finance. Prior to joining us, Mr. Davis served as Vice President Finance/Corporate Controller for International Wire in Fort Wayne, Indiana.

Mr. Kramer was appointed President, U.S. Sales of Zimmer Holdings in December 2005. He is responsible for our sales activities throughout the United States. From August 2004 to December 2005, Mr. Kramer served as President, Americas. From October 2003 to August 2004, Mr. Kramer served as Vice President, U.S. Sales and from 2001 to October 2003, he was our Area Vice President for the Southeast region of the United States.

Mr. Melzi was appointed Chairman, Europe, Middle East and Africa of Zimmer Holdings in October 2003. He is responsible for the sales, marketing and distribution of products in the European, Middle Eastern and African regions. From March 2000 to October 2003, Mr. Melzi served as President, Europe/MEA.

Mr. Ooi was appointed President, Asia Pacific of Zimmer Holdings in December 2005. He is responsible for the sales, marketing and distribution of products in the Asia Pacific region, including responsibility for Japan. From September 2003 to December 2005, Mr. Ooi served as President, Australasia, where he was responsible for operations in Asia Pacific, excluding Japan. From September 2002 to September 2003, Mr. Ooi served as President, Asia Pacific region.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary of Zimmer Holdings in May 2007. He has global responsibility for our legal affairs and he serves as Secretary to the Board of Directors. From December 2005 to May 2007, Mr. Phipps served as Associate General Counsel and Corporate Secretary and from September 2003 to December 2005, he served as Associate Counsel and Assistant Secretary. Prior to joining us, Mr. Phipps served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

The following corporate governance and related documents, among others, are available through our website or may be obtained in print form, without charge, by request to our Investor Relations Department: Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter and Science and Technology Committee Charter.

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

RISKS RELATED TO OUR BUSINESS

If we fail to comply with the terms of the Deferred Prosecution Agreement and Corporate Integrity Agreement we entered into in September 2007, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

As previously reported, on September 27, 2007, we settled an investigation conducted by the United States Attorney’s Office for the District of New Jersey (the “U.S. Attorney”) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney and a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). Copies of the DPA and CIA are filed as exhibits to this report and a copy of the DPA is available on our website at www.zimmer.com.

The DPA has a term of 18 months and provides for oversight by a federally appointed monitor. If we breach the DPA, we could be subject to prosecution for violations of the federal Anti-Kickback Statute that the U.S. Attorney alleges we committed between 2002 and 2006, as well as any new or continuing violations. We could also be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare. Any of these consequences would have a material adverse effect on our results of operations.

The CIA requires us to continue our Corporate Compliance Program and to adhere to certain other provisions, including reporting requirements. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the CIA to ensure that arrangements we enter into do not violate the federal Anti-Kickback Statute. If we breach the CIA, the OIG-HHS may take further action against us, up to and including excluding us from participation in federal healthcare programs, which would have a material adverse effect on our financial condition, results of operations and cash flows.

Our recent settlement with the Department of Justice and OIG-HHS could lead to further governmental investigations or actions by other third parties.

As a result of the publicity surrounding our recent settlement with the Department of Justice and OIG-HHS, including the allegations of wrongdoing made by the U.S. Attorney, other governmental agencies, including state authorities, could conduct investigations or institute proceedings that are not precluded by terms of that settlement. As previously disclosed, the U.S. Securities and Exchange Commission has commenced an informal investigation into sales by us and other companies of medical devices in foreign countries. We are also cooperating with an investigative demand made by one state attorney general. While we believe that the pending state investigation is not likely to have a material adverse effect on our business or financial condition, similar investigations by other states or governmental agencies are possible. In addition, in January 2008, we received a written request from the United States Senate Special Committee on Aging (“Committee”), seeking, among other things, additional information regarding the financial relationships we publicly disclosed pursuant to the DPA. We responded to this request in writing and through testimony before the Committee in February 2008. Also, as previously reported, two shareholder derivative actions were filed purportedly on our behalf against current and two former directors relating to oversight of the conduct that lead to the settlement with the U.S. Attorney. In addition, the settlement with the U.S. Attorney could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the U.S. Attorney. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

If we are not able to fulfill or otherwise resolve our existing royalty and other payment obligations to consulting surgeons and institutions, our ability to maintain our existing intellectual property rights and obtain future rights may be impaired.

We are reviewing agreements we have entered into with consulting surgeons and institutions and assessing whether we can fulfill our obligations under these agreements in view of the DPA. If we do not perform those obligations or reach some other resolution acceptable to the affected consulting surgeons and institutions, our ability to use the intellectual property covered by those agreements may be adversely affected. In addition, our ability to enter into new agreements with consulting surgeons or institutions for the future development of intellectual property rights may be adversely affected.

Our ongoing efforts to enhance our Corporate Compliance Program globally will require cooperation by many employees and others and may divert substantial financial and human resources from our other business activities.

We are committed to devoting sufficient resources to meet our obligations under the DPA and CIA. We have also announced our intention to further enhance our Corporate Compliance Program and to expand those enhancements into all of our businesses on a global basis. Successful implementation of this enhanced program will require the full cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters, preventing them from devoting as much time as they otherwise would to other business matters.

In addition, if our competitors do not make similar enhancements to their compliance programs, this may place us at a competitive disadvantage and adversely affect our results of operations.

If we fail to retain the independent agents and distributors upon whom we rely heavily to market our products, customers may not buy our products and our revenue and profitability may decline.

Our marketing success in the United States and abroad depends significantly upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. A loss of a significant number of these agents could have a material adverse effect on our business and results of operations. If some of the business practices of our independent sales agents and distributors are challenged as unlawful, they may have to change these practices, which could have a material adverse effect on our business and results of operations.

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

Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products in a timely manner;
•	manufacture and deliver instruments and products in sufficient volumes on time;
•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes for new products;
•	satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures;
•	innovate and develop new materials, product designs and surgical techniques; and
•	provide adequate medical education relating to new products.

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

Because we sell our products in more than 100 countries, our business is subject to risks associated with doing business internationally. In 2007, we derived approximately $1,757.2 million, or 45% of our total revenue, from sales of our products outside of the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the United States;
•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States;
•	complex data privacy requirements and labor relations laws;
•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.

Violations stemming from any of the above identified risks could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs and may cause our profitability to decline.

A substantial portion of our foreign revenues are generated in Europe and Japan. The United States dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on our results of operations. We address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments. The derivative financial instruments we enter into are in the form of foreign exchange forward contracts with major financial institutions. The forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, and then recognized in earnings when the hedged item affects net earnings.

We may fail to adequately protect our proprietary technology and other intellectual property, which would allow competitors or others to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Also, our currently pending or future patent applications may not result in issued patents. In the United States, patent applications are confidential for 18 months following their filing, and, because third parties may have filed patent applications for technology covered by our pending patent applications without our being aware of those applications, our patent applications may not have priority over patent applications of others. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products, or provide us with any competitive advantage. If a third party initiates litigation regarding our patents, our collaborators’ patents, or those patents for which we have license rights, and is successful, a court could declare our patents invalid or unenforceable or limit the scope of coverage of those patents.

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

We also rely upon trade secrets, proprietary know-how, and continuing technological innovation to remain competitive. We attempt to protect this information with security measures, including the use of confidentiality agreements with our employees, consultants, and collaborators. These individuals may breach these agreements and any remedies available to us may be insufficient to compensate our damages. Furthermore, our trade secrets, know-how and other technology may otherwise become known or be independently discovered by our competitors.

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

We intend to continue to look for additional strategic acquisitions of other businesses that are complementary to our businesses. Acquisition involves risk, including the following:

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

We have entered into strategic alliances with other orthopaedic and biotechnology companies. These include our collaboration with ISTO Technologies, Inc. relating to regenerative cartilage technology and our distribution agreement with Heraeus relating to orthopaedic bone cement products. The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners or the resources, efforts and skills of these partners. Disputes and difficulties in such relationships are common, often due to conflicting priorities. Merger and acquisition activity may exacerbate these issues. The benefits of these alliances are reduced or eliminated when strategic partners:

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

We use a number of suppliers for raw materials that we need to manufacture our products and to outsource some key manufacturing activities. These suppliers must provide the materials and perform the activities to our standards for us to meet our quality and regulatory requirements. Some key raw materials and outsourced activities can only be obtained from a single source or a limited number of sources. A prolonged disruption or other inability to obtain these materials or outsource key manufacturing activities could materially and adversely affect our ability to satisfy demand for our products, which could have a material adverse effect on our business and results of operations.

Our future profitability may be affected by changes to our product category and region sales mix.

Reconstructive implants produce the highest operating profit margins among our product categories. These products accounted for approximately 84% of 2007 net sales. Sales in our Americas region accounted for approximately 58% of 2007 net sales. Sales in the Americas region produce the highest operating profit margins in the geographic markets in which we operate. While we expect net sales of reconstructive implants and net sales in the Americas region to remain strong, changes to our product category mix or our region sales mix could adversely affect our future profitability.

RISKS RELATED TO OUR INDUSTRY

The ongoing informal investigation by the United States Securities and Exchange Commission regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry could have a material adverse effect on our business, financial condition and cash flows.

We are cooperating fully with the Securities and Exchange Commission with regard to an ongoing informal investigation of potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. The Foreign Corrupt Practices Act prohibits U.S. companies and their officers, directors, employees, stockholders acting on their behalf and agents from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad or otherwise obtaining favorable treatment and this law requires companies to maintain records which fairly and accurately reflect transactions and to maintain internal accounting controls. In many countries, hospitals and clinics are government-owned and healthcare professionals employed by such hospitals and clinics, with whom we regularly interact, meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. Although we have adopted policies and procedures designed to prevent improper payments and we conduct training in this area, there

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

can be no assurance that violations of these requirements do not occur in connection with sales of our medical devices. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with governmental agencies or receive export licenses, which could have a material adverse effect on our business, financial condition and cash flows.

We are subject to healthcare fraud and abuse regulations on an ongoing basis that could require us to change our business practices and restrict our operations in the future.

Our industry is subject to various federal and state laws pertaining to healthcare fraud and abuse, including false claims laws, the federal Anti-Kickback Statute, similar state laws and physician self-referral laws. We settled alleged violations of the federal Anti-Kickback Statute in September 2007, but we remain subject to these laws on an ongoing basis. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change. We are continuing to enhance our Corporate Compliance Program and monitoring our practices on an ongoing basis to better ensure that we have proper controls in place to comply with these laws.

If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.

We sell our products and services to hospitals, doctors, dentists and other healthcare providers, all of which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and devices. If our products are not considered cost-effective by third-party payors, our customers may not be reimbursed for our products.

In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. For example, managed care programs often prescribe only those orthopaedic recovery products that match a patient as to age, need for mobility and other parameters in an effort to provide more cost-effective care. If third-party payors reduce reimbursement levels to hospitals and other healthcare providers for our products, demand for our products may decline or we may experience pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

In international markets, where the movement toward healthcare reform and the development of managed care are generally not as advanced as in the United States, we have experienced downward pressure on product pricing and other effects of healthcare reform. In Japan, for example, a government-operated insurance system reimburses customers for our products. Under this system, the Japanese government periodically reviews and reduces the reimbursement levels for products. If the Japanese government continues to reduce the reimbursement level for orthopaedic products, our sales and results of operations may be adversely affected.

The ongoing cost-containment efforts of healthcare purchasing organizations may have a material adverse effect on our results of operations.

Many customers for our products have formed group purchasing organizations in an effort to contain costs. Group purchasing organizations negotiate pricing arrangements with medical supply manufacturers and distributors, and these negotiated prices are made available to a group purchasing organization’s affiliated hospitals and other members. If we are not one of the providers selected by a group purchasing organization, affiliated hospitals and other members may be less likely to purchase our products, and, if the group purchasing organization has negotiated a strict compliance contract for another manufacturer’s products, we may be precluded from making sales to members of the group purchasing organization for the duration of the contractual arrangement. Our failure to respond to the cost-containment efforts of group purchasing organizations may cause us to lose market share to our competitors and could have a material adverse effect on our sales and results of operations.

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

In the global markets for reconstructive orthopaedic implants, trauma products and other orthopaedic products, a limited number of competitors, including DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Wright Medical Group, Inc., Synthes, Inc. and Smith & Nephew plc, compete with us for the majority of product sales. In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P. (a subsidiary of Biomet, Inc.). In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.). Competition is primarily on the basis of:

•	technology;
•	innovation;

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

•	quality;
•	reputation; and
•	customer service.

In markets outside of the United States, other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.

Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.

Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products.

We and our customers are subject to various governmental regulations relating to the manufacturing, labeling and marketing of our products and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.

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

Many of the regulations applicable to our devices and products in these countries, such as the European Medical Devices Directive, are similar to those of the FDA. In addition, in many countries the national health or social security organizations require our products to be qualified before they can be marketed with the benefit of reimbursement eligibility. Failure to receive, or delays in the receipt of, relevant foreign qualifications also could have a material adverse effect on our business, financial condition and results of operations.

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

As part of our risk management policy, we maintain third-party product liability insurance coverage. However, product liability claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies may have substantial retentions or deductibles that provide that we will not receive insurance proceeds until the losses incurred exceed the amount of those retentions or deductibles. We will be responsible for paying any losses that are below those retentions or deductibles. A product liability claim in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000
Plainville, Massachusetts	Offices, Manufacturing & Warehousing	Leased	22,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Cedar Knolls, New Jersey	Manufacturing & Warehousing	Leased	23,000
Parsippany, New Jersey	Research & Development, Manufacturing & Warehousing	Leased	115,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Offices, Research & Development & Manufacturing	Owned	140,000
Dover, Ohio	Warehousing	Leased	61,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Research & Development	Leased	34,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Vienna, Austria	Offices & Warehousing	Leased	15,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Kiel, Germany	Offices & Warehousing	Leased	21,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	16,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	10,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Baar, Switzerland	Warehousing	Leased	40,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	319,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

In February 2008 we announced plans to expand our global manufacturing network by adding 100,000 square feet of manufacturing capacity at a new facility in Shannon, Ireland. We expect to begin manufacturing operations at this facility in late 2008. We believe the current facilities, including manufacturing, warehousing, research and development and office space, together with the planned expansion provide sufficient capacity to meet ongoing demands. Once a facility reaches 85 percent utilization, we examine alternatives for either expanding that facility or acquiring new facilities to meet our ongoing demands.

In addition to the above, we maintain more than 100 other offices and warehouse facilities in more than 25 countries around the world, including the United States, Japan, Australia, France, Russia, India, Germany, Italy, Switzerland and China. We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the Consolidated Financial Statements, which are included in this report under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2007 and 2006 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2007:
First Quarter	$88.18	$76.90
Second Quarter	$94.38	$83.67
Third Quarter	$91.00	$75.14
Fourth Quarter	$85.91	$63.00

Year Ended December 31, 2006:
First Quarter	$72.87	$64.87
Second Quarter	$68.80	$55.68
Third Quarter	$69.44	$52.20
Fourth Quarter	$79.11	$66.93

We have not declared or paid dividends on our common stock since becoming a public company on August 6, 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.

The number of beneficial owners of our common stock on February 13, 2008 was approximately 439,600. On February 13, 2008, the closing price of the common stock, as reported on the New York Stock Exchange, was $78.51 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2007:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 2007	679,600	$74.89	18,400,200	$685,963,162
November 2007	945,000	68.60	19,345,200	621,139,846
December 2007	—	—	19,345,200	621,139,846

Total	1,624,600	$71.23	19,345,200	$621,139,846

(1)	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized an additional repurchase of up to $1 billion of common stock through December 31, 2008.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31, is set forth below (in millions, except per share amounts):

Summary of Operations	2007	2006	2005	2004	2003(1)

Net sales	$3,897.5	$3,495.4	$3,286.1	$2,980.9	$1,901.0
Net earnings	773.2	834.5	732.5	541.8	346.3
Earnings before cumlative effect of change in accounting principle(2)	773.2	834.5	732.5	541.8	291.2
Earnings per common share
Basic	$3.28	$3.43	$2.96	$2.22	$1.67
Diluted	3.26	3.40	2.93	2.19	1.64
Earnings per common share before cumlative effect of change in accounting principle(2)
Basic					$1.40
Diluted					1.38
Average common shares outstanding
Basic	235.5	243.0	247.1	244.4	207.7
Diluted	237.5	245.4	249.8	247.8	211.2
Balance Sheet Data
Total assets	$6,633.7	$5,974.4	$5,721.9	$5,695.5	$5,156.0
Short-term debt	–	–	–	27.5	101.3
Long-term debt	104.3	99.6	81.6	624.0	1,007.8
Other long-term obligations	328.4	323.4	348.3	420.9	352.6
Stockholders’ equity	5,449.6	4,920.5	4,682.8	3,942.5	3,143.3

(1)	Includes the results of the former Centerpulse AG subsequent to October 2, 2003.

(2)	Reflects earnings for the year ended December 31, 2003 before the cumulative effect of an accounting change of $55.1 million related to the January 1, 2003, change in the method of accounting for instruments which we own and are used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment and are depreciated using the straight-line method based on estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. Prior to 2003, undeployed instruments were carried as a prepaid cost and recognized in selling, general and administrative expense in the year in which the instruments were placed into service.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K.

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2007.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 9 percentage points of 2007 sales growth, which is 2 percentage points above the rate of growth from 2006 compared to 2005. We believe orthopaedic procedure volume on a global basis will continue to rise at mid single digit rates driven by an aging global population, obesity and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity, Durasul and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. For example, during 2007, sales of products incorporating Trabecular Metal Technology were over $210 million, a year-over-year increase of over 26 percent.

We believe innovative surgical approaches will continue to significantly affect the orthopaedics industry. In 2007, we acquired ORTHOsoft Inc., a market leader in surgical navigation in orthopaedics. Combined with our SmartTools strategic initiative, we are focused on becoming a leader in operating room efficiency and enhancing surgical outcomes through the use of innovative navigation devices and cutting tools. We continued our significant progress in the development and introduction of MIS Implants, Procedures and Technologies. During the year ended December 31, 2007, The Zimmer Institute trained nearly 1,700 surgeons on advanced techniques, including approximately 850 surgeons on MIS Procedures.

We believe innovative products will continue to affect the orthopaedics industry. In the second half of 2006, we launched the Zimmer Gender Solutions High-Flex Knee Femoral Implant. High Flex Knees now make up approximately 44 percent of our total femoral unit sales on a global basis, having grown from approximately 28 percent prior to the launch of the Zimmer Gender Solutions Knee.

Pricing Trends

Selling prices were flat during 2007 compared to a modest increase during 2006 when compared to 2005. Asia Pacific selling prices decreased 1 percentage point for the year ended December 31, 2007, compared to a 2 percent decrease in 2006 when compared to 2005. As anticipated, the Japanese government reduced reimbursement rates during 2007. This action affected sales in Japan negatively by approximately 5 percent for 2007, while other Asia Pacific markets were flat to positive. Japan represents approximately 7 percent of our sales. The Americas experienced a 1 percent increase in selling prices during 2007, compared to a 2 percent increase in 2006. In Europe, selling prices for 2007 decreased 1 percent, the same decrease we saw in 2006 as compared to 2005. Within Europe, Germany and Italy reported decreases in average selling prices of 4 percent and 2 percent, respectively, in 2007, as a result of reductions in government implant reimbursement rates and group purchasing arrangements while most other European markets were positive to flat. Germany and Italy combined represent approximately 11 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, global selling prices are expected to remain flat in 2008.

Foreign Currency Exchange Rates

For 2007, foreign currency exchange rates had a positive 3 percent effect on global sales growth. If foreign currency exchange rates remain consistent with the year end rates, we estimate that the weaker dollar versus foreign currency exchange rates will have a positive effect in 2008 of approximately 2 percent on sales. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which we define as products or stock keeping units (“SKU’s”) introduced within the prior 36-month period to a particular market, accounted for 25 percent, or $961 million, of 2007 sales. Adoption rates for new technologies are a key indicator of performance in our industry. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKU’s of the NexGen Complete Knee Solution including the Gender Solutions Knee Femoral Implant for the LPS-Flex and CR-Flex Knees, the Dynesys4 Dynamic Stabilization System, the Zimmer M/L Taper Hip Prosthesis and PALACOS5 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2008 include the Gender Solutions Knee Femoral Implant; Gender Solutions Natural-Knee Flex System; products incorporating Trabecular Metal Technology, including the Trabecular Metal Primary Hip Prosthesis, Trabecular Metal Acetabular Revision System and Trabecular Metal Spine Implants; Zimmer M/L Taper Hip Prosthesis with Kinectiv Technology, Durom Acetabular Cups with Metasul LDH Large Diameter Heads; Versys Epoch Composite Hip Prosthesis; Zimmer Trabecular Metal Reverse Shoulder System; Anatomical Shoulder Inverse/Reverse System; Zimmer MIS Femoral Nailing Solutions; NCB Locking Plate System; and CopiOs Bone Void Filler6.

Acquisitions

In April 2007, we acquired Endius Incorporated, a privately held spinal products company for an aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items.

In November 2007, we acquired ORTHOsoft Inc., a leader in computer navigation for orthopaedic surgery, in a cash transaction for an aggregate value of approximately $50 million.

Settlement of Department of Justice Investigation

On September 27, 2007, we and other major U.S. Orthopaedic manufacturers reached a settlement with the United States government to resolve all claims related to an ongoing investigation into financial relationships between the industry and consulting orthopaedic surgeons. As part of the settlement, we entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey. Under the provisions of the Deferred Prosecution Agreement, we are subject to oversight by a federal monitor selected by the U.S. Attorney for a period of 18 months. We expect to continue to incur costs of approximately $6-9 million per quarter, to comply with the Deferred Prosecution Agreement through the remainder of the 18 month period.

We settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $169.5 million. We recorded a $169.5 million expense during the third quarter in connection with the settlement.

We also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 15 to the consolidated financial statements included elsewhere in this Form 10-K.

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

This decrease in the tax liability resulted in a reduction to retained earnings of $4.8 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, and the addition of an interest/penalty payable of $7.9 million, all as of January 1, 2007.

2008 Outlook

Our operating profit for 2008 will be affected by the costs we will incur to implement a number of recently announced initiatives that we believe will position us to respond better to the changing needs of the healthcare market. Additionally, during 2008 we expect to incur costs of approximately $6-9 million per quarter to comply with the Deferred Prosecution

4 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.

5 PALACOS® is a trademark of Heraeus Kulzer GmbH

6 Manufactured by Kensey Nash Corporation

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Agreement. The infrastructure and operating initiatives we plan to implement in 2008 include:

•	Continuing to enhance our Corporate Compliance Program and to apply these enhancements to all business segments;
•	Opening a new manufacturing facility in Ireland that will add an additional 100,000 square feet of international manufacturing capacity;
•	Improving our quality system infrastructure;
•	Investing in our global information technology systems, including improving our field-based U.S. inventory and instrument tracking systems;
•	Increasing instrument deployments to permit our sales and distribution networks to respond more rapidly to changes in surgical demand patterns and capitalize on new business opportunities; and
•	Investing in our sales force, instrumentation and selling-related activities in our spine, dental and trauma business segments.

We estimate that these initiatives will add up to approximately $100 million in operating expenses in 2008, including the monitoring fees and expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2007	2006	% Inc	Mix	Price	Exchange

Americas	$2,277.0	$2,076.5	10%	8%	1%	1%
Europe	1,081.0	931.1	16	8	(1)	9
Asia Pacific	539.5	487.8	11	9	(1)	3

Total	$3,897.5	$3,495.4	12	9	–	3

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2007	2006	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,636.9	$1,460.5	12%	9%	–%	3%
Hips	1,298.9	1,188.9	9	7	(1)	3
Extremities	104.0	77.6	34	30	1	3
Dental	221.0	179.0	23	16	4	3

Total	3,260.8	2,906.0	12	9	–	3

Trauma	205.8	194.7	6	2	1	3
Spine	197.0	177.4	11	9	1	1
OSP and other	233.9	217.3	8	5	1	2

Total	$3,897.5	$3,495.4	12	9	–	3

The NexGen Complete Knee Solution product line including the Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Innex Total Knee System exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented and revision stems. Sales of bone cement improved significantly, led by PALACOS Bone Cement. In total, bone cement sales growth accounted for 1 percent of the 2007 hip sales growth over prior year. Trabecular Metal Acetabular Cups, Trabecular Metal Primary Hip Prosthesis, Durom Acetabular Cups with Metasul LDH Large Diameter Heads, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. We expect to face a near term challenge in hip sales growth with the adoption of hip

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

resurfacing in the U.S. market. New products are expected to contribute to sales growth in the near term but not entirely offset the lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow Complete Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales. The Dynesys Dynamic Stabilization System, the TiTLE 2 lumbar pedicle screw system, the Trinica Select Anterior Cerival Plate System and Trabecular Metal Implants led spine sales. Extremity surgical products led OSP sales.

The following table presents estimated* 2007 global market size and market share information (dollars in billions):

	Global		Zimmer	Zimmer
	Market	Global Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$5.8	10%	28%	1
Hips	5.0	9	26	1
Extremities	0.5	19	22	2
Dental	2.8	16	8	4

Total	$14.1	11	23	1

Trauma	$3.7	10	5	5
Spine***	$6.1	15	3	6

*	Estimates based on competitor annual filings, Wall Street equity research and our management

**	Excludes the effect of changes in foreign exchange rates on sales growth

***	Spine includes related orthobiologics

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc

Reconstructive
Knees	$1,031.5	$940.8	10%
Hips	629.9	579.4	9
Extremities	73.9	54.2	36
Dental	118.9	105.4	13

Total	1,854.2	1,679.8	10

Trauma	122.9	117.1	5
Spine	160.3	146.9	9
OSP and other	139.6	132.7	5

Total	$2,277.0	$2,076.5	10

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Trabecular Metal Primary Hip Prosthesis led hip stem sales, but were partially offset by weaker sales of cemented stems. PALACOS Bone Cement, Trabecular Metal Acetabular Cups and Durom Acetabular Cups with Metasul LDH Large Diameter Heads also exhibited strong growth. Bone cement sales growth accounted for 2 percent of the 2007 hip sales growth over prior year. As noted above, we expect that the adoption of hip resurfacing in the U.S. market will adversely affect our hip sales growth in the near term.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates and Zimmer Plates and Screws led trauma sales, but were offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, the Trinica Select Anterior Cervical Plate System and Spinal Trabecular Metal Implants led spine sales. Extremity surgical products led OSP sales.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc

Reconstructive
Knees	$408.2	$352.2	16%
Hips	467.8	417.8	12
Extremities	23.2	17.9	30
Dental	71.3	47.2	51

Total	970.5	835.1	16

Trauma	41.1	38.2	8
Spine	31.2	24.8	26
OSP and other	38.2	33.0	16

Total	$1,081.0	$931.1	16

Changes in foreign exchange rates positively affected knee sales by 9 percent and hip sales by 8 percent. Excluding these foreign exchange rate effects, the following product categories experienced positive sales growth in our Europe region: the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee, and the Innex Total Knee System. Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Durom Hip Resurfacing System, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System, the Anatomical Shoulder Inverse/Reverse System and the Coonrad/Morrey Total Elbow led extremities sales. The addition of a direct sales force in Italy as a result of a distributor acquisition contributed to growth in dental sales and the Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System, Zimmer Periarticular Plates and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System and Trabecular Metal Implants led spine sales. Wound management products led OSP sales.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$197.2	$167.5	18%
Hips	201.2	191.7	5
Extremities	6.9	5.5	27
Dental	30.8	26.4	17

Total	436.1	391.1	12

Trauma	41.8	39.4	6
Spine	5.5	5.7	(4)
OSP and Other	56.1	51.6	8

Total	$539.5	$487.8	11

Changes in foreign exchange rates positively affected knee sales by 5 percent and positively affected hip sales by 2 percent. Reported decreases in average selling prices negatively affected hip sales by 3 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. Launch of the Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the year. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by strong growth in Zimmer Periarticular Plates and Zimmer Plates and Screws, but were partially offset by a reported 5 percent decrease in average selling prices during 2007. A registration issue with the ST360® Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for 2007. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 77.5 percent in 2007, compared to 77.7 percent in 2006. The following table reconciles the gross margin for 2006 to 2007:

Year ended December 31, 2006 gross margin	77.7%
Foreign exchange impact, net	(0.3)
Other	0.1

Year ended December 31, 2007 gross margin	77.5%

The unfavorable effect of year over year changes in foreign currency hedge gains and losses were partially offset by lower unit manufacturing costs due to productivity gains as well as favorable geographic sales mix. These gains were further offset by increased inventory charges due to the impact of our newer products on aging product lines.

Operating Expenses

Research and Development, or R&D, as a percentage of net sales was 5.4 percent for 2007, which is unchanged from 2006. R&D increased to $209.6 million for 2007 from $188.3 million in 2006, reflecting increased spending on new product development across all of our product segments. In 2007, we continued to make investments in our research and development facilities in Warsaw, Indiana. We continued working with our third party partners on genetically engineered tissues for regenerative therapies, including soft tissue biological repair and replacement. New products, which we define as those introduced into a market in the preceding thirty-six months, accounted for approximately 25 percent of net sales in 2007 compared with 24 percent in 2006. In the fourth quarter of 2007, we announced FDA approval of the Zimmer NexGen LPS-Flex Mobile Knee. Additionally, in the second half of 2007, we launched several new products, including the Gender Solutions Natural-Knee Flex System, and the Zimmer M/L Taper Prosthesis with Kinectiv Technology. We continue to target our R&D spending at the high end of what we believe to be an industry average of 4-6 percent.

Selling, general and administrative, or SG&A, as a percentage of net sales was 38.2 percent for 2007, compared to 38.8 percent in 2006. The improvement in SG&A as a percent of net sales from the prior year is due to sales growth and well controlled spending.

Settlement expense of $169.5 million for 2007 relates to the settlement of the federal investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Acquisition, integration and other items for 2007 were $25.2 million compared to $6.1 million in 2006. The acquisition, integration and other expenses recorded during 2007 reflect in-process research and development write-offs related to acquisitions, costs related to the integration of acquired U.S. distributors, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. The acquisition, integration and other expenses recorded during 2006 included $27.7 million of income related to three unrelated matters – the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for 2007 decreased 3 percent to $1,127.6 million, from $1,165.2 million in 2006. The decrease is due principally to the $169.5 million settlement expense. Without the settlement expense, operating profit would have been favorable to 2006 due to increased sales and controlled operating expenses.

The effective tax rate on earnings before income taxes and minority interest increased to 31.6 percent for 2007, up from 28.6 percent in 2006. The increase in the effective tax rate is primarily due to the effect of the $169.5 million settlement expense in 2007 for which no tax benefit has been

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

recognized. Without the effect of the settlement expense, the effective tax rate for 2007 would have been favorable to 2006 due to increased profitability in lower tax jurisdictions.

Net earnings decreased 7 percent to $773.2 million for 2007, compared to $834.5 million in 2006. The decrease was due to the $169.5 million settlement expense and the higher effective tax rate that resulted from the settlement expense. Basic and diluted earnings per share decreased 4 percent to $3.28 and $3.26, respectively, from $3.43 and $3.40 in 2006 due to fewer outstanding shares as a result of our stock repurchase program.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2006	2005	% Inc	Mix	Price	Exchange

Americas	$2,076.5	$1,941.8	7%	5%	2%	–%
Europe	931.1	874.8	6	7	(1)	–
Asia Pacific	487.8	469.5	4	9	(2)	(3)

Total	$3,495.4	$3,286.1	6	7	–	(1)

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2006	2005	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,460.5	$1,366.2	7%	7%	–%	–%
Hips	1,188.9	1,140.6	4	5	(1)	–
Extremities	77.6	66.1	17	13	4	–
Dental	179.0	148.1	21	16	4	1

Total	2,906.0	2,721.0	7	7	–	–

Trauma	194.7	179.8	8	7	1	–
Spine	177.4	160.4	11	10	1	–
OSP and other	217.3	224.9	(4)	(3)	–	(1)

Total	$3,495.4	$3,286.1	6	7	–	(1)

The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Gender Knee, NexGen CR-Flex Gender Knee, NexGen Trabecular Metal Tibial Components and NexGen MIS Tibial Components, as well as Prolong crosslinked polyethylene articular surface components, led knee sales. In addition, strong growth in the Zimmer Unicompartmental High Flex Knee and the Innex Total Knee System was offset, in part, by declining sales of the Natural-Knee II System.

Growth in porous stems, including the new Trabecular Metal Primary Hip Prosthesis, Zimmer M/L Taper Stem, and the CLS Spotorno Stem from the CLS Hip System led hip sales. Trabecular Metal Acetabular Cups and Metasul LDH experienced strong growth offset by declining sales of Cemented Stems.

Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent and Internal Hex Implant Systems, led dental sales. Trabecular Metal Shoulder Stems led extremities sales. Zimmer Periarticular Plates, the Zimmer NCB Plating system, the Sirus IM Nail and I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System experienced strong growth while sales of Compression Hip Screws continued to decline. The Dynesys Dynamic Stabilization System and Spinal Trabecular Metal Implants led the growth in spine sales while sales of cages for interbody fusion declined. As a result of the termination of the OrthoPAT 7 distribution arrangement in February 2006, sales for this device fell by over $25 million, accounting for the decline in OSP product sales.

7 Trademark of Haemonetics Corporation

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$940.8	$880.5	7%
Hips	579.4	538.1	8
Extremities	54.2	46.2	17
Dental	105.4	88.8	19

Total	1,679.8	1,553.6	8

Trauma	117.1	107.5	9
Spine	146.9	132.7	11
OSP and other	132.7	148.0	(10)

Total	$2,076.5	$1,941.8	7

The period was characterized by balanced growth in hips and knees augmented by strong growth in other product lines. Growth in porous stems, including the new Trabecular Metal Primary Hip Prosthesis and the Zimmer M/L Taper Stem, led hip sales. Trabecular Metal Acetabular Cups, and Metasul LDH experienced strong growth offset by declining sales of Cemented Stems. The NexGen Complete Knee Solution product line including the NexGen LPS-Flex Gender Knee, NexGen CR-Flex Gender Knee, NexGen Trabecular Metal Tibial Components and the NexGen MIS Stemmed Tibial Plate as well as Prolong Highly Crosslinked Polyethylene articular surface components led knee sales offset, in part, by declining sales of the Natural-Knee II System.

Dental, extremities and spine experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System led dental sales. The Trabecular Metal Shoulder Stems led extremities sales. The Dynesys Dynamic Stabilization System and Spinal Trabecular Metal Implants led spine sales while trauma sales returned to solid growth behind Zimmer Periarticular Plates, the Zimmer NCB Plating system, the Sirus IM Nail and I.T.S.T Intertrochanteric/Subtrochanteric Fixation System.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,
	2006	2005	% Inc

Reconstructive
Knees	$352.2	$327.0	8%
Hips	417.8	410.3	2
Extremities	17.9	13.7	31
Dental	47.2	40.1	18

Total	835.1	791.1	6

Trauma	38.2	33.1	15
Spine	24.8	22.4	11
OSP and other	33.0	28.2	12

Total	$931.1	$874.8	6

Strong knee sales continued to drive growth in Europe. Eight percent volume and mix growth was offset by a 2 percent drop in average selling prices for knees in Europe. The NexGen Complete Knee Solution product line and the Innex Total Knee System led knee sales. Hip sales growth was negatively affected by reduced selling prices in Germany, Italy, Portugal and the United Kingdom. The CLS Spotorno Stem, Longevity Highly Crosslinked Polyethylene Liners, Metasul LDH and Trabecular Metal Acetabular Cups led hip sales.

Dental, extremities, trauma, spine and OSP again experienced double digit percentage growth compared to the prior year. Dental sales were led by the Tapered Screw-Vent Implant System. The Anatomical Shoulder System led extremities sales. Zimmer Periarticular Plates and the Zimmer NCB Plating System led trauma sales. Trabecular Metal Implants led spine sales. Strong sales of wound management products contributed to the OSP sales performance.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,
	2006	2005	% Inc (Dec)

Reconstructive
Knees	$167.5	$158.7	6%
Hips	191.7	192.2	–
Extremities	5.5	6.2	(13)
Dental	26.4	19.2	37

Total	391.1	376.3	4

Trauma	39.4	39.2	1
Spine	5.7	5.3	9
OSP and other	51.6	48.7	6

Total	$487.8	$469.5	4

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

Dental experienced double digit percentage growth compared to the prior year. The Tapered Screw-Vent Implant System and the Spline® Implant System led dental sales. Extremity sales were impacted by lower sales of the Bigliani/Flatow Shoulder Solution. Strong powered instrument sales contributed to the OSP sales performance.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

Operating Expenses

Research and Development, or R&D, as a percentage of net sales was 5.4 percent for 2006, compared to 5.3 percent in 2005. R&D increased to $188.3 million for 2006 from $175.5 million in 2005, reflecting increased spending on projects focused on our redefined corporate strategies.

Selling, general and administrative, or SG&A, as a percentage of net sales was 38.8 percent for 2006, compared to 38.3 percent in 2005. Share-based compensation added $55.9 million of expense for the year ended December 31, 2006, or an additional 1.6 percentage points when compared with 2005 due to the adoption of SFAS 123(R) in 2006. Absent share-based compensation, SG&A as a percentage of net sales decreased. The decrease was primarily due to sales growth, realized expense synergies and well controlled spending.

Acquisition, integration and other items for 2006 were $6.1 million compared to $56.6 million in 2005, and included $27.7 million of income related to three unrelated matters – the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities. A reduction in product liability accounted for $4.9 million of income. Expense items included a $13.4 million impairment charge for certain Centerpulse tradename and trademark intangibles based principally in our Europe operating segment, $8.8 million of integration consulting expenses, $3.3 million of employee severance and retention costs, $3.0 million of costs related to integrating our information technology systems, $2.9 million of in-process research and development, $2.5 million of personnel expenses and travel for full-time integration team members and $4.8 million of other expenses.

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

OPERATING PROFIT BY SEGMENT

Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation expense, settlement expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. For more information regarding our segments, see Note 13 to the consolidated financial statements included in Item 8 of this Form 10-K.

The following table sets forth the operating profit as a percentage of sales by segment for 2007, 2006 and 2005:

Percent of net sales

	Year Ended December 31,
	2007	2006	2005

Americas	52.0%	52.7%	52.6%
Europe	40.0	41.4	36.3
Asia Pacific	48.2	47.5	45.2

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

In the Americas, operating profit as a percentage of net sales decreased due to increased spending for advertising as well as increased sales force related expenses due to the

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

expansion of our U.S. distributor network. These increases were partially offset by improved gross margins.

Europe operating profit as a percentage of net sales decreased primarily as a result of decreased gross margins from the impact of losses from foreign currency hedges. The decrease in gross margin was partially offset by controlled spending.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,084.4 million in 2007 compared to $1,040.7 million in 2006. The principal source of cash was net earnings of $773.2 million. In 2007, cash provided from net earnings was reduced by $169.5 million as a result of the settlement with the Department of Justice. Non-cash charges included in net earnings accounted for another $364.5 million of operating cash. All other items of operating cash flows accounted for a use of $53.3 million of cash pertaining principally to investments in working capital in support of sales growth. Also included in operating cash flows for 2007 is approximately $23 million related to accrued but unpaid amounts under various contractual arrangements with healthcare professionals or institutions. Operating cash flows were increased and cash flows used in financing activities were decreased by $13.6 million when compared with amounts furnished in the current report filed on Form 8-K dated January 29, 2008.

We continue to focus on working capital management. At December 31, 2007, we had 52 days of sales outstanding in trade accounts receivable, a decrease of 3 days when compared to December 31, 2006. The improvement was achieved through improvement in all reporting segments. At December 31, 2007, we had 258 days of inventory on hand, favorable to December 31, 2006 by 19 days. This decrease reflects higher cost of goods sold and strong underlying demand in the fourth quarter of 2007. Our inventory levels have improved from a third quarter high of 330 days as a result of seasonal demand patterns.

Cash flows used in investing activities were $491.5 million in 2007, compared to $287.0 million in 2006. The most significant contributor to the increase in cash flows used in investing activities were the payments related to the acquisitions of Endius and ORTHOsoft as well as additions to our global distributor network. Cash payments related to acquisitions for 2007 was $160.3 million compared to $34.9 million in 2006. Additions to instruments during 2007 were $138.5 million compared to $126.2 million in 2006. Additions to instruments increased in 2007 compared to 2006 due to an increase in instrument deployments related to new product launches. In 2008, we expect to spend approximately $155 – $170 million on instruments to support new products, sales growth and MIS Procedures. Additions to other property, plant and equipment during 2007 were $192.7 million compared to $142.1 million in 2006. Increases were related to facility expansions in Warsaw, Indiana; Ponce, Puerto Rico; and Winterthur, Switzerland; and investment in new information technology systems. These facility expansions improved working conditions and capabilities for our research and development organization, responded to increased demand and the transfer of production to our other manufacturing sites. During 2008, we expect to purchase approximately $315-$330 million in other property, plant and equipment, under our planned infrastructure improvements and international manufacturing expansion.

Cash flows used in financing activities were $399.5 million for 2007, compared to $730.7 million in 2006. We repurchased $576.3 million of our common stock in 2007 as compared with $798.8 million in 2006 under our stock repurchase programs. We utilized cash generated from operating activities and $149.8 million in cash proceeds received from employee stock compensation plans to fund the repurchases. We may use excess cash to fund future purchases, if any, under our stock repurchase programs.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $104.3 million outstanding under the Senior Credit Facility at December 31, 2007, and an availability of $1,245.7 million. The $104.3 million is for use in Japan and carries a low interest rate. The Senior Credit Facility contains provisions by which we can increase the line to $1,750 million and request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2007. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $70.4 million.

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations (in millions):

			2009	2011	2013
			and	and	and
Contractual Obligations	Total	2008	2010	2012	Thereafter

Long-term debt	$104.3	$–	$–	$104.3	$–
Operating leases	134.3	35.4	50.0	28.6	20.3
Purchase Obligations	24.6	23.2	1.4	–	–
Long-term income taxes payable	137.0	–	57.7	53.9	25.4
Other long-term liabilities	191.4	–	47.3	17.1	127.0

Total contractual obligations	$591.6	$58.6	$156.4	$203.9	$172.7

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

Income Taxes − We estimate income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. We evaluate deferred tax assets on an ongoing basis and provide valuation allowances if it is determined to be “more likely than not” that the deferred tax benefit will not be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S. We operate within numerous taxing jurisdictions. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. We make use of all available information and make reasoned judgments regarding matters requiring interpretation in establishing tax expense, liabilities and reserves. We believe adequate provisions exist for income taxes for all periods and jurisdictions subject to review or audit.

Commitments and Contingencies – Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. The amounts established equate to less than 5 percent of total liabilities and represent management’s best estimate of the ultimate costs that we will incur under the various contingencies.

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

Share-based Payment – We account for share-based payment expense in accordance with the fair value

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign exchange forward contracts with major financial institutions. These forward contracts are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.

For contracts outstanding at December 31, 2007, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2008 through May 2010. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2007 and 2006, were $1,244.6 million and $1,169.3 million, respectively. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2007 and 2006 were $138.4 million and $205.0 million, respectively. The weighted average contract rates outstanding are Euro:USD 1.34, USD:Swiss Franc 1.19, USD:Japanese Yen 109, British Pound:USD 1.92, USD:Canadian Dollar 1.09, Australian Dollar:USD 0.78 and USD:Korean Won 929.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2007, indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2010, depending on the direction of the change, by an average approximate amount of $78.4 million, $13.1 million, $20.4 million, $14.6 million, $5.3 million, $6.5 million and $2.0 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $1,869.1 million at December 31, 2007, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,178 million of the net asset exposure at December 31, 2007 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

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

COMMODITY PRICE RISK

We purchase raw material commodities such as cobalt chrome, titanium, tantalum, polymer and sterile packaging. We enter into supply contracts generally with terms of 12 to 24 months, where available, on these commodities to alleviate the effect of market fluctuation in prices. As part of our risk management program, we perform sensitivity analyses related to potential commodity price changes. A 10 percent price change across all these commodities would not have a material effect on our consolidated financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

INTEREST RATE RISK

In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities.

Presently, we invest our cash and equivalents primarily in U.S. government treasury funds and bank deposits. The primary investment objective is to ensure capital preservation of our invested principal funds by limiting default and market risk. Currently, we do not use derivative financial instruments in our investment portfolio.

Our principal exposure to interest rate risk arises from the variable rates associated with our credit facilities. We are subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and our uncommitted credit facilities. Presently, all of our debt outstanding bears interest at short-term rates. We currently do not hedge our interest rate exposure, but may do so in the future. Based upon our overall interest rate exposure as of December 31, 2007, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and healthcare systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc, and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Notes 3 and 10, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
February 29, 2008

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

(in millions, except per share amounts)
For the Years Ended December 31,	2007	2006	2005

Net Sales	$3,897.5	$3,495.4	$3,286.1
Cost of products sold	875.9	780.1	739.4

Gross Profit	3,021.6	2,715.3	2,546.7

Research and development	209.6	188.3	175.5
Selling, general and administrative	1,489.7	1,355.7	1,259.6
Settlement (Note 15)	169.5	–	–
Acquisition, integration and other	25.2	6.1	56.6

Operating expenses	1,894.0	1,550.1	1,491.7

Operating Profit	1,127.6	1,165.2	1,055.0
Interest income (expense)	4.0	3.8	(14.3)

Earnings before income taxes and minority interest	1,131.6	1,169.0	1,040.7
Provision for income taxes	357.9	334.0	307.3
Minority interest	(0.5)	(0.5)	(0.9)

Net Earnings	$773.2	$834.5	$732.5

Earnings Per Common Share – Basic	$3.28	$3.43	$2.96

Earnings Per Common Share – Diluted	$3.26	$3.40	$2.93

Weighted Average Common Shares Outstanding
Basic	235.5	243.0	247.1
Diluted	237.5	245.4	249.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

(in millions)
December 31,	2007	2006

ASSETS
Current Assets:
Cash and equivalents	$ 463.9	$265.7
Restricted cash	2.5	2.4
Accounts receivable, less allowance for doubtful accounts	674.3	625.5
Inventories, net	727.8	638.3
Prepaid expenses and other current assets	59.4	55.1
Deferred income taxes	154.8	159.2

Total Current Assets	2,082.7	1,746.2
Property, plant and equipment, net	971.9	807.1
Goodwill	2,621.4	2,515.6
Intangible assets, net	743.8	712.6
Other assets	213.9	192.9

Total Assets	$6,633.7	$5,974.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$ 174.1	$158.0
Income taxes payable	85.1	106.5
Other current liabilities	489.4	363.7

Total Current Liabilities	748.6	628.2
Other long-term liabilities	328.4	323.4
Long-term debt	104.3	99.6

Total Liabilities	1,181.3	1,051.2

Commitments and Contingencies (Note 15)
Minority Interest	2.8	2.7
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized,
252.2 million (248.9 million in 2006) issued	2.5	2.5
Paid-in capital	2,999.1	2,743.2
Retained earnings	3,536.9	2,768.5
Accumulated other comprehensive income	290.3	209.2
Treasury stock, 19.3 million shares (12.1 million shares in 2006)	(1,379.2)	(802.9)

Total Stockholders’ Equity	5,449.6	4,920.5

Total Liabilities and Stockholders’ Equity	$6,633.7	$5,974.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

(in millions)
					Accumulated
					Other			Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Equity

Balance January 1, 2005	245.5	$2.5	$2,485.2	$1,201.5	$253.3	–	$–	$3,942.5
Net earnings	–	–	–	732.5	–	–	–	732.5
Other comprehensive loss	–	–	–	–	(104.0)	–	–	(104.0)
Stock compensation plans, including tax benefits	2.3	–	111.0	–	–	–	–	111.0
Share repurchases	–	–	–	–	–	(0.1)	(4.1)	(4.1)
Other	–	–	4.9	–	–	–	–	4.9

Balance December 31, 2005	247.8	2.5	2,601.1	1,934.0	149.3	(0.1)	(4.1)	4,682.8
Net earnings	–	–	–	834.5	–	–	–	834.5
Other comprehensive income	–	–	–	–	95.3	–	–	95.3
Impact of adoption of FAS 158	–	–	–	–	(35.4)	–	–	(35.4)
Stock compensation plans, including tax benefits	1.1	–	137.9	–	–	–	–	137.9
Share repurchases	–	–	–	–	–	(12.0)	(798.8)	(798.8)
Other	–	–	4.2	–	–	–	–	4.2

Balance December 31, 2006	248.9	2.5	2,743.2	2,768.5	209.2	(12.1)	(802.9)	4,920.5
Net earnings	–	–	–	773.2	–	–	–	773.2
Other comprehensive income	–	–	–	–	81.1	–	–	81.1
Impact of adoption of FIN 48	–	–	–	(4.8)	–	–	–	(4.8)
Stock compensation plans, including tax benefits	3.3	–	254.3	–	–	–	–	254.3
Share repurchases	–	–	–	–	–	(7.2)	(576.3)	(576.3)
Other	–	–	1.6	–	–	–	–	1.6

Balance December 31, 2007	252.2	$2.5	$2,999.1	$3,536.9	$290.3	(19.3)	$(1,379.2)	$5,449.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

(in millions)
For The Years Ended December 31,	2007	2006	2005

Cash flows provided by (used in) operating activities:
Net earnings	$773.2	$834.5	$732.5
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	230.0	197.4	185.7
Share-based compensation	70.1	76.0	–
Inventory step-up	0.5	–	5.0
Deferred income tax provision	63.9	43.8	53.8
Income tax benefit from stock option exercises	40.8	11.6	34.3
Excess income tax benefit from stock option exercises	(27.0)	(8.0)	–
Changes in operating assets and liabilities, net of
acquired assets and liabilities
Income taxes payable	6.1	24.9	31.2
Receivables	(12.5)	(76.9)	(35.3)
Inventories	(58.0)	(39.2)	(79.2)
Accounts payable and accrued liabilities	61.9	(29.9)	(40.1)
Other assets and liabilities	(64.6)	6.5	(9.7)

Net cash provided by operating activities	1,084.4	1,040.7	878.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(138.5)	(126.2)	(150.0)
Additions to other property, plant and equipment	(192.7)	(142.1)	(105.3)
Proceeds from sale of property, plant and equipment	–	16.2	–
Acquisitions, net of acquired cash	(160.3)	(34.9)	(55.8)

Net cash used in investing activities	(491.5)	(287.0)	(311.1)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) on lines of credit	–	18.8	(5.3)
Payments on term loans	–	–	(550.0)
Proceeds from employee stock compensation plans	149.8	41.3	76.7
Excess income tax benefit from stock option exercises	27.0	8.0	–
Debt issuance costs	–	–	(1.9)
Repurchase of common stock	(576.3)	(798.8)	(4.1)

Net cash used in financing activities	(399.5)	(730.7)	(484.6)

Effect of exchange rates on cash and equivalents	4.8	9.5	(3.9)

Increase in cash and equivalents	198.2	32.5	78.6
Cash and equivalents, beginning of year	265.7	233.2	154.6

Cash and equivalents, end of year	$463.9	$265.7	$233.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

(in millions)
For The Years Ended December 31,	2007	2006	2005

Net Earnings	$773.2	$834.5	$ 732.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	101.1	143.8	(201.3)
Unrealized foreign currency hedge gains/(losses), net of tax effects of $11.5 in 2007, $7.6 in 2006 and $(17.8) in 2005	(49.8)	(56.7)	71.2
Reclassification adjustments on foreign currency hedges, net of tax effects of $(1.3) in 2007, $(1.8) in 2006 and $(12.7) in 2005	27.0	8.7	27.6
Unrealized gains/(losses) on securities, net of tax effects of $0.9 in 2007, $0.9 in 2006 and $0.9 in 2005	(1.4)	(1.4)	(1.5)
Prior service cost and unrecognized (gain)/loss in actuarial assumptions, net of tax effects of $(0.4) in 2007	4.2	–	–
Minimum pension liability adjustment, net of tax effects of $(0.6) in 2006	–	0.9	–

Other comprehensive income (loss)	81.1	95.3	(104.0)

Comprehensive Income	$854.3	$929.8	$ 628.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products. We also provide other healthcare related services. Joint reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related orthopaedic surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling equity position. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2007, 2006 and 2005 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts, 2) through stocking distributors and healthcare dealers and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Revenue is recognized on sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, which account for approximately 20 percent of our net sales, when title to product passes to them, generally upon shipment. Product is generally sold to distributors at fixed prices for specified periods. A distributor may return product in the event that we terminate the relationship. Under those circumstances, we record an estimated sales return in the period in which constructive notice of termination is given to a distributor. Product returns were not significant for the years ended December 31, 2007, 2006 and 2005.

The reserves for doubtful accounts were $21.7 million and $20.4 million as of December 31, 2007 and 2006, respectively.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales, and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $104.1 million, $95.5 million and $91.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Acquisition, Integration and Other – We recognize incremental expenses resulting directly from our business combinations and significant nonrecurring items as “Acquisition, integration and other” expenses. Acquisition, integration and other expenses for the years ended

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005, included (in millions):

	2007	2006	2005

(Gain)/loss on disposition or impairment of acquired assets and obligations	$(1.2)	$(19.2)	$3.2
Consulting and professional fees	1.0	8.8	5.6
Employee severance and retention	1.6	3.3	13.3
Information technology integration	2.6	3.0	6.9
In-process research & development	6.5	2.9	–
Integration personnel	–	2.5	3.1
Facility and employee relocation	–	1.0	6.2
Distributor acquisitions	4.1	–	–
Sales agent and lease contract terminations	5.4	0.2	12.7
Other	5.2	3.6	5.6

Acquisition, integration and other	$25.2	$6.1	$56.6

In-process research and development charges for 2007 are related to the acquisitions of Endius and ORTHOsoft. Included in the gain/loss on disposition or impairment of acquired assets and obligations for 2006 is the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities. These gains were offset by a $13.4 million impairment charge for certain Centerpulse tradename and trademark intangibles based principally in our Europe operating segment.

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

Software Costs – We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when placed into service over the estimated useful lives of the software, which approximate three to seven years.

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

Goodwill – We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units, which are consistent with our operating segments. We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. We perform this test in the fourth quarter of the year. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon market multiples.

Intangible Assets – We account for intangible assets in accordance with SFAS No. 142. Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset, or the estimated after-tax discounted cash flows expected to be generated from the intangible asset. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. The useful lives of indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names,

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

customer related intangibles and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from three to forty years. Intangible assets with an indefinite life are tested for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and related interperations, including FIN 48. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

Derivative Financial Instruments – We account for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. We are exposed to market risk due to changes in currency exchange rates. As a result, we utilize foreign exchange forward contracts to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to thirty months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. We maintain formal documentation regarding our objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. Our policy requires that critical terms of a hedging instrument are effectively the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. We, therefore, perform quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and that forecasted transactions have not changed. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the years ended December 31, 2007, 2006 and 2005, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.

For contracts outstanding at December 31, 2007, we have an obligation to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2008 through May 2010. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2007 were $1,244.6 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2007, were $138.4 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2007, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $55.8 million, or $45.4 million net of taxes, which is deferred in other comprehensive income, of

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

which, $44.9 million, or $38.2 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.

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

Other Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments, unrealized foreign currency hedge gains and losses, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

The components of accumulated other comprehensive income are as follows (in millions):

	Balance at	Other	Balance at
	December 31,	Comprehensive	December 31,
	2006	Income (Loss)	2007

Foreign currency translation	$267.7	$101.1	$368.8
Foreign currency hedges	(22.6)	(22.8)	(45.4)
Unrealized gains (losses) on securities	(0.5)	(1.4)	(1.9)
Unrecognized prior service cost and unrecognized (gain) / loss in actuarial assumptions	(35.4)	4.2	(31.2)

Accumulated other comprehensive income	$209.2	$81.1	$290.3

Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of shareholders equity. We may reissue common stock held in treasury only for limited purposes.

Accounting Pronouncements – In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109, Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. See our income tax disclosures in Note 11 for more information regarding the adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Statement requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS No. 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. The Statement provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. We adopted SFAS No. 158 on December 31, 2006. See our pension and other postretirement disclosures in Note 10.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which is a revision to SFAS No. 123. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair values. We adopted SFAS 123(R) on January 1, 2006 using the modified prospective method and did not restate prior periods.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, which delays the effective date of certain provisions of SFAS No. 157 relating to non-financial assets and liabilities measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 creates a “fair value option” under which an entity may elect to record certain financial assets or liabilities at fair value upon their initial recognition. Subsequent changes in fair value would be recognized in earnings as those changes occur. The election of the fair value option would be made on a contract-by-contract basis and would need to be supported by concurrent documentation or a preexisting documented policy. SFAS No. 159 requires an entity to separately disclose the fair

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

value of these items on the balance sheet or in the footnotes to the financial statements and to provide information that would allow the financial statement user to understand the impact on earnings from the changes in the fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which is a revision of SFAS 141. SFAS 141(R) will change the way in which we account for business combinations. The Statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS 109 and FIN 48 after the effective date regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it may affect our income tax expense in the period in which the remeasurement occurs.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51”. SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements or results of operations.

3.	SHARE-BASED COMPENSATION

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), performance shares and an employee stock purchase plan. We did not grant any RSUs or performance shares until 2006. Prior to January 1, 2006, we accounted for share-based payments under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations (“APB 25”). Under APB 25, share-based payment expense was not significant because the exercise price of the stock options generally equaled the market price of the underlying stock on the measurement date of the stock options and we had awarded few shares of restricted stock and no RSUs or performance shares. No share-based payment expense was reflected in net income for the employee stock purchase plan under the provisions of APB 25, as the employee purchase price discount met the acceptable thresholds under Section 423 of the Internal Revenue Code.

We have elected the modified prospective method for adopting SFAS 123(R). Under the modified prospective method, the provisions of SFAS 123(R) apply to all share-based payments granted or modified after the date of adoption. For share-based payments granted prior to the date of the adoption, the unrecognized expense related to the unvested portion at the date of adoption will be recognized in net earnings under the grant date fair value provisions used for our pro forma disclosures under SFAS 123. For the year ended December 31, 2007, share-based payment expense was $70.1 million or $48.1 million net of the related tax benefits. For the year ended December 31, 2006, share-based payment expense was $76.0 million or $54.5 million net of the related tax benefits. Share-based payment expense for the year ended December 31, 2005 under APB 25 was not significant. The following is the pro forma expense disclosure under SFAS 123 for the year ended December 31, 2005 (in millions, except per share amounts):

2005

Net earnings, as reported	$732.5
Deduct: Total share-based payment expense determined under SFAS 123 for all awards, net of tax	(46.1)

Pro forma net earnings	$686.4

Earnings per share:
Basic – as reported	$2.96
Basic – pro forma	2.78
Diluted – as reported	2.93
Diluted – pro forma	2.75

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

Stock Options

We had three equity compensation plans in effect at December 31, 2007: the 2006 Stock Incentive Plan (the “2006 Plan”), the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The 2006 Plan replaced the 2001 Stock Incentive Plan (the “2001 Plan”), which by its terms expired in August 2006. Following stockholder approval of the 2006 Plan in May 2006, no further awards were granted under the 2001 Plan. However, vested and unvested stock options previously granted under the 2001 Plan remained outstanding

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

as of December 31, 2007. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 52.9 million shares of common stock. The 2006 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, restricted stock units and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2006 Plan to our executive officers is expected to occur in February of each year following the earnings announcements for the previous quarter and full year. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2007, an aggregate of 14.4 million shares were available for future grants and awards under these plans.

Stock options granted to date under our plans generally vest over four years. We recognize expense related to stock options on a straight-line basis over the vesting period for the entire award, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited to control dilution.

A summary of stock option activity for the year ended December 31, 2007 is as follows (options in thousands):

		Weighted Average
	Stock Options	Exercise Price

Outstanding at December 31, 2006	14,184	$59.75
Options granted	3,641	81.92
Options exercised	(3,134)	45.91
Options cancelled	(584)	75.22

Outstanding at December 31, 2007	14,107	$67.94

The following table summarizes information about stock options outstanding at December 31, 2007 (options in thousands):

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$19.50 – $27.50	298	2.20	$24.62	298	$24.62
$27.51 – $37.50	1,317	3.21	31.04	1,317	31.04
$39.50 – $51.00	1,115	5.10	42.83	1,115	42.83
$55.00 – $70.50	3,298	6.96	68.71	1,890	69.64
$71.00 – $91.00	8,079	8.28	78.70	2,122	77.04

	14,107	7.12	$67.94	6,742	$58.01

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted during the years ended December 31, 2007 and 2006, expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In periods prior to January 1, 2006, expected volatility was derived based upon historical volatility of our common stock. The change in determining the expected volatility assumption was based upon our traded options with maturities over one year being more actively traded than in the past along with the guidance provided by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001.

The weighted average fair value of the options granted in the years ended December 31, 2007, 2006 and 2005 were determined using the following assumptions:

	2007	2006	2005

Dividend Yield	–%	–%	–%
Volatility	23.8%	25.7%	30.2%
Risk-free interest rate	4.4%	4.5%	4.1%
Expected life (years)	5.1	5.1	5.3

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average fair value for options granted during 2007, 2006 and 2005 were $22.60, $22.32 and $28.11, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2007, 2006 and 2005 were $124.5 million, $40.5 million and $109.2 million, respectively. For the years ended December 31, 2007 and 2006, share-based payment expense related to stock options was $73.4 million and $66.3 million, respectively, or $50.4 million and $47.7 million net of the related tax benefits, respectively. For the year ended December 31, 2006, the impact on basic and diluted EPS related to share-based payment expense on stock options was $0.19. Since prior to adoption of SFAS 123(R) the exercise price of stock options granted generally equaled the market price of the underlying stock on the measurement date, the expense related to stock options represents the impact of adopting this standard.

Summarized information about outstanding stock options as of December 31, 2007 that are already vested and that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	that are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	13,484	6,742
Weighted average remaining contractual life	7.1 years	5.7 years
Weighted average exercise price per share	$67.50	$58.01
Intrinsic value (in millions)	$85.3	$83.4

*	Includes effects of estimated forfeitures

As of December 31, 2007, there was $111.4 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.8 years.

Performance Shares and RSUs

We granted performance shares in 2006, the vesting of which depends on our achievement of objective performance targets over a three year period ended December 31, 2008. In addition, we granted performance-based RSUs in July 2007, the vesting of which depends on our achievement of objective performance targets over an 18 month period ended December 31, 2008. To the extent our actual performance meets or exceeds the respective performance targets and the performance shares and/or RSUs are earned, they will generally vest at the end of the performance period ending December 31, 2008. We also granted RSUs in December 2007. These RSUs are not tied to our performance and will vest ratably on the first and second anniversaries of the date of grant, provided that the recipient is still our employee. Each of these awards will be converted into one share of our common stock upon vesting.

A summary of nonvested performance share and RSU activity for the year ended December 31, 2007 is as follows (Performance shares and RSUs in thousands):

		Weighted Average
	Performance	Grant Date
	Shares and RSUs	Fair Value

Outstanding at January 1, 2007	905	$67.86
Granted	348	72.78
Forfeited	(106)	67.86

Outstanding at December 31, 2007	1,147	$69.35

The fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. SFAS 123(R) requires us to estimate the number of performance shares and RSUs that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of December 31, 2007, we estimate that approximately 418,000 performance shares and RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of performance shares and RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2007 was $20.4 million, and is expected to be recognized over a period of 1.8 years. For the years ended December 31, 2007 and 2006, pre-tax expense (income) related to these awards was $(3.3) million and $9.7 million, respectively, or $(2.3) million and $6.8 million net of the related tax benefits, respectively.

4.	ACQUISITIONS

We have made acquisitions that took place during the years 2007 and 2006, certain of which are described below. These acquisitions were accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations” (SFAS No. 141). Accordingly, the results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. Pro forma financial information and other information required by SFAS No. 141 have not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

ORTHOsoft Inc.

In November 2007, we acquired ORTHOsoft Inc. (ORTHOsoft), a leader in computer navigation for orthopaedic surgery, in a cash transaction for an aggregate value of approximately $50 million. We recorded $31.4 million in

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

goodwill in connection with the acquisition. The acquisition of ORTHOsoft bolsters our SmartTools strategic initiative to bring innovative tools to the marketplace that will help create better and more reproducible outcomes for surgeons and patients.

Endius Incorporated

In April 2007, we acquired Endius Incorporated (Endius), a privately held spinal products company based in Massachusetts, for an aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items. We recorded $42.3 million in goodwill in connection with the acquisition. Endius develops and manufactures minimally invasive spine surgery products, implants and techniques to treat spine disease. The acquisition of Endius has expanded our spine product portfolio to include innovative minimally invasive instruments and implants.

Musculoskeletal Management Systems, LLC

In June 2006, we acquired Musculoskeletal Management Systems, LLC, more commonly known as the Human Motion Institute (HMI), a privately-held, hospital-focused consulting company based in Pennsylvania for a cash purchase price of $15.0 million. We recorded $13.0 million of goodwill in connection with the acquisition.

5.	INVENTORIES

Inventories at December 31, 2007 and 2006, consist of the following (in millions):

	2007	2006

Finished goods	$564.2	$489.1
Work in progress	50.3	46.4
Raw materials	113.3	102.8

Inventories, net	$727.8	$638.3

Reserves for excess and obsolete inventory were $143.7 million and $129.5 million at December 31, 2007 and 2006, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006, was as follows (in millions):

	2007	2006

Land	$19.4	$17.6
Building and equipment	855.3	724.6
Capitalized software costs	98.7	59.1
Instruments	903.8	768.5
Construction in progress	98.7	105.3

	1,975.9	1,675.1
Accumulated depreciation	(1,004.0)	(868.0)

Property, plant and equipment, net	$971.9	$807.1

Depreciation expense was $182.6 million, $155.0 million and $144.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006 (in millions):

	Americas	Europe	Asia Pacific	Total

Balance at January 1, 2006	$1,426.2	$896.9	$105.7	$2,428.8
Change in fair value estimates of Centerpulse related to:
Income taxes	(51.5)	–	–	(51.5)
Integration liability	(0.2)	(1.7)	(0.2)	(2.1)
Change in fair value estimates of Implex related to:
Earn-out payment	28.0	–	–	28.0
Integration liability	(0.5)	–	–	(0.5)
Purchase of Musculoskeletal
Management Systems	12.1	–	–	12.1
Currency translation	–	98.7	2.1	100.8

Balance at December 31, 2006	1,414.1	993.9	107.6	2,515.6
Change in fair value estimates of Centerpulse related to:
Integration liability	(0.1)	(1.0)	(0.1)	(1.2)
Income taxes	16.3	–	–	16.3
Impact of FIN 48 adoption	(61.4)	–	–	(61.4)
Change in fair value estimates of Musculoskeletal Management Systems related to:
Earn-out payment liability	0.3	–	–	0.3
Integration liability	0.6	–	–	0.6
Purchase of Endius	42.3	–	–	42.3
Purchase of ORTHOsoft Inc.	31.4	–	–	31.4
Other	–	9.9	–	9.9
Currency translation	–	63.5	4.1	67.6

Balance at December 31, 2007	$1,443.5	$1,066.3	$111.6	$2,621.4

During the year ended December 31, 2007, goodwill was reduced by $61.4 million related to the adoption of FIN 48 and increased by $83.6 million related to the acquisitions of Endius, ORTHOsoft and a foreign-based distributor. During the year ended December 31, 2006, goodwill was reduced by $51.5 million related to changes in the fair value estimates of Centerpulse. $46.0 million of this reduction was a decrease to the long term tax liability related to the expiration of the applicable statute of limitations. The remaining reduction primarily relates to the release of valuation allowances.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of identifiable intangible assets are as follows (in millions):

	Core	Developed	Trademarks and	Customer
	Technology	Technology	Trade Names	Relationships	Other	Total

As of December 31, 2007:
Intangible assets subject to amortization:
Gross carrying amount	$144.8	$433.3	$35.6	$44.5	$75.7	$733.9
Accumulated amortization	(27.9)	(116.4)	(13.1)	(6.2)	(26.4)	(190.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	199.9	–	–	199.9

Total identifiable intangible assets	$116.9	$316.9	$222.4	$38.3	$49.3	$743.8

As of December 31, 2006:
Intangible assets subject to amortization:
Gross carrying amount	$119.1	$417.3	$33.4	$35.5	$48.7	$654.0
Accumulated amortization	(20.5)	(88.1)	(9.8)	(4.0)	(20.2)	(142.6)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	201.2	–	–	201.2

Total identifiable intangible assets	$98.6	$329.2	$224.8	$31.5	$28.5	$712.6

Total amortization expense for finite-lived intangible assets was $47.4 million, $42.4 million and $41.7 million for the years ended December 31, 2007, 2006 and 2005, respectively, and was recorded as part of selling, general and administrative. Estimated annual amortization expense for the years ending December 31, 2008 through 2012 is $49.8 million, $50.4 million, $49.9 million, $47.2 million and $46.8 million, respectively.

8.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities at December 31, 2007 and 2006, consist of the following (in millions):

	2007	2006

Other current liabilities:
License and service agreements	$149.9	$115.0
Fair value of derivatives	50.0	24.1
Salaries, wages and benefits	59.3	49.3
Accrued liabilities	230.2	175.3

Total other current liabilities	$489.4	$363.7

Other long-term liabilities:
Long-term income tax payable	$137.0	$102.1
Other long-term liabilities	191.4	221.3

Total other long-term liabilities	$328.4	$323.4

9.	DEBT

We have a five year $1,350 million senior credit agreement (the “Senior Credit Facility”). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012. Available borrowings under the Senior Credit Facility at December 31, 2007, were $1,245.7 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and the maturity date may be extended for up to two one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2007. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.

Outstanding long-term debt as of December 31, 2007 was $104.3 million and $99.6 million as of December 31, 2006. We had no current debt as of December 31, 2007 or 2006.

We also have available uncommitted credit facilities totaling $70.4 million.

The weighted average interest rate for borrowings under the Senior Credit Facility was 1.17 percent at December 31, 2007. Borrowings under the Senior Credit Facility at December 31, 2007 and 2006 are Japanese Yen based borrowings. We paid $8.5 million, $5.8 million and $15.3 million in interest during 2007, 2006 and 2005, respectively.

Debt issuance costs of $22.8 million were incurred to obtain the Senior Credit Facility arrangement. These costs were capitalized and are amortized to interest expense over the lives of the related facility. At December 31, 2007, unamortized debt issuance costs were $4.4 million.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

10.	RETIREMENT AND POSTRETIREMENT BENEFIT PLANS

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees who were hired before September 2, 2002. Employees hired after September 2, 2002 are not part of the U.S. defined benefit plans. Employees who had not become a member of the Puerto Rico defined benefit plans by March 1, 2004 are not part of the Puerto Rico defined benefit plans. The employees who are not participating in the defined benefit plans do receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s average eligible compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

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

We adopted SFAS 158 (see Note 2 – Accounting Pronouncements) as of December 31, 2006. The adoption of SFAS 158 had the following effects on our consolidated balance sheet as of December 31, 2006 as we recognized the funded status of our defined benefit and postretirement benefit plans with a corresponding adjustment to Accumulated Other Comprehensive Income:

	Prior to Additional Minimum	Additional
	Liability Adjustment and	Minimum Liability	SFAS 158	Post
	SFAS 158 Adoption	Adjustments	Adjustments	SFAS 158

Prepaid pension	$21.1	$3.0	$(23.0)	$1.1
Other assets	173.8	–	19.1	192.9
Short-term accrued benefit liability	(10.5)	–	8.9	(1.6)
Long-term accrued benefit liability	(34.8)	–	(40.2)	(75.0)
Accumulated other comprehensive income	3.0	(3.0)	35.4	35.4

Defined Benefit Plans

The components of net pension expense for the years ended December 31, 2007, 2006 and 2005 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
	2007	2006	2005	2007	2006	2005

Service cost	$13.0	$13.1	$11.4	$10.8	$10.2	$8.7
Interest cost	8.9	7.4	5.6	5.7	4.8	4.9
Expected return on plan assets	(11.0)	(8.2)	(6.4)	(8.0)	(6.6)	(6.0)
Amortization of prior service cost	–	–	(0.1)	–	0.1	–
Amortization of unrecognized actuarial loss	2.9	3.7	2.1	0.2	0.2	0.6

Net periodic benefit cost	$13.8	$16.0	$12.6	$8.7	$8.7	$8.2

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2007	2006	2005	2007	2006	2005

Discount rate	6.14%	5.84%	6.25%	3.64%	3.20%	3.78%
Rate of compensation increase	3.84%	3.84%	3.82%	3.12%	2.27%	2.28%
Expected long-term return on plan assets	8.00%	8.25%	8.50%	4.73%	4.70%	4.77%

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments.

Changes in projected benefit obligations and plan assets, for the years ended December 31, 2007 and 2006 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2007	2006	2007	2006

Projected benefit obligation – beginning of year	$144.2	$130.4	$167.9	$146.5
Plan amendments	0.9	0.6	(1.2)	–
Service cost	13.0	13.1	10.8	10.2
Interest cost	8.8	7.4	5.7	4.8
Employee contributions	–	–	12.2	10.4
Benefits paid	(2.8)	(1.5)	(16.4)	(17.3)
Actuarial (gain) loss	1.9	(5.8)	(5.7)	1.5
Translation loss	–	–	8.3	11.8

Projected benefit obligation – end of year	$166.0	$144.2	$181.6	$167.9

Plan assets at fair market value – beginning of year	$115.3	$85.6	$159.7	$135.7
Actual return on plan assets	6.7	11.2	3.4	10.5
Company contributions	28.0	20.0	13.3	9.9
Employee contributions	–	–	12.2	10.4
Benefits paid	(2.8)	(1.5)	(16.4)	(17.3)
Expenses	–	–	–	–
Translation gain	–	–	8.2	10.5

Plan assets at fair market value – end of year	$147.2	$115.3	$180.4	$159.7

Funded status	$(18.8)	$(28.9)	$(1.2)	$(8.1)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$–	$1.1	$7.1	$–
Short-term accrued benefit liability	(5.6)	(0.7)	–	–
Long-term accrued benefit liability	(13.2)	(29.3)	(8.3)	(8.1)

Net amount recognized	$(18.8)	$(28.9)	$(1.2)	$(8.1)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$1.0	$0.2	$(1.1)	$–
Unrecognized actuarial loss	43.2	39.8	6.0	7.3

Net amount recognized	$44.2	$40.0	$4.9	$7.3

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2008:

	U.S. and
	Puerto Rico	Non-U.S.

Unrecognized prior service cost	$0.1	$(0.1)
Unrecognized actuarial loss	2.5	0.2

	$2.6	$0.1

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2007	2006	2005	2007	2006	2005

Discount rate	6.16%	6.14%	5.84%	3.71%	3.23%	3.15%
Rate of compensation increase	3.84%	3.84%	3.82%	3.15%	2.28%	2.27%

Plans with projected benefit obligations in excess of plan assets as of December 31, 2007 and 2006 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2007	2006	2007	2006

Benefit obligation	$166.0	$136.8	$163.0	$152.0
Plan assets at fair market value	147.2	106.7	155.5	140.3

Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2007 and 2006 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2007	2006	2007	2006

Accumulated benefit obligation	$20.5	$9.2	$5.5	$22.6
Plan assets at fair market value	8.8	–	4.5	18.3

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $116.8 million and $94.5 million as of December 31, 2007 and 2006, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $150.9 million and $150.3 million as of December 31, 2007 and 2006, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2008	$7.2	$11.6
2009	2.9	12.8
2010	3.7	14.1
2011	4.9	14.5
2012	6.3	11.6
2013-2017	51.7	61.2

Our weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	U.S. and
	Puerto Rico		Non-U.S.
Asset Category	2007	2006	2007	2006

Equity Securities	65%	65%	37%	34%
Debt Securities	35	35	38	38
Real Estate	–	–	15	15
Cash Funds	–	–	4	4
Other	–	–	6	9

Total	100%	100%	100%	100%

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

As of December 31, 2007 and 2006, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

We expect that we will have no minimum funding requirements by law in 2008 for the qualified U.S. and Puerto Rico defined benefit retirement plans. However, we expect to voluntarily contribute between $20 million to $24 million to these plans during 2008. Additionally, we expect to contribute

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

approximately $6 million million to our non-qualified defined benefit retirement plan during 2008. Contributions to non-U.S. defined benefit plans are estimated to be approximately $10 million in 2008. We do not expect the plan assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. We expensed $12.8 million, $12.6 million and $11.3 million related to these plans for the years ended December 31, 2007, 2006 and 2005, respectively.

Postretirement Benefit Plans

The components of net periodic expense for the year ended December 31, 2007, 2006 and 2005 for our unfunded postretirement benefit plans are as follows (in millions):

	2007	2006	2005

Service cost	$1.6	$1.6	$1.6
Interest cost	2.2	2.2	2.0
Amortization of prior service cost	(0.5)	(0.4)	–
Amortization of unrecognized actuarial loss	0.5	0.8	0.3

Net periodic benefit cost	$3.8	$4.2	$3.9

The weighted average actuarial assumptions used in accounting for our postretirement benefit plans were as follows:

	2007	2006	2005

Discount rate – Benefit obligation	6.16%	6.14%	5.84%
Discount rate – Net periodic benefit cost	6.14%	5.84%	6.25%
Initial healthcare cost trend rate	8.00%	8.50%	9.00%
Ultimate healthcare cost trend rate	5.00%	5.00%	5.00%
First year of ultimate trend rate	2014	2014	2014

Changes in benefit obligations for our postretirement benefit plans were (in millions):

	2007	2006

Benefit obligation – beginning of year	$38.5	$39.8
Plan amendments	–	(3.6)
Service cost	1.6	1.6
Interest cost	2.2	2.2
Employee contributions	0.1	0.1
Benefits paid	(0.9)	(0.6)
Actuarial gain	(2.2)	(1.0)

Benefit obligation – end of year	$39.3	$38.5

Funded status	$(39.3)	$(38.5)

Amounts recognized in consolidated balance sheet:
Short-term accrued benefit liability	$(1.3)	$(0.9)
Long-term accrued benefit liability	(38.0)	(37.6)

Net amount recognized	$(39.3)	$(38.5)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$(2.9)	$(3.3)
Unrecognized actuarial loss	8.0	10.5

Net amount recognized	$5.1	$7.2

A one percentage point change in the assumed healthcare cost trend rates would have no significant effect on the service and interest cost components of net postretirement benefit expense and the accumulated postretirement benefit obligation. The effect of a change in the healthcare cost trend rate is tempered by an annual cap that limits medical costs we pay.

Amounts recorded as part of accumulated other comprehensive income that will be recognized as part of our postretirement benefit expense during 2008 are not expected to be material.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,

2008	$1.4
2009	1.9
2010	2.3
2011	2.8
2012	3.2
2013–2017	17.5

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

11.	Income Taxes

The components of earnings before taxes consist of the following (in millions):

For the Years Ended December 31,	2007	2006	2005

United States operations	$597.0	$727.3	$706.5
Foreign operations	534.6	441.7	334.2

Total	$1,131.6	$1,169.0	$1,040.7

The provision for income taxes consists of (in millions):
Current:
Federal	$173.0	$178.5	$150.5
State	25.0	22.2	22.7
Foreign	96.0	89.5	80.3

	294.0	290.2	253.5

Deferred:
Federal	39.0	31.7	63.0
State	19.0	5.0	–
Foreign	5.9	7.1	(9.2)

	63.9	43.8	53.8

Provision for income taxes	$357.9	$334.0	$307.3

Income taxes paid during 2007, 2006 and 2005 were $255.9 million, $257.6 million and $189.2 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2007	2006	2005

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	2.7	1.3	0.9
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(7.0)	(4.3)	(3.9)
Tax benefit relating to operations in Puerto Rico	(3.1)	(2.0)	(1.3)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.2)	(1.2)	(0.8)
R&D credit	(0.4)	(0.1)	(0.5)
Non-deductible expenses	0.2	0.1	0.1
Department of Justice Settlement	5.2	–	–
In-process research and development charges	0.2	–	–
Other	–	(0.2)	–

Effective income tax rate	31.6%	28.6%	29.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes consisted of the following (in millions):

December 31,	2007	2006

Deferred tax assets:
Inventory	$118.6	$114.7
Fixed assets	–	1.8
Net operating loss carryover	101.4	138.6
Tax credit carryover	20.7	88.4
Capital loss carryover	1.7	1.7
Accrued liabilities	97.3	95.3
Share-based compensation	35.7	21.4
Unremitted earnings of foreign subsidiaries	94.0	36.4
Other	24.4	20.9

Total deferred tax assets	493.8	519.2
Less: Valuation allowances	(55.7)	(35.5)

Total deferred tax assets after valuation	438.1	483.7

Deferred tax liabilities:
Fixed assets	$(36.3)	$(26.9)
Intangible assets	(174.8)	(167.7)
Accrued liabilities	(1.4)	(5.4)
Other	(3.0)	(0.9)

Total deferred tax liabilities	(215.5)	(200.9)

Total net deferred tax assets	$222.6	$282.8

The vast majority of the net operating loss carryover is available to reduce future federal and state taxable earnings. At December 31, 2007, these net operating loss carryovers generally expire within a period of 1 to 19 years. Valuation allowances for net operating loss carryovers have been established in the amount of $16.3 million and $10.4 million at December 31, 2007 and December 31, 2006, respectively. The tax credit carryovers are entirely available to offset future federal and state tax liabilities. At December 31, 2007, these tax credit carryovers generally expire within a period of 1 to 15 years. We have established valuation allowances for certain tax credit carryovers in the amount of $20.2 million and $15.0 million at December 31, 2007 and December 31, 2006, respectively. The entire capital loss carryover is also available to reduce future federal taxable earnings; however, the capital loss carryover is subject to a valuation allowance and expires in 2 years. The remaining valuation allowances of $17.5 million and $8.4 million at December 31, 2007 and December 31, 2006, respectively, relate primarily to potential capital losses. We have established valuation allowances related to certain business combination transactions that, if not ultimately required, will result in a reduction of goodwill. These allowances were approximately $33.9 million and $29.0 million at December 31, 2007 and December 31, 2006, respectively.

At December 31, 2007, we had an aggregate of approximately $493 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

In September 2007, we reached a settlement with the United States Department of Justice in an ongoing investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement, we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount. No tax benefit has been recorded related to the settlement expense due to the uncertainty as to the tax treatment. We intend to pursue resolution of this uncertainty with taxing authorities, but are unable to ascertain the outcome or timing for such resolution at this time. For more information regarding the settlement, see Note 15.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN 48). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

We adopted FIN 48 on January 1, 2007.  Prior to the adoption of FIN 48 we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impact of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability on a gross basis versus the historical net presentation. The adoption resulted in the financial statement liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007. The adoption resulted in this decrease in the liability as well as a reduction to retained earnings of $4.8 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, which was recorded in other current and non-current assets on our consolidated balance sheet, and an increase in an interest/penalty payable of $7.9 million, all as of January 1, 2007. Therefore, after the adoption of FIN 48, the amount of unrecognized tax benefits is $95.7 million as of January 1, 2007, of which $28.6 million would impact our effective tax rate, if recognized. The amount of unrecognized tax benefits is $135.2 million as of December 31, 2007. Of this amount, $41.0 million would impact our effective tax rate, if recognized.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$95.7
Increases related to prior periods	27.4
Decreases related to prior periods	(5.5)
Increases related to current period	21.9
Decreases related to settlements with taxing authorities	(1.3)
Decreases related to lapse of statue of limitations	(3.0)

Balance at December 31, 2007	$135.2

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Earnings, which is consistent with the recognition of these items in prior reporting periods. As of January 1, 2007, we recorded a liability of $9.6 million for accrued interest and penalties, of which $7.5 million would impact our effective tax rate, if recognized. The amount of this liability is $19.6 million as of December 31, 2007. Of this amount, $14.7 million would impact our effective tax rate, if recognized.

We expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a significant impact on our results of operations or financial position.

The U.S. federal statute of limitations remains open for the year 2003 and onward with years 2003 and 2004 currently under examination by the IRS. It is reasonably possible that a resolution with the IRS for the years 2003 through 2004 will be reached within the next twelve months, but we do not anticipate this would result in any material impact on our financial position. In addition, for the 1999 tax year of Centerpulse, which we acquired in October 2003, one issue remains in dispute. The resolution of this issue would not impact our effective tax rate, as it would be recorded as an adjustment to goodwill.

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

Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2003 onward), Canada (1999 onward), France (2005 onward), Germany (2005 onward), Italy (2003 onward), Japan (2001 onward), Puerto Rico (2005 onward), Singapore (2003 onward), Switzerland (2004 onward), and the United Kingdom (2005 onward).

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Our tax returns are currently under examination in various foreign jurisdictions. The major foreign tax jurisdictions under examination include Germany, Italy and Switzerland. It is reasonably possible that such audits will be resolved in the next twelve months, but we do not anticipate that the resolution of these audits would result in any material impact on our results of operations or financial position.

12.	CAPITAL STOCK AND EARNINGS PER SHARE

We have 2 million shares of Series A Participating Cumulative Preferred Stock authorized for issuance, none of which were outstanding as of December 31, 2007.

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

	2007	2006	2005

Weighted average shares outstanding for basic net earnings per share	235.5	243.0	247.1
Effect of dilutive stock options and other equity awards	2.0	2.4	2.7

Weighted average shares outstanding for diluted net earnings per share	237.5	245.4	249.8

For the year ended December 31, 2007, an average of 3.1 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2006 and 2005, an average of 7.6 million and 2.9 million options, respectively, were not included.

In December 2005, our Board of Directors authorized a stock repurchase program of up to $1 billion through December 31, 2007. In December 2006, our Board of Directors authorized an additional stock repurchase program of up to $1 billion through December 31, 2008. As of December 31, 2007 we had acquired approximately 19,345,200 shares at a cost of $1,378.9 million, before commissions.

13.	SEGMENT DATA

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation expense, settlement, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S and Puerto Rico based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets
	2007	2006	2005	2007	2006	2005	2007	2006

Americas	$2,277.0	$2,076.5	$1,941.8	$1,184.2	$1,093.7	$1,020.8	$2,552.6	$2,444.9
Europe	1,081.0	931.1	874.8	432.6	385.9	317.9	1,999.2	1,864.7
Asia Pacific	539.5	487.8	469.5	260.1	231.5	212.4	348.3	314.1

Net sales	$3,897.5	$3,495.4	$3,286.1

Share-based payment expense				(70.1)	(74.8)	–
Inventory step-up				(0.5)	–	(5.0)
Settlement				(169.5)	–	–
Acquisition, integration and other				(25.2)	(6.1)	(56.6)
Global operations and corporate functions				(484.0)	(465.0)	(434.5)	1,733.6	1,350.7

Operating profit				$1,127.6	$1,165.2	$1,055.0

Total assets							$6,633.7	$5,974.4

U.S. sales were $2,140.3 million, $1,962.5 million and $1,845.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Sales to any individual country outside of the U.S. were not significant. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

	2007	2006	2005

Reconstructive
Knees	$1,636.9	$1,460.5	$1,366.2
Hips	1,298.9	1,188.9	1,140.6
Extremities	104.0	77.6	66.1
Dental	221.0	179.0	148.1

Total	3,260.8	2,906.0	2,721.0
Trauma	205.8	194.7	179.8
Spine	197.0	177.4	160.4
OSP and other	233.9	217.3	224.9

Total	$3,897.5	$3,495.4	$3,286.1

Long-lived tangible assets as of December 31, 2007 and 2006 are as follows:

	2007	2006

Americas	$707.3	$558.5
Europe	211.8	203.6
Asia Pacific	52.8	45.0

Total	$971.9	$807.1

The Americas long-lived tangible assets are located primarily in the U.S. Approximately $195.3 million of Europe long-lived tangible assets are located in Switzerland.

Capital expenditures by operating segment for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005

Americas
Additions to other property, plant and equipment	$0.7	$0.7	$0.7
Europe
Additions to instruments	25.4	20.0	8.3
Additions to other property, plant and equipment	24.6	25.9	20.0
Asia Pacific
Additions to instruments	1.2	1.7	2.4
Additions to other property, plant and equipment	2.4	2.5	1.0
Global operations and corporate functions
Additions to instruments	111.9	104.5	139.3
Additions to other property, plant and equipment	165.0	113.0	83.6

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

Depreciation and amortization included in operating segment profit for the years ended December 31, 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005

Americas	$66.9	$56.7	$51.0
Europe	60.7	46.5	40.8
Asia Pacific	22.7	18.7	14.8
Global operations and corporate functions	79.7	75.5	79.1

	$230.0	$197.4	$185.7

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

14.	LEASES

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2007 were $35.4 million for 2008, $28.5 million for 2009, $21.5 million for 2010, $16.1 million for 2011, $12.5 million for 2012 and $20.3 million thereafter. Total rent expense for the years ended December 31, 2007, 2006 and 2005 aggregated $37.1 million, $31.1 million and $27.9 million, respectively.

15.	COMMITMENTS AND CONTINGENCIES

Product Liability and Intellectual Property-Related Litigation

As a result of our acquisition of Centerpulse in 2003, we acquired the entity involved in Centerpulse’s hip and knee implant litigation matter. The litigation was a result of a voluntary recall of certain hip and knee implants manufactured and sold by Centerpulse. On March 13, 2002, a U.S. Class Action Settlement Agreement was entered into by Centerpulse that resolved U.S. claims related to the affected products and a settlement trust was established and funded for the most part by Centerpulse. The court approved the settlement arrangement on May 8, 2002. Under the terms of the settlement agreement, we will reimburse the settlement trust a specified amount for each revision surgery over 4,000 and revisions on reprocessed shells over 64. As of December 31, 2007, the claims administrator has received 4,133 likely valid claims for hips (cut-off date June 5, 2003) and knees (cut-off date November 17, 2003) and 200 claims for reprocessed shells (cut-off date September 8, 2004). We believe the litigation liability recorded as of December 31, 2007 is adequate to provide for any future claims regarding the hip and knee implant litigation.

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

Government Investigations and Related Litigation

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

We settled civil and administrative claims related to the federal investigation for a cash payment to the United States government of $169.5 million. We recorded a $169.5 million expense during the third quarter of 2007 in connection with the settlement.

Under the terms of the DPA, the U.S. Attorney filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2006. The court deferred prosecution of the criminal complaint during the 18-month term of the DPA. The U.S. Attorney will seek dismissal of the criminal complaint after the 18-month period if we comply with the provisions of the DPA. The DPA provides for oversight by a federally appointed monitor. Under the CIA, which has a term of five years, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in that agreement. We also agreed to retain an independent review organization (“IRO”) to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute. Our obligation to retain an IRO is suspended during the 18-month term of the DPA. A material breach of the DPA or the CIA may subject us to further criminal or civil action and/or to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

In November 2007, we received a civil investigative demand from the Massachusetts Attorney General’s office seeking additional information regarding the financial relationships we publicly disclosed pursuant to the DPA with a number of Massachusetts healthcare providers. We are cooperating fully with the investigators with regard to this matter. We understand that similar inquiries were directed to other companies in the orthopaedics industry.

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

On September 25, 2007, the Staff of the SEC informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We are fully cooperating with the SEC with regard to this informal investigation.

Following announcement of our entry into the DPA and CIA and commencement of the informal SEC investigation described above, two shareholder derivative actions were filed in Kosciusko Superior Court in Warsaw, Indiana. The first action, captioned Bottner v. Dvorak et al., was filed on October 16, 2007. The second action, captioned Capizzi v. Dvorak et al., was filed on October 30, 2007. On November 19, 2007, these two cases were consolidated under the caption In re Zimmer, Inc. Derivative Litigation. The plaintiffs seek to maintain the action purportedly on our behalf against all of our current directors and two former directors. On December 10, 2007, the plaintiffs filed a consolidated amended derivative complaint, which claims, among other things, breaches of fiduciary duty by the individual defendants which allegedly allowed misconduct to occur, including alleged illegal payments to doctors, and caused us financial harm, including the cost of the settlement with the federal government described above. The plaintiffs do not seek damages from us, but instead request damages of an unspecified amount on our behalf. The plaintiffs also request that the court order (i) disgorgement of profits, benefits and other compensation obtained by the individual defendants and (ii) certain matters of corporate governance be placed before our stockholders for a vote. On January 16, 2008, we and the individual defendants filed separate motions to dismiss the complaint and memoranda in support. We and the individual defendants also filed a joint motion to stay discovery pending a ruling on the motions to dismiss. The motions are currently pending with the court.

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in millions, except per share data)

	2007 Quarter Ended				2006 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$950.2	$970.6	$903.2	$1,073.5	$860.4	$881.6	$819.8	$933.6
Gross profit	743.8	754.2	704.0	819.6	671.0	681.6	636.6	726.1
Net earnings	233.4	231.5	44.5	263.8	205.6	200.9	183.3	244.7
Net earnings per common share
Basic	0.99	0.98	0.19	1.13	0.83	0.82	0.76	1.03
Diluted	0.98	0.97	0.19	1.12	0.82	0.81	0.76	1.02

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2007, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

We submitted the Annual CEO Certification for 2007 required by the New York Stock Exchange to the exchange on June 4, 2007.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year and the information included under the caption “Executive Officers” in Part I of this report.

ITEM 11.	Executive Compensation

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005

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

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Zimmer Holdings, Inc.

By:	/s/ DAVID C. DVORAK
David C. Dvorak
President and Chief Executive Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ James T. Crines James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 29, 2008

/s/ Derek M. Davis Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2008

/s/ John L. McGoldrick John L. McGoldrick	Director	February 29, 2008

/s/ Stuart M. Essig Stuart M. Essig	Director	February 29, 2008

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 29, 2008

/s/ Arthur J. Higgins Arthur J. Higgins	Director	February 29, 2008

/s/ Augustus A. White, III Augustus A. White, III	Director	February 29, 2008

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description

3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated July 28, 2001, together with Certificate of Amendment of Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 9, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007)
3.2	Certificate of Designations of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc., dated as of August 6, 2001 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed November 13, 2001)
3.3	Restated By-Laws of Zimmer Holdings, Inc. effective November 30, 2007 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed November 27, 2007)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, effective August 6, 2001 (incorporated by reference to Appendix C to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.5*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed August 6, 2001)
10.6*	First Amendment to the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.7*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.8*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on form 10-K filed February 28, 2007)
10.9*	Employment Agreement with J. Raymond Elliott (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2006)
10.10*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.11*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10.12*	Change in Control Severance Agreement with Sheryl L. Conley (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated filed August 8, 2003)
10.13*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2007)
10.14*	Form of Change in Control Severance Agreement with Chad F. Phipps and Derek M. Davis (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.15*	Change in Control Severance Agreement with Jon E. Kramer (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 8, 2004)
10.16*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.17*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
10.18*	Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)
10.19*	First Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 9, 2005)

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

10.20*	Second Amendment of Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliate Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 4, 2006)
10.21*	Form of Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.22*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.23*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.24*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.25*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2005)
10.26*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10.27*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.28*	Form of Performance Share Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (for Non-U.S. employees) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.29*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.30*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.31*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.32*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.33*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.34*	Form of Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.35*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (two-year vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2007)
10.36*	Form of Restricted Stock Unit Award Letter for Non-US Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (two-year vesting) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2007)
10.37*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2007)
10.38*	Summary Compensation Sheet
10.39	$1,350,000,000 Amended and Restated Credit Agreement dated as of November 30, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007)

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

10.40	Settlement Agreement dated September 27, 2007, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Zimmer Holdings, Inc. on behalf of its wholly owned subsidiary Zimmer, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.41	Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.42	Deferred Prosecution Agreement dated September 27, 2007, between Zimmer, Inc. and the United States Attorney’s Office for the District of New Jersey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.43	Zimmer, Inc. Monitor Agreement and Agreement Regarding Fees and Reimbursements, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2007)
10.44	Form of Indemnification Agreement with Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 25, 2008)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	indicates management contracts or compensatory plans or arrangements

ZIMMER HOLDINGS, INC.                                                                                                                                                              2007 FORM 10-K ANNUAL REPORT

Valuation and Qualifying Accounts	Schedule II

	(In millions)

		Additions
	Balance at	Charged		Effects of	Balance at
	Beginning	(Credited)	Deductions	Foreign	End of
Description	of Period	to Expense	to Reserve	Currency	Period

Doubtful Accounts:
Year Ended December 31, 2005	$28.4	$(2.2)	$(1.5)	$(1.4)	$23.3
Year Ended December 31, 2006	23.3	(3.2)	(1.0)	1.3	20.4
Year Ended December 31, 2007	20.4	1.4	(1.2)	1.1	21.7

Excess and Obsolete Inventory:
Year Ended December 31, 2005	$124.1	$21.6	$(18.5)	$(6.2)	$121.0
Year Ended December 31, 2006	121.0	32.6	(26.0)	1.9	129.5
Year Ended December 31, 2007	129.5	38.6	(26.9)	2.5	143.7

Excess and Obsolete Instruments:
Year Ended December 31, 2005	$36.4	$10.0	$(7.8)	$(0.9)	$37.7
Year Ended December 31, 2006	37.7	8.3	(5.4)	0.1	40.7
Year Ended December 31, 2007	40.7	3.1	(12.5)	0.4	31.7