Form 10-Q
period 2008-03-31
ZIMMER HOLDINGS INC
filed 2008-05-12
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At April 25, 2008, there were 231,490,725 shares outstanding of the registrant’s $.01 par value Common Stock.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2008

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months
	Ended March 31,
	2008	2007

Net Sales	$1,059.2	$950.2
Cost of products sold	254.7	206.4

Gross Profit	804.5	743.8

Research and development	50.0	52.3
Selling, general and administrative	415.6	361.6
Acquisition, integration and other expense	7.3	2.7

Operating expenses	472.9	416.6

Operating Profit	331.6	327.2
Interest income (expense)	1.0	(0.2)

Earnings before income taxes and minority interest	332.6	327.0
Provision for income taxes	93.1	93.3
Minority interest	(0.2)	(0.3)

Net Earnings	$239.3	$233.4

Earnings Per Common Share
Basic	$1.03	$0.99
Diluted	$1.02	$0.98
Weighted Average Common Shares Outstanding
Basic	232.5	236.9
Diluted	233.9	239.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$476.0	$463.9
Restricted cash	2.8	2.5
Accounts receivable, less allowance for doubtful accounts	759.3	674.3
Inventories, net	756.6	727.8
Prepaid expenses and other current assets	54.3	59.4
Deferred income taxes	173.6	154.8

Total current assets	2,222.6	2,082.7
Property, plant and equipment, net	1,039.0	971.9
Goodwill	2,712.7	2,621.4
Intangible assets, net	734.8	743.8
Other assets	210.1	213.9

Total Assets	$6,919.2	$6,633.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$164.7	$174.1
Income taxes payable	68.5	85.1
Other current liabilities	556.0	489.4

Total current liabilities	789.2	748.6
Other long-term liabilities	303.6	328.4
Long-term debt	116.9	104.3

Total Liabilities	1,209.7	1,181.3

Commitments and Contingencies (Note 12)
Minority interest	3.0	2.8
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 252.7 million shares in 2008 (252.2 million in 2007) issued	2.5	2.5
Paid-in capital	3,038.9	2,999.1
Retained earnings	3,776.2	3,536.9
Accumulated other comprehensive income	412.4	290.3
Treasury stock, 21.2 million shares in 2008 (19.3 million in 2007)	(1,523.5)	(1,379.2)

Total Stockholders’ Equity	5,706.5	5,449.6

Total Liabilities and Stockholders’ Equity	$6,919.2	$6,633.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three
	Months
	Ended March 31,
	2008	2007

Cash flows provided by (used in) operating activities:
Net earnings	$239.3	$233.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	61.8	53.4
Share-based payment expense	14.9	20.9
Income tax benefit from stock option exercises	2.6	27.9
Excess income tax benefit from stock option exercises	(1.6)	(20.0)
Changes in operating assets and liabilities:
Income taxes	5.4	18.6
Receivables	(53.1)	(63.4)
Inventories	(14.0)	(19.6)
Accounts payable and accrued expenses	12.7	(17.8)
Other assets and liabilities	(25.3)	(40.4)

Net cash provided by operating activities	242.7	193.0

Cash flows used in investing activities:
Additions to instruments	(57.5)	(34.5)
Additions to other property, plant and equipment	(53.4)	(18.7)
Investments in other assets	—	(5.9)

Net cash used in investing activities	(110.9)	(59.1)

Cash flows provided by (used in) financing activities:
Proceeds from employee stock compensation plans	16.8	79.0
Excess income tax benefit from stock option exercises	1.6	20.0
Repurchase of common stock	(144.3)	(173.4)

Net cash used in financing activities	(125.9)	(74.4)

Effect of exchange rates on cash and equivalents	6.2	0.8

Increase in cash and equivalents	12.1	60.3
Cash and equivalents, beginning of year	463.9	265.7

Cash and equivalents, end of period	$476.0	$326.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2007 have been reclassified to conform to the current year presentation.

Consolidated cash flows for the three months ended March 31, 2007 include the correction of an error in presentation of $20.2 million, which had previously been reported as a component of operating cash flows in the Form 10-Q for the three month period ended March 31, 2007 and is now appropriately reported in financing cash flows, as more fully described in our Form 10-Q for the three and six month periods ended June 30, 2007.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended
	March 31,
	2008	2007
	(In millions)

Net Earnings	$239.3	$233.4
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	124.3	15.9
Unrealized foreign currency hedge losses, net of tax	(46.9)	(7.5)
Reclassification adjustments on foreign currency hedges, net of tax	17.5	2.2
Unrealized gains on securities, net of tax	27.7	—
Prior service cost and unrecognized (gains) losses in actuarial assumptions, net of tax	(0.5)	3.5

Total Other Comprehensive Income	122.1	14.1

Comprehensive Income	$361.4	$247.5

The unrealized gain on securities in the three months ended March 31, 2008 relates primarily to an investment previously accounted for under the equity method that is now considered an available-for-sale investment and accounted for at fair value as we no longer exercise significant influence over the third party investee.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

	March 31,	December 31,
	2008	2007
	(In millions)

Finished goods	$590.9	$564.2
Work in progress	59.4	50.3
Raw materials	106.3	113.3

Inventories, net	$756.6	$727.8

4.	Property, Plant and Equipment

	March 31,	December 31,
	2008	2007
	(In millions)

Land	$21.6	$19.4
Buildings and equipment	921.4	855.3
Capitalized software costs	107.4	98.7
Instruments	971.6	903.8
Construction in progress	86.6	98.7

	2,108.6	1,975.9
Accumulated depreciation	(1,069.6)	(1,004.0)

Property, plant and equipment, net	$1,039.0	$971.9

5.	Other Current Liabilities

	March 31,	December 31,
	2008	2007
	(In millions)

Fair value of derivatives	$66.1	$50.0
Accrued liabilities	489.9	439.4

Total other current liabilities	$556.0	$489.4

6.	Fair Value Measurement of Assets and Liabilities

On January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements” (SFAS No. 157) as it relates to financial assets and liabilities recorded at fair value on a recurring basis. Financial Accounting Standards Board Staff Position (FSP) No. 157-2 has delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the full adoption of SFAS No. 157 will have a material impact on our consolidated financial statements or results of operations.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following financial assets and liabilities are recorded at fair value on a recurring basis as of March 31, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$66.1	$66.1	$—	$—
Derivatives, current and non-current	2.7	—	2.7	—

	$68.8	$66.1	$2.7	$—

Liabilities
Derivatives, current and non-current	$95.8	$—	$95.8	$—

	$95.8	$—	$95.8	$—

Available-for-sale securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets. Derivatives relate to foreign exchange forward contracts entered into with various third parties. We value these instruments using a market approach based on foreign currency exchange rates obtained from active markets.

7.	Income Taxes

In September 2007, we reached a settlement with the United States Department of Justice in an ongoing investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount. No tax benefit was recorded related to the settlement expense due to the uncertainty as to the tax treatment. We have, however, initiated a process to resolve this uncertainty with taxing authorities and anticipate a resolution in the second or third quarter of 2008.

The U.S. federal returns for years 2003 and 2004 are currently under examination by the IRS. It is reasonably possible that a resolution with the IRS for the years 2003 through 2004 will be reached by the third or fourth quarter of 2008, but we do not anticipate this would result in any significant impact on our results of operations or financial position.

8.	Retirement and Postretirement Benefit Plans

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees. The employees who are not participating in the defined benefit plans do receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the three month periods ended March 31, 2008 and 2007, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007

Service cost	$6.3	$6.9
Interest cost	4.6	3.6
Expected return on plan assets	(6.0)	(4.5)
Amortization of unrecognized actuarial loss	0.7	0.7

Net periodic benefit cost	$5.6	$6.7

The components of net periodic benefit expense for the three month periods ended March 31, 2008 and 2007, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months
	Ended March 31,
	2008	2007

Service cost	$0.4	$0.4
Interest cost	0.6	0.6
Amortization of unrecognized prior service cost	(0.1)	(0.1)
Amortization of unrecognized actuarial loss	0.1	0.2

Net periodic benefit cost	$1.0	$1.1

We contributed approximately $18 million during the three month period ended March 31, 2008, to our U.S. and Puerto Rico defined benefit plans and may make additional contributions of up to $6 million during the remainder of 2008. We contributed $3.4 million to our foreign-based defined benefit plans in the three month period ended March 31, 2008, and expect to contribute an additional $8.3 million to these foreign-based plans during 2008. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

9.	Capital Stock and Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Weighted average shares outstanding for basic net earnings per share	232.5	236.9
Effect of dilutive stock options and other equity awards	1.4	2.3

Weighted average shares outstanding for diluted net earnings per share	233.9	239.2

During the three month periods ended March 31, 2008 and 2007, an average of 9.1 million options and 1.1 million options, respectively, to purchase shares of common stock were not included in the computation of

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

In the three month period ended March 31, 2008 we repurchased approximately 1.9 million shares of our common stock at an average price of $76.61 per share for a total cash outlay of $144.3 million, including commissions. In December 2005 and 2006, our Board of Directors authorized separate $1 billion share repurchase plans. Approximately $476.8 million remains authorized under these plans through December 31, 2008. We recently announced that our Board of Directors authorized an additional $1.25 billion share repurchase program which expires December 31, 2009.

10.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in predominately orthopaedic surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based payment expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2008	2007	2008	2007

Americas	$607.1	$567.8	$313.0	$297.0
Europe	305.5	258.8	128.4	111.7
Asia Pacific	146.6	123.6	65.3	58.3

Total	$1,059.2	$950.2

Share-based payment expense			(14.9)	(20.9)
Inventory step-up			(0.3)	—
Acquisition and integration			(7.3)	(2.7)
Global operations and corporate functions			(152.6)	(116.2)

Operating profit			$331.6	$327.2

Beginning in 2008, our Hips product category sales no longer include bone cement and accessory sales, which have been reclassified to our Orthopaedic Surgical Products and Other product category. Amounts in the three

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

month period ended March 31, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation. Product category net sales are as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Reconstructive Implants	$872.2	$780.1
Trauma	55.5	50.1
Spine	54.2	46.7
Orthopaedic Surgical Products and Other	77.3	73.3

Total	$1,059.2	$950.2

11.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS 141. SFAS 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS 109 and FIN 48 after the effective date of SFAS No. 141(R) regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements or results of operations.

12.	Commitments and Contingencies

Intellectual Property and Product Liability-Related Litigation

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

Under the terms of the DPA, the U.S. Attorney filed a criminal complaint in the United States District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2006. The court deferred prosecution of the criminal complaint during the 18-month term of the DPA. The U.S. Attorney will seek dismissal of the criminal complaint after the 18-month period if we comply with the provisions of the DPA. The DPA provides for oversight by a federally appointed monitor. Under the CIA, which has a term of five years, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in the CIA. We also agreed to retain an independent review organization (“IRO”) to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute. Our obligation to retain an IRO is suspended during the 18-month term of the DPA. A material breach of the DPA or the CIA may subject us to further criminal or civil action and/or to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

In June 2006, we received a subpoena from the United States Department of Justice, Antitrust Division (“Department”), requesting that we produce documents for the period beginning January 2001 through June 2006, pertaining to an investigation of possible violations of federal criminal law, including possible violations of the antitrust laws, involving the manufacture and sale of orthopaedic implant devices. On March 26, 2008, the Department informed us that it has closed its criminal investigation of possible antitrust and related offenses in the

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

orthopaedic implants industry. Neither we nor any of our employees were charged in connection with the Department’s investigation.

In September 2007, the Staff of the SEC informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We are fully cooperating with the SEC with regard to this informal investigation.

Following announcement of our entry into the DPA and CIA and commencement of the informal SEC investigation described above, two shareholder derivative actions were filed in Kosciusko Superior Court in Warsaw, Indiana. The first action, captioned Bottner v. Dvorak et al., was filed on October 16, 2007. The second action, captioned Capizzi v. Dvorak et al., was filed on October 30, 2007. On November 19, 2007, these two cases were consolidated under the caption In re Zimmer, Inc. Derivative Litigation. The plaintiffs seek to maintain the action purportedly on our behalf against six of our current directors and two former directors. On December 10, 2007, the plaintiffs filed a consolidated amended derivative complaint, which alleges, among other things, breaches of fiduciary duty by the individual defendants which allegedly allowed misconduct to occur, including alleged illegal payments to doctors, and caused us financial harm, including the cost of the settlement with the federal government described above. The plaintiffs do not seek damages from us, but instead request damages of an unspecified amount on our behalf. The plaintiffs also request that the court order (i) disgorgement of profits, benefits and other compensation obtained by the individual defendants and (ii) certain matters of corporate governance be placed before our stockholders for a vote. On January 16, 2008, we and the individual defendants filed separate motions to dismiss the complaint and memoranda in support. We and the individual defendants also filed a joint motion to stay discovery pending a ruling on the motions to dismiss. The plaintiffs filed their opposition to these motions on February 26, 2008. We and the individual defendants filed joint reply briefs on March 11, 2008. All of the motions are currently pending with the court.

On April 24, 2008, a complaint was filed in the United States District Court for the Southern District of New York, Thorpe v. Zimmer, Inc., et al, naming us and two of our subsidiaries as defendants. The complaint relates to a putative class action on behalf of certain residents of New York who had hip or knee implant surgery involving Zimmer products during an unspecified period. The complaint alleges that our relationships with orthopaedic surgeons and others violated the New York deceptive practices statute and unjustly enriched us. The plaintiff requests actual damages or $50.00, whichever is greater, on behalf of each class member, a permanent injunction from our engaging in allegedly improper practices in the future and restitution in an unspecified amount. At this time, we have not yet been served with process in this action or filed any response. We believe this lawsuit is without merit and, if served, we intend to defend it vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in predominately orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Beginning in 2008, our Hips product segment sales no longer include bone cement and accessory sales, which have been reclassified to our OSP and Other product segment. Amounts in the three month period ended March 31, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2008.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 6 percentage points of sales growth, compared to 8 percentage points in the same 2007 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products, porous hip stems and the introduction of gender based devices continues to positively affect sales growth.

We believe innovative products will continue to affect the orthopaedics industry. In the second half of 2006, we launched the Zimmer® Gender Solutionstm High-Flex Knee Femoral Implant. High flex knees now make up approximately 49 percent of our total femoral unit sales on a global basis, having grown from approximately 28 percent prior to the launch of the Zimmer Gender Solutions Knee.

Pricing Trends

Selling prices were flat during the three month period ended March 31, 2008 which is similar to the same 2007 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended March 31, 2008 which is similar to the same 2007 period. In Europe, selling prices for the three month period ended March 31, 2008 were flat, compared to a 1 percent decrease in the same 2007 period. Within Europe, Germany and Italy each experienced 2 percent decreases in selling prices in the three month period ended March 31, 2008, as a result of reductions in government implant reimbursement rates and group purchasing arrangements. Germany and Italy combined represent approximately 12 percent of our sales. Asia Pacific selling prices decreased 1 percent for the three month period ended March 31, 2008, compared to a 3 percent decrease in the same 2007 period. As anticipated, Japan reported a 3 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices. Japan represents approximately 8 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices will remain flat in 2008.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2008, foreign currency exchange rates had a positive 5 percent effect on sales. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 4 percent on sales for the year ending December 31, 2008. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options, solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts or options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

New Product Sales

New products, which management defines as products or stock keeping units (“SKUs”) introduced within the prior 36-month period to a particular market, accounted for 23 percent, or $242 million, of our sales during the three month period ended March 31, 2008. Adoption rates for new technologies are a key indicator of industry performance. Our sales have grown with the introduction of new products, such as Trabecular Metal Modular Acetabular Cups, certain SKUs of the NexGen® Complete Knee Solution including the Gender Solutions Knee Femoral Implant for the LPS-Flex, and CR-Flex Knees, the Dynesys®1 Dynamic Stabilization System, the Zimmer M/L Taper Stem and PALACOS®2 Bone Cement.

We believe new products in our current pipeline should continue to favorably affect our operating performance. Products we expect to contribute to new product sales in 2008 include the NexGen LPS-Flex Mobile Bearing Knee in the U.S.; the Gender Solutions Knee Femoral Implant; Gender Solutions Natural-Knee® Flex System; products incorporating Trabecular Metal Technology, including the Trabecular Metal Acetabular Revision System, Zimmer Trabecular Metal Reverse Shoulder System and Trabecular Metal Spine Implants; Zimmer M/L Taper Hip Prosthesis with Kinectivtm Technology; Versys® Epoch® Composite Hip Prosthesis; Anatomical Shouldertm Inverse/Reverse System; NCB® Locking Plate System; and CopiOs® Bone Void Filler3.

Durom® Acetabular Cups contributed to new product sales for the three month period ended March 31, 2008 and Durom-related procedures generally account for 5 to 10 percent of our hip sales in the U.S.; however, sales of this product during the remainder of 2008 may be adversely affected as a result of certain reports of an unusually high rate of revision. For more information, see “Risk Factors” in Part II, Item 1A of this report.

Settlement of Department of Justice Investigation

On September 27, 2007, we and other major U.S. orthopaedic manufacturers reached a settlement with the United States government to resolve all claims related to an ongoing investigation into financial relationships between the industry and consulting orthopaedic surgeons. We made a cash payment of $169.5 million to settle civil and administrative claims and entered into a Deferred Prosecution Agreement with the United States Attorney’s Office for the District of New Jersey. Under the provisions of the Deferred Prosecution Agreement, we are subject to oversight by a federally appointed monitor for a period of 18 months. We expect to incur costs of approximately $6-9 million per quarter to comply with the Deferred Prosecution Agreement through the remainder of the 18 month period.

We also entered into a Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

1 The Dynesys Dynamic Stabilization Spinal System is indicated for use as an adjunct to fusion in the U.S.
2 PALACOS® is a trademark of Heraeus Kulzer GmbH
3 Manufactured by Kensey Nash Corporation

Orthopaedic Surgical Products (OSP) Actions

In April 2008, we initiated voluntary product recalls of certain OSP products manufactured at the Dover, Ohio facility that we determined did not meet internal quality standards. We do not expect these recalls to affect our core hip and knee implants business. Additionally, we have voluntarily and temporarily suspended production and sales of certain OSP products manufactured at the Dover facility. We expect these actions will adversely impact 2008 OSP revenues by $70 to $80 million and 2008 diluted earnings per share by $0.18-$0.20, including $0.07 related to inventory charges, idle plant costs and other non-recurring charges. Approximately $0.03 of the full year effect of these actions is reflected in the results for the three month period ended March 31, 2008.

First Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$607.1	$567.8	7%	5%	1%	1%
Europe	305.5	258.8	18	6	—	12
Asia Pacific	146.6	123.6	19	8	(1)	12

	$1,059.2	$950.2	11	6	—	5

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$453.9	$407.5	11%	7%	—%	4%
Hips	330.6	299.4	10	4	(1)	7
Extremities	31.9	24.2	31	25	2	4
Dental	55.8	49.0	14	8	1	5

Total	872.2	780.1	12	6	—	6

Trauma	55.5	50.1	11	4	2	5
Spine	54.2	46.7	16	11	3	2
OSP and other	77.3	73.3	5	1	—	4

Total	$1,059.2	$950.2	11	6	—	5

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the NexGen Rotating Hinge Knee exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups, Durom Acetabular Cups with Metasul LDH Large Diameter Heads and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. We expect to face a challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market. New products are expected to contribute in the near term but not entirely offset the lack of a hip resurfacing product within our U.S. hip portfolio.

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Locking Plates and the NCB Locking Plates led trauma sales. The Dynesys Dynamic Stabilization System and the OptimaTM4 ZS Spinal Fixation System led Spine sales. OSP sales were negatively affected by Patient Care product recalls but were partially offset by strong growth in PALACOS Bone Cement.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2008	2007	% Inc

Reconstructive
Knees	$280.3	$262.7	7%
Hips	148.6	142.6	4
Extremities	23.3	17.7	32
Dental	29.9	28.2	6

Total	482.1	451.2	7

Trauma	33.2	31.2	6
Spine	42.6	38.3	11
OSP and other	49.2	47.1	5

Total	$607.1	$567.8	7

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Trabecular Metal Primary Hip Prosthesis led hip stem sales, but were partially offset by weaker sales of cemented stems. The Zimmer M/L Taper stem with Kinectiv Technology and Trabecular Metal Acetabular Cups also made strong contributions. As noted above, we expect that the adoption of hip resurfacing in the U.S. market will adversely affect our hip sales growth in the near term.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates, the NCB Locking Plate System and the I.T.S.T.tm Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Optima ZS Spinal Fixation System led spine sales. PALACOS Bone Cement and Extremity Surgical Products led OSP sales.

4 Trademark of U & I Corporation

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2008	2007	% Inc

Reconstructive
Knees	$120.3	$102.0	18%
Hips	128.6	111.8	15
Extremities	6.8	5.1	32
Dental	19.0	13.4	42

Total	274.7	232.3	18

Trauma	10.5	9.0	16
Spine	9.7	6.9	41
OSP and other	10.6	10.6	—

Total	$305.5	$258.8	18

Changes in foreign exchange rates positively affected both knee and hip sales by 12 percent. Excluding these foreign exchange rate effects, these product categories experienced positive sales growth in our Europe region: the NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee; NexGen Trabecular Metal Tibial Components; and the NexGen CR-Flex Knee. Growth in porous stems, including the CLS Spotorno Stem and the Alloclassic Zweymüller Stem, led hip sales, but were offset by weaker sales of cemented and revision stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Acetabular Cups with Metasul LDH Large Diameter Heads, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB Plating System led trauma sales, which were partially offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System and the Optima ZS Spinal Fixation System led spine sales. Wound management products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$53.3	$42.8	25%
Hips	53.4	45.0	19
Extremities	1.8	1.4	23
Dental	6.9	7.4	(7)

Total	115.4	96.6	19

Trauma	11.8	9.9	20
Spine	1.9	1.5	32
OSP and other	17.5	15.6	12

Total	$146.6	$123.6	19

Changes in foreign exchange rates positively affected both knee and hip sales by 13 percent. Reported decreases in average selling prices negatively affected hip sales by 2 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period. The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, Durom Acetabular Cups with Metasul LDH Large Diameter Heads and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. Dental sales experienced negative growth due to lower demand in Japan and Korea. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. The Dynesys Dynamic Stabilization System led Spine sales. Powered surgical instruments led OSP sales.

Gross Profit

Gross profit as a percentage of net sales was 76.0 percent in the three month period ended March 31, 2008, compared to 78.3 percent in the same 2007 period. The primary contributors to the decrease in gross profit margin were the increase in period over period hedge losses, increased inventory charges due to the OSP related actions and an increase in excess inventory and obsolescence charges. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 4.7 percent for the three month period ended March 31, 2008, compared to 5.5 percent in the same 2007 period. R&D decreased to $50.0 million for the three month period ended March 31, 2008, from $52.3 million in the same 2007 period, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and our enhanced compliance and ethics initiatives. We expect those R&D activities to resume in the second quarter of 2008. We continue to target R&D spending at what management believes to be an average of 4-6 percent for our industry.

SG&A as a percentage of net sales was 39.2 percent for the three month period ended March 31, 2008, compared to 38.1 percent in the same 2007 period. SG&A increased to $415.6 million for the three month period ended March 31, 2008, from $361.6 million in the same 2007 period. Legal and other outside service fees increased in the three month period ended March 31, 2008 compared to the same 2007 period. The increased fees are attributable to the corporate monitor, assistance with our enhanced compliance and ethics initiatives and the various legal matters described in Note 12 to the consolidated financial statements. Additionally, instrument costs increased in the three month period ended March 31, 2008 compared to the same 2007 period. SG&A expenses in 2008 were positively affected by an adjustment of approximately $5.6 million made to our share-based payment expense to recognize differences in actual and expected forfeitures of granted stock options. SG&A expenses in 2007 were positively affected by the favorable settlement of a legal claim made against a third party for interference in a contractual relationship with a former distributor of our products.

Acquisition, integration and other expenses for the three month period ended March 31, 2008 were $7.3 million compared to $2.7 million in the same 2007 period. The expenses are primarily related to 2007 acquisitions.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended March 31, 2008 increased 1.4 percent to $331.6 million, from $327.2 million in the same 2007 period. The modest increase in operating profit was due to increased sales which were partially offset by lower gross margins and planned increases in SG&A costs.

The effective tax rate on earnings before income taxes and minority interest decreased to 28.0 percent for the three month period ended March 31, 2008, from 28.5 percent in the same 2007 period. The decrease in the effective tax rate is primarily due to the resolution of certain tax positions during the period.

Net earnings increased 2.5 percent to $239.3 million for the three month period ended March 31, 2008, compared to $233.4 million in the same 2007 period. The increase was primarily due to a modest increase in operating profit and a lower effective tax rate. Basic and diluted earnings per share both increased 4 percent to $1.03 and $1.02, respectively, from $0.99 and $0.98, respectively, in the same 2007 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2007 and 2008 share repurchases.

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

The following table sets forth operating profit as a percentage of sales by segment for the three month periods ended March 31, 2008 and 2007:

Percent of net sales

	Three Months Ended March 31,
	2008	2007

Americas	51.6%	52.3%
Europe	42.0	43.1
Asia Pacific	44.5	47.2

In the Americas, operating profit as a percentage of sales decreased primarily due to increased selling expenses pertaining to trauma products and higher instrument costs for reconstructive products in the U.S. compared to the prior year.

European operating profit as a percentage of net sales decreased, primarily as a result of decreased gross margins from the impact of losses from foreign currency hedges. The decrease in gross margins was partially offset by a reduction in operating expenses as a percent of sales due to controlled spending.

Asia Pacific operating profit as a percentage of net sales decreased, primarily as a result of decreased gross margins from the impact of foreign currency hedges. The decrease in gross margins was partially offset by a reduction in operating expenses as a percent of sales due to controlled spending.

Liquidity and Capital Resources

Cash flows provided by operating activities were $242.7 million in 2008, compared to $193.0 million in the same 2007 period. The principal source of cash was net earnings of $239.3 million. Non-cash items included in net earnings accounted for another $76.7 million of operating cash. All other items of operating cash flows reflect a use of $73.3 million of cash, primarily related to pension funding and working capital investments to support sales growth. Operating cash flows continue to be positively affected by delayed payments related to various contractual arrangements with healthcare professionals or institutions. In the three month period ended March 31, 2008, we estimate this had a positive effect of approximately $22 million.

We continue to focus on working capital management. At March 31, 2008, we had 59 days of sales outstanding in trade accounts receivable, which is similar to the same 2007 period. At March 31, 2008, we had 268 days of inventory on hand, favorable to March 31, 2007 by 19 days and unfavorable to December 31, 2007 by 10 days. The reduction from the same 2007 period reflects higher cost of goods sold in the quarter.

Cash flows used in investing activities were $110.9 million in the three month period ended March 31, 2008, compared to $59.1 million used in investing in the same 2007 period. Additions to instruments during the three month period ended March 31, 2008 were $57.5 million, compared to $34.5 million in the same 2007 period. Instrument deployments increased in 2008 as a result of new product launches. Additions to other property, plant and equipment during the three month period ended March 31, 2008 were $53.4 million, compared to $18.7 million in the same 2007 period, reflecting investments in our planned infrastructure initiatives. During 2008, we expect to make investments to expand our international manufacturing capabilities, upgrade our global information technology systems and improve our quality system infrastructure, among other investments.

Cash flows used in financing activities were $125.9 million for the three month period ended March 31, 2008, compared to $74.4 million in the same 2007 period. Proceeds from our stock compensation plans decreased in the three month period ended March 31, 2008, compared to the same 2007 period due to a decrease in employee stock option exercises. For the three months ended March 31, 2008, we repurchased 1.9 million common shares for a total of $144.3 million under our stock repurchase programs, compared to $173.4 million in the same 2007 period.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $116.9 million outstanding under the Senior Credit Facility at March 31, 2008, and, therefore, our available borrowings were $1,233.1 million. The $116.9 million is for use in Japan and carries a low interest rate, which is why we have not repaid the debt. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2008. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $72.8 million.

Our Board of Directors previously authorized two stock repurchase programs of up to $1 billion each, with the most recent program expiring December 31, 2008. As of March 31, 2008, we had repurchased shares of common stock with an aggregate repurchase price of $1,523.6 million, including commissions, under these programs. Additionally, we recently announced that our Board of Directors authorized an additional $1.25 billion share repurchase program, which expires December 31, 2009. We may use excess cash or borrow against our Senior Credit Facility to repurchase additional common stock under these programs.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but is not expected to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS 141. SFAS 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS 109 and FIN 48 after the effective date of SFAS No. 141(R) regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS No. 160). SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements or results of operations.

Critical Accounting Estimates

There were no changes in the three month period ended March 31, 2008 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	our compliance with the Deferred Prosecution Agreement through March 2009 and the Corporate Integrity Agreement through 2012;

•	the costs of defending or resolving lawsuits, investigations or other proceedings resulting from our recent settlement with the United States government;

•	the impact of our enhanced healthcare compliance global initiatives and business practices on our relationships with customers and consultants, our market share and our overall financial performance;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators and tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances with other orthopaedic and biotechnology companies;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We have received certain reports of a high rate of revision with respect to one of our hip products, and the results of our investigation into this matter are unknown at this point.

We are conducting an on-going investigation into certain reports of an unusually high rate of revision of the Durom Acetabular Cup. We have not completed our review and analysis of the relevant data and we will continue to investigate to try to determine what factors may be contributing to these reports of a higher revision rate. Depending upon the outcome of our investigation, this matter could result in product liability lawsuits and claims, safety alerts or product recalls which, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs**

January 2008	—	$—	19,345,200	$621,139,846
February 2008	593,500	77.59	19,938,700	575,086,445
March 2008	1,289,800	76.17	21,228,500	476,848,205

Total	1,883,300	$76.61	21,228,500	$476,848,205

*	In December 2005, our Board of Directors authorized the repurchase of up to $1 billion of common stock through December 31, 2007. In December 2006, our Board of Directors authorized the repurchase of an additional $1 billion of common stock through December 31, 2008.

**	Amounts reported in this column do not include an additional $1.25 billion repurchase program through December 31, 2009 that we publicly announced on April 24, 2008.

Item 5.	Other Information

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

Date: May 12, 2008

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: May 12, 2008