Form 10-Q
period 2008-06-30
ZIMMER HOLDINGS INC
filed 2008-08-05
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 29, 2008, 225,230,955 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2008

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007

Net Sales	$1,079.5	$970.6	$2,138.7	$1,920.8
Cost of products sold	262.3	216.4	517.0	422.8

Gross Profit	817.2	754.2	1,621.7	1,498.0

Research and development	50.1	53.5	100.1	105.8
Selling, general and administrative	446.2	374.3	861.8	735.9
Acquisition, integration and other expense	12.5	3.9	19.8	6.6

Operating expenses	508.8	431.7	981.7	848.3

Operating Profit	308.4	322.5	640.0	649.7
Interest and other, net	6.8	1.3	7.8	1.1

Earnings before income taxes and minority interest	315.2	323.8	647.8	650.8
Provision for income taxes	87.8	92.2	180.9	185.5
Minority interest	(0.3)	(0.1)	(0.5)	(0.4)

Net Earnings	$227.1	$231.5	$466.4	$464.9

Earnings Per Common Share
Basic	$0.99	$0.98	$2.02	$1.96
Diluted	$0.99	$0.97	$2.01	$1.94
Weighted Average Common Shares Outstanding
Basic	228.4	236.9	230.5	236.9
Diluted	229.5	239.2	231.7	239.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$388.1	$463.9
Restricted cash	2.8	2.5
Accounts receivable, less allowance for doubtful accounts	782.5	674.3
Inventories, net	800.7	727.8
Prepaid expenses and other current assets	57.2	59.4
Deferred income taxes	176.8	154.8

Total current assets	2,208.1	2,082.7
Property, plant and equipment, net	1,113.7	971.9
Goodwill	2,721.3	2,621.4
Intangible assets, net	721.9	743.8
Other assets	177.4	213.9

Total Assets	$6,942.4	$6,633.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$184.0	$174.1
Income taxes payable	27.8	85.1
Other current liabilities	596.1	489.4

Total current liabilities	807.9	748.6
Other long-term liabilities	296.9	328.4
Long-term debt	329.3	104.3

Total Liabilities	1,434.1	1,181.3

Commitments and Contingencies (Note 12)
Minority interest	3.3	2.8
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 253.3 million shares in 2008 (252.2 million in 2007) issued	2.5	2.5
Paid-in capital	3,095.4	2,999.1
Retained earnings	4,003.3	3,536.9
Accumulated other comprehensive income	423.2	290.3
Treasury stock, 28.1 million shares in 2008 (19.3 million in 2007)	(2,019.4)	(1,379.2)

Total Stockholders’ Equity	5,505.0	5,449.6

Total Liabilities and Stockholders’ Equity	$6,942.4	$6,633.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six
	Months
	Ended June 30,
	2008	2007

Cash flows provided by (used in) operating activities:
Net earnings	$466.4	$464.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	129.2	109.4
Gain on sale of other assets	(8.7)	—
Share-based compensation	39.4	41.1
Income tax benefit from stock option exercises	10.0	37.9
Excess income tax benefit from stock option exercises	(6.0)	(25.6)
Changes in operating assets and liabilities:
Income taxes	(35.7)	4.1
Receivables	(81.9)	(54.2)
Inventories	(53.8)	(36.8)
Accounts payable and accrued expenses	87.6	2.4
Other assets and liabilities	(23.2)	(47.5)

Net cash provided by operating activities	523.3	495.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(119.5)	(72.9)
Additions to other property, plant and equipment	(121.5)	(70.3)
Proceeds from sale of other assets	12.0	—
Acquisitions, net of acquired cash	(7.5)	(112.1)

Net cash used in investing activities	(236.5)	(255.3)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	220.0	—
Proceeds from employee stock compensation plans	45.2	132.1
Excess income tax benefit from stock option exercises	6.0	25.6
Repurchase of common stock	(640.2)	(305.2)

Net cash used in financing activities	(369.0)	(147.5)

Effect of exchange rates on cash and equivalents	6.4	0.1

Increase (decrease) in cash and equivalents	(75.8)	93.0
Cash and equivalents, beginning of year	463.9	265.7

Cash and equivalents, end of period	$388.1	$358.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six month periods ended June 30, 2007 have been reclassified to conform to the current year presentation.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Net Earnings	$227.1	$231.5	$466.4	$464.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	5.8	(10.3)	129.9	5.6
Unrealized foreign currency hedge losses, net of tax	(6.9)	(4.9)	(54.2)	(12.4)
Reclassification adjustments on foreign currency hedges, net of tax	17.5	4.6	35.4	6.8
Unrealized gains (losses) on securities, net of tax	(7.6)	(0.3)	20.1	(0.3)
Prior service cost and unrecognized losses in actuarial assumptions, net of tax	2.0	0.8	1.7	4.3

Total Other Comprehensive Income	10.8	(10.1)	132.9	4.0

Comprehensive Income	$237.9	$221.4	$599.3	$468.9

The unrealized loss and gain on securities in the three and six months ended June 30, 2008 relates primarily to an investment previously accounted for under the equity method that is now considered an available-for-sale investment and accounted for at fair value as we no longer exercise significant influence over the third party investee. During the three month period ended June 30, 2008, proceeds from the sale of available-for-sale securities were $12.0 million, resulting in a gross realized gain recorded in interest and other of $8.7 million.

3.	Inventories

	June 30,	December 31,
	2008	2007
	(In millions)

Finished goods	$628.0	$564.2
Work in progress	61.3	50.3
Raw materials	111.4	113.3

Inventories, net	$800.7	$727.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

	June 30,	December 31,
	2008	2007
	(In millions)

Land	$21.4	$19.4
Buildings and equipment	919.4	855.3
Capitalized software costs	119.4	98.7
Instruments	1,019.4	903.8
Construction in progress	121.8	98.7

	2,201.4	1,975.9
Accumulated depreciation	(1,087.7)	(1,004.0)

Property, plant and equipment, net	$1,113.7	$971.9

5.	Other Current Liabilities

	June 30,	December 31,
	2008	2007
	(In millions)

License and service agreements	$196.4	$149.9
Salaries, wages and benefits	74.6	59.3
Accrued liabilities	325.1	280.2

Total other current liabilities	$596.1	$489.4

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following financial assets and liabilities are recorded at fair value on a recurring basis as of June 30, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$46.0	$46.0	$—	$—
Derivatives, current and non-current	4.0	—	4.0	—

	$50.0	$46.0	$4.0	$—

Liabilities
Derivatives, current and non-current	$79.6	$—	$79.6	$—

	$79.6	$—	$79.6	$—

Available-for-sale securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets. Derivatives relate to foreign exchange forward contracts and foreign currency options entered into with various third parties. We value these instruments using a market approach based on foreign currency exchange rates obtained from active markets.

7.	Income Taxes

In September 2007, we reached a settlement with the United States Department of Justice in an ongoing investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount. No tax benefit was recorded related to the settlement expense due to the uncertainty as to the tax treatment. We have, however, initiated a process to resolve this uncertainty with taxing authorities and anticipate a resolution in the third or fourth quarter of 2008.

The U.S. federal returns for years 2003 and 2004 are currently under examination by the IRS. On July 15, 2008 the Service issued its examination report. We will be filing a formal protest and requesting a conference with the Appeals Office regarding disputed issues. Although the appeals process could take several years, we do not anticipate resolution of the audit will result in any significant impact on our results of operations, financial position or cash flows.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the three and six month periods ended June 30, 2008 and 2007, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$6.3	$6.7	$12.6	$13.6
Interest cost	4.4	3.4	9.0	7.0
Expected return on plan assets	(5.6)	(4.4)	(11.6)	(8.9)
Amortization of unrecognized actuarial loss	0.8	0.8	1.5	1.5
Settlement	2.6	—	2.6	—

Net periodic benefit cost	$8.5	$6.5	$14.1	$13.2

The components of net periodic benefit expense for the three and six month periods ended June 30, 2008 and 2007, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.6	0.6	1.2	1.2
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of unrecognized actuarial loss	0.1	0.2	0.2	0.4

Net periodic benefit cost	$1.0	$1.1	$2.0	$2.2

We contributed approximately $18 million during the six month period ended June 30, 2008, to our U.S. and Puerto Rico defined benefit plans and may make additional contributions of up to $6 million during the remainder of 2008. We contributed $6 million to our foreign-based defined benefit plans in the six month period ended June 30, 2008, and expect to contribute an additional $5 million to these foreign-based plans during the remainder of 2008. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

9.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted average shares outstanding for basic net earnings per share	228.4	236.9	230.5	236.9
Effect of dilutive stock options and other equity awards	1.1	2.3	1.2	2.3

Weighted average shares outstanding for diluted net earnings per share	229.5	239.2	231.7	239.2

During the three and six month periods ended June 30, 2008, an average of 9.6 million options and 9.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and six month periods ended June 30, 2007, an average of 0.1 million options and 0.6 million options, respectively, were not included.

In the three month period ended June 30, 2008 we repurchased approximately 6.9 million shares of our common stock at an average price of $71.55 per share for a total cash outlay of $495.9 million, including commissions. In the six month period ended June 30, 2008, we repurchased approximately 8.8 million shares of our common stock at an average price of $72.64 per share for a total cash outlay of $640.2 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which expires December 31, 2009. Approximately $1.23 billion remains authorized under this plan.

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

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Americas	$594.5	$568.1	$310.8	$296.5
Europe	325.8	267.2	125.4	107.2
Asia Pacific	159.2	135.3	69.8	65.0

Total	$1,079.5	$970.6

Share-based compensation			(24.5)	(20.2)
Inventory step-up			(1.5)	(0.3)
Acquisition, integration and other			(12.5)	(3.9)
Global operations and corporate functions			(159.1)	(121.8)

Operating profit			$308.4	$322.5

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Americas	$1,201.6	$1,135.9	$623.8	$593.5
Europe	631.3	526.0	253.8	218.9
Asia Pacific	305.8	258.9	135.1	123.3

Total	$2,138.7	$1,920.8

Share-based compensation			(39.4)	(41.1)
Inventory step-up			(1.8)	(0.3)
Acquisition, integration and other			(19.8)	(6.6)
Global operations and corporate functions			(311.7)	(238.0)

Operating profit			$640.0	$649.7

Beginning in 2008, our Hips product category sales, which are included in the Reconstructive implants product category in the table below, no longer include bone cement and accessory sales, which have been reclassified to our Orthopaedic Surgical Products and Other product category. Amounts in the three and six month periods ended June 30, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation. Product category net sales are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reconstructive implants	$904.1	$794.7	$1,775.6	$1,574.2
Trauma	54.7	50.3	110.2	100.4
Spine	54.5	49.0	108.8	95.7
Orthopaedic surgical products	66.2	76.6	144.1	150.5

Total	$1,079.5	$970.6	$2,138.7	$1,920.8

11.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but will not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS No. 141. SFAS No. 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS No. 109 and FIN 48 after the effective date of SFAS No. 141(R) regardless of the acquisition date. Therefore, if a remeasurement of those assets and

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

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

Intellectual Property and Product Liability-Related Litigation

On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. We continue to believe that our defenses on the remaining action are valid and meritorious, and we intend to defend the Howmedica lawsuit vigorously.

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

On April 24, 2008, a complaint was filed in the United States District Court for the Southern District of New York, Thorpe v. Zimmer, Inc., et al., naming us and two of our subsidiaries as defendants. The complaint relates to a putative class action on behalf of certain residents of New York who had hip or knee implant surgery involving Zimmer products during an unspecified period. The complaint alleges that our relationships with orthopaedic surgeons and others violated the New York deceptive practices statute and unjustly enriched us. The plaintiff requests actual damages or $50.00, whichever is greater, on behalf of each class member, a permanent injunction from our engaging in allegedly improper practices in the future and restitution in an unspecified amount. We believe this lawsuit is without merit, and we intend to defend it vigorously.

13.	Subsequent Events

In July, 2008 we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. on a voluntary basis, while we update product labeling to provide more detailed surgical technique instructions to surgeons and implement a surgical training program in the U.S. The Durom Cup will continue to be marketed without interruption outside the U.S.

We estimate that these actions, in large part, will result in the loss of $20-$30 million in hip product sales during 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in predominantly orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Beginning in 2008, our Hips product category sales no longer include bone cement and accessory sales, which have been reclassified to our OSP and Other product category. Amounts in the three and six month periods ended June 30, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2008 and our expected results for the remainder of 2008.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of sales growth during the three month period ended June 30, 2008, compared to 8 percentage points in the same 2007 period. We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular Metaltm Technology products, high-flex knees, knee revision products, porous hip stems and the introduction of gender based devices continues to positively affect sales growth.

We believe innovative products will continue to affect the orthopaedics industry. Since the launch of the Zimmer® Gender Solutionstm High-Flex Knee Femoral Implant, high-flex knees now make up over 50 percent of our knee unit sales on a global basis, having grown from approximately 28 percent prior to the launch of the Zimmer Gender Solutions Knee.

Pricing Trends

Selling prices remained flat during the three month period ended June 30, 2008, which is similar to the same 2007 period. The Americas experienced a 1 percent increase in selling prices during the three month period ended June 30, 2008, which is similar to the same 2007 period. In Europe, selling prices for the three month period ended June 30, 2008 were flat, compared to a decrease of 1 percent in the same 2007 period. Within Europe, Germany and Italy experienced decreases in selling prices of 3 percent and 2 percent, respectively, in the three month period ended June 30, 2008, as a result of reductions in government implant reimbursement rates and group purchasing arrangements while other European markets were flat or slightly positive. Germany and Italy combined currently represent approximately 12 percent of our sales. Asia Pacific selling prices decreased 3 percent for the three month period ended June 30, 2008, compared to a 1 percent decrease in the same 2007 period. As anticipated, Japan reported a 5 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices, while other Asia Pacific markets were slightly negative to flat. Japan currently represents approximately 8 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices will remain flat in 2008.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2008, foreign currency exchange rates had a positive 6 percent effect on sales. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 4 percent on sales for the year ending December 31, 2008. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Durom® Acetabular Cup

In July, 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. on a voluntary basis, while we update product labeling to provide more detailed surgical technique instructions to surgeons and implement a surgical training program in the U.S. The Durom Cup will continue to be marketed without interruption outside the U.S.

Following a comprehensive review of clinical experience and product conformance to specifications in the U.S. and Europe, we found no evidence of a defect in the materials, manufacture, or design of the implant. We have identified that surgeons who regularly achieve the desired outcome with the Durom Cup consistently execute crucial technique steps and place the cup in a specific manner. Following our review, we determined that revised surgical technique instructions and a surgical training program are required to more consistently achieve desired clinical results in the U.S. We have shared our review and conclusions with the U.S. Food and Drug Administration and will continue to update the Agency.

We estimate that these actions, in large part, will result in the loss of $20-$30 million in hip product sales during 2008.

Compliance-Related Matters

On September 27, 2007, we and other major U.S. orthopaedic manufacturers reached a settlement with the United States government to resolve all claims related to an ongoing investigation into financial relationships between the industry and consulting orthopaedic surgeons. We paid a $169.5 million settlement amount and entered into a Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office for the District of New Jersey. Under the DPA, we expect to remain subject to oversight by a federally appointed monitor through March, 2009.

We also entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

We are in the process of implementing an enhanced global compliance program which addresses areas such as product development, marketing, surgeon training and educational and charitable funding. The principles of this program are intended to exceed the requirements of the DPA and CIA as they apply to all product segments and reach all worldwide operations. We currently estimate that the costs for complying with the DPA and CIA and implementing the enhanced compliance program in 2008 will be in a range of $50-$60 million, including the fees incurred for the federally appointed monitor.

The implementation of the enhanced global compliance program and the effort to transition to certain new standards for collaboration has caused disruptions in our surgeon training programs that support new product introductions. As a result, we have experienced slower than anticipated adoption of certain new products. While we believe these disruptions are temporary, this issue is expected to adversely impact the adoption of new products across all of our product categories during 2008.

These temporary disruptions caused by the transition to our enhanced compliance model had a negative impact on our Dental business in particular during the quarter. Our current priority is to reconcile our broader compliance framework with conventional marketing practices in the Dental sector, and we are moving rapidly to resume a robust training program that is central to that division’s success. While we believe these disruptions are temporary, this issue together with a weak U.S. economy is expected to adversely impact Zimmer Dental sales performance during the remainder of 2008.

Orthopaedic Surgical Products (OSP) Actions

In April 2008, we initiated voluntary product recalls of certain OSP patient care products manufactured at the Dover, Ohio facility that we determined did not meet internal quality standards. We do not expect these recalls to affect our core hip and knee implants business. Additionally, we have voluntarily and temporarily suspended production and sales of certain OSP products manufactured at the Dover facility. We expect to have most, if not all, of these products back in production by the end of 2008, with many products resuming by end of the third quarter. We expect these actions will adversely impact 2008 OSP revenues by $70 to $80 million and 2008 diluted earnings per share by $0.18-$0.20, including $0.07 related to inventory charges, idle plant costs and other non-recurring charges.

Second Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$594.5	$568.1	5%	3%	1%	1%
Europe	325.8	267.2	22	8	—	14
Asia Pacific	159.2	135.3	18	9	(3)	12

	$1,079.5	$970.6	11	5	—	6

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$467.2	$406.0	15%	11%	(1)%	5%
Hips	342.5	305.9	12	5	(1)	8
Extremities	31.1	26.3	18	13	1	4
Dental	63.3	56.5	12	5	1	6

Total	904.1	794.7	14	8	—	6

Trauma	54.7	50.3	9	2	1	6
Spine	54.5	49.0	11	5	4	2
OSP and other	66.2	76.6	(14)	(18)	—	4

Total	$1,079.5	$970.6	11	5	—	6

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the NexGen Rotating Hinge Knee exhibited strong growth.

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. will negatively impact hip sales growth for the remainder of 2008. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we expect to face a challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Locking Plates and the I.T.S.T.™ Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica® Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in PALACOS Bone Cement.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$279.8	$255.5	9%
Hips	149.2	143.6	4
Extremities	21.7	18.5	17
Dental	29.2	31.3	(7)

Total	479.9	448.9	7

Trauma	30.7	30.1	2
Spine	42.4	40.2	6
OSP and other	41.5	48.9	(15)

Total	$594.5	$568.1	5

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. will negatively impact hip sales and we also expect that the adoption of hip resurfacing in the U.S. market will adversely affect our hip sales growth.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for dental reflects disruptions caused by our enhanced compliance model and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$125.0	$100.7	24%
Hips	137.5	114.0	21
Extremities	7.4	6.1	22
Dental	24.5	18.1	35

Total	294.4	238.9	23

Trauma	12.7	9.9	27
Spine	9.6	7.4	28
OSP and other	9.1	11.0	(17)

Total	$325.8	$267.2	22

Changes in foreign exchange rates positively affected both knee and hip sales by 14 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, and the NexGen CR-Flex Knee each experienced positive sales growth in our European region.

The continued conversion to porous stems, including the CLS Spotorno Stem and the Alloclassic Zweymüller Stem, led hip sales, but was offset by weaker sales of cemented stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB Plating System led trauma sales. The Dynesys Dynamic Stabilization System and the Optima ZS Spinal Fixation System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in Surgical Equipment products.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$62.4	$49.8	25%
Hips	55.8	48.3	15
Extremities	2.0	1.7	16
Dental	9.6	7.1	35

Total	129.8	106.9	21

Trauma	11.3	10.3	11
Spine	2.5	1.4	83
OSP and other	15.6	16.7	(7)

Total	$159.2	$135.3	18

Changes in foreign exchange rates positively affected knee sales by 12 percent and hip sales by 13 percent. Reported decreases in average selling prices negatively affected knee sales by 4 percent and hip sales by 5 percent. The NexGen Complete Knee Solution product line, including NexGen Trabecular Metal Tibial Components, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy® Acetabular System and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. The Dynesys Dynamic Stabilization System led spine sales. OSP sales were negatively affected by the patient care product recalls.

Gross Profit

Gross profit as a percentage of net sales was 75.7 percent in the three month period ended June 30, 2008, compared to 77.7 percent in the same 2007 period and 76.0 percent in the three month period ended March 31, 2008. The primary contributors to the decrease in gross profit margin were the increase in period over period hedge losses, idle plant costs due to the OSP related actions and an increase in excess inventory and obsolescence charges. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 4.6 percent for the three month period ended June 30, 2008, compared to 5.5 percent in the same 2007 period. R&D decreased to $50.1 million for the three month period ended June 30, 2008, from $53.5 million in the same 2007 period, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and our enhanced compliance and ethics initiatives. Certain development and external research activities have resumed during the quarter and we expect R&D spending for 2008 to be within, but at the low end, of our historical average of 5-6 percent of sales.

SG&A as a percentage of net sales was 41.3 percent for the three month period ended June 30, 2008, compared to 38.6 percent in the same 2007 period. SG&A increased to $446.2 million for the three month period ended June 30, 2008, from $374.3 million in the same 2007 period. Increased SG&A costs include monitor fees as well as consulting and legal fees associated with the global roll-out of our enhanced compliance program. Such costs resulted in an approximately $20 million increase over the same prior year period.

Acquisition, integration and other expenses for the three month period ended June 30, 2008 were $12.5 million compared to $3.9 million in the same 2007 period. These expenses pertain to current and prior period acquisitions, including facility consolidation costs, legal fees and retention and termination payments.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended June 30, 2008 decreased 4 percent to $308.4 million, from $322.5 million in the same 2007 period. The decrease in operating profit is due to lower gross margins and significant but temporary increases in SG&A costs attributable to the roll-out of our enhanced compliance program.

Interest and other income for the three month period ended June 30, 2008 increased to $6.8 million dollars from $1.3 million in the same 2007 period. Interest and other income for the three month period ended June 30, 2008 includes a realized gain of $8.7 million dollars related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt during the quarter.

The effective tax rate on earnings before income taxes and minority interest decreased to 27.8 percent for the three month period ended June 30, 2008, from 28.5 percent in the same 2007 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions and the resolution of certain tax positions during the period.

Net earnings decreased 2 percent to $227.1 million for the three month period ended June 30, 2008, compared to $231.5 million in the same 2007 period. The decrease was primarily due to lower gross margins and planned increases in SG&A costs, partially offset by higher sales and a lower effective tax rate. Basic earnings per share increased 1 percent to $0.99 from $0.98 in the same 2007 period. Diluted earnings per share increased 2 percent to $0.99 from $0.97 in the same 2007 period. The positive growth rate in earnings per share as compared with net earnings is attributed to the effect of 2007 and 2008 share repurchases.

Six Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$1,201.6	$1,135.9	6%	4%	1%	1%
Europe	631.3	526.0	20	7	—	13
Asia Pacific	305.8	258.9	18	9	(2)	11

	$2,138.7	$1,920.8	11	6	—	5

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$920.7	$813.1	13%	8%	—%	5%
Hips	672.9	605.1	11	5	(1)	7
Extremities	62.9	50.5	25	19	2	4
Dental	119.1	105.5	13	7	1	5

Total	1,775.6	1,574.2	13	7	—	6

Trauma	110.2	100.4	10	3	1	6
Spine	108.8	95.7	14	8	3	3
OSP and other	144.1	150.5	(4)	(9)	—	5

Total	$2,138.7	$1,920.8	11	6	—	5

The NexGen Complete Knee Solution product line including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the NexGen Rotating Hinge Knee exhibited strong growth.

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. will negatively impact hip sales growth for the remainder of 2008. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we expect to face a challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in PALACOS Bone Cement.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$559.9	$517.9	8%
Hips	297.7	286.2	4
Extremities	45.0	36.2	24
Dental	59.2	59.5	(1)

Total	961.8	899.8	7

Trauma	63.9	61.3	4
Spine	85.1	78.5	8
OSP and other	90.8	96.3	(6)

Total	$1,201.6	$1,135.9	6

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. will negatively impact hip sales and we also expect that the adoption of hip resurfacing in the U.S. market will adversely affect our hip sales growth.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for dental reflects disruptions caused by our enhanced business model and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$245.2	$202.7	21%
Hips	265.9	225.5	18
Extremities	14.1	11.1	27
Dental	43.4	31.5	38

Total	568.6	470.8	21

Trauma	23.2	19.0	22
Spine	19.3	14.4	34
OSP and other	20.2	21.8	(8)

Total	$631.3	$526.0	20

Changes in foreign exchange rates positively affected knee and hip sales both by 13 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, and the Innex Total Knee System each experienced positive sales growth in our Europe region.

Growth in porous stems, including the CLS Spotorno Stem led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready Cable Grip System and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System and the Optima ZS Spinal Fixation System led spine sales. OSP sales were negatively affected by the patient care product recalls but were partially offset by strong growth in Surgical Equipment products.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2008	2007	% Inc

Reconstructive
Knees	$115.6	$92.5	25%
Hips	109.3	93.4	17
Extremities	3.8	3.2	19
Dental	16.5	14.5	14

Total	245.2	203.6	20

Trauma	23.1	20.1	15
Spine	4.4	2.8	56
OSP and other	33.1	32.4	2

Total	$305.8	$258.9	18

Changes in foreign exchange rates positively affected knee sales by 12 percent and hip sales by 13 percent. Reported decreases in average selling prices negatively affected knee sales by 2 percent and hip sales by 4 percent. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also exhibited growth.

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. The Dynesys Dynamic Stabilization System led spine sales. OSP sales were negatively affected by the patient care product recalls.

Gross Profit

Gross profit as a percentage of net sales was 75.8 percent in the six month period ended June 30, 2008, compared to 78.0 percent in the same 2007 period. The primary contributors to the decrease in gross profit margin were the increase in period over period hedge losses, increased inventory charges and idle plant costs due to the OSP related actions and an increase in excess inventory and obsolescence charges. Under our hedging program, we temporarily record the effective portion of changes in fair value of derivatives which qualify as hedges of future cash flows in other comprehensive income, and then recognize the hedged item in cost of products sold when it affects earnings.

Operating Expenses

R&D as a percentage of net sales was 4.7 percent for the six month period ended June 30, 2008, compared to 5.5 percent in the same 2007 period. R&D decreased to $100.1 million for the six month period ended June 30, 2008, from $105.8 million in the same 2007 period, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and our enhanced compliance and ethics initiatives. Certain development and external research activities have resumed during the quarter and we expect R&D spending for 2008 to be within, but at the low end, of our historical average of 5-6 percent of sales.

SG&A as a percentage of net sales was 40.3 percent for the six month period ended June 30, 2008, compared to 38.3 percent in the same 2007 period. SG&A increased to $861.8 million for the six month period ended June 30, 2008, from $735.9 million in the same 2007 period. Increased SG&A costs include monitor fees as well as consulting and legal fees associated with the global roll-out of our enhanced compliance program. Such costs resulted in an approximately $30 million increase over the same prior year period. SG&A expenses in the first quarter of 2007 were positively affected by the favorable settlement of a legal claim made against a third party for interference in a contractual relationship with a former distributor of our products.

Acquisition, integration and other expenses for the six month period ended June 30, 2008 were $19.8 million compared to $6.6 million in the same 2007 period. These expenses pertain to current and prior period acquisitions, including facility consolidation costs, legal fees and retention and termination payments.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the six month period ended June 30, 2008 decreased 2 percent to $640.0 million, from $649.7 million in the same 2007 period. The decrease in operating profit is due to lower gross margins and significant but temporary increases in SG&A costs attributable to the roll-out of our enhanced compliance program.

Interest and other income for the three month period ended June 30, 2008 increased to $7.8 million dollars from $1.1 million in the same 2007 period. Interest and other income for the six month period ended June 30, 2008 includes a realized gain of $8.7 million dollars related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt during the period.

The effective tax rate on earnings before income taxes and minority interest decreased to 27.9 percent for the six month period ended June 30, 2008, from 28.5 percent in the same 2007 period. The decrease in the effective tax rate is primarily due to increased profitability in lower tax jurisdictions and the resolution of certain tax positions during the period.

Net earnings increased less than 1 percent to $466.4 million for the six month period ended June 30, 2008, compared to $464.9 million in the same 2007 period. The modest increase was primarily due to higher sales and a lower effective tax rate, offset by a decrease in operating margin. Basic earnings per share increased 3 percent to $2.02 from $1.96 in the same 2007 period. Diluted earnings per share increased 4 percent to $2.01 from $1.94 in the same 2007 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2008 and 2007 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $523.3 million in 2008, compared to $495.7 million in the same 2007 period. The principal source of cash was net earnings of $466.4 million. Non-cash items included in net earnings accounted for another $159.9 million of operating cash. All other items of operating cash flows reflect a use of $103.0 million of cash, primarily related to pension funding and working capital investments to support sales growth. Operating cash flows continued to be positively affected by delayed payments related to various contractual arrangements with healthcare professionals or institutions. In the six month period ended June 30, 2008, we estimate this delay had a positive effect on operating cash flows of approximately $46 million.

We are currently in the process of evaluating alternative means of meeting our contractual obligations with healthcare professionals and institutions. We may make significant lump-sum payments to these healthcare professionals or institutions in place of future royalty payments that otherwise would have been due under the terms of the original contractual arrangement. Such lump-sum payments would be based upon a third party fair market valuation of the current net present value of the contractual agreement. We expect any such payments would be made in the next six to nine months. Management believes that cash flows from operations will be sufficient to meet these cash needs.

We continue to focus on working capital management. At June 30, 2008, we had 59 days of sales outstanding in trade accounts receivable, which is similar to March 31, 2008 and unfavorable to June 30, 2007 by 1 day. At June 30, 2008, we had 275 days of inventory on hand, favorable to June 30, 2007 by 9 days and unfavorable to March 31, 2008 by 7 days. The reduction from the same 2007 period reflects higher cost of goods sold in the quarter.

Cash flows used in investing activities were $236.5 million for the six month period ended June 30, 2008, compared to $255.3 million used in investing in the same 2007 period. Additions to instruments increased during the six month period ended June 30, 2008 due to an increase in instrument deployments related to new product launches. Additions to other property, plant and equipment increased compared to the same 2007 period, reflecting investments in our planned infrastructure initiatives. Also included in investing activities for the six month period ended June 30, 2008 was $12.0 million in proceeds received from the sale of certain equity securities. Cash payments related to acquisitions during the six month period ended June 30, 2008 were $7.5 million compared to $112.1 million in the same 2007 period.

Cash flows used in financing activities were $369.0 million for the six month period ended June 30, 2008, compared to $147.5 million used in financing activities in the same 2007 period. Borrowings from credit facilities during the six month period ended June 30, 2008 of $220.0 million were used to repurchase common stock. Our current share repurchase program can be financed in whole or in part with third party debt. For the six months ended June 30, 2008, we purchased 8.8 million common shares for a total of $640.2 million under our stock repurchase programs, compared to $305.2 million in the same 2007 period. Proceeds from our stock compensation plans have decreased in the six month period ended June 30, 2008, compared to the same 2007 period due to a decrease in employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $329.3 million outstanding under the Senior Credit

Facility at June 30, 2008, and, therefore, our available borrowings were $1,020.7 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2008. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $72.8 million.

During the first six months of 2008, we repurchased shares of common stock with an aggregate repurchase price of $640.2 million, including commissions, under programs authorized by our Board of Directors. We may use excess cash or further borrow against our Senior Credit Facility to repurchase additional common stock under the $1.25 billion program which expires December 31, 2009.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but will not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS No. 141. SFAS No. 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS No. 109 and FIN 48 after the effective date of SFAS No. 141(R) regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

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

Critical Accounting Policies

There were no changes in the six month period ended June 30, 2008 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	our compliance with the DPA through March 2009 and the CIA through 2012;

•	the costs of defending or resolving lawsuits, investigations or other proceedings resulting from our recent settlement with the United States government;

•	the impact of our enhanced healthcare compliance global initiatives and business practices on our relationships with customers and consultants, our market share and our overall financial performance;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators and tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of our recent voluntary suspension of U.S. marketing and distribution of our Durom Acetabular Cup hip product;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances with other orthopaedic and biotechnology companies;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.

Item 1A.  Risk Factors

Except as set forth below or in a previously filed Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

We have voluntarily suspended the U.S. marketing and distribution of one of our hip products, which will adversely affect our hip product sales in the United States and also may result in product liability lawsuits and other claims. These actions may also adversely affect our ability to enter into the hip resurfacing market in the United States.

In July 2008, we temporarily suspended the marketing and distribution of our Durom Acetabular Component (Durom Cup) in the U.S. on a voluntary basis. As a result of our investigation into certain reports of an unusually high revision rate, we determined that revised surgical technique instructions and a surgical training program are required to more consistently achieve desired clinical results in the U.S. We expect our U.S. hip product sales will be adversely affected while we update product labeling and implement a surgical training program for U.S. surgeons. These events may result in product liability lawsuits and other claims which, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation. These actions could also delay our planned entry into the growing hip resurfacing market in the U.S. as the Durom Cup has been integral to our plans.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2008	—	$—	21,228,500	$1,726,848,205
May 2008	5,449,300	71.28	26,677,800	1,338,421,379
June 2008	1,479,200	72.56	28,157,000	1,231,087,005

Total	6,928,500	$71.55	28,157,000	$1,231,087,005

*	Includes repurchases made under previous programs that are now fully executed as well as the program announced in April 2008 providing $1.25 billion of authorization through December 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 5, 2008. The matters submitted to the stockholders for a vote included:

•	the election of four directors to the Board of Directors for one-year terms;

•	ratification of the selection of PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for 2008;

•	approval of the Amended Zimmer Holdings, Inc. Executive Performance Incentive Plan; and

•	approval of amendments to our Restated Certificate of Incorporation to eliminate super-majority voting requirements.

	Number	Number	Number	Number of
	of Votes	of Votes	of	Broker
Matter	For	Against	Abstentions	Non-Votes

Election of David C. Dvorak as director	188,587,307	3,425,244	1,854,966	—
Election of Robert A. Hagemann as director	189,361,481	2,645,357	1,860,679	—
Election of Arthur J. Higgins as director	188,366,433	3,645,082	1,856,002	—
Election of Cecil B. Pickett, Ph.D. as director	189,415,213	2,606,353	1,845,951	—
Ratification of PwC as our independent registered public accounting firm for 2008	191,523,902	439,081	1,904,534	—
Approval of Amended Zimmer Holdings, Inc. Executive Performance Incentive Plan	182,214,565	9,380,492	2,272,460	—
Approval of amendments to our Restated Certificate of Incorporation to eliminate super-majority voting requirements	189,413,971	2,248,583	2,204,963	—

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

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

3.1		Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008
3.2		Restated By-Laws of Zimmer Holdings, Inc. effective May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2008)
3.3		Certificate of Elimination of Series A Participating Cumulative Preferred Stock of Zimmer Holdings, Inc. dated May 22, 2008
10	.1*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10	.2*	Restated Zimmer Holdings, Inc. Savings and Investment Program
10	.3*	Restated Zimmer Puerto Rico Savings and Investment Program
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 4, 2008

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: August 4, 2008