Form 10-Q
period 2008-09-30
ZIMMER HOLDINGS INC
filed 2008-11-10
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of October 24, 2008, 224,570,530 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2008

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Sales	$952.2	$903.2	$3,090.9	$2,824.0
Cost of products sold	237.2	199.2	754.2	622.0

Gross Profit	715.0	704.0	2,336.7	2,202.0

Research and development	46.7	53.0	146.8	158.8
Selling, general and administrative	404.9	352.6	1,266.7	1,088.5
Certain claims (Note 12)	47.5	—	47.5	—
Settlement (Note 12)	—	169.5	—	169.5
Acquisition, integration and other expense	5.6	2.9	25.4	9.5

Operating expenses	504.7	578.0	1,486.4	1,426.3

Operating Profit	210.3	126.0	850.3	775.7
Interest and other, net	28.2	1.8	36.0	2.9

Earnings before income taxes and minority interest	238.5	127.8	886.3	778.6
Provision for income taxes	23.5	83.4	204.4	268.9
Minority interest	(0.3)	0.1	(0.8)	(0.3)

Net Earnings	$214.7	$44.5	$681.1	$509.4

Earnings Per Common Share
Basic	$0.96	$0.19	$2.98	$2.16
Diluted	$0.95	$0.19	$2.97	$2.14
Weighted Average Common Shares Outstanding
Basic	224.7	234.9	228.5	236.3
Diluted	225.6	236.8	229.7	238.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current Assets:
Cash and equivalents	$542.4	$463.9
Restricted cash	2.7	2.5
Accounts receivable, less allowance for doubtful accounts	691.6	674.3
Inventories, net	843.0	727.8
Prepaid expenses and other current assets	56.4	59.4
Deferred income taxes	197.2	154.8

Total current assets	2,333.3	2,082.7
Property, plant and equipment, net	1,188.0	971.9
Goodwill	2,649.2	2,621.4
Intangible assets, net	713.7	743.8
Other assets	194.6	213.9

Total Assets	$7,078.8	$6,633.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$165.6	$174.1
Income taxes payable	48.2	85.1
Other current liabilities	624.7	489.4

Total current liabilities	838.5	748.6
Other long-term liabilities	284.4	328.4
Long-term debt	331.1	104.3

Total Liabilities	1,454.0	1,181.3

Commitments and Contingencies (Note 12)
Minority interest	3.5	2.8
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 253.5 million shares in 2008 (252.2 million in 2007) issued	2.5	2.5
Paid-in capital	3,114.2	2,999.1
Retained earnings	4,218.0	3,536.9
Accumulated other comprehensive income	354.7	290.3
Treasury stock, 28.9 million shares in 2008 (19.3 million in 2007)	(2,068.1)	(1,379.2)

Total Stockholders’ Equity	5,621.3	5,449.6

Total Liabilities and Stockholders’ Equity	$7,078.8	$6,633.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Nine
	Months
	Ended September 30,
	2008	2007

Cash flows provided by (used in) operating activities:
Net earnings	$681.1	$509.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	196.0	167.6
Gain on sale of other assets	(38.8)	—
Share-based compensation	50.4	53.5
Income tax benefit from stock option exercises	10.6	39.6
Excess income tax benefit from stock option exercises	(6.5)	(26.5)
Changes in operating assets and liabilities:
Income taxes	(66.2)	41.6
Receivables	(11.9)	3.8
Inventories	(103.3)	(66.4)
Accounts payable and accrued expenses	141.3	(1.4)
Other assets and liabilities	(21.5)	(58.7)

Net cash provided by operating activities	831.2	662.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(186.5)	(106.2)
Additions to other property, plant and equipment	(189.2)	(117.8)
Proceeds from sale of other assets	54.9	—
Acquisitions, net of acquired cash	(18.6)	(108.1)

Net cash used in investing activities	(339.4)	(332.1)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	220.0	—
Proceeds from employee stock compensation plans	54.2	145.8
Excess income tax benefit from stock option exercises	6.5	26.5
Repurchase of common stock	(688.9)	(460.6)

Net cash used in financing activities	(408.2)	(288.3)

Effect of exchange rates on cash and equivalents	(5.1)	5.2

Increase in cash and equivalents	78.5	47.3
Cash and equivalents, beginning of year	463.9	265.7

Cash and equivalents, end of period	$542.4	$313.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Polices

Basis of Presentation — The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2007 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2007 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine month periods ended September 30, 2007 have been reclassified to conform to the current year presentation.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

Revenue Recognition — We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts, 2) through stocking distributors and healthcare dealers and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories account for approximately 20 percent of our net sales. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days. In some cases sales incentives may be earned by a customer for purchasing a specified amount of our product. We estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the three and nine month periods ended September 30, 2008 and 2007.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)

Net Earnings	$214.7	$44.5	$681.1	$509.4
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(102.9)	80.9	27.0	86.5
Unrealized foreign currency hedge gains/(losses), net of tax	43.4	(33.6)	(10.6)	(46.0)
Reclassification adjustments on foreign currency hedges, net of tax	10.3	5.0	45.5	11.8
Unrealized gains (losses) on securities, net of tax	(1.5)	(0.9)	24.0	(1.2)
Reclassification adjustments on securities, net of tax	(18.4)	—	(23.8)	—
Prior service cost and unrecognized losses in actuarial assumptions, net of tax	0.6	0.3	2.3	4.6

Total Other Comprehensive Income (Loss)	(68.5)	51.7	64.4	55.7

Comprehensive Income	$146.2	$96.2	$745.5	$565.1

The unrealized loss and gain on securities in the three and nine months ended September 30, 2008 relates primarily to an investment previously accounted for under the equity method that is now considered an available-for-sale investment and accounted for at fair value as we no longer exercise significant influence over the third party investee. During the three and nine month periods ended September 30, 2008, we sold this investment, and other less significant investments for proceeds of $42.9 million and $54.9 million, respectively, and recorded a gross realized gain in interest and other of $30.1 million and $38.8 million, respectively.

3.	Inventories

	September 30,	December 31,
	2008	2007
	(In millions)

Finished goods	$652.1	$564.2
Work in progress	62.9	50.3
Raw materials	128.0	113.3

Inventories, net	$843.0	$727.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

	September 30,	December 31,
	2008	2007
	(In millions)

Land	$21.3	$19.4
Buildings and equipment	936.0	855.3
Capitalized software costs	132.1	98.7
Instruments	1,075.9	903.8
Construction in progress	145.0	98.7

	2,310.3	1,975.9
Accumulated depreciation	(1,122.3)	(1,004.0)

Property, plant and equipment, net	$1,188.0	$971.9

5.	Other Current Liabilities

	September 30,	December 31,
	2008	2007
	(In millions)

License and service agreements	$198.2	$149.9
Certain claims (Note 12)	45.8	—
Salaries, wages and benefits	94.0	59.3
Fair value of derivatives	21.8	50.0
Accrued liabilities	264.9	230.2

Total other current liabilities	$624.7	$489.4

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following financial assets and liabilities are recorded at fair value on a recurring basis as of September 30, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.8	$0.8	$—	$—
Derivatives, current and non-current	14.2	—	14.2	—

	$15.0	$0.8	$14.2	$—

Liabilities
Derivatives, current and non-current	$25.3	$—	$25.3	$—

	$25.3	$—	$25.3	$—

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

In September 2007, we reached a settlement with the United States Department of Justice to resolve an investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement, we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount. At the time, no tax benefit was recorded related to the settlement expense due to the uncertainty as to the tax treatment. During the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service (IRS) confirming the deductibility of a portion of the settlement payment. As a result, we recorded an estimated current tax benefit of $30.8 million.

The U.S. federal returns for years 2003 and 2004 are currently under examination by the IRS. On July 15, 2008, the IRS issued its examination report. We filed a formal protest on August 15, 2008 and requested a conference with the Appeals Office regarding disputed issues. Although the appeals process could take several years, we do not anticipate resolution of the audit will result in any significant impact on our results of operations, financial position or cash flows.

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

The components of net pension expense for the three and nine month periods ended September 30, 2008 and 2007, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$6.3	$6.7	$18.9	$20.3
Interest cost	4.5	4.5	13.5	11.5
Expected return on plan assets	(5.9)	(6.8)	(17.5)	(15.7)
Amortization of unrecognized prior service cost and actuarial loss	0.6	0.8	2.1	2.3
Settlement	0.1	—	2.7	—

Net periodic benefit cost	$5.6	$5.2	$19.7	$18.4

The components of net periodic benefit expense for the three and nine month periods ended September 30, 2008 and 2007, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Service cost	$0.4	$0.4	$1.2	$1.2
Interest cost	0.6	0.6	1.8	1.8
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.3)	(0.3)
Amortization of unrecognized actuarial loss	0.1	0.2	0.3	0.6

Net periodic benefit cost	$1.0	$1.1	$3.0	$3.3

We contributed approximately $33 million during the nine month period ended September 30, 2008 to our U.S. and Puerto Rico defined benefit plans and do not anticipate making additional contributions for the remainder of 2008. We contributed approximately $9 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2008 and expect to contribute an additional $3 million to these foreign- based plans during the remainder of 2008. Contributions for the U.S. and Puerto Rico postretirement benefit plans are not expected to be significant.

9.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007

Weighted average shares outstanding for basic net earnings per share	224.7	234.9	228.5	236.3
Effect of dilutive stock options and other equity awards	0.9	1.9	1.2	2.1

Weighted average shares outstanding for diluted net earnings per share	225.6	236.8	229.7	238.4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three and nine month periods ended September 30, 2008, an average of 11.4 million options and 10.0 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2007, an average of 2.5 million options and 1.2 million options, respectively, were not included.

In the three month period ended September 30, 2008, we repurchased approximately 0.7 million shares of our common stock at an average price of $67.50 per share for a total cash outlay of $48.6 million, including commissions. In the nine month period ended September 30, 2008, we repurchased approximately 9.6 million shares of our common stock at an average price of $72.25 per share for a total cash outlay of $688.9 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which expires December 31, 2009. Approximately $1.18 billion remains authorized under this plan.

10.	Segment Information

We design, develop, manufacture and market reconstructive orthopaedic implants, including joint and dental, spinal implants, trauma products and related orthopaedic surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these other healthcare related services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, certain claims, settlement expense, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Americas	$563.3	$547.0	$291.2	$285.8
Europe	251.0	226.0	87.6	79.7
Asia Pacific	137.9	130.2	55.5	60.7

Total	$952.2	$903.2

Share-based compensation			(11.0)	(12.4)
Inventory step-up			(1.4)	0.1
Certain claims			(47.5)	—
Settlement			—	(169.5)
Acquisition, integration and other			(5.6)	(2.9)
Global operations and corporate functions			(158.5)	(115.5)

Operating profit			$210.3	$126.0

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Americas	$1,764.9	$1,682.9	$915.0	$879.3
Europe	882.3	752.0	341.4	298.6
Asia Pacific	443.7	389.1	190.6	184.0

Total	$3,090.9	$2,824.0

Share-based compensation			(50.4)	(53.5)
Inventory step-up			(3.2)	(0.2)
Certain claims			(47.5)	—
Settlement			—	(169.5)
Acquisition, integration and other			(25.4)	(9.5)
Global operations and corporate functions			(470.2)	(353.5)

Operating profit			$850.3	$775.7

Beginning in 2008, our Hips product category sales, which are included in the Reconstructive implants product category in the table below, no longer include bone cement and accessory sales, which have been reclassified to our Orthopaedic Surgical Products and Other (“OSP and other”) product category. Amounts in the three and nine month periods ended September 30, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation. Product category net sales are as follows (in millions):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Reconstructive implants	$782.9	$729.9	$2,558.5	$2,304.1
Trauma	54.2	49.6	164.4	150.0
Spine	50.1	45.8	158.8	141.5
OSP and other	65.0	77.9	209.2	228.4

Total	$952.2	$903.2	$3,090.9	$2,824.0

11.	Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but will not have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS No. 141. SFAS No. 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore, this statement will not affect the accounting for business combinations that are completed prior to the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets and liabilities will be accounted for under SFAS No. 109 and FIN 48 after the effective date of SFAS No. 141(R), regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

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

Intellectual Property and Product Liability-Related Litigation

In July 2008, we announced that we were temporarily suspending marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. to allow us to update product labeling to provide more detailed surgical technique instructions to surgeons and implement a surgical training program in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we settled in the three month period ended September 30, 2008. There are a number of claims still pending and we expect additional claims will be submitted. We recorded a provision for certain claims of $47.5 million in the third quarter of 2008, which represents management’s estimate of liability to patients undergoing revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard quarterly product liability accruals.

On February 15, 2005, Howmedica Osteonics Corp. (“Howmedica”) filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. We continue to believe that our defenses against infringement of the remaining claims are valid and meritorious, and we intend to defend the Howmedica lawsuit vigorously.

In addition to certain claims related to the Durom cup discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and for claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities in excess of those recorded, if any, from, these cases will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

We settled all civil and administrative claims related to the federal investigation by making a settlement payment to the United States government of $169.5 million.

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

In November 2007, we received a civil investigative demand from the Massachusetts Attorney General’s office seeking additional information regarding the financial relationships we publicly disclosed pursuant to the DPA with a number of Massachusetts healthcare providers. We received a similar inquiry from the Oregon Attorney General’s office in October 2008. We are cooperating fully with the investigators with regard to these matters.

In September 2007, the Staff of the SEC informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We are fully cooperating with the SEC and the U.S. Department of Justice with regard to this informal investigation.

Derivative Actions and Class Actions

Following announcement of our entry into the DPA and CIA and commencement of the informal SEC investigation described above, two shareholder derivative actions were filed in Kosciusko Superior Court in Warsaw, Indiana. The first action, captioned Bottner v. Dvorak et al., was filed on October 16, 2007. The second action, captioned Capizzi v. Dvorak et al., was filed on October 30, 2007. On November 19, 2007, these two cases were consolidated under the caption In re Zimmer, Inc. Derivative Litigation. The plaintiffs sought to maintain the action purportedly on our behalf against five of our current directors and three former directors. On December 10, 2007, the plaintiffs filed a consolidated amended derivative complaint, which alleged, among other things, breaches of fiduciary duty by the individual defendants which allegedly allowed misconduct to occur, including alleged

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

illegal payments to doctors, and caused us financial harm, including the cost of the settlement with the federal government described above. The plaintiffs did not seek damages from us, but instead requested damages of an unspecified amount on our behalf. The plaintiffs also requested that the court order (i) disgorgement of profits, benefits and other compensation obtained by the individual defendants and (ii) certain matters of corporate governance be placed before our stockholders for a vote. On January 16, 2008, we and the individual defendants filed separate motions to dismiss the complaint and memoranda in support. We and the individual defendants also filed a joint motion to stay discovery pending a ruling on the motions to dismiss. The plaintiffs filed their opposition to these motions on February 26, 2008. We and the individual defendants filed joint reply briefs on March 11, 2008. On August 8, 2008, one of the plaintiffs, Savino Capizzi, filed a notice of voluntary dismissal of his action. On August 28, 2008, the Court entered an order granting the defendants’ motions to dismiss and ordering the dismissal of the consolidated amended derivative complaint. The plaintiffs did not pursue an appeal, and we consider the matter to be closed.

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

On August 5, 2008, a complaint was filed in the United States District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleges that we and two of our executive officers engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning our business and financial results during the relevant time period. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. We believe this lawsuit is without merit, and we intend to defend it vigorously.

On August 15, 2008, a shareholder derivative action, Hays v. Dvorak et al., was filed in the United States District Court for the Southern District of Indiana. The plaintiff seeks to maintain the action purportedly on our behalf against all of our current directors, one former director and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on substantially the same factual allegations as the putative securities class action referenced above. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks appropriate equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief.

13.	Subsequent Event

In October 2008, we completed the acquisition of Abbott Spine for a purchase price of approximately $360 million. The acquisition was funded by a combination of cash on-hand and new borrowings under existing credit facilities. This investment will add a number of innovative products and help build toward critical mass in the Spine product category. We also expect it will enhance our research and development capabilities in the Spine product category and will strengthen our sales coverage. We expect to record significant charges related to in-process research and development and other acquisition and integration costs as a result of this transaction in the fourth quarter of 2008.

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

Beginning in 2008, our Hips product category sales no longer include bone cement and accessory sales, which have been reclassified to our OSP and Other product category. Amounts in the three and nine month periods ended September 30, 2007 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2008 and our expected results for the remainder of 2008.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of sales growth during the three month period ended September 30, 2008, compared to 8 percentage points in the same 2007 period. The ongoing shift in demand to premium products, such as Longevity® and Durasul® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, high-flex knees, knee revision products, porous hip stems and the introduction of gender based devices continues to positively affect sales growth.

We believe the market for orthopaedic procedure volume on a global basis continues to rise at mid single digit rates driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors.

Pricing Trends

Global selling prices were flat for the three month period ended September 30, 2008, which is similar to the same 2007 period. Selling prices in the Americas were flat during the three month period ended September 30, 2008, compared to a 1 percent increase in the same 2007 period. In Europe, selling prices for the three month period ended September 30, 2008 were flat, which is similar to the same 2007 period. Asia Pacific selling prices decreased 4 percent for the three month period ended September 30, 2008, compared to flat selling prices in the same 2007 period. Japan and Australia each reported a 5 percent decrease in average selling prices as a result of scheduled reductions in government controlled reimbursement prices. Japan and Australia combined currently represent approximately 10 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices will remain flat in 2008.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2008, foreign currency exchange rates had a positive 2 percent effect on sales. We estimate that an overall weaker U.S. Dollar will have a positive effect of approximately 3 percent on sales for the year ending December 31, 2008 using average exchange rates in effect at the end of September 2008. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Compliance-Related Matters

On September 27, 2007, we and other major U.S. orthopaedic manufacturers reached a settlement with the United States government to resolve all claims related to an investigation into financial relationships between the industry and consulting orthopaedic surgeons. We paid a $169.5 million settlement amount and entered into a Deferred Prosecution Agreement (DPA) with the United States Attorney’s Office for the District of New Jersey. Under the DPA, we expect to remain subject to oversight by a federally appointed monitor through March, 2009.

We also entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-Q.

No tax benefit was recorded related the $169.5 million settlement expense when it was recorded in the three month period ended September 30, 2007. In the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service confirming the deductibility of a portion of the settlement and recorded an estimated tax benefit of approximately $30.8 million, resulting in a decrease to the current period effective tax rate. For more information regarding the tax treatment of the settlement expense, see Note 7 to the consolidated financial statements included elsewhere in this Form 10-Q.

We are in the process of implementing an enhanced global compliance program which addresses areas such as product development, marketing, surgeon training and educational and charitable funding. The principles of this program meet or exceed the requirements of the DPA and CIA as they apply in most respects to all product segments and reach all worldwide operations. We currently estimate that the costs for complying with the DPA and CIA and implementing the enhanced compliance program in 2008 will be in a range of $50-$60 million, including the fees incurred for the federally appointed monitor.

Durom Acetabular Cup

In July 2008, we announced a temporary suspension of marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. to permit us to update product labeling to provide more detailed surgical technique instructions and implement a surgical training program in the U.S. We resumed marketing and distribution of the Durom Cup in the U.S. in August 2008. To date, we believe that approximately one-half of the U.S. surgeons who were actively using the Durom Cup prior to the suspension have completed the requisite training program.

Following our announcement, we received claims from a number of Durom Cup patients seeking reimbursement for costs and payments for pain and suffering and we expect to receive additional similar claims. We recorded a provision for certain claims of $47.5 million in the three month period ended September 30, 2008, which represents management’s estimate of liability to patients undergoing revision surgeries related to the Durom Cup. The estimate is limited to revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard quarterly product liability accruals.

We estimate that we will lose approximately $20-$30 million in hip product sales during 2008, in large part, as a consequence of the events involving the Durom Cup. In addition, we expect that our entry into the growing U.S. hip resurfacing market may be hindered or delayed as the Durom Cup has been integral to our plans for entry into that market.

Orthopaedic Surgical Products (OSP) Actions

In April 2008, we initiated voluntary product recalls of certain OSP patient care products manufactured at the Dover, Ohio facility that we determined did not meet internal quality standards. We do not expect these recalls to affect our core hip and knee implants business. Additionally, we voluntarily and temporarily suspended production and sales of certain OSP products manufactured at the Dover facility. We expect to have a significant portion of these products back in production by the end of 2008, with the remainder of the products coming back into production in the first quarter of 2009. We expect these actions will adversely impact 2008 OSP revenues by $70-$80 million and 2008 diluted earnings per share by $0.18-$0.20, including $0.07 related to inventory charges, idle plant costs and other non-recurring charges.

As a result of the disruptive factors discussed above, including our temporary suspension of U.S. marketing and distribution of the Durom Cup, our voluntary recall and suspension of production of certain OSP patient care products, and the implementation of our enhanced global compliance program, we believe we suffered customer losses during the three month period ended September 30, 2008. We estimate, based on information currently available to us, that these customer losses reduced our base of knee and hip revenues by approximately 3 percent. We expect our sales growth to be at a rate slower than the market in the near term due to these disruptive factors.

Third Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$563.3	$547.0	3%	3%	—%	—%
Europe	251.0	226.0	11	4	—	7
Asia Pacific	137.9	130.2	6	4	(4)	6

	$952.2	$903.2	5	3	—	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$411.2	$376.9	9%	8%	(1)%	2%
Hips	292.3	278.9	5	2	(1)	4
Extremities	27.5	23.9	15	12	1	2
Dental	51.9	50.2	3	(1)	2	2

Total	782.9	729.9	7	5	(1)	3

Trauma	54.2	49.6	10	5	2	3
Spine	50.1	45.8	9	6	2	1
OSP and other	65.0	77.9	(17)	(19)	—	2

Total	$952.2	$903.2	5	3	—	2

The NexGen® Complete Knee Solution product line, including Gender Solutionstm Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer® Unicompartmental High-Flex Knee, the NexGen Rotating Hinge Knee and the Natural-Knee® exhibited strong growth.

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem, led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. negatively impacted hip sales growth in the quarter and we expect this trend to continue for the remainder of 2008. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we expect to face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including the Tapered Screw-Vent® Implant System, led dental sales. Zimmer Periarticular Locking Plates and the I.T.S.T.tm Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys® Dynamic Stabilization System and the Trinica® Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS® 1 Bone Cement.

1 Trademark of Heraeus Kulzer GmbH

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months Ended September 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$264.1	$247.4	7%
Hips	137.8	134.5	2
Extremities	20.3	16.9	19
Dental	28.3	28.9	(2)

Total	450.5	427.7	5

Trauma	30.8	29.8	3
Spine	39.2	38.2	2
OSP and other	42.8	51.3	(17)

Total	$563.3	$547.0	3

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv® Technology, led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. negatively impacted hip sales and we also expect that the adoption of hip resurfacing in the U.S. market will continue to adversely affect our hip sales growth.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance model and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months Ended September 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$94.5	$81.0	17%
Hips	106.8	98.3	9
Extremities	5.7	5.2	9
Dental	15.3	13.4	14

Total	222.3	197.9	12

Trauma	12.2	9.9	26
Spine	8.4	6.7	27
OSP and other	8.1	11.5	(30)

Total	$251.0	$226.0	11

Changes in foreign exchange rates positively affected both knee and hip sales by 8 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, experienced strong sales growth in our European region.

The continued conversion to porous stems, including the CLS Spotorno Stem and the Alloclassic Zweymüller Stem, led hip sales, but was offset by weaker sales of cemented stems. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

The Anatomical Shouldertm System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB® Plating System led trauma sales. The Dynesys Dynamic Stabilization System and the OptimaTM2 ZS Spinal Fixation System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in Surgical Equipment products.

2 Trademark of U&i Corporation

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months Ended September 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$52.6	$48.5	8%
Hips	47.7	46.1	4
Extremities	1.5	1.8	(11)
Dental	8.3	7.9	4

Total	110.1	104.3	6

Trauma	11.2	9.9	13
Spine	2.5	0.9	142
OSP and other	14.1	15.1	(6)

Total	$137.9	$130.2	6

Changes in foreign exchange rates positively affected knee sales by 4 percent and hip sales by 7 percent. Reported decreases in average selling prices negatively affected knee sales by 6 percent and hip sales by 5 percent. The NexGen Complete Knee Solution product line, including the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee, led knee sales. The Gender Solutions Knee Femoral Implant in Australia also contributed to knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System and the Alloclassic Zweymüller Hip System, led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy® Acetabular System and Trabecular Metal Acetabular Cups also grew during the quarter.

Extremities sales were led by the Coonrad/Morrey Total Elbow. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. The Dynesys Dynamic Stabilization System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products.

Gross Profit

Gross profit as a percentage of net sales was 75.1 percent in the three month period ended September 30, 2008, compared to 77.9 percent in the same 2007 period and 75.7 percent in the three month period ended June 30, 2008. The primary contributors to the decrease in gross profit margin were the increase in period over period hedge losses, idle plant costs at our Dover facility and an increase in excess inventory and obsolescence charges due to increased inventory levels. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D as a percentage of net sales was 4.9 percent for the three month period ended September 30, 2008, compared to 5.9 percent in the same 2007 period. R&D expense decreased to $46.7 million for the three month period ended September 30, 2008, from $53.0 million in the same 2007 period, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and implementation of our enhanced compliance program. Many of the delayed development and research activities have now resumed and we expect R&D spending to return to our historical average of 5-6 percent of sales.

SG&A as a percentage of net sales was 42.5 percent for the three month period ended September 30, 2008, compared to 39.0 percent in the same 2007 period. SG&A expense increased to $404.9 million for the three month period ended September 30, 2008, from $352.6 million in the same 2007 period. Increased SG&A costs include monitor fees as well as consulting and legal fees associated with the implementation of our enhanced compliance program globally. Such costs resulted in an approximate $17 million increase over the same prior year period. Expenses related to other operating initiatives also caused an increase in SG&A as a percentage of net sales. Such operating initiatives include the planned implementation of a global IT system, improving quality systems at our Dover facility, and a new manufacturing facility in Ireland. Additionally, selling costs increased by 100 basis points in the three month period ended September 30, 2008 compared to the same 2007 period. This increase was caused by increased selling costs as a result of the ORTHOsoft acquisition, an increase in the headcount of our sales force in certain locations, increased commission incentives to sell certain key products and a change in the mix of commissions earned as a result of lower OSP sales. In a partial offset to these unfavorable items, SG&A expense related to share-based compensation was favorable by 20 basis points relative to the same prior year period due to a favorable adjustment as we recalculated estimated payouts on our three year performance-based equity incentive program taking into account recent operating performance.

Certain claims expense of $47.5 million is a provision for estimated claims of Durom Cup patients undergoing revision surgeries within specified times. Acquisition, integration and other expenses for the three month period ended September 30, 2008 were $5.6 million, compared to $2.9 million in the same 2007 period. These expenses pertain to current and prior period acquisitions, including facility consolidation costs, legal fees and retention and termination payments.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended September 30, 2008 increased 67 percent to $210.3 million, from $126.0 million in the same 2007 period. The significant increase in operating profit is due to the non-recurring settlement expense of $169.5 million that was recorded in the 2007 period. Excluding the impact of the settlement expense in the prior year, operating profit for the three month period ended September 30, 2008 would have been unfavorable compared to the same 2007 period as a result of lower gross margins, significant but temporary increases in SG&A costs attributable to the implementation of our enhanced compliance program and certain claims expense of $47.5 million.

Interest and other income for the three month period ended September 30, 2008 increased to $28.2 million, from $1.8 million in the same 2007 period. Interest and other income for the three month period ended September 30, 2008 includes a realized gain of $30.1 million related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt.

The effective tax rate on earnings before income taxes and minority interest decreased to 9.8 percent for the three month period ended September 30, 2008, from 65.2 percent in the same 2007 period. The effective tax rate for the 2007 period reflects the effect of the $169.5 million settlement expense, for which no tax benefit had previously been recognized. In the third quarter of 2008, we recorded an estimated tax benefit of approximately $30.8 million, resulting in a decrease of 12.9 percent in the current period effective tax rate. The effective tax rate for the three month period ended September 30, 2008 was further reduced as a result of increased profits in lower tax jurisdictions.

Net earnings increased to $214.7 million for the three month period ended September 30, 2008, compared to $44.5 million in the same 2007 period. The increase is primarily due to the impact of the $169.5 million settlement expense recorded in the 2007 period. Excluding the effect of the settlement expense, net earnings would have increased slightly from the 2007 period, reflecting increased sales, realized gains on the sale of certain assets during the current period and a lower effective tax rate, partially offset by lower gross margins, planned increases in SG&A costs and certain claims expense. Basic earnings per share increased to $0.96, from $0.19 in the same 2007 period. Diluted earnings per share increased to $0.95, from $0.19 in the same 2007 period. The positive growth rate in earnings per share as compared with net earnings is attributed to the effect of 2007 and 2008 share repurchases.

Nine Months Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$1,764.9	$1,682.9	5%	4%	—%	1%
Europe	882.3	752.0	17	6	—	11
Asia Pacific	443.7	389.1	14	7	(2)	9

	$3,090.9	$2,824.0	9	5	—	4

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,332.0	$1,190.0	12%	8%	—%	4%
Hips	965.2	884.0	9	4	(1)	6
Extremities	90.4	74.4	21	17	1	3
Dental	170.9	155.7	10	4	1	5

Total	2,558.5	2,304.1	11	7	(1)	5

Trauma	164.4	150.0	10	4	1	5
Spine	158.8	141.5	12	7	3	2
OSP and other	209.2	228.4	(8)	(12)	—	4

Total	$3,090.9	$2,824.0	9	5	—	4

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the NexGen Rotating Hinge Knee exhibited strong growth.

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem, led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. negatively impacted hip sales growth and we expect this trend to continue for the remainder of 2008. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we expect to face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$824.0	$765.2	8%
Hips	435.5	420.7	4
Extremities	65.3	53.1	23
Dental	87.5	88.4	(1)

Total	1,412.3	1,327.4	6

Trauma	94.7	91.1	4
Spine	124.2	116.7	6
OSP and other	133.7	147.7	(9)

Total	$1,764.9	$1,682.9	5

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. will continue to negatively impact hip sales and we also expect that the adoption of hip resurfacing in the U.S. market will continue to adversely affect our hip sales growth.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced business model and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$339.7	$283.7	20%
Hips	372.7	323.9	15
Extremities	19.8	16.4	21
Dental	58.7	44.9	31

Total	790.9	668.9	18

Trauma	35.4	28.8	23
Spine	27.7	21.0	32
OSP and other	28.3	33.3	(15)

Total	$882.3	$752.0	17

Changes in foreign exchange rates positively affected knee sales by 12 percent and hip sales by 11 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, experienced positive sales growth in our Europe region.

Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready Cable Grip System and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System and the Optima ZS Spinal Fixation System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in Surgical Equipment products.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Nine Months
	Ended
	September 30,
	2008	2007	% Inc

Reconstructive
Knees	$168.3	$141.1	19%
Hips	157.0	139.4	13
Extremities	5.3	4.9	9
Dental	24.7	22.4	10

Total	355.3	307.8	15

Trauma	34.3	30.1	14
Spine	6.9	3.8	80
OSP and other	47.2	47.4	—

Total	$443.7	$389.1	14

Changes in foreign exchange rates positively affected knee sales by 9 percent and hip sales by 11 percent. Reported decreases in average selling prices negatively affected knee sales by 3 percent and hip sales by 4 percent. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant in Australia also contributed to strong knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem, led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also increased.

The Bigliani/Flatow Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. The Dynesys Dynamic Stabilization System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products.

Gross Profit

Gross profit as a percentage of net sales was 75.6 percent in the nine month period ended September 30, 2008, compared to 78.0 percent in the same 2007 period. The primary contributors to the decrease in gross profit margin were the increase in period over period hedge losses, idle plant costs at our Dover facility and an increase in excess inventory and obsolescence charges due to increased inventory levels. Under our hedging program, we temporarily record the effective portion of changes in fair value of derivatives which qualify as hedges of future cash flows in other comprehensive income, and then recognize the hedged item in cost of products sold when it affects earnings.

Operating Expenses

R&D as a percentage of net sales was 4.7 percent for the nine month period ended September 30, 2008, compared to 5.6 percent in the same 2007 period. R&D expense decreased to $146.8 million for the nine month period ended September 30, 2008, from $158.8 million in the same 2007 period, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and implementation of our enhanced compliance and ethics initiatives. Many development and external research activities have now resumed and we expect R&D spending to return to our historical average of 5-6 percent of sales.

SG&A as a percentage of net sales was 41.0 percent for the nine month period ended September 30, 2008, compared to 38.5 percent in the same 2007 period. SG&A expense increased to $1,266.7 million for the nine month period ended September 30, 2008, from $1,088.5 million in the same 2007 period. Increased SG&A costs include monitor fees as well as consulting and legal fees associated with the global implementation of our enhanced compliance program. Such costs resulted in an approximate $47 million increase over the same prior year period. Expenses related to other operating initiatives also caused an increase in SG&A as a percentage of net sales. Such operating initiatives include the planned implementation of a global IT system, improving quality systems at our Dover facility, and a new manufacturing facility in Ireland. Additionally, selling costs increased by 90 basis points in the nine month period ended September 30, 2008 compared to the same 2007 period. This increase was caused by increased selling costs as a result of the ORTHOsoft acquisition, an increase in the headcount of our sales force in certain locations, increased commission incentives to sell certain key products and a change in the mix of commissions earned as a result of lower OSP sales. In a partial offset to these unfavorable items, SG&A expense related to share-based compensation was favorable by 20 basis points relative to the same prior year period due to a favorable adjustment as we recalculated estimated payouts on our three year performance-based equity incentive program taking into account recent operating performance.

Certain claims expense of $47.5 million is a provision for estimated claims of Durom Cup patients undergoing revision surgeries within specified times. Acquisition, integration and other expenses for the nine month period ended September 30, 2008 were $25.4 million, compared to $9.5 million in the same 2007 period. These expenses pertain to current and prior period acquisitions, including facility consolidation costs, legal fees and retention and termination payments.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the nine month period ended September 30, 2008 increased 10 percent to $850.3 million, from $775.7 million in the same 2007 period. The increase in operating profit is due to the non-recurring settlement expense of $169.5 million that was recorded in the same 2007 period. Excluding the impact of the settlement expense in the prior year, operating profit for the nine month period ended September 30, 2008 would have been unfavorable compared to the same 2007 period as a result of lower gross margins, significant but temporary increases in SG&A costs attributable to the implementation of our enhanced compliance program and certain claims expense of $47.5 million.

Interest and other income for the nine month period ended September 30, 2008 increased to $36.0 million, from $2.9 million in the same 2007 period. Interest and other income for the nine month period ended September 30, 2008 includes a realized gain of $38.8 million related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt during the period.

The effective tax rate on earnings before income taxes and minority interest decreased to 23.1 percent for the nine month period ended September 30, 2008, from 34.5 percent in the same 2007 period. The effective tax rate for the 2007 period reflects the effect of the $169.5 million settlement expense, for which no tax benefit had previously been recognized. In the third quarter of 2008, we recorded an estimated tax benefit of approximately $30.8 million, resulting in a decrease of 3.5 percent to the current period effective tax rate. The effective tax rate for the nine month period ended September 30, 2008 was further reduced as a result of increased profits in lower tax jurisdictions.

Net earnings increased to $681.1 million for the nine month period ended September 30, 2008, compared to $509.4 million in the same 2007 period. The increase is primarily due to the impact of the $169.5 million settlement expense recorded in the 2007 period. Excluding the effect of the settlement expense, net earnings would have increased slightly from the 2007 period, reflecting increased sales, realized gains on the sale of certain assets during the current period and a lower effective tax rate, partially offset by lower gross margins, planned increases in SG&A costs and certain claims expense. Basic earnings per share increased to $2.98, from $2.16 in the same 2007 period. Diluted earnings per share increased to $2.97, from $2.14 in the same 2007 period. The higher growth rate in earnings per share as compared with net earnings is attributed to the effect of 2008 and 2007 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $831.2 million for the nine month period ended September 30, 2008, compared to $662.5 million in the same 2007 period. The principal source of cash was net earnings of $681.1 million. Non-cash items included in net earnings accounted for another $207.6 million of operating cash. All other items of operating cash flows reflect a use of $57.5 million of cash, primarily related to pension funding and working capital investments to support sales growth. Operating cash flows continued to be positively affected by delayed payments related to various contractual arrangements with healthcare professionals or institutions. In the nine month period ended September 30, 2008, we estimate this delay had a positive effect on operating cash flows of approximately $52 million.

We are currently in the process of evaluating alternative means of meeting certain of our contractual obligations with healthcare professionals and institutions. We anticipate making, and in certain cases have agreed to make, significant lump-sum payments to certain healthcare professionals or institutions in place of future royalty payments that otherwise would have been due under the terms of the original contractual arrangement. Such lump-sum payments are based upon a third party fair market valuation of the current net present value of the contractual arrangement. We expect to make significant payments over the next six months. Management believes that cash flows from operations will be sufficient to meet these cash needs.

We continue to focus on working capital management. At September 30, 2008, we had 59 days of sales outstanding in trade accounts receivable, which is similar to June 30, 2008 and favorable to September 30, 2007 by 1 day. At September 30, 2008, we had 321 days of inventory on hand, favorable to September 30, 2007 by 9 days and unfavorable to June 30, 2008 by 46 days. The third quarter increase in 2008 over second quarter reflects the pattern of seasonality in our reconstructive business.

Cash flows used in investing activities were $339.4 million for the nine month period ended September 30, 2008, compared to $332.1 million used in investing in the same 2007 period. Additions to instruments increased during the nine month period ended September 30, 2008 due to an increase in instrument deployments related to new product launches. Additions to other property, plant and equipment increased compared to the same 2007 period, reflecting investments in our planned infrastructure initiatives. Also included in investing activities for the nine month period ended September 30, 2008 was $54.9 million in proceeds received from the sale of equity securities. Cash payments related to acquisitions during the nine month period ended September 30, 2008 were $18.6 million, compared to $108.1 million in the same 2007 period. Cash payments related to acquisitions during the 2008 period relate to investments in the expansion of our global distribution network.

Cash flows used in financing activities were $408.2 million for the nine month period ended September 30, 2008, compared to $288.3 million used in financing activities in the same 2007 period. We borrowed approximately $220.0 million under our credit facilities during the nine month period ended September 30, 2008 to repurchase shares of our common stock. Our current share repurchase program can be financed in whole or in part with third party debt. For the nine months ended September 30, 2008, we purchased 9.6 million common shares for a total of $688.9 million, including commissions, under our stock repurchase programs authorized by our Board of Directors, compared to $460.6 million in the same 2007 period. Proceeds from our stock compensation plans have decreased in the nine month period ended September 30, 2008, compared to the same 2007 period due to a decrease in employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $331.1 million outstanding under the Senior Credit Facility at September 30, 2008, and, therefore, our available borrowings were $1,018.9 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2008. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc. Notwithstanding recent interruptions in global credit markets, as of the date of this report our access to our Senior Credit Facility has not been impaired.

We also have available uncommitted credit facilities totaling $72.7 million.

We may use excess cash or further borrow against our Senior Credit Facility to repurchase additional common stock under the $1.25 billion program which expires December 31, 2009.

In October 2008, we completed our acquisition of Abbott Spine for a purchase price of approximately $360 million in cash. The acquisition was funded by approximately $250 million of cash on-hand and approximately $110 million from new borrowings under the Senior Credit Facility. Each of the lenders under the Senior Credit Facility funded its portion of the new borrowings in accordance with its commitment percentage.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (SFAS No. 161). SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but will not have any impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which is a revision of SFAS No. 141. SFAS No. 141(R) will change the way in which we account for business combinations. The statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore, this statement will not affect the accounting for business combinations that are completed prior to the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets and liabilities will be accounted for under SFAS No. 109 and FIN 48 after the effective date of SFAS No. 141(R), regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it will not be reflected as an adjustment to purchase accounting and may affect our income tax expense in the period in which the remeasurement occurs.

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

Critical Accounting Policies

Except as set forth below, there were no changes in the nine month period ended September 30, 2008 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Commitments and Contingencies — Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. During the three month period ended September 30, 2008, in addition to our general product liability estimates, we recorded a provision for certain claims of $47.5 million representing management’s estimate of liability to Durom Cup patients undergoing revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard quarterly product liability accruals.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	our compliance with the DPA through March 2009 and the CIA through 2012;

•	the costs of defending or resolving lawsuits, investigations or other proceedings resulting from our September 2007 settlement with the United States government;

•	the impact of our enhanced healthcare compliance global initiatives and business practices on our relationships with customers and consultants, our market share and our overall financial performance;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators and tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of our recent temporary, voluntary suspension of U.S. marketing and distribution of our Durom Cup hip product on our revenues, our customer relationships, our entry into the U.S. hip resurfacing market and on product liability claims;

•	the costs of defending or resolving putative class action securities litigation;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances with other orthopaedic and biotechnology companies;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

We discuss these and other important risks and uncertainties that may affect our future operations in Part I, Item 1A — Risk Factors in our Annual Report on Form 10-K filed February 29, 2008. We updated that discussion in Part II, Item 1A — Risk Factors in our Quarterly Reports on Form 10-Q filed May 12, 2008 and August 5, 2008 and we further update it in Part II, Item 1A — Risk Factors in this report. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor should be added to “RISKS RELATED TO OUR BUSINESS” and updates the risk factors set forth in our previously filed Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008:

Our recent temporary suspension of the U.S. marketing and distribution of one of our hip products has adversely affected sales, resulted in claims and may adversely affect our ability to compete in the growing hip resurfacing market in the U.S.

In July 2008, we announced that we temporarily suspended the marketing and distribution of our Durom Acetabular Component (Durom Cup) in the U.S. We believe this action adversely affected our hip product sales in the U.S. in the third quarter of 2008. Although we resumed U.S. marketing and distribution in August and more than 50 percent of the U.S. surgeons who were active users of the Durom Cup at the time of the suspension have completed the requisite surgical skills training on the product, we expect this trend will continue to have a negative impact through at least the end of 2008.

Following our announcement, product liability lawsuits and other claims have been asserted against us by Durom Cup patients undergoing revision surgeries, and we expect additional similar claims will be asserted. These claims could have a material adverse affect on our business and reputation. We recorded a provision of $47.5 million in the third quarter of 2008, representing management’s estimate of these Durom Cup-related claims. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. The assumptions management used to determine the amount of this provision may prove inaccurate and the claims and related costs that we ultimately may incur may exceed the provision.

We estimate that we will lose approximately $20-$30 million in hip product sales during 2008, in large part, as a consequence of the events involving the Durom Cup. In addition, we expect that our entry into the growing U.S. hip resurfacing market may be hindered or delayed as the Durom Cup has been integral to our plans for entry into that market.

The following risk factor under “RISKS RELATED TO OUR BUSINESS” has been revised as follows:

The implementation of our enhanced global compliance program is requiring us to devote substantial resources, is disruptive to normal business activities and may place us at a competitive disadvantage.

We are devoting substantial resources to meet our obligations under the DPA and CIA. Since entering into those agreements, we have worked to implement an enhanced Corporate Compliance Program applicable in most respects to all of our businesses on a global basis. Successful implementation of this enhanced program requires the full cooperation of our employees, distributors and sales agents and the healthcare professionals with whom they interact. These efforts not only involve expense, but also require management and other key employees to focus extensively on these matters, preventing them from devoting as much time as they otherwise would to other business matters.

In addition, implementation of our enhanced global compliance program may disrupt research and development activities, delay new product introductions and adversely affect our interactions with healthcare professionals. If our competitors do not make similar enhancements to their compliance programs, this may place us at a competitive disadvantage and adversely affect our results of operations.

The following two risk factors should be added to “RISKS RELATED TO OUR BUSINESS”:

We believe we have lost market share as a result of recent events. If we are not able to recover or grow our market share, our operating results could be materially adversely affected.

As a result of recent events, including our temporary suspension of U.S. marketing and distribution of the Durom Cup, our voluntary recall and suspension of production of certain OSP patient care products, and the implementation of our enhanced global compliance program, we believe we suffered customer losses during the three month period ended September 30, 2008. We estimate, based on information currently available to us, that these customer losses reduced our base of knee and hip revenues by approximately 3 percent. We may not be able to recapture market share lost due to these events and we may continue to lose customers due to these factors in the future, which could have a material adverse effect on our results of operations.

We are subject to a putative stockholder class action lawsuit that could be costly to defend and distracting to management.

We and two of our executive officers have been named as defendants in a putative stockholder class action lawsuit brought on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The lawsuit alleges that we and two of our executive officers engaged in violations of the Securities Exchange Act of 1934, as amended, by issuing false and misleading statements concerning our business and financial results during the relevant time period. We believe this lawsuit is without merit, and we intend to defend it vigorously. We may incur significant expenses associated with the defense of this lawsuit, however, and the necessary participation of these executive officers could detract from their ability to devote their full time and attention to our business operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2008:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

July 2008	620,400	$67.45	28,777,400	$1,189,240,073
August 2008	100,000	67.77	28,877,400	1,182,463,563
September 2008	—	—	28,877,400	1,182,463,563

Total	720,400	$67.50	28,877,400	$1,182,463,563

*	Includes repurchases made under expired programs as well as the program announced in April 2008 authorizing $1.25 billion of repurchases through December 31, 2009.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

2.1		Stock Purchase Agreement dated as of September 4, 2008 (incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed September 4, 2008).
10.1		Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10	.2*	Change in Control Severance Agreement with Mark C. Throdahl
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 7, 2008

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: November 7, 2008