Form 10-K
period 2008-12-31
ZIMMER HOLDINGS INC
filed 2009-02-27
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2008

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

The aggregate market value of shares held by non-affiliates was $15,309,609,246 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2008, and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 13, 2009, 222,839,490 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2009 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

This annual report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include the important risks and uncertainties that may affect our future operations that we describe in Part I, Item 1A — Risk Factors of this report. We may update that discussion in Part II, Item 1A — Risk Factors in a Quarterly Report on Form 10-Q we file hereafter. Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

Table of Contents	Page

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic and dental reconstructive implants, spinal implants, trauma products and related surgical products. We also provide other healthcare related services. In this report, “Zimmer,” “we,” “us,” “our,” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

There were several developments in 2008 that had a significant impact on our business.

We continued to meet our obligations under the Deferred Prosecution Agreement (“DPA”) and the Corporate Integrity Agreement (“CIA”) we signed in September 2007. During 2008, we devoted substantial resources to meet our obligations under those agreements and implemented enhancements to our corporate compliance program applicable in most respects to all of our businesses on a global basis.

In the first half of 2008, we initiated voluntary product recalls of certain Orthopaedic Surgical Products (“OSP”) manufactured at our Dover, Ohio facility that we determined did not meet internal quality standards. Additionally, we voluntarily and temporarily suspended production and sales of certain OSP products manufactured at the Dover facility. We expect to have a significant portion of these products back into production by the end of the first quarter of 2009, with most other products coming back into production in the second quarter of 2009.

In July 2008, we suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. to permit us to update product labeling and implement a surgical training program in the U.S. We resumed marketing and distribution of the Durom Cup in the U.S. in August 2008. We received claims from a number of Durom Cup patients seeking reimbursement for costs and payments for alleged pain and suffering and we recorded a provision for certain claims of $69.0 million in 2008, which represents management’s estimate of liability to patients undergoing revision surgeries related to the Durom Cup. In addition, we expect that our entry into the U.S. hip resurfacing market may be hindered or delayed as the Durom Cup has been integral to our plans for entry into that market.

In October 2008, we acquired Abbott Spine, previously a subsidiary of Abbott Laboratories, for approximately $360 million. This investment adds a number of innovative products and helps build toward critical mass in the Spine product category. The acquisition also enhances our research and development capabilities in the Spine product category and strengthens our sales coverage.

Zimmer Holdings was incorporated in Delaware in 2001.  Our history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, I ndiana. On August 6, 2001, Zimmer Holdings was spun off from its former parent and became an independent public company.

CUSTOMERS, SALES AND MARKETING

Our primary customers include musculoskeletal surgeons, neurosurgeons, oral surgeons, dentists, hospitals, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons.

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

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts, 2) through stocking distributors and, in the Asia Pacific region, healthcare dealers, and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Direct channel accounts represented approximately 80 percent of our net sales in 2008. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2008.

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

In response to the different healthcare systems throughout the world, our sales and marketing strategies and

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to musculoskeletal surgeons, neurosurgeons, dentists and oral surgeons and the medical procedures they perform.

Americas.  The Americas is our largest geographic segment, accounting for $2,353.9 million, or 57 percent, of 2008 net sales, with the United States accounting for 94 percent of net sales in this region. The United States sales force primarily consists of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

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

A majority of hospitals in the United States belong to at least one group purchasing organization. In 2008, individual hospital orders purchased through contractual arrangements with our two largest group purchasing organizations accounted for approximately 35 percent of our net sales in the United States. Contractual sales were highest through Novation, LLC and Premier Purchasing Partners, L.P. No individual end-user, however, accounted for over 1 percent of our net sales, and the top ten end-users accounted for approximately 4 percent of our aggregate net sales in the United States.

In the Americas, we monitor and rank independent sales agents across a range of performance metrics including the achievement of certain sales targets and maintenance of efficient levels of working capital.

Europe.  The European geographic segment accounted for $1,179.1 million, or 29 percent, of 2008 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for over 75 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this region is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In Europe, we emphasize the advantages of our clinically proven, established designs and innovative solutions, such as minimally invasive surgical procedures and technologies and new and enhanced materials and surfaces.

Asia Pacific.  The Asia Pacific geographic segment accounted for $588.1 million, or 14 percent, of 2008 net sales, with Japan being the largest market within this segment, accounting for approximately 55 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with musculoskeletal surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of our sales associates play a critical role in providing service, product information and support to surgeons.

SEASONALITY

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and holiday seasons.

DISTRIBUTION

We operate distribution facilities domestically in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; Austin, Texas and internationally, in Australia, Austria, Belgium, Canada, China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, the Netherlands, Portugal, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. We generally ship our orders via expedited courier. Our operations support local language labeling requirements for the European Union member countries, as well as specific Asia Pacific countries. Our backlog of firm orders is not considered material to an understanding of our business.

PRODUCTS

Our products include orthopaedic and dental reconstructive implants, spinal implants, trauma products, and related surgical products. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Orthopaedic surgeons and neurosurgeons use spinal implants in the treatment of degenerative diseases, deformities and trauma. Trauma products are used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related surgical products include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation.

We utilize our exclusive Trabecular Metaltm Technology across various product categories. Trabecular Metal material is a structural biomaterial whose cellular architecture resembles bone and approximates its physical and mechanical properties more closely than other prosthetic materials. The highly porous trabecular configuration is conducive to more normal bone formation and bone in-growth. Trabecular Metal implants are fabricated using elemental tantalum metal and a patented vapor deposition technique that creates a metallic strut configuration resembling cancellous bone with nano-textured surface features.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Orthopaedic Reconstructive Implants

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

Our portfolio of Minimally Invasive Solutionstm Procedures (“MIS”) includes the MIS Mini-Incision Total Knee Procedure. The MIS Mini-Incision Total Knee Instruments feature smaller instruments which accommodate a smaller incision and less disruption of the surrounding soft tissues.

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

The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities were augmented through the introduction of the NexGen Legacy Posterior Stabilized Flex Knee (the “LPS-Flex Knee”), a high-flexion implant that has the potential to accommodate knee flexion up to a 155-degree range of motion in some patients. In late 2007, the Premarket Approval (PMA) application for the NexGen LPS-Flex Mobile Knee was approved by the FDA. With the staged rollout of this product in the U.S., we are now one of only two companies that can offer a mobile-bearing total knee treatment option in the U.S.

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

NexGen Knee Gender Solutionstm femorals represent the first knee implants specifically shaped to offer fit and function optimized for anatomic features that are more commonly seen in female patients. Gender implants are an important strategic focus, as more than half of total knee arthroplasty patients are female. Gender Solutions femorals are available in both NexGen CR-Flex and LPS-Flex configurations.

We offer improved polyethylene performance in the NexGen Knee System with our conventional polyethylene and Prolong® Highly Crosslinked Polyethylene, which offers reduced wear, resistance to oxidation, pitting and cracking. Prolong Highly Crosslinked Polyethylene is available in designs compatible with both NexGen CR-Flex and LPS-Flex femoral components.

The Natural-Knee® II System.  The Natural-Knee II System consists of a range of interchangeable, anatomically designed implants which include a proprietary Cancellous-Structured Titaniumtm (CSTitm) Porous Coating option for stable fixation in active patients and Durasul® Highly Crosslinked Polyethylene.

Gender Solutions Natural-Knee Flex System.  The Gender Solutions Natural-Knee Flex System was fully released in 2008 and adds our unique High Flex and Gender Solutions design concepts to the Natural-Knee System. The Gender Solutions Natural-Knee Flex System recognizes that two distinct populations exist in total knee arthroplasty (female and male) and offers two distinct implant shapes for enhanced fit. The system is compatible with muscle sparing MIS procedures and accommodates high flexion capacity up to 155 degrees. The system features the proven clinical success of our asymmetric tibial plate, CSTi porous coating, Prolong Highly Crosslinked Polyethylene and the ultracongruent articular surface.

The Innex® Total Knee System.  The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering, the availability of differing levels of articular constraint and the Innex Revision Knee components provide for a comprehensive mobile and fixed bearing knee system. Gender Solutions design features were added to this comprehensive knee system in late 2008. The Innex Knee

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

System is distributed in Europe and Asia Pacific, and is not available for commercial distribution in the United States.

Unicompartmental Knee Systems.  The Zimmer® Unicompartmental Knee System offers a high flexion design for unicompartmental knee surgery. The high flexion product was designed specifically for MIS Procedures and Technologies. The system offers the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes. The Gender Solutions Patello-Femoral Joint System was fully commercialized in 2008 and incorporates key gender specific design features and a proprietary guided milling surgical technique for use in patello-femoral joint replacement.

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

Our portfolio of MIS Techniques includes the Zimmer MIS Anterior Supine Technique, the MIS Posterior Procedure, the Zimmer MIS Anterolateral Technique and MIS 2-Incisiontm Hip Replacement Procedure. The MIS Techniques are designed to be less invasive to soft tissues and to shorten recovery time.

Our key hip replacement products include:

Zimmer M/L Taper Hip Prosthesis with Kinectiv® Technology.  The Zimmer M/L Taper Hip Prosthesis offers a proximally porous-coated wedge-shaped design based on long term clinically proven concepts. The M/L Taper has become widely used in MIS Procedures due to several key design features. The Zimmer M/L Taper Hip Prosthesis with Kinectiv Technology is a system of modular stem and neck components designed to help the surgeon restore the natural hip joint center intraoperatively by addressing the key variables of leg length, offset and version independently. The M/L Taper hip product family is our fastest growing hip stem family.

Alloclassic® (Zweymüller®) Hip System.  The Alloclassic (Zweymüller) Hip System has become one of the most used, primary, cementless hip systems in the world. This is one of the few stems available today that is practically unchanged since its introduction in 1979. A new offset design was added in 2004 and offers the surgeon increased capability to restore the patient’s anatomical joint movement.

CLS® Spotorno® Hip System.  The CLS Spotorno Stem is one of our largest selling hip prostheses, especially in the European markets. Additions to the product line provide the capability for restoration of the physiological center of rotation. The CLS Spotorno Stem has excellent clinical results, confirmed by the 2006 Swedish Hip Registry.

Fitmore® Hip Stem.  The Fitmore Hip Stem was released in 2008 and offers the surgeon a short, bone preserving stem. Maintaining bone stock is particularly important for patients who may undergo a later revision procedure. Its unique shape facilitates MIS procedures, especially the MIS Anterior Supine approach which is gaining in popularity.

VerSys® Hip System.  The VerSys Hip System is supported by a common instrumentation set and is an integrated family of hip products with design-specific options to meet varying surgical philosophies and patient needs. A unique offering within the VerSys Hip System, the VerSys Epoch® Fullcoat Hip System is the first reduced-stiffness stem specifically designed to address varying patient femoral anatomies and minimize implant-related complications such as thigh pain, bone resorption and leg lengthening. In 2008, we introduced a line extension to this family to enhance the stem fit in osteoporotic patients.

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

We offer the Trabecular Metal Modular Primary Acetabular System, which incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal material. In addition to the Trabecular Metal Acetabular System, we also offer a Trabecular Metal Acetabular Revision System that provides the surgeon with a variety of off-the-shelf options to address a wide range of bone deficiencies encountered during acetabular revisions and achieve a stable construct – without the need for custom implants or bone graft, which carries with it the potential for resorption and disease transmission.

Alternative Bearing Technology.  We have a broad portfolio of alternative bearing technologies which include Longevity and Durasul Highly Crosslinked Polyethylenes, Metasul® Metal-on-Metal Tribological Solution, Cerasul® Ceramic-on-Ceramic Tribological Solutions and the Trilogy AB® Acetabular System. Alternative bearings are designed to

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

minimize wear over time, with the goal of increasing the longevity of the implant.

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

Trabecular Metal Reverse Shoulder System.  The Trabecular Metal Reverse Shoulder System incorporates advanced materials and design to offer improved biological ingrowth potential through the utilization of Trabecular Metal technology, while addressing significant loss of rotator cuff function. The reverse shoulder system is designed to restore function to patients who, because of debilitating rotator cuff tears, are not candidates for traditional shoulder surgery and have exhausted other means of repair.

Anatomical Shouldertm System.  The Anatomical Shoulder System can be adjusted to each patient’s individual anatomy. This portfolio of products was further expanded to include the Anatomical Shoulder Inverse/Reverse System, designed to address significant loss of rotator cuff function, and the Anatomical Shoulder Fracture System. Both the primary and fracture shoulder implants can be converted to a reverse shoulder without removal of the initial implant.

Coonrad/Morrey Total Elbow.  The Coonrad/Morrey Total Elbow product line is a family of elbow replacement implant products to address patients with conditions of severe arthritis or trauma. It remains the largest elbow franchise in the world.

Dental Products

Our dental products division manufactures and distributes (1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products – aimed at providing a more natural restoration to mimic the original teeth; and (3) dental regenerative products — for soft tissue and bone rehabilitation.

Dental Reconstructive Implants

Our dental reconstructive implant products and surgical and restorative techniques include:

Tapered Screw-Vent® Implant System.  Our highest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent System, with its two-stage design, was developed to minimize valuable chair time for restorations. Featuring a patented internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent Product is a technologically advanced dental implant offering features designed to allow the clinician to meet the needs of patients even in the most demanding circumstances. The Zimmer One-Piece Implant System, designed to complement the success of the Tapered Screw-Vent System, enhances this product line by offering clinicians a fast, convenient restorative option.

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

Zimmer Hex-Lock® Contour Abutment and Restorative Products.  Designed to be used with our Tapered Screw-Vent and One-Piece Implant Systems, our contour lines are an off-the-shelf solution for immediately addressing the diversity of patients’ needs. Featuring prepared margins, titanium and ceramic options, and snap-on impression caps, our abutments are designed to simplify the restoration process, save time for clinicians and technicians, and offer versatility.

Dental Regenerative Products

We market the following product lines for use in regenerative techniques in oral surgery:

Puros® Allograft Products.  The Puros Material is an allograft grafting material which utilizes the Tutoplast®1 Tissue Processing Technique that provides exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental offers five distinct Puros Allograft products to use together or separately for various bone and soft tissue grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate, Puros Block Allografts, Puros Pericardium Membranes, and Puros Dermis Membranes. We market the Puros Allograft Products through an agreement with RTI Biologics, Inc.

1 Registered Trademark of RTI Biologics, Inc.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

During 2008, within our Dental division, we released our new Zimmer Instrument Kit System, which is designed to better enable clinicians to use the Tapered Screw-Vent and Zimmer One-Piece implants. We extended our regenerative product portfolio by releasing the CopiOs® Pericardium Membrane in the United States. Sourced from bovine pericardial tissue, CopiOs Pericardium Membrane provides the characteristics of natural tissue.

Spine Implants

Our spine products division designs, manufactures and distributes medical devices and surgical instruments that provide comprehensive spine care solutions for patients with back pain, neck pain, degenerative disc conditions and injuries due to trauma. Zimmer Spine offers orthopaedic surgeons and neurosurgeons a full range of devices for posterior and anterior applications of the cervical, thoracic and lumbar spine.

In October 2008, we acquired Abbott Spine. This investment adds a number of innovative products and builds critical mass in our Spine products segment. In addition to bringing existing products and a promising pipeline, the Abbott Spine acquisition added to our research and development capabilities in the spinal category and strengthened our sales coverage.

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

PathFinder® System.  The Pathfinder System is a minimally invasive posterior stabilization system used in lumbar surgery. Its design accommodates single or multilevel constructs and offers advanced reduction, compression and distraction capabilities.

Universal Clamp® Device.  The Universal Clamp Device is designed to correct scoliotic deformity and provides intra-operative flexibility with immediate post-operative stability.

Sequoia® Pedicle Screw System.  The Sequoia Pedicle Screw Platform was designed to treat a variety of conditions of the thoracolumbar spine. The system offers reproducible fixation required for spinal arthrodesis while minimizing screw bulk and footprint. This allows greater decortication and fusion bed preparation, space for distraction/compression and in situ bending. In addition to a reduced footprint, the Sequoia platform offers a variety of advanced and proprietary features that improve strength, reduce cross-threading and minimize head splay.

TiTLE® 2 Polyaxial Spinal System.  The TiTLE System is designed for both minimally invasive and open procedures in the thoracic and lumbar spine. Its anti-cross threading cap screw and built-in friction head aid in the placement through small surgical openings. The NorthStar® Cannulated Screw Delivery System allows for percutaneous placement of the screws.

Ant-Cer®II Plate.  The Ant-Cer II Plate is a dynamic cervical plate providing the capacity for one way translational settling to maintain natural graft loading.

Atavi® Atraumatic Spine Surgery System. The Atavi family of minimally invasive access products includes the NexPosure® System for cervical applications and the FlexPosure® Products for lumbar applications.

Trinica® Select Anterior Cervical Plate System. The Trinica Select Anterior Cervical Plate System and All-Through-One instrumentation is designed to simplify the surgical procedure while requiring less retraction and reducing the risk of soft-tissue damage. The Trinica Select Self-Drilling Screws are designed to provide the surgeon with the option to reduce the number of instruments required to implant the Trinica Select Plate.

Trabecular Metal Technology.  Trabecular Metal Technology has a wide range of orthopaedic applications. In the United States, Trabecular Metal material shapes are utilized for vertebral body replacement procedures as well as bone void fillers.

Puros® Allograft Products.  We continue to sell traditional and specialty Puros Allograft Bone Products through our exclusive U.S. and Canadian distribution agreements with RTI Biologics, Inc.

CopiOs Bone Void Filler2.  CopiOs Bone Void Filler is a collagen-based synthetic bone graft material provided in the form of sponges or pastes of various sizes for surgical implantation. It is intended for filling bone voids resulting from trauma or created by a surgeon.

Trauma

Trauma products include devices used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing processes. Fractures are most often stabilized using internal fixation devices such as plates, screws, nails, wires and pins, but may also be stabilized using external fixation devices which are applied externally to the limb. We are focused on addressing unmet clinical needs, aligning our trauma products with MIS Procedures and integrating orthobiologics and other next-generation technologies into our portfolio of trauma solutions.

Zimmer Trauma offers a comprehensive line of products, including:

NCB® Plating System.  The titanium NCB Locking Plates provide surgeons with the ability to place screws with

2 Manufactured by Kensey Nash Corporation

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures of the distal femur, proximal humerus and proximal tibia.

Zimmer Periarticular Locking Plates.  The Zimmer Periarticular Locking Plate System combines advanced design techniques with locking screw technology to create constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices.

Zimmer Universal Locking System.  The Zimmer Universal Locking System is a comprehensive system of mini and small fragment stainless steel plates, screws and instruments for fracture fixation. The Universal Locking System plates resemble standard plates, but have figure-8 shaped holes that will accommodate standard or locking screws on either side of the hole. As a result, the plate can be used, depending upon the fracture situation, as a compression plate, a locked internal fixator or as an internal fixation system combining both techniques.

Zimmer Intertrochanteric/Subtrochanteric (I.T.S.T.tm) Nailing System. The I.T.S.T. system offers a proven method to treat hip fractures that are common in elderly patients. The system allows for treatment of a variety of hip fractures with a simple, well accepted surgical technique. Instrumentation designed specifically for the system allows surgeons to use a minimally invasive approach.

Orthopaedic Surgical Products

We develop, manufacture and market surgical products that support our reconstructive, trauma, spine and dental product systems in the operating room environment, with a focus on Bone Cements, Surgical Wound Site Management and Blood Management. Orthopaedic Surgical Products include:

PALACOS®3 Bone Cement.  We have exclusive United States distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamiacin pre-mixed in the formulation, and are used by orthopaedic surgeons to reduce the risk of postoperative infection. The products handling characteristics make them well-suited for minimally invasive procedures.

Hi-Fatiguetm4 Bone Cement.  We have exclusive European and Asian distribution rights for the Hi-Fatigue line of bone cement products manufactured by aap Biomaterials GmbH. Included in these brands are Hi-Fatigue and Hi-Fatigue G Bone Cements. The Hi-Fatigue G bone cement utilizes the antibiotic gentamiacin pre-mixed in the formulation, and is used by orthopaedic surgeons to reduce the risk of postoperative infection.

A.T.S.® Automatic Tourniquet Systems.  The A.T.S.  Tourniquet Systems Product Line is a family of tourniquet machines and cuffs designed to safely create a bloodless surgical field. The machines include the A.T.S. 3000 Tourniquet, which utilizes proprietary technology to determine a patient’s proper “Limb Occlusion Pressure” (LOP) based on the patient’s specific physiology. A decrease in LOP may reduce tissue or nerve damage. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.

Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems.  These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are completely disposable to reduce the risk of cross contamination. While Pulsavac Plus and Pulsavac Plus LP Wound Debridement Systems are both battery-powered, the Pulsavac Plus AC Wound Debridement System is a disposable system that is powered by a reusable AC power source to address battery disposal concerns.

HEALTHCARE CONSULTING

Our healthcare consulting services subsidiary, Accelero Health Partners, LLC (Accelero), is based in Canonsburg, Pennsylvania. Accelero consultants work to design a customized program for each client that promotes the active participation and collaboration of the physicians and the hospital-based departments with the goal of consistently producing a superior outcome in the form of a growing, efficient, and effective care delivery network. Currently, revenue related to Accelero represents less than 1 percent of our total net sales.

ORTHOBIOLOGICS

Our research and development efforts include an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects centralizing on the development of biologic technologies for musculoskeletal applications, including the repair and replacement of damaged tendon, ligament, meniscus, articular cartilage, bone and spinal nucleus tissues. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials/cell therapies which offer the possibility of treating damaged joints by biological repair rather than replacing them. A sampling of some of our key projects in the Orthobiologics area is set forth below.

We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral (Neocartilage) and osteochondral grafts

3 Registered Trademark of Heraeus Kulzer GmbH
4 Trademark of aap Biomaterials GmbH & Co. KG

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

for cartilage repair. ISTO creates cell-based therapies for cartilage regeneration using cells from juvenile donor cartilage. Neocartilage is a living tissue-engineered cartilage graft under clinical investigation for the restoration of cartilage defects, reestablishment of joint function and relief of pain in the knee. The Phase I/II clinical trial (IND) for Neocartilage has completed patient enrollment with all patients having reached the 12-month follow-up milestone. We plan to distribute this product as DeNovo® ET Engineered Tissue Graft. In addition, we launched our first cartilage repair product (DeNovo NT Natural Tissue Graft) in 2007 and expanded use of the product in 2008. This product provides particulated juvenile cartilage tissue for repair of articular cartilage defects and has been implanted in nearly 200 patients during this limited release phase.

Many musculoskeletal surgical procedures use bone grafts to help regenerate lost or damaged bone. In 2008, our Spine, Dental and Trauma divisions introduced a technologically advanced all-human demineralized bone matrix, Puros DBM Putty and Putty with bone chips. This bone-derived allograft material is used to fill bone voids or defects. It is placed into the bone void where it is then completely replaced by natural bone during the healing process.

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

We are broadening our product offerings in each of the product categories and exploring new technologies with possible applications in multiple areas. For the years ended December 31, 2008, 2007 and 2006, we spent $194.0 million, $209.6 million, and $188.3 million, respectively, on research and development. The decreased spending on research and development in 2008 reflects delays connected with our operational compliance with the DPA and CIA and implementation of our enhanced compliance and ethics initiatives. We intend to increase spending on product development in 2009. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2008, we employed more than 800 research and development employees worldwide.

We expect to continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances.

GOVERNMENT REGULATION AND COMPLIANCE

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The U.S. Food and Drug Administration (FDA) has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

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

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. As part of meeting our obligations under the 2007 DPA, we developed and have substantially implemented enhanced compliance initiatives and are applying these enhancements in most respects to all of our businesses on a global basis.

Our facilities and operations are also subject to complex federal, state, local and foreign environmental and occupational safety laws and regulations, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean-up of properties by pollutants. We do not expect that the ongoing costs of compliance with these environmental requirements will have a material impact on our consolidated earnings, capital expenditures or competitive position.

COMPETITION

The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Synthes, Inc., Smith & Nephew plc, Wright Medical Group, Inc. and Tornier Inc.

In the Americas geographic segment, we and DePuy Orthopaedics, Inc., Stryker Corporation, Biomet, Inc., Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc), Wright Medical Group, Inc. and Synthes, Inc. account for a large majority of the total reconstructive and trauma implant sales.

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

The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Mathys AG and Waldemar LINK GmbH & Co. KG, which, in addition to the global competitors, compete with us. Today most hip implants sold in Europe are products developed specifically for the European market, although global products are gaining acceptance. We will continue to develop and produce specially tailored products to meet specific European needs.

In the spinal implant category, we compete globally primarily with Medtronic Sofamor Danek, Inc. (a subsidiary of Medtronic, Inc.), DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation and EBI, L.P., now operating as Biomet Trauma and Biomet Spine (a subsidiary of Biomet, Inc.).

In the dental reconstructive implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG and Implant Innovations, Inc. (a subsidiary of Biomet, Inc.).

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

MANUFACTURING AND RAW MATERIALS

We manufacture substantially all of our products at eight sites including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; and Etupes, France. In February 2008, we announced plans to open a new manufacturing facility in Shannon, Ireland and are scheduled to open the facility in the second half of 2009.

We believe that our manufacturing facilities set industry standards in terms of automation and productivity and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement and optimization. In addition, at certain of our manufacturing facilities, many of the employees are cross-trained to perform a broad array of operations.

We generally target operating our manufacturing facilities at levels up to 90 percent of total capacity. We continually evaluate the potential to in-source products currently purchased from outside vendors to on-site production.

We have improved our manufacturing processes to protect our profitability and offset the impact of inflationary costs. We have, for example, employed computer-assisted robots and multi-axis grinders to precision polish medical devices; automated certain manufacturing and inspection processes, including on-machine inspection and process controls; purchased state-of-the-art equipment; in-sourced

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

core products, such as castings and forgings; and negotiated reductions in third party supplier costs.

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

EMPLOYEES

We employ more than 8,500 employees worldwide, including more than 800 employees dedicated to research and development. Over 5,200 employees are located within the United States and approximately 3,300 employees are located outside of the United States, primarily throughout Europe and in Japan. We have over 3,600 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,600 employees. Fewer than 200 North American employees are members of a trade union covered by a collective bargaining agreement.

In May 2007, we renewed a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2012.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of January 31, 2009.

Name	Age	Position

David C. Dvorak	45	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	44	Senior Vice President, Research and Development and Chief Scientific Officer
James T. Crines	49	Executive Vice President, Finance and Chief Financial Officer
Derek M. Davis	39	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jeffery A. McCaulley	43	President, Zimmer Reconstructive
Bruno A. Melzi	61	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	55	President, Asia Pacific
Chad F. Phipps	37	Senior Vice President, General Counsel and Secretary
Mark C. Throdahl	57	Group President, Global Businesses

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

Dr. Blanchard was appointed Senior Vice President, Research and Development and Chief Scientific Officer of Zimmer Holdings in December 2005. She is responsible for Global Research and Development,Quality and Regulatory, Medical Education, and Medical Affairs. From October 2003 to December 2005, Dr. Blanchard served as Vice President, Corporate Research and Clinical Affairs and from August 2002 to October 2003, she served as Vice President, Research and Biologics.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

unit accounting. From March 2006 to May 2007, Mr. Davis served as Director, Financial Planning and Accounting. From December 2003 to March 2006, Mr. Davis served as Director, Finance, Operations and Logistics and from April 2003 to December 2003, he served as Associate Director, Finance.

Mr. McCaulley was appointed President, Zimmer Reconstructive in December 2008. He has responsibility for our activities in the reconstructive devices market, including Global Marketing and Americas Sales. Prior to joining us, Mr. McCaulley served as President and Chief Executive Officer of the Health Division of Wolters Kluwer, a leading provider of scientific information and workflow solutions for healthcare professionals, providers, payors and the pharmaceutical industry, from November 2004 to November 2008. Prior to joining Wolters Kluwer, Mr. McCaulley served as Vice President and General Manager of the Diabetes Division of Medtronic, Inc., a global leader in medical technology, from 2002 to 2004.

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

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary of Zimmer Holdings in May 2007. He has global responsibility for our legal affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees our Government Affairs, Corporate Communication and Public Relations activities. From December 2005 to May 2007, Mr. Phipps served as Associate General Counsel and Corporate Secretary and from September 2003 to December 2005, he served as Associate Counsel and Assistant Secretary.

Mr. Throdahl was appointed Group President, Global Businesses of Zimmer Holdings in May 2008. He is responsible for Zimmer Spine, Zimmer Dental, Zimmer Trauma, Zimmer Orthopaedic Surgical Products, Zimmer Computer Assisted Solutions and Accelero Health Partners. Prior to joining us, Mr. Throdahl served as Chief Executive Officer of Consort Medical plc (formerly Bespak plc), a leader in medical devices for inhaled drug delivery and anesthesia based in Milton Keynes, United Kingdom, from June 2001 to December 2007.

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

We will post on our Internet website any substantive amendment to, or waiver from, our Code of Ethics for Chief Executive Officer and Senior Financial Officers or a provision of our Code of Business Conduct that applies to any of our directors or executive officers.

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

As previously reported, in September 2007 we settled an investigation conducted by the United States Attorney’s Office for the District of New Jersey (the “U.S. Attorney”) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney and a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). Copies of the DPA and CIA are filed as exhibits to this report and a copy of the DPA is available on our website at www.zimmer.com.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

If we do not comply with the terms of these agreements, we could be subject to prosecution for violations of the federal Anti-Kickback Statute that the U.S. Attorney alleges we committed between 2002 and 2006, as well as any new or continuing violations. We could also be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare.

We could be subject to further governmental investigations or actions by other third parties based on allegations of wrongdoing similar to those made by the U.S. Attorney.

Our settlement with the U.S. government does not preclude other governmental agencies or state authorities from conducting investigations or instituting proceedings based on allegations of wrongdoing similar to those made by the U.S. Attorney. As previously disclosed, we are cooperating with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with regard to an informal investigation into potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We are also cooperating with investigative demands made by two state attorneys general. While we believe that the pending state investigations are not likely to have a material adverse effect on our business or financial condition, similar investigations by other states or governmental agencies are possible. In addition, the settlement with the government could increase our exposure to lawsuits by potential whistleblowers under the federal false claims acts, based on new theories or allegations arising from the allegations made by the U.S. Attorney. We intend to review and take appropriate actions with respect to any such investigations or proceedings; however, we cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

If we are not able to fulfill or otherwise resolve our existing royalty and other payment obligations to healthcare professional consultants and institutions, our ability to maintain our existing intellectual property rights and obtain future rights may be impaired.

We have reviewed our existing royalty agreements with healthcare professional consultants and institutions in light of the requirements of the DPA. Following our review, we resumed paying royalties with respect to some of the agreements. With respect to others, we made lump-sum payments to resolve our accrued and future royalty obligations and secure rights to the intellectual property. With respect to the remaining agreements, if we do not fulfill our obligations or reach some other resolution acceptable to the affected healthcare professional consultants and institutions, our ability to use the intellectual property covered by those agreements may be adversely affected. In addition, our ability to enter into new agreements with healthcare professional consultants or institutions for the future acquisition of intellectual property rights may be adversely affected.

Our temporary suspension of the U.S. marketing and distribution of one of our hip products has adversely affected sales, resulted in claims and may adversely affect our ability to compete in the growing hip resurfacing market in the U.S.

In July 2008, we temporarily suspended the marketing and distribution of our Durom Acetabular Component (Durom Cup) in the U.S. We believe this action adversely affected our hip product sales in the U.S. in the last half of 2008. Although we resumed U.S. marketing and distribution in August 2008, we expect the effects of this action will continue to have a negative impact through 2009.

Following our action, product liability lawsuits and other claims were asserted against us and we expect additional similar claims will be asserted. In addition, we expect that our entry into the growing U.S. hip resurfacing market has been delayed as the Durom Cup had been integral to our plans for entry into that market.

The implementation of our enhanced global compliance program is requiring us to devote substantial resources, is disruptive to normal business activities and may place us at a competitive disadvantage.

Since entering into the DPA and CIA, we have devoted substantial resources to meet our obligations under those agreements and implemented enhancements to our global compliance program applicable in most respects to all of our businesses on a global basis. These efforts have not only involved significant expense, but also required management and other key employees to focus extensively on these matters, preventing them from devoting as much time as they otherwise would to other business matters. If our competitors do not make similar enhancements to their compliance programs, this may place us at a competitive disadvantage and adversely affect our results of operations.

We believe we have lost market share as a result of recent events. If we are not able to recover or grow our market share, our operating results could be materially adversely affected.

We believe that the disruptive effects of the product suspensions and recalls in 2008 and the implementation of our enhanced global compliance initiatives contributed to customer losses during the last half of 2008. We may not be able to recapture market share lost due to these events and we may continue to lose customers due to these factors in the future.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

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

We sell our products in more than 100 countries and derive more than 40% of our net sales from outside the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Violations of foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our profitability to decline and expose us to counterparty risks.

A substantial portion of our foreign revenues are generated in Europe and Japan. The United States dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the United States dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on our results of operations. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective. The current global economic crisis has generally increased the risk of entering into derivative financial instruments, even if major international financial institutions act as counterparties.

We may fail to adequately protect our proprietary technology and other intellectual property, which would allow competitors or others to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain or maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Also, our currently pending or future patent applications may not result in issued patents, and issued patents are subject to claims concerning priority, scope and other issues.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

The United States Patent and Trademark Office and the courts have not consistently treated the breadth of claims allowed or interpreted in orthopaedic reconstructive implant and biotechnology patents. Future changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

In addition, intellectual property rights may be unavailable or of limited effect in some foreign countries. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be impaired, which could limit our growth and revenue.

We also attempt to protect our trade secrets, proprietary know-how and continuing technological innovation with security measures, including the use of confidentiality agreements with our employees, consultants, and collaborators. These measures may prove to be ineffective and any remedies available to us may be insufficient to compensate our damages.

We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. If we were to lose such litigation involving material intellectual property rights, we may be unable to manufacture, sell or use some of our products.

We may make additional acquisitions or enter into strategic alliances that could increase our costs or liabilities or be disruptive.

We intend to continue to look for additional strategic acquisitions of other businesses that are complementary to our businesses and other companies with whom we could form strategic alliances or enter into other arrangements to develop or exploit intellectual property rights. These activities involve risks, including the following:

•	we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;
•	the difficulties of integrating acquired businesses may be increased if we need to integrate geographically separated organizations, personnel with disparate business backgrounds and companies with different corporate cultures;
•	we may not recognize expected cost savings from acquisitions or the anticipated benefits of strategic alliances;
•	our acquisition candidates or strategic partners may have unexpected liabilities or prove unable to meet their obligations to us or the joint venture; and
•	the priorities of our strategic partners may prove incompatible with ours.

We depend on a limited number of suppliers for some key raw materials and outsourced activities.

We use a number of suppliers for raw materials that we need to manufacture our products and to outsource some key manufacturing activities. These suppliers must provide the materials and perform the activities to our standards for us to meet our quality and regulatory requirements. Some key raw materials and outsourced activities can only be obtained from a single source or a limited number of sources. A prolonged disruption or other inability to obtain these materials or outsource key manufacturing activities could materially and adversely affect our ability to satisfy demand for our products.

We are subject to putative stockholder class action lawsuits that could be costly to defend and distracting to management.

We and a number of our related parties are defending putative stockholder class action lawsuits alleging violations of the securities laws, breaches of fiduciary duties or violations of the federal Employee Retirement Income Security Act of 1974 arising out of trading or ownership of our common stock. We believe these lawsuits are without merit, and we intend to defend them vigorously. We may incur significant expenses associated with the defense of these lawsuits, however, and the necessary participation of our executive officers could detract from their ability to devote their full time and attention to our business operations.

RISKS RELATED TO OUR INDUSTRY

The ongoing informal investigation by the U.S. Securities and Exchange Commission regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry could have a material adverse effect on our business, financial condition and cash flows.

We are cooperating fully with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with regard to an ongoing informal investigation of potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. Although we have adopted policies and procedures designed to prevent improper payments and we train our employees, distributors and others concerning these issues, we cannot assure that violations of these requirements will not occur. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with governmental agencies or receive export licenses.

We are subject to healthcare fraud and abuse regulations on an ongoing basis that could require us to change our business practices and restrict our operations in the future.

Our industry is subject to various federal and state laws pertaining to healthcare fraud and abuse, including false claims

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

laws, the federal Anti-Kickback Statute, similar state laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

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

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. If key participants in government healthcare systems reduce the reimbursement levels for our products, our sales and results of operations may be adversely affected.

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

Continuing weakness in the global economy is likely to adversely affect our business until an economic recovery is underway.

A significant portion of our products are used in procedures covered by private insurance, many of which, including procedures using our dental products, may be considered elective procedures. We expect the current global economic crisis is likely to reduce the availability or affordability of private insurance or may impact patient decisions to have an elective procedure performed. If current economic conditions continue or worsen, we expect that increasing levels of unemployment and pressures to contain healthcare costs could adversely affect the global growth rate of hip and knee procedure volume, which could have a material adverse effect on our sales and results of operations.

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

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including orthobiological therapies. To remain competitive, we must continue to develop and acquire new products and technologies. Competition is primarily on the basis of:

•	technology;
•	innovation;
•	quality;
•	reputation; and
•	customer service.

In markets outside of the United States, other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.

Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.

Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

We and our customers are subject to various governmental regulations relating to the manufacturing, labeling and marketing of our products and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory approvals to market a medical device can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs.

In addition, if we fail to comply with applicable material regulatory requirements, including, for example, the Quality System Regulation, recordkeeping regulations, labeling requirements and adverse event reporting regulations, we may be subject to a range of sanctions including:

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

Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles that we are responsible for. Product liability claims in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Cedar Knolls, New Jersey	Manufacturing & Warehousing	Leased	23,000
Parsippany, New Jersey	Research & Development, Manufacturing & Warehousing	Leased	115,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Offices, Research & Development & Manufacturing	Owned	140,000
Dover, Ohio	Warehousing	Leased	61,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Research & Development & Distribution	Leased	97,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Vienna, Austria	Offices & Warehousing	Leased	15,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Kiel, Germany	Offices & Warehousing	Leased	21,000
Shannon, Ireland	Offices, Manufacturing & Warehousing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	16,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	10,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Baar, Switzerland	Warehousing	Leased	40,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	358,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

We began construction of our new 125,000 square feet Shannon, Ireland facility in 2008 and expect to begin manufacturing operations at this facility in the second half of 2009. In an effort to expand our global distribution network, we have begun construction on a 130,000 square feet warehouse facility in Eschbach, Germany. We expect to begin utilizing this facility in the second half of 2009. We believe the current facilities, including manufacturing, warehousing, research and development and office space, together with the planned expansion provide sufficient capacity to meet ongoing demands. Once a facility reaches 85 percent utilization, we examine alternatives for either expanding that facility or acquiring new facilities to meet our ongoing demands.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SWX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2008 and 2007 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2008:
First Quarter	$79.78	$63.80
Second Quarter	$80.92	$66.12
Third Quarter	$74.55	$60.41
Fourth Quarter	$66.42	$34.10

Year Ended December 31, 2007:
First Quarter	$88.18	$76.90
Second Quarter	$94.38	$83.67
Third Quarter	$91.00	$75.14
Fourth Quarter	$85.91	$63.00

We have not declared or paid dividends on our common stock since becoming a public company on August 6, 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.

The number of beneficial owners of our common stock on February 13, 2009 was approximately 470,800. On February 13, 2009, the closing price of the common stock, as reported on the New York Stock Exchange, was $41.06 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2008:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 2008	1,189,100	$40.47	30,066,500	$1,134,346,296
November 2008	–	–	–	–
December 2008	–	–	–	–

Total	1,189,100	$40.47	30,066,500	$1,134,346,296

(1)	Includes repurchases made under expired programs as well as the program announced in April 2008 authorizing $1.25 billion of repurchases through December 31, 2009.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

Summary of Operations	2008	2007	2006	2005	2004

Net sales	$4,121.1	$3,897.5	$3,495.4	$3,286.1	$2,980.9
Net earnings	848.6	773.2	834.5	732.5	541.8
Earnings per common share
Basic	$3.73	$3.28	$3.43	$2.96	$2.22
Diluted	3.72	3.26	3.40	2.93	2.19
Average common shares outstanding
Basic	227.3	235.5	243.0	247.1	244.4
Diluted	228.3	237.5	245.4	249.8	247.8
Balance Sheet Data
Total assets	$7,239.0	$6,633.7	$5,974.4	$5,721.9	$5,695.5
Short-term debt	–	–	–	–	27.5
Long-term debt	460.1	104.3	99.6	81.6	624.0
Other long-term obligations	353.9	328.4	323.4	348.3	420.9
Stockholders’ equity	5,650.3	5,449.6	4,920.5	4,682.8	3,942.5

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K.

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic and dental reconstructive implants, spinal implants, trauma products and related surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Orthopaedic reconstructive implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP include supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments – the Americas, Europe and Asia Pacific.

Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Beginning in 2008, our Hips product category sales no longer include bone cement and accessory sales, which have been reclassified to our OSP and Other product category. Amounts in the years ended December 31, 2007 and 2006 related to sales of bone cement and accessory products have been reclassified to conform to the 2008 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2008.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of 2008 sales growth, which is 6 percentage points below the rate of growth from 2007 compared to 2006. We estimate that the orthopaedic procedure volume market growth rate on a global basis will be in the mid single digits in the coming years driven by an aging global population, obesity and more active lifestyles, among other factors. In addition, the continued shift in demand to premium products, such as Longevity, Durasul and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, high-flex knees, knee revision products and porous hip stems, continue to positively affect sales growth. Our 2008 increase of 3 percentage points decreased from 2007 and was lower than market growth due to the factors discussed below.

Pricing Trends

Selling prices were flat during 2008, which is similar to 2007 when compared to 2006. Asia Pacific selling prices decreased 3 percentage points for the year ended December 31, 2008, compared to a 1 percent decrease in 2007 when compared to 2006. Japan and Australia reported 4 percent and 3 percent decreases, respectively, in average selling prices as a result of scheduled reductions in reimbursement prices. Japan and Australia combined represent approximately 10 percent of our sales. Selling prices in the Americas were flat during 2008, compared to a 1 percent increase in 2007. In Europe, selling prices for 2008 were flat, compared to a 1 percent decrease in 2007. With the effect of governmental healthcare cost containment efforts and pressure from group purchasing organizations, we expect global selling prices to remain flat in 2009.

Foreign Currency Exchange Rates

For 2008, foreign currency exchange rates had a positive 3 percent effect on global sales growth. If foreign currency exchange rates remain consistent with the year end rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect in 2009 of approximately 4 percent on sales. We address currency risk through regular operating and financing activities, and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Abbott Spine Acquisition

In October 2008, we acquired Abbott Spine, previously a subsidiary of Abbott Laboratories, for approximately $360 million. The purchase price was funded by a combination of cash on hand and borrowings under existing credit facilities. This investment adds a number of innovative products and helps build toward critical mass in the Spine product category. The acquisition also enhances our research and development capabilities in the Spine product category and strengthens our sales coverage. We recorded $48.7 million of acquisition and integration costs in 2008 as a result of this transaction, including $38.5 million of in-process research and development expense. For more information regarding the acquisition of Abbott Spine, see Note 4 to the consolidated financial statements included elsewhere in this Form 10-K.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Compliance-Related Matters

In September 2007, we and other major U.S. orthopaedic manufacturers reached a settlement with the U.S. government to resolve claims related to an investigation into financial relationships between the industry and consulting orthopaedic surgeons. We paid the government $169.5 million and entered into a Deferred Prosecution Agreement (DPA) under which we will remain subject to oversight by a federally-appointed monitor through March 27, 2009.

We also entered into a Corporate Integrity Agreement (CIA) with the Office of the Inspector General of the U.S. Department of Health and Human Services, which has a term of 5 years. For more information regarding the settlement, see Note 16 to the consolidated financial statements included elsewhere in this Form 10-K.

We did not record any tax benefit related to the $169.5 million payment in 2007. During 2008, we reached an agreement with the U.S. Internal Revenue Service confirming the deductibility of a portion of the payment and recorded a current tax benefit of $31.7 million, resulting in a decrease to the current period effective tax rate. For more information regarding the tax treatment of the settlement expense, see Note 12 to the consolidated financial statements included elsewhere in this Form 10-K.

We have developed and substantially implemented enhanced global compliance initiatives which address areas such as product development, marketing, surgeon training and educational and charitable funding. The principles of this program meet or exceed the requirements of the DPA and CIA, as those principles are being applied in most respects to all product segments and reach all worldwide operations. Costs related to the DPA, CIA and the enhanced compliance initiatives in 2008 were approximately $60 million, including the fees incurred for the federally-appointed monitor.

Durom Acetabular Component

In July 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (Durom Cup) in the U.S. to permit us to update product labeling to provide more detailed surgical technique instructions and implement an enhanced surgical training program in the U.S. We resumed marketing and distribution of the Durom Cup in the U.S. in August 2008.

During 2008, we received claims from a number of Durom Cup patients seeking reimbursement for costs and payments for alleged pain and suffering and we expect to receive additional similar claims. We recorded a provision for certain claims of $69.0 million in 2008, which represents management’s estimate of liability to patients undergoing revision surgeries related to the Durom Cup. The estimate is limited to revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

We believe we lost hip product sales during 2008, in large part as a consequence of the events involving the Durom Cup. In addition, we expect that our entry into the U.S. hip resurfacing market has been hindered or delayed as the Durom Cup had previously been integral to our plans for entry into that market.

Orthopaedic Surgical Products (OSP) Actions

In the first half of 2008, we initiated voluntary product recalls of certain OSP patient care products manufactured at our Dover, Ohio facility that we determined did not meet internal quality standards and we temporarily suspended production and sales of certain OSP products manufactured at the Dover facility. We estimate that these actions adversely impacted 2008 OSP revenues by approximately $70 million and 2008 diluted earnings per share by $0.18 including related inventory charges, idle plant costs and other non-recurring charges. We expect to have a significant portion of these products back in production in the first quarter of 2009, with most other products coming back into production in the second quarter of 2009.

Impact of Disruptive Events on Market Share

As a result of the disruptive factors discussed above, including our temporary suspension of U.S. marketing and distribution of the Durom Cup, our voluntary recall and suspension of production of certain OSP patient care products, and the implementation of our enhanced global compliance initiatives, we have suffered customer losses during 2008. We estimate that these customer losses reduced our knee and hip market share by 1.5 to 2.0 percent as measured from fourth quarter results. We expect our sales growth to be at a rate slower than the market in the near term due to these disruptive factors.

2009 Outlook

We expect conditions in the broader economy will result in a temporary slowdown in elective hospital procedures. Although many of our products are used in elective procedures, we believe our core knee and hip franchises remain more insulated than most from swings in the broader economy because the need for these procedures does not diminish, even if the timing is affected.

We expect to experience further customer losses in 2009 affecting our knee and hip market share as a result of the ongoing effects of the disruptive factors discussed above. Our assumption is that share loss should stabilize by year-end 2009, as we anniversary out of the majority of the 2008 customer and product-related losses, and as we launch new products in sufficient quantities to recover some of the product-related losses.

Among our other product categories, we expect extremities and trauma sales growth to be in line with market growth rates. We expect dental revenues to reflect the weak economic environment and to underperform relative to market growth rates given company-specific operational challenges. Finally, we expect spine revenues to increase as a result of the Abbott Spine acquisition and reflect sales dis-synergies associated with the ongoing integration of the two businesses.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

In 2009, our operating expenses will be impacted by a number of factors, which in the aggregate are expected to result in a modest net decrease in total expense compared to 2008. We expect to realize significant savings from third-party fees related to compliance with the DPA and the implementation of our enhanced compliance initiatives, Durom-related certain claims and acquisition, integration and other expenses. For 2009, however, we intend to partially offset those savings with increased spending in areas that suffered disruption in 2008, including product development and medical education. We also continue to step-up our level of spending on quality systems to achieve our continuous improvement objectives in the areas of design and process control as well as ongoing product surveillance.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$2,353.9	$2,277.0	3%	3%	–%	–%
Europe	1,179.1	1,081.0	9	4	–	5
Asia Pacific	588.1	539.5	9	5	(3)	7

Total	$4,121.1	$3,897.5	6	3	–	3

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,763.0	$1,634.6	8%	7%	(1)%	2%
Hips	1,279.5	1,221.4	5	2	(1)	4
Extremities	121.0	104.0	16	14	1	1
Dental	227.5	221.0	3	–	1	2

Total	3,391.0	3,181.0	7	5	(1)	3

Trauma	221.4	205.8	8	4	1	3
Spine	230.6	197.0	17	14	2	1
OSP and other	278.1	313.7	(11)	(14)	–	3

Total	$4,121.1	$3,897.5	6	3	–	3

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Gender Solutions Natural-Knee Flex System exhibited strong growth.

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. negatively impacted hip sales growth. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we expect to face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

As a result of the disruptive factors discussed above, we suffered customer losses during 2008. We estimate that these customer losses reduced our knee and hip market share by 1.5 to 2.0 percent as measured from fourth quarter results. We expect to experience further customer losses in 2009 as a result of the ongoing effects of these disruptive factors.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

System and the Trinica Select Anterior Cervical Plate System led spine sales, which also reflect an increase as a result of the Abbott Spine acquisition. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

The following table presents estimated* 2008 global market size and market share information (dollars in billions):

	Global		Zimmer	Zimmer
	Market	Global Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$6.4	8%	27%	1
Hips	5.7	6	22	1
Extremities	0.8	13	14	3
Dental	3.2	7	7	4

Total	$16.1	7	21	1

Trauma	$4.1	10	5	5
Spine***	$6.8	10	3	5

*	Estimates based on competitor annual filings, Wall Street equity research and Company estimates

**	Excludes the effect of changes in foreign exchange rates on sales growth

***	Spine includes related orthobiologics

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$1,089.8	$1,029.8	6%
Hips	576.1	568.3	1
Extremities	88.1	73.9	19
Dental	114.9	118.9	(3)

Total	1,868.9	1,790.9	4

Trauma	125.8	122.9	2
Spine	181.3	160.3	13
OSP and other	177.9	202.9	(12)

Total	$2,353.9	$2,277.0	3

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Gender Solutions Natural-Knee Flex System also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. will continue to negatively impact hip sales and we also expect that the adoption of hip resurfacing in the U.S. market will continue to adversely affect our hip sales growth.

As a result of the disruptive factors discussed above, we suffered customer losses during 2008. These customer losses negatively impacted sales growth, primarily in the knee and hip product segments. We expect to experience further customer losses in 2009 as a result of the ongoing effects of these disruptive factors.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance initiatives and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales, which also reflect an increase as a result of the Abbott Spine acquisition. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$452.6	$407.8	11%
Hips	493.9	459.9	7
Extremities	25.8	23.2	11
Dental	82.2	71.3	15

Total	1,054.5	962.2	10

Trauma	47.4	41.1	16
Spine	40.1	31.2	29
OSP and other	37.1	46.5	(20)

Total	$1,179.1	$1,081.0	9

Changes in foreign exchange rates positively affected both knee and hip sales by 5 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales in our Europe region.

Growth in porous stems, including the CLS Spotorno Stem, led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

As a result of the disruptive factors discussed above, we suffered customer losses during 2008. These customer losses negatively impacted sales growth, primarily in the knee and hip product segments. We expect to experience further customer losses in 2009 as a result of the ongoing effects of these disruptive factors.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB Plating System led

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

trauma sales, which were offset by weaker sales of our intramedullary fixation systems. The Dynesys Dynamic Stabilization System and the Optimatm5 ZS Spinal Fixation System led spine sales. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,
	2008	2007	% Inc (Dec)

Reconstructive
Knees	$220.6	$197.0	12%
Hips	209.5	193.2	8
Extremities	7.1	6.9	3
Dental	30.4	30.8	(1)

Total	467.6	427.9	9

Trauma	48.2	41.8	15
Spine	9.2	5.5	65
OSP and other	63.1	64.3	(2)

Total	$588.1	$539.5	9

Changes in foreign exchange rates positively affected knee sales by 6 percent and hip sales by 8 percent. Reported decreases in average selling prices negatively affected both knee and hip sales by 4 percent. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant also made strong contributions to knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System, the Alloclassic Zweymüller Hip System and the CLS Spotorno Stem, led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also increased.

As a result of the disruptive factors discussed above, we suffered customer losses during 2008. These customer losses negatively impacted sales growth, primarily in the knee and hip product segments. We expect to experience further customer losses in 2009 as a result of the ongoing effects of these disruptive factors.

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

Gross Profit

Gross profit as a percentage of net sales was 75.8 percent in 2008, compared to 77.5 percent in 2007. The following table reconciles the gross margin for 2007 to 2008:

Year ended December 31, 2007 gross margin	77.5%
Foreign exchange impact, net	(0.8)
Excess and obsolete inventory	(0.6)
Inventory step-up	(0.2)
Other	(0.1)

Year ended December 31, 2008 gross margin	75.8%

Gross margin decreased in 2008 primarily due to the unfavorable effect of year-over-year changes in foreign currency hedge gains and losses as well as an increase in excess inventory and obsolescence charges due to write-offs related to the OSP patient care product recalls and increased inventory levels as a result of lower than forecasted sales. Inventory step-up related to the completion of the Abbott Spine acquisition during 2008 also had an unfavorable impact on gross margin.

Operating Expenses

Research and Development, or R&D, as a percentage of net sales was 4.7 percent for 2008, compared to 5.4 percent in 2007. R&D decreased to $194.0 million for 2008 from $209.6 million in 2007, reflecting decreased spending on certain development, clinical and external research activities due to delays connected with our operational compliance with the DPA and CIA and implementation of our enhanced compliance and ethics initiatives. We do not expect delays with our development programs in 2009 and therefore our R&D expense as a percentage of revenue is expected to return to historical levels of 5 to 6 percent.

Selling, general and administrative, or SG&A, as a percentage of net sales was 41.3 percent for 2008, compared to 38.2 percent in 2007. SG&A expense increased to $1,702.3 million for 2008, from $1,489.7 million in 2007. Increased SG&A costs include monitor fees as well as consulting and legal fees associated with the global implementation of our enhanced compliance initiatives. Expenses related to other operating initiatives also caused an increase in SG&A as a percentage of net sales. Such operating initiatives include the planned implementation of a global IT system and improving quality systems at our Dover facility. Additionally, selling costs increased as a result of the ORTHOsoft acquisition, an increase in the headcount of our sales force in certain locations, increased commission incentives to sell certain key products and a change in the mix of commissions earned as a result of lower OSP sales.

Settlement expense of $169.5 million for 2007 relates to the settlement of the federal investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons.

5 Trademark of U & i Corporation

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Certain claims expense of $69.0 million is a provision for estimated claims from Durom Cup patients undergoing revision surgeries within specified periods. Acquisition, integration and other expenses increased to $68.5 million for 2008, compared to $25.2 million in 2007. The acquisition, integration and other expenses recorded during 2008 include $38.5 million for in-process research and development related to the Abbott Spine acquisition, costs related to the integration of Abbott Spine, facility consolidation costs, legal fees, and retention and termination payments, partially offset by favorable adjustments to certain liabilities of acquired companies. The acquisition, integration and other expenses recorded during 2007 reflect in-process research and development write-offs related to acquisitions, costs related to the integration of acquired U.S. distributors, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems.

Operating Profit, Income Taxes and Net Earnings

Operating profit for 2008 decreased 3 percent to $1,090.0 million, from $1,127.6 million in 2007. Operating profit for 2007 includes the effect of the non-recurring settlement expense of $169.5 million. Excluding the impact of the settlement expense in 2007, operating profit for 2008 would still have been unfavorable compared to 2007 as a result of lower gross margins, significant but temporary increases in SG&A costs attributable to the implementation of our enhanced compliance initiatives and certain claims expense of $69.0 million.

Interest and other income for 2008 increased to $31.8 million, from $4.0 million in 2007. Interest and other income for 2008 includes a realized gain of $38.8 million related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt.

The effective tax rate on earnings before income taxes and minority interest decreased to 24.3 percent for 2008, down from 31.6 percent in 2007. The effective tax rate for the 2007 period reflects the effect of the $169.5 million settlement expense, for which no tax benefit had previously been recognized. During 2008, we recorded a current tax benefit of $31.7 million related to the settlement expense, resulting in a decrease of approximately 3 percent to the current period effective tax rate. The effective tax rate for 2008 was further reduced as a result of increased profits in lower tax jurisdictions. These decreases in the effective tax rate were partially offset by Abbott Spine acquisition-related in-process research and development charges recorded during 2008 for which no tax benefit was recorded.

Net earnings increased 10 percent to $848.6 million for 2008, compared to $773.2 million in 2007, as the decrease in operating profit was more than offset by favorable items in interest and other income and a lower effective tax rate. Basic and diluted earnings per share increased 14 percent to $3.73 and $3.72, respectively, from $3.28 and $3.26 in 2007. The higher growth rate in earnings per share as compared to net earnings is attributed to the effect of 2008 and 2007 share repurchases.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2007	2006	% Inc	Mix	Price	Exchange

Americas	$2,277.0	$2,076.5	10%	8%	1%	1%
Europe	1,081.0	931.1	16	8	(1)	9
Asia Pacific	539.5	487.8	11	9	(1)	3

Total	$3,897.5	$3,495.4	12	9	–	3

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2007	2006	% Inc	Mix	Price	Exchange

Reconstructive
Knees	$1,634.6	$1,460.5	12%	9%	–%	3%
Hips	1,221.4	1,126.9	8	6	(1)	3
Extremities	104.0	77.6	34	30	1	3
Dental	221.0	179.0	23	16	4	3

Total	3,181.0	2,844.0	12	9	–	3

Trauma	205.8	194.7	6	2	1	3
Spine	197.0	177.4	11	9	1	1
OSP and other	313.7	279.3	12	9	1	2

Total	$3,897.5	$3,495.4	12	9	–	3

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee, the NexGen Rotating Hinge Knee and the NexGen LCCK Revision Knee led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Innex Total Knee System exhibited strong growth.

Growth in porous stems, including the Zimmer M/L Taper Stem, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem led hip stem sales, but was partially offset by weaker sales of cemented and revision stems. Trabecular Metal Acetabular Cups, Trabecular Metal Primary Hip Prosthesis, Durom Acetabular Cups with Metasul LDH® Large Diameter Heads, and Longevity and Durasul Highly Crosslinked Polyethylene Liners also had strong growth.

The Bigliani/Flatow Complete Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales. Zimmer Periarticular Locking Plates and Zimmer Plates and Screws led trauma sales. The Dynesys Dynamic Stabilization System, the TiTLE 2 lumbar pedicle screw system, the Trinica Select Anterior Cervical Plate System and Trabecular Metal Implants led spine sales. Extremity surgical products and PALACOS Bone Cement led OSP sales.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc

Reconstructive
Knees	$1,029.8	$940.8	10%
Hips	568.3	533.8	6
Extremities	73.9	54.2	36
Dental	118.9	105.4	13

Total	1,790.9	1,634.2	10

Trauma	122.9	117.1	5
Spine	160.3	146.9	9
OSP and other	202.9	178.3	14

Total	$2,277.0	$2,076.5	10

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, NexGen Trabecular Metal Tibial Components, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee led knee sales. The Zimmer Unicompartmental High-Flex Knee also made a strong contribution.

Growth in porous stems, including growth of the Zimmer M/L Taper Stem and Trabecular Metal Primary Hip Prosthesis, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Durom Acetabular Cups with Metasul LDH Large Diameter Heads also exhibited strong growth.

The Bigliani/Flatow Shoulder Solution and the Trabecular Metal Humeral Stem led extremities sales. The Tapered Screw-Vent Implant System led dental sales. Zimmer Periarticular Plates and Zimmer Plates and Screws led trauma sales, but were offset by declining sales of intramedullary nails and compression hip screws. The Dynesys Dynamic Stabilization System, the Trinica Select Anterior Cervical Plate System and Spinal Trabecular Metal Implants led spine sales. PALACOS Bone Cement led OSP sales.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc

Reconstructive
Knees	$407.8	$352.2	16%
Hips	459.9	408.3	13
Extremities	23.2	17.9	30
Dental	71.3	47.2	51

Total	962.2	825.6	17

Trauma	41.1	38.2	8
Spine	31.2	24.8	26
OSP and other	46.5	42.5	9

Total	$1,081.0	$931.1	16

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

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Year Ended December 31,
	2007	2006	% Inc (Dec)

Reconstructive
Knees	$197.0	$167.5	18%
Hips	193.2	184.8	5
Extremities	6.9	5.5	27
Dental	30.8	26.4	17

Total	427.9	384.2	11

Trauma	41.8	39.4	6
Spine	5.5	5.7	(4)
OSP and other	64.3	58.5	10

Total	$539.5	$487.8	11

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

Extremities sales increased due to stronger sales of our shoulder and elbow products. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by strong growth in Zimmer Periarticular Plates and Zimmer Plates and Screws, but were partially offset by a reported 5 percent decrease in average selling prices during 2007. A registration issue with the ST360°® Spinal Fixation System in Japan resulted in a decrease in sales of this device, contributing to the negative growth in Spine sales for 2007. Powered surgical instruments and Bone Cement and accessories led OSP sales.

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

Operating Expenses

R&D as a percentage of net sales was 5.4 percent for 2007, which is unchanged from 2006. R&D increased to $209.6 million for 2007 from $188.3 million in 2006, reflecting increased spending on new product development across all of our product segments. In 2007, we continued to make investments in our research and development facilities in Warsaw, Indiana. We continued working with our third party partners on genetically engineered tissues for regenerative therapies, including soft tissue biological repair and replacement.

SG&A, as a percentage of net sales was 38.2 percent for 2007, compared to 38.8 percent in 2006. The improvement in SG&A as a percent of net sales from the prior year is due to sales growth and well controlled spending.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Settlement expense of $169.5 million for 2007 relates to the settlement of the federal investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Acquisition, integration and other items for 2007 were $25.2 million compared to $6.1 million in 2006. The acquisition, integration and other expenses recorded during 2007 reflect in-process research and development write-offs related to acquisitions, costs related to the integration of acquired U.S. distributors, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. The acquisition, integration and other expenses recorded during 2006 included $27.7 million of income related to three unrelated matters — the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities.

Operating Profit, Income Taxes and Net Earnings

Operating profit for 2007 decreased 3 percent to $1,127.6 million, from $1,165.2 million in 2006. The decrease is due principally to the $169.5 million settlement expense. Without the settlement expense, operating profit would have been favorable to 2006 due to increased sales and controlled operating expenses.

The effective tax rate on earnings before income taxes and minority interest increased to 31.6 percent for 2007, up from 28.6 percent in 2006. The increase in the effective tax rate is primarily due to the effect of the $169.5 million settlement expense in 2007 for which no tax benefit was recognized. Without the effect of the settlement expense, the effective tax rate for 2007 would have been favorable to 2006 due to increased profitability in lower tax jurisdictions.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,038.1 million in 2008 compared to $1,084.4 million in 2007. The principal source of cash was net earnings of $848.6 million. Non-cash charges included in net earnings accounted for another $353.7 million of operating cash. Income tax-related balances decreased by $77.3 million in 2008, primarily reflecting the impact of accelerated tax payments resulting from changes in Federal and State tax rules. All other items of operating cash flows accounted for a use of $86.9 million of cash pertaining to pension funding and to investments in working capital in support of sales services. Operating cash flows continued to be positively affected by delayed payments related to various contractual arrangements with healthcare professionals or institutions. For 2008, we estimate this delay had a positive effect on operating cash flows of approximately $26 million.

At December 31, 2008, we had 59 days of sales outstanding in trade accounts receivable, an increase of 7 days when compared to December 31, 2007, reflecting a change in geographic mix of outstanding accounts receivable balances and a general weakening in the broader economy. At December 31, 2008, we had 344 days of inventory on hand, above December 31, 2007 by 86 days, reflecting a planned increase in field-based inventory deployments in the U.S., a build-out of our inventory pipeline for certain new products we are preparing to launch in 2009, lower than expected sales in the fourth quarter of 2008 and the year-over-year change in foreign currency hedge gains/losses impacting cost of goods sold.

Cash flows used in investing activities were $924.2 million in 2008, compared to $491.5 million in 2007. The most significant contributors to the increase in cash flows used in investing activities were the acquisition of Abbott Spine and the acquisition of intellectual property rights. Cash payments related to the acquisition of Abbott Spine were $363.0 million compared to total acquisition-related payments of $160.3 million in 2007, which related primarily to the acquisitions of Endius and ORTHOsoft. Acquired intellectual property rights of $109.4 million relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. These lump-sum payments were based upon a third party fair market valuation of the current net present value of the contractual arrangement. In 2009, we anticipate making additional lump-sum payments to acquire intellectual property rights. Additions to instruments during 2008 were $237.9 million compared to $138.5 million in 2007. Additions to instruments increased in 2008 compared to 2007 due to an increase in instrument deployments to permit our sales and distribution networks to respond more rapidly to changes in surgical demand patterns and capitalize on new business opportunities. In 2009, we expect to spend approximately $160 — $170 million on instruments to support new products and sales. Additions to other property, plant and equipment during 2008 were $250.0 million compared to $192.7 million in 2007. This increase reflects spending on planned infrastructure improvements such as opening a new manufacturing facility in Ireland, improving our quality system infrastructure and investing in a central distribution center for our Europe segment. During 2009, we expect to purchase approximately $230 — $240 million in other property, plant and equipment, reflecting the cash necessary to complete capital expansions initiated in 2008 as well as new product-related investments and normal replacement of older machinery and equipment. Also included in investing activities for 2008 is $54.9 million in proceeds from the sale of certain equity securities.

Cash flows used in financing activities were $343.5 million for 2008, compared to $399.5 million in 2007. We repurchased $737.0 million of our common stock in 2008 as compared with $576.3 million in 2007 under our stock

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

repurchase programs. We utilized cash generated from operating activities, $57.0 million in cash proceeds received from employee stock compensation plans and borrowings under credit facilities to fund the repurchases. During 2008, we borrowed $330.0 million from our existing credit facilities to fund stock repurchases and partially fund the acquisition of Abbott Spine.

We may use excess cash or further borrow from our credit facilities to repurchase additional common stock under the $1.25 billion program which expires December 31, 2009.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $460.1 million outstanding under the Senior Credit Facility at December 31, 2008, and an availability of $889.9 million. The Senior Credit Facility contains provisions by which we can increase the line to $1,750 million and request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2008. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc. Notwithstanding recent interruptions in global credit markets, as of the date of this report, we believe our access to our Senior Credit Facility has not been impaired.

In October 2008, we funded a portion of the acquisition of Abbott Spine with approximately $110 million of new borrowings under the Senior Credit Facility. Each of the lenders under the Senior Credit Facility funded its portion of the new borrowings in accordance with its commitment percentage.

We also have available uncommitted credit facilities totaling $71.4 million.

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations (in millions):

			2010	2012	2014
			and	and	and
Contractual Obligations	Total	2009	2011	2013	Thereafter

Long-term debt	$460.1	$–	$–	$460.1	$–
Operating leases	149.3	38.2	51.0	30.2	29.9
Purchase obligations	56.8	47.7	7.6	1.5	–
Long-term income taxes payable	116.9	–	69.6	24.9	22.4
Other long-term liabilities	237.0	–	30.7	15.1	191.2

Total contractual obligations	$1,020.1	$85.9	$158.9	$531.8	$243.5

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

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

Commitments and Contingencies – Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. During 2008, in addition to our general product liability estimates, we recorded a provision for certain claims of $69.0 million representing management’s estimate of liability to Durom Cup patients undergoing revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals. The amounts established for our general product liability estimates, excluding certain claims for the Durom Cup, equate to less than 5 percent of total liabilities and represent management’s best estimate of the ultimate costs that we will incur under the various contingencies.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign exchange forward contracts and options with major financial institutions. These forward contracts and options are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts and options that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.

For contracts outstanding at December 31, 2008, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won or purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2009 through June 2011. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2008 and 2007 were $1,343.0 million and $1,244.6 million, respectively. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2008 and 2007 were $207.5 million and $138.4 million, respectively. The weighted average contract rates outstanding are Euro:USD 1.41, USD:Swiss Franc 1.10, USD:Japanese Yen 101, British Pound:USD 1.86, USD:Canadian Dollar 1.09, Australian Dollar:USD 0.82 and USD:Korean Won 1,000.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign exchange forward contracts outstanding at December 31, 2008 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2011, depending on the direction of the change, by an average approximate amount of $72.3 million, $21.1 million, $32.4 million, $10.4 million, $7.1 million, $7.2 million and $1.9 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar and Korean Won contracts, respectively. Any change in the fair value of foreign exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities, and transactions being hedged.

We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $2,003 million at December 31, 2008, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,234 million of the net asset exposure at December 31, 2008 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, foreign currency remeasurement gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation,” are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

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

Our principal exposure to interest rate risk arises from the variable rates associated with our credit facilities. We are subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and our uncommitted credit facilities. Presently, all of our debt outstanding bears interest at short-term rates. We currently do not hedge our interest rate exposure, but we may do so in the future. Based upon our overall interest rate exposure as of December 31, 2008, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and healthcare systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate. There is no significant net exposure due to any individual customer or other major concentration of credit risk.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2008, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc., and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2009

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

(in millions, except per share amounts)
For the Years Ended December 31,	2008	2007	2006

Net Sales	$4,121.1	$3,897.5	$3,495.4
Cost of products sold	997.3	875.9	780.1

Gross Profit	3,123.8	3,021.6	2,715.3

Research and development	194.0	209.6	188.3
Selling, general and administrative	1,702.3	1,489.7	1,355.7
Settlement (Note 16)	–	169.5	–
Certain claims (Note 16)	69.0	–	–
Acquisition, integration and other	68.5	25.2	6.1

Operating expenses	2,033.8	1,894.0	1,550.1

Operating Profit	1,090.0	1,127.6	1,165.2
Interest and other, net	31.8	4.0	3.8

Earnings before income taxes and minority interest	1,121.8	1,131.6	1,169.0
Provision for income taxes	272.3	357.9	334.0
Minority interest	(0.9)	(0.5)	(0.5)

Net Earnings	$848.6	$773.2	$834.5

Earnings Per Common Share – Basic	$3.73	$3.28	$3.43

Earnings Per Common Share – Diluted	$3.72	$3.26	$3.40

Weighted Average Common Shares Outstanding
Basic	227.3	235.5	243.0
Diluted	228.3	237.5	245.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

(in millions)
December 31,	2008	2007

ASSETS
Current Assets:
Cash and equivalents	$ 212.6	$463.9
Restricted cash	2.7	2.5
Accounts receivable, less allowance for doubtful accounts	732.8	674.3
Inventories, net	928.3	727.8
Prepaid expenses and other current assets	103.9	59.4
Deferred income taxes	198.3	154.8

Total Current Assets	2,178.6	2,082.7
Property, plant and equipment, net	1,264.1	971.9
Goodwill	2,774.8	2,621.4
Intangible assets, net	872.1	743.8
Other assets	149.4	213.9

Total Assets	$7,239.0	$6,633.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$186.4	$174.1
Income taxes payable	6.6	85.1
Other current liabilities	578.1	489.4

Total Current Liabilities	771.1	748.6
Other long-term liabilities	353.9	328.4
Long-term debt	460.1	104.3

Total Liabilities	1,585.1	1,181.3

Commitments and Contingencies (Note 16)
Minority Interest	3.6	2.8
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized,
253.7 million (252.2 million in 2007) issued	2.5	2.5
Paid-in capital	3,138.5	2,999.1
Retained earnings	4,385.5	3,536.9
Accumulated other comprehensive income	240.0	290.3
Treasury stock, 30.1 million shares (19.3 million shares in 2007)	(2,116.2)	(1,379.2)

Total Stockholders’ Equity	5,650.3	5,449.6

Total Liabilities and Stockholders’ Equity	$7,239.0	$6,633.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

(in millions)
					Accumulated
					Other			Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Equity

Balance January 1, 2006	247.8	$2.5	$2,601.1	$1,934.0	$149.3	(0.1)	$(4.1)	$4,682.8
Net earnings	–	–	–	834.5	–	–	–	834.5
Other comprehensive income	–	–	–	–	95.3	–	–	95.3
Impact of adoption of SFAS 158	–	–	–	–	(35.4)	–	–	(35.4)
Stock compensation plans, including tax benefits	1.1	–	142.1	–	–	–	–	142.1
Share repurchases	–	–	–	–	–	(12.0)	(798.8)	(798.8)

Balance December 31, 2006	248.9	2.5	2,743.2	2,768.5	209.2	(12.1)	(802.9)	4,920.5
Net earnings	–	–	–	773.2	–	–	–	773.2
Other comprehensive income	–	–	–	–	81.1	–	–	81.1
Impact of adoption of FIN 48	–	–	–	(4.8)	–	–	–	(4.8)
Stock compensation plans, including tax benefits	3.3	–	255.9	–	–	–	–	255.9
Share repurchases	–	–	–	–	–	(7.2)	(576.3)	(576.3)

Balance December 31, 2007	252.2	2.5	2,999.1	3,536.9	290.3	(19.3)	(1,379.2)	5,449.6
Net earnings	–	–	–	848.6	–	–	–	848.6
Other comprehensive loss	–	–	–	–	(50.3)	–	–	(50.3)
Stock compensation plans, including tax benefits	1.5	–	139.4	–	–	–	–	139.4
Share repurchases	–	–	–	–	–	(10.8)	(737.0)	(737.0)

Balance December 31, 2008	253.7	$2.5	$3,138.5	$4,385.5	$240.0	(30.1)	$(2,116.2)	$5,650.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

(in millions)
For the Years Ended December 31,	2008	2007	2006

Cash flows provided by (used in) operating activities:
Net earnings	$848.6	$773.2	$834.5
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	275.1	230.0	197.4
Gain on sale of investments	(38.8)	–	–
In-process research and development	38.5	6.5	2.9
Share-based compensation	69.9	70.1	76.0
Inventory step-up	7.0	0.5	–
Deferred income tax provision	2.0	63.9	43.8
Income tax benefit from stock option exercises	12.5	40.8	11.6
Excess income tax benefit from stock option exercises	(6.5)	(27.0)	(8.0)
Changes in operating assets and liabilities, net of
acquired assets and liabilities
Income taxes payable	(77.3)	6.1	24.9
Receivables	(44.4)	(12.5)	(76.9)
Inventories	(148.1)	(58.0)	(39.2)
Accounts payable and accrued liabilities	119.3	61.9	(29.9)
Other assets and liabilities	(19.7)	(71.1)	3.6

Net cash provided by operating activities	1,038.1	1,084.4	1,040.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(237.9)	(138.5)	(126.2)
Additions to other property, plant and equipment	(250.0)	(192.7)	(142.1)
Acquisition of intellectual property rights	(109.4)	–	–
Proceeds from sale of investments	54.9	–	–
Proceeds from sale of property, plant and equipment	–	–	16.2
Abbott Spine acquisition, net of acquired cash	(363.0)	–	–
Other acquisitions, net of acquired cash	(18.8)	(160.3)	(34.9)

Net cash used in investing activities	(924.2)	(491.5)	(287.0)

Cash flows provided by (used in) financing activities:
Net borrowings under credit facilities	330.0	–	18.8
Proceeds from employee stock compensation plans	57.0	149.8	41.3
Excess income tax benefit from stock option exercises	6.5	27.0	8.0
Repurchase of common stock	(737.0)	(576.3)	(798.8)

Net cash used in financing activities	(343.5)	(399.5)	(730.7)

Effect of exchange rates on cash and equivalents	(21.7)	4.8	9.5

Increase (decrease) in cash and equivalents	(251.3)	198.2	32.5
Cash and equivalents, beginning of year	463.9	265.7	233.2

Cash and equivalents, end of year	$212.6	$463.9	$265.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

(in millions)
For the Years Ended December 31,	2008	2007	2006

Net Earnings	$848.6	$773.2	$834.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(49.4)	101.1	143.8
Unrealized foreign currency hedge gains/(losses), net of tax effects of $0.7 in 2008, $11.5 in 2007 and $7.6 in 2006	35.0	(49.8)	(56.7)
Reclassification adjustments on foreign currency hedges, net of tax effects of $(10.9) in 2008, $(1.3) in 2007 and $(1.8) in 2006	43.4	27.0	8.7
Unrealized gains/(losses) on securities, net of tax effects of $(15.2) in 2008, $0.9 in 2007 and $0.9 in 2006	24.4	(1.4)	(1.4)
Reclassification adjustments on securities, net of tax effects of $15.0 in 2008	(23.8)	–	–
Prior service cost and unrecognized gain/(loss) in actuarial assumptions, net of tax effects of $14.1 in 2008 and $(0.4) in 2007	(79.9)	4.2	–
Minimum pension liability adjustment, net of tax effects of $(0.6) in 2006	–	–	0.9

Other comprehensive income (loss)	(50.3)	81.1	95.3

Comprehensive Income	$798.3	$854.3	$929.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

We design, develop, manufacture and market orthopaedic and dental reconstructive implants, spinal implants, trauma products, and related surgical products. We also provide other healthcare related services. Orthopaedic reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling equity position. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2008, 2007 and 2006 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories account for approximately 20 percent of our net sales. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days. In some cases sales incentives may be earned by a customer for purchasing a specified amount of our product. We estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2008, 2007 and 2006.

The reserves for doubtful accounts were $20.0 million and $21.7 million as of December 31, 2008 and 2007, respectively.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $117.3 million, $104.1 million and $95.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Acquisition, Integration and Other – We recognize incremental expenses resulting directly from our business combinations and significant nonrecurring and unusual items as “Acquisition, integration and other” expenses. Acquisition, integration and other expenses for the years ended

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

December 31, 2008, 2007 and 2006, included (in millions):

	2008	2007	2006

Gain on disposition, adjustment or impairment of acquired assets and obligations	$(9.0)	$(1.2)	$(19.2)
Consulting and professional fees	10.1	1.0	8.8
Employee severance and retention	1.9	1.6	3.3
Information technology integration	0.9	2.6	3.0
In-process research & development	38.5	6.5	2.9
Integration personnel	–	–	2.5
Facility and employee relocation	7.5	–	1.0
Distributor acquisitions	7.3	4.1	–
Sales agent and lease contract terminations	8.1	5.4	0.2
Other	3.2	5.2	3.6

Acquisition, Integration and Other	$68.5	$25.2	$6.1

Included in the gain on disposition, adjustment or impairment of acquired assets and obligations for 2008 is a favorable adjustment to certain liabilities of acquired companies due to changes in circumstances surrounding those liabilities subsequent to the related measurement period. Included in the gain on disposition, adjustment or impairment of acquired assets and obligations for 2006 is the sale of the former Centerpulse Austin land and facilities for a gain of $5.1 million and the favorable settlement of two pre-acquisition contingent liabilities. These gains were offset by a $13.4 million impairment charge for certain Centerpulse tradename and trademark intangibles based principally in our Europe operating segment. In-process research and development charges for 2008 are related to the acquisition of Abbott Spine. In-process research and development charges for 2007 are related to the acquisitions of Endius and ORTHOsoft. Consulting and professional fees relate to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources and legal fees related to matters involving acquired businesses.

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

Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements, three to eight years for machinery and equipment. Maintenance and repairs are expensed as incurred. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Software Costs – We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to seven years.

Instruments – Instruments are hand-held devices used by orthopaedic surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for excess and obsolete instruments. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment in accordance with SFAS No. 144. Depreciation of instruments is recognized as selling, general and administrative expense.

Goodwill – We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis. Significant assumptions are incorporated into to these discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill.

Intangible Assets – We account for intangible assets in accordance with SFAS No. 142. Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

consideration exchanged for the intangible asset, or the estimated after-tax discounted cash flows expected to be generated from the intangible asset. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. Indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer-related intangibles, intellectual property rights and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from less than one year to 40 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Intangible assets with an indefinite life are tested for impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into to these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates.

The useful lives of intangible assets range from less than one year to 40 years. In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of obsolescence, demand, competition, anticipated technological advances, changes in surgical techniques, market influences and other economic factors. For technology-based intangible assets, we consider the expected life cycles of products, absent unforeseen technological advances, which incorporate the corresponding technology. Trademarks and trade names that do not have a wasting characteristic (i.e., there are no legal, regulatory, contractual, competitive, economic or other factors which limit the useful life) are assigned an indefinite life. Trademarks and trade names that are related to products expected to be phased out are assigned lives consistent with the period in which the products bearing each brand are expected to be sold. For customer relationship intangible assets, we assign useful lives based upon historical levels of customer attrition. Intellectual property rights are assigned useful lives that approximate the contractual life of any related patent or the period for which we maintain exclusivity over the intellectual property.

Research and Development – We expense all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant fees and service fees paid to collaborative partners.

Income Taxes – We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” and related interpretations, including FIN 48. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates in effect for the years in which the differences are expected to reverse. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

Derivative Financial Instruments – We account for all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. We are exposed to market risk due to changes in currency exchange rates. As a result, we utilize foreign exchange forward contracts and options to offset the effect of exchange rate fluctuations on anticipated foreign currency transactions, generally intercompany sales and purchases expected to occur within the next twelve to thirty months. Derivative instruments that qualify as cash flow hedges are designated as such from inception. We maintain formal documentation regarding our objectives, the nature of the risk being hedged, identification of the instrument, the hedged transaction, the hedging relationship and how effectiveness of the hedging instrument will be assessed. Our policy requires that critical terms of a hedging instrument are effectively the same as a hedged forecasted transaction. On this basis, with respect to a cash flow hedge, changes in cash flows attributable to the hedged transaction are generally expected to be completely offset by the cash flows attributable to hedge instruments. We, therefore, perform quarterly assessments of hedge effectiveness by verifying and documenting those critical terms of the hedge instrument and that forecasted transactions have not changed. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

the years ended December 31, 2008, 2007 and 2006, due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness, was not significant.

For contracts outstanding at December 31, 2008, we have an obligation to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars and Korean Won and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2009 through June 2011. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2008 were $1,343.0 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2008 were $207.5 million. The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2008, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $32.7 million, or $33.0 million net of taxes, which is deferred in other comprehensive income, of which $16.4 million, or $17.9 million, net of taxes, is expected to be reclassified to earnings over the next twelve months.

We also enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation,” are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.

Other Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments, unrealized foreign currency hedge gains and losses, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions. In 2006 we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This statement required recognition of the funded status of our benefit plans in the statement of financial position and recognition of certain deferred gains or losses in other comprehensive income. We recorded an unrealized loss of $35.4 million in other comprehensive income during 2006 related to the adoption of SFAS 158.

The components of accumulated other comprehensive income are as follows (in millions):

	Balance at	Other	Balance at
	December 31,	Comprehensive	December 31,
	2007	Income (Loss)	2008

Foreign currency translation	$368.8	$(49.4)	$319.4
Foreign currency hedges	(45.4)	78.4	33.0
Unrealized gain/(loss) on securities	(1.9)	0.6	(1.3)
Unrecognized prior service cost and unrecognized gain/(loss) in actuarial assumptions	(31.2)	(79.9)	(111.1)

Accumulated other comprehensive income	$290.3	$(50.3)	$240.0

During 2008, we reclassified an investment previously accounted for under the equity method to an available-for-sale investment as we no longer exercised significant influence over the third-party investee. The investment was marked-to-market in accordance with SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” resulting in a net unrealized gain of $23.8 million recorded in other comprehensive income for 2008. This unrealized gain was reclassified to the income statement when we sold this investment in 2008 for total proceeds of $54.9 million and a gross realized gain of $38.8 million included in interest and other income. The basis of these securities was determined based on the consideration paid at the time of acquisition.

Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of shareholders equity. We may reissue common stock held in treasury only for limited purposes.

Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. SFAS 157-2, which delays the effective date of certain provisions of SFAS No. 157 relating to non-financial assets and liabilities measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008. The full adoption of SFAS No. 157 is not expected to have a material impact on our consolidated financial statements or results of operations.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which is a revision of SFAS No. 141 “Business Combinations.” SFAS No. 141(R) will change the way in which we account for business combinations. The Statement introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities, among other things. SFAS No. 141(R) will be applied prospectively on business combinations with acquisition dates in fiscal years beginning on or after December 15, 2008, and therefore this statement will not affect our financial statements for business combinations that preceded the effective date. For deferred tax assets and income tax reserves recorded as part of business combinations, these assets will be accounted for under SFAS 109 and FIN 48 after the effective date regardless of the acquisition date. Therefore, if a remeasurement of those assets and liabilities is warranted after the effective date of this statement, it may affect our income tax expense in the period in which the remeasurement occurs.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51.” SFAS No. 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. We do not expect that the adoption of SFAS No. 160 will have a material impact on our consolidated financial statements or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133.” SFAS No. 161 will require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows. SFAS No. 161 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 161 will increase the required disclosure of our derivative and hedging activities, but will not have any impact on our financial position or results of operations.

3.	SHARE-BASED COMPENSATION

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), performance shares and an employee stock purchase plan. For the year ended December 31, 2008, share-based payment expense was $69.9 million or $49.5 million net of the related tax benefits. For the year ended December 31, 2007, share-based payment expense was $70.1 million or $48.1 million net of the related tax benefits. For the year ended December 31, 2006, share-based payment expense was $76.0 million or $54.5 million net of the related tax benefits.

Stock Options

We had three equity compensation plans in effect at December 31, 2008: the 2006 Stock Incentive Plan (the “2006 Plan”), the TeamShare Stock Option Plan and the Stock Plan for Non-Employee Directors. The 2006 Plan replaced the 2001 Stock Incentive Plan (the “2001 Plan”), which by its terms expired in August 2006. Following stockholder approval of the 2006 Plan in May 2006, no further awards were granted under the 2001 Plan. However, vested and unvested stock options previously granted under the 2001 Plan remained outstanding as of December 31, 2008. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans and have registered 52.9 million shares of common stock. The 2006 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, restricted stock units and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2006 Plan to our executive officers is expected to occur in February of each year following the earnings announcements for the previous quarter and full year. The TeamShare Stock Option Plan provides for the grant of non-qualified stock options and, in certain jurisdictions, stock appreciation rights, while the Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and restricted stock units to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2008, an aggregate of 11.2 million shares were available for future grants and awards under these plans.

Stock options granted to date under our plans generally vest over four years and generally have a maximum contractual life of 10 years. We recognize expense related to stock options on a straight-line basis over the vesting period for the entire award, less awards expected to be forfeited using estimated forfeiture rates. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited to control dilution.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year ended December 31, 2008 is as follows (options in thousands):

		Weighted Average
	Stock Options	Exercise Price

Outstanding at December 31, 2007	14,107	$67.94
Options granted	3,975	76.45
Options exercised	(1,190)	43.68
Options cancelled	(698)	77.87
Options expired	(294)	76.85

Outstanding at December 31, 2008	15,900	$71.25

The following table summarizes information about stock options outstanding at December 31, 2008 (options in thousands):

	Outstanding
		Weighted		Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$22.00 – $27.50	187	1.85	$24.76	187	$24.76
$27.51 – $37.50	915	2.46	30.64	915	30.64
$39.50 – $51.00	734	4.19	44.02	734	44.02
$55.00 – $70.50	2,970	6.01	68.64	2,403	69.30
$71.00 – $91.00	11,094	7.79	77.88	3,900	77.93

	15,900	6.91	$71.25	8,139	$65.79

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

The weighted average fair value of the options granted in the years ended December 31, 2008, 2007 and 2006 were determined using the following assumptions:

	2008	2007	2006

Dividend Yield	–%	–%	–%
Volatility	27.4%	23.8%	25.7%
Risk-free interest rate	2.9%	4.4%	4.5%
Expected life (years)	5.4	5.1	5.1

The weighted average fair value for options granted during 2008, 2007 and 2006 was $23.32, $22.60 and $22.32, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008, 2007 and 2006 was $31.9 million, $124.5 million and $40.5 million, respectively. For the years ended December 31, 2008, 2007 and 2006, share-based payment expense related to stock options was $65.4 million, $73.4 million and $66.3 million, respectively, or $46.3 million, $50.4 million and $47.7 million net of the related tax benefits, respectively.

Summarized information about outstanding stock options as of December 31, 2008 that are already vested and that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	that are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	15,096	8,139
Weighted average remaining contractual life	6.9 years	5.6 years
Weighted average exercise price per share	$70.94	$65.79
Intrinsic value (in millions)	$12.2	$12.2

*	Includes effects of estimated forfeitures

As of December 31, 2008, there was $117.5 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.7 years.

Performance Shares and RSUs

We granted performance shares and performance-based RSUs in 2006 and 2007, respectively, the vesting of which depended on the achievement of objective performance targets over periods ended December 31, 2008. The

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

performance targets related to these awards were not met and the related performance shares and RSUs were forfeited. We also granted RSUs in December 2007. These RSUs are not tied to our performance and vest ratably on the first and second anniversaries of the date of grant, provided that the recipient is still our employee. Each of these awards are converted into one share of our common stock upon vesting.

A summary of nonvested performance share and RSU activity for the year ended December 31, 2008 is as follows (Performance Shares and RSUs in thousands):

		Weighted Average
	Performance	Grant Date
	Shares and RSUs	Fair Value

Outstanding at January 1, 2008	1,147	$69.35
Granted	40	53.29
Vested	(123)	68.29
Forfeited	(895)	69.64

Outstanding at December 31, 2008	169	$64.93

The fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. SFAS 123(R) requires us to estimate the number of performance shares and RSUs that will vest, and recognize share-based payment expense on a straight line basis over the requisite service period. As of December 31, 2008, we estimate that all 169,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2008 was $10.0 million, and is expected to be recognized over a period of 1.4 years. For the years ended December 31, 2008, 2007 and 2006, pre-tax expense (income) related to these awards was $4.5 million, $(3.3) million and $9.7 million, respectively, or $3.2 million, $(2.3) million and $6.8 million net of the related tax benefits, respectively.

4.	ACQUISITIONS

We made acquisitions during the years 2008, 2007 and 2006, the more significant of which are described below. These acquisitions were accounted for under the purchase method of accounting pursuant to SFAS No. 141. Accordingly, the results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. Pro forma financial information and other information required by SFAS No. 141 have not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

Abbott Spine

In October 2008, we acquired Abbott Spine, a former subsidiary of Abbott Laboratories, for an aggregate value of approximately $363.0 million, including a $358.0 million cash purchase price after certain working capital adjustments and $5.0 million of direct acquisition costs. The acquisition was funded by approximately $253 million of cash on-hand and $110 million from new borrowings under our Senior Credit Facility. This investment adds a number of innovative products and builds critical mass in the Spine product category. The acquisition also enhances our research and development capabilities in the Spine product category and strengthens our sales coverage.

We completed the preliminary purchase price allocation in accordance with U.S. generally accepted accounting principles. The process included interviews with both Abbott Spine and our management, review of the economic and competitive environment and examination of assets including historical performance and future prospects. The preliminary purchase price allocation was based on information currently available to us, and expectations and assumptions deemed reasonable by us. No assurance can be given, however, that the underlying assumptions used to estimate expected technology-based product revenues, development costs or profitability, or the events associated with such technology will occur as projected. The final purchase price allocation may vary from the preliminary purchase price allocation. The final valuation and associated purchase price allocation is expected to be completed during the first half of 2009. To the extent that the estimates need to be adjusted, we will do so.

The following table summarizes the preliminary estimate of fair values of the assets acquired and liabilities assumed at the date of the Abbott Spine acquisition (in millions):

As of
October 16, 2008

Current assets	$63.6
Property, plant and equipment	6.5
Instruments	17.5
Intangible assets subject to amortization:
Customer relationships (10 year useful life)	8.6
Developed technology (10 year useful life)	64.3
In-process research and development	38.5
Other assets	10.0
Goodwill	197.4

Total assets acquired	406.4

Current liabilities	14.0
Deferred taxes	29.4

Total liabilities assumed	43.4

Net assets acquired	$363.0

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Goodwill of $129.3 million, $65.7 million and $2.4 million was assigned to the Americas, Europe and Asia Pacific reporting segments, respectively. None of the goodwill is deductible for tax purposes.

In-process research and development charges relate to acquired technologies for which no alternative future use has been identified at the acquisition date. The values assigned to in-process research and development (IPR&D), are based on valuations that estimate the future cash flows of the related technologies and discounting the net cash flows back to their present values utilizing an appropriate risk-adjusted rate of return (discount rate). These valuations also include consideration of the risk of the project not achieving commercial feasibility and include a factor that takes into account the uncertainty surrounding the successful development of the IPR&D.

At the time of acquisition, we expect all acquired IPR&D will reach technological feasibility, but there can be no assurance that the commercial viability of these products will actually be achieved. The nature of the efforts to develop the acquired technologies into commercially viable products consists principally of planning, designing, and conducting clinical trials necessary to obtain regulatory approvals. The risks associated with achieving commercialization include, but are not limited to, delay or failure to obtain regulatory approvals to conduct clinical trials, delay or failure to obtain required market clearances, and patent issuance, validity and litigation, if any.

The $38.5 million of IPR&D primarily relates to projects in the following spine product categories: 1) Thoracolumbar, 2) Minimally Invasive Surgery, and 3) Cervical. The related products have projected launch dates beginning in 2009 through 2014, with estimated total costs to complete of approximately $8.5 million.

ORTHOsoft Inc.

In November 2007, we acquired ORTHOsoft Inc. (ORTHOsoft), a leader in computer navigation for orthopaedic surgery, in a cash transaction for an aggregate value of approximately $50 million. We recorded $31.3 million in goodwill in connection with the acquisition. The acquisition of ORTHOsoft bolsters our SmartTools strategic initiative to bring innovative tools to the marketplace that will help create better and more reproducible outcomes for surgeons and patients.

Endius Incorporated

In April 2007, we acquired Endius Incorporated (Endius), a privately held spinal products company based in Massachusetts, for an aggregate value of approximately $80 million in cash, before adjustments for debt repayment and other items. We recorded $38.5 million in goodwill in connection with the acquisition. Endius develops and manufactures minimally invasive spine surgery products, implants and techniques to treat spine disease. The acquisition of Endius has expanded our spine product portfolio to include innovative minimally invasive instruments and implants.

5.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

On January 1, 2008, we adopted the provisions of SFAS No. 157 “Fair Value Measurements” as it relates to financial assets and liabilities recorded at fair value on a recurring basis. FSP No. SFAS 157-2 has delayed the effective date of SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We do not expect that the full adoption of SFAS No. 157 will have a material impact on our consolidated financial statements or results of operations.

The following financial assets and liabilities are recorded at fair value on a recurring basis as of December 31, 2008 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in		Significant
		Active Markets for	Significant Other	Unobservable
	Recorded	Identical Assets	Observable Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets

Available-for-sale securities	$1.1	$1.1	$–	$–

Derivatives, current and non-current	65.4	–	65.4	–

Total assets recorded at fair value	$66.5	$1.1	$65.4	$–

Liabilities

Derivatives, current and non-current	$28.9	$–	$28.9	$–

Total liabilities recorded at fair value	$28.9	$–	$28.9	$–

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

6.	INVENTORIES

Inventories at December 31, 2008 and 2007 consist of the following (in millions):

	2008	2007

Finished goods	$731.2	$564.2
Work in progress	52.6	50.3
Raw materials	144.5	113.3

Inventories, net	$928.3	$727.8

Reserves for excess and obsolete inventory were $199.6 million and $143.7 million at December 31, 2008 and 2007, respectively. Included in finished goods inventory at

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

December 31, 2008 is approximately $14.0 million of inventory step-up resulting primarily from the Abbott Spine acquisition. Inventory step-up values are based upon estimated sales prices less distribution costs and a profit allowance.

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 was as follows (in millions):

	2008	2007

Land	$21.7	$19.4
Building and equipment	992.7	855.3
Capitalized software costs	136.7	98.7
Instruments	1,161.7	903.8
Construction in progress	149.0	98.7

	2,461.8	1,975.9
Accumulated depreciation	(1,197.7)	(1,004.0)

Property, plant and equipment, net	$1,264.1	$971.9

Depreciation expense was $215.8 million, $182.6 million and $155.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 (in millions):

	Americas	Europe	Asia Pacific	Total

Balance at January 1, 2007	$1,414.1	$993.9	$107.6	$2,515.6
Change in fair value estimates of Centerpulse related to:
Integration liability	(0.1)	(1.0)	(0.1)	(1.2)
Income taxes	16.3	–	–	16.3
Impact of FIN 48 adoption	(61.4)	–	–	(61.4)
Change in fair value estimates of Musculoskeletal Management Systems related to:
Earn-out payment liability	0.3	–	–	0.3
Integration liability	0.6	–	–	0.6
Purchase of Endius	42.3	–	–	42.3
Purchase of ORTHOsoft Inc.	31.4	–	–	31.4
Other	–	9.9	–	9.9
Currency translation	–	63.5	4.1	67.6

Balance at December 31, 2007	1,443.5	1,066.3	111.6	2,621.4
Change in fair value estimates of Centerpulse related to:
Integration liability	–	(0.1)	–	(0.1)
Income taxes	(22.7)	(0.9)	–	(23.6)
Change in fair value estimates of Endius related to:
Integration liability	0.2	–	–	0.2
Income taxes	(4.0)	–	–	(4.0)
Change in fair value estimates of ORTHOsoft related to:
Developed technology	0.8	–	–	0.8
Income taxes	(1.0)	–	–	(1.0)
Other	0.1	–	–	0.1
Purchase of Abbott Spine	129.3	65.7	2.4	197.4
Other	–	(0.5)	–	(0.5)
Currency translation	(5.9)	(20.4)	10.4	(15.9)

Balance at December 31, 2008	$1,540.3	$1,110.1	$124.4	$2,774.8

Goodwill increased by $197.4 million during 2008 related to the acquisition of Abbott Spine. During the year ended December 31, 2007, goodwill was reduced by $61.4 million related to the adoption of FIN 48 and increased by $83.6 million related to the acquisitions of Endius, ORTHOsoft and a foreign-based distributor.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of identifiable intangible assets are as follows (in millions):

	Core	Developed	Intellectual	Trademarks and	Customer
	Technology	Technology	Property Rights	Trade Names	Relationships	Other	Total

As of December 31, 2008:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$498.8	$109.4	$35.6	$52.9	$83.6	$924.4
Accumulated amortization	(36.0)	(147.5)	(6.7)	(16.6)	(8.7)	(33.8)	(249.3)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	197.0	–	–	197.0

Total identifiable intangible assets	$108.1	$351.3	$102.7	$216.0	$44.2	$49.8	$872.1

As of December 31, 2007:
Intangible assets subject to amortization:
Gross carrying amount	$144.8	$433.3	$–	$35.6	$44.5	$75.7	$733.9
Accumulated amortization	(27.9)	(116.4)	–	(13.1)	(6.2)	(26.4)	(190.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	199.9	–	–	199.9

Total identifiable intangible assets	$116.9	$316.9	$–	$222.4	$38.3	$49.3	$743.8

During 2008 we made lump-sum payments of $109.4 million to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of existing contractual arrangements. Such payments were based upon a third party fair market valuation of the current net present value of the contractual arrangement. Under the terms of these resolutions, we acquired the exclusive rights to any intellectual property, patented and unpatented, provided by the healthcare professional or institution during the course of the original contractual arrangement. The weighted average useful life for these assets is 5.6 years, which represents the life of any related patent or the period for which we maintain exclusivity to the intellectual property. Amortization expense for these assets is reported as part of cost of goods sold.

As a result of the acquisition of Abbott Spine, we acquired developed technology-related intangible assets of approximately $64.3 million and customer relationship related intangible assets of approximately $8.6 million, based on the preliminary purchase price allocation as of December 31, 2008. These assets each have a 10 year useful life.

Total amortization expense for finite-lived intangible assets was $59.3 million, $47.4 million and $42.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. For 2008, $6.7 million of amortization expense was recorded as part of cost of goods sold, with the remaining $52.6 million recorded as part of selling, general and administrative expenses. For 2007 and 2006, all amortization expense was recorded as part of selling, general and administrative expenses. Estimated annual amortization expense for the years ending December 31, 2009 through 2013 is $82.2 million, $79.9 million, $74.3 million, $72.2 million and $67.1 million, respectively.

9.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities at December 31, 2008 and 2007 consist of the following (in millions):

	2008	2007

Other current liabilities:
License and service agreements	$169.6	$149.9
Certain claims accrual (Note 16)	62.8	–
Fair value of derivatives	17.7	50.0
Salaries, wages and benefits	91.5	59.3
Accrued liabilities	236.5	230.2

Total other current liabilities	$578.1	$489.4

Other long-term liabilities:
Long-term income tax payable	$116.9	$137.0
Accrued retirement and postretirement benefit plans	129.9	66.3
Other long-term liabilities	107.1	125.1

Total other long-term liabilities	$353.9	$328.4

10.	DEBT

We have a five year $1,350 million senior credit agreement (the “Senior Credit Facility”). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012. Available borrowings under the Senior Credit Facility at December 31, 2008 were $889.9 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and the maturity date may be extended for up to two one-year periods.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2008. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.

Outstanding long-term debt as of December 31, 2008 was $460.1 million and $104.3 million as of December 31, 2007. We had no current debt as of December 31, 2008 or 2007.

We also have available uncommitted credit facilities totaling $71.4 million.

The weighted average interest rate for borrowings under the Senior Credit Facility was 3.2 percent at December 31, 2008. Borrowings under the Senior Credit Facility were U.S. Dollar and Japanese Yen-based borrowings at December 31, 2008 and Japanese Yen-based borrowings at December 31, 2007. We paid $14.0 million, $8.5 million and $5.8 million in interest during 2008, 2007 and 2006, respectively.

Debt issuance costs of $22.8 million were incurred to obtain the Senior Credit Facility arrangement. These costs were capitalized and are amortized to interest expense over the lives of the related facility. At December 31, 2008, unamortized debt issuance costs were $3.5 million.

11.	RETIREMENT BENEFIT PLANS

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees. The employees who are not participating in the defined benefit plans receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s average eligible compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

We use a December 31 measurement date for our benefit plans.

Defined Benefit Plans

The components of net pension expense for the years ended December 31, 2008, 2007 and 2006 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
	2008	2007	2006	2008	2007	2006

Service cost	$11.7	$13.0	$13.1	$12.1	$10.8	$10.2
Interest cost	9.7	8.8	7.4	7.3	5.7	4.8
Expected return on plan assets	(13.5)	(10.9)	(8.2)	(9.3)	(8.0)	(6.6)
Settlement	3.4	–	–	0.1	–	–
Amortization of prior service cost	0.1	–	–	(0.1)	–	0.1
Amortization of unrecognized actuarial loss	2.2	2.9	3.7	0.1	0.2	0.2

Net periodic benefit cost	$13.6	$13.8	$16.0	$10.2	$8.7	$8.7

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2008	2007	2006	2008	2007	2006

Discount rate	6.16%	6.14%	5.84%	3.60%	3.64%	3.20%
Rate of compensation increase	3.84%	3.84%	3.84%	3.06%	3.12%	2.27%
Expected long-term return on plan assets	8.00%	8.00%	8.25%	4.64%	4.73%	4.70%

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Changes in projected benefit obligations and plan assets, for the years ended December 31, 2008 and 2007 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2008	2007	2008	2007

Projected benefit obligation – beginning of year	$166.0	$144.2	$181.6	$167.9
Plan amendments	–	0.9	–	(1.2)
Service cost	11.7	13.0	12.1	10.8
Interest cost	9.7	8.8	7.3	5.7
Employee contributions	–	–	14.5	12.2
Benefits paid	(9.7)	(2.8)	(22.5)	(16.4)
Actuarial (gain) loss	11.8	1.9	(8.5)	(5.7)
Settlement	(1.1)	–	–	–
Translation loss	–	–	7.6	8.3

Projected benefit obligation – end of year	$188.4	$166.0	$192.1	$181.6

Plan assets at fair market value – beginning of year	$147.2	$115.3	$180.4	$159.7
Actual return on plan assets	(39.3)	6.7	(31.4)	3.4
Company contributions	40.3	28.0	15.2	13.3
Employee contributions	–	–	14.5	12.2
Benefits paid	(9.7)	(2.8)	(22.5)	(16.4)
Translation gain	–	–	7.5	8.2

Plan assets at fair market value – end of year	$138.5	$147.2	$163.7	$180.4

Funded status	$(49.9)	$(18.8)	$(28.4)	$(1.2)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$–	$–	$2.5	$7.1
Short-term accrued benefit liability	(0.5)	(5.6)	–	–
Long-term accrued benefit liability	(49.4)	(13.2)	(30.9)	(8.3)

Net amount recognized	$(49.9)	$(18.8)	$(28.4)	$(1.2)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.9	$1.0	$(1.3)	$(1.1)
Unrecognized actuarial loss	101.0	43.2	31.2	6.0

Net amount recognized	$101.9	$44.2	$29.9	$4.9

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2009:

	U.S. and
	Puerto Rico	Non-U.S.

Unrecognized prior service cost	$0.1	$(0.1)
Unrecognized actuarial loss	4.6	1.3

	$4.7	$1.2

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2008	2007	2006	2008	2007	2006

Discount rate	5.79%	6.16%	6.14%	3.34%	3.71%	3.23%
Rate of compensation increase	3.84%	3.84%	3.84%	3.03%	3.15%	2.28%

Plans with projected benefit obligations in excess of plan assets as of December 31, 2008 and 2007 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2008	2007	2008	2007

Projected benefit obligation	$188.4	$166.0	$178.3	$163.0
Plan assets at fair market value	138.5	147.2	147.8	155.5

Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2008 and 2007 were as follows (in millions):

	U.S. and
	Puerto Rico		Non-U.S.
	2008	2007	2008	2007

Accumulated benefit obligation	$15.5	$20.5	$140.4	$5.5
Plan assets at fair market value	7.4	8.8	120.1	4.5

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $140.6 million and $116.8 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $178.7 million and $150.9 million as of December 31, 2008 and 2007, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2009	$3.4	$17.6
2010	3.8	16.9
2011	5.1	15.8
2012	6.4	14.0
2013	7.3	14.4
2014-2018	57.6	72.5

Our weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

	U.S. and
	Puerto Rico		Non-U.S.
Asset Category	2008	2007	2008	2007

Equity Securities	59%	65%	28%	37%
Debt Securities	31	35	43	38
Real Estate	–	–	18	15
Cash Funds	10	–	3	4
Other	–	–	8	6

Total	100%	100%	100%	100%

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

As of December 31, 2008 and 2007, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

We expect that we will have no minimum funding requirements by law in 2009 for the qualified U.S. and Puerto Rico defined benefit retirement plans, however, subsequent Congressional action may impact the minimum funding requirement for 2009. We expect to voluntarily contribute between $40 million to $50 million to these plans during 2009. Contributions to non-U.S. defined benefit plans are estimated to be approximately $11 million in 2009. We do not expect the plan assets in any of our plans to be returned to us in the next year.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. We expensed $14.9 million, $12.8 million and $12.6 million related to these plans for the years ended December 31, 2008, 2007 and 2006, respectively.

12.	INCOME TAXES

The components of earnings before taxes consist of the following (in millions):

For the Years Ending December 31,	2008	2007	2006

United States operations	$618.8	$597.0	$727.3
Foreign operations	503.0	534.6	441.7

Total	$1,121.8	$1,131.6	$1,169.0

The provision for income taxes consists of (in millions):
Current:
Federal	$136.0	$173.0	$178.5
State	27.3	25.0	22.2
Foreign	107.0	96.0	89.5

	270.3	294.0	290.2

Deferred:
Federal	31.6	39.0	31.7
State	(2.0)	19.0	5.0
Foreign	(27.6)	5.9	7.1

	2.0	63.9	43.8

Provision for income taxes	$272.3	$357.9	$334.0

Income taxes paid during 2008, 2007 and 2006 were $332.9 million, $255.9 million and $257.6 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2008	2007	2006

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.6	2.7	1.3
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(7.3)	(7.0)	(4.3)
Tax benefit relating to operations in Puerto Rico	(2.5)	(3.1)	(2.0)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.3)	(1.2)	(1.2)
R&D credit	(0.1)	(0.4)	(0.1)
Non-deductible expenses	0.1	0.2	0.1
Department of Justice settlement	(2.8)	5.2	–
In-process research and development charges	1.2	0.2	–
Other	0.4	–	(0.2)

Effective income tax rate	24.3%	31.6%	28.6%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2016 and 2019.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes consisted of the following (in millions):

	2008	2007

Deferred tax assets:
Inventory	$165.9	$118.6
Net operating loss carryover	64.8	101.4
Tax credit carryover	23.7	20.7
Capital loss carryover	–	1.7
Accrued liabilities	105.4	97.3
Share-based compensation	49.4	35.7
Unremitted earnings of foreign subsidiaries	95.5	94.0
Other	38.4	24.4

Total deferred tax assets	543.1	493.8
Less: Valuation allowances	(37.1)	(55.7)

Total deferred tax assets after valuation	506.0	438.1

Deferred tax liabilities:
Fixed assets	$(79.1)	$(36.3)
Intangible assets	(188.1)	(174.8)
Accrued liabilities	(0.4)	(1.4)
Other	(4.4)	(3.0)

Total deferred tax liabilities	(272.0)	(215.5)

Total net deferred tax assets	$234.0	$222.6

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2008, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $18.9 million and $16.3 million at December 31, 2008 and 2007, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2008, these tax credit carryovers generally expire within a period of 1 to 15 years. We have established valuation allowances for certain tax credit carryovers in the amount of $12.9 million and $20.2 million at December 31, 2008 and 2007, respectively. The remaining valuation allowances of $5.3 million and $17.5 million at December 31, 2008 and 2007, respectively, relate primarily to potential capital losses. We have established valuation allowances related to certain business combination transactions through goodwill. These allowances were approximately $19.3 million and $33.9 million at December 31, 2008 and 2007, respectively.

At December 31, 2008, we had an aggregate of approximately $871 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

In September 2007, we reached a settlement with the United States Department of Justice to resolve an investigation into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. Under the terms of the settlement, we paid a civil settlement amount of $169.5 million and we recorded an expense in that amount. At the time, no tax benefit was recorded related to the settlement expense due to the uncertainty as to the tax treatment. During the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service (IRS) confirming the deductibility of a portion of the settlement payment. As a result, during 2008 we recorded a current tax benefit of $31.7 million.

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

We adopted FIN 48 on January 1, 2007. Prior to the adoption of FIN 48 we had a long term tax liability for expected settlement of various federal, state and foreign income tax liabilities that was reflected net of the corollary tax impact of these expected settlements of $102.1 million, as well as a separate accrued interest liability of $1.7 million. As a result of the adoption of FIN 48, we are required to present the different components of such liability on a gross basis versus the historical net presentation. The adoption resulted in the financial statement liability for unrecognized tax benefits decreasing by $6.4 million as of January 1, 2007. The adoption resulted in this decrease in the liability as well as a reduction to retained earnings of $4.8 million, a reduction in goodwill of $61.4 million, the establishment of a tax receivable of $58.2 million, which was recorded in other current and non-current assets on our consolidated balance sheet, and an increase in an interest/penalty payable of $7.9 million, all as of January 1, 2007. Therefore, after the adoption of FIN 48, the amount of unrecognized tax benefits is $95.7 million as of January 1, 2007.

As of December 31, 2008, the amount of unrecognized tax benefits is $129.5 million. Of this amount, $45.5 million would impact our effective tax rate if recognized. $38.2 million of the $129.5 million liability for unrecognized tax benefits relate to tax positions of acquired entities taken prior to their acquisition by us. Under FAS 141(R), if these liabilities are settled for different amounts, they will affect the income tax expense in the period of reversal or settlement.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2008	2007

Balance at January 1	$135.2	$95.7
Increases related to prior periods	12.1	27.4
Decreases related to prior periods	(32.0)	(5.5)
Increases related to current period	15.8	21.9
Decreases related to settlements with taxing authorities	(1.3)	(1.3)
Decreases related to lapse of statue of limitations	(0.3)	(3.0)

Balance at December 31	$129.5	$135.2

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Earnings, which is consistent with the recognition of these items in prior reporting periods. As of December 31, 2007, we recorded a liability of $19.6 million for accrued interest and penalties, of which $14.7 million would impact our effective tax rate, if recognized. The amount of this liability is $22.9 million as of December 31, 2008. Of this amount, $17.1 million would impact our effective tax rate, if recognized.

We expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a significant impact on our results of operations or financial position.

The U.S. federal statute of limitations remains open for the year 2003 and onward. The U.S. federal returns for years 2003 and 2004 are currently under examination by the IRS. On July 15, 2008, the IRS issued its examination report. We filed a formal protest on August 15, 2008 and requested a conference with the Appeals Office regarding disputed issues. Although the appeals process could take several years, we do not anticipate resolution of the audit will result in any significant impact on our results of operations, financial position or cash flows. In addition, for the 1999 tax year of Centerpulse, which we acquired in October 2003, one issue remains in dispute.

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

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

reasonably possible that such matters will be resolved in the next twelve months, but we do not anticipate that the resolution of these matters would result in any material impact on our results of operations or financial position.

Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include Australia (2003 onward), Canada (2002 onward), France (2006 onward), Germany (2005 onward), Italy (2005 onward), Japan (2002 onward), Puerto Rico (2005 onward), Singapore (2003 onward), Switzerland (2006 onward) and the United Kingdom (2006 onward).

Our tax returns are currently under examination in various foreign jurisdictions. The most significant foreign tax jurisdiction under examination is the United Kingdom. It is reasonably possible that such audits will be resolved in the next twelve months, but we do not anticipate that the resolution of these audits would result in any material impact on our results of operations or financial position.

13.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2008.

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

	2008	2007	2006

Weighted average shares outstanding for basic net earnings per share	227.3	235.5	243.0
Effect of dilutive stock options and other equity awards	1.0	2.0	2.4

Weighted average shares outstanding for diluted net earnings per share	228.3	237.5	245.4

For the year ended December 31, 2008, an average of 11.2 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2007 and 2006, an average of 3.1 million and 7.6 million options, respectively, were not included.

During 2008, we repurchased approximately 10.8 million shares of our common stock at an average price of $68.72 per share for a total cash outlay of $737.0 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which expires December 31, 2009. Approximately $1.13 billion remains authorized under this plan.

14.	SEGMENT DATA

We design, develop, manufacture and market orthopaedic and dental reconstructive implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation expense, settlement, certain claims, acquisition, integration and other expenses, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico-based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S and Puerto Rico-based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets
	2008	2007	2006	2008	2007	2006	2008	2007

Americas	$2,353.9	$2,277.0	$2,076.5	$1,209.4	$1,184.2	$1,093.7	$2,845.6	$2,552.6
Europe	1,179.1	1,081.0	931.1	470.2	429.6	385.9	2,200.0	1,999.2
Asia Pacific	588.1	539.5	487.8	257.1	259.5	231.5	395.1	348.3

Net sales	$4,121.1	$3,897.5	$3,495.4

Share-based payment expense				(69.9)	(70.1)	(74.8)
Inventory step-up				(7.0)	(0.5)	–
Settlement				–	(169.5)	–
Certain claims				(69.0)	–	–
Acquisition, integration and other				(68.5)	(25.2)	(6.1)
Global operations and corporate functions				(632.3)	(480.4)	(465.0)	1,798.3	1,733.6

Operating profit				$1,090.0	$1,127.6	$1,165.2

Total assets							$7,239.0	$6,633.7

U.S. sales were $2,212.3 million, $2,142.2 million and $1,962.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Sales to any individual country outside of the U.S. were not significant. Sales are attributable to a country based upon the customer’s country of domicile.

Beginning in 2008, our Hips product category sales no longer include bone cement and accessory sales, which have been reclassified to our Orthopaedic Surgical Products and Other (“OSP and other”) product category. Amounts in 2007 and 2006 related to sales of bone cement and accessory products have been reclassified to conform to 2008 presentation.

Net sales by product category are as follows (in millions):

	2008	2007	2006

Reconstructive
Knees	$1,763.0	$1,634.6	$1,460.5
Hips	1,279.5	1,221.4	1,126.9
Extremities	121.0	104.0	77.6
Dental	227.5	221.0	179.0

Total	3,391.0	3,181.0	2,844.0
Trauma	221.4	205.8	194.7
Spine	230.6	197.0	177.4
OSP and other	278.1	313.7	279.3

Total	$4,121.1	$3,897.5	$3,495.4

Long-lived tangible assets as of December 31, 2008 and 2007 are as follows (in millions):

	2008	2007

Americas	$918.3	$707.3
Europe	272.5	211.8
Asia Pacific	73.3	52.8

Total	$1,264.1	$971.9

The Americas long-lived tangible assets are located primarily in the U.S. Approximately $232.7 million of Europe long-lived tangible assets as of December 31, 2008 are located in Switzerland.

Capital expenditures by operating segment for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006

Americas
Additions to other property, plant and equipment	$1.5	$0.7	$0.7
Europe
Additions to instruments	25.3	25.4	20.0
Additions to other property, plant and equipment	59.6	24.6	25.9
Asia Pacific
Additions to instruments	2.2	1.2	1.7
Additions to other property, plant and equipment	9.4	2.4	2.5
Global operations and corporate functions
Additions to instruments	210.4	111.9	104.5
Additions to other property, plant and equipment	179.5	165.0	113.0

For segment reporting purposes, deployed instruments are included in the measurement of operating segment assets while undeployed instruments at U.S. and Puerto Rico-based manufacturing operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by U.S. and Puerto Rico-based manufacturing operations and logistics and are deployed to the operating segments as needed for the business.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization included in operating segment profit for the years ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	2008	2007	2006

Americas	$78.5	$66.9	$56.7
Europe	57.0	60.7	46.5
Asia Pacific	25.6	22.7	18.7
Global operations and corporate functions	114.0	79.7	75.5

Total	$275.1	$230.0	$197.4

15.	LEASES

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2008 were $38.2 million for 2009, $30.1 million for 2010, $20.9 million for 2011, $15.9 million for 2012, $14.3 million for 2013 and $29.9 million thereafter. Total rent expense for the years ended December 31, 2008, 2007 and 2006 aggregated $41.4 million, $37.1 million and $31.1 million, respectively.

16.	COMMITMENTS AND CONTINGENCIES

Intellectual Property and Product Liability-Related Litigation

In July 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. to allow us to update product labeling to provide more detailed surgical technique instructions to surgeons and implement a surgical training program in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we have settled. There are a number of claims still pending and we expect additional claims will be submitted. We recorded a provision of $47.5 million in the third quarter of 2008, representing management’s estimate of these Durom Cup-related claims. We increased that provision by $21.5 million in the fourth quarter of 2008. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. We continue to believe that our defenses against infringement of the remaining claims are valid and meritorious, and we intend to defend this lawsuit vigorously.

In addition to certain claims related to the Durom Cup discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities from these cases in excess of those recorded, if any, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Government Investigations

In March 2005, the U.S. Department of Justice through the U.S. Attorney’s Office in Newark, New Jersey commenced an investigation of us and four other orthopaedic companies pertaining to consulting contracts, professional service agreements and other agreements by which remuneration is provided to orthopaedic surgeons. On September 27, 2007, we reached a settlement with the government to resolve all claims related to this investigation. As part of the settlement, we entered into a settlement agreement with the U.S. through the U.S. Department of Justice and the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). In addition, we entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office for the District of New Jersey (the “U.S. Attorney”) and a Corporate Integrity Agreement (the “CIA”) with the OIG-HHS. We did not admit any wrongdoing, plead guilty to any criminal charges or pay any criminal fines as part of the settlement.

We settled all civil and administrative claims related to the federal investigation by making a settlement payment to the U.S. government of $169.5 million.

Under the terms of the DPA, the U.S. Attorney filed a criminal complaint in the U.S. District Court for the District of New Jersey charging us with conspiracy to commit violations of the Anti-Kickback Statute (42 U.S.C. § 1320a-7b) during the years 2002 through 2006. The court deferred prosecution of the criminal complaint during the 18-month term of the DPA. The U.S. Attorney will seek dismissal of the criminal complaint after the 18-month period if we comply with the provisions of the DPA. The DPA provides for oversight by a federally-appointed monitor.

Under the CIA, which has a term of five years, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (“SEC”) informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We are fully cooperating with the SEC and the U.S. Department of Justice with regard to this informal investigation.

Derivative Actions and Class Actions

On April 24, 2008, a complaint was filed in the U.S. District Court for the Southern District of New York, Thorpe v. Zimmer, Inc., et al., naming us and two of our subsidiaries as defendants. The complaint relates to a putative class action on behalf of certain residents of New York who had hip or knee implant surgery involving Zimmer products during an unspecified period. The complaint alleges that our relationships with orthopaedic surgeons and others violated the New York deceptive practices statute and unjustly enriched us. The plaintiff requests actual damages or $50.00, whichever is greater, on behalf of each class member, a permanent injunction from our engaging in allegedly improper practices in the future and restitution in an unspecified amount. We believe this lawsuit is without merit, and we intend to defend it vigorously.

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleges that we and two of our executive officers engaged in violations of federal securities laws by allegedly failing to disclose developments relating to our OSP manufacturing operations in Dover, Ohio and problems relating to the Durom Cup. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleges the same claims and relates to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. The motion to dismiss is pending with the court. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

On August 15, 2008, a shareholder derivative action, Hays v. Dvorak et al., was filed in the U.S. District Court for the Southern District of Indiana. The plaintiff seeks to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on substantially the same factual allegations as the putative federal securities class action referenced above brought by the Plumbers and Pipefitters Local Union 719 Pension Fund. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. The court has entered a scheduling order that permits the plaintiff to file an amended complaint on or before March 11, 2009. Under that same court order, the defendants are not required to respond to any complaint until May 11, 2009.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (“plans”) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

defendants are not required to respond to the amended complaint until March 23, 2009. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in millions, except per share data)

	2008 Quarter Ended				2007 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$1,059.2	$1,079.5	$952.2	$1,030.2	$950.2	$970.6	$903.2	$1,073.5
Gross profit	804.5	817.2	715.0	787.1	743.8	754.2	704.0	819.6
Net earnings	239.3	227.1	214.7	167.5	233.4	231.5	44.5	263.8
Net earnings per common share
Basic	1.03	0.99	0.96	0.75	0.99	0.98	0.19	1.13
Diluted	1.02	0.99	0.95	0.75	0.98	0.97	0.19	1.12

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2008, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

We submitted the Annual CEO Certification for 2008 required by the New York Stock Exchange to the exchange on June 3, 2008.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year and the information included under the caption “Executive Officers” in Part I of this report.

ITEM 11.	Executive Compensation

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item concerning certain relationships and related transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II.  Valuation and Qualifying Accounts

Other financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

3. Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ David C. Dvorak
David C. Dvorak
President and Chief Executive Officer

Dated: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ James T. Crines James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 27, 2009

/s/ Derek M. Davis Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2009

/s/ Betsy J. Bernard Betsy J. Bernard	Director	February 27, 2009

Marc N. Casper	Director	February 27, 2009

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 27, 2009

/s/ Robert A. Hagemann Robert A. Hagemann	Director	February 27, 2009

/s/ Arthur J. Higgins Arthur J. Higgins	Director	February 27, 2009

/s/ John L. McGoldrick John L. McGoldrick	Director	February 27, 2009

/s/ Cecil B. Pickett, Ph.D. Cecil B. Pickett, Ph.D.	Director	February 27, 2009

/s/ Augustus A. White, III, M.D., Ph.D. Augustus A. White, III, M.D., Ph.D.	Director	February 27, 2009

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description

2.1	Stock Purchase Agreement dated as of September 4, 2008 (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed September 4, 2008)
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2	Restated By-Laws of Zimmer Holdings, Inc. effective May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2008)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10.5*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, effective August 6, 2001 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed August 6, 2001)
10.6*	First Amendment to the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.7*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.8*	First Amendment to the Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors
10.9*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on form 10-K filed February 28, 2007)
10.10*	Change in Control Severance Agreement with David C. Dvorak
10.11*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10.12*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard
10.13*	Form of Change in Control Severance Agreement with Jeffery A. McCaulley, Mark C. Throdahl and Chad F. Phipps
10.14*	Change in Control Severance Agreement with Derek M. Davis
10.15*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.16*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program
10.17*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan
10.18*	Form of Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.19*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.20*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.21*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.22*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 12, 2005)
10.23*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

10.24*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.25*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.26*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.27*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.28*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.29*	Form of Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.30*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (two-year vesting) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 11, 2007)
10.31*	Form of Restricted Stock Unit Award Letter for Non-US Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (two-year vesting) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 11, 2007)
10.32*	Summary Compensation Sheet
10.33	$1,350,000,000 Amended and Restated Credit Agreement dated as of November 30, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007)
10.34	Settlement Agreement dated September 27, 2007, among the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services, and Zimmer Holdings, Inc. on behalf of its wholly owned subsidiary Zimmer, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.35	Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.36	Deferred Prosecution Agreement dated September 27, 2007, between Zimmer, Inc. and the United States Attorney’s Office for the District of New Jersey (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.37	Zimmer, Inc. Monitor Agreement and Agreement Regarding Fees and Reimbursements, dated October 25, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 31, 2007)
10.38	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	indicates management contracts or compensatory plans or arrangements

ZIMMER HOLDINGS, INC.	2008 FORM 10-K ANNUAL REPORT

Valuation and Qualifying Accounts	Schedule II

	(In millions)

		Additions
	Balance at	Charged		Effects of	Acquired	Balance at
	Beginning	(Credited)	Deductions	Foreign	Abbott Spine	End of
Description	of Period	to Expense	to Reserve	Currency	Allowances	Period

Doubtful Accounts:
Year Ended December 31, 2006	$23.3	$(3.2)	$(1.0)	$1.3	$–	$20.4
Year Ended December 31, 2007	20.4	1.4	(1.2)	1.1	–	21.7
Year Ended December 31, 2008	21.7	(0.5)	(1.9)	(1.2)	1.9	20.0

Excess and Obsolete Inventory:
Year Ended December 31, 2006	$121.0	$32.6	$(26.0)	$1.9	$–	$129.5
Year Ended December 31, 2007	129.5	38.6	(26.9)	2.5	–	143.7
Year Ended December 31, 2008	143.7	66.5	(23.1)	(2.6)	15.1	199.6

Excess and Obsolete Instruments:
Year Ended December 31, 2006	$37.7	$8.3	$(5.4)	$0.1	$–	$40.7
Year Ended December 31, 2007	40.7	3.1	(12.5)	0.4	–	31.7
Year Ended December 31, 2008	31.7	5.6	(2.9)	0.3	2.4	37.1