Form 10-Q
period 2009-03-31
ZIMMER HOLDINGS INC
filed 2009-05-07
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580
(Address of principal executive offices)
Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of April 24, 2009, 215,097,394 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2009

		Page

Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three Months Ended March 31, 2009 and 2008	3
	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	4
	Consolidated Statement of Stockholders’ Equity as of March 31, 2009	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008	6
	Notes to Interim Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
	Signatures
EX-31.1
EX-31.2
EX-32

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net Sales	$992.6	$1,059.2
Cost of products sold	230.3	254.7

Gross Profit	762.3	804.5

Research and development	51.8	47.8
Selling, general and administrative	423.7	417.8
Acquisition, integration and other expense	7.0	7.3

Operating expenses	482.5	472.9

Operating Profit	279.8	331.6
Interest and other income (expense), net	(3.7)	1.0

Earnings before income taxes	276.1	332.6
Provision for income taxes	73.9	93.1

Net earnings	202.2	239.5
Less: Net earnings attributable to noncontrolling interest	—	(0.2)

Net Earnings of Zimmer Holdings, Inc.	$202.2	$239.3

Earnings Per Common Share
Basic	$0.91	$1.03
Diluted	$0.91	$1.02
Weighted Average Common Shares Outstanding
Basic	221.5	232.5
Diluted	222.1	233.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts, unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$212.8	$212.6
Restricted cash	2.7	2.7
Accounts receivable, less allowance for doubtful accounts	725.6	732.8
Inventories, net	947.0	928.3
Prepaid expenses and other current assets	103.4	103.9
Deferred income taxes	204.2	198.3

Total current assets	2,195.7	2,178.6
Property, plant and equipment, net	1,257.2	1,264.1
Goodwill	2,754.1	2,774.8
Intangible assets, net	857.8	872.1
Other assets	167.1	149.4

Total Assets	$7,231.9	$7,239.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156.3	$186.4
Income taxes payable	69.0	6.6
Other current liabilities	478.3	578.1

Total current liabilities	703.6	771.1
Other long-term liabilities	312.5	353.9
Long-term debt	660.4	460.1

Total Liabilities	1,676.5	1,585.1

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 253.8 million shares issued in 2009 (253.7 million in 2008)	2.5	2.5
Paid-in capital	3,154.1	3,138.5
Retained earnings	4,587.7	4,385.5
Accumulated other comprehensive income	228.7	240.0
Treasury stock, 38.7 million shares in 2009 (30.1 million in 2008)	(2,417.6)	(2,116.2)

Total Zimmer Holdings, Inc. stockholders’ equity	5,555.4	5,650.3
Noncontrolling interest	—	3.6

Total Stockholders’ Equity	5,555.4	5,653.9

Total Liabilities and Stockholders’ Equity	$7,231.9	$7,239.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity

Balance January 1, 2009	253.7	$2.5	$3,138.5	$4,385.5	$240.0	(30.1)	$(2,116.2)	$3.6	$5,653.9
Net earnings	—	—	—	202.2	—	—	—	—	202.2
Other comprehensive loss	—	—	—	—	(11.3)	—	—	—	(11.3)
Purchase of noncontrolling interest	—	—	(4.2)	—	—	—	—	(3.6)	(7.8)
Stock compensation plans, including tax benefits	0.1	—	19.8	—	—	—	—	—	19.8
Share repurchases	—	—	—	—	—	(8.6)	(301.4)	—	(301.4)

Balance March 31, 2009	253.8	$2.5	$3,154.1	$4,587.7	$228.7	(38.7)	$(2,417.6)	$—	$5,555.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three Months
	Ended March 31,
	2009	2008

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$202.2	$239.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	79.6	61.8
Share-based compensation	17.1	14.9
Inventory step-up	4.2	0.3
Income tax benefit from stock option exercises	0.1	2.6
Excess income tax benefit from stock option exercises	—	(1.6)
Changes in operating assets and liabilities:
Income taxes	44.9	5.4
Receivables	(6.3)	(53.1)
Inventories	(32.2)	(14.3)
Accounts payable and accrued expenses	(111.5)	12.7
Other assets and liabilities	(13.5)	(25.3)

Net cash provided by operating activities	184.6	242.7

Cash flows used in investing activities:
Additions to instruments	(45.3)	(57.5)
Additions to other property, plant and equipment	(30.9)	(53.4)
Acquisition of intellectual property rights	(7.6)	—
Investments in other assets	(0.6)	—

Net cash used in investing activities	(84.4)	(110.9)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	210.0	—
Proceeds from employee stock compensation plans	3.3	16.8
Excess income tax benefit from stock option exercises	—	1.6
Repurchase of common stock	(301.4)	(144.3)
Acquisition of noncontrolling interest	(7.8)	—

Net cash used in financing activities	(95.9)	(125.9)

Effect of exchange rates on cash and cash equivalents	(4.1)	6.2

Increase in cash and cash equivalents	0.2	12.1
Cash and cash equivalents, beginning of year	212.6	463.9

Cash and cash equivalents, end of period	$212.8	$476.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation — The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements (other than as it relates to the adjustments for the adoption of SFAS No. 160 as described below), but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2008 have been reclassified to conform to the current year presentation.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

Noncontrolling Interests — On January 1, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51” (SFAS No. 160). SFAS No. 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements or results of operations. During the three month period ended March 31, 2009, we acquired 100 percent ownership of our only outstanding noncontrolling interest for approximately $7.8 million. Under SFAS No. 160, this purchase is recorded as an equity transaction and is reflected as a financing activity in our consolidated statement of cash flows. As a result, the carrying balance of the noncontrolling interests of $3.6 million was eliminated and the remaining $4.2 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction in paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to Zimmer Holdings, Inc.:

	Three Months
	Ended March 31,
	2009	2008
	(In millions)

Net earnings of Zimmer Holdings, Inc.	$202.2	$239.3
Transfers to noncontrolling interests:
Decrease in equity related to the purchase of noncontrolling interests	(4.2)	—

Change from net earnings of Zimmer Holdings, Inc. and transfers to noncontrolling interests	$198.0	$239.3

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended
	March 31,
	2009	2008
	(In millions)

Net Earnings	$202.2	$239.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(41.6)	124.3
Unrealized foreign currency hedge gains/(losses), net of tax	22.3	(46.9)
Reclassification adjustments on foreign currency hedges, net of tax	(6.1)	17.5
Unrealized gains/(losses) on securities, net of tax	(0.5)	27.7
Prior service cost and unrecognized gains/(losses) in actuarial assumptions, net of tax	14.6	(0.5)

Total Other Comprehensive Income (Loss)	(11.3)	122.1
Comprehensive (Loss) Attributable to Noncontrolling Interest	—	(0.2)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$190.9	$361.4

3.	Inventories

	March 31,	December 31,
	2009	2008
	(In millions)

Finished goods	$731.9	$731.2
Work in progress	55.3	52.6
Raw materials	159.8	144.5

Inventories, net	$947.0	$928.3

4.	Property, Plant and Equipment

	March 31,	December 31,
	2009	2008
	(In millions)

Land	$21.4	$21.7
Buildings and equipment	1,012.3	992.7
Capitalized software costs	144.5	136.7
Instruments	1,166.9	1,161.7
Construction in progress	139.5	149.0

	2,484.6	2,461.8
Accumulated depreciation	(1,227.4)	(1,197.7)

Property, plant and equipment, net	$1,257.2	$1,264.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Other Current Liabilities

	March 31,	December 31,
	2009	2008
	(In millions)

Other current liabilities:
Certain claims (Note 12)	$56.1	$62.8
Salaries, wages and benefits	64.1	91.5
Accrued liabilities	358.1	423.8

Total other current liabilities	$478.3	$578.1

Other long-term liabilities:
Accrued retirement and postretirement benefit plans	$91.1	$129.9
Other long-term liabilities	221.4	224.0

Total other long-term liabilities	$312.5	$353.9

6.	Fair Value Measurement of Assets and Liabilities

On January 1, 2008, we adopted the provisions of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) as it relates to financial assets and liabilities recorded at fair value on a recurring basis. On January 1, 2009, we adopted the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, that were previously delayed under Financial Accounting Standards Board Staff Position (FSP) No. 157-2. For the three month period ended March 31, 2009, there were no nonrecurring fair value measurements made subsequent to initial recognition.

The following assets and liabilities are recorded at fair value on a recurring basis as of March 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date
		Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.7	$0.7	$—	$—
Derivatives, current and long-term	61.7	—	61.7	—

	$62.4	$0.7	$61.7	$—

Liabilities
Derivatives, current and long-term	$6.7	$—	$6.7	$—

	$6.7	$—	$6.7	$—

Available-for-sale securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets. Derivatives relate to foreign exchange forward contracts and foreign currency options entered into with various third parties. We value these instruments using a market approach based on foreign currency exchange rates obtained from active markets and perform an assessment of counterparty credit risk.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB statement No. 133)” (SFAS No. 161). The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements or results of operations, but does require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated financial statements. These disclosures are provided below.

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, commodity price risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign exchange forward contracts and options with major financial institutions. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona. We do not use derivative financial instruments for trading or speculative purposes.

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133) as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB statement No. 133).” SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value.

Derivatives Designated as Hedging Instruments

Our revenues are generated in various currencies throughout the world. However, a significant amount of our inventory is produced in U.S. Dollars. Therefore, movements in foreign exchange rates may have different proportional effects on our revenues compared to our cost of products sold. To minimize the effects of foreign exchange rate movements on cash flows, we hedge intercompany sales of inventory expected to occur within the next 30 months with foreign exchange forward contracts and options. We designate these derivative instruments as cash flow hedges. We have not entered into any derivative instruments designated as fair value or net investment in a foreign operation hedges.

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three month periods ended March 31, 2009 and 2008 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at March 31, 2009, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from April 2009 through September 2011. The notional amounts of outstanding forward contracts and options entered into with third parties

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase U.S. Dollars at March 31, 2009 were $1,149 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at March 31, 2009 were $231 million.

As of March 31, 2009 and December 31, 2008, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of March 31, 2009 and December 31, 2008 is as follows (in millions):

	2009		2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$54.0	Other current assets	$53.7
Foreign exchange options	Other current assets	3.8	Other current assets	4.6
Foreign exchange forward contracts	Other assets	24.8	Other assets	30.3

Total asset derivatives		$82.6		$88.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$18.1	Other current liabilities	$34.4
Foreign exchange forward contracts	Other long-term liabilities	9.5	Other long-term liabilities	17.7

Total liability derivatives		$27.6		$52.1

The fair value of outstanding derivative instruments recorded on the balance sheet at March 31, 2009, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $57.4 million, or $49.2 million net of taxes, which is deferred in other comprehensive income, of which $35.5 million, or $31.9 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

Derivative instruments had the following effects on other comprehensive income on our consolidated balance sheet and our consolidated statement of earnings on a gross basis for the three month periods ending March 31, 2009 and 2008 (in millions):

	Amount of		Amount of
	Gain/(Loss)		Gain/(Loss)
	Recognized		Reclassified From OCI
	in OCI		to Cost of Products Sold
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$31.1	$(60.4)	$4.3	$(19.4)
Foreign exchange options	0.2	—	0.6	—

Total	$31.3	$(60.4)	$4.9	$(19.4)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation,” (SFAS No. 52) are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $750 million to $900 million per quarter.

These derivative instruments had the following impact on our consolidated statement of earnings for the three month periods ended March 31, 2009 and 2008 (in millions):

	Amount of
	Gain/(Loss)
	Recognized in
	Cost of Products Sold
Derivative Instrument	2009	2008

Foreign exchange contracts	$2.6	$(2.9)

Total	$2.6	$(2.9)

This impact does not include any offsetting gains/losses recognized in earnings under SFAS No. 52.

8.	Income Taxes

Our U.S. federal returns for years 2003 through 2007 are under examination by the Internal Revenue Service (IRS). Certain issues in the audit covering 2003 and 2004 have been disputed and are currently being evaluated by the IRS Appeals Office. Although the appeals process could take several years, we do not anticipate resolution of the audit will result in any significant impact on our results of operations, financial position or cash flows.

9.	Retirement and Postretirement Benefit Plans

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

The components of net pension expense for the three month periods ended March 31, 2009 and 2008, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2009	2008

Service cost	$6.9	$6.3
Interest cost	4.9	4.6
Expected return on plan assets	(6.9)	(6.0)
Amortization of unrecognized prior service cost and actuarial loss	1.7	0.7

Net periodic benefit cost	$6.6	$5.6

We contributed approximately $40 million during the three month period ended March 31, 2009 to our U.S. and Puerto Rico defined benefit plans and expect to contribute an additional $10 million to these plans during the remainder of 2009. We contributed approximately $3 million to our foreign-based defined benefit plans in the three month period ended March 31, 2009 and expect to contribute an additional $10 million to these foreign-based plans during the remainder of 2009.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended March 31,
	2009	2008

Weighted average shares outstanding for basic net earnings per share	221.5	232.5
Effect of dilutive stock options and other equity awards	0.6	1.4

Weighted average shares outstanding for diluted net earnings per share	222.1	233.9

During the three month period ended March 31, 2009, an average of 16.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three month period ended March 31, 2008, an average of 9.1 million options were not included.

In the three month period ended March 31, 2009, we repurchased approximately 8.6 million shares of our common stock at an average price of $34.94 per share for a total cash outlay of $301.4 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which expires December 31, 2009. Approximately $833.1 million remains authorized under this plan.

11.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these other healthcare related services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, acquisition, integration and other expenses, inventory step-up and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2009	2008	2009	2008

Americas	$594.6	$607.1	$289.7	$313.0
Europe	265.1	305.5	116.9	128.4
Asia Pacific	132.9	146.6	49.8	65.3

Total	$992.6	$1,059.2

Share-based compensation			(17.1)	(14.9)
Inventory step-up			(4.2)	(0.3)
Acquisition, integration and other			(7.0)	(7.3)
Global operations and corporate functions			(148.3)	(152.6)

Operating profit			$279.8	$331.6

Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation. Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2009	2008

Reconstructive implants	$761.6	$815.5
Dental	47.4	55.8
Trauma	56.9	55.7
Spine	64.6	54.0
OSP and other	62.1	78.2

Total	$992.6	$1,059.2

12.	Commitments and Contingencies

Intellectual Property and Product Liability-Related Litigation

In July 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. to allow us to update product labeling to provide more detailed surgical technique instructions to surgeons and implement a surgical training program in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we have settled. There are a number of claims still pending and we expect additional claims will be submitted. We recorded a provision of $69.0 million in 2008, representing management’s estimate of these Durom Cup-related claims. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals. Subsequent to March 31, 2009, we received a significant number of additional alleged Durom Cup-related claims. We are currently reviewing these additional claims to determine their validity. Based on our evaluation completed at this time, we believe that the likelihood of there being a material amount of additional valid claims is not probable and the current provision of $56.1 million represents our current best estimate of the remaining asserted and unasserted claims related to this matter.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office instituted re-examination proceedings against U.S. Patent No. 6,818,020. The U.S. Patent and Trademark Office rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

In addition to claims related to the Durom Cup within the parameters discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities from these cases in excess of those recorded, if any, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Government Investigations

In March 2005, the U.S. Department of Justice through the U.S. Attorney’s Office in Newark, New Jersey commenced an investigation of us and four other orthopaedic companies pertaining to consulting contracts, professional service agreements and other agreements by which remuneration is provided to orthopaedic surgeons. On September 27, 2007, we reached a settlement and entered into a Deferred Prosecution Agreement (the “DPA”) with the U.S. Attorney’s Office for the District of New Jersey and a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”).

The DPA expired at the end of its 18-month term on March 27, 2009, and the U.S. District Court for the District of New Jersey dismissed the related criminal complaint that had been filed against us. We are no longer subject to oversight by the monitor appointed under the DPA.

Under the CIA, which has a term expiring in 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in the CIA. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (“SEC”) informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We understand that at least four other medical device companies received similar letters. We are fully cooperating with the SEC and the U.S. Department of Justice with regard to this informal investigation. We are currently conducting our own reviews regarding Foreign Corrupt Practices Act compliance and such reviews are ongoing.

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

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleges that the defendants violated the federal securities laws by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and problems relating to the Durom Cup. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleges the same claims and relates to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. The motion to dismiss is pending with the court. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

On August 15, 2008, a shareholder derivative action, Hays v. Dvorak et al., was filed in the U.S. District Court for the Southern District of Indiana. The plaintiff seeks to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on substantially the same factual allegations as the putative federal securities class action referenced above brought by the Plumbers and Pipefitters Local Union 719 Pension Fund. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. Under the court’s scheduling order, the plaintiff has until June 9, 2009 to file an amended complaint. The defendants are required to respond to any such amended complaint no later than August 10, 2009.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (“plans”) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. The motion to dismiss is pending with the court. On March 23, 2009, the defendants also filed a motion with the Judicial Panel on Multidistrict Litigation (“JPML”) for an order transferring the case to the U.S. District Court for the Southern District of Indiana for coordinated pretrial proceedings with the Plumbers and Pipefitters Local Union 719 Pension Fund case and the Hays case referenced above. The motion to transfer remains pending with the JPML. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental implants restore function and aesthetics in patients that have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in predominantly orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2009 and our expected results for the remainder of 2009.

Demand (Volume and Mix) Trends

Decreased volume and changes in the mix of products resulted in a 1 percent decline in sales during the three month period ended March 31, 2009, compared to 6 percent of sales growth in the same 2008 period. The sales growth rate declined from the 2008 period due to lower volume as a result of a weaker global economy and the ongoing effects of the disruptive factors experienced during 2008 as discussed below.

We believe the market for orthopaedic procedure volume temporarily decelerated from mid to low single digits growth rates on a global basis due to the weakened global economy. We believe long-term market growth rates will be driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity®, Durasul® and Prolong® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, high-flex knees, knee revision products, porous hip stems and the introduction of gender-based devices continues to positively affect sales growth.

Pricing Trends

Global selling prices were flat for the three month period ended March 31, 2009, which is similar to the same 2008 period. Selling prices in the Americas were flat during the three month period ended March 31, 2009, compared to a 1 percent increase in the same 2008 period. In Europe, selling prices for the three month period ended March 31, 2009 were flat, which is similar to the same 2008 period. Asia Pacific selling prices decreased 3 percent for the three month period ended March 31, 2009, compared to a 1 percent decrease in the same 2008 period. Japan and Australia reported 5 percent and 3 percent decreases in average selling prices, respectively, as a result of scheduled reductions in reimbursement prices. We anniversary out of these price reductions in April 2009 for Japan and July 2009 for Australia. Japan and Australia combined currently represent approximately 10 percent of our sales. With the effect of governmental healthcare cost containment efforts and pressure from local hospitals and health systems, we expect global selling prices will remain flat to slightly negative in 2009.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2009, foreign currency exchange rates resulted in a 5 percent decline in sales. We estimate that an overall stronger U.S. Dollar versus foreign currency exchange rates will have a negative effect of approximately 4 percent on sales for the year ending December 31, 2009. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Disruptive Events

We believe that we have suffered customer losses as a result of disruptive factors experienced during 2008, including our temporary suspension of U.S. marketing and distribution of the Durom Cup, our voluntary recall and suspension of production of certain OSP patient care products and the implementation of our enhanced global compliance initiatives. Starting in the fourth quarter of 2008, we estimated that on a cumulative basis these customer losses reduced our global knee market share by approximately 1.5 percent and hip market share by approximately 2.0 percent. We estimate that we experienced additional share losses of 0.1 percent in knee market share and 0.2 percent in hip market share, in the first quarter of 2009. Our assumption is that share loss should stabilize by year-end 2009, as we anniversary out of the majority of the 2008 customer and product-related losses, we continue to expand our global medical education programs and as we launch new products in sufficient quantities to recover some of the product related losses. We expect our sales growth to be at a rate slower than the market in the near term due to these disruptive factors.

Global Economic Conditions

We expect conditions in the broader economy will result in a temporary slowdown in elective hospital procedures. Although many of our products are used in elective procedures, we believe our core knee and hip franchises remain more insulated than many medical product categories from swings in the broader economy because the need for these procedures does not diminish, even if the timing is affected. In particular, we expect our dental revenues to experience pressure due to the weak economic environment as many of those procedures are not reimbursed by third-party payors.

First Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2009	2008	% (Dec)	Mix	Price	Exchange

Americas	$594.6	$607.1	(2)%	(1)%	—%	(1)%
Europe	265.1	305.5	(13)	1	—	(14)
Asia Pacific	132.9	146.6	(9)	(4)	(3)	(2)

	$992.6	$1,059.2	(6)	(1)	—	(5)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	March 31,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$429.0	$453.5	(5)%	1%	(1)%	(5)%
Hips	299.6	330.2	(9)	(2)	(2)	(5)
Extremities	33.0	31.8	4	8	—	(4)

Total	761.6	815.5	(7)	—	(1)	(6)

Dental	47.4	55.8	(15)	(12)	1	(4)
Trauma	56.9	55.7	2	5	—	(3)
Spine	64.6	54.0	20	21	3	(4)
OSP and other	62.1	78.2	(21)	(20)	1	(2)

Total	$992.6	$1,059.2	(6)	(1)	—	(5)

The NexGen® Complete Knee Solution product line, including Gender Solutionstm Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Gender Solutions Natural-Knee Flex System made a strong contribution.

The continued conversion to porous stems, including the Zimmer® M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv® Technology, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also made strong contributions. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. announced in the second half of 2008 negatively impacted hip sales growth. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Dental sales were led by orthobiologicals and prosthetic implants, including the Tapered Screw-Vent® Implant System. Zimmer Periarticular Locking Plates and the I.T.S.T. tm Intertrochanteric/Subtrochanteric Fixation System led trauma sales. In the fourth quarter of 2008, we acquired Abbott Spine. As a result of the acquisition, spine sales have increased but reflect sales dis-synergies associated with the integration of the business. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS®1 Bone Cement.

1 Trademark of Heraeus Kulzer GmbH

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$276.1	$280.1	(1)%
Hips	141.6	148.6	(5)
Extremities	25.6	23.3	10

Total	443.3	452.0	(2)

Dental	26.1	29.9	(13)
Trauma	32.4	33.4	(3)
Spine	51.5	42.4	22
OSP and other	41.3	49.4	(16)

Total	$594.6	$607.1	(2)

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Gender Solutions Natural-Knee Flex System also made a strong contribution.

Porous stems, including the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, led hip stem sales, but were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. has continued to negatively impact hip sales and the adoption of hip resurfacing in the U.S. market will continue to adversely affect our hip sales growth.

As a result of the ongoing effects of the disruptive factors discussed above, we have suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance initiatives and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$105.0	$120.1	(13)%
Hips	107.9	128.2	(16)
Extremities	5.7	6.7	(16)

Total	218.6	255.0	(14)

Dental	16.7	19.0	(12)
Trauma	10.6	10.5	2
Spine	10.5	9.7	8
OSP and other	8.7	11.3	(23)

Total	$265.1	$305.5	(13)

Changes in foreign exchange rates negatively affected knee and hip sales by 15 percent and 13 percent, respectively. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales in our Europe region.

Porous stems, including the CLS Spotorno Stem and Alloclassic Zweymüller Stem, led hip stem sales. Longevity and Durasul Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

As a result of the ongoing effect of the disruptive factors discussed above, we have suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB Plating System led trauma sales, which were offset by weaker sales of our intramedullary fixation systems. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	March 31,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$47.9	$53.3	(10)%
Hips	50.1	53.4	(6)
Extremities	1.7	1.8	(3)

Total	99.7	108.5	(8)

Dental	4.6	6.9	(33)
Trauma	13.9	11.8	17
Spine	2.6	1.9	34
OSP and other	12.1	17.5	(31)

Total	$132.9	$146.6	(9)

Changes in foreign exchange rates negatively affected knee sales by 7 percent and positively affected hip sales by 1 percent. Reported decreases in average selling prices negatively affected knee sales by 6 percent and hip sales by 4 percent. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant also made strong contributions to knee sales for the period.

The continued conversion to porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System and the Alloclassic Zweymüller Hip System, led hip stem sales. Sales of Longevity and Durasul Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also contributed to hip sales.

As a result of the ongoing effects of the disruptive factors discussed above, we have suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories.

The Bigliani/Flatow Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. Negative sales growth for our dental business reflects an overall weakness in the global economy. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products.

Gross Profit

Gross profit as a percentage of net sales was 76.8 percent in the three month period ended March 31, 2009, compared to 76.0 percent in the same 2008 period. The primary contributor to the increase in gross profit margin was foreign currency hedge gains recognized in 2009 compared to hedge losses recognized in the 2008 period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings. These hedge gains were partially offset by an increase in excess inventory and obsolescence charges due to increased inventory levels and certain product-specific matters as well as increased inventory step-up as a result of the Abbott Spine acquisition.

Operating Expenses

Research and Development, or R&D, as a percentage of net sales was 5.2 percent for the three month period ended March 31, 2009, compared to 4.5 percent in the same 2008 period. R&D expense increased to $51.8 million for the three month period ended March 31, 2009, from $47.8 million in the same 2008 period, reflecting increased spending on certain development, clinical and external research activities compared to the delay in activities experienced in 2008 connected with our operational compliance with the DPA and CIA and implementation of our enhanced compliance program. We expect R&D spending in 2009 to return to our historical average of 5-6 percent of sales.

Selling, general and administrative, or SG&A, as a percentage of net sales was 42.7 percent for the three month period ended March 31, 2009, compared to 39.4 percent in the same 2008 period. SG&A expense increased to $423.7 million for the three month period ended March 31, 2009, from $417.8 million in the same 2008 period. Fees associated with the various litigation matters discussed in Note 12 to the consolidated financial statements contributed to an increase in SG&A costs as well as costs related to operating initiatives such as improving quality systems at our Dover, Ohio facility and the expansion of global medical education programs. The acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets. Additionally, SG&A as a percent of sales is negatively impacted by the significant decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue which has caused SG&A as a percent of sales to increase.

Acquisition, integration and other expenses for the three month period ended March 31, 2009 were $7.0 million, compared to $7.3 million in the same 2008 period. These expenses pertain to prior period acquisitions, including facility consolidation costs, legal fees and retention and termination payments.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended March 31, 2009 decreased 16 percent to $279.8 million, from $331.6 million in the same 2008 period. The decrease in operating profit is due primarily to lower revenues as well as increased spending on R&D and SG&A.

Interest and other expense for the three month period ended March 31, 2009 increased to $3.7 million, compared to income of $1.0 million in the same 2008 period. The increase in interest expense is the result of increased long-term debt used to partially fund the Abbott Spine acquisition and share repurchases.

The effective tax rate on earnings before income taxes decreased to 26.8 percent for the three month period ended March 31, 2009, from 28.0 percent in the same 2008 period. This decrease is due primarily to the recognition of certain adjustments which took effect in the quarter as well as increased profits in lower tax jurisdictions.

Net earnings decreased 16 percent to $202.2 million for the three month period ended March 31, 2009, compared to $239.3 million in the same 2008 period. Basic earnings per share decreased 12 percent to $0.91, from $1.03 in the same 2008 period. Diluted earnings per share decreased 11 percent to $0.91, from $1.02 in the same 2008 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2009 and 2008 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $184.6 million for the three month period ended March 31, 2009, compared to $242.7 million in the same 2008 period. The principal source of cash was net earnings of $202.2 million. Non-cash items included in net earnings accounted for another $100.9 million of operating cash. All other items of operating cash flows reflect a use of $118.5 million of cash, primarily related to pension funding and working capital investments. Additionally, we continue to resolve outstanding payments to healthcare professionals and institutions resulting in cash outflows of approximately $30 million in the three month period ended March 31, 2009. The resolution of these outstanding payments, along with a change in the timing of employee bonus payments compared to the 2008 period, contributed to a decrease in accrued expenses for the three month period ended March 31, 2009.

At March 31, 2009, we had 61 days of sales outstanding in trade accounts receivable, an increase of 2 days compared to both December 31, 2008 and the same 2008 period. At March 31, 2009, we had 373 days of inventory on hand, an increase of 29 days compared to December 31, 2008, reflecting a planned increase in field-based inventory deployments in the U.S., a build-out of our inventory pipeline for certain new products we are preparing to launch in 2009 and increased near term inventory levels as manufacturing volumes are reduced to respond to previously discussed loss of market share.

Cash flows used in investing activities were $84.4 million for the three month period ended March 31, 2009, compared to $110.9 million used in investing in the same 2008 period. Additions to instruments decreased during the three month period ended March 31, 2009 compared to the 2008 period as year-over-year spending on instruments is expected to decrease compared to the significant investments made in 2008. Spending on other property, plant and equipment decreased to $30.9 million during the three month period ended March 31, 2009 compared to $53.4 million in the same 2008 period. On a full year basis, we expect a modest decrease in spending on property, plant and equipment compared to 2008 levels, as certain planned infrastructure initiatives from 2008 are completed. Acquired intellectual property rights of $7.6 million relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. We anticipate making additional payments to acquire intellectual property rights during 2009.

Cash flows used in financing activities were $95.9 million for the three month period ended March 31, 2009, compared to $125.9 million used in financing activities in the same 2008 period. Our borrowings from our credit facilities increased approximately $210 million during the three month period ended March 31, 2009 to repurchase shares of our common stock. Our current share repurchase program can be financed in part with third party debt, subject to limits set by our Board of Directors. For the three months ended March 31, 2009, we purchased 8.6 million common shares for a total of $301.4 million, including commissions, under our stock repurchase program authorized by our Board of Directors, compared to $144.3 million in the same 2008 period. Proceeds from our stock compensation plans have decreased in the three month period ended March 31, 2009, compared to the same 2008 period due to a decrease in employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $660.4 million outstanding under the Senior Credit Facility at March 31, 2009, and, therefore, our available borrowings were $689.6 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2009. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc. Notwithstanding recent interruptions in global credit markets, as of the date of this report, we believe our access to our Senior Credit Facility has not been impaired.

We also have available uncommitted credit facilities totaling $76.3 million.

We may use excess cash or further borrow against our Senior Credit Facility, subject to limits set by our Board of Directors, to repurchase additional common stock under the $1.25 billion program which expires December 31, 2009.

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

Critical Accounting Policies

There were no changes in the three month period ended March 31, 2009 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of health care purchasing organizations;

•	our compliance with the Corporate Integrity Agreement through 2012;

•	the costs of defending or resolving putative class action litigation and lawsuits, investigations or other proceedings resulting from our September 2007 settlement with the United States government and other matters;

•	the impact of our enhanced healthcare compliance global initiatives and business practices on our relationships with customers and consultants, our market share and our overall financial performance;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products, and tax obligations and risks;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of temporarily suspending U.S. marketing and distribution of the Durom Cup on our revenues, our customer relationships, our entry into the U.S. hip resurfacing market and on product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 12 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following risk factor under “RISKS RELATED TO OUR BUSINESS” has been revised as follows:

If we fail to comply with the terms of the Corporate Integrity Agreement we entered into in September 2007, we may be subject to exclusion from federal healthcare programs.

As previously reported, in September 2007 we settled an investigation conducted by the United States Attorney’s Office for the District of New Jersey into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”) that has a term ending in 2012. A copy of the CIA is filed as an exhibit to our most recent Annual Report on Form 10-K. If we do not comply with the terms of the CIA, we could be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicare and Medicaid.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2009:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

January 2009	—	$—	—	$—
February 2009	1,398,267	38.61	31,464,767	1,080,355,234
March 2009	7,221,100	34.23	38,685,867	833,148,263

Total	8,619,367	$34.94	38,685,867	$833,148,263

*	Includes repurchases made under expired programs as well as the program announced in April 2008 authorizing $1.25 billion of repurchases through December 31, 2009.

Item 5.	Other Information

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

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

10	.1*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 16, 2009)
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 6, 2009

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: May 6, 2009