Form 10-Q
period 2009-06-30
ZIMMER HOLDINGS INC
filed 2009-08-07
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 21, 2009, 214,303,658, shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2009

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Sales	$1,019.9	$1,079.5	$2,012.5	$2,138.7
Cost of products sold	236.8	262.3	467.1	517.0

Gross Profit	783.1	817.2	1,545.4	1,621.7

Research and development	49.9	48.3	101.7	96.1
Selling, general and administrative	432.3	448.0	856.0	865.8
Acquisition, integration, realignment and other	36.5	12.5	43.5	19.8
Net curtailment and settlement (Note 10)	(32.1)	—	(32.1)	—

Operating expenses	486.6	508.8	969.1	981.7

Operating Profit	296.5	308.4	576.3	640.0
Interest and other income (expense), net	(4.0)	6.8	(7.7)	7.8

Earnings before income taxes	292.5	315.2	568.6	647.8
Provision for income taxes	82.4	87.8	156.3	180.9

Net earnings	210.1	227.4	412.3	466.9
Less: Net earnings attributable to noncontrolling interest	—	(0.3)	—	(0.5)

Net Earnings of Zimmer Holdings, Inc.	$210.1	$227.1	$412.3	$466.4

Earnings Per Common Share
Basic	$0.98	$0.99	$1.89	$2.02
Diluted	$0.98	$0.99	$1.88	$2.01
Weighted Average Common Shares Outstanding
Basic	214.7	228.4	218.1	230.5
Diluted	215.5	229.5	218.8	231.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts, unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$277.5	$212.6
Restricted cash	2.7	2.7
Accounts receivable, less allowance for doubtful accounts	768.7	732.8
Inventories, net	980.9	928.3
Prepaid expenses and other current assets	81.8	103.9
Deferred income taxes	217.1	198.3

Total current assets	2,328.7	2,178.6
Property, plant and equipment, net	1,254.4	1,264.1
Goodwill	2,814.6	2,774.8
Intangible assets, net	874.6	872.1
Other assets	189.8	149.4

Total Assets	$7,462.1	$7,239.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144.0	$186.4
Income taxes payable	16.4	6.6
Other current liabilities	508.8	578.1

Total current liabilities	669.2	771.1
Other long-term liabilities	333.8	353.9
Long-term debt	653.5	460.1

Total Liabilities	1,656.5	1,585.1

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 253.8 million shares issued in 2009 (253.7 million in 2008)	2.5	2.5
Paid-in capital	3,176.9	3,138.5
Retained earnings	4,797.8	4,385.5
Accumulated other comprehensive income	282.4	240.0
Treasury stock, 39.5 million shares in 2009 (30.1 million in 2008)	(2,454.0)	(2,116.2)

Total Zimmer Holdings, Inc. stockholders’ equity	5,805.6	5,650.3
Noncontrolling interest	—	3.6

Total Stockholders’ Equity	5,805.6	5,653.9

Total Liabilities and Stockholders’ Equity	$7,462.1	$7,239.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity

Balance January 1, 2009	253.7	$2.5	$3,138.5	$4,385.5	$240.0	(30.1)	$(2,116.2)	$3.6	$5,653.9
Net earnings	—	—	—	412.3	—	—	—	—	412.3
Other comprehensive income	—	—	—	—	42.4	—	—	—	42.4
Purchase of noncontrolling interest	—	—	(4.2)	—	—	—	—	(3.6)	(7.8)
Stock compensation plans, including tax benefits	0.1	—	42.6	—	—	—	—	—	42.6
Share repurchases	—	—	—	—	—	(9.4)	(337.8)	—	(337.8)

Balance June 30, 2009	253.8	$2.5	$3,176.9	$4,797.8	$282.4	(39.5)	$(2,454.0)	$—	$5,805.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six Months
	Ended June 30,
	2009	2008

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$412.3	$466.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	161.4	129.2
Net curtailment and settlement	(32.1)	—
Gain on sale of investments	—	(8.7)
Share-based compensation	40.1	39.4
Inventory step-up	7.0	1.8
Income tax benefit from stock option exercises	0.2	10.0
Excess income tax benefit from stock option exercises	—	(6.0)
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	4.8	(35.7)
Receivables	(29.8)	(81.9)
Inventories	(51.8)	(55.6)
Accounts payable and accrued expenses	(119.4)	87.6
Other assets and liabilities	(13.0)	(23.2)

Net cash provided by operating activities	379.7	523.3

Cash flows provided by (used in) investing activities:
Additions to instruments	(75.9)	(119.5)
Additions to other property, plant and equipment	(54.7)	(121.5)
Proceeds from sale of investments	—	12.0
Acquisition of intellectual property rights	(25.9)	—
Investments in other assets	(17.8)	(7.5)

Net cash used in investing activities	(174.3)	(236.5)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	200.0	220.0
Proceeds from employee stock compensation plans	3.6	45.2
Excess income tax benefit from stock option exercises	—	6.0
Repurchase of common stock	(337.8)	(640.2)
Acquisition of noncontrolling interest	(7.8)	—

Net cash used in financing activities	(142.0)	(369.0)

Effect of exchange rates on cash and cash equivalents	1.5	6.4

Increase in cash and cash equivalents	64.9	(75.8)
Cash and cash equivalents, beginning of year	212.6	463.9

Cash and cash equivalents, end of period	$277.5	$388.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of Presentation — The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements (other than as it relates to the adjustments for the adoption of Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51” (SFAS No. 160) as described below), but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and six month periods ended June 30, 2008 have been reclassified to conform to the current year presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

Noncontrolling Interests — On January 1, 2009, we adopted SFAS No. 160. SFAS No. 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements or results of operations. During the six month period ended June 30, 2009, we acquired 100 percent ownership of our only outstanding noncontrolling interest for approximately $7.8 million. Under SFAS No. 160, this purchase is recorded as an equity transaction and is reflected as a financing activity in our consolidated statement of cash flows. As a result, the carrying balance of the noncontrolling interests of $3.6 million was eliminated and the remaining $4.2 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction in paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to Zimmer Holdings, Inc.:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)

Net earnings of Zimmer Holdings, Inc.	$210.1	$227.1	$412.3	$466.4
Transfers to noncontrolling interests:
Decrease in equity related to the purchase of noncontrolling interests	—	—	(4.2)	—

Change from net earnings of Zimmer Holdings, Inc. and transfers to noncontrolling interests	$210.1	$227.1	$408.1	$466.4

Acquisition, Integration, Realignment and Other — We recognize incremental expenses resulting directly from our business combinations and significant nonrecurring and unusual items as “Acquisition, integration,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realignment and other” expenses. Acquisition, integration, realignment and other expenses for the three and six month periods ended June 30, 2009 and 2008 included (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Impairment of assets	$1.3	$0.7	$1.3	$1.6
Consulting and professional fees	0.8	2.8	2.6	3.4
Employee severance and retention, including share-based compensation acceleration	16.6	—	16.8	—
Information technology integration	0.1	0.3	0.2	0.4
Facility and employee relocation	0.9	2.7	1.8	4.4
Vacated facilities	1.4	—	1.4	—
Distributor acquisitions	1.8	4.0	3.1	6.4
Certain litigation matters	4.8	—	4.8	—
Contract terminations	6.9	—	7.9	—
Other	1.9	2.0	3.6	3.6

Acquisition, Integration, Realignment and Other	$36.5	$12.5	$43.5	$19.8

During the three month period ended June 30, 2009, we commenced a global realignment initiative to focus on business opportunities that best support our strategic priorities. As part of this realignment, we initiated changes in our work force, including the elimination of positions in some areas and planned increases in others, to balance the requirements necessary to support long-term growth. Approximately 300 employees from across the globe were affected by these actions. As a result of these changes in our work force, we recorded an expense of $16.6 million related to severance and other employee termination-related costs. These termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable. We expect the majority of these costs to be paid by the end of the third quarter of 2009. Contract termination costs relate to terminated agreements in connection with the integration of acquired companies. Consulting and professional fees relate to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources and fees related to matters involving severance and termination benefits.

Subsequent Events — In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which is effective for interim and annual periods ending after June 15, 2009. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement introduces new terminology but is based on the same principles that previously existed in the auditing standards. SFAS No. 165 requires disclosure of the date through which management has evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the three and six month periods ending June 30, 2009 and 2008 contained herein, management has evaluated subsequent events through August 7, 2009 representing the date these financial statements were issued.

Accounting Pronouncements — In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 defines a new hierarchy for U.S. GAAP and establishes the FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The adoption of SFAS No. 168 will change the manner in

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which U.S. GAAP guidance is referenced, but it will not have any impact on our financial position or results of operations.

2.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In millions)		(In millions)

Net Earnings	$210.1	$227.4	$412.3	$466.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	88.9	5.8	47.2	129.9
Unrealized foreign currency hedge losses, net of tax	(34.7)	(6.9)	(12.4)	(54.2)
Reclassification adjustments on foreign currency hedges, net of tax	(6.2)	17.5	(12.3)	35.4
Unrealized gains / (losses) on securities, net of tax	(0.1)	(7.6)	(0.5)	20.1
Prior service cost and unrecognized gains in actuarial assumptions, net of tax	5.8	2.0	20.4	1.7

Total Other Comprehensive Income	53.7	10.8	42.4	132.9
Comprehensive (Loss) Attributable to Noncontrolling Interest	—	(0.3)	—	(0.5)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$263.8	$237.9	$454.7	$599.3

3.	Abbott Spine Acquisition

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

In the three month period ended June 30, 2009, we completed our exit activity plans. This resulted in additional contract termination liabilities and changes to the preliminary fair values assigned to acquired inventory.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the Abbott Spine acquisition (in millions):

As of
October 16, 2008

Current assets	$61.4
Property, plant and equipment	6.5
Instruments	17.5
Intangible assets subject to amortization:
Customer relationships (10 year useful life)	8.6
Developed technology (10 year useful life)	64.3
In-process research and development	38.5
Other assets	10.0
Goodwill	205.1

Total assets acquired	411.9

Current liabilities	19.5
Deferred taxes	29.4

Total liabilities assumed	48.9

Net assets acquired	$363.0

Goodwill of $132.5 million, $69.9 million and $2.7 million was assigned to the Americas, Europe and Asia Pacific reporting segments, respectively. None of the goodwill is deductible for tax purposes.

4.	Inventories

	June 30,	December 31,
	2009	2008
	(In millions)

Finished goods	$759.0	$731.2
Work in progress	54.1	52.6
Raw materials	167.8	144.5

Inventories, net	$980.9	$928.3

5.	Property, Plant and Equipment

	June 30,	December 31,
	2009	2008
	(In millions)

Land	$21.5	$21.7
Buildings and equipment	1,090.9	992.7
Capitalized software costs	152.1	136.7
Instruments	1,188.6	1,161.7
Construction in progress	84.2	149.0

	2,537.3	2,461.8
Accumulated depreciation	(1,282.9)	(1,197.7)

Property, plant and equipment, net	$1,254.4	$1,264.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Current and Long-Term Liabilities

	June 30,	December 31,
	2009	2008
	(In millions)

Other current liabilities:
Certain claims (Note 13)	$49.9	$62.8
Accrued liabilities	458.9	515.3

Total other current liabilities	$508.8	$578.1

Other long-term liabilities:
Accrued retirement and postretirement benefit plans	$46.4	$129.9
Other long-term liabilities	287.4	224.0

Total other long-term liabilities	$333.8	$353.9

7.	Fair Value Measurement of Assets and Liabilities

On January 1, 2008, we adopted the provisions of SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) as it relates to financial assets and liabilities recorded at fair value on a recurring basis. On January 1, 2009, we adopted the provisions of SFAS No. 157 as it relates to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, that were previously delayed under Financial Accounting Standards Board Staff Position (FSP) No. 157-2. For the three and six month periods ended June 30, 2009, there were no nonrecurring fair value measurements made subsequent to initial recognition.

The following assets and liabilities are recorded at fair value on a recurring basis as of June 30, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.6	$0.6	$—	$—
Derivatives, current and long-term	25.2	—	25.2	—

	$25.8	$0.6	$25.2	$—

Liabilities
Derivatives, current and long-term	$20.7	$—	$20.7	$—

	$20.7	$—	$20.7	$—

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of SFAS No. 133)” (SFAS No. 161). The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements or results of operations, but does require increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated financial statements. These disclosures are provided below.

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

We account for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133),” SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities (an amendment of FASB statement No. 133).” SFAS No. 133 requires that all derivative instruments be reported as assets or liabilities on the balance sheet and measured at fair value.

Derivatives Designated as Hedging Instruments

Our revenues are generated in various currencies throughout the world. However, a significant amount of our inventory is produced in U.S. Dollars. Therefore, movements in foreign exchange rates may have different proportional effects on our revenues compared to our cost of products sold. To minimize the effects of foreign exchange rate movements on cash flows, we hedge intercompany sales of inventory expected to occur within the next 30 months with foreign exchange forward contracts and options. We designate these derivative instruments as cash flow hedges. We have not entered into any derivative instruments designated as fair value or net investment in foreign operation hedges.

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and six month periods ended June 30, 2009 and 2008 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at June 30, 2009, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from July 2009 through December 2011. The notional amounts of outstanding forward contracts and options entered into with third parties

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to purchase U.S. Dollars at June 30, 2009 were $1,123 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at June 30, 2009 were $251 million.

As of June 30, 2009 and December 31, 2008, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of June 30, 2009 and December 31, 2008 is as follows (in millions):

	2009		2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$34.9	Other current assets	$53.7
Foreign exchange options	Other current assets	2.2	Other current assets	4.6
Foreign exchange forward contracts	Other assets	10.3	Other assets	30.3

Total asset derivatives		$47.4		$88.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$24.6	Other current liabilities	$34.4
Foreign exchange forward contracts	Other long-term liabilities	18.3	Other long-term liabilities	17.7

Total liability derivatives		$42.9		$52.1

The fair value of outstanding derivative instruments recorded on the balance sheet at June 30, 2009, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $6.8 million, or $8.3 million net of taxes, which is deferred in other comprehensive income, of which $14.0 million, or $13.2 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

The following gross unrealized losses from derivative instruments were recognized in other comprehensive income on our consolidated balance sheet (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$(42.8)	$(6.7)	$(11.7)	$(67.1)
Foreign exchange options	(1.1)	—	(0.9)	—

Total	$(43.9)	$(6.7)	$(12.6)	$(67.1)

The following gross realized gains / (losses) from derivative instruments were reclassified from other comprehensive income on our consolidated balance sheet to cost of products sold on our consolidated statement of earnings (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$6.4	$(22.6)	$10.7	$(42.0)
Foreign exchange options	0.3	—	0.9	—

Total	$6.7	$(22.6)	$11.6	$(42.0)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings under SFAS No. 52, “Foreign Currency Translation” (SFAS No. 52) are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $900 million to $1,100 million per quarter.

The following losses from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$(5.9)	$(0.1)	$(3.3)	$(3.0)

Total	$(5.9)	$(0.1)	$(3.3)	$(3.0)

This impact does not include any offsetting gains/losses recognized in earnings under SFAS No. 52.

9.	Income Taxes

Our U.S. federal returns for years 2003 through 2007 are under examination by the Internal Revenue Service (IRS). Certain issues in the audit covering 2003 and 2004 have been disputed and are currently being evaluated by the IRS Appeals Office. Although ultimate resolution could take several years, we do not anticipate the conclusion of the audit will result in any significant impact on our results of operations, financial position or cash flows.

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

The components of net pension expense for the three and six month periods ended June 30, 2009 and 2008, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$5.9	$6.3	$12.8	$12.6
Interest cost	3.7	4.4	8.6	9.0
Expected return on plan assets	(5.3)	(5.6)	(12.2)	(11.6)
Amortization of unrecognized prior service cost and actuarial loss	1.3	0.8	3.0	1.5
Curtailment	0.4	—	0.4	—
Settlement	—	2.6	—	2.6

Net periodic benefit cost	$6.0	$8.5	$12.6	$14.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We contributed approximately $40 million during the six month period ended June 30, 2009 to our U.S. and Puerto Rico defined benefit plans and do not expect to make any additional contributions to these plans during the remainder of 2009. We contributed approximately $6 million to our foreign-based defined benefit plans in the six month period ended June 30, 2009 and expect to contribute an additional $8 million to these foreign-based plans during the remainder of 2009.

During the three month period ended June 30, 2009, we amended the postretirement healthcare benefit plans for certain U.S. and Puerto Rico employees. Participants in the plan between the ages of 55 and 65 that were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plan, no benefits will be paid after January 1, 2010. Additionally, we funded approximately $7 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions under SFAS No. 88, “Employers’ Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Terminated Benefits.”

The components of net periodic benefit expense for the three and six month periods ended June 30, 2009 and 2008, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Service cost	$0.4	$0.4	$0.8	$0.8
Interest cost	0.7	0.6	1.3	1.2
Amortization of unrecognized prior service cost	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of unrecognized actuarial loss	0.1	0.1	0.3	0.2
Settlement	3.2	—	3.2	—
Curtailment	(35.3)	—	(35.3)	—

Net periodic benefit cost	$(31.0)	$1.0	$(29.9)	$2.0

11.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Weighted average shares outstanding for basic net earnings per share	214.7	228.4	218.1	230.5
Effect of dilutive stock options and other equity awards	0.8	1.1	0.7	1.2

Weighted average shares outstanding for diluted net earnings per share	215.5	229.5	218.8	231.7

During the three and six month periods ended June 30, 2009, an average of 14.0 million options and 15.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June, 2008, an average of 9.6 million options and 9.2 million options, respectively, were not included.

In the three month period ended June 30, 2009, we repurchased approximately 0.8 million shares of our common stock at an average price of $45.24 per share for a total cash outlay of $36.4 million, including

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commissions. In the six month period ended June 30, 2009, we repurchased approximately 9.4 million shares of our common stock at an average price of $35.82 per share for a total cash outlay of $337.8 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which expires December 31, 2009. Approximately $796.7 million remains authorized under this plan.

12.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these other healthcare related services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, acquisition, integration, realignment and other, net curtailment and settlement, inventory step-up and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Americas	$589.6	$594.5	$296.0	$310.8
Europe	280.4	325.8	108.2	127.0
Asia Pacific	149.9	159.2	69.7	69.8

Total	$1,019.9	$1,079.5

Share-based compensation			(21.5)	(24.5)
Inventory step-up			(2.8)	(1.5)
Acquisition, integration, realignment and other			(36.5)	(12.5)
Net curtailment and settlement			32.1	—
Global operations and corporate functions			(148.7)	(160.7)

Operating profit			$296.5	$308.4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Americas	$1,184.2	$1,201.6	$585.7	$623.8
Europe	545.5	631.3	225.1	255.3
Asia Pacific	282.8	305.8	119.5	135.1

Total	$2,012.5	$2,138.7

Share-based compensation			(38.6)	(39.4)
Inventory step-up			(7.0)	(1.8)
Acquisition, integration, realignment and other			(43.5)	(19.8)
Net curtailment and settlement			32.1	—
Global operations and corporate functions			(297.0)	(313.2)

Operating profit			$576.3	$640.0

Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation. Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Reconstructive implants	$780.0	$841.1	$1,541.6	$1,656.6
Dental	52.7	63.3	100.1	119.1
Trauma	56.7	54.9	113.6	110.6
Spine	64.2	54.3	128.8	108.3
OSP and other	66.3	65.9	128.4	144.1

Total	$1,019.9	$1,079.5	$2,012.5	$2,138.7

13.	Commitments and Contingencies

Intellectual Property and Product Liability-Related Litigation

In July 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we have settled. There are a number of claims still pending and we expect additional claims will be submitted. We recorded a provision of $69.0 million in 2008, representing management’s estimate of these Durom Cup-related claims. The current reserve is $49.9 million. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

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

In addition to certain claims related to the Durom Cup within the parameters discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related fees and claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities from these cases in excess of those recorded, if any, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Government Investigations

In September 2007, we and other orthopaedic companies settled a U.S. government investigation pertaining to consulting contracts, professional service agreements and other agreements by which remuneration is provided to orthopaedic surgeons. As part of the settlement, we entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). Under the CIA, which has a term expiring in 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in the CIA. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

In November 2007, we received a civil investigative demand from the Massachusetts Attorney General’s office seeking additional information regarding our financial relationships with a number of Massachusetts healthcare providers. We received a similar inquiry from the Oregon Attorney General’s office in October 2008. We are cooperating fully with the investigators with regard to these matters.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleges that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and problems relating to the Durom Cup. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleges the same claims and relates to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. The motion to dismiss is pending with the court. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

On August 15, 2008, a shareholder derivative action, Hays v. Dvorak et al., was filed in the U.S. District Court for the Southern District of Indiana. The plaintiff seeks to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on substantially the same factual allegations as the putative federal securities class action referenced above brought by the Plumbers and Pipefitters Local Union 719 Pension Fund. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. On June 9, 2009, the plaintiff requested an extension of time to file an amended complaint until September 8, 2009. The court has not ruled on that request. The defendants will respond to an amended complaint when one is filed.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (“plans”) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. The motion to dismiss is pending with the court. On June 12, 2009, the U.S. Judicial Panel on Multidistrict Litigation entered an order transferring the Dewald case to the U.S. District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings with the Plumbers & Pipefitters Local Union 719 Pension Fund case and the Hays case referenced above. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

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

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation. Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2009 and our expected results for the remainder of 2009.

Demand (Volume and Mix) Trends

Volume and mix of products were flat during the three month period ended June 30, 2009, compared to 5 percent of sales growth in the same 2008 period. The sales growth rate declined from the 2008 period due to lower volume as a result of a weaker global economy and the ongoing effects of the disruptive factors experienced during 2008 as discussed below.

We believe the market for orthopaedic procedure volume temporarily decelerated from mid single digit growth rates to low single digit growth rates on a global basis due to the weakened global economy. We believe long-term market growth rates will be driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Prolong® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, knee revision products, porous hip stems and the introduction of gender-based devices continues to positively affect sales growth.

Pricing Trends

Global selling prices decreased 1 percent for the three month period ended June 30, 2009, compared to flat pricing in the same 2008 period. Selling prices in the Americas decreased 1 percent during the three month period ended June 30, 2009, compared to a 1 percent increase in the same 2008 period. In Europe, selling prices for the three month period ended June 30, 2009 were flat, which is similar to the same 2008 period. Asia Pacific selling prices decreased 1 percent for the three month period ended June 30, 2009, compared to a 3 percent decrease in the same 2008 period, as we anniversaried out of scheduled reductions in reimbursement prices in Japan during the quarter. Japan currently represents approximately 8 percent of our sales. With the effect of governmental healthcare cost containment efforts and continuing pressure from local hospitals and health systems, we expect selling prices will be down approximately 1 percent on a global basis for 2009.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2009, foreign currency exchange rates resulted in a 5 percent decline in sales. We estimate that an overall stronger U.S. Dollar versus foreign currency exchange rates will have a negative effect of approximately 3 percent on sales for the year ending December 31, 2009. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Disruptive Events

We believe that we have suffered customer losses as a result of disruptive factors experienced during 2008, including our temporary suspension of U.S. marketing and distribution of the Durom Cup, our voluntary recall and suspension of production of certain OSP patient care products and the implementation of our enhanced global compliance initiatives. We estimated that these customer losses reduced our global knee market share by approximately 1.5 percent and hip market share by approximately 2.0 percent on a cumulative basis through the end of 2008. We believe these share losses have stabilized during the first half of 2009 and expect this stabilization to continue as we anniversary out of the majority of the 2008 customer and product-related losses and as we launch new products in sufficient quantities to recover some of the product-related losses. However, we expect our sales growth will continue to be at a rate slower than the market in the near term due to these disruptive factors.

Global Economic Conditions

We believe conditions in the broader economy have resulted in a temporary slowdown in elective hospital procedures. Although many of our products are used in elective procedures, we believe our core knee and hip franchises remain more insulated than many medical product categories from swings in the broader economy because the need for these procedures does not diminish, even if the timing is affected. In particular, our dental revenues have experienced pressure due to the weak economic environment as many of those procedures are not reimbursed by third-party payors.

Second Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2009	2008	% (Dec)	Mix	Price	Exchange

Americas	$589.6	$594.5	(1)%	1%	(1)%	(1)%
Europe	280.4	325.8	(14)	(1)	—	(13)
Asia Pacific	149.9	159.2	(6)	(1)	(1)	(4)

	$1,019.9	$1,079.5	(6)	—	(1)	(5)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	June 30,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$438.2	$467.3	(6)%	—%	(1)%	(5)%
Hips	308.1	342.7	(10)	(3)	(1)	(6)
Extremities	33.7	31.1	8	13	—	(5)

Total	780.0	841.1	(7)	(1)	(1)	(5)

Dental	52.7	63.3	(17)	(12)	—	(5)
Trauma	56.7	54.9	3	5	2	(4)
Spine	64.2	54.3	18	20	3	(5)
OSP and other	66.3	65.9	1	3	—	(2)

Total	$1,019.9	$1,079.5	(6)	—	(1)	(5)

The NexGen® Complete Knee Solution product line, including Gender SolutionsTM Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Gender Solutions Natural-Knee Flex System made a strong contribution.

The continued conversion to porous stems, including the Zimmer® M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made strong contributions. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. announced in the second half of 2008 negatively impacted hip sales growth. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance initiatives and overall weakness in the global economy. Zimmer Periarticular Locking Plates and the I.T.S.T. TM Intertrochanteric/Subtrochanteric Fixation System led trauma sales. In the fourth quarter of 2008, we acquired Abbott Spine. As a result of the acquisition, spine sales have increased but reflect sales dis-synergies associated with the integration of the business. OSP sales were led by PALACOS®1 Bone Cement.

1 Trademark of Heraeus Kulzer GmbH

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$271.7	$279.9	(3)%
Hips	143.3	149.1	(4)
Extremities	25.8	21.7	19

Total	440.8	450.7	(2)

Dental	26.0	29.3	(11)
Trauma	31.2	30.9	1
Spine	48.5	42.2	15
OSP and other	43.1	41.4	4

Total	$589.6	$594.5	(1)

The NexGen Complete Knee Solution product line, including the Gender Solutions Knee Femoral Implants, NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales. The Gender Solutions Natural-Knee Flex System also made a strong contribution.

Porous stems, including the Zimmer M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, led hip stem sales. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made a strong contribution. As noted above, the temporary suspension of marketing and distribution of the Durom Cup in the U.S. has continued to negatively impact hip sales and the adoption of hip resurfacing in the U.S. market will continue to adversely affect our hip sales growth.

As a result of the ongoing effects of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

The Bigliani/Flatow Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance initiatives and overall weakness in the U.S. economy. Zimmer Periarticular Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were led by PALACOS Bone Cement.

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$108.0	$125.1	(14)%
Hips	111.5	137.7	(19)
Extremities	6.0	7.4	(19)

Total	225.5	270.2	(16)

Dental	20.4	24.4	(17)
Trauma	12.7	12.7	—
Spine	12.0	9.6	25
OSP and other	9.8	8.9	9

Total	$280.4	$325.8	(14)

Changes in foreign exchange rates negatively affected both knee and hip sales by 13 percent. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales in our Europe region.

Porous stems, including the CLS Spotorno Stem and Alloclassic Zweymüller Stem, led hip stem sales. Longevity Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit® Hip Acetabular System also contributed to hip sales.

As a result of the ongoing effect of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

The Anatomical Shoulder System and the Coonrad/Morrey Total Elbow led extremities sales. The Tapered Screw-Vent Implant System led dental sales. The Cable-Ready® Cable Grip System and the NCB Plating System led trauma sales. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. Patient care products led OSP sales.

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Three Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$58.5	$62.3	(6)%
Hips	53.3	55.9	(4)
Extremities	1.9	2.0	(7)

Total	113.7	120.2	(5)

Dental	6.3	9.6	(34)
Trauma	12.8	11.3	13
Spine	3.7	2.5	51
OSP and other	13.4	15.6	(13)

Total	$149.9	$159.2	(6)

Changes in foreign exchange rates negatively affected knee and hip sales by 6 percent and 2 percent, respectively. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant also made a strong contribution to knee sales for the period.

Porous stems, including the Fiber Metal Taper Stem from the VerSys® Hip System and the Alloclassic Zweymüller Hip System, drove hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also contributed to hip sales.

As a result of the ongoing effects of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

The Bigliani/Flatow Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. Negative sales growth for our dental business reflects an overall weakness in the global economy. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were negatively affected by the loss of certain distribution agreements related to various products in the region.

Gross Profit

Gross profit as a percentage of net sales was 76.8 percent in the three month period ended June 30, 2009, compared to 75.7 percent in the same 2008 period. The primary contributor to the increase in gross profit margin was foreign currency hedge gains recognized in 2009 compared to hedge losses recognized in the 2008 period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings. These hedge gains were partially offset by an increase in excess inventory and obsolescence charges due to increased inventory levels as well as increased inventory step-up as a result of the Abbott Spine acquisition.

Operating Expenses

Research and Development, or R&D, as a percentage of net sales was 4.9 percent for the three month period ended June 30, 2009, compared to 4.5 percent in the same 2008 period. R&D expense increased to $49.9 million for the three month period ended June 30, 2009, from $48.3 million in the same 2008 period, reflecting increased spending on certain development, clinical and external research activities compared to the delay in activities experienced in 2008 as we implemented our enhanced compliance program. We expect R&D spending in 2009 to return to our historical average of 5-6 percent of sales.

Selling, general and administrative, or SG&A, as a percentage of net sales was 42.4 percent for the three month period ended June 30, 2009, compared to 41.5 percent in the same 2008 period. SG&A expense decreased to $432.3 million for the three month period ended June 30, 2009, from $448.0 million in the same 2008 period. SG&A expense for the 2008 period included approximately $20 million of costs such as monitor fees and consulting and legal fees associated with the global roll-out of our enhanced compliance program. In this challenging economic environment, we are carefully managing our SG&A spend, reducing expenses in certain areas in order to fund growth and productivity initiatives. Areas of investment include marketing and promotion and medical education and training. The acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets. Additionally, SG&A as a percent of sales is negatively impacted by the significant decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue, which has caused SG&A as a percent of sales to increase.

Acquisition, integration, realignment and other expenses for the three month period ended June 30, 2009 were $36.5 million, compared to $12.5 million in the same 2008 period. During the 2009 period, we initiated a workforce realignment, which included the elimination of positions in some areas and planned increases in others, to balance the requirements necessary to support long-term growth. As a result of this realignment, we incurred approximately $16.6 million of severance and termination-related expenses. Other items contributing to the increase include $6.9 million of expenses related to contract termination costs, $4.8 million of certain litigation matters that were recognized during the period and various costs incurred to integrate the Abbott Spine business acquired in the fourth quarter of 2008.

We recognized a net curtailment and settlement gain of $32.1 million during the three month period ended June 30, 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans. For more information regarding the net curtailment and settlement gain, see Note 10 to the consolidated financial statements.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the three month period ended June 30, 2009 decreased 4 percent to $296.5 million, from $308.4 million in the same 2008 period. The decrease in operating profit is due primarily to lower reported revenues.

Interest and other expense, net for the three month period ended June 30, 2009, increased to $4.0 million, compared to income of $6.8 million in the same 2008 period. Interest and other income in the 2008 period reflects a realized gain of $8.7 million related to the sale of certain marketable securities. Excluding the effect of this gain in 2008, interest expense increased in the 2009 period as the result of increased long-term debt used to partially fund the Abbott Spine acquisition and share repurchases.

The effective tax rate on earnings before income taxes increased to 28.2 percent for the three month period ended June 30, 2009, from 27.8 percent in the same 2008 period. The effective tax rate for the 2008 period was impacted by the favorable resolution of certain tax positions.

Net earnings decreased 7 percent to $210.1 million for the three month period ended June 30, 2009, compared to $227.1 million in the same 2008 period. Basic and diluted earnings per share both decreased 1 percent to $0.98, from $0.99 in the same 2008 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2009 and 2008 share repurchases.

Six Month Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Six Months
	Ended
	June 30,			Volume/		Foreign
	2009	2008	% (Dec)	Mix	Price	Exchange

Americas	$1,184.2	$1,201.6	(1)%	—%	(1)%	—%
Europe	545.5	631.3	(14)	—	—	(14)
Asia Pacific	282.8	305.8	(8)	(2)	(2)	(4)

	$2,012.5	$2,138.7	(6)	—	(1)	(5)

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Six Months Ended June 30,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$867.2	$920.8	(6)%	—%	(1)%	(5)%
Hips	607.7	672.9	(10)	(3)	(1)	(6)
Extremities	66.7	62.9	6	10	—	(4)

Total	1,541.6	1,656.6	(7)	(1)	(1)	(5)

Dental	100.1	119.1	(16)	(12)	1	(5)
Trauma	113.6	110.6	3	5	1	(3)
Spine	128.8	108.3	19	20	3	(4)
OSP and other	128.4	144.1	(11)	(9)	—	(2)

Total	$2,012.5	$2,138.7	(6)	—	(1)	(5)

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Gender Solutions Natural-Knee Flex System made a strong contribution.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System, and the Alloclassic Zweymüller Hip Stem, led hip stem sales. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made strong contributions. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. announced in the second half of 2008 negatively impacted hip sales growth. Additionally, with the lack of a hip resurfacing product within our U.S. hip portfolio, we face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market.

The Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Negative sales growth for our dental business reflects disruptions caused by the implementation of our enhanced compliance initiatives and overall weakness in the global economy. Zimmer Periarticular Locking Plates and the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System led trauma sales. In the fourth quarter of 2008, we acquired Abbott Spine. As a result of the acquisition, spine sales have increased but reflect sales dis-synergies associated with the integration of the business. OSP sales in the first quarter of 2009 were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors were partially offset by strong growth in PALACOS Bone Cement.

Americas Net Sales

The following table presents Americas net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$547.8	$560.0	(2)%
Hips	284.9	297.7	(4)
Extremities	51.4	45.0	14

Total	884.1	902.7	(2)

Dental	52.1	59.2	(12)
Trauma	63.6	64.3	(1)
Spine	100.0	84.6	18
OSP and other	84.4	90.8	(7)

Total	$1,184.2	$1,201.6	(1)

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

As a result of the ongoing effects of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

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

Europe Net Sales

The following table presents Europe net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$213.0	$245.2	(13)%
Hips	219.4	265.9	(17)
Extremities	11.7	14.1	(18)

Total	444.1	525.2	(15)

Dental	37.1	43.4	(15)
Trauma	23.3	23.2	1
Spine	22.5	19.3	17
OSP and other	18.5	20.2	(9)

Total	$545.5	$631.3	(14)

Changes in foreign exchange rates negatively affected knee and hip sales by 14 percent and 12 percent, respectively. The NexGen Complete Knee Solution product line, including the NexGen LPS-Flex Knee, the NexGen LCCK Revision Knee and the NexGen CR-Flex Knee, led knee sales in our Europe region.

Porous stems, including the CLS Spotorno Stem and Alloclassic Zweymüller Stem, led hip stem sales. Longevity Highly Crosslinked Polyethylene Liners, Trabecular Metal Acetabular Cups and the Allofit Hip Acetabular System also contributed to hip sales.

As a result of the ongoing effect of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

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

Asia Pacific Net Sales

The following table presents Asia Pacific net sales (dollars in millions):

	Six Months
	Ended
	June 30,
	2009	2008	% Inc (Dec)

Reconstructive
Knees	$106.4	$115.6	(8)%
Hips	103.4	109.3	(5)
Extremities	3.6	3.8	(5)

Total	213.4	228.7	(7)

Dental	10.9	16.5	(34)
Trauma	26.7	23.1	15
Spine	6.3	4.4	44
OSP and other	25.5	33.1	(23)

Total	$282.8	$305.8	(8)

Changes in foreign exchange rates negatively affected knee sales by 7 percent and had a minimal impact on hip sales. Reported decreases in average selling prices negatively affected knee sales by 4 percent and hip sales by 2 percent. The NexGen Complete Knee Solution product line, the NexGen CR-Flex Knee and the NexGen LPS-Flex Knee led knee sales. The Gender Solutions Knee Femoral Implant also made strong contributions to knee sales for the period.

Porous stems, including the Fiber Metal Taper Stem from the VerSys Hip System and the Alloclassic Zweymüller Hip System, drove hip stem sales. Sales of Longevity Highly Crosslinked Polyethylene Liners, the Trilogy Acetabular System and Trabecular Metal Acetabular Cups also contributed to hip sales.

As a result of the ongoing effects of the disruptive events discussed above, we suffered customer losses. These customer losses negatively impacted sales growth, primarily in the knee and hip product categories. However, we believe these losses stabilized during the first half of 2009.

The Bigliani/Flatow Shoulder Solution and the Coonrad/Morrey Total Elbow led extremities sales. Negative sales growth for our dental business reflects an overall weakness in the global economy. The Tapered Screw-Vent Implant System led dental sales. Trauma sales were led by the I.T.S.T. Intertrochanteric/Subtrochanteric Fixation System. Spine sales increased as a result of the Abbott Spine acquisition completed in the fourth quarter of 2008. OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products and the loss of certain distribution agreements related to various products in the region.

Gross Profit

Gross profit as a percentage of net sales was 76.8 percent in the six month period ended June 30, 2009, compared to 75.8 percent in the same 2008 period. The primary contributor to the increase in gross profit margin was foreign currency hedge gains recognized in 2009 compared to hedge losses recognized in the 2008 period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings. These hedge gains were partially offset by an increase in excess inventory and obsolescence charges due to increased inventory levels and certain product-specific matters as well as increased inventory step-up as a result of the Abbott Spine acquisition.

Operating Expenses

R&D, as a percentage of net sales, was 5.1 percent for the six month period ended June 30, 2009, compared to 4.5 percent in the same 2008 period. R&D expense increased to $101.7 million for the six month period ended June 30, 2009, from $96.1 million in the same 2008 period, reflecting increased spending on certain development, clinical and external research activities compared to the delay in activities experienced in 2008 as we implemented our enhanced compliance program. We expect to maintain R&D spending in 2009 at our historical average of 5-6 percent of sales.

SG&A, as a percentage of net sales, was 42.5 percent for the six month period ended June 30, 2009, compared to 40.5 percent in the same 2008 period. SG&A expense decreased to $856.0 million for the six month period ended June 30, 2009, from $865.8 million in the same 2008 period. SG&A expense for the 2008 period included approximately $30 million of costs such as monitor fees and consulting and legal fees associated with the global roll-out of our enhanced compliance program. In this challenging economic environment, we are carefully managing our SG&A spend, reducing expenses in certain areas in order to fund growth and productivity initiatives. Areas of investment include marketing and promotion and medical education and training. The acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets. Additionally, SG&A as a percent of sales is negatively impacted by the significant decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue, which has caused SG&A as a percent of sales to increase.

Acquisition, integration, realignment and other expenses for the six month period ended June 30, 2009 were $43.5 million, compared to $19.8 million in the same 2008 period. During the 2009 period, we initiated a workforce realignment, which included the elimination of positions in some areas and planned increases in others, to balance the requirements necessary to support long-term growth. As a result of this realignment, we incurred approximately $16.6 million of severance and termination-related expenses. Other items contributing to the increase include $7.9 million of expenses related to contract termination costs, $4.8 million of certain litigation matters that were recognized during the period and various costs incurred to integrate the Abbott Spine business acquired in the fourth quarter of 2008.

We recognized a net curtailment and settlement gain of $32.1 million during the six month period ended June 30, 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans. For more information regarding the net curtailment and settlement gain, see Note 10 to the consolidated financial statements.

Operating Profit, Income Taxes and Net Earnings

Operating profit for the six month period ended June 30, 2009 decreased 10 percent to $576.3 million, from $640.0 million in the same 2008 period. The decrease in operating profit is due primarily to lower reported revenues.

Interest and other expense, net for the six month period ended June 30, 2009, increased to $7.7 million, compared to income of $7.8 million in the same 2008 period. Interest and other income in the 2008 period reflects a realized gain of $8.7 million related to the sale of certain marketable securities. Excluding the effect of this gain in 2008, interest expense increased in the 2009 period as the result of increased long-term debt used to partially fund the Abbott Spine acquisition and share repurchases.

The effective tax rate on earnings before income taxes decreased to 27.5 percent for the six month period ended June 30, 2009, from 27.9 percent in the same 2008 period. This decrease is due primarily to increased U.S. tax incentives as well as increased profits in lower tax jurisdictions.

Net earnings decreased 12 percent to $412.3 million for the six month period ended June 30, 2009, compared to $466.4 million in the same 2008 period. Basic earnings per share decreased 6 percent to $1.89, from $2.02 in the same 2008 period. Diluted earnings per share decreased 6 percent to $1.88, from $2.01 in the same 2008 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2009 and 2008 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $379.7 million for the six month period ended June 30, 2009, compared to $523.3 million in the same 2008 period. The principal source of cash was net earnings of $412.3 million. Non-cash items included in net earnings accounted for another $176.4 million of operating cash. All other items of operating cash flows reflect a use of $209.0 million of cash. The continued resolution of outstanding payments to healthcare professionals and institutions resulted in increased cash outflows during the 2009 period compared to a delay in payments during the 2008 period as we implemented our enhanced global compliance program. The resolution of these outstanding payments, along with a change in the timing of employee bonus payments compared to the 2008 period, contributed to a decrease in accrued expenses for the six month period ended June 30, 2009.

At June 30, 2009, we had 63 days of sales outstanding in trade accounts receivable, an increase of 2 days and 4 days compared to March 31, 2009 and the same 2008 period, respectively. At June 30, 2009, we had 375 days of inventory on hand, an increase of 2 days compared to March 31, 2009. Over the past two years we have made significant investments in inventory, including investments in response to growing demand for systems that provide more versatility and better fit for patients. This trend has and will continue to put pressure on inventory days. We intend to rationalize the investment over time through reductions in field-based consignments and through the use of new inventory management tools to speed returns and redeployments. The continued build out of pipeline inventory for planned product launches will partially offset these reductions in field consignments.

Cash flows used in investing activities were $174.3 million for the six month period ended June 30, 2009, compared to $236.5 million used in investing in the same 2008 period. Additions to instruments decreased during the six month period ended June 30, 2009 compared to the 2008 period as year-over-year spending on instruments is expected to decrease compared to the significant investments made in 2008. Spending on other property, plant and equipment decreased to $54.7 million during the six month period ended June 30, 2009 compared to $121.5 million in the same 2008 period. We expect decreased spending on property, plant and equipment compared to 2008 levels, as certain planned infrastructure initiatives from 2008 are completed. Acquired intellectual property rights of $25.9 million relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. Investments in other assets primarily relates to payments to acquire certain foreign-based distributors.

Cash flows used in financing activities were $142.0 million for the six month period ended June 30, 2009, compared to $369.0 million used in financing activities in the same 2008 period. Our borrowings from our credit facilities increased $200.0 million during the six month period ended June 30, 2009 to repurchase shares of our common stock. For the six months ended June 30, 2009, we purchased 9.4 million common shares for a total of $337.8 million, including commissions, under our stock repurchase program authorized by our Board of Directors, compared to $640.2 million in the same 2008 period. Proceeds from our stock compensation plans have decreased in the six month period ended June 30, 2009, compared to the same 2008 period, due to a decrease in employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $653.5 million outstanding under the Senior Credit Facility at June 30, 2009, and, therefore, our available borrowings were $696.5 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly-owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2009. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc. Notwithstanding recent interruptions in global credit markets, as of the date of this report, we believe our access to our Senior Credit Facility has not been impaired.

We also have available uncommitted credit facilities totaling $106.4 million.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168), which is effective for interim and annual periods ending after September 15, 2009. SFAS No. 168 defines a new hierarchy for U.S. GAAP and establishes the

FASB Accounting Standards Codification as the sole source for authoritative guidance to be applied by nongovernmental entities. SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008. The adoption of SFAS No. 168 will change the manner in which U.S. GAAP guidance is referenced, but will not have any impact on our financial position or results of operations.

Critical Accounting Policies

There were no changes in the six month period ended June 30, 2009 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide,” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	healthcare reform measures in the U.S. and elsewhere, reductions in reimbursement levels by third-party payors and cost containment efforts of government programs and healthcare purchasing organizations;

•	the costs of defending or resolving putative class action litigation and lawsuits, investigations or other proceedings resulting from our September 2007 settlement with the U.S. government and other matters;

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the September 2007 settlement;

•	the impact of our enhanced healthcare compliance global initiatives and business practices on our relationships with customers and consultants, our market share and our overall financial performance;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	Tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of temporarily suspending U.S. marketing and distribution of the Durom Cup on our revenues, our customer relationships, our entry into the U.S. hip resurfacing market and product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following risk factor should be added under “RISKS RELATED TO OUR INDUSTRY”:

The impact of healthcare reform in the U.S. on us is uncertain.

There is increasing emphasis within the federal government to reform healthcare in the U.S. Although various proposals have received support in the House of Representatives or Senate committees, there still is no consensus on key issues such as whether there will be an employer mandate for healthcare insurance or a public healthcare insurance program and how to pay for increased costs. To the extent that the number of uninsured or underinsured patients is reduced, demand for our products could increase. However, efforts to contain healthcare costs, directly through pricing or reimbursement controls or indirectly by government-sponsored healthcare insurance, could have a material adverse effect on our sales and results of operations. Accordingly, the impact of healthcare reform on the medical device industry in general or us in particular remains uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2009:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2009	—	$—	38,685,867	$833,148,263
May 2009	805,000	45.24	39,490,867	796,726,122
June 2009	—	—	39,490,867	796,726,122

Total	805,000	$45.24	39,490,867	$796,726,122

*	Includes repurchases made under expired programs as well as the program announced in April 2008 authorizing $1.25 billion of repurchases through December 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 4, 2009, we held our annual meeting of stockholders. The independent inspector of election for the meeting has certified that our stockholders took the following actions:

•	Our stockholders elected Betsy J. Bernard, Marc N. Casper, David C. Dvorak, Robert A. Hagemann, Arthur J. Higgins, Cecil B. Pickett, Ph.D. and Augustus A. White, III, M.D., Ph.D. as directors to serve a one-year term ending at the 2010 annual meeting of stockholders and until their successors are duly elected and qualified. The votes cast with respect to each nominee are set forth below:

	Number of Votes	Number of Votes	Number of
Zimmer Holdings, Inc. Nominee	FOR	AGAINST	ABSTENTIONS

Betsy J. Bernard	178,310,546	4,155,903	563,260
Marc N. Casper	178,613,124	3,846,172	570,413
David C. Dvorak	174,735,034	7,734,650	560,025
Robert A. Hagemann	174,562,597	7,893,801	573,311
Arthur J. Higgins	172,948,898	9,516,303	564,508
Cecil B. Pickett, Ph.D.	172,936,497	9,526,287	566,925
Augustus A. White, III, M.D., Ph.D.	174,734,714	7,717,031	577,964

In addition, the terms of office of the following directors continued after the meeting: Larry C. Glasscock and John L. McGoldrick.

•	Our stockholders ratified the selection of PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm for 2009, with 180,612,173 votes for, 2,081,276 votes against and 336,260 abstentions.

•	Our stockholders approved the Zimmer Holdings, Inc. 2009 Stock Incentive Plan, with 128,344,984 votes for, 22,648,441 votes against, 486,199 abstentions and 31,550,085 broker non-votes.

•	Our stockholders approved an extension of the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, with 131,595,317 votes for, 19,232,257 votes against, 652,050 abstentions and 31,550,085 broker non-votes.

•	Our stockholders approved an extension of the Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, with 137,726,155 votes for, 13,182,491 votes against, 570,978 abstentions and 31,550,085 broker non-votes.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PwC, to perform certain non-audit services related to certain accounting and tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	*	Form of Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with U.S.-Based Executive Officers
10.2	*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10.3	*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10.4	*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	**	The following materials from Zimmer Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Income, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement

**	To be filed within 30 days following this filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 7, 2009

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: August 7, 2009