Form 10-Q/A
period 2009-06-30
ZIMMER HOLDINGS INC
filed 2009-08-17
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on August 7, 2009, is to furnish Exhibit 101 as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Earnings, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1*	(1)	Form of Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with U.S.-Based Executive Officers
10.2*	(1)	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10.3*	(1)	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10.4*	(1)	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
31.1	(1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(1)	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	(2)	The following materials from Zimmer Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Earnings, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement

(1)	Filed or furnished with Form 10-Q on August 7, 2009

(2)	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 17, 2009

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: August 17, 2009

4