Form 10-Q
period 2009-09-30
ZIMMER HOLDINGS INC
filed 2009-11-04
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 20, 2009, 212,979,017 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2009

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net Sales	$975.6	$952.2	$2,988.1	$3,090.9
Cost of products sold	249.3	237.2	716.4	754.2

Gross Profit	726.3	715.0	2,271.7	2,336.7

Research and development	52.1	47.9	153.8	144.0
Selling, general and administrative	413.0	403.7	1,269.0	1,269.5
Certain claims (Note 14)	35.0	47.5	35.0	47.5
Acquisition, integration, realignment and other (Note 2)	22.2	5.6	65.7	25.4
Net curtailment and settlement (Note 11)	—	—	(32.1)	—

Operating expenses	522.3	504.7	1,491.4	1,486.4

Operating Profit	204.0	210.3	780.3	850.3
Interest and other income (expense), net	(4.2)	28.2	(11.9)	36.0

Earnings before income taxes	199.8	238.5	768.4	886.3
Provision for income taxes	49.9	23.5	206.2	204.4

Net earnings	149.9	215.0	562.2	681.9
Less: Net earnings attributable to noncontrolling interest	—	(0.3)	—	(0.8)

Net Earnings of Zimmer Holdings, Inc.	$149.9	$214.7	$562.2	$681.1

Earnings Per Common Share
Basic	$0.70	$0.96	$2.60	$2.98
Diluted	$0.70	$0.95	$2.59	$2.97
Weighted Average Common Shares Outstanding
Basic	213.6	224.7	216.6	228.5
Diluted	214.5	225.6	217.4	229.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts, unaudited)

	September 30 ,	December 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$439.7	$212.6
Restricted cash	2.8	2.7
Accounts receivable, less allowance for doubtful accounts	743.2	732.8
Inventories, net	972.1	928.3
Prepaid expenses and other current assets	65.5	103.9
Deferred income taxes	225.5	198.3

Total current assets	2,448.8	2,178.6
Property, plant and equipment, net	1,239.7	1,264.1
Goodwill	2,883.2	2,774.8
Intangible assets, net	873.9	872.1
Other assets	202.5	149.4

Total Assets	$7,648.1	$7,239.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$121.0	$186.4
Income taxes payable	15.6	6.6
Other current liabilities	540.1	578.1

Total current liabilities	676.7	771.1
Other long-term liabilities	392.5	353.9
Long-term debt	600.2	460.1

Total Liabilities	1,669.4	1,585.1

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 253.9 million shares issued in 2009 (253.7 million in 2008)	2.5	2.5
Paid-in capital	3,197.9	3,138.5
Retained earnings	4,947.7	4,385.5
Accumulated other comprehensive income	351.2	240.0
Treasury stock, 40.9 million shares in 2009 (30.1 million in 2008)	(2,520.6)	(2,116.2)

Total Zimmer Holdings, Inc. stockholders’ equity	5,978.7	5,650.3
Noncontrolling interest	—	3.6

Total Stockholders’ Equity	5,978.7	5,653.9

Total Liabilities and Stockholders’ Equity	$7,648.1	$7,239.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, unaudited)

	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity

Balance January 1, 2009	253.7	$2.5	$3,138.5	$4,385.5	$240.0	(30.1)	$(2,116.2)	$3.6	$5,653.9
Net earnings	—	—	—	562.2	—	—	—	—	562.2
Other comprehensive income	—	—	—	—	111.2	—	—	—	111.2
Purchase of noncontrolling interest	—	—	(5.0)	—	—	—	—	(3.6)	(8.6)
Stock compensation plans, including tax benefits	0.2	—	64.4	—	—	—	—	—	64.4
Share repurchases	—	—	—	—	—	(10.8)	(404.4)	—	(404.4)

Balance September 30, 2009	253.9	$2.5	$3,197.9	$4,947.7	$351.2	(40.9)	$(2,520.6)	$—	$5,978.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Nine Months Ended September 30,
	2009	2008

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$562.2	$681.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	249.6	196.0
Net curtailment and settlement	(32.1)	—
Gain on sale of investments	—	(38.8)
Share-based compensation	57.7	50.4
Inventory step-up	9.9	3.2
Income tax benefit from stock option exercises	0.7	10.6
Excess income tax benefit from stock option exercises	(0.1)	(6.5)
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(4.9)	(66.2)
Receivables	10.9	(11.9)
Inventories	(22.3)	(106.5)
Accounts payable and accrued expenses	(133.6)	141.3
Other assets and liabilities	34.0	(21.5)

Net cash provided by operating activities	732.0	831.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(102.7)	(186.5)
Additions to other property, plant and equipment	(76.8)	(189.2)
Proceeds from sale of investments	—	54.9
Acquisition of intellectual property rights	(32.9)	—
Investments in other assets	(35.5)	(18.6)

Net cash used in investing activities	(247.9)	(339.4)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	141.0	220.0
Proceeds from employee stock compensation plans	7.6	54.2
Excess income tax benefit from stock option exercises	0.1	6.5
Repurchase of common stock	(404.4)	(688.9)
Acquisition of noncontrolling interest	(8.6)	—

Net cash used in financing activities	(264.3)	(408.2)

Effect of exchange rates on cash and cash equivalents	7.3	(5.1)

Increase in cash and cash equivalents	227.1	78.5
Cash and cash equivalents, beginning of year	212.6	463.9

Cash and cash equivalents, end of period	$439.7	$542.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2008 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2008 condensed balance sheet data was derived from audited financial statements (other than as it relates to the adjustments for the adoption of the Financial Accounting Standards Board’s (FASB) new guidance related to noncontrolling interests as described below), but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three and nine month periods ended September 30, 2008 have been reclassified to conform to the current year presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Noncontrolling Interests — On January 1, 2009, we adopted the FASB’s newly issued guidance related to noncontrolling interests. This new guidance changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. This new guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. This adoption did not have a material impact on our consolidated financial statements or results of operations. During the nine month period ended September 30, 2009, we acquired 100 percent ownership of our only outstanding noncontrolling interest for approximately $8.6 million. This purchase was recorded as an equity transaction and is reflected as a financing activity in our consolidated statement of cash flows. As a result, the carrying balance of the noncontrolling interests of $3.6 million was eliminated and the remaining $5.0 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction in paid-in capital. Transactions with noncontrolling interests had the following effect on equity attributable to Zimmer Holdings, Inc.:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)

Net earnings of Zimmer Holdings, Inc.	$149.9	$214.7	$562.2	$681.1
Transfers to noncontrolling interests:
Decrease in equity related to the purchase of noncontrolling interests	(0.8)	—	(5.0)	—

Change from net earnings of Zimmer Holdings, Inc. and transfers to noncontrolling interests	$149.1	$214.7	$557.2	$681.1

Acquisition, Integration, Realignment and Other — We recognize incremental expenses resulting directly from our business combinations and significant nonrecurring and unusual items as “Acquisition, integration,

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realignment and other” expenses. Acquisition, integration, realignment and other expenses for the three and nine month periods ended September 30, 2009 and 2008 included (in millions):

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Impairment of assets	$0.9	$—	$2.2	$1.6
Consulting and professional fees	0.6	2.0	3.2	5.4
Employee severance and retention, including share-based compensation acceleration	1.6	—	18.4	—
Information technology integration	0.5	—	0.7	0.4
Facility and employee relocation	2.9	1.4	4.7	5.8
Vacated facilities	—	—	1.4	—
Distributor acquisitions	4.8	1.3	7.9	7.7
Certain litigation matters	9.3	—	14.1	—
Contract terminations	0.7	—	8.6	—
Other	0.9	0.9	4.5	4.5

Acquisition, Integration, Realignment and Other	$22.2	$5.6	$65.7	$25.4

During the nine month period ending September 30, 2009, we commenced a global realignment initiative to focus on business opportunities that best support our strategic priorities. As part of this realignment, we initiated changes in our work force, including the elimination of positions in some areas and planned increases in others, to balance the requirements necessary to support long-term growth. Approximately 300 employees from across the globe were affected by these actions. As a result of these changes in our work force and severance costs from acquisitions, we recorded expense of $18.4 million related to severance and other employee termination-related costs. These termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid by September 30, 2009. Certain litigation matters relate to costs recognized during the period for the estimated settlement of various ongoing legal matters. Contract termination costs relate to terminated agreements in connection with the integration of acquired companies. Consulting and professional fees relate to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources and fees related to matters involving severance and termination benefits.

Subsequent Events — In May 2009, the FASB issued new guidance related to the accounting for and disclosure of subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces new terminology but is based on the same principles that previously existed in the auditing standards. Under this new guidance we are required to provide disclosure of the date through which we have evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the three and nine month periods ending September 30, 2009 and 2008 contained herein, we have evaluated subsequent events through November 4, 2009 representing the date these financial statements were issued.

FASB Accounting Standards Codification — Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations.

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In millions)		(In millions)

Net Earnings	$149.9	$215.0	$562.2	$681.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	98.0	(102.9)	145.2	27.0
Unrealized foreign currency hedge gains/(losses), net of tax	(25.5)	43.4	(37.9)	(10.6)
Reclassification adjustments on foreign currency hedges, net of tax	(4.6)	10.3	(16.9)	45.5
Unrealized gains/(losses) on securities, net of tax	0.2	(1.5)	(0.3)	24.0
Reclassification adjustments on securities, net of tax	—	(18.4)	—	(23.8)
Prior service cost and unrecognized gains/(losses) in actuarial assumptions, net of tax	0.7	0.6	21.1	2.3

Total Other Comprehensive Income / (Loss)	68.8	(68.5)	111.2	64.4
Comprehensive (Loss) Attributable to Noncontrolling Interest	—	(0.3)	—	(0.8)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$218.7	$146.2	$673.4	$745.5

4.	Abbott Spine Acquisition

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

In the three month period ended June 30, 2009, we completed the final purchase price allocation, which reflects additional contract termination liabilities and changes to the preliminary fair values assigned to acquired inventory.

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

5.	Inventories

	September 30,	December 31,
	2009	2008
	(In millions)

Finished goods	$762.9	$731.2
Work in progress	47.2	52.6
Raw materials	162.0	144.5

Inventories, net	$972.1	$928.3

6.	Property, Plant and Equipment

	September 30,	December 31,
	2009	2008
	(In millions)

Land	$21.8	$21.7
Buildings and equipment	1,114.3	992.7
Capitalized software costs	156.5	136.7
Instruments	1,204.1	1,161.7
Construction in progress	76.0	149.0

	2,572.7	2,461.8
Accumulated depreciation	(1,333.0)	(1,197.7)

Property, plant and equipment, net	$1,239.7	$1,264.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other Current and Long-Term Liabilities

	September 30,	December 31,
	2009	2008
	(In millions)

Other current liabilities:
License and service agreements	$127.3	$169.6
Accrued liabilities	412.8	408.5

Total other current liabilities	$540.1	$578.1

Other long-term liabilities:
Accrued retirement and postretirement benefit plans	$46.0	$129.9
Other long-term liabilities	346.5	224.0

Total other long-term liabilities	$392.5	$353.9

8.	Fair Value Measurement of Assets and Liabilities

In September 2006, the FASB issued new guidance on fair value measurements. The new guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. On January 1, 2008, we adopted the FASB’s guidance on fair value measurements for certain financial assets and liabilities. On January 1, 2009, we adopted the FASB’s guidance on fair value as it relates to nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. For the three and nine month periods ended September 30, 2009, there were no significant nonrecurring fair value measurements made subsequent to initial recognition.

The following assets and liabilities are recorded at fair value on a recurring basis as of September 30, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.9	$0.9	$—	$—
Derivatives, current and long-term	13.0	—	13.0	—

	$13.9	$0.9	$13.0	$—

Liabilities
Derivatives, current and long-term	$46.3	$—	$46.3	$—

	$46.3	$—	$46.3	$—

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted the FASB’s new guidance related to the disclosure of derivative and hedging activities. The adoption of this guidance did not have a material impact on our consolidated financial statements or results of operations. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on financial position, results of operations and cash flows. These disclosures are provided below.

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

We report all derivative instruments as assets or liabilities on the balance sheet at fair value.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and nine month periods ended September 30, 2009 and 2008 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at September 30, 2009, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from October 2009 through March 2012. The notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars at September 30, 2009 were $1.2 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at September 30, 2009 were $236 million.

As of September 30, 2009 and December 31, 2008, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the counterparty. The fair value of derivative instruments on a gross basis as of September 30, 2009 and December 31, 2008 is as follows (in millions):

	2009		2008
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$28.1	Other current assets	$53.7
Foreign exchange options	Other current assets	0.5	Other current assets	4.6
Foreign exchange forward contracts	Other assets	7.7	Other assets	30.3

Total asset derivatives		$36.3		$88.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$44.1	Other current liabilities	$34.4
Foreign exchange forward contracts	Other long-term liabilities	25.5	Other long-term liabilities	17.7

Total liability derivatives		$69.6		$52.1

The fair value of outstanding derivative instruments recorded on the balance sheet at September 30, 2009, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $33.3 million, or $21.9 million net of taxes, which is deferred in other comprehensive income, of which $10.1 million, or $5.8 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

The following gross unrealized losses from derivative instruments were recognized in other comprehensive income on our consolidated balance sheet (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$(34.2)	$50.9	$(45.9)	$(16.2)
Foreign exchange options	(1.0)	1.2	(1.9)	1.2

Total	$(35.2)	$52.1	$(47.8)	$(15.0)

The following gross realized gains / (losses) from derivative instruments were reclassified from other comprehensive income on our consolidated balance sheet to cost of products sold on our consolidated statement of earnings (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$4.7	$(12.9)	$15.4	$(54.9)
Foreign exchange options	0.2	—	1.1	—

Total	$4.9	$(12.9)	$16.5	$(54.9)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.1 billion to $1.3 billion per quarter.

The following gains/(losses) from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$(9.6)	$1.8	$(12.9)	$(1.2)

Total	$(9.6)	$1.8	$(12.9)	$(1.2)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

10.	Income Taxes

During the third quarter of 2009, we settled various tax matters with the Internal Revenue Service (IRS) for all years prior to 2005. Our U.S. federal returns for years 2005 through 2007 are currently under IRS examination.

We expect that the amount of tax liability for unrecognized tax benefits will change in the next twelve months; however, we do not expect these changes will have a significant impact on our results of operations or financial position.

During the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service (IRS) confirming the deductibility of a portion of a 2007 civil settlement. As a result, we recorded an estimated current tax benefit of $30.8 million. The effective tax rate for the three and nine month periods ended September 30, 2008 reflect this benefit.

11.	Retirement and Postretirement Benefit Plans

Defined Benefit Plans

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for the three and nine month periods ended September 30, 2009 and 2008, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$6.7	$6.3	$19.5	$18.9
Interest cost	4.4	4.5	13.0	13.5
Expected return on plan assets	(6.3)	(5.9)	(18.5)	(17.5)
Amortization of unrecognized prior service cost and actuarial loss	1.6	0.6	4.6	2.1
Curtailment	—	—	0.4	—
Settlement	—	0.1	—	2.7

Net periodic benefit cost	$6.4	$5.6	$19.0	$19.7

We contributed approximately $40 million during the nine month period ended September 30, 2009 to our U.S. and Puerto Rico defined benefit plans and do not expect to make any additional contributions to these plans during the remainder of 2009. We contributed approximately $9 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2009 and expect to contribute an additional $5 million to these foreign-based plans during the remainder of 2009.

Postretirement Benefit Plans

During the nine month period ended September 30, 2009, we amended the postretirement benefit plans for certain U.S. and Puerto Rico employees. Participants in the plan between the ages of 55 and 65 that were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plan, no benefits will be paid after January 1, 2010. Additionally, we funded approximately $7 million to a Voluntary Employees’ Beneficiary Association (“VEBA”) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions.

The components of net periodic benefit expense for the three and nine month periods ended September 30, 2009 and 2008, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months
	Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Service cost	$—	$0.4	$0.8	$1.2
Interest cost	—	0.6	1.3	1.8
Amortization of unrecognized prior service cost	—	(0.1)	(0.2)	(0.3)
Amortization of unrecognized actuarial loss	—	0.1	0.3	0.3
Settlement	—	—	3.2	—
Curtailment	—	—	(35.3)	—

Net periodic benefit cost	$—	$1.0	$(29.9)	$3.0

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Weighted average shares outstanding for basic net earnings per share	213.6	224.7	216.6	228.5
Effect of dilutive stock options and other equity awards	0.9	0.9	0.8	1.2

Weighted average shares outstanding for diluted net earnings per share	214.5	225.6	217.4	229.7

During the three and nine month periods ended September 30, 2009, an average of 13.6 million options and 14.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2008, an average of 11.4 million options and 10.0 million options, respectively, were not included.

In the three month period ended September 30, 2009, we repurchased approximately 1.5 million shares of our common stock at an average price of $45.89 per share for a total cash outlay of $66.6 million, including commissions. In the nine month period ended September 30, 2009, we repurchased approximately 10.8 million shares of our common stock at an average price of $37.17 per share for a total cash outlay of $404.4 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which was originally set to expire on December 31, 2009. In September 2009, the Board of Directors extended this program to December 31, 2010. Approximately $730.2 million remains authorized for future repurchases under this plan.

13.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these other healthcare related services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, certain claims, acquisition, integration, realignment and other, net curtailment and settlement, inventory step-up and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Americas	$584.5	$563.3	$291.1	$291.2
Europe	242.4	251.0	75.8	89.1
Asia Pacific	148.7	137.9	62.7	55.5

Total	$975.6	$952.2

Share-based compensation			(17.6)	(11.0)
Inventory step-up			(2.9)	(1.4)
Certain claims			(35.0)	(47.5)
Acquisition, integration, realignment and other			(22.2)	(5.6)
Global operations and corporate functions			(147.9)	(160.0)

Operating profit			$204.0	$210.3

	Net Sales		Operating Profit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Americas	$1,768.7	$1,764.9	$876.8	$915.0
Europe	787.9	882.3	300.9	344.4
Asia Pacific	431.5	443.7	182.2	190.6

Total	$2,988.1	$3,090.9

Share-based compensation			(56.2)	(50.4)
Inventory step-up			(9.9)	(3.2)
Certain claims			(35.0)	(47.5)
Acquisition, integration, realignment and other			(65.7)	(25.4)
Net curtailment and settlement			(32.1)	—
Global operations and corporate functions			(380.7)	(473.2)

Operating profit			$780.3	$850.3

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation. Net sales by product category are as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reconstructive implants	$738.2	$731.0	$2,279.8	$2,387.6
Dental	48.0	51.8	148.1	170.9
Trauma	57.6	54.6	171.2	165.2
Spine	61.7	49.7	190.5	158.0
OSP and other	70.1	65.1	198.5	209.2

Total	$975.6	$952.2	$2,988.1	$3,090.9

14.	Commitments and Contingencies

Intellectual Property and Product Liability-Related Litigation

In July 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we have settled. There are a number of claims still pending and we expect additional claims will be submitted. We recorded a provision of $69.0 million in 2008, representing management’s estimate of these Durom Cup-related claims. Based on claims information we received since we made our initial estimate in 2008, we have increased our estimate of the number of claims we expect to receive. Accordingly, we increased the provision by $35.0 million in the third quarter of 2009. The current reserve is $77.5 million as of September 30, 2009. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office instituted re-examination proceedings against U.S. Patent No. 6,818,020. The U.S. Patent and Trademark Office rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ‘934, ‘814 and ‘308 patents. That motion is pending. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

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

Government Investigations

In September 2007, we and other orthopaedic companies settled a U.S. government investigation pertaining to consulting contracts, professional services agreements and other agreements by which remuneration is provided to orthopaedic surgeons. As part of the settlement, we entered into a Corporate Integrity Agreement (the “CIA”) with the Office of Inspector General of the Department of Health and Human Services (the “OIG-HHS”). Under the CIA, which has a term expiring in 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in the CIA. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

In November 2007, we received a civil investigative demand from the Massachusetts Attorney General’s office seeking additional information regarding our financial relationships with a number of Massachusetts healthcare providers. We received a similar inquiry from the Oregon Attorney General’s office in October 2008. We are cooperating fully with the investigators with regard to these matters.

In September 2007, the Staff of the U.S. Securities and Exchange Commission (“SEC”) informed us that it was conducting an informal investigation regarding potential violations of the Foreign Corrupt Practices Act (“FCPA”) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (“DOJ”) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. We are continuing to provide information and cooperate fully with the SEC and the DOJ with regard to this pending investigation. In addition, as part of our global compliance program, we have been conducting our own proactive reviews regarding FCPA compliance in jurisdictions that have not been involved in the pending investigation. These reviews have yielded information indicating that certain third-party, independent distributors of our products in two South American countries made certain payments that may have potential FCPA implications. In the course of continuing dialogues with the agencies, we voluntarily disclosed information relating to these matters to the SEC and the DOJ, and the reviews are ongoing. We cannot currently predict the outcome of the investigation or the impact of our voluntary disclosures to the authorities.

Derivative Actions and Class Actions

On April 24, 2008, a complaint was filed in the U.S. District Court for the Southern District of New York, Thorpe v. Zimmer, Inc., et al., naming us and two of our subsidiaries as defendants. The complaint related to a putative class action on behalf of certain residents of New York who had hip or knee implant surgery involving Zimmer products during an unspecified period. The complaint alleged that our relationships with orthopaedic surgeons and others violated the New York deceptive practices statute and unjustly enriched us. The plaintiff requested actual damages or $50.00, whichever is greater, on behalf of each class member, a permanent injunction from our engaging in allegedly improper practices in the future and restitution in an unspecified amount. The parties have stipulated to the dismissal of all claims made in this action and this case has been dismissed with prejudice.

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

On August 15, 2008, a shareholder derivative action, Hays v. Dvorak et al., was filed in the U.S. District Court for the Southern District of Indiana. The plaintiff sought to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleged, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on substantially the same factual allegations as the putative federal securities class action referenced above brought by the Plumbers and Pipefitters Local Union 719 Pension Fund. The plaintiff did not seek damages from us, but instead requested damages of an unspecified amount on our behalf. The plaintiff also sought equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. On August 20, 2009, the parties submitted a Joint Motion for Dismissal Without Prejudice. The court granted that motion on August 27, 2009 and dismissed the matter without prejudice.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (“plans”) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. The motion to dismiss is pending with the court. On June 12, 2009, the U.S. Judicial Panel on Multidistrict Litigation entered an order transferring the Dewald case to the U.S. District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings with the Plumbers & Pipefitters Local Union 719 Pension Fund case referenced above. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products (sometimes referred to in this report as “OSP”). We also provide other healthcare related services. Reconstructive orthopaedic implants restore joint function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. OSP includes supplies and instruments designed to aid in predominantly orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

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

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2009 and our expected results for the remainder of 2009.

Demand (Volume and Mix) Trends

Volume and mix of products increased 4 percent during the three month period ended September 30, 2009, compared to a 3 percent increase in the same 2008 period. The sales growth rate increase demonstrates the broad acceptance of patient specific solutions.

We believe the market for orthopaedic procedure volume temporarily decelerated from mid single digit growth rates to low single digit growth rates on a global basis due to the weakened global economy. We believe long-term market growth rates will be driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Prolong® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, hip stems with Kinectiv Technology, high-flex knees, knee revision products, porous hip stems and the introduction of patient specific devices continues to positively affect sales growth.

Pricing Trends

Global selling prices decreased 1 percent during the three month period ended September 30, 2009 compared to flat pricing in the same 2008 period. Selling prices in both the Americas and Europe decreased 1 percent during the three month period ended September 30, 2009, compared to flat pricing in the same 2008 period. Asia Pacific selling prices were flat for the three month period ended September 30, 2009, compared to a 4 percent decrease in the same 2008 period, as we anniversaried out of scheduled reductions in reimbursement prices in Japan. With the effect of governmental healthcare cost containment efforts and continuing pressure from local hospitals and health systems, we expect selling prices will be down approximately 1 percent on a global basis for 2009.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2009, foreign currency exchange rates resulted in a 1 percent decline in sales. We estimate that an overall stronger U.S. Dollar versus foreign currency exchange rates will have a negative effect of approximately 2 percent on sales for the year ending December 31, 2009. We address currency risk through regular operating and financing activities, and under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Disruptive Events

We believe that we suffered customer losses as a result of disruptive factors experienced during 2008, including the implementation of our enhanced global compliance initiatives, our temporary suspension of U.S. marketing and distribution of the Durom Cup and our voluntary recall and suspension of production of certain OSP patient care products. We estimated that these customer losses reduced our global knee market share by approximately 1.5 percent and hip market share by approximately 2.0 percent on a cumulative basis through the end of 2008. We believe these share losses have stabilized during 2009 and expect this stabilization to continue as we anniversary out of the majority of the 2008 customer and product-related losses and as we launch new products in sufficient quantities to recover some of the product-related losses. However, we expect our sales growth may continue to be at a rate slower than the market in the near term due to these disruptive factors.

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

Third Quarter and Year-to-Date Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Americas	$584.5	$563.3	4%	5%	(1)%	—%
Europe	242.4	251.0	(3)	4	(1)	(6)
Asia Pacific	148.7	137.9	8	4	—	4

Total	$975.6	$952.2	2	4	(1)	(1)

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2009	2008	% (Dec)	Mix	Price	Exchange

Americas	$1,768.7	$1,764.9	—%	2%	(1)%	(1)%
Europe	787.9	882.3	(11)	1	—	(12)
Asia Pacific	431.5	443.7	(3)	(1)	(1)	(1)

Total	$2,988.1	$3,090.9	(3)	1	(1)	(3)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months
	Ended
	September 30,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$417.4	$411.2	2%	4%	(1)%	(1)%
Hips	288.2	292.3	(1)	1	(1)	(1)
Extremities	32.6	27.5	19	21	(1)	(1)

Total	738.2	731.0	1	3	(1)	(1)

Dental	48.0	51.8	(8)	(6)	—	(2)
Trauma	57.6	54.6	6	4	2	—
Spine	61.7	49.7	24	27	(1)	(2)
OSP and other	70.1	65.1	8	6	1	1

Total	$975.6	$952.2	2	4	(1)	(1)

	Nine Months
	Ended
	September 30,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,284.6	$1,332.0	(4)	1%	(1)%	(4)%
Hips	895.9	965.2	(7)	(2)	(1)	(4)
Extremities	99.3	90.4	10	14	(1)	(3)

Total	2,279.8	2,387.6	(5)	—	(1)	(4)

Dental	148.1	170.9	(13)	(10)	—	(3)
Trauma	171.2	165.2	4	5	1	(2)
Spine	190.5	158.0	21	24	—	(3)
OSP and other	198.5	209.2	(5)	(5)	1	(1)

Total	$2,988.1	$3,090.9	(3)	1	(1)	(3)

The following table presents net sales by product category by region (dollars in millions):

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
	2009	2008	% Inc (Dec)	2009	2008	% Inc (Dec)

Reconstructive
Knees
Americas	$270.5	$264.0	2%	$818.3	$824.0	(1)%
Europe	89.6	94.5	(5)	302.6	339.7	(11)
Asia Pacific	57.3	52.7	9	163.7	168.3	(3)
Hips
Americas	138.1	137.8	—	423.0	435.5	(3)
Europe	99.4	106.8	(7)	318.8	372.7	(14)
Asia Pacific	50.7	47.7	6	154.1	157.0	(2)
Extremities
Americas	25.3	20.3	25	76.7	65.3	17
Europe	5.3	5.7	(5)	17.0	19.8	(14)
Asia Pacific	2.0	1.5	33	5.6	5.3	6

Total	738.2	731.0	1	2,279.8	2,387.6	(5)

Dental
Americas	25.4	28.3	(10)	77.5	87.5	(11)
Europe	16.2	15.3	6	53.3	58.7	(9)
Asia Pacific	6.4	8.2	(23)	17.3	24.7	(30)
Trauma
Americas	31.2	31.1	—	94.8	95.4	(1)
Europe	13.2	12.3	7	36.5	35.5	3
Asia Pacific	13.2	11.2	19	39.9	34.3	16
Spine
Americas	48.0	38.9	24	148.0	123.5	20
Europe	9.8	8.3	18	32.3	27.6	17
Asia Pacific	3.9	2.5	55	10.2	6.9	48
OSP and other
Americas	46.0	42.9	7	130.4	133.7	(2)
Europe	8.9	8.1	9	27.4	28.3	(3)
Asia Pacific	15.2	14.1	7	40.7	47.2	(14)

Total	$975.6	$952.2	2	$2,988.1	$3,090.9	(3)

Knees

The NexGen® Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Gender Solutions Natural-Knee Flex System made a strong contribution. In Europe, changes in foreign exchange rates negatively affected knee sales in the three and nine month periods ending September 30, 2009 by 6 percent and 12 percent, respectively. In Asia Pacific, changes in foreign exchange rates positively affected knee sales in the three month period ending September 30, 2009 by 2 percent and negatively affected knee sales by 4 percent on a year-to-date basis.

Hips

The continued conversion to porous stems, including the Zimmer® M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System, and the Alloclassic® Zweymüller® Hip Stem, led hip stem sales, but was partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity and Durasul Highly Crosslinked Polyethylene Liners also made strong contributions. With the lack of a hip resurfacing product within our U.S. hip portfolio, we face a continuing challenge in hip sales growth with the adoption of hip resurfacing in the U.S. market. In Europe, changes in foreign exchange rates negatively affected hip sales in the three and nine month periods ending September 30, 2009 by 6 percent and 10 percent, respectively. In Asia Pacific, changes in foreign exchange rates positively affected hip sales in the three and nine month periods ending September 30, 2009 by 5 percent and 1 percent, respectively.

Extremities

The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales.

Dental

Negative sales growth for our dental business reflects overall weakness in the global economy. While dental sales in the Americas and Asia Pacific reflect this weakness, dental sales in Europe in the three month period increased 6 percent, led by the Tapered Screw-Vent® Implant System.

Trauma

Zimmer Periarticular Locking Plates and the I.T.S.T.TM Intertrochanteric/Subtrochanteric Fixation System led trauma sales but were partially offset by declining sales of compression hip screws. Femoral and tibial nails within the new Zimmer Natural NailTM system also made a contribution during the three month period.

Spine

In the fourth quarter of 2008, we acquired Abbott Spine. As a result of the acquisition, spine sales have increased but the increase is offset in part by sales dis-synergies associated with the integration of the business. Solid sales of acquired fusion devices as well as legacy vertebral body replacement devices and bone graft substitutes partly offset a decline in sales of the Dynesys® Dynamic Stabilization System in the three month period.

OSP and other

OSP sales were led by PALACOS®1 Bone Cement. OSP products had positive sales growth of 8 percent for the three month period ended September 30, 2009 and a negative growth rate of 5 percent on a year-to-date basis. This improvement in the third quarter 2009 was driven by the effect of anniversarying out of the voluntary suspension and recall of certain products during 2008 and by the reintroduction of wound debridement products in 2009.

1 Trademark of Heraeus Kulzer GmbH

Expenses as a Percent of Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Inc (Dec)	2009	2008	Inc (Dec)

Cost of products sold	25.6%	24.9%	0.7	24.0%	24.4%	(0.4)
Research and development	5.3	5.0	0.3	5.1	4.7	0.4
Selling, general and administrative	42.3	42.4	(0.1)	42.5	41.1	1.4
Certain claims	3.6	5.0	(1.4)	1.2	1.5	(0.3)
Acquisition, integration, realignment and other	2.3	0.6	1.7	2.2	0.8	1.4
Net curtailment and settlement	—	—	—	(1.1)	—	1.1

Operating expenses	53.5	53.0	0.5	49.9	48.1	1.8

Operating profit	20.9	22.1	(1.2)	26.1	27.5	(1.4)
Interest and other income (expense),net	(0.4)	3.0	3.4	(0.4)	1.2	1.6

Cost of Products Sold

The increase in cost of products sold as a percent of net sales for the three month 2009 period compared to the same 2008 period was driven by higher manufacturing costs per unit due to lower production levels during 2009. These costs were partially offset by foreign currency hedge gains recognized in the 2009 period compared to hedge losses recognized in the 2008 period. On a year-to-date basis, the improvement in gross margin is due to foreign currency hedge gains recognized in the 2009 period compared to hedge losses recognized in the 2008 period. These hedge gains were partially offset by higher manufacturing costs per unit as well as increased inventory step-up as a result of the Abbott Spine acquisition.

Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

Research and development expense, or R&D, increased to $52.1 million and $153.8 million for the three and nine month periods ended September 30, 2009, respectively, from $47.9 million and $144.0 million in the same 2008 periods, respectively. This increase reflects additional spending on certain development, clinical and external research activities compared to the delay in activities experienced in 2008 as we implemented our enhanced compliance program. We expect R&D spending in 2009 to be over 5 percent of sales for the full year.

Selling, general and administrative expense, or SG&A, increased to $413.0 million from $403.7 million for the three month period ended September 30, 2009 compared to the same 2008 period. This is a slight improvement in SG&A margin by ten basis points. SG&A expense in the 2008 period included approximately $20 million of non-recurring costs, such as monitor fees and consulting and legal fees associated with the global roll-out of our enhanced compliance program. In this challenging economic environment, we are carefully managing our SG&A spend, reducing expenses in certain areas in order to fund growth and productivity initiatives. Areas of investment include marketing and promotion and medical education and training. Additionally, the acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets.

On a year-to-date basis, SG&A expense decreased modestly from the same 2008 period, but SG&A margin has increased by 140 basis points. SG&A expense in the 2008 period included approximately $50 million of non-recurring costs such as monitor fees and consulting and legal fees associated with the global roll-out of our enhanced compliance program. The savings from these non-recurring costs have been partially offset by increased spending in 2009 to fund initiatives and Abbott Spine costs, as discussed above. Additionally, SG&A margin is negatively impacted by the decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue, which has caused SG&A margin to increase.

Certain claims expense is a provision for estimated Durom Cup patients undergoing revision surgeries within specified times. A provision of $69.0 million was originally recorded during 2008 with an additional $35.0 million recorded during the three month period ended September 30, 2009, bringing the total provision to $104.0 million for these claims. For more information regarding certain claims, see Note 14 to the consolidated financial statements.

Acquisition, integration, realignment and other expenses for the three and nine month periods ended September 30, 2009 were $22.2 million and $65.7 million, respectively, compared to $5.6 million and $25.4 million in the same 2008 periods. The increase in the three month 2009 period compared to the same 2008 period relates primarily to approximately $9.3 million of certain litigation matters recognized during the 2009 period as well as costs incurred related to acquired distributors. During the nine month 2009 period, we initiated a workforce realignment, which included the elimination of positions in some areas and planned increases in others, to balance the requirements necessary to support long-term growth. As a result of this realignment and severance costs from acquisitions, we incurred approximately $18.4 million of severance and termination-related expenses. Other items contributing to the increase on a year-to-date basis include $8.6 million of expenses related to contract termination costs, $14.1 million of certain litigation matters that were recognized during the period and various costs incurred to integrate the Abbott Spine business acquired in the fourth quarter of 2008.

We recognized a net curtailment and settlement gain of $32.1 million during the nine month period ended September 30, 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans. For more information regarding the net curtailment and settlement gain, see Note 11 to the consolidated financial statements.

Operating Profit, Interest and Other Expense, Income Taxes and Net Earnings

Operating profit for the three and nine month periods ended September 30, 2009 was $204.0 million and $780.3 million, respectively, from $210.3 million and $850.3 million in the same 2008 periods. The decrease in operating profit is due to higher operating expenses as a percent of sales and lower reported revenues on a year-to-date basis.

Interest and other expense, net for the three and nine month periods ended September 30, 2009, increased to $4.2 million and $11.9 million, respectively, compared to income of $28.2 million and $36.0 million in the same 2008 periods. Interest and other income in the 2008 periods reflects realized gains of $30.1 million for the three month period and $38.8 million for the nine month period, related to the sale of certain marketable securities. Excluding the effect of these gains in 2008, interest expense increased in the 2009 periods as the result of increased long-term debt used to partially fund the Abbott Spine acquisition and share repurchases.

The effective tax rate on earnings before income taxes increased to 25.0 percent for the three month period ended September 30, 2009, from 9.8 percent in the same 2008 period. The effective tax rate for the 2008 period reflected a tax benefit of approximately $30.8 million related to a 2007 civil settlement. Additionally, the effective tax rate on earnings for the nine month period ended September 30, 2008 was impacted by this tax benefit. The effective tax rate for the nine month period ended September 30, 2009 increased to 26.8 percent from 23.1 percent in the same 2008 period.

Net earnings decreased 30 percent to $149.9 million for the three month period ended September 30, 2009, compared to $214.7 million in the same 2008 period. Net earnings decreased 17 percent to $562.2 million for the nine month period ended September 30, 2009, compared to $681.1 million in the same 2008 period. For the three month 2009 period, basic earnings per share decreased 27 percent to $0.70 from $0.96. Diluted earnings per share for the three month 2009 period decreased 26 percent to $0.70 from $0.95 in the same 2008 period. For the nine month 2009 period, basic earnings per share decreased 13 percent to $2.60 from $2.98 in the same 2008 period and diluted earnings per share also decreased 13 percent to $2.59 from $2.97 in the same 2008 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2009 and 2008 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $732.0 million for the nine month period ended September 30, 2009, compared to $831.2 million in the same 2008 period. The principal source of cash was net earnings of $562.2 million. Non-cash items included in net earnings accounted for another $285.1 million of operating cash. All other items of operating cash flows reflect a use of $115.3 million of cash. The resolution of outstanding payments to healthcare professionals and institutions resulted in increased cash outflows during the 2009 period compared to the delay in similar payments during the 2008 period as we implemented our enhanced global compliance program. The resolution of these outstanding payments, along with a change in the timing of employee bonus payments compared to the 2008 period, contributed to a decrease in accrued expenses for the nine month period ended September 30, 2009.

At September 30, 2009, we had 63 days of sales outstanding in trade accounts receivable, which is an increase of 4 days compared to September 30, 2008 and flat compared June 30, 2009. At September 30, 2009, we had 353 days of inventory on hand, a decrease of 22 days compared to June 30, 2009. Over the past two years we have made significant investments in inventory, including investments in response to growing demand for systems that provide more versatility and better fit for patients. In the third quarter of 2009, we have made progress rationalizing these investments through reductions in field-based consignments and through the use of new inventory management tools to speed returns and redeployments. The continued build out of pipeline inventory for planned product launches will partially offset these reductions in field consignments.

Cash flows used in investing activities were $247.9 million for the nine month period ended September 30, 2009, compared to $339.4 million used in investing in the same 2008 period. Additions to instruments decreased during the nine month period ended September 30, 2009 compared to the 2008 period, as year-over-year spending on instruments is expected to decrease compared to the significant investments made in 2008. Spending on other property, plant and equipment decreased to $76.8 million during the nine month period ended September 30, 2009 compared to $189.2 million in the same 2008 period. We expect decreased spending on property, plant and equipment compared to 2008 levels, as certain planned infrastructure initiatives from 2008 are completed and as we adjust spending to lower production volumes. Acquired intellectual property rights of $32.9 million relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. Investments in other assets of $35.5 million primarily relates to payments to acquire certain foreign-based distributors.

Cash flows used in financing activities were $264.3 million for the nine month period ended September 30, 2009, compared to $408.2 million used in financing activities in the same 2008 period. We borrowed $141.0 million from our credit facilities during the nine month period ended September 30, 2009 to repurchase shares of our common stock. For the nine months ended September 30, 2009, we purchased 10.8 million common shares for a total of $404.4 million, including commissions, under our stock repurchase program authorized by our Board of Directors, compared to $688.9 million in the same 2008 period. Proceeds from our stock compensation plans have decreased in the nine month period ended September 30, 2009, compared to the same 2008 period, due to a decrease in employee stock option exercises.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (the “Senior Credit Facility”). We had $600.2 million outstanding under the Senior Credit Facility at September 30, 2009, and, therefore, our available borrowings were $749.8 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million and we may request that the maturity date be extended for two additional one-year periods.

We and certain of our wholly-owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility are used for general corporate purposes and bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2009. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee. The Senior Credit Facility is rated A- by Standard & Poor’s Ratings Services and is not rated by Moody’s Investors’ Service, Inc.

We also have available uncommitted credit facilities totaling $106.5 million.

We may use excess cash or further borrow against our Senior Credit Facility, subject to limits set by our Board of Directors, to repurchase additional common stock under the $1.25 billion program which expires December 31, 2010.

Management believes that cash flows from operations, together with available borrowings under the Senior Credit Facility, are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB has defined a new hierarchy for U.S. GAAP and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by nongovernmental entities. The adoption of the ASC changes the manner in which U.S. GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations.

Critical Accounting Policies

Except as set forth below, there were no changes in the nine month period ended September 30, 2009 to the application of critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Commitments and Contingencies — Accruals for product liability and other claims are established with internal and external legal counsel based on current information and historical settlement information for claims, related fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. During the three month period ended September 30, 2009, in addition to our general product liability estimates and the $69.0 million provision recorded in 2008 related to the Durom Cup, we recorded an additional provision for certain claims of $35.0 million representing management’s updated estimate of liability to Durom Cup patients undergoing revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard quarterly product liability accruals.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide,” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	healthcare reform measures in the U.S. and elsewhere, reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•	the costs of defending or resolving putative class action litigation and lawsuits, investigations or other proceedings resulting from our September 2007 settlement with the United States government and other matters;

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the September 2007 settlement;

•	the success of our quality initiatives;

•	the outcome of the informal investigation by the U.S. Securities and Exchange Commission into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of temporarily suspending U.S. marketing and distribution of the Durom Cup on our revenues, our customer relationships, our entry into the U.S. hip resurfacing market and product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form strategic alliances;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

The following risk factor under “RISKS RELATED TO OUR INDUSTRY” has been revised as follows:

The impact of healthcare reform in the U.S. on us is uncertain.

There is increasing emphasis within the federal government to reform healthcare in the U.S. Although various proposals have received support in the House of Representatives or Senate committees, there still is no consensus on key issues such as whether there will be an employer mandate for healthcare insurance or a public healthcare insurance program and how to pay for increased costs. To the extent that the number of uninsured or underinsured patients is reduced, demand for our products could increase. However, efforts to pay for healthcare reform through a proposed new tax on medical device companies and efforts to contain healthcare costs, directly through pricing or reimbursement controls or indirectly by government-sponsored healthcare insurance, could have a material adverse effect on our sales and results of operations. Accordingly, the impact of healthcare reform on the medical device industry in general or us in particular remains uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2009:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

July 2009	—	$—	39,490,867	$796,726,122
August 2009	1,450,000	45.89	40,940,867	730,190,146
September 2009	—	—	40,940,867	730,190,146

Total	1,450,000	$45.89	40,940,867	$730,190,146

*	Includes repurchases made under expired programs as well as the current program authorizing $1.25 billion of repurchases through December 31, 2010.

Item 5.	Other Information

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Zimmer Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Earnings, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 4, 2009

By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer

Date: November 4, 2009