Form 10-K
period 2009-12-31
ZIMMER HOLDINGS INC
filed 2010-02-25
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2). Yes ☐     No ☑

The aggregate market value of shares held by non-affiliates was $9,120,369,894 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2009 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 12, 2010, 202,790,978 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2010 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

Table of Contents	Page

PART I

Item 1.	Business	3
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65
Item 9B.	Other Information	65

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions and Director Independence	66
Item 14.	Principal Accountant Fees and Services	66

PART IV

Item 15.	Exhibits and Financial Statement Schedules	67
Signatures		68
EX-10.28
EX-10.29
EX-10.30
EX-10.31
EX-10.32
EX-10.33
EX-21
EX-23
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products. We also provide other healthcare related services. In this report, “Zimmer,” “we,” “us,” “our” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

Zimmer Holdings was incorporated in Delaware in 2001. Our history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, Indiana. On August 6, 2001, Zimmer Holdings was spun off from its former parent and became an independent public company.

CUSTOMERS, SALES AND MARKETING

Our primary customers include orthopaedic surgeons, neurosurgeons, oral surgeons, dentists, hospitals, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent surgeons.

We have operations in more than 25 countries and market products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. We manage our operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and Australia and includes other Asian and Pacific markets.

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes generally upon shipment. Direct channel accounts represented approximately 80 percent of our net sales in 2009. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2009.

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

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to orthopaedic surgeons, neurosurgeons, dentists and oral surgeons and the medical procedures they perform.

Americas.  The Americas is our largest geographic segment, accounting for $2,372.4 million, or 58 percent, of 2009 net sales, with the United States accounting for 94 percent of net sales in this region. The United States sales force primarily consists of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the United States receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

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

A majority of hospitals in the United States belong to at least one group purchasing organization. In 2009, individual hospital orders purchased through contractual arrangements with our two largest group purchasing organizations accounted for approximately 34 percent of our net sales in the United States. Contractual sales were highest through Novation, LLC and Premier Purchasing Partners, L.P. No individual end-user, however, accounted for over 1 percent of our net sales, and the top ten end-users accounted for approximately 4 percent of our aggregate net sales in the United States.

In the Americas, we monitor and rank independent sales agents across a range of performance metrics including the achievement of certain sales targets and maintenance of efficient levels of working capital.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Europe.  The European geographic segment accounted for $1,119.2 million, or 27 percent, of 2009 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for over 75 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this region is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In Europe, we emphasize the advantages of our clinically proven, established designs and innovative solutions, such as minimally invasive surgical procedures and technologies and new and enhanced materials and surfaces.

Asia Pacific.  The Asia Pacific geographic segment accounted for $603.8 million, or 15 percent, of 2009 net sales, with Japan being the largest market within this segment, accounting for approximately 58 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of our sales associates play a critical role in providing service, product information and support to surgeons.

SEASONALITY

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and holiday seasons.

DISTRIBUTION

We operate distribution facilities domestically in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; and Austin, Texas and internationally, in Australia, Austria, Belgium, Canada, the Czech Republic, China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, the Netherlands, New Zealand, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. In 2009, we completed construction of our highly automated, state-of-the-art distribution facility in Eschbach, Germany. This new facility supports direct to customer, country and dealer shipments for the European region and global shipments for products sourced from certain European-based supply chain sites.

We generally ship our orders via expedited courier. We do not consider our backlog of firm orders to be material to an understanding of our business.

PRODUCTS

Our products include orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products.

We utilize our exclusive Trabecular Metaltm Technology across various product categories. Trabecular Metal material is a structural biomaterial with a cellular architecture that resembles bone and approximates its physical and mechanical properties more closely than other prosthetic materials. The highly porous trabecular configuration is conducive to more normal bone formation and bone in-growth. Trabecular Metal implants are fabricated using elemental tantalum metal and a patented vapor deposition technique that creates a metallic strut configuration resembling cancellous bone with nano-textured surface features.

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

Our portfolio of Minimally Invasive Solutionstm Procedures (MIS) includes the MIS Mini-Incision Total Knee Procedure. The MIS Mini-Incision Procedure utilizes specialized MIS Instruments which feature smaller, ergonomic and highly precise instruments which accommodate and facilitate a smaller incision and less disruption of the surrounding soft tissues.

We offer a wide range of products for specialized knee procedures, including the following:

NexGen® Complete Knee Solution.  The number one selling knee brand in the world, the NexGen Knee product line is a comprehensive system for knee replacement surgery which has significant application across the continuum of care in all things related to primary and revision knee arthroplasty, including CR, PS and revision procedures. The NexGen Knee System offers joint stability, sizing and performance options that can be tailored to individual patient needs while providing surgeons with a unified system of interchangeable components. The NexGen Knee System provides surgeons with complete and versatile knee instrument options spanning multiple surgeon and treatment

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

philosophies, including soft tissue balancing and measured resection MIS Mini-Incision Instruments, and multiple traditional instrument systems. The breadth and versatility of the NexGen Knee System allows surgeons to transition from one type of implant to another during surgery, according to the respective needs of the patient, and to support current surgical philosophies.

The NexGen CR product line is designed to be used in conjunction with a functioning posterior cruciate ligament. Similar to the posterior stabilized design, the NexGen CR-Flex Fixed Bearing Knee is designed to provide a greater range of motion for patients who require deep bending in their activities of daily living. The NexGen CR-Flex Femoral Components offer a tissue balancing (flexion balancing) solution which allows the surgeon to adjust component sizing and balance and stabilize the implant without removing additional bone or wasting critical procedure time.

The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities can be augmented via the use of a NexGen Legacy Posterior Stabilized Flex Knee (LPS-Flex Knee), a high-flexion implant that has the potential to accommodate knee flexion up to 155-degrees range of motion for patients whose lifestyle and body type demand and can accommodate this performance standard. With the 2008 rollout of the NexGen LPS-Flex Mobile Knee in the U.S., we are now one of only two companies that can offer a mobile-bearing total knee treatment option in the U.S. market for surgeons and patients that may be best suited for this high performance implant design.

NexGen Knee Gender Solutionstm femorals represent the first knee implants specifically shaped to offer fit and function optimized for the unique anatomical considerations more commonly seen in female patients. Gender implants are an important strategic focus, as more than half of total knee arthroplasty patients are female. Gender Solutions femorals are available in both NexGen CR-Flex and LPS-Flex configurations. The concept of advancing implant design through customization based on anatomy or other patient characteristics has manifested in rapidly expanding gender technologies across the continuum of our products and into other important brands in our growing portfolio.

The NexGen Revision Knee product line consists of several different products that are designed to provide clinical solutions to surgeons for various revision situations, including multiple constraint levels for ligament and soft tissue inefficiencies and a bone augmentation implant system made from our Trabecular Metal Technology material. These augments are designed to address significant bone loss in revision surgery while allowing natural bone to reconstruct within the implant construct.

We offer improved polyethylene performance in the NexGen Knee System with our conventional polyethylene and Prolong® Highly Crosslinked Polyethylene, which offers reduced wear and resistance to oxidation, pitting and cracking. Prolong Highly Crosslinked Polyethylene is available in designs compatible with both NexGen CR-Flex and LPS-Flex femoral components.

Natural-Knee® II System.  The Natural-Knee II System consists of a range of interchangeable, anatomically designed implants which include a proprietary Cancellous-Structured Titaniumtm (CSTitm) Porous Coating option for stable fixation in active patients.

Gender Solutions Natural-Knee Flex System.  The Gender Solutions Natural-Knee Flex System adds our High Flex and Gender Solutions design concepts to the Natural-Knee System. The Gender Solutions Natural-Knee Flex System recognizes that two distinct populations exist in total knee arthroplasty (female and male) and offers two distinct implant shapes for enhanced fit. The system is compatible with muscle sparing MIS procedures and accommodates high flexion capacity up to 155 degrees. The system features the proven clinical success of our asymmetric tibial plate, CSTi porous coating, Prolong Highly Crosslinked Polyethylene and the ultracongruent articular surface.

Innex® Total Knee System.  The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering, the availability of differing levels of articular constraint, the Innex Revision Knee and Innex Gender Solutions components make this offering a comprehensive mobile and fixed bearing knee system. The Innex Knee System is distributed in Europe and Asia Pacific and is not currently available for commercial distribution in the United States.

Zimmer Unicompartmental Knee Systems.  The Zimmer® Unicompartmental Knee System offers a high flexion design for unicompartmental knee surgery. This high flex product was designed specifically for MIS Procedures and Technologies. The system offers the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes. A Gender Solutions Patello-Femoral Joint System is also available which incorporates key gender specific design features and a proprietary guided milling surgical technique for use in patello-femoral joint replacement.

Zimmer Patient Specific Instruments.  In late 2009, a 510(k) Application for the Zimmer Patient Specific Instruments was approved by the U.S. Food and Drug Administration (FDA). The Zimmer Patient Specific Instruments simplify a total knee procedure and help enhance appropriate placement of the final implant based on a surgeon’s preoperative surgical plan. Based on a patient’s MRI scan, a computer generated, custom guide is produced to conform to a patient’s unique knee anatomy. This guide is then utilized intraoperatively to aid in the surgical correction of the patient’s knee.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Zimmer Segmental System.  Adding to our broad portfolio of revision options, the Zimmer Segmental System is a comprehensive system designed to address patients with severe bone loss associated with disease, trauma or revision. This important addition realizes our strategic goal of expanding our product solutions across the continuum of care and, with the incorporation of Trabecular Metal Technology, expands the possibilities for treatment, short and long term fixation and stability.

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

Continuumtm Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic® Acetabular System.  These systems were released in 2009 and each acetabular system offers the surgeon a choice of advanced bearing options to meet the clinical and lifestyle needs of each patient. Bearing options include Longevity® Highly Crosslinked Polyethylene, Metasul® Metal-on-Metal Technology and a BIOLOX®1 delta ceramic-on-ceramic (where Zimmer has regulatory clearances). The acetabular systems also provide surgeons a choice of fixation method that accommodates their surgical philosophy.

Zimmer MMCtm Cup.  The Zimmer MMC Cup is an acetabular implant featuring Metasul Metal-on-Metal Technology and a hemispherical design that offers familiar handling for surgeons. This system was released in 2009. It is used with Metasul Large Diameter Heads, which are designed to provide increased range of motion and reduced probability of dislocation, making this implant an option for active patients.

Trilogy® Acetabular System.  The Trilogy Acetabular System, with its titanium alloy shell, fiber metal mesh ingrowth surface and Longevity Highly Crosslinked Polyethylene Liners, is our most widely sold acetabular cup system.

We offer the Trabecular Metal Modular Acetabular System, which incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal material. In addition to the Trabecular Metal Acetabular System, we also offer a Trabecular Metal Acetabular Revision System that provides the surgeon with a variety of off-the-shelf options to address a wide range of bone deficiencies encountered during acetabular revisions and to achieve a stable construct.

1 Registered trademark of CeramTec AG

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Extremity Implants

Our extremity portfolio, primarily shoulder and elbow products, is designed to treat arthritic conditions, soft tissue injuries and fractures, as well as to enhance the outcome of primary or revision surgery.

Our key products include:

Bigliani/Flatow® Complete Shoulder Solution Family.  The Bigliani/Flatow product line combined with the Trabecular Metal Humeral Stem gives us a significant presence in the global shoulder implant market.

Trabecular Metal Glenoid.  The Trabecular Metal Glenoid offers surgeons a glenoid component designed to improve fixation. Trabecular Metal’s material properties allow for more normal bone formation and maintenance.

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

Dental Implants

Our dental products division manufactures and distributes: (1) dental reconstructive implants — for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products — aimed at providing a more natural restoration to mimic the original teeth; and (3) dental regenerative products — for soft tissue and bone rehabilitation.

Dental Reconstructive Implants

Our dental reconstructive implant products and surgical and restorative techniques include:

Tapered Screw-Vent® Implant System.  Our highest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent System, with its two-stage design, was developed to minimize valuable chair time for restorations. Featuring a proprietary internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings, the Tapered Screw-Vent Product is a technologically advanced dental implant offering features designed to allow the clinician to meet the needs of patients. The Zimmer One-Piece Implant System, designed to complement the success of the Tapered Screw-Vent System, enhances this product line by offering clinicians a fast, convenient restorative option.

AdVent® Implant System.  Utilizing many features of the Tapered Screw-Vent System, the AdVent Product is a transgingival, one stage design that utilizes the same surgical system as the Tapered Screw-Vent System, allowing the clinician to use both design concepts without incurring the added cost of a second surgical system.

Tapered SwissPlus® Implant System.  Designed to meet the needs of clinicians who prefer a transgingival, one stage, dental implant, the Tapered SwissPlus System incorporates multiple lead threads for faster insertion time and a tapered body to allow it to be placed in tight interdental spaces. The Tapered SwissPlus System also incorporates an internal connection.

Dental Restorative Products

We commercialize products for the aesthetic market aimed at providing a more natural restoration. We offer a full line of prosthetic devices for each of the above dental implant systems as well as a custom solution, as follows:

Zimmer Hex-Lock® Contour Abutment and Restorative Products. Designed to be used with our Tapered Screw-Vent and One-Piece Implant Systems, our contour lines are a solution for addressing the diversity of patients’ needs. Featuring prepared margins, titanium and ceramic options and snap-on impression caps, our abutments are designed to simplify the restoration process, save time for clinicians and technicians and offer versatility.

During 2009, we released our new Hex-Lock Short Abutment and Restorative System, an all-inclusive system that promotes posterior restorations, as well as the Zimmer Contour Angled Zirconia Abutment engineered for use with the Tapered Screw-Vent implants to provide clinicians with a restorative solution for patients’ esthetic needs.

Dental Regenerative Products

We market the following product lines for use in regenerative techniques in oral surgery:

Puros® Allograft Products.  The Puros Material is an allograft material which in the case of mineralized bone and dermal tissues utilizes the Tutoplast®2 Tissue Processing Technique that provides exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental

2 Registered trademark of RTI Biologics, Inc.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

offers seven distinct Puros Allograft products to use together or separately for various bone and soft tissue grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate, Puros Block Allografts, Puros Pericardium Membranes, Puros Dermis Membranes and, in 2009, we extended our Puros portfolio by adding Puros Demineralized Bone Matrix (DBM) and Puros DBM Putty with Chips. We market the Puros Allograft Products through an agreement with RTI Biologics, Inc.

Through this same agreement with RTI Biologics, Inc., we provide CopiOs® Pericardium Membrane in the United States. Sourced from bovine pericardial tissue, CopiOs Pericardium Membrane provides the characteristics of natural tissue and can be used as a direct substitute for Puros Pericardium Membranes.

In addition, we extended our regenerative portfolio further in wound management by adding the HemCon®3 Dental Dressing, an advanced wound dressing material that utilizes a propriety chitosan-based technology to effectively seal the wound and minimize pain in various surgical procedures. The HemCon Dental Dressing is exclusively distributed by Zimmer Dental. In 2009, we also introduced our Zimmer Sinus Lift Balloon, created to simplify the delicate sinus lift procedure under an agreement with Osseous Technologies of America (OTA).

Spine Implants

Our Spine products division designs, manufactures and distributes medical devices and surgical instruments to deliver comprehensive solutions for those with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. We provide surgeons a broad range of technologies for posterior and anterior procedures in the cervical, thoracic and lumbar regions of the spine.

Zimmer Spine’s portfolio of spinal solutions includes:

Dynesys® Dynamic Stabilization System.  The Dynesys family of implants was designed to facilitate a more physiologic approach to low back spinal stabilization. The system threads flexible components, instead of traditional rigid titanium rods, through pedicle screws in order to stabilize affected spinal segments in a more natural anatomic position and to alleviate pain. The Dynesys Dynamic Stabilization System is currently indicated for use as an adjunct to fusion in the U.S.

PathFinder® Minimally Invasive Pedicle Screw System.  A pioneering technology in MIS, the PathFinder System is a posterior stabilization system used in fusion procedures of the lumbar and thoracic spine. The system easily facilitates single or multi-level procedures while featuring reduction, compression and distraction capabilities.

Universal Clamp® Spinal Fixation System.  The innovative design of the Universal Clamp implant allows it to be used alongside traditional hooks, screws and wires to treat scoliotic deformities and correct complex spinal pathologies.

Sequoia® Pedicle Screw System.  The Sequoia System was developed to simplify surgical flow, reduce implantation time and improve ergonomic tool design. This advanced pedicle screw system combines ergonomic instrumentation with an effective design that reduces implant metal volume.

Ardis® Interbody System.  The Ardis implant features a self-distracting nose, convex geometry and wide range of sizes. This versatile PEEK-OPTIMA®4 device incorporates a large space for graft placement, plus an advanced tooth design to effectively resist migration and expulsion during procedures. Ardis instrumentation was also designed to streamline the surgical procedure and improve surgeon comfort.

Trinica® Select Anterior Cervical Plating System.  The Trinica Select System is designed to simplify the surgical procedure with the Secure-Twist® anti-migration system, which provides visual confirmation of screw capture, as well as a wide variety of screw options to customize the construct depending on patient need.

Biological Products.  Zimmer Spine offers a full line of bone void filler products to accommodate most surgical procedures. Puros® Demineralized Bone Matrix is available in Putty and Putty with Chips formulations, and the CopiOs® Bone Void Filler family of products includes synthetic bone graft material in the form of sponges or pastes that are used to fill bone voids during spine surgery.

Wallis® Posterior Dynamic Stabilization System (available outside the U.S. only).  The Wallis system is an innovative spinal implant that was designed to stabilize the lumbar spine while preserving the anatomy and minimizing the need for bony resection. The Wallis system combines a PEEK-OPTIMA spacer linked to the vertebrae via a polyester band that permits an even distribution of stresses on bone.

Trauma

Trauma products include devices used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing processes. Fractures are most often stabilized using internal fixation devices such as plates, screws, nails, wires and pins, but may also be stabilized using external fixation devices. Orthobiologics are used in conjunction with traditional trauma devices to encourage healing and replace bone lost during an injury. We are focused on providing exceptional options to treat a broad range of traumatic injuries, addressing unmet clinical needs

3 Registered trademark of HemCon Medical Technologies, Inc.

4 Registered trademark of Victrex PLC Corporation, United Kingdom

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

and implementing next-generation technologies into our portfolio of trauma solutions.

Zimmer Trauma offers a comprehensive line of products, including:

Zimmer Natural Nailtm System.  The Zimmer Natural Nail System includes a series of intramedullary nails designed to address a broad range of long bone fractures. The nails are anatomically shaped and incorporate an innovative feature that allows the screws to be linked to the nails, creating a robust construct even in poor quality bone. Instrumentation for nail placement is designed to make it easy for surgeons to utilize the implants as well as to address growing concerns with obesity and osteoporosis.

NCB® Polyaxial Locking Plate System.  NCB Polyaxial Locking Plates provide surgeons with the ability to place screws with polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures of the distal femur, proximal humerus and proximal tibia. We continue to invest in additional applications of this exciting technology.

Zimmer Periarticular Locking Plate System.  The Zimmer Periarticular Locking Plate System combines advanced, anatomic designs with locking screw technology to create constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices.

Zimmer Universal Locking System.  The Zimmer Universal Locking System is a comprehensive system of mini and small fragment plates, screws and instruments for fracture fixation. The Universal Locking System plates resemble standard plates, but have figure-8 shaped holes which allow the plates to be used as compression plates, locked internal fixators or as an internal fixation system combining both techniques.

Zimmer Cable-Ready® System.  The Zimmer Cable-Ready System includes a series of instruments, cables and other implants that help a surgeon treat several different fracture types, including those that occur around a previously implanted device (periprosthetic). The cables are wrapped around the bone and then secured, either to themselves or to plates, to provide fixation for fractured limbs.

Orthopaedic Surgical Products

We develop, manufacture and market products that support our reconstructive, trauma, spine and dental implant procedures in the peri-operative environment, with a focus on Bone Cements, Surgical Wound Site Management and Blood Management. Orthopaedic Surgical Products include:

PALACOS®5 Bone Cement.  We have exclusive United States distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamiacin pre-mixed in the formulation; both are used by orthopaedic surgeons to reduce the risk of postoperative infection in second stage revisions. These products have handling characteristics that make them well-suited for minimally invasive procedures.

Hi-Fatiguetm6 Bone Cement.  We have exclusive European and Asian distribution rights for the Hi-Fatigue line of bone cement products manufactured by aap Biomaterials GmbH. Included in these brands are Hi-Fatigue and Hi-Fatigue G Bone Cements. The Hi-Fatigue G bone cement utilizes the antibiotic gentamiacin pre-mixed in the formulation and is used by orthopaedic surgeons to reduce the risk of postoperative infection.

A.T.S.® Automatic Tourniquet Systems.  The A.T.S.  Tourniquet Systems Product Line is a family of tourniquet machines and cuffs designed to safely create a bloodless surgical field. The portfolio includes the A.T.S. 3000 Tourniquet System, which utilizes proprietary technology to determine a patient’s proper “Limb Occlusion Pressure” (LOP) based on the patient’s specific physiology. A decrease in LOP may reduce tissue or nerve damage. The range of cuffs which complement the machines provides the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.

Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement System.  These Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are completely disposable to reduce the risk of cross contamination. While Pulsavac Plus and Pulsavac Plus LP Wound Debridement Systems are both battery-powered, the Pulsavac Plus AC Wound Debridement System is a disposable system that is powered by a reusable AC power source to address battery disposal concerns.

Zimmer Blood Reinfusion System (ZBRS) and Hemovac® Blood Management Systems.  These two blood management systems are part of a larger family that supports the clinician in managing patient blood loss after the surgical procedure. The ZBRS product is a closed-loop postoperative system that effectively salvages and filters the patient’s own blood, which can help reduce the dependency on banked blood and/or preoperative autologous donation.

HEALTHCARE CONSULTING

Our healthcare consulting services subsidiary, Accelero Health Partners, LLC (Accelero), is based in Canonsburg,

5 Registered trademark of Heraeus Kulzer GmbH
6 Registered trademark of aap Biomaterials GmbH & Co. KG

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

ORTHOBIOLOGICS

Our research and development efforts include an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects centralizing on the development of a variety of biologic technologies for musculoskeletal applications. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials/cell therapies which offer the possibility of treating damaged joints by biological repair rather than replacing them. A sampling of some of our key projects in the Orthobiologics area is set forth below.

We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral and osteochondral grafts for cartilage repair. ISTO creates cell-based therapies for cartilage regeneration using cells from juvenile donor cartilage. DeNovo ET Engineered Tissue Graft is a living tissue-engineered cartilage graft under clinical investigation for the restoration of cartilage defects, reestablishment of joint function and relief of pain in the knee. The Phase I/II clinical trial for DeNovo ET has been completed and the data has been supplied to the FDA with a request to allow Zimmer/ISTO to proceed with enrollment with the pivotal Phase III clinical trial. In addition, we completed the full launch of our first cartilage repair product, DeNovo NT Natural Tissue Graft, in 2009. This product provides particulated juvenile cartilage tissue for repair of articular cartilage defects of the knee, ankle, shoulder, hip, elbow and toe joints. More than 700 patients have undergone this innovative cartilage repair procedure.

Many musculoskeletal surgical procedures use bone grafts to help regenerate lost or damaged bone. Our Spine, Dental and Trauma divisions have introduced a technologically advanced all-human demineralized bone matrix, Puros DBM Putty and Putty with bone chips. This bone-derived allograft material is used to fill bone voids or defects. It is placed into the bone void where it is then completely replaced by natural bone during the healing process.

RESEARCH AND DEVELOPMENT

We have extensive research and development activities to develop new surgical techniques, materials, orthobiologics and product designs. The research and development functions work closely with our strategic brand marketing function. The rapid commercialization of innovative new materials, orthobiologics products, implant and instrument designs and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.

We are broadening our product offerings in each of the product categories and exploring new technologies with possible applications in multiple areas. For the years ended December 31, 2009, 2008 and 2007, we spent $205.4 million, $192.3 million and $182.6 million, respectively, on research and development. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2009, we employed more than 800 research and development employees worldwide.

We expect to continue to identify innovative technologies and consider acquiring complementary products or businesses, or establishing technology licensing arrangements or strategic alliances.

GOVERNMENT REGULATION AND COMPLIANCE

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The FDA has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (FCPA). As part of our global compliance program, we seek to address FCPA risks proactively.

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

COMPETITION

The orthopaedics industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Smith & Nephew plc, Wright Medical Group, Inc., Synthes, Inc. and Tornier, Inc.

In the Americas geographic segment, we and DePuy Orthopaedics, Inc., Stryker Corporation, Biomet, Inc., Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc), Wright Medical Group, Inc. and Synthes, Inc. account for a large majority of the total reconstructive and trauma implant sales.

In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with DePuy Orthopaedics, Inc., Stryker Corporation, Synthes, Inc. and Smith & Nephew plc, as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Aesculap AG (a subsidiary of B. Braun), Waldemar LINK GmbH & Co., KG and Mathys AG which, in addition to the global competitors, compete with us. Today most hip implants sold in Europe are products developed specifically for the European market, although global products are gaining acceptance. We will continue to develop and produce specially tailored products to meet specific European needs.

In the spinal implant category, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation, Biomet Trauma and Biomet Spine (subsidiaries of Biomet, Inc.) and NuVasive, Inc.

In the dental implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, Astra Tech Dental and Biomet 3i (a subsidiary of Biomet, Inc.).

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

MANUFACTURING AND RAW MATERIALS

We manufacture substantially all of our products at nine sites including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; Shannon, Ireland; and Etupes, France.

We believe that our manufacturing facilities are among the best in our industry in terms of automation and productivity and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous operational improvement and optimization. Our continuous improvement efforts are driven by Lean and Six Sigma methodologies. In addition, at certain

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

of our manufacturing facilities, many of the employees are cross-trained to perform a broad array of operations.

We generally target operating our manufacturing facilities at levels up to 90 percent of total capacity. We continually evaluate the potential to in-source products currently purchased from outside vendors to on-site production.

We have improved our manufacturing processes to protect our profitability and offset the impact of inflationary costs. We have, for example, employed computer-assisted robots and multi-axis grinders to precision polish medical devices; automated certain manufacturing and inspection processes, including on-machine inspection and process controls; purchased state-of-the-art equipment; in-sourced core products, such as castings and forgings; and negotiated reductions in third party supplier costs.

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

EMPLOYEES

We employ more than 8,200 employees worldwide, including more than 800 employees dedicated to research and development. Approximately 4,900 employees are located within the United States and approximately 3,300 employees are located outside of the United States, primarily throughout Europe and in Japan. We have over 3,500 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,600 employees. Fewer than 200 North American employees are members of a trade union covered by a collective bargaining agreement.

We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2012.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 15, 2010.

Name	Age	Position

David C. Dvorak	46	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	45	Senior Vice President and Chief Scientific Officer
James T. Crines	50	Executive Vice President, Finance and Chief Financial Officer
Derek M. Davis	40	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jeffery A. McCaulley	44	President, Zimmer Reconstructive
Bruno A. Melzi	62	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	56	President, Asia Pacific
Jeffrey B. Paulsen	48	Group President, Global Businesses
Chad F. Phipps	38	Senior Vice President, General Counsel and Secretary

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

Dr. Blanchard was appointed Senior Vice President and Chief Scientific Officer of Zimmer Holdings in December 2005. She

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

is responsible for Corporate Research, Global Quality and Regulatory Affairs, Global Medical Affairs, Biologics Research and Development and Biologics Marketing. From October 2003 to December 2005, Dr. Blanchard served as Vice President, Corporate Research and Clinical Affairs and from August 2002 to October 2003, she served as Vice President, Research and Biologics.

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

Mr. McCaulley was appointed President, Zimmer Reconstructive in November 2008. He has overall responsibility for the Global Reconstructive Business, including direct responsibility for Global Brand Management, Product Development and Medical Training and Education, as well as Americas Marketing and Sales. Prior to joining Zimmer, he served as President and Chief Executive Officer of the Health Division of Wolters Kluwer from 2005 and Vice President and General Manager of the Diabetes Division of Medtronic, Inc. from 2002.

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

Mr. Paulsen was appointed Group President, Global Businesses of Zimmer Holdings in December 2009. He has responsibility for Zimmer Spine, Zimmer Dental, Zimmer Trauma and Zimmer Orthopaedic Surgical Products. Prior to joining us, Mr. Paulsen served as Chief Operating Officer of MPS Group, Inc., a privately held environmental services and facility management firm, from September 2008 to December 2009. Prior to that, he served as Group President of TriMas Corporation, a specialty manufacturing company, from January 2007 to June 2008. Before joining TriMas Corporation, Mr. Paulsen held a number of increasingly responsible executive roles at Stryker Corporation from 1996 to December 2006, including President, Orthopaedic Reconstructive Division.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary of Zimmer Holdings in May 2007. He has global responsibility for our legal affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees our Government Affairs, Corporate Communications and Public Relations activities. From December 2005 to May 2007, Mr. Phipps served as Associate General Counsel and Corporate Secretary and from September 2003 to December 2005, he served as Associate Counsel and Assistant Secretary.

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

The following corporate governance and related documents, among others, are available through our website: Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, Audit Committee Charter, Compensation and Management Development Committee Charter, Corporate Governance Committee Charter and Science and Technology Committee Charter.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

operations and financial condition could be materially and adversely affected.

RISKS RELATED TO OUR BUSINESS

If we fail to comply with the terms of the Corporate Integrity Agreement we entered into in September 2007, we may be subject to exclusion from federal healthcare programs.

As previously reported, in September 2007 we settled an investigation conducted by the United States Attorney’s Office for the District of New Jersey (U.S. Attorney) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). A copy of the CIA is filed as an exhibit to this report. If we do not comply with the terms of the CIA, we could be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare.

We could be subject to further governmental investigations or actions by other third parties based on allegations of wrongdoing similar to those made by the U.S. Attorney.

Our settlement with the U.S. government does not preclude other governmental agencies or state authorities from conducting investigations or instituting proceedings based on allegations of wrongdoing similar to those made by the U.S. Attorney. As previously disclosed, we are cooperating with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with regard to an ongoing investigation into potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. We are also cooperating with investigative demands made by two state attorneys general. While we believe that the pending state investigations are not likely to have a material adverse effect on our business or financial condition, similar investigations by other states or governmental agencies are possible. We cannot assure that the costs of defending or resolving those investigations or proceedings would not have a material adverse effect on our financial condition, results of operations and cash flows.

Our temporary suspension of the U.S. marketing and distribution of one of our hip products has adversely affected sales growth, resulted in claims and may adversely affect our ability to compete in the hip resurfacing market in the U.S.

As previously reported, we temporarily suspended the marketing and distribution of our Durom Acetabular Component (Durom Cup) in the U.S. in July 2008. Although we resumed U.S. marketing and distribution in August 2008, we believe the effects of this action had a negative impact on our hip product sales growth through 2009 and may continue to have a negative impact in 2010.

Following our action, product liability lawsuits and other claims were asserted against us and additional similar claims may be asserted. In addition, our entry into the U.S. hip resurfacing market has been delayed as the Durom Cup had been integral to our plans for entry into that market.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

We sell our products in more than 100 countries and derive more than 40 percent of our net sales from outside the United States. We intend to continue to pursue growth opportunities in sales internationally, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

We also attempt to protect our trade secrets, proprietary know-how and continuing technological innovation with security measures, including the use of confidentiality agreements with our employees, consultants and collaborators. These measures may prove to be ineffective and any remedies available to us may be insufficient to compensate our damages.

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

We intend to continue to look for additional strategic acquisitions of other businesses that are complementary to our businesses and other companies with whom we could form strategic alliances or enter into other arrangements to develop or exploit intellectual property rights. These activities involve risks, including the following:

•	we may need to divert more management resources to integration than we planned, which may adversely affect our ability to pursue other more profitable activities;

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

•	the difficulties of integrating acquired businesses may be increased if we need to integrate geographically separated organizations, personnel with disparate business backgrounds and companies with different corporate cultures;
•	we may not recognize expected cost savings or the anticipated benefits of acquisitions or strategic alliances;
•	our acquisition candidates or strategic partners may have unexpected liabilities or prove unable to meet their obligations to us or the joint venture; and
•	the priorities of our strategic partners may prove incompatible with ours.

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

We and a number of our related parties are defending putative stockholder class action lawsuits alleging violations of the securities laws or violations of the federal Employee Retirement Income Security Act of 1974 arising out of trading or ownership of our common stock. We believe these lawsuits are without merit, and we intend to defend them vigorously. We may incur significant expenses associated with the defense of these lawsuits, however, and the necessary participation of our executive officers could detract from their ability to devote their full time and attention to our business operations.

RISKS RELATED TO OUR INDUSTRY

The ongoing investigation by the U.S. Securities and Exchange Commission and the U.S. Department of Justice regarding potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry could have a material adverse effect on our business, financial condition and cash flows.

We are cooperating fully with the U.S. Securities and Exchange Commission and the U.S. Department of Justice with regard to an ongoing investigation of potential violations of the Foreign Corrupt Practices Act in the sale of medical devices in a number of foreign countries by companies in the medical device industry. Although we have adopted policies and procedures designed to prevent improper payments and we train our employees, distributors and others concerning these issues, we cannot assure that violations of these requirements will not occur. If we are found to have violated the Foreign Corrupt Practices Act, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with governmental agencies or receive export licenses.

The impact of healthcare reform in the U.S. on us is uncertain.

There is increasing emphasis within the federal government to reform healthcare in the U.S., though it is uncertain whether new legislation will be enacted. To the extent that the number of uninsured or underinsured patients is reduced, demand for our products could marginally increase. However, efforts to pay for healthcare reform through a proposed new tax on medical device companies and efforts to contain healthcare costs, directly through pricing or reimbursement controls or indirectly by government-sponsored healthcare insurance, could have a material adverse effect on our sales and results of operations. Accordingly, the impact of healthcare reform on the medical device industry in general or us in particular remains uncertain.

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

In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors reduce reimbursement levels to hospitals and other healthcare providers for our products, demand for our products may decline, or we may experience pressure to

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. To remain competitive, we must continue to develop and acquire new products and technologies. Competition is primarily on the basis of:

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

We and our customers are subject to various governmental regulations relating to the manufacturing, labeling and marketing of our products, and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

insurance could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Offices, Research & Development & Manufacturing	Owned	140,000
Dover, Ohio	Warehousing	Leased	61,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing,	Leased	115,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	97,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Mödling, Austria	Offices & Warehousing	Owned	14,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Kiel, Germany	Offices & Warehousing	Leased	21,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	16,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	374,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

During 2009 we commenced manufacturing operations in our new 125,000 square feet Shannon, Ireland facility and began utilizing our new 94,000 square feet warehouse facility in Eschbach, Germany in an effort to expand our global distribution network. We believe the current facilities, including manufacturing, warehousing, research and development and office space provide sufficient capacity to meet ongoing demands. Once a facility reaches 85 percent utilization, we examine alternatives for either expanding that facility or acquiring new facilities to meet our ongoing demands.

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

Information pertaining to legal proceedings can be found in Note 17 to the Consolidated Financial Statements, which are included in this report under Item 8.

ITEM 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2009 and 2008 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2009:
First Quarter	$44.36	$30.67
Second Quarter	$47.41	$35.36
Third Quarter	$55.25	$38.55
Fourth Quarter	$60.64	$49.14

Year Ended December 31, 2008:
First Quarter	$79.78	$63.80
Second Quarter	$80.92	$66.12
Third Quarter	$74.55	$60.41
Fourth Quarter	$66.42	$34.10

We have not declared or paid dividends on our common stock since becoming a public company in 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.

The number of holders of our common stock on February 12, 2010 was approximately 350,200. On February 12, 2010, the closing price of the common stock, as reported on the New York Stock Exchange, was $57.24 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2009:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 2009	–	$–	40,940,867	$730,190,146
November 2009	3,892,800	56.88	44,833,667	508,750,284
December 2009	5,059,981	58.82	49,893,648	211,110,839

Total	8,952,781	$57.98	49,893,648	$211,110,839

(1)	Includes repurchases made under expired programs as well as the program announced in April 2008 authorizing $1.25 billion of repurchases through December 31, 2010.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

Summary of Operations	2009	2008	2007	2006	2005

Net sales	$4,095.4	$4,121.1	$3,897.5	$3,495.4	$3,286.1
Net earnings of Zimmer Holdings, Inc.	717.4	848.6	773.2	834.5	732.5
Earnings per common share
Basic	$3.34	$3.73	$3.28	$3.43	$2.96
Diluted	3.32	3.72	3.26	3.40	2.93
Average common shares outstanding
Basic	215.0	227.3	235.5	243.0	247.1
Diluted	215.8	228.3	237.5	245.4	249.8
Balance Sheet Data
Total assets	$7,785.5	$7,239.0	$6,633.7	$5,974.4	$5,721.9
Long-term debt	1,127.6	460.1	104.3	99.6	81.6
Other long-term obligations	328.5	353.9	328.4	323.4	348.3
Stockholders’ equity	5,638.7	5,653.9	5,452.4	4,923.2	4,685.1

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K.

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products (sometimes referred to in this report as OSP). We also provide other healthcare related services. We have operations in more than 25 countries and market products in more than 100 countries. We manage operations through three reportable geographic segments — the Americas, Europe and Asia Pacific.

Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Amounts in the years ended December 31, 2008 and 2007 related to sales of Dental products have been reclassified to conform to the 2009 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2009.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 2 percentage points of 2009 sales growth, which is 1 percentage point below the rate of growth from 2008 compared to 2007.

We believe the market for orthopaedic procedure volume temporarily decelerated from mid single digit growth rates to low single digit growth rates on a global basis due to the weakened global economy. We believe long-term market growth rates will be driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, hip stems with Kinectiv Technology, high-flex knees, knee revision products, porous hip stems and the introduction of patient specific devices continues to positively affect sales growth. Our 2 percentage points of sales growth in 2009 from volume and changes in mix decreased from 2008 and was lower than market growth due to the impact of the disruptive events discussed below.

Pricing Trends

Global selling prices decreased 1 percent during 2009 compared to flat pricing in 2008. Selling prices in the Americas decreased 1 percent during the year ended December 31, 2009, compared to flat pricing in the same 2008 period. Europe selling prices were flat for the year ended December 31, 2009, which is similar to the 2008 period. Asia Pacific selling prices decreased 1 percent for the year ended December 31, 2009, compared to a 3 percent decrease in the same 2008 period, as we anniversaried out of scheduled reductions in reimbursement prices in Japan. With the effect of governmental healthcare cost containment efforts and continuing pressure from local hospitals and health systems, we expect selling prices to decrease approximately 1 to 2 percent on a global basis for 2010.

Foreign Currency Exchange Rates

For 2009, foreign currency exchange rates resulted in a 2 percent decline in sales. If foreign currency exchange rates remain consistent with 2009 year end rates, we estimate that a weaker dollar versus foreign currency exchange rates will have a positive effect in 2010 of approximately 1 percent on sales. We address currency risk through regular operating and financing activities, and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Disruptive Events

We suffered customer losses as a result of disruptive factors experienced during 2008, including the implementation of our enhanced global compliance initiatives, our temporary suspension of U.S. marketing and distribution of the Durom Cup and our voluntary recall and suspension of production of certain OSP patient care products. We estimate that these customer losses reduced our global knee market share by approximately 1.5 percent and hip market share by approximately 2 percent on a cumulative basis through the end of 2008. These share losses affected sales growth in 2009, especially in the first six to nine months of the year, but stabilized as we concluded the year.

Global Economic Conditions

We believe adverse conditions in the broader economy have resulted in a slowdown in elective hospital procedures. We saw evidence of recovery in 2009, although the large developed countries in Europe appear to be lagging the U.S. and Japan. Although many of our products are used in elective procedures, we believe our core knee and hip franchises remain more insulated than many medical product categories from swings in the broader economy because the need for these procedures does not diminish, even if the

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

timing is affected. In particular, our dental revenues have experienced pressure due to the weak economic environment as many of those procedures are not reimbursed by third-party payors.

2010 Outlook

In the second half of 2009, we saw encouraging signs that orthopaedic procedure volumes in certain markets were recovering. Our market assumptions are that in 2010 knee and hip procedures will grow in mid single digits within the Americas and Asia Pacific markets, and remain flat to slightly positive in the large developed markets in Europe. Given the expected pacing of our new product launches, such as the Zimmer MMC Cup, Continuum Acetabular System and Zimmer Patient Specific Instruments, we anticipate our sales growth in 2010 to be greater in the second half of the year.

We expect to continue making investments in R&D in the range of 5 to 6 percent of sales. Assuming currency rates remain at year end 2009 levels, we expect our gross margin to be approximately 75 percent of sales in 2010. This takes into account the higher cost inventory we carry into 2010 as well as projected foreign currency hedge losses partially offset by lower anticipated excess and obsolete inventory charges in 2010. We expect the gross margin ratio to be slightly lower in the first half of 2010 as compared to the second half of the year. SG&A as a percent of sales is expected to decrease for the full year as we restore leverage from revenue growth offset, in part, by sales and marketing investments in support of new product launches. We have completed the infrastructure investment projects in Eschbach, Germany, our automated, centralized distribution facility for the Europe, Middle East and Africa region, and in Shannon, Ireland, our new implant manufacturing facility. Both facilities are now operational and should provide economic benefits for the full year 2010.

We expect interest expense will be unfavorable year-over-year due to the $1 billion senior notes offering we completed in the fourth quarter of 2009. The impact of this expense on our diluted earnings per share should be more than offset by the additional shares we repurchased with a portion of the proceeds from the notes offering.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales by Reportable Segment

The following table presents net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2009	2008	% Inc/(Dec)	Mix	Price	Exchange

Americas	$2,372.4	$2,353.9	1%	2%	(1)%	–%
Europe	1,119.2	1,179.1	(5)	1	–	(6)
Asia Pacific	603.8	588.1	3	1	(1)	3

Total	$4,095.4	$4,121.1	(1)	2	(1)	(2)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,760.6	$1,763.1	–%	3%	(1)%	(2)%
Hips	1,228.5	1,279.4	(4)	(1)	(1)	(2)
Extremities	135.6	121.0	12	14	–	(2)

Total	3,124.7	3,163.5	(1)	1	(1)	(1)

Dental	204.7	227.5	(10)	(9)	1	(2)
Trauma	234.8	222.3	6	5	1	–
Spine	253.6	229.7	10	12	–	(2)
OSP and other	277.6	278.1	–	(1)	1	–

Total	$4,095.4	$4,121.1	(1)	2	(1)	(2)

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by region (dollars in millions):

	Year Ended December 31,
	2009	2008	% Inc (Dec)

Reconstructive
Knees
Americas	$1,101.9	$1,089.8	1
Europe	429.2	452.6	(5)
Asia Pacific	229.5	220.7	4
Hips
Americas	565.9	576.1	(2)
Europe	448.6	493.9	(9)
Asia Pacific	214.0	209.4	2
Extremities
Americas	103.7	88.1	18
Europe	23.9	25.8	(7)
Asia Pacific	8.0	7.1	15

Total	3,124.7	3,163.5	(1)

Dental
Americas	102.8	114.9	(11)
Europe	78.2	82.2	(5)
Asia Pacific	23.7	30.4	(22)
Trauma
Americas	125.9	126.7	(1)
Europe	52.7	47.4	11
Asia Pacific	56.2	48.2	17
Spine
Americas	192.6	180.4	7
Europe	46.9	40.1	17
Asia Pacific	14.1	9.2	54
OSP and other
Americas	179.6	177.9	1
Europe	39.7	37.1	7
Asia Pacific	58.3	63.1	(8)

Total	$4,095.4	$4,121.1	(1)

Knees

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Gender Solutions Natural-Knee Flex System made a strong contribution. In Europe, changes in foreign currency exchange rates negatively affected knee sales by 6 percent.

Hips

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem, led hip stem sales, but those sales were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also made strong contributions. In the U.S. hip market, we had some product gaps related to our acetabular cups which have affected sales growth. This was most noticeable in the area of metal-on-metal articulation. In November 2009, the Continuum Acetabular System and the Zimmer MMC Cup were cleared for sale in the U.S. These systems give surgeons a comprehensive array of acetabular cup solutions that, in concert with our comprehensive stem portfolio, provide additional patient matching options. These cups have also received approval in various countries outside the U.S. and will help complete our product portfolios in those countries as well. In Europe, changes in foreign currency exchange rates negatively affected hip sales by 6 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales by 4 percent.

Extremities

The Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Trabecular Metal Technology is playing a critical role in addressing previously unmet clinical needs in the expanding extremities market.

Dental

The Tapered Screw-Vent Implant System led dental sales. Negative sales growth for our dental business reflects overall weakness in the global economy. We continue to believe the dental market will rebound as the global economy recovers and look forward to new opportunities as our product line is expanded through internal and external development efforts.

Trauma

Zimmer Periarticular Locking Plates and the ITST Intertrochanteric/Subtrochanteric Fixation System led trauma sales but were partially offset by declining sales of compression hip screws. Femoral and tibial nails within the new Zimmer Natural Nail system also made a contribution during the year.

Spine

In the fourth quarter of 2008, we acquired Abbott Spine. As a result of the acquisition, spine sales have increased but the increase is offset in part by sales losses associated with the integration of the business. Solid sales of acquired fusion devices as well as legacy interbody devices and bone graft substitutes partly offset a significant decline in sales of the Dynesys Dynamic Stabilization System during the year. We expect our spinal business will continue to experience reimbursement challenges related to the Dynesys system. Following the November 2009 non-approvable recommendation by the FDA advisory panel of our request for additional approved uses for the Dynesys system, we are exploring our options, which are presently uncertain. We believe that we generally have a solid portfolio of spine products as well as broad global distribution capabilities that should lead to improved performance over time.

OSP and other

OSP sales were led by PALACOS Bone Cement.  OSP product sales growth improved in the second half of 2009 due to the effect of anniversarying out of the voluntary suspension and recall of certain products during 2008 and by the reintroduction of wound debridement products in 2009.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

The following table presents estimated* 2009 global market size and market share information (dollars in billions):

	Global		Zimmer	Zimmer
	Market	Global Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$6.4	5%	27%	1
Hips	5.8	4	21	2
Extremities	1.0	15	13	3

Total	$13.2	5	24	1

Dental	$3.3	(5)	6	5
Trauma	$4.4	6	5	5
Spine***	$8.7	10	3	6

*	Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

**	Excludes the effect of changes in foreign currency exchange rates on sales growth

***	Spine includes related orthobiologics

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2009	2008	Inc (Dec)

Cost of products sold	24.2%	24.2%	–
Research and development	5.0	4.7	0.3
Selling, general and administrative	42.2	41.3	0.9
Certain claims	0.9	1.7	(0.8)
Goodwill impairment	1.8	–	1.8
Acquisition, integration, realignment and other	1.8	1.6	0.2
Net curtailment and settlement	(0.8)	–	(0.8)

Operating expenses	50.9	49.3	1.6

Operating profit	24.9	26.5	(1.6)
Interest and other income (expense), net	(0.5)	0.8	1.3

Cost of Products Sold

Gross margin in 2009 was unchanged compared to 2008. Manufacturing costs per unit increased in 2009 due to lower production levels. Excess inventory and obsolescence charges increased in 2009 as a result of certain product-specific matters and new product launches. These costs were offset by foreign currency hedge gains recognized in the 2009 period compared to hedge losses recognized in 2008.

Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings.

The following table reconciles the gross margin for 2008 to 2009:

Year ended December 31, 2008 gross margin	75.8%
Increased unit manufacturing costs	(1.7)
Excess and obsolete inventory	(0.4)
Foreign currency exchange impact, net	2.0
Other	0.1

Year ended December 31, 2009 gross margin	75.8%

Operating Expenses

Research and development expense, or R&D, increased to $205.4 million in 2009 from $192.3 million in 2008. This increase reflects additional spending on certain development, clinical and external research activities throughout 2009 in contrast to the delay in activities experienced in 2008 as we implemented our enhanced compliance program.

Selling, general and administrative expense, or SG&A, increased to $1,729.2 million in 2009, from $1,704.0 million in 2008. This is an increase of approximately 90 basis points compared to the prior year. SG&A expense in the 2008 period included approximately $60 million of incremental costs, such as monitor fees and consulting and legal fees associated with the global roll-out of our enhanced compliance program. The savings from these costs in 2009 have been offset by increased spending to fund enhanced medical education programs, Abbott Spine costs and increased product liability claims. In this challenging economic environment, we are carefully managing our SG&A spend, reducing expenses in certain areas in order to fund growth and productivity initiatives. Areas of investment include marketing and promotion and medical education and training. The acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets. Additionally, SG&A as a percentage of net sales is negatively impacted by the decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue, which has caused SG&A as a percentage of net sales to increase.

Certain claims expense is a provision for estimated Durom Cup patients undergoing revision surgeries within specified times. A provision of $69.0 million was originally recorded during 2008 with an additional $35.0 million recorded during 2009, bringing the total provision to $104.0 million for these claims. For more information regarding these claims, see Note 17 to the consolidated financial statements.

In connection with our annual goodwill impairment test performed in the fourth quarter of 2009, we noted that the carrying value of the assets of our U.S. Spine reporting unit was in excess of its estimated fair value. As a result, we recorded a related goodwill impairment charge of $73.0 million during the year ended December 31, 2009. For more information regarding goodwill impairment and the factors that led to the impairment, see Note 8 to the consolidated financial statements. We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five reporting units, the estimated fair value substantially exceeds its carrying value.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Acquisition, integration, realignment and other expenses for 2009 were $75.3 million compared to $68.5 million in 2008. During 2009, we initiated a workforce realignment, which included the elimination of positions in some areas and increases in others to support long-term growth. As a result of this realignment and headcount reductions from acquisitions, we incurred approximately $19.0 million of severance and termination-related expenses. Other items in acquisition, integration, realignment and other expenses in 2009 included approximately $9.4 million of expenses related to contract termination costs, $23.4 million of certain litigation matters that were recognized during the period and various costs incurred to integrate the Abbott Spine business acquired in the fourth quarter of 2008. Included in acquisition, integration, realignment and other expenses in 2008 was $38.5 million of in-process research and development related to the Abbott Spine acquisition and other costs related to the integration of Abbott Spine. See Note 2 to the consolidated financial statements for a more complete description of these charges.

We recognized a net curtailment and settlement gain of $32.1 million during 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans. For more information regarding the net curtailment and settlement gain, see Note 12 to the consolidated financial statements.

Operating Profit, Income Taxes and Net Earnings

Operating profit for 2009 decreased 7 percent to $1,018.8 million from $1,090.0 million in 2008. The decrease in operating profit is due to higher operating expenses, most notably the goodwill impairment charge.

Interest and other expense for 2009 increased to $20.6 million compared to income of $31.8 million in 2008. Interest and other income in 2008 included a realized gain of $38.8 million related to the sale of certain marketable securities. Interest expense increased in the 2009 period as the result of increased long-term debt used to partially fund the Abbott Spine acquisition and the $1.0 billion senior notes offering during 2009.

The effective tax rate on earnings before income taxes increased to 28.1 percent for 2009, up from 24.3 percent in 2008. The effective tax rate for 2009 is negatively impacted by the goodwill impairment charge of $73.0 million recorded during 2009 for which no tax benefit was recorded. The effective tax rate for 2008 includes the impact of a current tax benefit of $31.7 million related to the 2007 settlement expense, resulting in a decrease of approximately 3 percent in the 2008 effective tax rate. This impact on the 2008 effective tax rate was partially offset by Abbott Spine acquisition-related in-process research and development charges recorded during 2008 for which no tax benefit was recorded. These discrete items account for the majority of the change in our effective tax rate year-over-year.

Net earnings decreased 15 percent to $717.4 million for 2009, compared to $848.6 million in 2008, as a result of decreased operating profit, increased interest expense and an increased effective tax rate. Basic earnings per share in 2009 decreased 10 percent to $3.34 from $3.73 in 2008. Diluted earnings per share decreased 11 percent to $3.32 from $3.72 in 2008. The disproportional change in earnings per share as compared to net earnings is attributed to the effect of 2009 and 2008 share repurchases.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales by Reportable Segment

The following table presents net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2008	2007	% Inc	Mix	Price	Exchange

Americas	$2,353.9	$2,277.0	3%	3%	–%	–%
Europe	1,179.1	1,081.0	9	4	–	5
Asia Pacific	588.1	539.5	9	5	(3)	7

Total	$4,121.1	$3,897.5	6	3	–	3

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2008	2007	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,763.1	$1,634.6	8%	7%	(1)%	2%
Hips	1,279.4	1,221.4	5	2	(1)	4
Extremities	121.0	104.0	16	14	1	1

Total	3,163.5	2,960.0	7	5	(1)	3

Dental	227.5	221.0	3	–	1	2
Trauma	222.3	205.8	8	4	1	3
Spine	229.7	197.0	17	14	2	1
OSP and other	278.1	313.7	(11)	(14)	–	3

Total	$4,121.1	$3,897.5	6	3	–	3

The following table presents net sales by product category by region (dollars in millions):

	Year Ended December 31,
	2008	2007	% Inc (Dec)

Reconstructive
Knees
Americas	$1,089.8	$1,029.8	6%
Europe	452.6	407.8	11
Asia Pacific	220.7	197.0	12
Hips
Americas	576.1	568.3	1
Europe	493.9	459.9	7
Asia Pacific	209.4	193.2	8
Extremities
Americas	88.1	73.9	19
Europe	25.8	23.2	11
Asia Pacific	7.1	6.9	3

Total	3,163.5	2,960.0	7

Dental
Americas	114.9	118.9	(3)
Europe	82.2	71.3	15
Asia Pacific	30.4	30.8	(1)
Trauma
Americas	126.7	122.9	2
Europe	47.4	41.1	16
Asia Pacific	48.2	41.8	15
Spine
Americas	180.4	160.3	13
Europe	40.1	31.2	29
Asia Pacific	9.2	5.5	65
OSP and other
Americas	177.9	202.9	(12)
Europe	37.1	46.5	(20)
Asia Pacific	63.1	64.3	(2)

Total	$4,121.1	$3,897.5	6

Knees

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the NexGen LCCK Revision Knee, led knee sales. In addition, the Zimmer Unicompartmental High-Flex Knee and the Gender Solutions Natural-Knee Flex System exhibited strong growth. Changes in foreign currency exchange rates positively affected knee sales by 5 percent in Europe and by 6 percent in Asia Pacific.

Hips

The continued conversion to porous stems, including the Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem, led hip stem sales, but those sales were partially offset by weaker sales of cemented stems. Trabecular Metal Acetabular Cups and Longevity Highly Crosslinked Polyethylene Liners also had strong growth. The temporary suspension of marketing and distribution of the Durom Cup in the U.S. negatively impacted hip sales growth. Changes in foreign currency exchange rates positively affected hip sales by 5 percent in Europe and by 8 percent in Asia Pacific.

Extremities

The Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales.

Dental

Orthobiologicals and prosthetic implants, including strong growth of the Tapered Screw-Vent Implant System, led dental sales.

Trauma

Zimmer Periarticular Locking Plates and the ITST  Intertrochanteric/Subtrochanteric Fixation System led trauma sales.

Spine

The Dynesys Dynamic Stabilization System and the Trinica Select Anterior Cervical Plate System led spine sales, which also reflect an increase as a result of the Abbott Spine acquisition.

OSP and other

OSP sales were negatively affected by the patient care product recalls and related voluntary suspension of production of certain products, but these negative factors

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

were partially offset by strong growth in PALACOS Bone Cement.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2008	2007	Inc (Dec)

Cost of products sold	24.2%	22.5%	1.7
Research and development	4.7	4.7	–
Selling, general and administrative	41.3	38.9	2.4
Settlement	–	4.4	(4.4)
Certain claims	1.7	–	1.7
Acquisition, integration, realignment and other	1.6	0.6	1.0

Operating expenses	49.3	48.6	0.7

Operating profit	26.5	28.9	(2.4)
Interest and other income, net	0.8	0.1	0.7

Cost of Products Sold

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

The following table reconciles the gross margin for 2007 to 2008:

Year ended December 31, 2007 gross margin	77.5%
Foreign currency exchange impact, net	(0.8)
Excess and obsolete inventory	(0.6)
Inventory step-up	(0.2)
Other	(0.1)

Year ended December 31, 2008 gross margin	75.8%

Operating Expenses

R&D increased to $192.3 million for 2008 from $182.6 million in 2007 but remained unchanged as a percent of total sales. The year-over-year increase represents our continued investment in R&D to grow at or above sales growth.

SG&A expense increased to $1,704.0 million for 2008 from $1,516.7 million in 2007. Increased SG&A costs include monitor fees paid as part of our 2007 civil settlement with the U.S. government regarding financial relationships with consulting orthopaedic surgeons, as well as consulting and legal fees associated with the global implementation of our enhanced compliance initiatives. Expenses related to other operating initiatives also caused an increase in SG&A as a percentage of net sales. Such operating initiatives include the planned implementation of a global IT system and improving quality systems at our Dover facility. Additionally, selling costs increased as a result of the ORTHOsoft acquisition, an increase in the headcount of our sales force in certain locations, increased commission incentives to sell certain key products and a change in the mix of commissions earned as a result of lower OSP sales.

Settlement expense of $169.5 million for 2007 relates to the payment we made as part of the 2007 civil settlement.

Certain claims expense of $69.0 million is a provision for estimated claims from Durom Cup patients undergoing revision surgeries within specified periods. For more information regarding these claims, see Note 17 to the consolidated financial statements.

Acquisition, integration and other expenses increased to $68.5 million for 2008, compared to $25.2 million in 2007. The acquisition, integration and other expenses recorded during 2008 include $38.5 million for in-process research and development related to the Abbott Spine acquisition, costs related to the integration of Abbott Spine, facility consolidation costs, legal fees and retention and termination payments, partially offset by favorable adjustments to certain liabilities of acquired companies. The acquisition, integration and other expenses recorded during 2007 reflect in-process research and development write-offs related to acquisitions, costs related to the integration of acquired U.S. distributors, estimated settlements for certain pre-acquisition product liability claims, integration consulting fees and costs for integrating information technology systems. See Note 2 to the consolidated financial statements for a more complete description of these charges.

Operating Profit, Income Taxes and Net Earnings

Operating profit for 2008 decreased 3 percent to $1,090.0 million from $1,127.6 million in 2007. Operating profit for 2007 included the effect of the non-recurring settlement expense of $169.5 million. Excluding the impact of the settlement expense in 2007, operating profit for 2008 would still have been unfavorable compared to 2007 as a result of lower gross margins, increases in SG&A costs attributable to the implementation of our enhanced compliance initiatives and certain claims expense of $69.0 million.

Interest and other income for 2008 increased to $31.8 million from $4.0 million in 2007. Interest and other income for 2008 includes a realized gain of $38.8 million related to the sale of certain marketable securities, partially offset by increased interest expense as a result of an increase in outstanding long-term debt.

The effective tax rate on earnings before income taxes decreased to 24.3 percent for 2008, down from 31.6 percent in 2007. The effective tax rate for the 2007 period reflects the effect of the $169.5 million settlement expense for which no tax benefit had previously been recognized. During 2008, we recorded a current tax benefit of $31.7 million related to the settlement expense, resulting in a decrease of approximately 3 percent to the current period effective tax rate. The effective tax rate for 2008 was further reduced as a result of increased profits in lower tax jurisdictions. These decreases in the effective tax rate were partially offset by Abbott Spine acquisition-related in-process research and development

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

charges recorded during 2008 for which no tax benefit was recorded.

Net earnings increased 10 percent to $848.6 million for 2008 compared to $773.2 million in 2007, as the decrease in operating profit was more than offset by favorable items in interest and other income and a lower effective tax rate. Basic and diluted earnings per share increased 14 percent to $3.73 and $3.72, respectively, from $3.28 and $3.26 in 2007. The higher growth rate in earnings per share as compared to net earnings is attributed to the effect of 2008 and 2007 share repurchases.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,117.5 million in 2009 compared to $1,038.1 million in 2008. The principal source of cash from operating activities in 2009 was net earnings. Non-cash charges included in net earnings accounted for another $446.4 million of operating cash. All other items of operating cash flows in 2009 reflect a use of $46.3 million of cash. The resolution of outstanding payments to healthcare professionals and institutions resulted in increased cash outflows during the 2009 period compared to the delay in similar payments during the 2008 period as we implemented our enhanced global compliance program. The resolution of these outstanding payments, along with a change in the timing of employee bonus payments compared to the 2008 period and product liability payments, contributed to increased outflows from accrued expenses in 2009. These outflows were partially offset by improved accounts receivable collections and better inventory management.

At December 31, 2009, we had 56 days of sales outstanding in trade accounts receivable, a decrease of 3 days when compared to December 31, 2008, reflecting improved collections across all geographic segments. At December 31, 2009, we had 302 days of inventory on hand, a decrease of 42 days compared to December 31, 2008. Over the past two years we have made significant investments in inventory, including investments in response to growing demand for systems that provide more versatility and better fit for patients. In 2009 we made progress rationalizing these investments through reductions in field-based consignments and through the use of new inventory management tools to speed returns and redeployments. The continued build out of pipeline inventory for planned product launches should partially offset these reductions in field consignments in 2010.

Cash flows used in investing activities were $381.2 million in 2009 compared to $924.2 million in 2008. Additions to instruments decreased in 2009 compared to the 2008 period, as year-over-year spending on instruments declined compared to the significant investments made in 2008. In 2010, we expect to spend approximately $170 – $180 million on instruments to support new products and sales growth. Spending on other property, plant and equipment decreased to $105.1 million during 2009 compared to $250.0 million in the same 2008 period. Spending on property, plant and equipment decreased compared to 2008 levels, as certain planned infrastructure initiatives from 2008 were completed and as we adjusted spending to lower production volumes. During 2010, we expect to purchase approximately $150 – $160 million in other property, plant and equipment, reflecting the cash outlays necessary to complete new product-related investments and normal replacement of older machinery and equipment. Acquired intellectual property rights were $35.8 million in 2009 compared to $109.4 million in 2008. These items relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of existing contractual arrangements. These lump-sum payments were based upon a third party fair market valuation of the current net present value of the contractual arrangements. During 2009 we invested excess cash of approximately $66.4 million in certificates of deposit that have original maturities greater than 90 days. Investments in other assets in both 2009 and 2008 primarily relate to payments to acquire certain foreign-based distributors. Investments in other assets in 2007 primarily related to payments to acquire Endius and ORTHOsoft. Included in investing cash flows in 2008 were $363.0 million paid to acquire Abbott Spine and $54.9 million of proceeds we received from the sale of certain equity securities.

Cash flows used in financing activities were $262.1 million for 2009 compared to $343.5 million in 2008. In November 2009, we sold $1.0 billion aggregate principal amount of senior unsecured notes (Senior Notes) in a public offering. We received net proceeds of approximately $998.8 million, net of an offering discount of $1.2 million. We also paid an additional $8.5 million of debt issuance costs related to the sale of the Senior Notes. The proceeds of the offering were used to repay amounts outstanding under our senior credit facility, to finance our stock repurchase program and for general corporate purposes. We repurchased $923.7 million of our common stock in 2009 as compared with $737.0 million in 2008 under our stock repurchase programs.

The Senior Notes include two tranches: $500 million aggregate principal amount of 4.625% Senior Notes due November 30, 2019, and $500 million aggregate principal amount of 5.75% Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year beginning on May 30, 2010 until maturity. The Senior Notes are rated A- by Standard & Poor’s Ratings Services and are rated Baa1 by Moody’s Investors’ Service, Inc.

We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 20 basis points, in the case of the 2019 notes, and 25 basis points, in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $128.8 million outstanding under the Senior Credit Facility at December 31, 2009, and an availability of $1,221.2 million. The Senior Credit Facility contains provisions by which we can increase the line to $1,750 million.

We also have available uncommitted credit facilities totaling $84.1 million.

We may use excess cash or further borrow against our Senior Credit Facility, subject to limits set by our Board of Directors, to repurchase additional common stock under the $1.25 billion program which expires December 31, 2010. Approximately $211.1 million remains authorized for future repurchases under this plan.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our expected working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business which will require future payments. The following table illustrates our contractual obligations (in millions):

			2011	2013	2015
			and	and	and
Contractual Obligations	Total	2010	2012	2014	Thereafter

Long-term debt	$1,127.6	$–	$128.8	$–	$998.8
Interest payments	1,095.6	53.7	103.8	103.8	834.3
Operating leases	134.6	37.3	47.6	26.6	23.1
Purchase obligations	33.0	27.8	5.1	0.1	–
Long-term income taxes payable	94.3	–	56.5	15.3	22.5
Other long-term liabilities	234.2	–	81.7	26.2	126.3

Total contractual obligations	$2,719.3	$118.8	$423.5	$172.0	$2,005.0

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

Income Taxes – Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. We are subject to regulatory review or audit in virtually all of those jurisdictions and those reviews and audits may require extended periods of time to resolve. We record our income tax provisions based on our knowledge of all relevant facts and circumstances, including existing tax laws, our experience with previous settlement agreements, the status of current examinations and our understanding of how the tax authorities view certain relevant industry and commercial matters.

We recognize tax liabilities in accordance with the Financial Accounting Standards Board’s (FASB) guidance on income taxes and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Commitments and Contingencies – Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related legal fees and for claims incurred but not reported. We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims. Historical patterns of claim loss development

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model. During 2009, in addition to our general product liability estimates and the $69.0 million provision recorded in 2008 related to the Durom Cup, we recorded an additional provision for certain claims of $35.0 million representing management’s updated estimate of liability to Durom Cup patients undergoing revisions associated with surgeries occurring before July 2008 and within two years of the original surgery date. These parameters are consistent with our data which indicates that cup loosenings associated with surgical technique are most likely to occur within that time period. We expect to pay the majority of these claims within the next three years. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair valuation measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

In the fourth quarter of 2009, we determined our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using an equal weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the comparable transaction methodology, which uses valuation indicators determined from sales of other businesses that are similar to our U.S. Spine reporting unit. Factors that contributed to the estimated fair value of the reporting unit being below its carrying value included a decrease in projected revenues related to the Dynesys Dynamic Stabilization System. This product line experienced increased competition and insurance reimbursement issues in 2009. We have been seeking approval from the FDA to market this product differently in the U.S., which would enhance its position in the market. However, in November 2009 an FDA advisory panel issued a non-approvable recommendation, increasing the uncertainty of the estimated future cash flows. In addition to the Dynesys product, revenues from other products have been affected as we work through the integration of the sales channel following the Abbott Spine acquisition.

As a result, we recorded a related goodwill impairment charge of $73.0 million during the year ended December 31, 2009.

We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five reporting units, the estimated fair value substantially exceeds its carrying value.

Share-based Payment – We measure share-based payment expense at the grant date based on the fair value of the award and recognize expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of stock options and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. We estimate expected volatility based upon the implied volatility of our actively traded options. The expected life of stock options and estimated forfeitures are based upon our employees’ historical exercise and forfeiture behaviors. The assumptions used in determining the grant date fair value and the expected forfeitures represent management’s best estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Information about recent accounting pronouncements is included in Note 2 to the Consolidated Financial Statements, which are included in this report under Item 8.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in foreign currency exchange rates, interest rates and commodity prices that could affect our financial condition, results of operations and cash flows. We manage our exposure to these and other market risks through regular operating and financing activities and through the use of derivative financial instruments. We use derivative financial instruments solely as risk management tools and not for speculative investment purposes.

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts and options with major financial institutions. These forward contracts and options are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts and options that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.

For contracts outstanding at December 31, 2009, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2010 through June 2012. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2009 and 2008 were $1.1 billion and $1.3 billion, respectively. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2009 and 2008 were $202.4 million and $207.5 million, respectively. The weighted average contract rates outstanding are Euro:USD 1.40, USD:Swiss Franc 1.10, USD:Japanese Yen 94, British Pound:USD 1.66, USD:Canadian Dollar 1.11, Australian Dollar:USD 0.75, USD:Korean Won 1,208 and USD:Swedish Krona 7.52.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2009 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar, Korean Won and Swedish Krona, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2012, depending on the direction of the change, by an average approximate amount of $54.9 million, $20.5 million, $25.0 million, $10.2 million, $4.7 million, $9.9 million, $2.9 million and $1.8 million for the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar, Korean Won and Swedish Krona contracts, respectively. Any change in the fair value of foreign currency exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.

We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $2,346 million at December 31, 2009, primarily in Swiss Francs, Japanese Yen and Euros. Approximately $1,309 million of the net asset exposure at December 31, 2009 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

material effect on our consolidated financial position, results of operations or cash flows.

INTEREST RATE RISK

In the normal course of business, we are exposed to market risk from changes in interest rates that could affect our results of operations and financial condition. We manage our exposure to interest rate risks through our regular operations and financing activities.

Presently, we invest our cash and cash equivalents primarily in U.S. government treasury funds and bank deposits. The primary investment objective is to ensure capital preservation of our invested principal funds by limiting default and market risk. Currently, we do not use derivative financial instruments in our investment portfolio.

Our principal exposure to interest rate risk arises from the variable rates associated with our credit facilities. Our Senior Notes have fixed interest rates and are not exposed to any risk from movement in interest rates. We are subject to interest rate risk through movements in interest rates on the committed Senior Credit Facility and our uncommitted credit facilities. Presently, all of our debt outstanding under the Senior Credit Facility bears interest at short-term rates. We currently do not hedge our interest rate exposure, but we may do so in the future. Based upon our overall interest rate exposure as of December 31, 2009, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on interest expense. Further, this analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash, cash equivalents, counterparty transactions and accounts receivable.

We place our investments in highly rated financial institutions and money market instruments and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents and investments.

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2009, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2009, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To The Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2010

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

(in millions, except per share amounts)
For the Years Ended December 31,	2009	2008	2007

Net Sales	$4,095.4	$4,121.1	$3,897.5
Cost of products sold	990.8	997.3	875.9

Gross Profit	3,104.6	3,123.8	3,021.6

Research and development	205.4	192.3	182.6
Selling, general and administrative	1,729.2	1,704.0	1,516.7
Settlement (Note 17)	–	–	169.5
Certain claims (Note 17)	35.0	69.0	–
Goodwill impairment (Note 8)	73.0	–	–
Acquisition, integration, realignment and other (Note 2)	75.3	68.5	25.2
Net curtailment and settlement (Note 12)	(32.1)	–	–

Operating expenses	2,085.8	2,033.8	1,894.0

Operating Profit	1,018.8	1,090.0	1,127.6
Interest and other income (expense), net	(20.6)	31.8	4.0

Earnings before income taxes	998.2	1,121.8	1,131.6
Provision for income taxes	280.8	272.3	357.9

Net earnings	717.4	849.5	773.7
Less: Net earnings attributable to noncontrolling interest	–	(0.9)	(0.5)

Net Earnings of Zimmer Holdings, Inc.	$717.4	$848.6	$773.2

Earnings Per Common Share – Basic	$3.34	$3.73	$3.28

Earnings Per Common Share – Diluted	$3.32	$3.72	$3.26

Weighted Average Common Shares Outstanding
Basic	215.0	227.3	235.5
Diluted	215.8	228.3	237.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

(in millions)
December 31,	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$691.7	$212.6
Restricted cash	0.1	2.7
Certificates of deposit	66.4	–
Accounts receivable, less allowance for doubtful accounts	751.4	732.8
Inventories, net	913.2	928.3
Prepaid expenses and other current assets	105.3	103.9
Deferred income taxes	209.9	198.3

Total Current Assets	2,738.0	2,178.6
Property, plant and equipment, net	1,221.7	1,264.1
Goodwill	2,783.5	2,774.8
Intangible assets, net	858.0	872.1
Other assets	184.3	149.4

Total Assets	$7,785.5	$7,239.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134.6	$186.4
Income taxes	57.5	26.6
Other current liabilities	498.6	558.1

Total Current Liabilities	690.7	771.1
Other long-term liabilities	328.5	353.9
Long-term debt	1,127.6	460.1

Total Liabilities	2,146.8	1,585.1

Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 254.1 million (253.7 million in 2008) issued	2.5	2.5
Paid-in capital	3,214.6	3,138.5
Retained earnings	5,102.5	4,385.5
Accumulated other comprehensive income	358.6	240.0
Treasury stock, 49.9 million shares (30.1 million shares in 2008)	(3,039.5)	(2,116.2)

Total Zimmer Holdings, Inc. stockholders’ equity	5,638.7	5,650.3
Noncontrolling interest	–	3.6

Total Stockholders’ Equity	5,638.7	5,653.9

Total Liabilities and Stockholders’ Equity	$7,785.5	$7,239.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

(in millions)
	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity

Balance January 1, 2007	248.9	$2.5	$2,743.2	$2,768.5	$209.2	(12.1)	$(802.9)	$2.7	$4,923.2
Net earnings	–	–	–	773.2	–	–	–	0.5	773.7
Other comprehensive income	–	–	–	–	81.1	–	–	–	81.1
Adoption of FASB’s uncertain tax position guidance	–	–	–	(4.8)	–	–	–	–	(4.8)
Stock compensation plans, including tax benefits	3.3	–	255.9	–	–	–	–	–	255.9
Share repurchases						(7.2)	(576.3)		(576.3)
Currency translation	–	–	–	–	–	–	–	(0.4)	(0.4)

Balance December 31, 2007	252.2	2.5	2,999.1	3,536.9	290.3	(19.3)	(1,379.2)	2.8	5,452.4
Net earnings	–	–	–	848.6	–	–	–	0.9	849.5
Other comprehensive loss	–	–	–	–	(50.3)	–	–	–	(50.3)
Stock compensation plans, including tax benefits	1.5	–	139.4	–	–	–	–	–	139.4
Share repurchases	–	–	–	–	–	(10.8)	(737.0)	–	(737.0)
Currency translation	–	–	–	–	–	–	–	(0.1)	(0.1)

Balance December 31, 2008	253.7	2.5	3,138.5	4,385.5	240.0	(30.1)	(2,116.2)	3.6	5,653.9
Net earnings	–	–	–	717.4	–	–	–	–	717.4
Other comprehensive income	–	–	–	–	118.6	–	–	–	118.6
Purchase of noncontrolling interest	–	–	(5.0)	–	–	–	–	(3.6)	(8.6)
Stock compensation plans, including tax benefits	0.4	–	81.1	(0.4)	–	–	0.4	–	81.1
Share repurchases	–	–	–	–	–	(19.8)	(923.7)	–	(923.7)

Balance December 31, 2009	254.1	$2.5	$3,214.6	$5,102.5	$358.6	(49.9)	$(3,039.5)	$–	$5,638.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

(in millions)
For the Years Ended December 31,	2009	2008	2007

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$717.4	$848.6	$773.2
Adjustments to reconcile net earnings to net cash provided
by operating activities:
Depreciation and amortization	337.4	275.1	230.0
Goodwill impairment	73.0	–	–
Gain on sale of investments	–	(38.8)	–
In-process research and development	–	38.5	6.5
Net curtailment and settlement	(32.1)	–	–
Share-based compensation	75.3	69.9	70.1
Inventory step-up	12.5	7.0	0.5
Deferred income tax provision	(19.7)	2.0	63.9
Income tax benefit from stock option exercises	3.5	12.5	40.8
Excess income tax benefit from stock option exercises	(0.4)	(6.5)	(27.0)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes payable	7.0	(77.3)	6.1
Receivables	(4.6)	(44.4)	(12.5)
Inventories	36.2	(148.1)	(58.0)
Accounts payable and accrued liabilities	(132.6)	119.3	61.9
Other assets and liabilities	44.6	(19.7)	(71.1)

Net cash provided by operating activities	1,117.5	1,038.1	1,084.4

Cash flows provided by (used in) investing activities:
Additions to instruments	(123.7)	(237.9)	(138.5)
Additions to other property, plant and equipment	(105.1)	(250.0)	(192.7)
Acquisition of intellectual property rights	(35.8)	(109.4)	–
Purchases of certificates of deposit	(66.4)	–	–
Proceeds from sale of investments	–	54.9	–
Abbott Spine acquisition, net of acquired cash	–	(363.0)	–
Investments in other assets	(50.2)	(18.8)	(160.3)

Net cash used in investing activities	(381.2)	(924.2)	(491.5)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) under revolving credit facility	(330.0)	330.0	–
Debt issuance costs	(8.5)	–	–
Proceeds from employee stock compensation plans	9.5	57.0	149.8
Excess income tax benefit from stock option exercises	0.4	6.5	27.0
Repurchase of common stock	(923.7)	(737.0)	(576.3)
Proceeds from issuance of notes	998.8	–	–
Acquisition of noncontrolling interest	(8.6)	–	–

Net cash used in financing activities	(262.1)	(343.5)	(399.5)

Effect of exchange rates on cash and cash equivalents	4.9	(21.7)	4.8

Increase (decrease) in cash and cash equivalents	479.1	(251.3)	198.2
Cash and cash equivalents, beginning of year	212.6	463.9	265.7

Cash and cash equivalents, end of year	$691.7	$212.6	$463.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

(in millions)
For the Years Ended December 31,	2009	2008	2007

Net Earnings	$717.4	$849.5	$773.7
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	114.0	(49.4)	101.1
Unrealized foreign currency hedge gains/(losses), net of tax effects of $8.9 in 2009, $0.7 in 2008 and $11.5 in 2007	(28.9)	35.0	(49.8)
Reclassification adjustments on foreign currency hedges, net of tax effects of $(0.1) in 2009, $(9.2) in 2008 and $(1.3) in 2007	(18.1)	43.4	27.0
Unrealized gains/(losses) on securities, net of tax effects of $0.1 in 2009, $(15.2) in 2008 and $0.9 in 2007	(0.3)	24.4	(1.4)
Reclassification adjustments on securities, net of tax effects of $15.0 in 2008	–	(23.8)	–
Prior service cost and unrecognized gain/(loss) in actuarial assumptions, net of tax effects of $(1.4) in 2009, $14.1 in 2008 and $(0.4) in 2007	51.9	(79.9)	4.2

Total Other Comprehensive Income (Loss)	118.6	(50.3)	81.1
Comprehensive (Loss) Attributable to Noncontrolling Interest	–	(0.9)	(0.5)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$836.0	$798.3	$854.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products. We also provide other healthcare related services. Orthopaedic reconstructive implants restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal implants are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.

The words “we”, “us”, “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling equity position. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2009, 2008 and 2007 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories account for approximately 20 percent of our net sales. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days. In some cases sales incentives may be earned by a customer for purchasing a specified amount of our product. We estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned, and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2009, 2008 and 2007.

The reserves for doubtful accounts were $18.8 million and $20.0 million as of December 31, 2009 and 2008, respectively.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $121.8 million, $117.3 million and $104.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Acquisition, Integration, Realignment and Other – We recognize expenses resulting directly from our business combinations and other items as “Acquisition, integration,

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

realignment and other” expenses. Acquisition, integration, realignment and other expenses for the years ended December 31, 2009, 2008 and 2007, included (in millions):

	2009	2008	2007

Adjustment or impairment of acquired assets and obligations, net	$(1.5)	$(10.4)	$(1.2)
Consulting and professional fees	11.7	13.2	1.0
Employee severance and retention, including share-based compensation acceleration	19.0	0.2	1.6
Information technology integration	1.1	0.7	2.6
In-process research & development	–	38.5	6.5
Vacated facilities	1.4	–	–
Facility and employee relocation	5.4	7.5	–
Distributor acquisitions	1.1	6.9	4.1
Certain litigation matters	23.4	–	–
Contract terminations	9.4	5.7	5.4
Other	4.3	6.2	5.2

Acquisition, integration, realignment and other	$75.3	$68.5	$25.2

Adjustment or impairment of acquired assets and obligations relates to impairment on assets that were acquired in business combinations or adjustments to certain liabilities of acquired companies due to changes in circumstances surrounding those liabilities subsequent to the related measurement period.

Consulting and professional fees relate to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources and include third-party fees related to severance and termination benefits matters. These fees also include legal fees related to litigation matters involving acquired businesses that existed prior to our acquisition or resulted from our acquisition.

During 2009, we commenced a global realignment initiative to focus on business opportunities that best support our strategic priorities. As part of this realignment, we initiated changes in our work force, eliminating positions in some areas and increasing others. Approximately 300 employees from across the globe were affected by these actions. As a result of these changes in our work force and headcount reductions from acquisitions, we recorded expense of $19.0 million related to severance and other employee termination-related costs. These termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid during 2009.

Information technology integration relates to the non-capitalizable costs associated with integrating the information systems of acquired businesses.

In-process research and development charges for 2008 relate to the acquisition of Abbott Spine. In-process research and development charges for 2007 relate to the acquisitions of Endius and ORTHOsoft.

In 2009, we ceased using certain leased facilities and, accordingly, recorded expense for the remaining lease payments, less estimated sublease recoveries, and wrote-off any assets being used in those facilities.

Facility and employee relocation relates to costs associated with relocating certain facilities. Most notably, we consolidated our legacy European distribution centers into a new distribution center in Eschbach, Germany.

Over the past three years we have acquired a number of U.S. and foreign-based distributors. We have incurred various costs related to the acquisition and integration of those businesses.

Certain litigation matters relate to costs recognized during the year for the estimated or actual settlement of various legal matters, including patent litigation matters, commercial litigation matters and matters arising from our acquisitions of certain competitive distributorships in prior years. We recognize expense for the potential settlement of a legal matter when we believe it is probable that a loss has been incurred and we can reasonably estimate the loss. In 2009, we made a concerted effort to settle many of these matters to avoid further litigation costs.

Contract termination costs relate to terminated agreements in connection with the integration of acquired companies. The terminated contracts primarily relate to sales agents and distribution agreements.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Certificates of Deposit – We invest in cash deposits with original maturities greater than three months and classify these investments as certificates of deposit on our consolidated balance sheet. The carrying amounts reported in the balance sheet for certificates of deposit are valued at cost, which approximates their fair value.

Inventories – Inventories, net of allowances for obsolete and slow-moving goods, are stated at the lower of cost or market, with cost determined on a first-in first-out basis.

Property, Plant and Equipment – Property, plant and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements and three to eight years for machinery and equipment. Maintenance and repairs are expensed as incurred. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount. An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Software Costs – We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to ten years.

Instruments – Instruments are hand-held devices used by surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost, net of allowances for excess and obsolete instruments. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. Depreciation of instruments is recognized as selling, general and administrative expense.

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the year ended December 31, 2009, we recorded a goodwill impairment charge of $73.0 million related to our U.S. Spine reporting unit. See Note 8 for more information regarding goodwill and goodwill impairment.

Intangible Assets – Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. Indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer-related intangibles, intellectual property rights and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from less than one year to 40 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates.

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

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

Derivative Financial Instruments – We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. See Note 11 for more information regarding our derivative and hedging activities.

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

The components of accumulated other comprehensive income are as follows (in millions):

	Balance at	Other	Balance at
	December 31,	Comprehensive	December 31,
	2008	Income (Loss)	2009

Foreign currency translation	$319.4	$114.0	$433.4
Foreign currency hedges	33.0	(47.0)	(14.0)
Unrealized gain/(loss) on securities	(1.3)	(0.3)	(1.6)
Unrecognized prior service cost and
unrecognized gain/(loss) in actuarial assumptions	(111.1)	51.9	(59.2)

Accumulated other comprehensive income	$240.0	$118.6	$358.6

During 2008, we reclassified an investment previously accounted for under the equity method to an available-for-sale investment as we no longer exercised significant influence over the third-party investee. The investment was marked-to-market in accordance with the FASB’s guidance on accounting for certain investments in debt and equity securities, resulting in a net unrealized gain of $23.8 million recorded in other comprehensive income for 2008. This unrealized gain was reclassified to the income statement when we sold this investment in 2008 for total proceeds of $54.9 million and a gross realized gain of $38.8 million included in interest and other income. The basis of these securities was determined based on the consideration paid at the time of acquisition.

Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of shareholders equity. We reissue common stock held in treasury only for limited purposes.

Noncontrolling Interest – On January 1, 2009, we adopted the FASB’s newly issued guidance related to noncontrolling interests. This new guidance changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of equity. This new guidance requires retroactive adoption of the presentation and disclosure requirements for existing noncontrolling interests. This adoption did not have a material impact on our consolidated financial statements or results of operations. During the year ended December 31, 2009, we acquired 100 percent ownership of our only outstanding noncontrolling interest for approximately $8.6 million. This purchase was recorded as an equity transaction and is reflected as a financing activity in our consolidated statement of cash flows. As a result, the carrying balance of the noncontrolling interests of $3.6 million was eliminated, and the remaining $5.0 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction in paid-in capital. Transactions with noncontrolling interests had the following

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

effect on equity attributable to Zimmer Holdings, Inc. (in millions):

	2009	2008

Net earnings of Zimmer Holdings, Inc.	$717.4	$848.6
Transfers to noncontrolling interests:
Decrease in equity related to the purchase of noncontrolling interests	(5.0)	–

Change from net earnings of Zimmer Holdings, Inc. and transfers to noncontrolling interests	$712.4	$848.6

Accounting Pronouncements – In September 2006, the FASB issued guidance related to fair value measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance did not require any new fair value measurements, but provided guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB delayed the effective date of certain provisions of this fair value guidance relating to non-financial assets and liabilities measured at fair value on a non-recurring basis until fiscal years beginning after November 15, 2008. In January 2009, we adopted these additional provisions of the FASB’s fair value guidance. This adoption did not have a material impact on our consolidated financial statements or results of operations. See Note 7 for more information on fair value measurements of assets and liabilities.

On January 1, 2009, we adopted the FASB’s newly issued guidance related to business combinations. This guidance introduces new purchase accounting concepts, expands the use of fair value accounting related to business combinations and changes the subsequent period accounting for certain acquired assets and liabilities. Additionally, it changes the accounting for deferred tax assets and income tax reserves recorded as part of a business combination. If a remeasurement of these assets or liabilities is warranted after January 1, 2009, it will affect income tax expense as opposed to the previous accounting guidance which would have required goodwill to be adjusted. We have applied this guidance to business combinations with acquisition dates occurring in 2009. This adoption did not have a material impact on our consolidated financial statements or results of operations.

On January 1, 2009, we adopted the FASB’s newly issued guidance related to disclosures about derivative instruments and hedging activities. This guidance requires increased disclosure of our derivative and hedging activities, including how derivative and hedging activities affect our consolidated statement of earnings, balance sheet and cash flows, but does not impact our financial position or results of operations. See Note 11 for more information on our derivative instruments and hedging activities.

In May 2009, the FASB issued new guidance related to the accounting for and disclosure of subsequent events, which is effective for interim and annual periods ending after June 15, 2009. This new guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance introduces new terminology but is based on the same principles that previously existed in the auditing standards. Under this new guidance we are required to provide disclosure of the date through which we have evaluated subsequent events and whether that date represents the date the financial statements were issued or the date the financial statements were available to be issued. For the financial statements related to the years ended December 31, 2009, 2008 and 2007 contained herein, we have evaluated subsequent events through February 25, 2010 representing the date these financial statements were issued.

In July 2006, the FASB issued guidance which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. This guidance provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more likely than not recognition threshold at the effective date and in subsequent periods to be recognized. The FASB also provided guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted the FASB guidance effective January 1, 2007.

3.	SHARE-BASED COMPENSATION

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), performance shares and an employee stock purchase plan. For the year ended December 31, 2009, share-based payment expense was $75.3 million or $54.4 million net of the related tax benefits. For the year ended December 31, 2008, share-based payment expense was $69.9 million or $49.5 million net of the related tax benefits. For the year ended December 31, 2007, share-based payment expense was $70.1 million or $48.1 million net of the related tax benefits.

Stock Options

We had two equity compensation plans in effect at December 31, 2009: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeds the 2006 Stock Incentive Plan (the “2006 Plan”) and the TeamShare Stock Option Plan (TeamShare Plan). Following stockholder approval of the 2009 Plan in May 2009, no further awards were granted under the 2006 Plan or under the TeamShare Plan, and shares remaining available for

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

grant under those plans are expected to be merged into the 2009 Plan. Vested and unvested stock options and unvested restricted stock and RSUs previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2009. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 52.9 million shares of common stock and expect to register an additional 5 million shares under the Securities Act of 1933, as amended. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2009, an aggregate of 14.2 million shares were available for future grants and awards under these plans.

Stock options granted to date under our plans generally vest over four years and generally have a maximum contractual life of 10 years. As established under our equity compensation plans, vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense related to stock options on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Due to the accelerated retirement provisions, the requisite service period of our stock options range from one to four years. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise. In the past, certain options have had price thresholds, which affect exercisability. All such price thresholds have been satisfied. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our stock option plans is limited to control dilution.

A summary of stock option activity for the year ended December 31, 2009 is as follows (options in thousands):

		Weighted Average
	Stock Options	Exercise Price

Outstanding at December 31, 2008	15,900	$71.25
Options granted	2,567	40.12
Options exercised	(176)	30.32
Options cancelled	(799)	63.61
Options expired	(580)	75.56

Outstanding at December 31, 2009	16,912	67.17

The following table summarizes information about stock options outstanding at December 31, 2009 (options in thousands):

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Options	Contractual Life	Exercise Price	Options	Exercise Price

$22.00 – $27.50	137	1.11	$25.73	137	$25.73
$27.51 – $37.50	858	2.10	30.84	814	30.55
$37.51 – $51.00	2,928	7.69	41.08	715	44.01
$51.01 – $70.50	2,813	4.98	68.67	2,522	68.97
$70.51 – $91.00	10,176	6.92	77.88	5,993	77.95

	16,912	6.44	67.17	10,181	68.85

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. Expected volatility was derived from the implied volatility of our traded options that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term equal to the expected life of the options. A dividend yield of zero percent has been used as we have not paid a dividend since becoming a public company in 2001 and we do not expect to pay a dividend in the foreseeable future.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average fair value of the options granted in the years ended December 31, 2009, 2008 and 2007 were determined using the following assumptions:

	2009	2008	2007

Dividend Yield	–%	–%	–%
Volatility	41.6%	27.4%	23.8%
Risk-free interest rate	1.7%	2.9%	4.4%
Expected life (years)	5.4	5.4	5.1

The weighted average fair value for stock options granted during 2009, 2008 and 2007 was $16.02, $23.32 and $22.60, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $3.3 million, $31.9 million and $124.5 million, respectively. For the years ended December 31, 2009, 2008 and 2007, share-based payment expense related to stock options was $61.9 million, $65.4 million and $73.4 million, respectively, or $44.7 million, $46.3 million and $50.4 million net of the related tax benefits, respectively.

Summarized information about outstanding stock options as of December 31, 2009 that are already vested and that we expect to vest, as well as stock options that are currently exercisable, is as follows:

	Outstanding Stock
	Options Already	Options
	Vested and Expected	that are
	to Vest*	Exercisable

Number of outstanding options (in thousands)	16,008	10,181
Weighted average remaining contractual life	6.3 years	5.3 years
Weighted average exercise price per share	$67.37	$68.85
Intrinsic value (in millions)	$75.3	$38.6

*	Includes effects of estimated forfeitures

As of December 31, 2009, there was $85.1 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.3 years.

Performance Shares and RSUs

We have utilized both performance shares and RSUs as share-based payments to our employees. Some of these awards have had service conditions while others have had performance conditions. The terms of the service condition awards have been either two or four years with vesting occurring ratably on the anniversary date of the award. However, based upon meeting certain criteria, as established under our equity compensation plans, these awards may accelerate upon retirement after the first anniversary date of the award. Accordingly, the requisite service period used for share-based payment expense ranges from one to four years.

The vesting of the awards with performance conditions was based upon the achievement of objective performance targets over multiple year periods. For these performance-based awards, it was determined in 2008 that the performance targets would not be achieved. Accordingly, as of December 31, 2009 and 2008, no performance-based awards were outstanding.

A summary of nonvested RSU activity for the year ended December 31, 2009 is as follows (in thousands):

		Weighted Average
		Grant Date Fair
	RSUs	Value

Outstanding at January 1, 2009	169	$64.93
Granted	573	40.33
Vested	(118)	68.27
Forfeited	(189)	41.28

Outstanding at December 31, 2009	435	42.09

The fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2009, we estimate that approximately 404,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2009 was $13.2 million and is expected to be recognized over a weighted-average period of 3.1 years. For the years ended December 31, 2009, 2008 and 2007, pre-tax expense (income) related to these awards was $13.4 million, $4.5 million and $(3.3) million, respectively, or $9.7 million, $3.2 million and $(2.3) million net of the related tax benefits, respectively.

4.	INVENTORIES

Inventories at December 31, 2009 and 2008 consist of the following (in millions):

	2009	2008

Finished goods	$718.6	$731.2
Work in progress	48.0	52.6
Raw materials	146.6	144.5

Inventories, net	$913.2	$928.3

Reserves for excess and obsolete inventory were $255.1 million and $199.6 million at December 31, 2009 and 2008, respectively. Included in finished goods inventory at December 31, 2009 is approximately $1.3 million of inventory step-up resulting from the Abbott Spine acquisition. Inventory step-up values are based upon estimated sales prices less distribution costs and a profit allowance. Included in finished goods inventory at December 31, 2009 and 2008 is approximately $9.4 million and $11.3 of capitalized share-based payment expense, respectively.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 was as follows (in millions):

	2009	2008

Land	$21.8	$21.7
Building and equipment	1,147.7	992.7
Capitalized software costs	158.8	136.7
Instruments	1,210.2	1,161.7
Construction in progress	62.0	149.0

	2,600.5	2,461.8
Accumulated depreciation	(1,378.8)	(1,197.7)

Property, plant and equipment, net	$1,221.7	$1,264.1

Depreciation expense was $244.2 million, $215.8 million and $182.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	ACQUISITIONS

We made acquisitions during the years 2009, 2008 and 2007, the most significant of which was our acquisition of Abbott Spine in 2008, which is described below. The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. Pro forma financial information and other information required by the FASB’s guidance on business combinations have not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

Abbott Spine

In October 2008, we acquired Abbott Spine, a former subsidiary of Abbott Laboratories, for an aggregate value of approximately $363.0 million, including a $358.0 million cash purchase price after certain working capital adjustments and $5.0 million of direct acquisition costs.

In 2009 we completed the final purchase price allocation, which reflects additional contract termination liabilities, changes to the preliminary fair values assigned to acquired inventory and changes to deferred taxes.

The following table summarizes the estimates of fair value of the assets acquired and liabilities assumed at the date of the Abbott Spine acquisition (in millions):

As of October 16,
2008

Current assets	$61.4
Property, plant and equipment	6.5
Instruments	17.5
Intangible assets subject to amortization:
Customer relationships (10 year useful life)	8.6
Developed technology (10 year useful life)	64.3
In-process research and development	38.5
Other assets	10.0
Goodwill	203.2

Total assets acquired	410.0

Current liabilities	19.5
Deferred taxes	27.5

Total liabilities assumed	47.0

Net assets acquired	$363.0

Goodwill of $130.6 million, $69.9 million and $2.7 million was assigned to the Americas, Europe and Asia Pacific reporting segments, respectively. None of the goodwill is deductible for tax purposes.

7.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

The following financial assets and liabilities are recorded at fair value on a recurring basis as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets

Available-for-sale securities	$0.9	$0.9	$–	$–

Derivatives, current and non-current	12.4	–	12.4	–

	$13.3	$0.9	$12.4	$

Liabilities

Derivatives, current and non-current	$32.7	$–	$32.7	$–

	$32.7	$–	$32.7	$–

Available-for-sale securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets. Derivatives relate to foreign currency exchange forward contracts and foreign currency options entered into with various third parties. We value these instruments using a market approach based on foreign currency exchange rates obtained from active markets and perform an assessment of counterparty credit risk.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The following nonfinancial assets were measured at fair value on a nonrecurring basis during the year ended December 31, 2009 (in millions):

	Fair Value Measurements Using:
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
	Year Ended	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Goodwill	$342.9	$–	$–	$342.9	$73.0

	$342.9	$–	$–	$342.9	$73.0

In 2009, goodwill relating to our U.S. Spine reporting unit with a carrying amount of $415.9 million was written down to its implied fair value of $342.9 million, resulting in an impairment charge of $73.0 million. The implied fair value of goodwill equals the estimated fair value of a reporting unit minus the fair value of the reporting unit’s net assets. Accordingly, in determining the implied fair value of the U.S. Spine reporting unit goodwill, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities. Fair value was determined using an equal weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the comparable transaction methodology, which uses valuation indicators determined from sales of other businesses that are similar to our U.S. Spine reporting unit. In estimating the future cash flows of the reporting unit, we utilized a combination of market and company specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles. Significant company specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any new products will have on revenues. Under the comparable transaction methodology, we took into consideration when the comparable transaction occurred and the differences that may exist due to changes in the economic environment. We also took into consideration differences between the comparable companies and our U.S. Spine reporting unit that could affect fair value, such as cash and debt levels.

The fair value of the reporting unit’s assets and liabilities were determined by using the same methods that are used in business combination purchase accounting. See Note 8 for further information regarding this goodwill impairment.

There were no other significant nonfinancial assets that were measured at fair value in the year ending December 31, 2009.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 (in millions):

	Americas	Europe	Asia Pacific	Total

Balance at January 1, 2008
Goodwill	$1,443.5	$1,066.3	$111.6	$2,621.4
Accumulated impairment losses	–	–	–	–

	1,443.5	1,066.3	111.6	2,621.4
Change in fair value estimates of Centerpulse related to:
Integration liability	–	(0.1)	–	(0.1)
Income taxes	(22.7)	(0.9)	–	(23.6)
Change in fair value estimates of Endius related to:
Integration liability	0.2	–	–	0.2
Income taxes	(4.0)	–	–	(4.0)
Change in fair value estimates of ORTHOsoft related to:
Developed technology	0.8	–	–	0.8
Income taxes	(1.0)	–	–	(1.0)
Other	0.1	–	–	0.1
Purchase of Abbott Spine	129.3	65.7	2.4	197.4
Other	–	(0.5)	–	(0.5)
Currency translation	(5.9)	(20.4)	10.4	(15.9)

Balance at December 31, 2008
Goodwill	1,540.3	1,110.1	124.4	2,774.8
Accumulated impairment losses	–	–	–	–

	1,540.3	1,110.1	124.4	2,774.8
Change in fair value estimates of Abbott Spine related to:
Integration liability	1.0	4.2	0.3	5.5
Inventory	2.2	–	–	2.2
Income taxes	(1.9)	–	–	(1.9)
U.S. Spine reporting unit impairment	(73.0)	–	–	(73.0)
Other acquisitions	–	5.0	–	5.0
Currency translation	6.3	53.8	10.8	70.9

Balance at December 31, 2009
Goodwill	1,547.9	1,173.1	135.5	2,856.5
Accumulated impairment losses	(73.0)	–	–	(73.0)

	$1,474.9	$1,173.1	$135.5	$2,783.5

We conduct our annual impairment test in the fourth quarter of every year or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In the fourth quarter of 2009, we determined our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using an equal weighting of income and market approaches. Factors that contributed to the estimated fair value of the reporting unit to be below its carrying value included a decrease in projected revenues related to the Dynesys Dynamic Stabilization System. This product line experienced increased competition and insurance reimbursement issues in 2009. We have been seeking approval from the FDA to market this product differently in the U.S., which would enhance its position in the market. However, in November 2009 an FDA advisory panel issued a non-approvable recommendation, increasing the uncertainty of the

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

estimated future cash flows. In addition to the Dynesys product, revenues from other products have been affected as we work through the integration of the sales channel following the Abbott Spine acquisition.

As a result, we recorded a related goodwill impairment charge of approximately $73.0 million during the year ended December 31, 2009. Before the impairment charge, goodwill assigned to this reporting unit was approximately $416 million, of which approximately two-thirds arose from the Centerpulse acquisition in 2003 and the remaining from the Abbott Spine acquisition in 2008.

We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five reporting units, the estimated fair value substantially exceeds its carrying value.

We will continue to monitor the fair value of our U.S. Spine reporting until as well as our other five reporting units in our interim and annual reporting periods. If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) if we are not able to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates which will impact our estimated fair values.

The components of identifiable intangible assets are as follows (in millions):

			Intellectual	Trademarks
	Core	Developed	Property	and Trade	Customer
	Technology	Technology	Rights	Names	Relationships	Other	Total

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$499.1	$145.2	$34.7	$129.2	$51.5	$1,003.8
Accumulated amortization	(44.0)	(183.5)	(40.3)	(20.0)	(23.4)	(31.1)	(342.3)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	196.5	–	–	196.5

Total identifiable intangible assets	$100.1	$315.6	$104.9	$211.2	$105.8	$20.4	$858.0

As of December 31, 2008:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$498.8	$109.4	$35.6	$93.6	$42.9	$924.4
Accumulated amortization	(36.0)	(147.5)	(6.7)	(16.6)	(15.6)	(26.9)	(249.3)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	197.0	–	–	197.0

Total identifiable intangible assets	$108.1	$351.3	$102.7	$216.0	$78.0	$16.0	$872.1

During 2009, we made lump-sum payments of $35.8 million to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of existing contractual arrangements. Such payments were based upon a third party fair market valuation of the current net present value of the contractual arrangements. Under the terms of these resolutions, we acquired the exclusive rights to any intellectual property, patented and unpatented, provided by the healthcare professional or institution during the course of the original contractual arrangements. The weighted average useful life for these assets is 5.6 years, which represents the life of any related patent or the period for which we maintain exclusivity to the intellectual property. Amortization expense for these assets is reported as part of cost of goods sold.

Total amortization expense for finite-lived intangible assets was $93.2 million, $59.3 million and $47.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. For 2009, $33.6 million of amortization expense was recorded as part of cost of goods sold, with the remaining $59.6 million recorded as part of selling, general and administrative expenses. For 2008, $6.7 million of amortization expense was recorded as part of cost of goods sold, with the remaining $52.6 million recorded as part of selling, general and administrative expenses. For 2007, all amortization expense was recorded as part of selling, general and administrative expenses. Estimated annual amortization expense for the years ending December 31, 2010 through 2014 is $89.7 million, $80.9 million, $73.4 million, $66.8 million and $62.6 million, respectively.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

9.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities at December 31, 2009 and 2008 consist of the following (in millions):

	2009	2008

Other current liabilities:
License and service agreements	$108.0	$169.6
Certain claims accrual (Note 17)	42.5	62.8
Salaries, wages and benefits	95.7	91.5
Accrued liabilities	252.4	234.2

Total other current liabilities	$498.6	$558.1

Other long-term liabilities:
Long-term income tax payable	$94.3	$116.9
Accrued retirement and postretirement benefit plans	32.9	129.9
Certain claims accrual (Note 17)	29.4	–
Other long-term liabilities	171.9	107.1

Total other long-term liabilities	$328.5	$353.9

10.	DEBT

In November 2009, we sold $500 million aggregate principal amount of our 4.625% Senior Notes due November 30, 2019 and $500 million aggregate principal amount of our 5.75% Senior Notes due November 30, 2039 (Senior Notes) in a public offering. Interest is payable on May 30 and November 30 of each year beginning on May 30, 2010 until maturity. We received net proceeds of approximately $998.8 million, net of an offering discount of $1.2 million. The Senior Notes carry an effective interest rate of 4.634% and 5.762%, respectively. We used the proceeds to repay amounts outstanding under our senior credit facility, to finance our stock repurchase program and for general corporate purposes.

We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 20 basis points, in the case of the 2019 notes, and 25 basis points, in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

We have a five year $1,350 million senior credit agreement (Senior Credit Facility). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012. Available borrowings under the Senior Credit Facility at December 31, 2009 were $1,221.2 million. The Senior Credit Facility contains provisions whereby borrowings may be increased to $1,750 million.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2009. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. Borrowings under the Senior Credit Facility were Japanese Yen-based borrowings at December 31, 2009 and U.S. Dollar and Japanese Yen-based borrowings at December 31, 2008.

Outstanding long-term debt as of December 31, 2009 was $1,127.6 million, comprised of $998.8 million from our Senior Notes and $128.8 from our Senior Credit Facility. As of December 31, 2008, $460.1 million was outstanding from our Senior Credit Facility. We had no short-term debt as of December 31, 2009 or 2008. The estimated fair value of our Senior Notes as of December 31, 2009 was $992.1 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

We also have available uncommitted credit facilities totaling $84.1 million.

The weighted average interest rate for all borrowings was 4.7 percent at December 31, 2009. We paid $17.0 million, $14.0 million and $8.5 million in interest during 2009, 2008 and 2007, respectively.

Debt issuance costs of $22.8 million were incurred to obtain the Senior Credit Facility and debt issuance costs of $8.5 million were incurred during the sale of our Senior Notes. These costs were capitalized and are amortized to interest expense over the lives of the related facility and the Senior Notes. At December 31, 2009, total unamortized debt issuance costs were $11.7 million.

11.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, commodity price risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts and options with major financial institutions. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona. We do not use derivative financial instruments for trading or speculative purposes.

We report all derivative instruments as assets or liabilities on the balance sheet at fair value.

Derivatives Designated as Hedging Instruments

Our revenues are generated in various currencies throughout the world. However, a significant amount of our inventory is produced in U.S. Dollars. Therefore, movements in foreign currency exchange rates may have different proportional effects on our revenues compared to our cost of products sold. To minimize the effects of foreign currency exchange rate movements on cash flows, we hedge intercompany sales of inventory expected to occur within the next 30 months with foreign currency exchange forward contracts and options. We designate these derivative instruments as cash flow hedges. We have not entered into any derivative instruments designated as fair value or net investment in foreign operation hedges.

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during 2009 and 2008 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at December 31, 2009, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won and Swedish Krona and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2010 through June 2012. The notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars at December 31, 2009 were $1.1 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2009 were $202 million.

As of December 31, 2009 and 2008, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of December 31, 2009 and 2008 is as follows (in millions):

	2009		2008
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$23.3	Other current assets	$53.7
Foreign exchange options	Other current assets	–	Other current assets	4.6
Foreign exchange forward contracts	Other assets	6.3	Other assets	30.3

Total asset derivatives		$29.6		$88.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$35.4	Other current liabilities	$34.4
Foreign exchange forward contracts	Other long-term liabilities	14.5	Other long-term liabilities	17.7

Total liability derivatives		$49.9		$52.1

The fair value of outstanding derivative instruments recorded on the balance sheet at December 31, 2009, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $24.9 million, or $14.1 million net of taxes, which is deferred in other comprehensive income, of which $11.0 million, or $5.3 million net of taxes, is expected to be reclassified to earnings over the next twelve months.

Derivative instruments had the following effects on other comprehensive income on our consolidated balance sheet and

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

our consolidated statement of earnings on a gross basis for the years ended December 31, 2009 and 2008 (in millions):

	Amount of		Amount of
	Gain/(Loss)		Gain/(Loss)
	Recognized		Reclassified From OCI
	in OCI		to Cost of Products Sold

Derivative Instrument	2009	2008	2009	2008

Foreign exchange forward contracts	$(35.8)	$33.1	$16.8	$(52.6)
Foreign exchange options	(2.0)	1.2	1.2	–

Total	$(37.8)	$34.3	$18.0	$(52.6)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.4 billion per quarter.

The following gains/(losses) from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Year Ended
	December 31,
Derivative Instrument	2009	2008

Foreign exchange forward contracts	$(10.3)	$(2.2)

Total	$(10.3)	$(2.2)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

12.	RETIREMENT BENEFIT PLANS

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

Defined Benefit Plans

The components of net pension expense for the years ended December 31, 2009, 2008 and 2007 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
	2009	2008	2007	2009	2008	2007

Service cost	$12.3	$11.7	$13.0	$13.7	$12.1	$10.8
Interest cost	10.6	9.7	8.8	6.8	7.3	5.7
Expected return on plan assets	(16.4)	(13.5)	(10.9)	(8.2)	(9.3)	(8.0)
Curtailment	0.4	–	–	–	–	–
Settlement	–	3.4	–	–	0.1	–
Amortization of prior service cost	0.1	0.1	–	(0.7)	(0.1)	–
Amortization of unrecognized actuarial loss	4.1	2.2	2.9	1.9	0.1	0.2

Net periodic benefit cost	$11.1	$13.6	$13.8	$13.5	$10.2	$8.7

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2009	2008	2007	2009	2008	2007

Discount rate	5.79%	6.16%	6.14%	3.40%	3.60%	3.64%
Rate of compensation increase	3.84%	3.84%	3.84%	2.39%	3.06%	3.12%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	4.16%	4.64%	4.73%

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The expected long-term rate of return on plan assets is based on the historical and estimated future rates of return on the different asset classes held in the plans. The expected long-term rate of return is the weighted average of the target asset allocation of each individual asset class. We believe that historical asset results approximate expected market returns applicable to the funding of a long-term benefit obligation.

Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments.

Changes in projected benefit obligations and plan assets, for the years ended December 31, 2009 and 2008 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2009	2008	2009	2008

Projected benefit obligation – beginning of year	$188.4	$166.0	$192.1	$181.6
Service cost	12.3	11.7	13.7	12.1
Interest cost	10.6	9.7	6.8	7.3
Employee contributions	–	–	12.0	14.5
Benefits paid	(2.6)	(9.7)	(27.0)	(22.5)
Actuarial (gain) loss	(21.0)	11.8	(3.0)	(8.5)
Prior service cost	–	–	(5.0)	–
Curtailment	(0.1)	–	–	–
Settlement	–	(1.1)	–	–
Translation loss	–	–	7.7	7.6

Projected benefit obligation – end of year	$187.6	$188.4	$197.3	$192.1

Plan assets at fair market value – beginning of year	$138.5	$147.2	$163.7	$180.4
Actual return on plan assets	25.8	(39.3)	11.0	(31.4)
Employer contributions	40.4	40.3	12.2	15.2
Employee contributions	–	–	12.0	14.5
Benefits paid	(2.6)	(9.7)	(27.0)	(22.5)
Translation gain	–	–	7.1	7.5

Plan assets at fair market value – end of year	$202.1	$138.5	$179.0	$163.7

Funded status	$14.5	$(49.9)	$(18.3)	$(28.4)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$21.4	$–	$1.8	$2.5
Short-term accrued benefit liability	(0.3)	(0.5)	–	–
Long-term accrued benefit liability	(6.6)	(49.4)	(20.1)	(30.9)

Net amount recognized	$14.5	$(49.9)	$(18.3)	$(28.4)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.5	$0.9	$(5.8)	$(1.3)
Unrecognized actuarial loss	66.2	101.0	30.8	31.2

Total amount recognized	$66.7	$101.9	$25.0	$29.9

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2010 (in millions):

	U.S. and
	Puerto Rico	Non-U.S.

Unrecognized prior service cost	$0.1	$(0.6)
Unrecognized actuarial loss	2.6	1.0

	$2.7	$0.4

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2009	2008	2007	2009	2008	2007

Discount rate	6.26%	5.79%	6.16%	3.25%	3.34%	3.71%
Rate of compensation increase	3.80%	3.84%	3.84%	2.46%	3.03%	3.15%

Plans with projected benefit obligations in excess of plan assets as of December 31, 2009 and 2008 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2009	2008	2009	2008

Projected benefit obligation	$6.9	$188.4	$157.5	$178.3
Plan assets at fair market value	–	138.5	137.7	147.8

Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2009 and 2008 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2009	2008	2009	2008

Accumulated benefit obligation	$5.0	$15.5	$145.9	$140.4
Plan assets at fair market value	–	7.4	133.8	120.1

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $148.3 million and $140.6 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $186.6 million and $178.7 million as of December 31, 2009 and 2008, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2010	$3.7	$16.1
2011	5.1	15.4
2012	6.5	15.2
2013	7.2	14.9
2014	8.5	15.0
2015-2019	64.0	78.2

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while avoiding risk. We have established target ranges of assets held by the plans of 50 to 75 percent for equity securities and 25 to 50 percent for debt securities. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans may be rebalanced quarterly based upon the target asset allocation of the plans.

In the U.S. and Puerto Rico, we maintain an investment policy statement that guides the investment allocation in the plans. The investment policy statement describes the target asset allocation positions described above. We have a benefits committee to manage the general philosophy, objectives and process of the plans. The benefits committee meets quarterly to review performance and to ensure that the current investment allocation is within the guidelines set forth in the investment policy statement.

The investment strategies of non-U.S. based plans vary according to the plan provisions and local laws. The majority of the assets in non-U.S. based plans are located in Switzerland based plans. These assets are held in trusts and are commingled with the assets of other Swiss companies with representatives of all the companies making the investment decisions. The overall strategy is to maximize total returns while avoiding risk. The trustees of the assets have established target ranges of assets held by the plans of 30 to 50 percent in debt securities, 20 to 37 percent in equity

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

securities, 15 to 24 percent in real estate, 3 to 15 percent in cash funds and 0 to 12 percent in other funds.

The fair value of our U.S. and Puerto Rico pension plan assets as of December 31, 2009, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$12.1	$12.1	$–	$–

Equity securities:

U.S. large-cap	67.6	–	67.6	–

U.S. small-cap	20.8	–	20.8	–

International	22.5	–	22.5	–

Intermediate fixed income securities	79.1	–	79.1	–

Total	$202.1	$12.1	$190.0	$–

The fair value of our non-U.S. pension plan assets as of December 31, 2009, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$7.4	$7.4	$–	$–

Equity securities:

Energy	1.6	1.6	–	–

Materials	1.3	1.3	–	–

Industrials	3.0	3.0	–	–

Consumer discretionary	2.2	2.2	–	–

Consumer staples	3.5	3.5	–	–

Healthcare	6.3	6.3	–	–

Financials	5.7	5.7	–	–

Information technology	2.7	2.7	–	–

Telecommunication services	1.0	1.0	–	–

Utilities	1.4	1.4	–	–

Other equities	23.2	20.5	2.7	–

Fixed income securities:

Government bonds	29.5	–	29.5	–

Corporate bonds	36.9	–	36.9	–

Asset-backed securities	8.6	–	8.6	–

Other debt	0.9	–	0.9	–

Other types of investments:

Mortgage loans	5.0	–	5.0	–

Insurance contracts	5.1	–	5.1	–

Other investments	5.8	–	5.8	–

Real estate	27.9	–	–	27.9

Total	$179.0	$56.6	$94.5	$27.9

As of December 31, 2009 and 2008, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

Equity securities are valued using a market approach, based on quoted prices for the specific security from transactions in active exchange markets (Level 1), or in some cases where we are invested in mutual or collective funds, based upon the net asset value per unit of the fund which is determined from quoted market prices of the underlying securities in the fund’s portfolio (Level 2). Fixed income securities are valued using a market approach, based upon quoted prices for the specific security or from institutional bid evaluations. Some fixed income securities are in funds with a net asset value per unit which is determined using similar techniques for the underlying securities in the fund’s portfolio. Real estate is valued by discounting to present value the cash flows expected to be generated by the specific properties.

The value of Level 3 assets has not changed significantly from the prior year. Further information related to Level 3 assets has not been provided as we do not consider the Level 3 assets significant to the consolidated financial statements.

We expect that we will have no minimum funding requirements by law in 2010 for the qualified U.S. and Puerto Rico defined benefit retirement plans, however, subsequent Congressional action may impact the minimum funding requirement for 2010. We expect to voluntarily contribute between $20 million to $30 million to these plans during 2010. Contributions to non-U.S. defined benefit plans are estimated to be approximately $14 million in 2010. We do not expect the plan assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits of these plans relate to local customs and practices in the countries concerned. We expensed $21.6 million, $17.1 million and $14.0 million related to these plans for the years ended December 31, 2009, 2008 and 2007, respectively.

Postretirement Benefit Plans

During 2009 we amended the postretirement benefit plans for certain U.S. and Puerto Rico employees. Participants in the plan between the ages of 55 and 65 that were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plan, no benefits will be paid after January 1, 2010. Additionally, we funded approximately $7 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of net periodic expense for the year ended December 31, 2009, 2008 and 2007 for our unfunded postretirement benefit plans are as follows (in millions):

	2009	2008	2007

Service cost	$0.8	$1.5	$1.6
Interest cost	1.3	2.5	2.2
Amortization of prior service cost	(0.2)	(0.5)	(0.5)
Amortization of unrecognized actuarial loss	0.3	0.6	0.5
Settlement	3.2	–	–
Curtailment	(35.3)	–	–

Net periodic benefit cost	$(29.9)	$4.1	$3.8

We have not provided further disclosures related to these postretirement benefit plans as other than the curtailment gain and settlement loss in 2009 discussed above, these plans are not significant to our results of operations or financial position.

13.	INCOME TAXES

The components of earnings before taxes consist of the following (in millions):

For the Years Ending December 31,	2009	2008	2007

United States operations	$489.7	$618.8	$597.0
Foreign operations	508.5	503.0	534.6

Total	$998.2	$1,121.8	$1,131.6

The provision for income taxes consists of (in millions):

Current:
Federal	$204.9	$136.0	$173.0
State	23.3	27.3	25.0
Foreign	72.3	107.0	96.0

	300.5	270.3	294.0

Deferred:
Federal	(17.4)	31.6	39.0
State	(3.1)	(2.0)	19.0
Foreign	0.8	(27.6)	5.9

	(19.7)	2.0	63.9

Provision for income taxes	$280.8	$272.3	$357.9

Income taxes paid during 2009, 2008 and 2007 were $268.5 million, $332.9 million and $255.9 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2009	2008	2007

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.4	1.6	2.7
Foreign income taxes at rates different from the U.S. statutory rate, net of foreign tax credits	(9.9)	(9.8)	(10.1)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.5)	(1.3)	(1.2)
R&D credit	(0.3)	(0.1)	(0.4)
2007 settlement (tax benefit)	–	(2.8)	5.2
In-process research and development charges	–	1.2	0.2
Goodwill impairment	2.6	–	–
Other	0.8	0.5	0.2

Effective income tax rate	28.1%	24.3%	31.6%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2016 and 2019.

In September 2007, we reached a settlement with the U.S. government concerning our financial relationships with consulting orthopaedic surgeons. Under the terms of the settlement, we paid a civil settlement amount of $169.5 million, and we recorded an expense in that amount. At the time, no tax benefit was recorded related to the settlement expense due to the uncertainty as to the tax treatment. During the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service (IRS) confirming the deductibility of a portion of the settlement payment. As a result, during 2008 we recorded a current tax benefit of $31.7 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of deferred taxes consisted of the following (in millions):

	2009	2008

Deferred tax assets:
Inventory	$204.1	$165.9
Net operating loss carryover	37.5	64.8
Tax credit carryover	20.7	23.7
Accrued liabilities	78.3	105.4
Share-based compensation	71.1	49.4
Unremitted earnings of foreign subsidiaries	105.5	95.5
Other	49.9	38.4

Total deferred tax assets	567.1	543.1
Less: Valuation allowances	(37.3)	(37.1)

Total deferred tax assets after valuation	529.8	506.0

Deferred tax liabilities:
Fixed assets	$(105.0)	$(79.1)
Intangible assets	(162.7)	(188.1)
Accrued liabilities	(2.4)	(0.4)
Other	(1.5)	(4.4)

Total deferred tax liabilities	(271.6)	(272.0)

Total net deferred tax assets	$258.2	$234.0

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2009, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $13.2 million and $18.9 million at December 31, 2009 and 2008, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2009, these tax credit carryovers generally expire within a period of 1 to 15 years. We have established valuation allowances for certain tax credit carryovers in the amount of $17.9 million and $12.9 million at December 31, 2009 and 2008, respectively. The remaining valuation allowances of $6.2 million and $5.3 million at December 31, 2009 and 2008, respectively, relate primarily to potential capital losses. We have established valuation allowances related to certain business combination transactions through goodwill. These allowances were approximately $14.5 million and $19.3 million at December 31, 2009 and 2008, respectively.

At December 31, 2009, we had an aggregate of approximately $1,835 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2009	2008	2007

Balance at January 1	$129.5	$135.2	$95.7
Increases related to prior periods	32.9	12.1	27.4
Decreases related to prior periods	(26.7)	(32.0)	(5.5)
Increases related to current period	17.4	15.8	21.9
Decreases related to settlements with taxing authorities	(1.1)	(1.3)	(1.3)
Decreases related to lapse of statute of limitations	(1.6)	(0.3)	(3.0)

Balance at December 31	$150.4	$129.5	$135.2

Included in the balance of unrecognized tax benefits at December 31, 2009 are $100.4 million of tax benefits that, if recognized, would affect the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense and accrued interest and penalties of $5.7 million during 2009, and as of December 31, 2009, had recognized a liability for interest and penalties of $28.6 million. During 2008, we accrued interest and penalties of $3.3 million, and as of December 31, 2008, had recognized a liability for interest and penalties of $22.9 million. During 2007, we accrued interest and penalties of $10.0 million, and as of December 31, 2007, had recognized a liability for interest and penalties of $19.6 million.

We expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months. We are currently under audit in numerous federal, state and foreign jurisdictions. While it is possible that such matters will be resolved in the next twelve months, we cannot reasonably estimate the amount or the periods in which changes in the unrecognized tax benefits will occur.

During the third quarter of 2009, we settled various tax matters with the IRS for all years prior to 2005. Our U.S. federal returns for years 2005 through 2007 are currently under IRS examination.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax returns in the process of examination, administrative appeals or litigation.

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2004 onward), Canada (2003 onward), France (2007 onward), Germany (2005 onward), Italy (2005 onward), Japan (2003 onward), Korea (2004 onward), Puerto Rico (2005 onward), Singapore (2003 onward), Switzerland (2006 onward) and the United Kingdom (2008 onward).

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

14.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2009.

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

	2009	2008	2007

Weighted average shares outstanding for basic net earnings per share	215.0	227.3	235.5
Effect of dilutive stock options and other equity awards	0.8	1.0	2.0

Weighted average shares outstanding for diluted net earnings per share	215.8	228.3	237.5

For the year ended December 31, 2009, an average of 14.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2008 and 2007, an average of 11.2 million and 3.1 million options, respectively, were not included.

During 2009, we repurchased approximately 19.8 million shares of our common stock at an average price of $46.56 per share for a total cash outlay of $923.7 million, including commissions. In April 2008, we announced that our Board of Directors authorized a $1.25 billion share repurchase program which was originally set to expire on December 31, 2009. In September 2009, the Board of Directors extended this program to December 31, 2010. Approximately $211.1 million remains authorized for future repurchases under this plan.

15.	SEGMENT DATA

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments – the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation expense, settlement, certain claims, acquisition, integration, realignment and other expenses, net curtailment and settlement, inventory step-up, in-process research and development write-offs and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions and U.S. and Puerto Rico-based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S. and Puerto Rico-based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets
	2009	2008	2007	2009	2008	2007	2009	2008

Americas	$2,372.4	$2,353.9	$2,277.0	$1,168.7	$1,209.4	$1,184.2	$3,022.4	$2,845.6
Europe	1,119.2	1,179.1	1,081.0	436.8	470.2	429.6	2,273.6	2,200.0
Asia Pacific	603.8	588.1	539.5	257.4	257.1	259.5	443.6	395.1

Net sales	$4,095.4	$4,121.1	$3,897.5

Share-based payment expense				(73.8)	(69.9)	(70.1)
Inventory step-up				(12.5)	(7.0)	(0.5)
Settlement				–	–	(169.5)
Certain claims				(35.0)	(69.0)	–
Goodwill impairment				(73.0)	–	–
Acquisition, integration,
realignment and other				(75.3)	(68.5)	(25.2)
Net curtailment and settlement				32.1	–	–
Global operations and
corporate functions				(606.6)	(632.3)	(480.4)	2,045.9	1,798.3

Operating profit				$1,018.8	$1,090.0	$1,127.6

Total assets							$7,785.5	$7,239.0

U.S. sales were $2,237.5 million, $2,212.3 million and $2,142.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Beginning in 2009, we no longer include our Dental product category sales within our Reconstructive products category. Prior year amounts related to Dental product category sales have been reclassified to conform to the current year presentation.

Net sales by product category are as follows (in millions):

	2009	2008	2007

Reconstructive
Knees	$1,760.6	$1,763.1	$1,634.6
Hips	1,228.5	1,279.4	1,221.4
Extremities	135.6	121.0	104.0

Total	3,124.7	3,163.5	2,960.0
Dental	204.7	227.5	221.0
Trauma	234.8	222.3	205.8
Spine	253.6	229.7	197.0
OSP and other	277.6	278.1	313.7

Total	$4,095.4	$4,121.1	$3,897.5

Long-lived tangible assets as of December 31, 2009 and 2008 are as follows (in millions):

	2009	2008

Americas	$851.0	$918.3
Europe	285.0	272.5
Asia Pacific	85.7	73.3

Total	$1,221.7	$1,264.1

The Americas long-lived tangible assets are located primarily in the U.S. Approximately $232.9 million of Europe long-lived tangible assets as of December 31, 2009 are located in Switzerland.

Capital expenditures by reportable segment for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007

Americas
Additions to other property, plant and equipment	$0.6	$1.5	$0.7
Europe
Additions to instruments	17.0	25.3	25.4
Additions to other property, plant and equipment	28.8	59.6	24.6
Asia Pacific
Additions to instruments	5.3	2.2	1.2
Additions to other property, plant and equipment	5.1	9.4	2.4
Global operations and corporate functions
Additions to instruments	101.4	210.4	111.9
Additions to other property, plant and equipment	70.6	179.5	165.0

For segment reporting purposes, deployed instruments are included in the measurement of reportable segment assets while undeployed instruments at U.S. and Puerto Rico-based manufacturing operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by U.S. and Puerto Rico-based manufacturing operations and logistics and are deployed to the reportable segments as needed for the business.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization included in reportable segment profit for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

	2009	2008	2007

Americas	$86.4	$78.5	$66.9
Europe	64.8	57.0	60.7
Asia Pacific	26.7	25.6	22.7
Global operations and corporate functions	159.5	114.0	79.7

	$337.4	$275.1	$230.0

16.	LEASES

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2009 were $37.3 million for 2010, $26.7 million for 2011, $20.9 million for 2012, $15.8 million for 2013, $10.8 million for 2014 and $23.1 million thereafter. Total rent expense for the years ended December 31, 2009, 2008 and 2007 aggregated $43.5 million, $41.4 million and $37.1 million, respectively.

17.	COMMITMENTS AND CONTINGENCIES

Intellectual Property and Product Liability-Related Litigation

In July 2008, we temporarily suspended marketing and distribution of the Durom® Acetabular Component (Durom Cup) in the U.S. Following our announcement, product liability lawsuits and other claims have been asserted against us, some of which we have settled. There are a number of claims still pending, and additional claims may be submitted. We recorded a provision of $69.0 million in 2008, representing management’s estimate of these Durom Cup-related claims. In the third quarter of 2009, based on claims information we received after we made our initial estimate, we increased our estimate of the number of claims we may receive and increased the provision by $35.0 million. The current reserve is $71.9 million as of December 31, 2009. We expect to pay the majority of these claims within the next three years. The provision is limited to revisions within two years of an original surgery that occurred prior to July 2008. Any claims received outside of these defined parameters will be managed in the normal course and reflected in our standard product liability accruals.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office instituted re-examination proceedings against U.S. Patent No. 6,818,020. The U.S. Patent and Trademark Office rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ’934, ’814 and ’308 patents. That motion was granted on January 13, 2010. We expect that the U.S. Court of Appeals for the Federal Circuit will hear the appeal of that ruling in 2010. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

In addition to certain claims related to the Durom Cup within the parameters discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related legal fees and claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities from these cases in excess of those recorded, if any, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Government Investigations

In September 2007, we and other orthopaedic companies settled a U.S. government investigation pertaining to consulting contracts, professional services agreements and other agreements by which remuneration is provided to orthopaedic surgeons. As part of the settlement, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). Under the CIA, which has a term expiring in 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements, in accordance with the terms set forth in the CIA. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

In November 2007, we received a civil investigative demand from the Massachusetts Attorney General’s office

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

seeking additional information regarding our financial relationships with a number of Massachusetts healthcare providers. We received a similar inquiry from the Oregon Attorney General’s office in October 2008. We are cooperating fully with the investigators with regard to these matters.

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. We are continuing to provide information and cooperate fully with the SEC and the DOJ with regard to this pending investigation. In addition, as part of our global compliance program, we have been conducting our own proactive reviews regarding FCPA compliance in jurisdictions that have not been involved in the pending investigation. These reviews have yielded information indicating that certain third-party, independent distributors of our products in two South American countries made certain payments that may have potential FCPA implications. In the course of continuing dialogues with the agencies, we voluntarily disclosed information relating to these matters to the SEC and the DOJ, and the reviews are ongoing. We cannot currently predict the outcome of the investigation or the impact of our voluntary disclosures to the authorities.

Putative Class Actions

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint related to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleged that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and the Durom Cup. The plaintiff sought unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleged the same claims and related to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. On December 1, 2009, the Court granted defendants’ motion to dismiss, without prejudice. On January 15, 2010, the plaintiff filed a motion for leave to amend the consolidated complaint. That motion is pending. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (plans) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. The motion to dismiss is pending with the court. On June 12, 2009, the U.S. Judicial Panel on Multidistrict Litigation entered an order transferring the Dewald case to the U.S. District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings with the Plumbers & Pipefitters Local Union 719 Pension Fund case referenced above. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

18.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in millions, except per share data)

	2009 Quarter Ended				2008 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$992.6	$1,019.9	$975.6	$1,107.3	$1,059.2	$1,079.5	$952.2	$1,030.2
Gross profit	762.3	783.1	726.3	832.9	804.5	817.2	715.0	787.1
Net earnings of Zimmer Holdings, Inc.	202.2	210.1	149.9	155.2	239.3	227.1	214.7	167.5
Earnings per common share
Basic	0.91	0.98	0.70	0.74	1.03	0.99	0.96	0.75
Diluted	0.91	0.98	0.70	0.74	1.02	0.99	0.95	0.75

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2009, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors and executive officers is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year and the information included under the caption “Executive Officers” in Part I of this report.

ITEM 11.	Executive Compensation

The information required by this Item concerning remuneration of our officers and directors and information concerning material transactions involving such officers and directors is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item concerning the stock ownership of management and five percent beneficial owners and related stockholder matters, including equity compensation plan information, is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item concerning certain relationships and related transactions and director independence is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ITEM 14.	Principal Accounting Fees and Services

The information required by this Item concerning principal accounting fees and services is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders which will be filed with the Commission pursuant to Regulation 14A within 120 days after the end of our most recent fiscal year.

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007

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

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ David C. Dvorak
David C. Dvorak
President and Chief Executive Officer

Dated: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2010

/s/ James T. Crines James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 25, 2010

/s/ Derek M. Davis Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2010

/s/ Betsy J. Bernard Betsy J. Bernard	Director	February 25, 2010

/s/ Marc N. Casper Marc N. Casper	Director	February 25, 2010

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 25, 2010

/s/ Robert A. Hagemann Robert A. Hagemann	Director	February 25, 2010

/s/ Arthur J. Higgins Arthur J. Higgins	Director	February 25, 2010

/s/ John L. McGoldrick John L. McGoldrick	Director	February 25, 2010

/s/ Cecil B. Pickett, Ph.D. Cecil B. Pickett, Ph.D.	Director	February 25, 2010

/s/ Augustus A. White, III, M.D., Ph.D. Augustus A. White, III, M.D., Ph.D.	Director	February 25, 2010

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No		Description

3.1		Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2		Restated By-Laws of Zimmer Holdings, Inc. effective May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2008)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)
4.2		Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the form filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed November 12, 2009)
4.3		First Supplemental Indenture to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2009)
4.4		Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5		Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
10	.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10	.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10	.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10	.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10	.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.7*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10	.8*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.9*	Form of Change in Control Severance Agreement with Jeffery A. McCaulley and Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.10*	Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10	.12*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.14*	Form of Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009)
10	.15*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10	.16*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No		Description

10	.17*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10	.18*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10	.19*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10	.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10	.21*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10	.22*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.23*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.24*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.25*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
10	.26*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10	.27*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed on March 20, 2009)
10	.28*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10	.29*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10	.30*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10	.31*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10	.32*	Form of Restricted Stock Unit Award Letter (five-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10	.33*	Summary Compensation Sheet
10.34		$1,350,000,000 Amended and Restated Credit Agreement dated as of November 30, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007)
10.35		Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.36		Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
21		List of Subsidiaries of Zimmer Holdings, Inc.
23		Consent of PricewaterhouseCoopers LLP
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No	Description

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Zimmer Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Earnings, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Stockholders’ Equity, (4) the Consolidated Statements of Cash Flows, (5) the Consolidated Statements of Comprehensive Income and (6) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	indicates management contracts or compensatory plans or arrangements

ZIMMER HOLDINGS, INC.	2009 FORM 10-K ANNUAL REPORT

Valuation and Qualifying Accounts	Schedule II

	(In millions)

		Additions
	Balance at	Charged		Effects of	Acquired	Balance at
	Beginning	(Credited)	Deductions	Foreign	Abbott Spine	End of
Description	of Period	to Expense	to Reserve	Currency	Allowances	Period

Doubtful Accounts:
Year Ended December 31, 2007	$20.4	$1.4	$(1.2)	$1.1	$–	$21.7
Year Ended December 31, 2008	21.7	(0.5)	(1.9)	(1.2)	1.9	20.0
Year Ended December 31, 2009	20.0	0.1	(1.8)	0.5	–	18.8

Excess and Obsolete Inventory:
Year Ended December 31, 2007	$129.5	$38.6	$(26.9)	$2.5	$–	$143.7
Year Ended December 31, 2008	143.7	66.5	(23.1)	(2.6)	15.1	199.6
Year Ended December 31, 2009	199.6	81.7	(33.5)	7.3	–	255.1

Excess and Obsolete Instruments:
Year Ended December 31, 2007	$40.7	$3.1	$(12.5)	$0.4	$–	$31.7
Year Ended December 31, 2008	31.7	5.6	(2.9)	0.3	2.4	37.1
Year Ended December 31, 2009	37.1	22.7	(6.5)	0.5	–	53.8