Form 10-Q
period 2010-03-31
ZIMMER HOLDINGS INC
filed 2010-05-05
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 23, 2010, 202,807,605 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2010

		Page

Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three Months Ended March 31, 2010 and 2009	3
	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27
EX-10.1
EX-31.1
EX-31.2
EX-32
EX-99
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2010	2009

Net Sales	$1,062.8	$992.6
Cost of products sold	268.4	230.2

Gross Profit	794.4	762.4

Research and development	51.0	51.9
Selling, general and administrative	446.7	423.7
Acquisition, integration, realignment and other (Note 2)	2.6	7.0

Operating expenses	500.3	482.6

Operating Profit	294.1	279.8
Interest and other, net	(14.6)	(3.7)

Earnings before income taxes	279.5	276.1
Provision for income taxes	74.1	73.9

Net Earnings of Zimmer Holdings, Inc.	$205.4	$202.2

Earnings Per Common Share
Basic	$1.01	$0.91
Diluted	$1.01	$0.91
Weighted Average Common Shares Outstanding
Basic	203.0	221.5
Diluted	204.2	222.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$821.2	$691.7
Certificates of deposit	50.2	66.4
Accounts receivable, less allowance for doubtful accounts	767.1	751.4
Inventories, net	896.5	913.2
Prepaid expenses and other current assets	118.0	105.4
Deferred income taxes	220.8	209.9

Total current assets	2,873.8	2,738.0
Property, plant and equipment, net	1,190.5	1,221.7
Goodwill	2,712.3	2,783.5
Intangible assets, net	834.0	858.0
Other assets	211.4	184.3

Total Assets	$7,822.0	$7,785.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136.0	$134.6
Income taxes	67.9	57.5
Other current liabilities	451.3	498.6

Total current liabilities	655.2	690.7
Other long-term liabilities	325.9	328.5
Long-term debt	1,127.0	1,127.6

Total Liabilities	2,108.1	2,146.8

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 254.2 million shares issued in 2010 (254.1 million in 2009)	2.5	2.5
Paid-in capital	3,231.6	3,214.6
Retained earnings	5,307.9	5,102.5
Accumulated other comprehensive income	304.9	358.6
Treasury stock, 51.4 million shares in 2010 (49.9 million in 2009)	(3,133.0)	(3,039.5)

Total Stockholders’ Equity	5,713.9	5,638.7

Total Liabilities and Stockholders’ Equity	$7,822.0	$7,785.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three Months
	Ended March 31,
	2010	2009

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$205.4	$202.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	84.9	79.6
Share-based compensation	12.7	17.1
Income tax benefit from stock option exercises	1.7	0.1
Excess income tax benefit from stock option exercises	(0.7)	—
Inventory step-up	1.3	4.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	2.3	44.9
Receivables	(32.5)	(6.3)
Inventories	17.2	(32.2)
Accounts payable and accrued expenses	(37.1)	(111.5)
Other assets and liabilities	4.3	(13.5)

Net cash provided by operating activities	259.5	184.6

Cash flows provided by (used in) investing activities:
Additions to instruments	(39.3)	(45.3)
Additions to other property, plant and equipment	(11.6)	(30.9)
Purchases of certificates of deposit	(4.0)	—
Sales of certificates of deposit	20.0	—
Acquisition of intellectual property rights	—	(7.6)
Investments in other assets	(2.9)	(0.6)

Net cash used in investing activities	(37.8)	(84.4)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	—	210.0
Proceeds from employee stock compensation plans	4.9	3.3
Excess income tax benefit from stock option exercises	0.7	—
Repurchase of common stock	(93.5)	(301.4)
Acquisition of noncontrolling interest	—	(7.8)

Net cash used in financing activities	(87.9)	(95.9)

Effect of exchange rates on cash and cash equivalents	(4.3)	(4.1)

Increase in cash and cash equivalents	129.5	0.2
Cash and cash equivalents, beginning of year	691.7	212.6

Cash and cash equivalents, end of period	$821.2	$212.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2009 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2009 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the three month period ended March 31, 2009 have been reclassified to conform to the current year presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Acquisition, Integration, Realignment and Other  — We recognize expenses resulting directly from our business combinations and other items as “Acquisition, integration, realignment and other” expenses. Acquisition, integration, realignment and other expenses for the three month periods ended March 31, 2010 and 2009 included (in millions):

	Three Months
	Ended March 31,
	2010	2009

Impairment of assets	$0.4	$—
Consulting and professional fees	1.0	3.1
Employee severance and retention	(0.1)	0.2
Information technology integration	0.1	0.1
Facility and employee relocation	—	0.8
Distributor acquisitions	—	0.3
Certain litigation matters	(0.8)	—
Contract terminations	2.0	1.0
Other	—	1.5

Acquisition, integration, realignment and other	$2.6	$7.0

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended March 31,
	2010	2009
	(In millions)

Net earnings of Zimmer Holdings, Inc.	$205.4	$202.2
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(82.4)	(41.6)
Unrealized foreign currency hedge gains, net of tax	28.7	22.3
Reclassification adjustments on foreign currency hedges, net of tax	(0.9)	(6.1)
Unrealized losses on securities, net of tax	—	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.9	14.6

Total Other Comprehensive Loss	(53.7)	(11.3)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$151.7	$190.9

4.	Inventories

	March 31,	December 31,
	2010	2009
	(In millions)

Finished goods	$708.7	$718.6
Work in progress	57.1	48.0
Raw materials	130.7	146.6

Inventories, net	$896.5	$913.2

5.	Property, Plant and Equipment

	March 31,	December 31,
	2010	2009
	(In millions)

Land	$21.6	$21.8
Buildings and equipment	1,144.4	1,147.7
Capitalized software costs	162.2	158.8
Instruments	1,221.5	1,210.2
Construction in progress	61.0	62.0

	2,610.7	2,600.5
Accumulated depreciation	(1,420.2)	(1,378.8)

Property, plant and equipment, net	$1,190.5	$1,221.7

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other Current Liabilities

	March 31,	December 31,
	2010	2009
	(In millions)

Other current liabilities:
Salaries, wages and benefits	$75.7	$95.7
Accrued liabilities	375.6	402.9

Total other current liabilities	$451.3	$498.6

7.	Debt

Long-term debt as of March 31, 2010 consisted of our unsecured senior notes (Senior Notes) and borrowings under our $1,350 million senior credit agreement (Senior Credit Facility). Outstanding long-term debt as of March 31, 2010 was $1,127.0 million, comprised of $998.8 million from our Senior Notes and $128.2 million from our Senior Credit Facility. There was no short-term debt outstanding. The estimated fair value of our Senior Notes as of March 31, 2010, based on quoted prices for the specific securities from transactions in active markets, was $990.9 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis as of March 31, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.9	$0.9	$—	$—
Derivatives, current and long-term	33.9	—	33.9	—

	$34.8	$0.9	$33.9	$—

Liabilities
Derivatives, current and long-term	$22.5	$—	$22.5	$—

	$22.5	$—	$22.5	$—

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assets and liabilities were recorded at fair value on a recurring basis as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$0.9	$0.9	$—	$—
Derivatives, current and long-term	12.4	—	12.4	—

	$13.3	$0.9	$12.4	$—

Liabilities
Derivatives, current and long-term	$32.7	$—	$32.7	$—

	$32.7	$—	$32.7	$—

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

There were no significant nonrecurring fair value measurements made in the three month period ended March 31, 2010.

9.	Derivative Instruments and Hedging Activities

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency risk, commodity price risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risk that we manage through the use of derivative instruments is foreign currency risk.

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts and options with major financial institutions. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees. We do not use derivative financial instruments for trading or speculative purposes.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three month periods ended March 31, 2010 and 2009 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at March 31, 2010, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from April 2010 through September 2012. The notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars at March 31, 2010 were $1.1 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at March 31, 2010 were $209 million.

As of March 31, 2010 and December 31, 2009, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of March 31, 2010 and December 31, 2009 is as follows (in millions):

	2010		2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$31.9	Other current assets	$23.3
Foreign exchange forward contracts	Other assets	13.6	Other assets	6.3

Total asset derivatives		$45.5		$29.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$26.2	Other current liabilities	$35.4
Foreign exchange forward contracts	Other long-term liabilities	7.9	Other long-term liabilities	14.5

Total liability derivatives		$34.1		$49.9

The fair value of outstanding derivative instruments recorded on the balance sheet at March 31, 2010, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $6.2 million, or $13.8 million after taxes, which is deferred in other comprehensive income, of which $7.5 million, or $11.5 million after taxes, is expected to be reclassified to earnings over the next twelve months.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings on a gross basis for the three month periods ended March 31, 2010 and 2009 (in millions):

			Amount of
	Amount of		Gain/(Loss)
	Gain Recognized		Reclassified From OCI
	in OCI		to Cost of Products Sold
Derivative Instrument	2010	2009	2010	2009

Foreign exchange forward contracts	$30.6	$31.1	$(0.4)	$4.3
Foreign exchange options	—	0.2	—	0.6

Total	$30.6	$31.3	$(0.4)	$4.9

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.1 billion to $1.4 billion per quarter.

The following gains from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Three Months
	Ended March 31,
Derivative Instrument	2010	2009

Foreign exchange forward contracts	$7.2	$2.6

Total	$7.2	$2.6

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

The components of net pension expense for the three month periods ended March 31, 2010 and 2009, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended March 31,
	2010	2009

Service cost	$6.3	$6.9
Interest cost	4.6	4.9
Expected return on plan assets	(6.5)	(6.9)
Amortization of unrecognized prior service cost and actuarial loss	0.8	1.7

Net periodic benefit cost	$5.2	$6.6

We contributed $23.0 million during the three month period ended March 31, 2010 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2010. We contributed $3.4 million to our foreign-based defined benefit plans in the three month period ended March 31, 2010 and expect to contribute approximately $10 million to these foreign-based plans during the remainder of 2010.

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Weighted average shares outstanding for basic net earnings per share	203.0	221.5
Effect of dilutive stock options and other equity awards	1.2	0.6

Weighted average shares outstanding for diluted net earnings per share	204.2	222.1

During the three month period ended March 31, 2010, an average of 12.8 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three month period ended March 31, 2009, an average of 16.3 million options were not included.

In the three month period ended March 31, 2010, we repurchased 1.5 million shares of our common stock at an average price of $60.62 per share for a total cash outlay of $93.5 million, including commissions. Our Board of Directors previously authorized a $1.25 billion share repurchase program which was set to expire on December 31, 2009. In September 2009, the Board of Directors extended this program to December 31, 2010. $117.6 million remains authorized for future repurchases under this program.

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

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2010	2009	2010	2009

Americas	$615.7	$594.6	$306.6	$289.7
Europe	286.1	265.1	104.8	116.6
Asia Pacific	161.0	132.9	61.1	49.9

Total	$1,062.8	$992.6

Share-based compensation			(12.7)	(17.1)
Inventory step-up			(1.3)	(4.2)
Acquisition, integration, realignment and other			(2.6)	(7.0)
Global operations and corporate functions			(161.8)	(148.1)

Operating profit			$294.1	$279.8

Net sales by product category are as follows (in millions):

	Three Months
	Ended
	March 31,
	2010	2009

Reconstructive implants	$814.5	$761.1
Dental	51.7	47.4
Trauma	60.4	56.9
Spine	60.0	64.6
OSP and other	76.2	62.6

Total	$1,062.8	$992.6

14.	Commitments and Contingencies

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

We recorded a provision of $69.0 million in 2008, representing management’s estimate of the Durom Cup-related claims that would be made in association with revisions occurring within two years of the original surgery. In

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the third quarter of 2009, based on claims information we received after we made our initial estimate, we increased our estimate of the number of claims for revisions within two years of the original surgery and increased the provision by $35.0 million, for a total of $104.0 million related to such claims. We have not recorded any adjustments to the provisions since the third quarter of 2009. These provisions were recorded as “Certain Claims” in our statement of earnings. The liability outstanding as of March 31, 2010 is $64.8 million, which we believe will be adequate to settle the remaining of these Certain Claims.

Our standard product liability accruals are recognized in selling, general and administrative expense. We have recorded provisions as part of our standard product liability accruals for claims relating to revisions of Durom Cup cases in the U.S. that have occurred, or are estimated to occur, more than two years after the original surgery. We recorded a provision of $9.8 million in the three month period ended March 31, 2010 for such claims, as compared with a provision of $0.9 million in the same 2009 period. The total provisions we have recorded for such claims as part of our standard product liability accruals from 2008 through March 31, 2010 amount to $42.2 million. The estimated liability outstanding relating to these claims as of March 31, 2010 is $29.0 million. It is difficult to estimate the number of claims we may eventually receive related to revisions that occur more than two years after the original surgery, so it is reasonably possible that our estimated liability may change in the near term. We will continue to evaluate the adequacy of this liability as more information becomes available.

We expect to pay the majority of the claims related to the Durom Cup within the next three years.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against U.S. Patent No. 6,818,020. The USPTO rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ’934, ’814 and ’308 patents. That motion was granted on January 13, 2010. We expect that the U.S. Court of Appeals for the Federal Circuit will hear the appeal of that ruling in 2010. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

In addition to claims related to the Durom Cup discussed above, we are also subject to product liability and other claims and lawsuits arising in the ordinary course of business, for which we maintain insurance, subject to self-insured retention limits. We establish accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related legal fees and claims incurred but not reported. While it is not possible to predict with certainty the outcome of these cases, it is the opinion of management that, upon ultimate resolution, liabilities from these cases in excess of those recorded, if any, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Certain percentages presented in Management’s Discussion and Analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2010 and our expected results for the remainder of 2010.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of sales growth during the three month period ended March 31, 2010, compared to a 1 percent decline in the same 2009 period.

We believe long-term market growth rates will be driven by an aging global population, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Prolong® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, knee revision products, porous hip stems and the introduction of patient specific devices are expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices decreased 1 percent during the three month period ended March 31, 2010, compared to flat pricing in the same 2009 period. Selling prices in the Americas decreased 1 percent during the three month period ended March 31, 2010, compared to flat pricing in the same 2009 period. Europe selling prices were flat during the three month periods ended March 31, 2010 and 2009. Asia Pacific selling prices were flat for the three month period ended March 31, 2010, compared to a 3 percent decrease in the same 2009 period. Bi-annual pricing adjustments went into effect in Japan on April 1, 2010, which will decrease pricing for the remainder of 2010 in our Asia Pacific region. With the effect of governmental healthcare cost containment efforts and continuing pressure from local hospitals and health systems, we expect selling prices will be down approximately 1 to 2 percent on a global basis for 2010.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2010, foreign currency exchange rates resulted in a 4 percent increase in sales. We estimate that an overall weaker U.S. Dollar versus foreign currency exchange rates will have a positive effect of approximately 0-1 percent on sales for the year ending December 31, 2010. We address currency risk through regular operating and financing activities, and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Healthcare Reform in the U.S.

We are currently assessing the impact that the healthcare reform legislation recently passed by the U.S. federal government will have on our business. The new law includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013. While the healthcare reform legislation is intended to reduce the number of uninsured and underinsured patients, we do not expect a significant increase in our procedure volumes as the majority of the procedures being performed are for patients who are already covered by Medicare.

Global Economic Conditions

We see encouraging signs that the markets for our products are improving. For the second straight quarter, volume/mix for our core reconstructive business contributed 4 percentage points of growth, which are the highest levels experienced in that category since the third quarter of 2008 when volume/mix trends were consistently in the mid to high single digits. Dental sales volume/mix was positive for the first time in over a year, as that category had been more affected by the economic environment than our other categories, as many dental procedures are not reimbursed by third-party payors. While we have seen signs that global economic conditions are beginning to improve, sales continue to remain under pressure as a result of the downturn, particularly in our Europe segment.

First Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,
				Volume/		Foreign
	2010	2009	% Inc	Mix	Price	Exchange

Americas	$615.7	$594.6	4%	4%	(1)%	1%
Europe	286.1	265.1	8	1	—	7
Asia Pacific	161.0	132.9	21	11	—	10

Total	$1,062.8	$992.6	7	4	(1)	4

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,			Volume/		Foreign
	2010	2009	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$460.4	$428.5	7%	5%	(1)%	3%
Hips	315.7	299.6	5	2	(1)	4
Extremities	38.4	33.0	16	14	—	2

Total	814.5	761.1	7	4	(1)	4

Dental	51.7	47.4	9	3	3	3
Trauma	60.4	56.9	6	1	2	3
Spine	60.0	64.6	(7)	(9)	—	2
OSP and other	76.2	62.6	22	19	—	3

Total	$1,062.8	$992.6	7	4	(1)	4

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2010	2009	% Inc (Dec)

Reconstructive
Knees
Americas	$286.2	$275.8	4%
Europe	113.6	104.8	8
Asia Pacific	60.6	47.9	26
Hips
Americas	146.8	141.6	4
Europe	111.8	107.9	4
Asia Pacific	57.1	50.1	14
Extremities
Americas	29.6	25.6	16
Europe	6.5	5.7	14
Asia Pacific	2.3	1.7	34

Total	814.5	761.1	7

Dental
Americas	27.2	26.1	4
Europe	18.8	16.7	12
Asia Pacific	5.7	4.6	25
Trauma
Americas	32.6	32.4	—
Europe	11.8	10.6	11
Asia Pacific	16.0	13.9	16
Spine
Americas	44.0	51.5	(15)
Europe	12.9	10.5	23
Asia Pacific	3.1	2.6	20
OSP and other
Americas	49.3	41.6	19
Europe	10.7	8.9	19
Asia Pacific	16.2	12.1	34

Total	$1,062.8	$992.6	7

Knees

The NexGen® Complete Knee Solution product line, including Gender SolutionsTM Knee Femoral Implants, the NexGen LPS-Flex Knee, the NexGen CR-Flex Knee and the Gender Solutions Natural-Knee® Flex System led knee sales. In addition, sales of partial knee devices, including the Zimmer® Uni Knee and the recently released Gender Solutions Patello Femoral Joint, contributed to Knee growth for the quarter. In Europe, changes in foreign currency exchange rates positively affected knee sales in the three month period ended March 31, 2010 by 6 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the three month period ended March 31, 2010 by 14 percent.

Hips

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of revision Hip products such as the ZMR® Hip System and the Trabecular Metal Revision Shell and Augment Cups were strong in the quarter when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates positively affected hip sales in the three

1 Registered trademark of CeramTec AG

month period ended March 31, 2010 by 7 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the three month period ended March 31, 2010 by 9 percent.

Extremities

Extremities sales growth was strong across all regions as these types of procedures have become more widely accepted. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales.

Dental

Dental sales improved following a year of weaker demand caused by the global economic downturn in 2009. Sales were led by the Tapered Screw-Vent® Implant System. Regenerative product sales exhibited strong growth in the three month period ended March 31, 2010.

Trauma

Zimmer Periarticular Locking Plates and the ITST® Intertrochanteric/Subtrochanteric Fixation System led trauma sales, while sales of cable products also made a strong contribution in the quarter. Tibial nail and interlocking screw sales within the Zimmer Natural NailTM system increased as we continued the roll-out of this product line.

Spine

Our spinal business in the Americas continued to experience challenges related to the Dynesys® Dynamic Stabilization System. Growth in spine sales in Europe and Asia Pacific was driven by the stabilization of our distribution channels, which followed the integration activity of 2009. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems and our Universal Clamp® System partly offset a decline in sales of the Dynesys system in the three month period ended March 31, 2010.

OSP and other

OSP sales were led by PALACOS®2 Bone Cement and powered instruments. Our wound debridement products also made a strong contribution as we continue to make progress recovering market share after a voluntary recall and temporary suspension of production.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,
	2010	2009	Inc (Dec)

Cost of products sold	25.3%	23.2%	2.1
Research and development	4.8	5.2	(0.4)
Selling, general and administrative	42.0	42.7	(0.7)
Acquisition, integration, realignment and other	0.2	0.7	(0.5)
Operating profit	27.7	28.2	(0.5)
Interest and other, net	(1.4)	(0.4)	1.0

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended March 31, 2010 compared to the same 2009 period was driven by higher manufacturing costs per unit due to lower production levels in late 2009 into 2010. Additionally, we recognized foreign currency hedge losses in the 2010 period compared to hedge gains recognized in the 2009 period.

2 Registered trademark of Heraeus Kulzer GmbH

Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

Research and development expense, or R&D, decreased to $51.0 million from $51.9 million for the three month period ended March 31, 2010 compared to the same 2009 period. R&D spending in the 2009 period was higher due to development activities related to the ContinuumTM Acetabular System and Zimmer MMCTM Cup products as well as the Zimmer Natural Nail system. While currently below the low end of our target range of 5 to 6 percent of sales, we expect R&D spending in 2010 to reach that target for the full year as new development programs accelerate.

Selling, general and administrative expense, or SG&A, increased to $446.7 million from $423.7 million for the three month period ended March 31, 2010 compared to the same 2009 period, which represents an improvement in SG&A as a percentage of sales by 70 basis points. The 70 basis point improvement represents controlled spending during a time of increasing sales. Part of the sales improvement is caused by changes in foreign currency rates, which positively impacted SG&A as a percentage of sales. A majority of our SG&A spending is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and OSP. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue.

The overall dollar increase in spending was driven by higher product liability claims (see discussion of product liability claims in Note 14 to the consolidated financial statements), increased medical education and training activities, increased instrument costs and incremental costs associated with certain operational excellence and growth initiatives. These were partially offset by lower costs, including elimination of monitor fees, related to the settlement with the U.S. government that successfully concluded in March 2009.

Acquisition, integration, realignment and other expenses for the three month period ended March 31, 2010 were $2.6 million, compared to $7.0 million in the same 2009 period. The decrease is due to a reduction in consulting and professional fees and lower legal fees due to the settlement of certain litigation matters.

Operating Profit, Interest and Other Expense, Income Taxes and Net Earnings

Operating profit for the three month period ended March 31, 2010 increased to $294.1 million, from $279.8 in the same 2009 period. The reduction in operating profit to sales ratio is primarily due to higher production costs.

Interest and other, net for the three month period ended March 31, 2010, increased to $14.6 million, compared to $3.7 million in the same 2009 period. The increase in interest expense is a result of the senior unsecured notes that we issued in November 2009.

The effective tax rate on earnings before income taxes for the three month period ended March 31, 2010 decreased to 26.5 percent, from 26.8 percent in the same 2009 period.

Net earnings increased 1.6 percent to $205.4 million for the three month period ended March 31, 2010, compared to $202.2 million in the same 2009 period. Basic and diluted earnings per share both increased 11 percent to $1.01, from $0.91 in the same 2009 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2010 and 2009 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $259.5 million for the three month period ended March 31, 2010, compared to $184.6 million in the same 2009 period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $98.9 million of operating cash. All other items of operating cash flows reflect a use of $44.8 million of cash, compared to a use of $118.5 million in the same 2009 period. In the 2009 period we resolved outstanding payments to healthcare professionals and institutions, resulting in substantial cash outflows. A reduction in inventory levels during the 2010 period compared to an increase in inventory levels during the 2009 period also contributed to the improvement in cash flows from operating activities, partially offset by higher tax payments in the 2010 period.

At March 31, 2010, we had 60 days of sales outstanding in trade accounts receivable, which represents an increase of 4 days compared to December 31, 2009 and a decrease of 1 day compared to March 31, 2009. At March 31, 2010, we had 302 days of inventory on hand, which is consistent with December 31, 2009 and an improvement of 71 days from March 31, 2009.

Cash flows used in investing activities were $37.8 million for the three month period ended March 31, 2010, compared to $84.4 million in the same 2009 period. Additions to instruments decreased by $6.0 million during the three month period ended March 31, 2010 compared to the same 2009 period. Spending on other property, plant and equipment decreased to $11.6 million during the three month period ended March 31, 2010, compared to $30.9 million in the same 2009 period. We expect spending on property, plant and equipment and instruments to increase over subsequent quarters in 2010 as we replace machinery and equipment in the normal course of business and invest in instruments to support our new product launches. During the first quarter of 2010, we purchased and sold approximately $4.0 million and $20.0 million, respectively, in certificates of deposit that have original maturities greater than 90 days. Investments in other assets in both 2010 and 2009 primarily relate to payments to acquire certain foreign-based distributors.

Cash flows used in financing activities were $87.9 million for the three month period ended March 31, 2010, compared to $95.9 million in the same 2009 period. For the three months ended March 31, 2010, we purchased 1.5 million common shares for a total of $93.5 million, including commissions, under our stock repurchase program authorized by our Board of Directors, compared to $301.4 million in the same 2009 period. In the 2009 period, we borrowed against our senior credit facility, in part, to fund these share repurchases. Proceeds from our stock compensation plans have increased in the three month period ended March 31, 2010, compared to the same 2009 period, due to an increase in employee stock option exercises.

We have two outstanding tranches of unsecured senior notes (Senior Notes): $500 million aggregate principal amount of 4.625% Senior Notes due November 30, 2019 and $500 million aggregate principal amount of 5.75% Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year beginning on May 30, 2010 until maturity. We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $128.2 million outstanding under the Senior Credit Facility at March 31, 2010, and an availability of $1,221.8 million.

We also have available uncommitted credit facilities totaling $83.9 million.

We may use excess cash or further borrow against our Senior Credit Facility, subject to limits set by our Board of Directors, to repurchase additional common stock under the $1.25 billion program which expires December 31, 2010. $117.6 million remains authorized for future repurchases under this program.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations, or cash flows.

Critical Accounting Estimates

There were no changes in the three month period ended March 31, 2010 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

In the fourth quarter of 2009 we incurred a goodwill impairment charge of $73.0 million related to our U.S. Spine reporting unit. Although there were signs of improvement in the three month period ended March 31, 2010, such as growth in sales of acquired Abbott Spine products, our U.S. Spine reporting unit continues to experience challenges, so we performed another impairment test in the first quarter of 2010.

Using methodology similar to that used in the fourth quarter of 2009, we determined the estimated fair value of the reporting unit using an equal weighting of income and market approaches. The estimated fair value of the reporting unit was greater (although not substantially greater) than the carrying value of the net assets, so we did not record a goodwill impairment charge.

If the estimated cash flows of the U.S. Spine reporting unit decrease relative to our current estimates, we may have to record impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by changes in the healthcare market, poor execution of our operating plans, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates which will impact our estimated fair values, or may cause changes to the comparable transaction methodology we employed under the market approach of estimating fair value.

We have five other reporting units subject to goodwill impairment testing, but no interim impairment testing was performed on these reporting units as there were no events or circumstances that would warrant an interim test. For each of those five reporting units, the estimated fair value substantially exceeded its carrying value at the last annual impairment test.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide,” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	the impact of the recently enacted federal healthcare reform legislation, including the new excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•	the costs of defending or resolving putative class action litigation arising out of trading or ownership of our stock;

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the September 2007 settlement with the United States government;

•	the success of our quality initiatives;

•	the outcome of the investigation by the U.S. government into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the impact of temporarily suspending U.S. marketing and distribution of the Durom Cup on our sales growth, our customer relationships, our entry into the U.S. hip resurfacing market and product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be set forth in our periodic reports and our other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

The risk factor under “RISKS RELATED TO OUR INDUSTRY” entitled “The impact of healthcare reform in the U.S. on us is uncertain” is replaced in its entirety by the following:

The impact of the recently enacted federal healthcare reform legislation on our business remains uncertain.

During the first quarter of 2010, the U.S. Congress passed and the President signed into law the Patient Protection and Affordable Care Act, as well as the Health Care and Education Reconciliation Act of 2010, which represent a significant change to the current U.S. healthcare system. The legislation is far-reaching and is intended to expand access to health insurance coverage over time. The new law will likely have a significant impact upon various aspects of our business operations. For example, to the extent that the number of uninsured or underinsured patients is reduced, demand for our products in the U.S. could marginally increase. However, the new law provides for new taxes and fees, including a 2.3 percent excise tax on medical devices scheduled to be implemented in 2013 that will apply to U.S. sales of a majority of our medical device products.

Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new legislation on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2010:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

January 2010	1,042,413	$62.36	50,936,061	$146,113,286
February 2010	500,000	57.01	51,436,061	117,602,079
March 2010	—	—	51,436,061	117,602,079

Total	1,542,413	$60.62	51,436,061	$117,602,079

*	Includes repurchases made under expired programs as well as the current program authorizing $1.25 billion of repurchases through December 31, 2010.

Item 5.	Other Information

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	*	Form of Change in Control Severance Agreement with Jeffrey B. Paulsen
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99		Zimmer Holdings, Inc. Employee Stock Purchase Plan (As amended and restated effective January 1, 2010)
101		The following materials from Zimmer Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) the Consolidated Statements of Earnings, (2) the Consolidated Balance Sheets, (3) the Consolidated Statements of Cash Flows, and (4) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	indicates management contracts or compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)

Date: May 4, 2010	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 4, 2010	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer