Form 10-Q
period 2010-06-30
ZIMMER HOLDINGS INC
filed 2010-08-05
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 22, 2010, 200,961,162 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2010

		Page

Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2010 and 2009	3
	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	4
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
Signatures		28
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$1,057.7	$1,019.9	$2,120.5	$2,012.5
Cost of products sold	250.6	236.8	519.0	467.0

Gross Profit	807.1	783.1	1,601.5	1,545.5

Research and development	55.1	49.9	106.1	101.8
Selling, general and administrative	437.4	432.3	884.1	856.0
Certain claims (Note 13)	75.0	—	75.0	—
Net curtailment and settlement (Note 10)	—	(32.1)	—	(32.1)
Acquisition, integration, realignment and other (Note 2)	11.5	36.5	14.1	43.5

Operating expenses	579.0	486.6	1,079.3	969.2

Operating Profit	228.1	296.5	522.2	576.3
Interest and other, net	(14.3)	(4.0)	(28.9)	(7.7)

Earnings before income taxes	213.8	292.5	493.3	568.6
Provision for income taxes	48.3	82.4	122.4	156.3

Net Earnings of Zimmer Holdings, Inc.	$165.5	$210.1	$370.9	$412.3

Earnings Per Common Share
Basic	$0.82	$0.98	$1.83	$1.89
Diluted	$0.82	$0.98	$1.82	$1.88
Weighted Average Common Shares Outstanding
Basic	201.9	214.7	202.4	218.1
Diluted	203.0	215.5	203.6	218.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$953.7	$691.7
Short-term investments	33.0	66.4
Accounts receivable, less allowance for doubtful accounts	765.1	751.4
Inventories, net	885.8	913.2
Prepaid expenses and other current assets	127.6	105.4
Deferred income taxes	217.6	209.9

Total current assets	2,982.8	2,738.0
Property, plant and equipment, net	1,170.6	1,221.7
Goodwill	2,637.6	2,783.5
Intangible assets, net	818.5	858.0
Other assets	217.8	184.3

Total Assets	$7,827.3	$7,785.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$115.0	$134.6
Income taxes	25.4	57.5
Other current liabilities	461.4	498.6

Total current liabilities	601.8	690.7
Other long-term liabilities	360.4	328.5
Long-term debt	1,130.6	1,127.6

Total Liabilities	2,092.8	2,146.8

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 254.3 million shares issued in 2010 (254.1 million in 2009)	2.5	2.5
Paid-in capital	3,252.9	3,214.6
Retained earnings	5,473.4	5,102.5
Accumulated other comprehensive income	224.1	358.6
Treasury stock, 52.8 million shares in 2010 (49.9 million in 2009)	(3,218.4)	(3,039.5)

Total Stockholders’ Equity	5,734.5	5,638.7

Total Liabilities and Stockholders’ Equity	$7,827.3	$7,785.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six Months
	Ended June 30,
	2010	2009

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$370.9	$412.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	165.8	161.4
Net curtailment and settlement	—	(32.1)
Share-based compensation	30.6	40.1
Income tax benefit from stock option exercises	2.9	0.2
Excess income tax benefit from stock option exercises	(1.0)	—
Inventory step-up	1.3	7.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(70.5)	4.8
Receivables	(51.3)	(29.8)
Inventories	27.5	(51.8)
Accounts payable and accrued expenses	(37.4)	(119.4)
Other assets and liabilities	93.4	(13.0)

Net cash provided by operating activities	532.2	379.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(83.1)	(75.9)
Additions to other property, plant and equipment	(26.7)	(54.7)
Purchases of short-term investments	(4.0)	—
Sales of short-term investments	37.0	—
Acquisition of intellectual property rights	(8.2)	(25.9)
Investments in other assets	(6.9)	(17.8)

Net cash used in investing activities	(91.9)	(174.3)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	—	200.0
Proceeds from employee stock compensation plans	8.1	3.6
Excess income tax benefit from stock option exercises	1.0	—
Acquisition of noncontrolling interest	—	(7.8)
Repurchase of common stock	(178.9)	(337.8)

Net cash used in financing activities	(169.8)	(142.0)

Effect of exchange rates on cash and cash equivalents	(8.5)	1.5

Increase in cash and cash equivalents	262.0	64.9
Cash and cash equivalents, beginning of year	691.7	212.6

Cash and cash equivalents, end of period	$953.7	$277.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Acquisition, Integration, Realignment and Other — We recognize expenses resulting directly from our business combinations and other items as “Acquisition, integration, realignment and other” expenses. Acquisition, integration, realignment and other expenses for the three and six month periods ended June 30, 2010 and 2009 included (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Impairment/loss on disposal of assets	$7.7	$1.3	$8.1	$1.3
Consulting and professional fees	0.9	0.8	1.9	2.6
Employee severance and retention, including share-based compensation acceleration	2.3	16.6	2.2	16.8
Information technology integration	—	0.1	0.1	0.2
Facility and employee relocation	0.5	0.9	0.5	1.8
Vacated facilities	—	1.4	—	1.4
Distributor acquisitions	—	1.8	—	3.1
Certain litigation matters	(0.5)	4.8	(1.3)	4.8
Contract terminations	0.6	6.9	2.6	7.9
Other	—	1.9	—	3.6

Acquisition, integration, realignment and other	$11.5	$36.5	$14.1	$43.5

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In millions)		(In millions)

Net earnings of Zimmer Holdings, Inc.	$165.5	$210.1	$370.9	$412.3
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(97.0)	88.9	(179.4)	47.2
Unrealized foreign currency hedge gains/(losses), net of tax	24.3	(34.7)	53.0	(12.4)
Reclassification adjustments on foreign currency hedges, net of tax	(8.3)	(6.2)	(9.2)	(12.3)
Unrealized losses on securities, net of tax	—	(0.1)	—	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.2	5.8	1.1	20.4

Total Other Comprehensive Income	(80.8)	53.7	(134.5)	42.4

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$84.7	$263.8	$236.4	$454.7

4.	Inventories

	June 30,	December 31,
	2010	2009
	(In millions)

Finished goods	$707.1	$718.6
Work in progress	58.0	48.0
Raw materials	120.7	146.6

Inventories, net	$885.8	$913.2

5.	Property, Plant and Equipment

	June 30,	December 31,
	2010	2009
	(In millions)

Land	$21.5	$21.8
Buildings and equipment	1,120.5	1,147.7
Capitalized software costs	161.6	158.8
Instruments	1,255.8	1,210.2
Construction in progress	60.5	62.0

	2,619.9	2,600.5
Accumulated depreciation	(1,449.3)	(1,378.8)

Property, plant and equipment, net	$1,170.6	$1,221.7

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

Long-term debt as of June 30, 2010 consisted of our unsecured senior notes (Senior Notes) and borrowings under our $1,350 million senior credit agreement (Senior Credit Facility). Outstanding long-term debt as of June 30, 2010 was $1,130.6 million, comprised of $998.8 million from our Senior Notes and $131.8 million from our Senior Credit Facility. There was no short-term debt outstanding. The estimated fair value of our Senior Notes as of June 30, 2010, based on quoted prices for the specific securities from transactions in active markets, was $1,064.2 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

7.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis as of June 30, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Derivatives, current and long-term	$51.0	$—	$51.0	$—

	$51.0	$—	$51.0	$—

Liabilities
Derivatives, current and long-term	$16.8	$—	$16.8	$—

	$16.8	$—	$16.8	$—

The following assets and liabilities were recorded at fair value on a recurring basis as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Derivatives, current and long-term	$12.4	$—	$12.4	$—

	$12.4	$—	$12.4	$—

Liabilities
Derivatives, current and long-term	$32.7	$—	$32.7	$—

	$32.7	$—	$32.7	$—

Derivatives relate to foreign currency exchange forward contracts entered into with various third parties. We value these instruments using a market approach based on foreign currency exchange rates obtained from active markets and perform ongoing assessments of counterparty credit risk.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and six month periods ended June 30, 2010 and 2009 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at June 30, 2010, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from July 2010 through December 2012. The notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars at June 30, 2010 were $1.1 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at June 30, 2010 were $197.2 million.

As of June 30, 2010 and December 31, 2009, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the counterparty. The fair value of derivative instruments on a gross basis as of June 30, 2010 and December 31, 2009 is as follows (in millions):

	June 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$40.9	Other current assets	$23.3
Foreign exchange forward contracts	Other assets	20.0	Other assets	6.3

Total asset derivatives		$60.9		$29.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$19.7	Other current liabilities	$35.4
Foreign exchange forward contracts	Other long-term liabilities	7.0	Other long-term liabilities	14.5

Total liability derivatives		$26.7		$49.9

The fair value of outstanding derivative instruments recorded on the balance sheet at June 30, 2010, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $24.8 million, or $29.8 million after taxes, which is deferred in other comprehensive income, of which $19.7 million, or $22.1 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivative instruments had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings on a gross basis for the three and six month periods ended June 30, 2010 and 2009 (in millions):

	Amount of Gain/(Loss) Recognized
	in OCI				Amount of Gain/(Loss) Reclassified from OCI to Cost of Products Sold
	Three Months		Six Months		Three Months		Six Months
	Ended June 30,		Ended June 30,		Ended June 30,		Ended June 30,
Derivative Instrument	2010	2009	2010	2009	2010	2009	2010	2009

Foreign exchange forward contracts	$28.3	$(42.8)	$58.9	$(11.7)	$8.0	$6.4	$7.6	$10.7
Foreign exchange options	—	(1.1)	—	(0.9)	—	0.3	—	0.9

Total	$28.3	$(43.9)	$58.9	$(12.6)	$8.0	$6.7	$7.6	$11.6

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following gains/(losses) from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	2010	2009	2010	2009

Foreign exchange forward contracts	$11.1	$(5.9)	$18.3	$(3.3)

Total	$11.1	$(5.9)	$18.3	$(3.3)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

9.	Income Taxes

We are currently under audit in numerous federal, state and foreign jurisdictions. We expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount or the periods in which the expected changes in the unrecognized tax benefits will occur.

10.	Retirement Benefit Plans

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

The components of net pension expense for the three and six month periods ended June 30, 2010 and 2009, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$6.2	$5.9	$12.5	$12.8
Interest cost	4.4	3.7	9.0	8.6
Expected return on plan assets	(6.4)	(5.3)	(12.9)	(12.2)
Amortization of unrecognized prior service cost	(0.3)	—	(0.4)	—
Amortization of unrecognized actuarial loss	0.8	1.3	1.7	3.0
Curtailment	—	0.4	—	0.4

Net periodic benefit cost	$4.7	$6.0	$9.9	$12.6

We contributed $23.0 million during the six month period ended June 30, 2010 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2010. We contributed $6.8 million to our foreign-based defined benefit plans in the six month period ended June 30, 2010 and expect to contribute approximately $7 million to these foreign-based plans during the remainder of 2010.

During the three month period ended June 30, 2009, we amended the postretirement healthcare benefit plans for certain U.S. and Puerto Rico employees. Participants in the plans between the ages of 55 and 65 who were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the plans, no benefits will be paid after January 1, 2010. Additionally, we contributed approximately $7 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions.

The components of net periodic benefit expense for the three and six month periods ended June 30, 2010 and 2009, for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Service cost	$—	$0.4	$—	$0.8
Interest cost	—	0.7	—	1.3
Amortization of unrecognized prior service cost	—	(0.1)	—	(0.2)
Amortization of unrecognized actuarial loss	—	0.1	—	0.3
Settlement	—	3.2	—	3.2
Curtailment	—	(35.3)	—	(35.3)

Net periodic benefit cost	$—	$(31.0)	$—	$(29.9)

11.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average shares outstanding for basic net earnings per share	201.9	214.7	202.4	218.1
Effect of dilutive stock options and other equity awards	1.1	0.8	1.2	0.7

Weighted average shares outstanding for diluted net earnings per share	203.0	215.5	203.6	218.8

During the three and six month periods ended June 30, 2010, an average of 13.3 million options and 13.1 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June 30, 2009, an average of 14.0 million options and 15.2 million options, respectively, were not included in the computation.

In the three month period ended June 30, 2010, we repurchased 1.4 million shares of our common stock at an average price of $61.32 per share for a total cash outlay of $85.4 million, including commissions. In the six month period ended June 30, 2010, we repurchased 2.9 million shares of our common stock at an average price of $60.95 per share for a total cash outlay of $178.9 million, including commissions, under the $1.25 billion share repurchase program previously authorized by our Board of Directors that expires on December 31, 2010. As of June 30, 2010, $32.2 million remains authorized for future repurchases under this program. In July 2010, the Board of Directors approved an additional $1.5 billion share repurchase program which will expire on December 31, 2013.

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

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Americas	$609.3	$589.6	$306.5	$296.0
Europe	276.5	280.4	101.8	108.2
Asia Pacific	171.9	149.9	65.7	69.7

Total	$1,057.7	$1,019.9

Share-based compensation			(17.9)	(23.0)
Inventory step-up			—	(2.8)
Acquisition, integration, realignment and other			(11.5)	(36.5)
Certain claims			(75.0)	—
Net curtailment and settlement			—	32.1
Global operations and corporate functions			(141.5)	(147.2)

Operating profit			$228.1	$296.5

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Americas	$1,225.0	$1,184.2	$613.1	$585.7
Europe	562.6	545.5	206.6	224.9
Asia Pacific	332.9	282.8	126.8	119.7

Total	$2,120.5	$2,012.5

Share-based compensation			(30.6)	(40.1)
Inventory step-up			(1.3)	(7.0)
Acquisition, integration, realignment and other			(14.1)	(43.5)
Certain claims			(75.0)	—
Net curtailment and settlement			—	32.1
Global operations and corporate functions			(303.3)	(295.5)

Operating profit			$522.2	$576.3

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales by product category are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009

Reconstructive implants	$808.2	$779.2	$1,622.7	$1,540.3
Dental	55.9	52.7	107.6	100.1
Trauma	57.8	56.7	118.2	113.6
Spine	57.9	64.2	117.9	128.8
OSP and other	77.9	67.1	154.1	129.7

Total	$1,057.7	$1,019.9	$2,120.5	$2,012.5

13.	Commitments and Contingencies

Product Liability-Related Claims

We are subject to product liability claims and lawsuits arising in the ordinary course of our business. We establish standard accruals for product liability and other claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related legal fees and claims incurred but not reported. These standard product liability accruals are recognized in selling, general and administrative expense. We may also establish provisions for certain product liability claims outside of the standard accruals that are recorded separately on our statement of earnings, such as the provision for the Durom® Acetabular Component (Durom Cup)-related claims discussed below. We maintain insurance, subject to self-insured retention requirements, for losses from these and other claims.

On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future.

We recorded a provision of $69.0 million in 2008 as “Certain Claims” on our statement of earnings representing our estimate of the Durom Cup-related claims we expected to be made for revision surgeries occurring within two years of the original surgery. In the third quarter of 2009, based on claims information received after our initial estimate, we increased our estimate of the number of claims for revision surgeries occurring within two years of the original surgery and, accordingly, increased the “Certain Claims” provision by $35.0 million. In the second quarter of 2010, based on more recent claims information available and after consultation with an independent actuary, we revised our estimate to include all claims for revisions of original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. As a result, we increased the “Certain Claims” provision by $75.0 million, for a total of $179.0 million.

From 2008 through March 31, 2010, we recorded $42.7 million as part of our standard product liability accruals for worldwide claims relating to revisions of Durom Cup cases where the revisions had occurred, or were estimated to occur, more than two years after the original surgery. Of this amount, $0.9 million was recorded in the first quarter of 2009, $6.0 million in the second quarter of 2009 and $10.9 million in the first quarter of 2010. Beginning with the second quarter of 2010, any provisions for such claims are recorded as part of the “Certain Claims” accrual, as described above. We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of June 30, 2010, we have recorded provisions totaling $2.6 million for such post-suspension claims.

Our estimate as of June 30, 2010 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $156.8 million, of which $42.5 million is classified as short-term in “Other

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current liabilities” and $114.3 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

There are significant estimates involved in determining the provisions for Durom Cup-related claims, including estimates of the number of claims that we may eventually receive. The actual number of claims that we receive may differ from our estimates, which could result in further changes to the provision.

Intellectual Property-Related Claims

We are subject to claims of patent infringement and other intellectual property-related claims and lawsuits in the ordinary course of our business. We maintain insurance, subject to self-insured retention requirements, for losses from these and other claims.

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

While it is not possible to predict the outcome of these lawsuits and claims with any certainty, we believe that the liability, if any, resulting from these claims will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Government Investigations

In September 2007, we and other orthopaedic companies settled a U.S. government investigation pertaining to consulting contracts, professional services agreements and other agreements by which remuneration is provided to orthopaedic surgeons. As part of the settlement, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). Under the CIA, which has a term expiring in 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. We are continuing to provide information and cooperate fully with the SEC and the DOJ. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information relating to sales of our products by independent distributors in two South American countries to the SEC and the DOJ. We cannot currently predict the outcome of the investigation or the impact of our voluntary disclosures to the authorities.

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

14.	Subsequent Event

In July 2010 we entered into a definitive agreement to acquire Beijing Montagne Medical Device Co., Ltd., a leader in the rapidly growing Chinese orthopaedic implant market. Subject to regulatory approvals and certain other conditions, the acquisition is expected to close in late 2010 or early 2011. The acquisition is not expected to have a material impact on our financial position, results of operations or cash flows.

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

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2010 and our expected results for the remainder of 2010.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of sales growth during the three month period ended June 30, 2010, compared to flat volume and mix in the same 2009 period.

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

Pricing Trends

Global selling prices decreased 1 percent during the three month periods ended June 30, 2010 and 2009. Selling prices in the Americas decreased 1 percent during the three month periods ended June 30, 2010 and 2009. Europe selling prices increased 1 percent during the three month period ended June 30, 2010 compared to flat pricing in the same 2009 period. Primarily due to the bi-annual pricing adjustments in Japan that went into effect on April 1, 2010, Asia Pacific selling prices decreased 3 percent during the three month period ended June 30, 2010, compared to a 1 percent decrease in the same 2009 period. We continue to expect selling prices will be down approximately 1 to 2 percent on a global basis for 2010 largely due to governmental healthcare cost containment efforts and continuing pricing pressure from local hospitals and health systems.

Foreign Currency Exchange Rates

A strengthening of the Australian Dollar, Canadian Dollar and Japanese Yen versus the U.S. Dollar offset a decline in the Euro resulting in a 1 percent increase in sales from foreign currency exchange rate fluctuations in the three month period ended June 30, 2010. For the year ending December 31, 2010, we estimate that an overall stronger U.S. Dollar versus foreign currency exchange rates will have a negative effect of approximately 0-1 percent on sales. We address currency risk through regular operating and financing activities, and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Global Economic Conditions

Although certain markets for our products have been impacted by the global economic downturn, particularly in our Europe segment, we have experienced some level of stabilization. For the third straight quarter, volume/mix for our core reconstructive business contributed 4 to 5 percentage points of growth, which are the largest contributions since the third quarter of 2008 when volume/mix trends were in the mid to high single digits. Dental sales volume/mix was positive for the second straight quarter after more than a year of negative growth, as that category had been more affected by the recession than our other categories.

Second Quarter and Year-To-Date Results of Operations

Net Sales by Operating Segment

The following tables present net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% Inc /	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Americas	$609.3	$589.6	3%	4%	(1)%	—%
Europe	276.5	280.4	(1)	2	1	(4)
Asia Pacific	171.9	149.9	15	9	(3)	9

Total	$1,057.7	$1,019.9	4	4	(1)	1

	Six Months Ended June 30,			Volume/		Foreign
	2010	2009	% Inc	Mix	Price	Exchange

Americas	$1,225.0	$1,184.2	3%	4	(1)%	—%
Europe	562.6	545.5	3	2	—	1
Asia Pacific	332.9	282.8	18	10	(1)	9

Total	$2,120.5	$2,012.5	5	4	(1)	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% Inc /	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Reconstructive
Knees	$452.9	$437.4	4%	5%	(2)%	1%
Hips	317.1	308.1	3	4	(1)	—
Extremities	38.2	33.7	13	13	—	—

Total	808.2	779.2	4	5	(2)	1

Dental	55.9	52.7	6	5	3	(2)
Trauma	57.8	56.7	2	—	1	1
Spine	57.9	64.2	(10)	(9)	—	(1)
OSP and other	77.9	67.1	16	14	—	2

Total	$1,057.7	$1,019.9	4	4	(1)	1

	Six Months Ended June 30,		% Inc/	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Reconstructive
Knees	$913.3	$865.9	5%	5%	(2)%	2%
Hips	632.8	607.7	4	3	(1)	2
Extremities	76.6	66.7	15	13	—	2

Total	1,622.7	1,540.3	5	4	(1)	2

Dental	107.6	100.1	7	4	3	—
Trauma	118.2	113.6	4	—	2	2
Spine	117.9	128.8	(8)	(9)	—	1
OSP and other	154.1	129.7	19	17	(1)	3

Total	$2,120.5	$2,012.5	5	4	(1)	2

The following tables present net sales by product category by region (dollars in millions):

	Three Months Ended June 30,		% Inc/	Six Months Ended June 30,		% Inc/
	2010	2009	(Dec)	2010	2009	(Dec)

Reconstructive
Knees
Americas	$279.8	$271.1	3%	$566.0	$546.9	3%
Europe	106.1	107.8	(1)	219.7	212.6	3
Asia Pacific	67.0	58.5	15	127.6	106.4	20
Hips
Americas	148.4	143.3	4	295.2	284.9	4
Europe	109.2	111.5	(2)	221.0	219.4	1
Asia Pacific	59.5	53.3	12	116.6	103.4	13
Extremities
Americas	29.6	25.8	14	59.2	51.4	15
Europe	6.2	6.0	5	12.7	11.7	9
Asia Pacific	2.4	1.9	26	4.7	3.6	30

Total	808.2	779.2	4	1,622.7	1,540.3	5

Dental
Americas	28.5	26.0	10	55.7	52.1	7
Europe	21.4	20.4	5	40.2	37.1	8
Asia Pacific	6.0	6.3	(6)	11.7	10.9	7
Trauma
Americas	31.3	31.2	1	63.9	63.6	1
Europe	11.2	12.7	(12)	23.0	23.3	(2)
Asia Pacific	15.3	12.8	19	31.3	26.7	17
Spine
Americas	41.7	48.5	(14)	85.7	100.0	(14)
Europe	12.6	12.0	5	25.5	22.5	13
Asia Pacific	3.6	3.7	(2)	6.7	6.3	7
OSP and other
Americas	50.0	43.7	14	99.3	85.3	16
Europe	9.8	10.0	(2)	20.5	18.9	8
Asia Pacific	18.1	13.4	34	34.3	25.5	34

Total	$1,057.7	$1,019.9	4	$2,120.5	$2,012.5	5

Knees

The NexGen® Complete Knee Solution product line, including Gender SolutionsTM Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee® Flex System led knee sales. In addition, sales of partial knee devices, including the Zimmer® Uni Knee and the recently released Gender Solutions Patello Femoral Joint, contributed to knee growth. We also continue to see growth in our new line of Patient Specific Instruments. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the three month period ended June 30, 2010 by 4 percent and positively affected knee sales in the six month period ended June 30, 2010 by 1 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the three and six month periods ended June 30, 2010 by 10 percent and 12 percent, respectively.

Hips

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of revision Hip products such as the ZMR® Hip System and the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. Sales of our recently launched ContinuumTM Acetabular System also contributed to growth in the three month period ended June 30, 2010. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the three month period ended June 30, 2010 by 4 percent and positively affected hip sales in the six month period ended June 30, 2010 by 2 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the three and six month periods ended June 30, 2010 by 8 percent and 9 percent, respectively.

Extremities

Extremities sales growth was strong across all regions as these types of procedures have become more widely accepted. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales.

Dental

Dental sales improved for the second straight quarter following a year of weaker demand caused by the global economic downturn in 2009, reflecting a stabilizing trend in this market. Sales were led by the Tapered Screw-Vent® Implant System. Regenerative product sales exhibited strong growth.

Trauma

Zimmer Periarticular Locking Plates and the ITST ® Intertrochanteric/Subtrochanteric Fixation System led trauma sales, while sales of cable products also made a strong contribution in the quarter. Tibial nail and interlocking screw sales within the Zimmer Natural Nail TM system increased as we continued the launch of this product line.

Spine

Our spine business in the Americas continued to experience operational challenges, a difficult reimbursement landscape and challenges related to the Dynesys® Dynamic Stabilization System. Growth in spine sales in Europe and Asia Pacific for the six month period ended June 30, 2010 was driven by the stabilization of our distribution channels, which followed the Abbott Spine integration activity of 2009. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems, our Universal Clamp® System and our Trinica® Anterior Cervical Plate System partly offset a decline in sales of the Dynesys system in the three and six month periods ended June 30, 2010.

1 Registered trademark of CeramTec AG

OSP and other

OSP sales were led by PALACOS®2 Bone Cement and powered instruments. Our wound debridement products also made a strong contribution as we continue to make progress recovering market share after a voluntary recall and temporary suspension of production.

Expenses as a Percent of Net Sales

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009	Inc (Dec)	2010	2009	Inc (Dec)

Cost of products sold	23.7%	23.2%	0.5	24.5%	23.2%	1.3
Research and development	5.2	4.9	0.3	5.0	5.1	(0.1)
Selling, general and administrative	41.4	42.4	(1.0)	41.7	42.5	(0.8)
Acquisition, integration, realignment and other	1.1	3.6	(2.5)	0.7	2.2	(1.5)
Certain claims	7.1	—	7.1	3.5	—	3.5
Net curtailment and settlement	—	(3.2)	3.2	—	(1.6)	1.6
Operating profit	21.6	29.1	(7.5)	24.6	28.6	(4.0)
Interest and other, net	(1.4)	(0.4)	1.0	(1.4)	(0.4)	1.0

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three and six month periods ended June 30, 2010 compared to the same 2009 periods was driven by higher manufacturing costs per unit due to lower production levels in late 2009 into 2010. Additionally, foreign currency hedge gains recognized in the six month period ended June 30, 2010 were less significant than foreign currency hedge gains recognized in the same 2009 period.

Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income, and then recognized in cost of products sold when the hedged item affects earnings.

The increases in cost of products sold were partially offset by lower excess inventory and obsolescence charges recognized in the three and six month periods ended June 30, 2010 as compared to the same 2009 periods due to improved inventory management.

Operating Expenses

Research and development expense, or R&D, increased to $55.1 million and $106.1 million for the three and six month periods ended June 30, 2010, respectively, from $49.9 million and $101.8 million in the same 2009 periods. This increase reflects higher spending on new product development across nearly all of our product categories as well as spending on external research, clinical, regulatory and quality initiatives. We continue to expect R&D spending in 2010 to be between 5 to 6 percent of sales for the full year.

Selling, general and administrative expense, or SG&A, increased to $437.4 million and $884.1 million for the three and six month periods ended June 30, 2010, respectively, from $432.3 million and $856.0 million in the same 2009 periods. This is an improvement in SG&A as a percentage of sales by 100 basis points in the three month period ended June 30, 2010 and an 80 basis point improvement in the six month period ended June 30, 2010. This improvement represents controlled spending during a time of increasing sales.

The overall dollar increase in spending was driven by medical education and training activities and incremental costs associated with certain operational excellence and growth initiatives.

2 Registered trademark of Heraeus Kulzer GmbH

Acquisition, integration, realignment and other expenses for the three and six month periods ended June 30, 2010 decreased to $11.5 million and $14.1 million, respectively, from $36.5 million and $43.5 million in the same 2009 periods. The 2010 expenses primarily relate to a transformation of our information technology infrastructure. This included outsourcing our data center to a third party and severance and retention costs for employees in various information technology areas. As a result of the data center outsourcing, we sold certain assets at a loss. Acquisition, integration, realignment and other expenses were higher in the 2009 periods due to severance and termination-related expenses that we incurred as a result of the initiation of our global workforce realignment in the second quarter of 2009. The decrease in acquisition, integration, realignment and other expenses is also due to a reduction in contract termination costs and lower legal fees due to the settlement of certain litigation matters.

“Certain Claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $104.0 million was originally recorded during 2008 and 2009 with an additional $75.0 million recorded during the three month period ended June 30, 2010, bringing the total provision to $179.0 million for these claims. For more information regarding these claims, see Note 13 to the consolidated financial statements.

We recognized a net curtailment and settlement gain of $32.1 million during the three month period ended June 30, 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans.

Operating Profit, Interest and Other Expense, Income Taxes and Net Earnings

Operating profit for the three and six month periods ended June 30, 2010 decreased to $228.1 million and $522.2 million, respectively, from $296.5 million and $576.3 million in the same 2009 periods. The decrease in operating profit is due to higher operating expenses, most notably the “Certain Claims” provision recorded on our statement of earnings.

Interest and other, net for the three and six month periods ended June 30, 2010, increased to $14.3 million and $28.9 million, respectively, compared to $4.0 million and $7.7 million in the same 2009 periods. The increase in interest expense is a result of the senior unsecured notes that we issued in November 2009.

The effective tax rate on earnings before income taxes for the three month period ended June 30, 2010 decreased to 22.6 percent, from 28.2 percent in the same 2009 period. The effective tax rate on earnings before income taxes for the six month period ended June 30, 2010 decreased to 24.8 percent, from 27.5 percent in the same 2009 period. The decrease in the effective tax rate in the 2010 periods is primarily due to the tax effect of the “Certain Claims” provision as well as the favorable resolution of certain tax positions.

Net earnings decreased 21 percent to $165.5 million for the three month period ended June 30, 2010, compared to $210.1 million in the same 2009 period. Net earnings decreased 10 percent to $370.9 million for the six month period ended June 30, 2010, compared to $412.3 million in the same 2009 period. For the three month 2010 period, basic and diluted earnings per share both decreased 16 percent to $0.82, from $0.98 in the same 2009 period. For the six month 2010 period, basic and diluted earnings per share both decreased 3 percent to $1.83 and $1.82, respectively, from $1.89 and $1.88 in the same 2009 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2010 and 2009 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $532.2 million for the six month period ended June 30, 2010, compared to $379.7 million in the same 2009 period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $197.7 million of operating cash. All other items of operating cash flows reflect a use of $36.4 million of cash, compared to a use of $209.0 million in the same 2009 period. In the 2009 period we resolved outstanding payments to healthcare professionals and institutions, resulting in substantial cash outflows. A reduction in inventory levels during the 2010 period compared to an increase in inventory levels during the 2009 period also contributed to the improvement in cash flows from operating activities, partially offset by higher tax payments in the 2010 period.

At June 30, 2010, we had 61 days of sales outstanding in trade accounts receivable, which represents an increase of 1 day compared to March 31, 2010 and a decrease of 2 days compared to June 30, 2009. At June 30,

2010, we had 318 days of inventory on hand, which is an increase of 16 days compared to March 31, 2010 and an improvement of 57 days from June 30, 2009.

Cash flows used in investing activities were $91.9 million for the three month period ended June 30, 2010, compared to $174.3 million in the same 2009 period. Additions to instruments increased by $7.2 million during the six month period ended June 30, 2010 compared to the same 2009 period. Spending on other property, plant and equipment decreased by $28.0 million during the six month period ended June 30, 2010 compared to the same 2009 period. We expect to increase spending on property, plant and equipment and instruments over the remainder of 2010 as we replace machinery and equipment in the normal course of business and invest in instruments to support our new product launches. During the first two quarters of 2010, we purchased and sold approximately $4.0 million and $37.0 million, respectively, in short-term investments that have original maturities greater than 90 days. Acquired intellectual property rights of $8.2 million in the six month period ended June 30, 2010 and $25.9 million in the same 2009 period relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. Investments in other assets in both 2010 and 2009 primarily relate to payments to acquire certain foreign-based distributors.

Cash flows used in financing activities were $169.8 million for the six month period ended June 30, 2010, compared to $142.0 million in the same 2009 period. For the six months ended June 30, 2010, we repurchased 2.9 million common shares for a total of $178.9 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $337.8 million in the same 2009 period. In the 2009 period, we borrowed against our senior credit facility, in part, to fund these share repurchases. Proceeds from our stock compensation plans increased in the six month period ended June 30, 2010, compared to the same 2009 period, due to an increase in employee stock option exercises.

We have two outstanding tranches of unsecured senior notes (Senior Notes): $500 million aggregate principal amount of 4.625% Senior Notes due November 30, 2019 and $500 million aggregate principal amount of 5.75% Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year until maturity. We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at the applicable redemption prices.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $131.8 million in outstanding borrowings under the Senior Credit Facility at June 30, 2010, and an availability of $1,218.2 million.

We also have available uncommitted credit facilities totaling $80.4 million.

We may use excess cash to repurchase additional common stock under our share repurchase programs. We had $32.2 million available at June 30, 2010 under our $1.25 billion share repurchase program which expires December 31, 2010. In July 2010, the Board of Directors approved an additional $1.5 billion share repurchase program which will expire on December 31, 2013.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have yet to adopt that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

There were no changes in the six month period ended June 30, 2010 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009. The information below provides an update on how certain of those critical accounting policies were applied in the current year.

Commitments and Contingencies — During the three month period ended June 30, 2010, we recorded an additional provision for certain claims of $75.0 million, and we revised the definition of “Certain Claims” recorded in our statement of earnings to include worldwide claims relating to all revisions of Durom Cup cases where the original surgery was performed before our July 22, 2008 suspension of marketing and distribution, regardless of the time period elapsed between the original surgery and the revision surgery. This additional provision represents management’s updated estimate of liability to Durom Cup patients undergoing revisions associated with original surgeries occurring before July 22, 2008.

Goodwill and Intangible Assets — In the fourth quarter of 2009 we incurred a goodwill impairment charge of $73.0 million related to our U.S. Spine reporting unit. Although there were signs of improvement in the three month period ended March 31, 2010, such as growth in sales of acquired Abbott Spine products, our U.S. Spine reporting unit continued to experience challenges, so we performed another impairment test in the first quarter of 2010.

Using methodology similar to that used in the fourth quarter of 2009, we determined the estimated fair value of the reporting unit using an equal weighting of income and market approaches. The estimated fair value of the reporting unit was greater (although not substantially greater) than the carrying value of the net assets, so we did not record a goodwill impairment charge.

Although revenues of the U.S. Spine reporting unit decreased in the three month period ended June 30, 2010, the revenue and underlying cash flows were in line with our estimates. Therefore, no impairment test was performed on this reporting unit in the second quarter of 2010.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

Except as set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, there have been no material changes from the risk factors disclosed in Part I — Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2010:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2010	989,600	$61.26	52,372,848	$56,981,767
May 2010	403,300	61.47	52,776,148	32,191,360
June 2010	—	—	52,776,148	32,191,360

Total	1,392,900	$61.32	52,776,148	$32,191,360

*	Includes repurchases made under expired programs as well as the current program authorizing $1.25 billion of repurchases through December 31, 2010. We have also announced that our Board of Directors has authorized an additional share repurchase program authorizing $1.5 billion of repurchases through December 31, 2013.

Item 5.	Other Information

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document*
101	.SCH	XBRL Taxonomy Extension Schema Document*
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)

Date: August 5, 2010	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 5, 2010	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer