Form 10-Q
period 2010-09-30
ZIMMER HOLDINGS INC
filed 2010-11-03
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of October 22, 2010, 197,443,081 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2010

		Page

Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2010 and 2009	3
	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
Signatures		30
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net Sales	$965.0	$975.6	$3,085.5	$2,988.1
Cost of products sold	219.2	249.3	738.2	716.3

Gross Profit	745.8	726.3	2,347.3	2,271.8

Research and development	57.6	52.2	163.1	154.0
Selling, general and administrative	411.6	412.9	1,296.3	1,268.9
Certain claims (Note 14)	—	35.0	75.0	35.0
Net curtailment and settlement (Note 11)	—	—	—	(32.1)
Acquisition, integration, realignment and other (Note 2)	5.0	22.2	19.1	65.7

Operating expenses	474.2	522.3	1,553.5	1,491.5

Operating Profit	271.6	204.0	793.8	780.3
Interest and other, net	(14.2)	(4.2)	(43.1)	(11.9)

Earnings before income taxes	257.4	199.8	750.7	768.4
Provision for income taxes	66.3	49.9	188.7	206.2

Net Earnings of Zimmer Holdings, Inc.	$191.1	$149.9	$562.0	$562.2

Earnings Per Common Share
Basic	$0.96	$0.70	$2.79	$2.60
Diluted	$0.96	$0.70	$2.78	$2.59
Weighted Average Common Shares Outstanding
Basic	198.7	213.6	201.2	216.6
Diluted	199.7	214.5	202.3	217.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$918.6	$691.7
Short-term investments	63.0	66.4
Accounts receivable, less allowance for doubtful accounts	757.8	751.4
Inventories, net	925.4	913.2
Prepaid expenses and other current assets	104.7	105.4
Deferred income taxes	237.8	209.9

Total current assets	3,007.3	2,738.0
Property, plant and equipment, net	1,177.4	1,221.7
Goodwill	2,738.7	2,783.5
Intangible assets, net	814.1	858.0
Other assets	266.2	184.3

Total Assets	$8,003.7	$7,785.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116.5	$134.6
Income taxes	57.6	57.5
Other current liabilities	524.5	498.6

Total current liabilities	698.6	690.7
Other long-term liabilities	344.6	328.5
Long-term debt	1,138.6	1,127.6

Total Liabilities	2,181.8	2,146.8

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 254.5 million shares issued in 2010 (254.1 million in 2009)	2.5	2.5
Paid-in capital	3,273.7	3,214.6
Retained earnings	5,664.5	5,102.5
Accumulated other comprehensive income	325.3	358.6
Treasury stock, 57.0 million shares in 2010 (49.9 million in 2009)	(3,444.1)	(3,039.5)

Total Stockholders’ Equity	5,821.9	5,638.7

Total Liabilities and Stockholders’ Equity	$8,003.7	$7,785.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$562.0	$562.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	249.5	249.6
Net curtailment and settlement	—	(32.1)
Share-based compensation	45.4	57.7
Income tax benefit from stock option exercises	3.4	0.7
Excess income tax benefit from stock option exercises	(1.1)	(0.1)
Inventory step-up	1.3	9.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(69.3)	(4.9)
Receivables	(13.1)	10.9
Inventories	6.9	(22.3)
Accounts payable and accrued expenses	(9.1)	(133.6)
Other assets and liabilities	76.6	34.0

Net cash provided by operating activities	852.5	732.0

Cash flows provided by (used in) investing activities:
Additions to instruments	(133.1)	(102.7)
Additions to other property, plant and equipment	(40.6)	(76.8)
Purchases of investments	(100.6)	—
Sales of investments	56.5	—
Acquisition of intellectual property rights	(8.2)	(32.9)
Investments in other assets	(9.4)	(35.5)

Net cash used in investing activities	(235.4)	(247.9)

Cash flows provided by (used in) financing activities:
Net borrowing under credit facilities	—	141.0
Proceeds from employee stock compensation plans	12.9	7.6
Excess income tax benefit from stock option exercises	1.1	0.1
Acquisition of noncontrolling interest	—	(8.6)
Repurchase of common stock	(404.6)	(404.4)

Net cash used in financing activities	(390.6)	(264.3)

Effect of exchange rates on cash and cash equivalents	0.4	7.3

Increase in cash and cash equivalents	226.9	227.1
Cash and cash equivalents, beginning of year	691.7	212.6

Cash and cash equivalents, end of period	$918.6	$439.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Acquisition, Integration, Realignment and Other — We recognize expenses resulting directly from our business combinations and other items as “Acquisition, integration, realignment and other” expenses. Acquisition, integration, realignment and other expenses for the three and nine month periods ended September 30, 2010 and 2009 included (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Impairment/loss on disposal of assets	$—	$0.9	$8.1	$2.2
Consulting and professional fees	0.7	0.6	2.6	3.2
Employee severance and retention, including share-based compensation acceleration	0.8	1.6	3.0	18.4
Information technology integration	—	0.5	0.1	0.7
Facility and employee relocation	—	2.9	0.5	4.7
Vacated facilities	0.2	—	0.2	1.4
Distributor acquisitions	0.8	4.8	0.8	7.9
Certain litigation matters	1.0	9.3	(0.3)	14.1
Contract terminations	0.6	0.7	3.2	8.6
Other	0.9	0.9	0.9	4.5

Acquisition, integration, realignment and other	$5.0	$22.2	$19.1	$65.7

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In millions)		(In millions)

Net earnings of Zimmer Holdings, Inc.	$191.1	$149.9	$562.0	$562.2
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	144.5	98.0	(34.9)	145.2
Unrealized foreign currency hedge gains/(losses), net of tax	(36.9)	(25.5)	16.1	(37.9)
Reclassification adjustments on foreign currency hedges, net of tax	(5.4)	(4.6)	(14.6)	(16.9)
Unrealized gains (losses) on securities, net of tax	(0.1)	0.2	(0.1)	(0.3)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.9)	0.7	0.2	21.1

Total Other Comprehensive Income	101.2	68.8	(33.3)	111.2

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$292.3	$218.7	$528.7	$673.4

4.	Inventories

	September 30,	December 31,
	2010	2009
	(In millions)

Finished goods	$748.2	$718.6
Work in progress	51.1	48.0
Raw materials	126.1	146.6

Inventories, net	$925.4	$913.2

5.	Property, Plant and Equipment

	September 30,	December 31,
	2010	2009
	(In millions)

Land	$22.0	$21.8
Buildings and equipment	1,141.6	1,147.7
Capitalized software costs	166.0	158.8
Instruments	1,308.1	1,210.2
Construction in progress	62.1	62.0

	2,699.8	2,600.5
Accumulated depreciation	(1,522.4)	(1,378.8)

Property, plant and equipment, net	$1,177.4	$1,221.7

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

Long-term debt as of September 30, 2010 consisted of our unsecured senior notes (Senior Notes) and borrowings under our $1,350 million senior credit agreement (Senior Credit Facility). Outstanding long-term debt as of September 30, 2010 was $1,138.6 million, comprised of $998.8 million from our Senior Notes and $139.8 million from our Senior Credit Facility. There was no short-term debt outstanding. The estimated fair value of our Senior Notes as of September 30, 2010, based on quoted prices for the specific securities from transactions in over-the-counter markets, was $1,091.4 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

7.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments as of September 30, 2010 is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Corporate debt securities	$57.8	$—	$(0.1)	$57.7
Foreign government debt securities	4.1	—	—	4.1
U.S. agency debt securities	11.2	—	—	11.2
Certificates of deposit	37.1	—	—	37.1

Total short and long-term investments	$110.2	$—	$(0.1)	$110.1

Information regarding our investments as of December 31, 2009 is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

Certificates of deposit	$66.4	$—	$—	$66.4

Total short-term investments	$66.4	$—	$—	$66.4

Unrealized gains and losses on these investments are recorded in other comprehensive income in our consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary as of September 30, 2010 (in millions):

		Unrealized
	Fair Value	Losses

Corporate debt securities	$37.3	$(0.1)

Total	$37.3	$(0.1)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of thirteen securities were in an unrealized loss position as of September 30, 2010.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from the current adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of September 30, 2010 are temporary because we do not intend to sell these investments, nor is it more likely than not that we will be required to sell them, before recovery of their amortized cost basis.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2010 are as follows (in millions):

	Amortized
	Cost	Fair Value

Due in one year or less	$63.0	$63.0
Due after one year through two years	47.2	47.1

Total	$110.2	$110.1

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis as of September 30, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Corporate debt securities	$57.7	$—	$57.7	$—
Foreign government debt securities	4.1	—	4.1	—
U.S. agency debt securities	11.2	—	11.2	—
Certificates of deposit	37.1	—	37.1	—

Total available-for-sale securities	110.1	—	110.1	—
Derivatives, current and long-term	21.1	—	21.1	—

	$131.2	$—	$131.2	$—

Liabilities
Derivatives, current and long-term	$36.9	$—	$36.9	$—

	$36.9	$—	$36.9	$—

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assets and liabilities were recorded at fair value on a recurring basis as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Certificates of deposit	$66.4	$—	$66.4	$—

Total available-for-sale securities	66.4	—	66.4	—
Derivatives, current and long-term	12.4	—	12.4	—

	$78.8	$—	$78.8	$—

Liabilities
Derivatives, current and long-term	$32.7	$—	$32.7	$—

	$32.7	$—	$32.7	$—

Available-for-sale securities are valued using broker prices for identical assets in over-the-counter markets.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the three and nine month periods ended September 30, 2010 and 2009 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at September 30, 2010, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from October 2010 through March 2013. As of September 30, 2010, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.3 billion. As of September 30, 2010, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $207.8 million.

As of September 30, 2010 and December 31, 2009, all derivative instruments designated as cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of September 30, 2010 and December 31, 2009 is as follows (in millions):

	September 30, 2010		December 31, 2009
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$28.5	Other current assets	$23.3
Foreign exchange forward contracts	Other assets	10.0	Other assets	6.3

Total asset derivatives		$38.5		$29.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$36.7	Other current liabilities	$35.4
Foreign exchange forward contracts	Other long-term liabilities	17.6	Other long-term liabilities	14.5

Total liability derivatives		$54.3		$49.9

The fair value of outstanding derivative instruments recorded on the balance sheet at September 30, 2010, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $27.9 million, or $12.5 million after taxes, which is deferred in other comprehensive income, of which $11.0 million, or $2.7 million after taxes, is expected to be reclassified to earnings over the next twelve months.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivative instruments had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings on a gross basis for the three and nine month periods ended September 30, 2010 and 2009 (in millions):

	Amount of Gain/(Loss) Recognized				Amount of Gain/(Loss) Reclassified
	in OCI				from OCI to Cost of Products Sold
	Three Months		Nine Months		Three Months		Nine Months
	Ended September 30,		Ended September 30,		Ended September 30,		Ended September 30,
Derivative Instrument	2010	2009	2010	2009	2010	2009	2010	2009

Foreign exchange forward contracts	$(49.3)	$(34.2)	$9.6	$(45.9)	$5.0	$4.7	$12.6	$15.4
Foreign exchange options	—	(1.0)	—	(1.9)	—	0.2	—	1.1

Total	$(49.3)	$(35.2)	$9.6	$(47.8)	$5.0	$4.9	$12.6	$16.5

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

The following gains/(losses) from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	2010	2009	2010	2009

Foreign exchange forward contracts	$(14.7)	$(9.6)	$3.6	$(12.9)

Total	$(14.7)	$(9.6)	$3.6	$(12.9)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

10.	Income Taxes

We operate in multiple income tax jurisdictions both inside and outside the United States and are currently under audit in numerous federal, state and foreign jurisdictions. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. We anticipate changes in the fourth quarter of 2010 due to the potential conclusion of multiple tax examinations and statute expirations. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

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

The components of net pension expense for the three and nine month periods ended September 30, 2010 and 2009, for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Service cost	$6.4	$6.7	$18.9	$19.5
Interest cost	4.5	4.4	13.5	13.0
Expected return on plan assets	(6.5)	(6.3)	(19.4)	(18.5)
Amortization of unrecognized prior service cost	(0.2)	(0.1)	(0.6)	(0.1)
Amortization of unrecognized actuarial loss	0.8	1.7	2.5	4.7
Curtailment	—	—	—	0.4

Net periodic benefit cost	$5.0	$6.4	$14.9	$19.0

We contributed $23.0 million during the nine month period ended September 30, 2010 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2010. We contributed $10.3 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2010 and expect to contribute approximately $4 million to these foreign-based plans during the remainder of 2010.

During the three month period ended June 30, 2009, we amended the postretirement healthcare benefit plans for certain U.S. and Puerto Rico employees. Participants in the plans between the ages of 55 and 65 who were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plans, no benefits will be paid after January 1, 2010. Additionally, we contributed approximately $7 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions.

The components of net periodic benefit expense for the nine month periods ended September 30, 2010 and 2009 for our U.S. and Puerto Rico postretirement benefit plans are as follows (in millions):

	Nine Months
	Ended September 30,
	2010	2009

Service cost	$—	$0.8
Interest cost	—	1.3
Amortization of unrecognized prior service cost	—	(0.2)
Amortization of unrecognized actuarial loss	—	0.3
Settlement	—	3.2
Curtailment	—	(35.3)

Net periodic benefit cost	$—	$(29.9)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average shares outstanding for basic net earnings per share	198.7	213.6	201.2	216.6
Effect of dilutive stock options and other equity awards	1.0	0.9	1.1	0.8

Weighted average shares outstanding for diluted net earnings per share	199.7	214.5	202.3	217.4

During the three and nine month periods ended September 30, 2010, an average of 14.4 million options and 13.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2009, an average of 13.6 million options and 14.7 million options, respectively, were not included in the computation.

In the three month period ended September 30, 2010, we repurchased 4.2 million shares of our common stock at an average price of $53.58 per share for a total cash outlay of $225.7 million, including commissions. In the nine month period ended September 30, 2010, we repurchased 7.1 million shares of our common stock at an average price of $56.61 per share for a total cash outlay of $404.6 million, including commissions. As of September 30, 2010, approximately $1.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

13.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare related services. Revenue related to these other healthcare related services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the United States and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates operating segment performance based upon segment operating profit exclusive of operating expenses pertaining to global operations and corporate expenses, share-based compensation, certain claims, acquisition, integration, realignment and other, net curtailment and settlement, inventory step-up and intangible asset amortization expense. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, and U.S. and Puerto Rico based manufacturing operations and logistics. Intercompany transactions have been eliminated from segment operating profit.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and segment operating profit are as follows (in millions):

			Operating Profit
	Net Sales		Three Months
	Three Months Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Americas	$583.2	$584.5	$290.0	$291.1
Europe	215.8	242.4	68.8	76.0
Asia Pacific	166.0	148.7	64.3	62.7

Total	$965.0	$975.6

Share-based compensation			(14.8)	(17.6)
Inventory step-up			—	(2.9)
Acquisition, integration, realignment and other			(5.0)	(22.2)
Certain claims			—	(35.0)
Global operations and corporate functions			(131.7)	(148.1)

Operating profit			$271.6	$204.0

	Net Sales		Operating Profit
	Nine Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Americas	$1,808.2	$1,768.7	$904.4	$876.8
Europe	778.4	787.9	275.4	300.9
Asia Pacific	498.9	431.5	191.1	182.3

Total	$3,085.5	$2,988.1

Share-based compensation			(45.4)	(57.7)
Inventory step-up			(1.3)	(9.9)
Acquisition, integration, realignment and other			(19.1)	(65.7)
Certain claims			(75.0)	(35.0)
Net curtailment and settlement			—	32.1
Global operations and corporate functions			(436.3)	(443.5)

Operating profit			$793.8	$780.3

Net sales by product category are as follows (in millions):

			Nine Months
	Three Months Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009

Reconstructive implants	$723.8	$736.9	$2,346.5	$2,277.2
Dental	49.0	48.0	156.6	148.1
Trauma	58.1	57.6	176.3	171.2
Spine	56.5	61.7	174.4	190.5
Surgical and other	77.6	71.4	231.7	201.1

Total	$965.0	$975.6	$3,085.5	$2,988.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Commitments and Contingencies

Product Liability-Related Claims

We are subject to product liability claims arising in the ordinary course of our business. We establish standard accruals for product liability claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related legal fees and claims incurred but not reported. These standard product liability accruals are recognized in selling, general and administrative expense. We may also establish provisions for certain product liability claims outside of the standard accruals that are recorded separately on our statement of earnings, such as the provision for claims related to the Durom® Acetabular Component (Durom Cup) discussed below. We maintain insurance, subject to self-insured retention requirements, for losses from these and other claims.

On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future.

We recorded a provision of $69.0 million in 2008 as “Certain Claims” on our statement of earnings representing our estimate of the Durom Cup-related claims we expected to be made for revision surgeries occurring within two years of the original surgery. In the third quarter of 2009, based on claims information received after our initial estimate, we increased our estimate of the number of claims for revision surgeries occurring within two years of the original surgery and, accordingly, increased the “Certain Claims” provision by $35.0 million. In the second quarter of 2010, based on more recent claims information available and after consultation with an independent actuary, we revised our estimate to include all claims for revisions of original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. As a result, we increased the “Certain Claims” provision by $75.0 million, for a total of $179.0 million, in the second quarter of 2010. We did not change the “Certain Claims” provision in the third quarter of 2010.

From 2008 through March 31, 2010, we recorded $42.7 million as part of our standard product liability accruals for worldwide claims relating to revisions of Durom Cup cases where the revisions had occurred, or were estimated to occur, more than two years after the original surgery. Of this amount, $3.5 million was recorded in the three month period ended September 30, 2009, $10.4 million in the nine month period ended September 30, 2009 and $10.9 million in the first quarter of 2010. Beginning with the second quarter of 2010, any additional provisions for such claims are recorded as part of the “Certain Claims” accrual, as described above.

We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of September 30, 2010, we have recorded provisions totaling $4.1 million for such post-suspension claims.

Our estimate as of September 30, 2010 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $142.5 million, of which $42.5 million is classified as short-term in “Other current liabilities” and $100.0 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

We rely on significant estimates in determining the provisions for Durom Cup-related claims, including estimates of the number of claims that we may eventually receive. The actual number of claims that we receive may differ from our estimates, which could result in further changes to the provision.

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

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the United States District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against U.S. Patent No. 6,818,020. The USPTO rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ’934, ’814 and ’308 patents. That motion was granted on January 13, 2010. On October 13, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling on the invalidity of the asserted claims of the ’934, ’814 and ’308 patents. The case otherwise remains stayed pending the USPTO’s re-examination of the ’020 patent. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

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

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2010 and our expected results for the remainder of 2010.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 1 percentage point of sales growth during the three month period ended September 30, 2010, compared to a 4 percentage point contribution in the same 2009 period. In the third quarter, the market experienced a slowdown in hospital procedure volumes due to global economic conditions, unemployment, strict national healthcare budgets and other factors, particularly in our Americas and Europe segments.

Long-term indicators still point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity® and Prolong® Highly Crosslinked Polyethylenes, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, knee revision products, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices decreased 1 percent during the three month periods ended September 30, 2010 and 2009. Selling prices in the Americas decreased 1 percent during the three month periods ended September 30, 2010 and 2009. Europe selling prices were flat during the three month period ended September 30, 2010, compared to a 1 percent decrease in the same 2009 period. Primarily due to the bi-annual pricing adjustments in Japan that went into effect on April 1, 2010, Asia Pacific selling prices decreased 3 percent during the three month period ended September 30, 2010, compared to flat pricing in the same 2009 period. We continue to expect selling prices will be down approximately 1 to 2 percent on a global basis for 2010 largely due to governmental healthcare cost containment efforts and continuing pricing pressure from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2010, foreign currency exchange rates resulted in a 1 percent decline in sales. For the year ending December 31, 2010, we estimate that an overall weaker U.S. Dollar versus foreign currency exchange rates will have a positive effect of approximately 0-1 percent on sales. We seek to mitigate currency risk through regular operating and financing activities, and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Third Quarter and Year-To-Date Results of Operations

Net Sales by Operating Segment

The following tables present net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Americas	$583.2	$584.5	—%	1%	(1)%	—%
Europe	215.8	242.4	(11)	(4)	—	(7)
Asia Pacific	166.0	148.7	12	7	(3)	8

Total	$965.0	$975.6	(1)	1	(1)	(1)

	Nine Months Ended
	September 30,		% Inc /	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Americas	$1,808.2	$1,768.7	2%	3%	(1)%	—%
Europe	778.4	787.9	(1)	—	—	(1)
Asia Pacific	498.9	431.5	16	9	(2)	9

Total	$3,085.5	$2,988.1	3	3	(1)	1

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Reconstructive
Knees	$402.9	$416.1	(3)%	(1)%	(2)%	—%
Hips	287.3	288.2	—	3	(2)	(1)
Extremities	33.6	32.6	3	3	1	(1)

Total	723.8	736.9	(2)	1	(2)	(1)

Dental	49.0	48.0	2	2	3	(3)
Trauma	58.1	57.6	1	(1)	2	—
Spine	56.5	61.7	(9)	(6)	(1)	(2)
Surgical and other	77.6	71.4	9	8	—	1

Total	$965.0	$975.6	(1)	1	(1)	(1)

	Nine Months Ended
	September 30,		% Inc/	Volume/		Foreign
	2010	2009	(Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,316.2	$1,282.0	3%	3%	(2)%	2%
Hips	920.1	895.9	3	3	(2)	2
Extremities	110.2	99.3	11	10	—	1

Total	2,346.5	2,277.2	3	3	(1)	1

Dental	156.6	148.1	6	3	3	—
Trauma	176.3	171.2	3	(1)	2	2
Spine	174.4	190.5	(8)	(8)	(1)	1
Surgical and other	231.7	201.1	15	14	(1)	2

Total	$3,085.5	$2,988.1	3	3	(1)	1

The following tables present net sales by product category by region (dollars in millions):

	Three Months Ended
	September 30,		% Inc/	Nine Months Ended September 30,		% Inc/
	2010	2009	(Dec)	2010	2009	(Dec)

Reconstructive
Knees
Americas	$263.3	$269.6	(2)%	$829.3	$816.5	2%
Europe	77.4	89.2	(13)	297.1	301.8	(2)
Asia Pacific	62.2	57.3	9	189.8	163.7	16
Hips
Americas	142.3	138.1	3	437.5	423.0	3
Europe	88.1	99.4	(11)	309.1	318.8	(3)
Asia Pacific	56.9	50.7	12	173.5	154.1	13
Extremities
Americas	26.3	25.3	4	85.5	76.7	12
Europe	4.9	5.3	(9)	17.6	17.0	4
Asia Pacific	2.4	2.0	18	7.1	5.6	25

Total	723.8	736.9	(2)	2,346.5	2,277.2	3

Dental
Americas	27.6	25.4	9	83.3	77.5	7
Europe	14.4	16.2	(11)	54.6	53.3	3
Asia Pacific	7.0	6.4	11	18.7	17.3	8
Trauma
Americas	32.3	31.2	3	96.2	94.8	1
Europe	11.0	13.2	(16)	34.0	36.5	(7)
Asia Pacific	14.8	13.2	12	46.1	39.9	15
Spine
Americas	40.8	48.0	(15)	126.5	148.0	(15)
Europe	11.1	9.8	12	36.6	32.3	13
Asia Pacific	4.6	3.9	19	11.3	10.2	11
Surgical and other
Americas	50.6	46.9	8	149.9	132.2	13
Europe	8.9	9.3	(4)	29.4	28.2	4
Asia Pacific	18.1	15.2	20	52.4	40.7	29

Total	$965.0	$975.6	(1)	$3,085.5	$2,988.1	3

Knees

Knee sales decreased 3 percent in the three month period ended September 30, 2010, but increased 3 percent in the nine month period ended September 30, 2010. The third quarter decrease was primarily due to broader economic conditions impacting volume/mix and competitive pressures from newer knee systems that have more modern surgical instruments for implantation. We intend to counter these competitive pressures in the fourth quarter and thereafter as we continue to launch our new patient specific and posterior referencing instrumentation systems.

The NexGen® Complete Knee Solution product line, including Gender SolutionsTM Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee® Flex System led knee sales. In addition, sales of partial knee devices, including the Zimmer® Uni Knee and the recently released Gender Solutions Patello Femoral Joint, exhibited growth. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the three and nine month periods ended September 30, 2010 by 7 percent and 2 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the three and nine month periods ended September 30, 2010 by 8 percent and 10 percent, respectively.

Hips

Hip sales were flat in the three month period ended September 30, 2010 and increased 3 percent in the nine month period ended September 30, 2010. In the third quarter we estimate that our Americas segment experienced growth at or above overall market growth driven primarily by our ContinuumTM Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology. In our Europe segment we estimate that our growth was below market due to competitive pressures on our primary stem portfolio and other country-specific issues.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of revision Hip products, such as the ZMR® Hip System and the Trabecular Metal Revision Shell and Augment Cups, were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the three and nine month periods ended September 30, 2010 by 7 percent and 1 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the three and nine month periods ended September 30, 2010 by 8 percent and 9 percent, respectively.

Extremities

Extremities sales have grown by 11 percent in the nine month period ended September 30, 2010 despite only 3 percent growth in the three month period ended September 30, 2010. The decline in third quarter growth was primarily due to the economic environment in our Americas segment. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales.

Dental

Dental sales have experienced growth throughout 2010; sales growth was 2 and 6 percent in the three and nine month periods ended September 30, 2010, respectively. Sales were led by the Tapered Screw-Vent® Implant System. Regenerative product sales exhibited strong growth.

Trauma

Trauma sales increased 1 and 3 percent in the three and nine month periods ended September 30, 2010, respectively. We have continued the launch of the Zimmer Natural NailTM system, and we anticipate that a broader launch of that system will continue to positively affect sales growth. Zimmer Periarticular Locking Plates and the ITST® Intertrochanteric/Subtrochanteric Fixation System led trauma sales, while sales of cable products also made a strong contribution.

1 Registered trademark of CeramTec AG

Spine

Spine sales decreased 9 and 8 percent in the three and nine month periods ended September 30, 2010, respectively. Our spine business in the Americas continued to experience operational challenges, a difficult reimbursement landscape and challenges related to the Dynesys® Dynamic Stabilization System. Growth in spine sales in Europe and Asia Pacific was driven by the stabilization of our distribution channels, which followed the Abbott Spine integration activity of 2009. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems, our Universal Clamp® System and our Trinica® Anterior Cervical Plate System partly offset a decline in sales of the Dynesys system.

Surgical and other

Surgical sales increased 9 and 15 percent in the three and nine month periods ended September 30, 2010, respectively. We have continued to regain market share in certain products after a voluntary recall and temporary suspension of production in 2008 that suppressed 2009 sales. Surgical sales were led by PALACOS®2 Bone Cement and powered instruments. Our wound debridement products also made a strong contribution.

Expenses as a Percent of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009	Inc/(Dec)	2010	2009	Inc/(Dec)

Cost of products sold	22.7%	25.6%	(2.9)	23.9%	24.0%	(0.1)
Research and development	6.0	5.3	0.7	5.3	5.1	0.2
Selling, general and administrative	42.7	42.3	0.4	42.0	42.5	(0.5)
Acquisition, integration, realignment and other	0.5	2.3	(1.8)	0.6	2.2	(1.6)
Certain claims	—	3.6	(3.6)	2.4	1.2	1.2
Net curtailment and settlement	—	—	—	—	(1.1)	1.1
Operating profit	28.1	20.9	7.2	25.7	26.1	(0.4)
Interest and other, net	(1.5)	(0.4)	1.1	(1.4)	(0.4)	1.0

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales for the three month period ended September 30, 2010 compared to the same 2009 period is due to our manufacturing network operating at a higher level of efficiency in the 2010 period and lower excess and obsolescence charges resulting from improved inventory management. Additionally, in the 2009 period there was a fire in one of our facilities that resulted in increased inventory scrap and caused us to incur idle plant expenses due to operating at less than normal capacity.

In the nine month period ended September 30, 2010, there was only a 10 basis point decrease in costs of products sold as a percentage of net sales compared to the same 2009 period. In the last half of 2009 and early 2010, lower production levels caused our manufacturing costs per unit to be higher. This increased cost was recognized in the first and second quarters of 2010 and, therefore, in the nine month period ended September 30, 2010, costs per unit have been higher compared to the same 2009 period. However, this increase has been mostly offset by lower excess and obsolescence charges resulting from improved inventory management.

Operating Expenses

Research and development expense, or R&D, increased to $57.6 million and $163.1 million for the three and nine month periods ended September 30, 2010, respectively, from $52.2 million and $154.0 million in the same 2009 periods. This increase is in line with our strategy to focus more investment into new product development activities across nearly all of our product categories as well as to increase spending on external research, clinical,

2 Registered trademark of Heraeus Kulzer GmbH

regulatory and quality initiatives. We continue to expect R&D spending in 2010 to be between 5 to 6 percent of sales for the full year.

Selling, general and administrative expense, or SG&A, decreased slightly to $411.6 million from $412.9 million for the three month period ended September 30, 2010 compared to the same 2009 period, which reflects lower product liability costs and disciplined discretionary spending throughout the 2010 period. SG&A as a percentage of sales, however, increased by 40 basis points as a result of lower sales in the 2010 period.

SG&A expense increased to $1,296.3 million during the nine month period ended September 30, 2010 from $1,268.9 million in the same 2009 period. This is an improvement in SG&A as a percentage of sales by 50 basis points, reflecting disciplined spending combined with a higher base of sales. The overall dollar increase in spending was driven by medical education and training activities and incremental costs associated with certain operational and growth initiatives.

“Certain Claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $104.0 million was originally recorded during 2008 and 2009 with an additional $75.0 million recorded during the three month period ended June 30, 2010, bringing the total provision to $179.0 million for these claims. We did not change this provision during the third quarter of 2010. For more information regarding these claims, see Note 14 to the consolidated financial statements.

We recognized a net curtailment and settlement gain of $32.1 million during the three month period ended June 30, 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans.

Acquisition, integration, realignment and other expenses for the three and nine month periods ended September 30, 2010 decreased to $5.0 million and $19.1 million, respectively, from $22.2 million and $65.7 million in the same 2009 periods. The 2010 expenses include costs incurred as part of our pending acquisition of Beijing Montagne Medical Device Co., Ltd. as well as costs relating to a transformation of our information technology infrastructure. Acquisition, integration, realignment and other expenses were higher in the 2009 periods due to severance and termination-related expenses that we incurred as a result of the initiation of our global workforce realignment in the second quarter of 2009. The decrease in acquisition, integration, realignment and other expenses in the 2010 periods is also due to a reduction in contract termination costs and lower legal fees due to the settlement of certain litigation matters.

Operating Profit, Interest and Other Expense, Income Taxes and Net Earnings

Operating profit for the three and nine month periods ended September 30, 2010 increased to $271.6 million and $793.8 million, respectively, from $204.0 million and $780.3 million in the same 2009 periods. The increase in operating profit during the three month period ended September 30, 2010 is due to lower costs of product sold and reduced operating expenses, most notably lower acquisition, integration, realignment and other expenses and no changes to the “Certain Claims” provision recorded in the same 2010 period. The increase in operating profit during the nine month period ended September 30, 2010 is primarily due to lower operating expenses as a percent of sales and higher reported revenues.

Interest and other, net for the three and nine month periods ended September 30, 2010, increased to $14.2 million and $43.1 million, respectively, compared to $4.2 million and $11.9 million in the same 2009 periods. The increase in interest expense is a result of the senior unsecured notes that we issued in November 2009.

The effective tax rate on earnings before income taxes for the three month period ended September 30, 2010 increased to 25.8 percent, from 25.0 percent in the same 2009 period. The effective tax rate on earnings before income taxes for the nine month period ended September 30, 2010 decreased to 25.1 percent, from 26.8 percent in the same 2009 period, primarily due to the tax effect of the “Certain Claims” provision recorded in the 2010 period as well as the favorable resolution of certain tax positions. We anticipate the outcome of various federal, state and foreign audits as well as expiration of statutes of limitations potentially could impact our fourth quarter effective tax rate. Currently, we cannot reasonably estimate their impact on our financial results.

Net earnings increased 27 percent to $191.1 million for the three month period ended September 30, 2010, compared to $149.9 million in the same 2009 period. Net earnings during the nine month period ended September 30,

2010 were flat at $562.0 million compared to $562.2 million in the same 2009 period. For the three month 2010 period, basic and diluted earnings per share both increased 37 percent to $0.96, from $0.70 in the same 2009 period. For the nine month 2010 period, basic and diluted earnings per share both increased 7 percent to $2.79 and $2.78, respectively, from $2.60 and $2.59 in the same 2009 period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2010 and 2009 share repurchases.

Liquidity and Capital Resources

Cash flows provided by operating activities were $852.5 million for the nine month period ended September 30, 2010, compared to $732.0 million in the same 2009 period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $296.2 million of operating cash. All other items of operating cash flows reflect a use of $5.7 million of cash, compared to a use of $115.3 million in the same 2009 period. In the 2009 period we resolved outstanding payments to healthcare professionals and institutions, resulting in substantial cash outflows, partially offset by higher tax payments in the 2010 period.

At September 30, 2010, we had 67 days of sales outstanding in trade accounts receivable, which represents an increase of 6 days compared to June 30, 2010 and an increase of 4 days compared to September 30, 2009. At September 30, 2010, we had 380 days of inventory on hand, which is an increase of 62 days compared to June 30, 2010 and an increase of 27 days from September 30, 2009. The third quarter increase over the second quarter reflects the pattern of seasonality in our reconstructive business.

Cash flows used in investing activities were $235.4 million for the nine month period ended September 30, 2010, compared to $247.9 million in the same 2009 period. Additions to instruments increased by $30.4 million during the nine month period ended September 30, 2010 compared to the same 2009 period. Spending on other property, plant and equipment decreased by $36.2 million during the nine month period ended September 30, 2010 compared to the same 2009 period. During the nine month period ended September 30, 2010, we purchased $100.6 million of fixed-maturity investments classified as available-for-sale that have staggered maturities over a two year period and sold $56.5 million of similar investments. Acquired intellectual property rights of $8.2 million in the nine month period ended September 30, 2010 and $32.9 million in the same 2009 period relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of an existing contractual arrangement. Investments in other assets in both 2010 and 2009 primarily relate to payments to acquire certain foreign-based distributors.

Cash flows used in financing activities were $390.6 million for the nine month period ended September 30, 2010, compared to $264.3 million in the same 2009 period. For the nine months ended September 30, 2010, we repurchased 7.1 million common shares for a total of $404.6 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $404.4 million in the same 2009 period. In the 2009 period, we borrowed against our senior credit facility, in part, to fund these share repurchases. Proceeds from our stock compensation plans increased in the nine month period ended September 30, 2010, compared to the same 2009 period, due to an increase in employee stock option exercises.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $139.8 million in outstanding borrowings under the Senior Credit Facility as of September 30, 2010, and an availability of $1,210.2 million. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2010.

We also have available uncommitted credit facilities totaling $78.2 million.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of September 30, 2010, approximately $1.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

We place our cash in highly rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

There were no changes in the nine month period ended September 30, 2010 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2009. The information below provides an update on how certain of those critical accounting policies were applied in the current year.

Commitments and Contingencies — During the nine month period ended September 30, 2010, we recorded an additional provision for certain claims of $75.0 million, and we revised the definition of “Certain Claims” recorded in our statement of earnings to include worldwide claims relating to all revisions of Durom Cup cases where the original surgery was performed before our July 22, 2008 suspension of marketing and distribution, regardless of the time period elapsed between the original surgery and the revision surgery. This additional provision represents management’s updated estimate of liability to Durom Cup patients undergoing revisions associated with original surgeries occurring before July 22, 2008.

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

Although revenues of the U.S. Spine reporting unit decreased in the three month periods ended June 30, 2010 and September 30, 2010, the revenue and underlying cash flows were in line with our estimates. Therefore, no impairment test was performed on this reporting unit in the second or third quarters of 2010.

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

We have five other reporting units subject to goodwill impairment testing, but there were no events or circumstances that would warrant an interim test. Therefore, no impairment testing was performed. For each of those five reporting units, the estimated fair value substantially exceeded its carrying value at the last annual impairment test.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. When used in this report, the words “may,” “will,” “should,” “anticipate,” “estimate,” “expect,” “plan,” “believe,” “predict,” “potential,” “project,” “target,” “forecast,” “intend,” “assume,” “guide,” “seek” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	dependence on new product development, technological advances and innovation;

•	the impact of the federal healthcare reform legislation, including the new excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•	the costs of defending or resolving putative class action litigation arising out of trading or ownership of our stock;

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the September 2007 settlement with the United States government;

•	the success of our quality initiatives;

•	the outcome of the investigation by the U.S. government into Foreign Corrupt Practices Act matters announced in October 2007;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	retention of our independent agents and distributors;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	product liability claims;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2010:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

July 2010	1,187,793	$54.13	54,016,739	$1,467,891,451
August 2010	3,023,000	53.36	57,039,739	1,306,584,171
September 2010	—	—	57,039,739	1,306,584,171

Total	4,210,793	$53.58	57,039,739	$1,306,584,171

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2013.

Item 5.	Other Information

During the three month period ended September 30, 2010, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

ZIMMER HOLDINGS, INC. (Registrant)

Date: November 3, 2010	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 3, 2010	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer