Form 10-K
period 2010-12-31
ZIMMER HOLDINGS INC
filed 2011-02-25
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2). Yes ☐     No ☑

The aggregate market value of shares held by non-affiliates was $10,878,248,016 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2010 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 10, 2011, 192,125,427 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2011 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Cautionary Note About Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of this report). Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Table of Contents	Page

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive, spinal and trauma devices, dental implants and related surgical products. We also provide other healthcare related services. In this report, “Zimmer,” “we,” “us,” “our” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

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

We have operations in more than 25 countries and market products in more than 100 countries, with corporate headquarters in Warsaw, Indiana, and more than 100 manufacturing, distribution and warehousing and/or office facilities worldwide. We manage our operations through three major geographic segments — the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and Africa markets; and Asia Pacific, which is comprised primarily of Japan and Australia and includes other Asian and Pacific markets.

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 80 percent of our net sales in 2010. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2010.

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

Americas.  The Americas is our largest geographic segment, accounting for $2,431.6 million, or 58 percent, of 2010 net sales, with the U.S. accounting for 94 percent of net sales in this region. The U.S. sales force primarily consists of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the U.S. receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

In this region, we contract with group purchasing organizations and managed care accounts and have promoted unit growth by offering volume discounts to customer healthcare institutions within a specified group. Generally, we are designated as one of several preferred purchasing sources for specified products, although members are not obligated to purchase our products. Contracts with group purchasing organizations generally have a term of three years, with extensions as warranted.

In the Americas, we monitor and rank independent sales agents across a range of performance metrics, including the achievement of certain sales targets and maintenance of efficient levels of working capital.

Europe.  The European geographic segment accounted for $1,099.5 million, or 26 percent, of 2010 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for 74 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In Europe, we emphasize the advantages of our clinically

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

proven, established designs and innovative solutions, such as minimally invasive surgical procedures and technologies and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore government budgets have a role in healthcare spending, which can affect our sales in this segment.

Asia Pacific.  The Asia Pacific geographic segment accounted for $689.1 million, or 16 percent, of 2010 net sales, with Japan being the largest market within this segment, accounting for approximately 55 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons.

SEASONALITY

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been attained on health insurance plans.

DISTRIBUTION

We operate distribution facilities domestically in Warsaw, Indiana; Dover, Ohio; Statesville, North Carolina; Memphis, Tennessee; Carlsbad, California; and Austin, Texas and internationally in Australia, Austria, Belgium, Canada, the Czech Republic, China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, the Netherlands, New Zealand, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom.

We generally ship our orders via expedited courier. We do not consider our backlog of firm orders to be material to an understanding of our business.

PRODUCTS

Our products include orthopaedic reconstructive, spinal and trauma devices, dental implants and related surgical products.

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

We offer a wide range of products for specialized knee procedures, including the following:

NexGen® Complete Knee Solution.  The number one selling knee brand in the world, the NexGen Knee product line is a comprehensive system for knee replacement surgery which has significant application across the continuum of care in all things related to primary and revision knee arthroplasty, including CR, PS and revision procedures. The NexGen Knee System offers joint stability, sizing and performance options in a unified system of interchangeable components that can be tailored to an individual patient. The NexGen Knee System provides surgeons with complete and versatile knee instrument options spanning multiple surgeon and treatment philosophies, including soft tissue balancing and measured resection MIS Mini-Incision Instruments, and multiple traditional instrument systems. The breadth and versatility of the NexGen Knee System allows surgeons to transition from one type of implant to another during surgery, according to the respective needs of the patient, and to support current surgical philosophies.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

solution which allows the surgeon to adjust component sizing and balance and stabilize the implant without removing additional bone or wasting critical procedure time.

The NexGen Complete Knee Solution Legacy® Knee-Posterior Stabilized product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities can be augmented via the use of a NexGen Legacy Posterior Stabilized Flex Knee (LPS-Flex Knee), a high-flexion implant that has the potential to accommodate knee flexion up to 155-degrees range of motion for patients whose lifestyle and body type demand and can accommodate this performance standard. With our NexGen LPS-Flex Mobile Knee, we are one of only two companies that can offer a mobile-bearing total knee treatment option in the U.S. market.

Gender Solutions® NexGen Femorals represent the first knee implants specifically shaped to offer fit and function optimized for the unique anatomical considerations more commonly seen in female patients. Gendertm Implants are an important strategic focus, as more than half of total knee arthroplasty patients are female. Gender Solutions Femorals are available in both NexGen CR-Flex and LPS-Flex configurations. The concept of advancing implant design through customization based on anatomy or other patient characteristics has manifested in rapidly expanding gender technologies across the continuum of our products and into other important brands in our growing portfolio.

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

Natural-Knee® II System.  The Natural-Knee II System consists of a range of interchangeable, anatomically designed implants which include a proprietary CSTitm Cancellous-Structured Titanium Porous Coating option for stable fixation in active patients.

Gender Solutions Natural-Knee Flex System.  The Gender Solutions Natural-Knee Flex System adds our High Flex and Gender Solutions design concepts to the Natural-Knee System. The Gender Solutions Natural-Knee Flex System recognizes that two distinct populations exist in total knee arthroplasty (female and male) and offers two distinct implant shapes for enhanced fit. The system is compatible with muscle sparing MIS procedures and accommodates high flexion capacity up to 155 degrees. The system features the proven clinical success of our asymmetric tibial plate, CSTi Porous Coating, Prolong Highly Crosslinked Polyethylene and ultracongruent articular surface.

Innex® Total Knee System.  The Innex Knee System offers fixed bearing and mobile bearing knee components all designed within the same system philosophy. While the Innex Knee System is best known for its mobile bearing knee offering and the availability of differing levels of articular constraint, the Innex Revision Knee and Innex Gender Solutions Knee components make this offering a comprehensive mobile and fixed bearing knee system. The Innex Knee System is distributed in Europe and Asia Pacific and is not currently available for commercial distribution in the U.S.

Zimmer® Unicompartmental Knee Systems.  The Zimmer Unicompartmental Knee System offers a high flexion design for unicompartmental knee surgery. This high flex product was designed specifically for MIS Procedures and Technologies. The system offers the surgeon the ability to conserve bone by replacing only the compartment of the knee that has had degenerative changes. A Gender Solutions Patello-Femoral Joint System is also available, a system which incorporates key gender specific design features and a proprietary guided milling surgical technique for use in patello-femoral joint replacement.

Zimmer® Patient Specific Instruments.  In late 2009, a 510(k) Application for the Zimmer Patient Specific Instruments was approved by the U.S. Food and Drug Administration (FDA). The Zimmer Patient Specific Instruments simplify a total knee procedure and help enhance appropriate placement of the final implant based on a surgeon’s preoperative surgical plan. Based on a patient’s MRI scan, a computer generated, custom guide is produced to conform to a patient’s unique knee anatomy. This guide is then utilized intraoperatively to aid in the surgical correction of the patient’s knee.

Zimmer® Segmental System.  Adding to our broad portfolio of revision options, the Zimmer Segmental System is a comprehensive system designed to address patients with severe bone loss associated with disease, trauma or revision. This important addition realizes our strategic goal of expanding our product solutions across the continuum of care and, with the incorporation of Trabecular Metal Technology, expands the possibilities for treatment, short and long-term fixation and stability.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

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

Our key hip replacement products include:

Zimmer® M/L Taper Hip Prosthesis.  The Zimmer M/L Taper Hip Prosthesis offers a proximally porous-coated wedge-shaped design based on long-term clinically proven concepts. The M/L Taper has become widely used in MIS Procedures due to several key design features.

Zimmer M/L Taper Hip Prosthesis with Kinectiv® Technology.  The Zimmer M/L Taper with Kinectiv Technology is a system of modular stem and neck components designed to help the surgeon restore the natural hip joint center intraoperatively by addressing the key variables of leg length, offset and version independently.

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

Fitmore® Hip Stem.  The Fitmore Hip Stem offers the surgeon a short, bone preserving stem. Maintaining bone stock is particularly important for patients who may undergo a later revision procedure. Its shape facilitates MIS procedures, especially the MIS Anterior Supine approach which is gaining in popularity.

VerSys® Hip System.  The VerSys Hip System is supported by a common instrumentation set and is an integrated family of hip products with design-specific options to meet varying surgical philosophies and patient needs. An offering within the VerSys Hip System, the VerSys Epoch® Fullcoat Hip System, is the first reduced-stiffness stem specifically designed to address varying patient femoral anatomies and minimize implant-related complications such as thigh pain, bone resorption and leg lengthening.

Continuum® Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic Acetabular System.  These systems were released in 2009 and each acetabular system offers the surgeon a choice of advanced bearing options to meet the clinical and lifestyle needs of each patient. Bearing options include Longevity® Highly Crosslinked Polyethylene, Metasul® Metal-on-Metal Technology and a BIOLOX®1 delta Ceramic-on-Ceramic Technology (where Zimmer has regulatory clearances). The acetabular systems also provide surgeons a choice of fixation method that accommodates their surgical philosophy.

Trilogy Acetabular System.  The Trilogy Acetabular System, with its titanium alloy shell, fiber metal mesh ingrowth surface and Longevity Highly Crosslinked Polyethylene Liners, is our most widely sold acetabular cup system.

Trabecular Metal Modular Acetabular System.  We offer the Trabecular Metal Modular Acetabular System, which incorporates design features from the Trilogy family of acetabular shells augmented with the advanced fixation surface of Trabecular Metal Material. In addition, we offer a Trabecular Metal Acetabular Revision System that provides the surgeon with a variety of off-the-shelf options to address a wide range of bone deficiencies encountered during acetabular revisions and to achieve a stable construct.

Extremity Implants

Our extremity portfolio, primarily shoulder and elbow products, is designed to treat arthritic conditions, soft tissue injuries and fractures.

Our key products include:

Bigliani/Flatow® Complete Shoulder Solution Family.  The Bigliani/Flatow Shoulder product line combined with the Trabecular Metal Humeral Stem give us a significant presence in the global shoulder implant market.

Trabecular Metal Glenoid.  The Trabecular Metal Glenoid offers surgeons a glenoid component designed to improve fixation. Trabecular Metal Material’s properties allow for more normal bone formation and maintenance.

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

Zimmer® Anatomical Shouldertm System.  The Anatomical Shoulder System can be adjusted to each patient’s individual anatomy. This portfolio of products includes the Anatomical Shoulder Inverse/Reverse System, designed to address significant loss of rotator cuff function, and the Anatomical Shoulder Fracture System. Both the primary and fracture shoulder implants can be converted to a reverse shoulder without removal of the initial implant.

1 Registered trademark of CeramTec AG

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Coonrad/Morrey Total Elbow. The Coonrad/Morrey Total Elbow product line is a family of elbow replacement implant products to address patients with conditions of severe arthritis or trauma.

Dental Implants

Our dental products division manufactures and/or distributes: (1) dental reconstructive implants — for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products — aimed at providing a more natural restoration to mimic the original teeth; and (3) dental regenerative products — for soft tissue and bone rehabilitation.

Dental Reconstructive Implants

Our dental reconstructive implant products and surgical and restorative techniques include:

Tapered Screw-Vent® Implant System.  Our highest selling dental product line provides the clinician a tapered geometry which mimics the natural shape of a tooth root. The Tapered Screw-Vent Implant System, with its two-stage design, was developed to minimize valuable chair time for restorations. The Tapered Screw-Vent Implant System is a technologically advanced dental implant featuring a proprietary internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings. The Zimmer One-Piece Implant System, designed to complement the success of the Tapered Screw-Vent Implant System, enhances this product line by offering clinicians a fast, convenient restorative option. In 2010, the Tapered Screw-Vent Implant System celebrated its 10-year anniversary with more than two million implants sold worldwide since its introduction.

AdVent® Implant System.  Utilizing many features of the Tapered Screw-Vent Implant System, the AdVent Implant System is a transgingival, one stage design that utilizes the same surgical system as the Tapered Screw-Vent Implant System, allowing the clinician to use both design concepts without incurring the added cost of a second surgical system.

Tapered SwissPlus® Implant System.  Designed to meet the needs of clinicians who prefer a transgingival, one stage, dental implant, the Tapered SwissPlus Implant System incorporates multiple lead threads for faster insertion time and a tapered body to allow it to be placed in tight interdental spaces. The Tapered SwissPlus Implant System also incorporates an internal connection.

Dental Restorative Products

We commercialize products for the aesthetic market aimed at providing a more natural restoration. We offer a full line of prosthetic devices for each of the above dental implant systems as well as a custom solution, as follows:

Zimmer Hex-Lock® Contour Abutment and Restorative Products.  Designed to be used with our Tapered Screw-Vent and Zimmer One-Piece Implant Systems, our contour lines are a solution for addressing the diversity of patients’ needs. Featuring prepared margins, titanium and ceramic options and snap-on impression caps, our abutments are designed to simplify the restoration process, save time for clinicians and technicians and offer versatility.

Our Hex-Lock Short Abutment and Restorative System is an all-inclusive solution that promotes posterior restorations. We also offer the Zimmer® Contour Zirconia Abutment. Both are engineered for use with the Tapered Screw-Vent Implant System.

In 2010 we released the Zimmer® Plastic Temporary Abutments for the Tapered Screw-Vent and Screw-Vent® Implant Systems. These new provisional abutments, offered in angled and straight designs, allow for expedient and simplified modification.

Dental Regenerative Products

We market the following product lines for use in regenerative techniques in oral surgery:

Puros® Allograft Products.  The Puros biologic offering is an allograft material, which in the case of mineralized bone and dermal tissues, utilizes the Tutoplast®2 Tissue Processing Technique to provide exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental offers a number of distinct Puros Allograft products to use together or separately for various bone and soft tissue grafting needs: Puros Cancellous Particulate, Puros Cortical Particulate, Puros Block Allografts, Puros Pericardium Membranes, Puros Dermis Membranes, Puros Demineralized Bone Matrix (DBM) and Puros DBM Putty with Chips.

We distribute the Puros Allograft Products through an exclusive, worldwide agreement with RTI Biologics, Inc., which was amended and renewed in 2010.

Through this same agreement with RTI Biologics, Inc., we provide CopiOs® Pericardium Membrane in the U.S. Sourced from bovine pericardial tissue, the CopiOs Pericardium Membrane provides the characteristics of natural tissue and can be used as a direct substitute for Puros Pericardium Membranes.

In addition, we have expanded our regenerative portfolio by adding new, key product offerings to provide wound management and sinus lift solutions. The HemCon®3 Dental Dressing is an advanced wound dressing material that utilizes a proprietary chitosan-based technology to effectively seal the wound and minimize pain in various surgical procedures. The HemCon Dental Dressing is exclusively

2 Registered trademark of RTI Biologics, Inc.

3 Registered trademark of HemCon Medical Technologies, Inc.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

distributed by Zimmer Dental. We have also introduced our Zimmer® Sinus Lift Balloon, created to simplify the delicate sinus lift procedure, as well as the Zimmer® Collagen Capsules, which represent the industry’s first-ever bone-shaping membranes — all under an agreement with Osseous Technologies of America (OTA). Finally, in line with our goal to offer cutting-edge sinus lift solutions and instrumentation, we began distributing the minimally-invasive Neobiotech Sinus Lateral Approach and Sinus Crestal Approach Kits in the U.S. These surgical kits streamline and simplify the process for accessing the delicate sinus area.

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

Zimmer Spine’s portfolio of spinal solutions includes:

PathFinder NXTtm Minimally Invasive Pedicle Screw System.  Released in 2010, the PathFinder NXT System builds on the legacy of the PathFinder® Device, a pioneering technology in MIS spinal fusion procedures. The PathFinder NXT System is designed to allow for a mini-open or true percutaneous approach, depending on the preferred surgeon technique and patient need. In addition, the PathFinder NXT System incorporates enhanced features that provide improved efficiency in performing MIS fusion procedures.

Universal Clamptm Spinal Fixation System.  The design of the Universal Clamp Implant allows it to be used alongside traditional hooks, screws and wires to treat scoliotic deformities and correct complex spinal pathologies.

Sequoia® Pedicle Screw System.  The Sequoia System was developed to simplify surgical flow, reduce implantation time and improve ergonomic tool design. This pedicle screw system combines ergonomic instrumentation with an effective design that reduces implant metal volume.

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

Dynesys® Dynamic Stabilization System.  The Dynesys Implant family was designed to facilitate a more physiologic approach to low back spinal stabilization. The system threads flexible components, instead of traditional rigid titanium rods, through pedicle screws in order to stabilize affected spinal segments in a more natural anatomic position and to alleviate pain. The Dynesys Dynamic Stabilization System is currently only indicated for use as an adjunct to fusion in the U.S.

Wallis® Posterior Dynamic Stabilization System (available outside the U.S. only).  The Wallis System is a spinal implant that was designed to stabilize the lumbar spine while preserving the anatomy and minimizing the need for bony resection. The Wallis System combines a PEEK-OPTIMA Spacer linked to the vertebrae via a polyester band that permits an even distribution of stresses on bone.

Trauma

Trauma products include devices used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing processes. Fractures are most often stabilized using internal fixation devices such as plates, screws, nails, wires and pins, but may also be stabilized using external fixation devices. Orthobiologics are used in conjunction with traditional trauma devices to encourage healing and replace bone lost during an injury. We are focused on providing exceptional options to treat a broad range of traumatic injuries, addressing unmet clinical needs and implementing next-generation technologies into our portfolio of trauma solutions.

Zimmer Trauma offers a comprehensive line of products, including:

Zimmer Natural Nail® System.  The Zimmer Natural Nail System includes a series of intramedullary nails designed to address a broad range of long bone fractures. The nails are anatomically shaped and incorporate a feature that allows the screws to be linked to the nails, creating a construct even in poor quality bone. Instrumentation for nail placement is designed to make it easy for surgeons to utilize the implants as well as to address growing concerns with obesity and osteoporosis.

NCB® Polyaxial Locking Plate System.  NCB Polyaxial Locking Plates provide surgeons with the ability to place screws with polyaxial freedom and utilize both conventional and locking technology in the treatment of complex fractures of the distal femur, proximal humerus and

4 Registered trademark of Ivibio, Ltd.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

proximal tibia. We continue to invest in additional applications of this technology.

Zimmer® Periarticular Locking Plate System.  The Zimmer Periarticular Locking Plate System combines anatomic designs with locking screw technology to create constructs for use in comminuted fractures or where deficient bone stock or poor bone quality is encountered. By combining locking screw holes with compression slots, the plates can be used as both locking devices and fracture compression devices.

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

Zimmer® Cable-Ready® System.  The Zimmer Cable-Ready System includes a series of instruments, cables and other implants that help a surgeon treat several different fracture types, including those that occur around a previously implanted device (periprosthetic). The cables are wrapped around the bone and then secured, either to themselves or to plates, to provide fixation for fractured limbs.

Surgical

We develop, manufacture and market products that support reconstructive, trauma, spine and dental implant procedures, with a focus on Bone Cements, Surgical Wound Site Management and Blood Management. The Surgical product portfolio includes:

PALACOS®5 Bone Cement.  We have exclusive U.S. and Canada distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamicin pre-mixed in the formulation. Both are used by orthopaedic surgeons to reduce the risk of postoperative infection in second stage revisions. The PALACOS family’s history of clinical success, fatigue strength, high visualization and handling characteristics make it well-suited for orthopaedics.

Hi-Fatiguetm6 Bone Cement.  We have exclusive European and Asian distribution rights for the Hi-Fatigue line of bone cement products manufactured by aap Biomaterials GmbH & Co. KG. Included in these brands are Hi-Fatigue and Hi-Fatigue G Bone Cements. The Hi-Fatigue G Bone Cement utilizes the antibiotic gentamicin pre-mixed in the formulation and is used by orthopaedic surgeons to reduce the risk of postoperative infection.

A.T.S.® Automatic Tourniquet Systems.  The A.T.S.  Tourniquet Systems Product Line is our family of tourniquet machines and cuffs that are designed to safely create a bloodless surgical field. The portfolio includes the A.T.S. 3000 Tourniquet System, which utilizes proprietary technology to determine the patient’s appropriate “Limb Occlusion Pressure” (LOP) based on the patient’s specific physiology. Through reduction of a patient’s LOP, the clinician may reduce the risk of tissue and/or nerve damage. Complementing A.T.S. Tourniquet Systems machines is a wide range of cuffs that provide the flexibility to occlude blood flow safely with convenience and accuracy for limbs of virtually every size and shape.

Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement System.  The Pulsavac Systems are used for cleaning and debridement of contaminants and foreign matter from wounds using simultaneous irrigation and suction. All three Pulsavac Systems are disposable to reduce the risk of cross contamination. While Pulsavac Plus and Pulsavac Plus LP Wound Debridement Systems are both battery-powered, the Pulsavac Plus AC Wound Debridement System is a disposable system that is powered by a reusable AC power source to help alleviate environmental concerns associated with battery disposal.

Zimmer® Blood Reinfusion System (ZBRS) and Hemovac® Blood Management Systems.  These two blood management products are part of a larger family that supports the clinician in managing patient blood loss after a surgical procedure. The ZBRS product is a closed-loop postoperative system that effectively salvages and filters the patient’s own blood to help reduce dependency on banked blood and/or preoperative autologous donation.

HEALTHCARE CONSULTING

Our healthcare consulting services subsidiary, Accelero Health Partners, LLC (Accelero), is based in Canonsburg, Pennsylvania. Accelero consultants work to design a customized program for each client that promotes the active participation and collaboration of the physicians and the hospital-based departments with the goal of consistently producing a superior outcome in the form of a growing, efficient and effective care delivery network. Currently, revenue related to Accelero services represents less than 1 percent of our total net sales.

ORTHOBIOLOGICS

Our research and development efforts include an Orthobiologics group based in Austin, Texas, with its own full-time staff and dedicated projects focusing on the development of a variety of biologic technologies for musculoskeletal

5 Registered trademark of Heraeus Kulzer GmbH

6 Registered trademark of aap Biomaterials GmbH & Co. KG

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

applications. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials/cell therapies which offer the possibility of treating damaged joints by biological repair rather than replacing them. A sampling of some of our key projects in the Orthobiologics area is set forth below.

We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral grafts for cartilage repair. ISTO creates cell-based therapies for cartilage regeneration using cells from juvenile donor cartilage. DeNovo® NT Natural Tissue Graft was commercialized in 2009 and represents our first product entry into the cartilage repair market. This tissue product provides particulated juvenile cartilage tissue for repair of articular cartilage defects of the knee, ankle, shoulder, hip, elbow and toe joints. More than 1,700 patients have undergone this innovative cartilage repair procedure. DeNovo ET Engineered Tissue Graft is a living tissue-engineered cartilage graft under clinical investigation for the restoration of cartilage defects, reestablishment of joint function and relief of pain in the knee. The Phase I/II clinical trial for DeNovo ET has been completed and the data has been supplied to the FDA with a request to allow Zimmer/ISTO to proceed with enrollment of the pivotal Phase III clinical trial.

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

We are broadening our product offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. For the years ended December 31, 2010, 2009 and 2008, we spent $220.0 million, $205.7 million and $192.3 million, respectively, on research and development. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2010, we employed more than 1,000 research and development employees worldwide.

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

Most of our new products fall into an FDA classification that requires the submission of a Premarket Notification (510(k)) to the FDA. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S. Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and Premarket Approval (PMA) requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). All of our devices marketed in the U.S. have been cleared or approved by the FDA, with the exception of certain pre-amendment devices which were in commercial distribution prior to May 28, 1976. The FDA has grandfathered these devices, so new FDA submissions are not required. The FDA has the authority to: halt the distribution of certain medical devices; detain or seize adulterated or misbranded medical devices; or order the repair, replacement or refund of the costs of such devices and to seek criminal prosecution of executives for violation of FDA regulations. There are also certain requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality systems and the product’s conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements.

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims laws and anti-kickback laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

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

We continue to assess the impact that the healthcare reform legislation passed in 2010 by the U.S. federal government will have on our business. The new law includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

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

In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with DePuy Orthopaedics, Inc., Stryker Corporation, Synthes, Inc., Smith & Nephew plc and Biomet, Inc., as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

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

In the spinal implant category, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation, Biomet Spine (a subsidiary of Biomet, Inc.) and NuVasive, Inc.

In the dental implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, Astra Tech Dental, Dentsply International and Biomet 3i (a subsidiary of Biomet, Inc.).

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

MANUFACTURING AND RAW MATERIALS

We manufacture substantially all of our products at nine sites, including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; Shannon, Ireland; and Etupes, France. Additionally, in December 2010 we acquired two businesses, Beijing Montagne Medical Device Co., Ltd. (Montagne) and Sodem Diffusion S.A. (Sodem). Montagne has manufacturing facilities in Beijing and Xianning, China and Sodem has manufacturing facilities in Geneva, Switzerland. We expect these facilities will become an important part of our manufacturing network.

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

We generally target operating our manufacturing facilities at levels up to 90 percent of total capacity. We continually

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements more than 5,000 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

EMPLOYEES

As of December 31, 2010, we employed more than 8,800 employees worldwide, including more than 1,000 employees dedicated to research and development. Approximately 4,900 employees are located within the U.S. and approximately 3,900 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have over 3,700 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,500 employees. Approximately 150 U.S. employees are members of a trade union covered by a collective bargaining agreement.

We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2012.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 15, 2011.

Name	Age	Position

David C. Dvorak	47	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	46	Senior Vice President and Chief Scientific Officer
James T. Crines	51	Executive Vice President, Finance and Chief Financial Officer
Derek M. Davis	41	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jeffery A. McCaulley	45	President, Zimmer Reconstructive
Bruno A. Melzi	63	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	57	President, Asia Pacific
Jeffrey B. Paulsen	49	Group President, Global Businesses
Chad F. Phipps	39	Senior Vice President, General Counsel and Secretary

Mr. Dvorak was appointed President, Chief Executive Officer and a member of the Board of Directors in May 2007. From December 2005 to April 2007, he served as Group President, Global Businesses and Chief Legal Officer. Prior to that, he had served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer, since October 2003. Mr. Dvorak joined Zimmer in 2001.

Dr. Blanchard was appointed Senior Vice President and Chief Scientific Officer in December 2005. She is responsible for Corporate Research, Global Quality and Regulatory Affairs, Global Medical Affairs, Biologics Research and Development and Biologics Marketing. Previously, she had served as Vice President, Corporate Research and Clinical Affairs since October 2003. Dr. Blanchard joined Zimmer in 2000.

Mr. Crines was appointed Executive Vice President, Finance and Chief Financial Officer in May 2007. From December 2005 to April 2007, he served as Senior Vice President, Finance, Operations and Corporate Controller and Chief Accounting Officer. Prior to that, he had served as Senior Vice President, Finance/Controller and Information Technology since October 2003. Mr. Crines joined Zimmer in 1995.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Mr. Davis was appointed Vice President, Finance and Corporate Controller and Chief Accounting Officer in May 2007. He has responsibility for internal and external reporting, planning and analysis, and corporate and business unit accounting. From March 2006 to May 2007, he served as Director, Financial Planning and Accounting. Prior to that, he had served as Director, Finance, Operations and Logistics since December 2003. Mr. Davis joined Zimmer in 2003.

Mr. McCaulley was appointed President, Zimmer Reconstructive in November 2008. He has overall responsibility for the Global Reconstructive Division, including direct responsibility for Global Brand Management, Product Research and Development, Quality and Regulatory Affairs, and Medical Training and Education, as well as Americas Marketing and Sales. Prior to joining Zimmer, he served as President and Chief Executive Officer of the Health Division of Wolters Kluwer from 2005, Vice President and General Manager of the Diabetes Division of Medtronic, Inc. from 2002, and spent 14 years with GE Healthcare in numerous positions of increasing responsibility, including President and Chief Executive Officer of GE Clinical Services from 2000.

Mr. Melzi was appointed Chairman, Europe, Middle East and Africa in October 2003. He is responsible for the sales, marketing and distribution of products in the European, Middle Eastern and African regions. Mr. Melzi joined Zimmer in 1990.

Mr. Ooi was appointed President, Asia Pacific in December 2005. He is responsible for the sales, marketing and distribution of products in the Asia Pacific region. Prior to that, he had served as President, Australasia since September 2003. Mr. Ooi joined Zimmer in 1986.

Mr. Paulsen was appointed Group President, Global Businesses in December 2009. He has responsibility for Zimmer Spine, Zimmer Dental, Zimmer Trauma and Zimmer Surgical. Prior to joining Zimmer, Mr. Paulsen served as Chief Operating Officer of MPS Group, Inc., a privately held environmental services and facility management firm, from September 2008 to December 2009. Prior to that, he served as Group President of TriMas Corporation, a specialty manufacturing company, from January 2007 to June 2008. Previously, Mr. Paulsen had held a number of increasingly responsible executive roles at Stryker Corporation from 1996 to December 2006, including President, Orthopaedic Reconstructive Division.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary in May 2007. He has global responsibility for our legal affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees our Government Affairs, Corporate Marketing and Communications and Public Relations activities. From December 2005 to May 2007, he served as Associate General Counsel and Corporate Secretary. Prior to that, he had served as Associate Counsel and Assistant Secretary since September 2003. Mr. Phipps joined Zimmer in 2003.

AVAILABLE INFORMATION

Our Internet address is www.zimmer.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.zimmer.com or directly at http://investor.zimmer.com. We intend to use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•	our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (SEC);
•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies. Podcasts and archives of these events are also available;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•	corporate governance information including our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation and Management Development Committee, Corporate Governance Committee and Science and Technology Committee, and other governance-related policies;
•	shareholder services information, including ways to contact our transfer agent; and
•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of this or any other report we file with or furnish to the SEC.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

uncertainties described below or any additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

If we fail to comply with the terms of the Corporate Integrity Agreement we entered into in September 2007, we may be subject to exclusion from federal healthcare programs.

As previously reported, in September 2007 we settled an investigation conducted by the U.S. Attorney’s Office for the District of New Jersey (U.S. Attorney) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). A copy of the CIA is filed as an exhibit to this report. If we do not comply with the terms of the CIA, we could be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare.

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

Our marketing success in the U.S. and abroad depends significantly upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. A loss of a significant number of these agents could have a material adverse effect on our business and results of operations.

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

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in more than 100 countries and derive more than 40 percent of our net sales from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	complex data privacy requirements and labor relations laws;
•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.

Violations of foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

We are subject to risks arising from currency exchange rate fluctuations, which can increase our costs, cause our profitability to decline and expose us to counterparty risks.

A substantial portion of our foreign revenues is generated in Europe and Japan. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. Significant increases in the value of the U.S. dollar relative to the Euro or the Japanese Yen, as well as other currencies, could have a material adverse effect on our results of operations. Although we address currency risk management through regular operating and financing activities, and, on a limited basis, through the use of derivative financial instruments, those actions may not prove to be fully effective.

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

The U.S. Patent and Trademark Office and the courts have not consistently treated the breadth of claims allowed or interpreted in orthopaedic reconstructive implant and biotechnology patents. Future changes in, or unexpected interpretations of, the patent laws may adversely affect our ability to enforce our patent position.

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

In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As previously reported, we temporarily suspended the marketing and distribution of our Durom® Acetabular Component (Durom Cup) in the U.S. in July 2008. Following our action, product liability lawsuits and other claims were asserted against us and additional similar claims may be asserted. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

Although we maintain third-party product liability insurance coverage, it is possible that claims against us may exceed the coverage limits of our insurance policies or cause us to record a self-insured loss. Even if any product liability loss is covered by an insurance policy, these policies typically have substantial retentions or deductibles for which we are responsible. Product liability claims in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

We are involved in legal proceedings that may result in adverse outcomes.

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial and securities litigation and claims, government investigations and other legal proceedings that arise from time to time in the ordinary course of our business. Although we believe we have substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Our assets include intangible assets, primarily goodwill. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required, under current U.S. accounting rules, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.

We may have additional tax liabilities.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

In January 2011, the IRS issued a Notice of Proposed Adjustment (NOPA) for tax years 2006 and 2007. The NOPA relates to intercompany pricing between certain of our U.S. and foreign subsidiaries. We believe that we have followed applicable U.S. tax laws and will vigorously defend our income tax positions. However, the ultimate settlement with the IRS related to these proposed adjustments could have a material impact on our income tax expense and net earnings.

The impact of U.S. healthcare reform legislation on us remains uncertain.

In March 2010, federal legislation to reform the U.S. healthcare system was enacted into law. The legislation is far-reaching and is intended to expand access to health insurance coverage, improve quality and reduce costs over time. We expect the new law will have a significant impact upon various aspects of our business operations. For example, to the extent that the number of uninsured or underinsured patients is reduced, demand for our products in the U.S. could marginally increase. However, it is unclear how the new law will impact patient access to new technologies or reimbursement rates under the Medicare program. In addition, the new law imposes a 2.3 percent excise tax on medical devices scheduled to be implemented in 2013 that will apply to U.S. sales of a majority of our medical device products.

Many of the details of the new law will be included in new and revised regulations, which have not yet been promulgated, and require additional guidance and specificity to be provided

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

by the Department of Health and Human Services, Department of Labor and Department of the Treasury. Accordingly, while it is too early to understand and predict the ultimate impact of the new law on our business, the legislation could have a material adverse effect on our business, cash flows, financial condition and results of operations.

We are subject to healthcare fraud and abuse regulations on an ongoing basis that could require us to change our business practices and restrict our operations in the future.

Our industry is subject to various federal and state laws pertaining to healthcare fraud and abuse, including false claims laws, the federal Anti-Kickback Statute, similar state laws and physician self-referral laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

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

In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors reduce reimbursement levels to hospitals and other healthcare providers for our products, demand for our products may decline, or we may experience pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

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

In markets outside of the U.S., other factors influence competition as well, including:

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs.

In addition, if we fail to comply with applicable material regulatory requirements, including, for example, the Quality System Regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, we may be subject to a range of sanctions including:

•	warning letters;
•	fines or civil penalties;
•	injunctions;
•	repairs, replacements or refunds;
•	recalls or seizures of products;
•	total or partial suspension of production;
•	the FDA’s refusal to grant future premarket clearances or approvals;
•	withdrawals or suspensions of current product applications; and
•	criminal prosecution.

Moreover, the FDA recently announced wide-ranging proposals to reform the 510(k) process. While it is not known which reforms may ultimately be implemented, they may result in more extensive data requirements and a longer process for obtaining clearance. We expect 510(k) reform could delay new products from reaching the market in the U.S. and increase the costs of introducing new products and features, which could adversely affect our business.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned/Leased	Square Feet

Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Research & Development, Manufacturing &	Owned	140,000
	Warehousing	Leased	61,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & BioSkills Institute	Leased	115,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	97,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Mödling, Austria	Offices & Warehousing	Owned	14,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Beijing, China	Offices & Manufacturing	Leased	80,000
Xianning, China	Offices, Research & Development & Manufacturing	Leased	53,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	16,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	374,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Geneva, Switzerland	Offices, Research & Development & Manufacturing	Leased	15,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

We believe the current facilities, including manufacturing, warehousing, research and development and office space provide sufficient capacity to meet ongoing demands. Once a facility reaches 85 percent utilization, we examine alternatives for either expanding that facility or acquiring new facilities to meet our ongoing demands.

In addition to the above, we maintain more than 100 other offices and warehouse facilities in more than 25 countries around the world, including the U.S., Japan, Australia, France, Russia, India, Germany, Italy, Switzerland and China. We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

ITEM 3.	Legal Proceedings

Information pertaining to legal proceedings in which we are involved can be found in Note 19 to our consolidated financial statements (see Part II, Item 8 of this report).

ITEM 4.	[Removed and Reserved]

Not Applicable.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Part II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2010 and 2009 are set forth as follows:

Quarterly High-Low Share Prices	High	Low

Year Ended December 31, 2010:
First Quarter	$64.77	$54.72
Second Quarter	$62.50	$52.26
Third Quarter	$58.08	$46.27
Fourth Quarter	$54.99	$47.09

Year Ended December 31, 2009:
First Quarter	$44.36	$30.67
Second Quarter	$47.41	$35.36
Third Quarter	$55.25	$38.55
Fourth Quarter	$60.64	$49.14

We have not declared or paid dividends on our common stock since becoming a public company in 2001. Currently, we do not anticipate paying any cash dividends on the common stock in the foreseeable future. Our credit facility also restricts the payment of dividends under certain circumstances.

The number of holders of our common stock on February 10, 2011 was approximately 315,700. On February 10, 2011, the closing price of the common stock, as reported on the New York Stock Exchange, was $60.05 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2010:

			Total Number of Shares	Approximate Dollar Value of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced Plans	Purchased Under Plans
	Shares Purchased	Paid per Share	or Programs(1)	or Programs

October 2010	–	$–	57,039,739	$1,306,584,171
November 2010	2,000,824	50.45	59,040,563	1,205,641,008
December 2010	–	–	59,040,563	1,205,641,008

Total	2,000,824	$50.45	59,040,563	$1,205,641,008

(1)	Includes repurchases made under the program announced in July 2010 authorizing $1.5 billion of repurchases through December 31, 2013.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

Summary of Operations	2010	2009	2008	2007	2006

Net sales	$4,220.2	$4,095.4	$4,121.1	$3,897.5	$3,495.4
Net earnings of Zimmer Holdings, Inc.	596.9	717.4	848.6	773.2	834.5
Earnings per common share
Basic	$2.98	$3.34	$3.73	$3.28	$3.43
Diluted	2.97	3.32	3.72	3.26	3.40
Average common shares outstanding
Basic	200.0	215.0	227.3	235.5	243.0
Diluted	201.1	215.8	228.3	237.5	245.4
Balance Sheet Data
Total assets	$7,999.9	$7,785.5	$7,239.0	$6,633.7	$5,974.4
Long-term debt	1,142.1	1,127.6	460.1	104.3	99.6
Other long-term obligations	384.0	328.5	353.9	328.4	323.4
Stockholders’ equity	5,771.3	5,638.7	5,653.9	5,452.4	4,923.2

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

OVERVIEW

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2010.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of 2010 sales growth, which is 1 percentage point above the rate of growth from 2009 compared to 2008.

We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Longevity and Prolong Highly Crosslinked Polyethylenes, Trabecular Metal Technology products, hip stems with Kinectiv Technology, high-flex knees, knee revision products, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices decreased 1 percent during 2010. Selling prices in the Americas, Europe and Asia Pacific decreased 1 percent, were flat, and decreased 2 percent, respectively, during 2010. We continue to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. In the Americas, we have experienced compression of historic pricing differentials amongst our customers. Asia Pacific was especially influenced by a bi-annual pricing adjustment in Japan that went into effect on April 1, 2010. Due to these pressures, we expect selling prices will continue to have a negative 1 to 2 percent effect on sales on a global basis in 2011.

Foreign Currency Exchange Rates

For 2010, foreign currency exchange rates resulted in a 1 percent increase in sales. If foreign currency exchange rates remain consistent with 2010 year end rates, we estimate that a weaker dollar versus foreign currency exchange rates will have a positive effect in 2011 of approximately 1 percent on sales. We address currency risk through regular operating and financing activities and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Global Economic Conditions

We believe adverse conditions in the broader economy have negatively affected elective hospital procedures. In the fourth quarter of 2010, we saw some stabilization in procedure volumes and we believe the number of procedures will increase as the global economy strengthens. Despite the current conditions of the global economy, it is well known that demographic trends will expand the patient base that needs our products. We believe these factors will ultimately foster long-term sustained growth even if in the short-term the timing of these elective procedures continues to be adversely affected.

2011 Outlook

We estimate our sales will grow between 3 and 5 percent in 2011. Such sales growth assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed previously, we expect pricing to have a negative effect on sales growth by 1 to 2 percent, and foreign currency exchange rates to have a positive effect on sales growth by approximately 1 percent based upon December 31, 2010 rates.

Assuming currency rates remain at December 31, 2010 rates, we expect our gross margin to be approximately 75 percent of sales in 2011. This takes into account anticipated losses from foreign currency hedge losses resulting from relative weakness in the U.S. Dollar. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be between 40 and 41 percent as we realize operational efficiencies from global restructuring and transformation initiatives and leverage revenue growth.

We expect to incur $75 to $80 million of expenses in 2011 related to certain global restructuring and transformation initiatives. We also expect to incur an additional $15 to $20 million for certain acquisition and integration costs connected with recent acquisitions. We anticipate recognizing some of the $90 to $100 million in cost of products sold and the majority in “Special items” on our statement of net earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

We expect interest and other expense to be approximately $50 million in 2011, which is slightly lower than 2010 as we have entered into an interest rate swap to effectively convert a portion of our $1 billion senior notes from fixed-rate debt to variable-rate debt.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

RESULTS OF OPERATIONS

Net Sales by Reportable Segment

The following tables present net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2010	2009	% Inc/(Dec)	Mix	Price	Exchange

Americas	$2,431.6	$2,372.4	2%	3%	(1)%	–%
Europe	1,099.5	1,119.2	(2)	1	–	(3)
Asia Pacific	689.1	603.8	14	8	(2)	8

Total	$4,220.2	$4,095.4	3	3	(1)	1

	Year Ended December 31,			Volume/		Foreign
	2009	2008	% Inc/(Dec)	Mix	Price	Exchange

Americas	$2,372.4	$2,353.9	1%	2%	(1)%	–%
Europe	1,119.2	1,179.1	(5)	1	–	(6)
Asia Pacific	603.8	588.1	3	1	(1)	3

Total	$4,095.4	$4,121.1	(1)	2	(1)	(2)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2010	2009	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,789.9	$1,756.3	2%	3%	(2)%	1%
Hips	1,262.3	1,228.5	3	4	(2)	1
Extremities	150.1	135.6	11	10	–	1

Total	3,202.3	3,120.4	3	4	(2)	1

Dental	219.0	204.7	7	4	4	(1)
Trauma	245.5	234.8	5	1	2	2
Spine	234.4	253.6	(8)	(6)	(1)	(1)
Surgical and other	319.0	281.9	13	11	–	2

Total	$4,220.2	$4,095.4	3	3	(1)	1

	Year Ended December 31,			Volume/		Foreign
	2009	2008	% Inc (Dec)	Mix	Price	Exchange

Reconstructive
Knees	$1,756.3	$1,761.1	–%	3%	(1)%	(2)%
Hips	1,228.5	1,279.4	(4)	(1)	(1)	(2)
Extremities	135.6	121.0	12	14	–	(2)

Total	3,120.4	3,161.5	(1)	1	(1)	(1)

Dental	204.7	227.5	(10)	(9)	1	(2)
Trauma	234.8	222.3	6	5	1	–
Spine	253.6	229.7	10	12	–	(2)
Surgical and other	281.9	280.1	1	–	1	–

Total	$4,095.4	$4,121.1	(1)	2	(1)	(2)

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by region (dollars in millions):

	Year Ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	% Inc (Dec)	% Inc (Dec)

Reconstructive
Knees
Americas	$1,110.5	$1,098.7	$1,089.2	1%	1%
Europe	418.7	428.1	451.2	(2)	(5)
Asia Pacific	260.7	229.5	220.7	14	4
Hips
Americas	589.7	565.9	576.1	4	(2)
Europe	433.2	448.6	493.9	(3)	(9)
Asia Pacific	239.4	214.0	209.4	12	2
Extremities
Americas	115.9	103.7	88.1	12	18
Europe	24.4	23.9	25.8	2	(7)
Asia Pacific	9.8	8.0	7.1	22	15

Total	3,202.3	3,120.4	3,161.5	3	(1)

Dental
Americas	113.9	102.8	114.9	11	(11)
Europe	80.0	78.2	82.2	2	(5)
Asia Pacific	25.1	23.7	30.4	6	(22)
Trauma
Americas	130.1	125.9	126.7	3	(1)
Europe	50.2	52.7	47.4	(5)	11
Asia Pacific	65.2	56.2	48.2	16	17
Spine
Americas	166.5	192.6	180.4	(14)	7
Europe	51.5	46.9	40.1	10	17
Asia Pacific	16.4	14.1	9.2	17	54
Surgical and other
Americas	205.0	182.8	178.5	12	2
Europe	41.5	40.8	38.5	2	6
Asia Pacific	72.5	58.3	63.1	24	(8)

Total	$4,220.2	$4,095.4	$4,121.1	3	(1)

Knees

Knee sales have experienced flat to moderate growth over the past two years. Our knee sales have been affected by broader economic conditions impacting volume/mix and competitive pressures from newer knee systems that have more modern surgical instruments for implantation. We intend to counter these competitive pressures in 2011 and thereafter as we continue to launch our new patient specific and posterior referencing instrumentation systems, as well as through new product development.

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee Flex System led knee sales. In addition, sales of partial knee devices, including the Zimmer Unicompartmental Knee and the recently released Gender Solutions Patello-Femoral Joint, exhibited growth. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the years ended December 31, 2010 and 2009 by 2 percent and 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the years ended December 31, 2010 and 2009 by 10 percent and zero percent, respectively.

Hips

Hip sales rebounded from negative growth in 2009 to positive growth in 2010 driven by new product introductions, such as our Continuum Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem led hip stem sales. In addition, sales of revision hip products, such as the ZMR Hip System and the Trabecular Metal Revision Shell and Augment Cups, were strong when compared to the prior year periods, as were sales of Fitmore Hip Stems. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the years ended December 31, 2010 and 2009 by 2 percent and 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the years ended December 31, 2010 and 2009 by 8 percent and 4 percent, respectively.

Extremities

Extremities sales have grown by low double digits the past two years led by the Bigliani/Flatow Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System. Trabecular Metal Technology is playing a critical role

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

in addressing previously unmet clinical needs in the expanding extremities market.

Dental

Dental sales have experienced a significant turnaround from a negative 10 percent decline in 2009 to positive 7 percent growth in 2010. In 2009, our dental sales were affected more by the global economic environment than our other product categories, as many dental procedures are not reimbursed by third-party payors. Sales were led by the Tapered Screw-Vent Implant System. Additionally, regenerative products have exhibited strong sales growth in 2010.

Trauma

Trauma sales increased in the mid single digits the past two years. Zimmer Periarticular Locking Plates and the ITST® Intertrochanteric/Subtrochanteric Fixation System led trauma sales, while sales of cable products also made a strong contribution. In 2009, we initiated the launch of the Zimmer Natural Nail System, which made a strong contribution to 2010 sales. We anticipate that a broader launch of that system will continue to positively affect sales growth.

Spine

In the fourth quarter of 2008 we acquired Abbott Spine. As a result of the acquisition, spine sales increased in 2009, but underlying that performance were sales losses associated with integration of the business. In 2010, once we anniversaried out of the additional sales from the acquisition, we experienced sales declines, most notably in our Americas segment. In addition to the operational challenges associated with the integration of the Abbott Spine business in the Americas, a difficult reimbursement landscape and a significant decline in our Dynesys Dynamic Stabilization System have affected sales. In contrast to the Americas, our spine sales grew in Europe and Asia Pacific in 2010 driven by the stabilization of our distribution channels, which followed the Abbott Spine integration activity of 2009. Overall, solid sales of the PathFinder and Sequoia Pedicle Screw Systems, our Universal Clamp System and our Trinica Anterior Cervical Plate System partly offset a decline in sales of the Dynesys System.

Surgical and other

Surgical and other sales went from 1 percent sales growth in 2009 to 13 percent sales growth in 2010. In 2008, we voluntarily recalled and suspended production of certain patient care products, and were able to reintroduce those products during the year in 2009. Accordingly, 2009 sales were suppressed, especially in the first half of the year, but we started to regain market share in the second half of 2009 and throughout 2010. Surgical sales were led by PALACOS Bone Cement, wound debridement products, tourniquet products and powered instruments.

The following table presents estimated* 2010 global market size and market share information (dollars in billions):

	Global		Zimmer	Zimmer
	Market	Global Market	Market	Market
	Size	% Growth**	Share	Position

Reconstructive
Knees	$6.7	4%	27%	1
Hips	5.9	3	21	2
Extremities	1.2	12	13	3

Total	$13.8	4	23	1

Dental	$3.2	2	7	5
Trauma	$5.0	6	5	5
Spine***	$8.9	3	3	7

*	Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

**	Excludes the effect of changes in foreign currency exchange rates on sales growth

***	Spine includes related orthobiologics

Expenses as a Percent of Net Sales

	Year Ended December 31,
				2010 vs. 2009	2009 vs. 2008
	2010	2009	2008	Inc (Dec)	Inc (Dec)

Cost of products sold	24.0%	24.2%	24.2%	(0.2)	–
Research and development	5.2	5.0	4.7	0.2	0.3
Selling, general and administrative	41.6	42.2	41.3	(0.6)	0.9
Certain claims	1.8	0.9	1.7	0.9	(0.8)
Goodwill impairment	4.8	1.8	–	3.0	1.8
Net curtailment and settlement	–	(0.8)	–	0.8	(0.8)
Special items	0.8	1.8	1.6	(1.0)	0.2
Operating profit	21.7	24.9	26.5	(3.2)	(1.6)
Interest and other income (expense), net	(1.3)	(0.5)	0.8	0.8	1.3

Cost of Products Sold

Gross margin in total has not changed significantly over the past three years for various offsetting reasons. In the last half of 2009 and early 2010, lower production levels caused our manufacturing costs per unit to be higher, resulting in increased costs in both 2010 and 2009. In 2010, the higher unit costs were offset by lower excess and obsolescence charges resulting from improved inventory management and certain product-specific matters that were experienced in 2009 which did not recur in 2010.

Foreign currency hedging also affects our gross margin. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. In 2010 and 2009, we recognized hedge gains in cost of products sold with 2010 gains being less than 2009 gains. In 2008, we recognized foreign currency hedge losses.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

The following table reconciles the gross margin changes for 2010 and 2009:

	Year Ended December 31,
	2010	2009

Prior year gross margin	75.8%	75.8%
Increased unit manufacturing costs	(0.8)	(1.7)
Excess and obsolete inventory	0.9	(0.4)
Foreign currency exchange impact, net	(0.4)	2.0
Inventory step-up	0.3	(0.1)
Other	0.2	0.2

Current year gross margin	76.0%	75.8%

Operating Expenses

R&D expense and R&D as a percent of sales has increased in each of the last two years. These increases are in line with our strategy to invest in new product development activities across nearly all of our product categories, as well as to increase spending on external research, clinical, regulatory and quality initiatives. Additionally, in 2008 we experienced some delay in R&D activities as we implemented enhancements to our compliance program. We continue to expect R&D spending to be between 5 to 6 percent of sales in 2011.

SG&A has increased in dollars terms over the last three years, but as a percent of sales was lower in 2010 and 2008 compared to 2009.

In 2010, SG&A increased in dollar terms from 2009 primarily for variable selling and distribution expenses as 2010 sales were higher than 2009 sales, and from increased spending to fund medical education programs. SG&A as a percent of sales in 2010 decreased by 60 basis points from 2009, reflecting disciplined spending combined with a higher base of sales, and no expense in 2010 related to corporate monitoring that ended after the first quarter of 2009.

In 2009, SG&A as a percent of sales increased approximately 90 basis points compared to 2008. SG&A expense in the 2008 period included approximately $60 million of incremental costs, such as monitor fees and consulting and legal fees associated with the global roll-out of enhancements to our compliance program. The savings from these costs in 2009 were offset by increased spending to fund enhanced medical education programs, Abbott Spine costs and increased product liability claims. The acquisition of Abbott Spine increased SG&A costs for items such as selling expenses, increased instrument depreciation and amortization of the acquired intangible assets. Additionally, SG&A as a percentage of net sales was negatively impacted by the decrease in revenues caused by changes in foreign currency rates. A majority of our SG&A spend is incurred in the U.S., primarily from our corporate headquarters and similar functions at our various businesses such as Dental, Trauma, Spine and Surgical. Therefore, SG&A expense does not respond to changes in foreign currency rates proportionally to our revenue, which caused SG&A as a percentage of net sales to increase in 2009 compared to 2008.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. Provisions of $35.0 million and $69.0 million were originally recorded during 2009 and 2008, respectively, with an additional $75.0 million recorded during 2010, bringing the total provision to $179.0 million for these claims. For more information regarding these claims, see Note 19 to the consolidated financial statements.

In connection with our annual goodwill impairment tests performed in the fourth quarters of 2010 and 2009, we noted that the carrying values of the assets of our U.S. Spine reporting unit were in excess of the reporting unit’s estimated fair value. As a result, we recorded goodwill impairment charges of $204.0 million and $73.0 million during the years ended December 31, 2010 and 2009, respectively. For more information regarding goodwill impairment and the factors that led to the impairment, see Note 9 to the consolidated financial statements. We have five other reporting units with goodwill assigned to them. We estimate the fair values of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five other reporting units, the estimated fair values substantially exceed their carrying value.

We recognized a net curtailment and settlement gain of $32.1 million during 2009 related to amending our U.S. and Puerto Rico postretirement benefit plans. For more information regarding the net curtailment and settlement gain, see Note 14 to the consolidated financial statements.

“Special items” expense for the years ended December 31, 2010, 2009 and 2008 were $34.7 million, $75.3 million and $68.5 million, respectively. 2010 includes expenses related to restructuring of our information technology infrastructure as well as our management structure. This resulted in $7.7 million of asset impairment charges and $6.7 million of employee severance and termination-related expenses. We have also incurred consulting and professional fees, facility and employee relocation costs, contract termination expenses and other various expenses resulting from our acquisitions of Abbott Spine, Beijing Montagne Medical Device Co., Ltd, and third party distributors. “Special items” also includes the impairment of an available-for-sale security that was acquired as part of a business acquisition and certain litigation related matters.

“Special items” in 2009 included a workforce realignment, which resulted in the elimination of positions in some areas and increases in others to support long-term growth. As a result of this realignment and headcount reductions from acquisitions, we incurred approximately $19.0 million of severance and termination-related expenses. Other “Special items” in 2009 included approximately $9.4 million of expenses related to contract termination costs, $23.4 million of certain litigation matters that were recognized during the period and various costs incurred to integrate the Abbott Spine business acquired in the fourth quarter of 2008.

Included in “Special items” in 2008 was $38.5 million of in-process research and development related to the Abbott Spine acquisition and other costs related to the integration of Abbott Spine.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Interest and Other, Income Taxes and Net Earnings

Interest and other expense has increased over the past three years. Interest and other expense increased in 2010 over 2009 due to the $1.0 billion senior unsecured notes that we issued in November 2009. As a result, in 2010 we had a full year of interest on these notes. Interest and other expense in 2009 increased over 2008 as the result of long-term debt incurred to partially fund the Abbott Spine acquisition in the fourth quarter of 2008 and the issuance of the senior unsecured notes in November 2009. Interest and other income in 2008 included a realized gain of $38.8 million related to the sale of certain marketable securities.

The effective tax rate on earnings before income taxes for the years ended December 31, 2010, 2009 and 2008 has been 30.6 percent, 28.1 percent and 24.3 percent, respectively. The effective tax rates for 2010 and 2009 are negatively impacted by the goodwill impairment charges of $204.0 million and $73.0 million, respectively, for which no tax benefit was recorded. The goodwill impairment charges have increased the effective tax rate for the years ended December 31, 2010 and 2009 by approximately 6 percent and 2 percent, respectively. Additionally, in 2010 the effective tax rate was favorably impacted by the resolution of certain tax contingencies. The effective tax rate for 2008 includes the impact of a current tax benefit of $31.7 million related to a 2007 U.S. government civil settlement expense, resulting in a decrease of approximately 3 percent in the 2008 effective tax rate. This impact on the 2008 effective tax rate was partially offset by Abbott Spine acquisition-related in-process research and development charges recorded during 2008 for which no tax benefit was recorded. These discrete items account for the majority of the change in our effective tax rates in the past three years.

As a result of the revenues and expenses discussed previously, net earnings in 2010 decreased 17 percent compared to 2009. In 2009, net earnings decreased 15 percent compared to 2008. Basic and diluted earnings per share decreased 11 percent in 2010 compared to 2009, while 2009 basic and diluted earnings per share decreased 10 percent and 11 percent, respectively, from 2008. The disproportionate change in earnings per share as compared to net earnings is attributed to the effect of share repurchases made in the last three years.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP). Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Special items,” “Certain claims,” Net curtailment and settlement and Goodwill impairment, and the taxes on those items and the tax benefit related to a 2007 civil settlement. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our on-going operating results, it helps to better identify operating trends and perform trend analysis that may otherwise be masked or distorted by these types of items, and provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2010, 2009 and 2008 were $871.6 million, $849.9 million, and $924.3 million, respectively, and our non-GAAP adjusted diluted earnings per share were $4.33, $3.94, and $4.05, respectively.

Our non-GAAP adjusted net earnings increased in 2010 compared to 2009 due to increased sales, disciplined spending in SG&A, and the absence of monitor-related expenses in 2010. Such increases to non-GAAP adjusted net earnings were slightly offset by increased R&D and medical education expenses and increased interest expense from the senior unsecured notes issued in 2009.

Our non-GAAP adjusted net earnings decreased in 2009 compared to 2008 as lower sales and higher R&D and medical education expenses reduced non-GAAP adjusted net earnings. Additionally, 2008 non-GAAP adjusted net earnings featured a $38.8 million pre-tax gain related to sales of certain marketable securities. The 2009 period did contain some expense savings such as the $60 million of incremental savings related to monitor fees and consulting and legal fees associated with the global roll-out of enhancements to our compliance program, but such savings were not enough to offset the other items that reduced non-GAAP adjusted net earnings.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Year Ended December 31,
	2010	2009	2008

Net Earnings of Zimmer Holdings, Inc.	$596.9	$717.4	$848.6
Inventory step-up	1.4	12.5	7.0
Special items	34.7	75.3	68.5
Certain claims	75.0	35.0	69.0
Net curtailment and settlement	–	(32.1)	–
Goodwill impairment	204.0	73.0	–
Taxes on inventory step-up, special items, certain claims and net curtailment and settlement*	(40.4)	(31.2)	(37.1)
Tax benefit from civil settlement	–	–	(31.7)

Adjusted Net Earnings	$871.6	$849.9	$924.3

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

	Year Ended December 31,
	2010	2009	2008

Diluted EPS	$2.97	$3.32	$3.72
Inventory step-up	0.01	0.06	0.03
Special items	0.17	0.35	0.30
Certain claims	0.37	0.16	0.30
Net curtailment and settlement	–	(0.15)	–
Goodwill impairment	1.01	0.34	–
Taxes on inventory step-up, special items, certain claims and net curtailment and settlement*	(0.20)	(0.14)	(0.16)
Tax benefit from civil settlement	–	–	(0.14)

Adjusted Diluted EPS	$4.33	$3.94	$4.05

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that the healthcare reform legislation passed in 2010 by the U.S. federal government will have on our business. The new law includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,193.5 million in 2010 compared to $1,117.5 million in 2009. The principal source of cash from operating activities in 2010 was net earnings. Non-cash charges included in net earnings accounted for another $535.1 million of operating cash. All other items of operating cash flows in 2010 provided $61.5 million of cash. The resolution of outstanding payments to healthcare professionals and institutions resulted in increased cash outflows during the 2009 period compared to the delay in similar payments during the 2008 period as we implemented enhancements to our compliance program. The resolution of these outstanding payments, along with a change in the timing of employee bonus payments compared to the 2008 period and product liability payments, contributed to increased outflows from accrued expenses in 2009. Accrued expenses did not have any such significant variations in 2010, thus reflecting lower outflows in 2010 in our indirect statement of cash flows when compared to 2009. We have paid approximately $45 million and $25 million in 2010 and 2009, respectively, related to Durom Cup product liability claims. We estimate the remaining liability for Durom Cup claims as of December 31, 2010, is $132.8 million. We expect to pay the majority of this amount over the next three years.

At December 31, 2010, we had 58 days of sales outstanding in trade accounts receivable, an increase of 2 days when compared to December 31, 2009, reflecting some changes in collection practices that may have slightly increased days sales outstanding, but have decreased our costs to collect at an acceptable risk level. At December 31, 2010, we had 307 days of inventory on hand, a slight increase of 5 days compared to December 31, 2009.

Cash flows used in investing activities were $726.9 million in 2010, compared to $381.2 million in 2009. Additions to instruments increased in 2010 compared to the 2009 period to support new product launches, such as our Continuum Acetabular System, and as we introduced new instrumentation in our knee product category such as posterior referencing instrumentation. In 2011, we expect to spend approximately $140 to $150 million on instruments to support new products and sales growth. Spending on other property, plant and equipment decreased in 2010 compared to the 2009 period as there were no significant infrastructure initiatives in 2010. During 2011, we expect to purchase approximately $110 to $120 million in other property, plant and equipment, reflecting the cash outlays necessary to complete new product-related investments and replacement of older machinery and equipment. Beginning in 2009 and with more significance in 2010, we began investing some of our cash and cash equivalents in highly rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. Acquired intellectual property rights decreased to $8.5 million in 2010 compared to $35.8 million in 2009 and $109.4 million in 2008. These items relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of existing contractual arrangements. These lump-sum payments were based upon a third party fair market valuation of the current net present value of the contractual arrangements. Included in investing cash flows in 2008 were $363.0 million paid to acquire Abbott Spine and $54.9 million of proceeds we received from the sale of certain equity securities. In the past three years, we have made other smaller business acquisitions including Beijing Montagne Medical Device Co., Ltd., Sodem Diffusion S.A. and foreign-based distributors.

Cash flows used in financing activities were $489.6 million for 2010, compared to $262.1 million in 2009. In 2010, the only significant cash we used in financing activities related to the repurchase of $505.6 million of our common stock. In November 2009, we sold $1.0 billion aggregate principal amount of senior unsecured notes (Senior Notes) in a public offering. We received net proceeds of approximately $998.8 million, net of an offering discount of $1.2 million. We also paid an additional $8.5 million of debt issuance costs related to the sale of the Senior Notes. We used cash from operating cash flows and some of the proceeds from the Senior Notes to repurchase $923.7 million of our common stock in 2009.

The Senior Notes include two tranches: $500 million aggregate principal amount of 4.625 percent Senior Notes due November 30, 2019, and $500 million aggregate principal amount of 5.75 percent Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year until maturity.

We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 20 basis points, in the case of the 2019 notes, and 25 basis points, in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $141.8 million outstanding under the Senior Credit Facility at December 31, 2010, and an availability of $1,208.2 million.

We also have available uncommitted credit facilities totaling $77.8 million.

We place our cash and cash equivalents in highly rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2010 we had short-term and long-term investments in debt securities with a fair value of $410.6 million. These investments are in debt securities of many different counterparties and therefore we have no significant concentration of risk with a single counterparty. All these debt securities are highly-rated and therefore we believe the risk of default by the counterparties is low.

As of December 31, 2010, $725.3 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $550 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The remaining is denominated in the various currencies where we operate.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of December 31, 2010, approximately $1.2 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our expected working capital, capital expenditure and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

			2012	2014	2016
			and	and	and
Contractual Obligations	Total	2011	2013	2015	Thereafter

Long-term debt	$1,141.8	$–	$141.8	$–	$1,000.0
Interest payments	1,044.5	53.6	104.6	103.8	782.5
Operating leases	142.7	44.6	50.0	23.1	25.0
Purchase obligations	27.1	26.1	1.0	–	–
Other long-term liabilities	232.9	–	149.3	31.9	51.7

Total contractual obligations	$2,589.0	$124.3	$446.7	$158.8	$1,859.2

Approximately 8 percent of the other long-term liabilities on our balance sheet are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions on voluntary contributions, we are unable to reasonably estimate future contributions beyond 2011. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

Also included in other long-term liabilities on our balance sheet are liabilities related to uncertain tax benefits and corresponding interest and penalties thereon. Due to the uncertainties inherent in these liabilities, such as the ultimate timing and resolution of tax audits, we are unable to reasonably estimate the amount or period in which potential tax payments related to these positions will be made. Therefore, this table does not include any obligations related to uncertain tax benefits. See Note 15 to our consolidated financial statements for further information on these uncertain tax benefits.

We have entered into various contractual agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or at our discretion to maintain exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table. These payments could range from $0 to $60 million.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

Excess Inventory and Instruments – We must determine as of each balance sheet date how much, if any, of

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Reserves are established to effectively adjust inventory and instruments to net realizable value. To determine the appropriate level of reserves, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work-in-process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to valuation reserves based on market conditions, competitive offerings and other factors on a regular basis.

Income Taxes – Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

We estimate income tax expense and income tax liabilities and assets by taxable jurisdiction. Realization of deferred tax assets in each taxable jurisdiction is dependent on our ability to generate future taxable income sufficient to realize the benefits. We evaluate deferred tax assets on an ongoing basis and provide valuation allowances unless we determine it is “more likely than not” that the deferred tax benefit will be realized. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

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

In addition to our general product liability, we have recorded “Certain claims” provisions totaling $179.0 million related to the Durom Cup, including $75.0 million in 2010. The additional provision was needed in 2010 in part because we revised the definition of “Certain claims” recorded in our statement of earnings to include worldwide claims relating to all revisions of Durom Cup cases where the original surgery was performed before our July 22, 2008 suspension of marketing and distribution, regardless of the time period elapsed between the original surgery and the revision surgery. This additional provision represents management’s updated estimate of liability to Durom Cup patients undergoing revisions associated with original surgeries occurring before July 22, 2008. The remaining liability as of December 31, 2010 is $132.8 million.

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

As of December 31, 2010, we had intangible assets of $210.7 million related to trademarks and trade names, of which $197.3 million are classified as having an indefinite life. We currently have and anticipate future product development efforts that may replace the current products that use those trademarks and trade names. While it is possible, it is not known if these new products will utilize these trademarks and trade names. If these new products do not use these trademarks and trade names, these assets may be impaired.

In the fourth quarter of 2010, we determined our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using an equal weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the comparable transaction methodology, which uses valuation indicators determined from sales of other businesses that are similar to our U.S. Spine reporting unit.

As a result, we recorded a goodwill impairment charge for the U.S. Spine reporting unit of $204.0 million during the year ended December 31, 2010. In the year ended December 31,

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

2009, we also recorded an impairment charge related to this reporting unit of $73.0 million. See Note 9 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges.

We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five reporting units, the estimated fair values substantially exceed their carrying value.

Share-based Payment – We measure share-based payment expense at the grant date based on the fair value of the award and recognize expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected life of stock options and the expected volatility of our stock. Additionally, we must estimate the amount of share-based awards that are expected to be forfeited. We estimate expected volatility based upon the implied volatility of actively traded options on our stock. The expected life of stock options and estimated forfeitures are based upon our employees’ historical exercise and forfeiture behaviors. The assumptions used in determining the grant date fair value and the expected forfeitures represent management’s best estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

For contracts outstanding at December 31, 2010, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2011 through June 2013. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2010 were $1.4 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2010 were $212.1 million. The weighted average contract rates outstanding at December 31, 2010 were Euro:USD 1.35, USD:Swiss Franc 1.04, USD:Japanese Yen 87.20, British Pound:USD 1.57, USD:Canadian Dollar 1.07, Australian Dollar:USD 0.82, USD:Korean Won 1,231, USD:Swedish Krona 7.32, USD:Czech Koruna 19.57, USD:Thai Baht 31.27, USD:Taiwan Dollar 30.62, USD:South African Rand 7.85, USD:Russian Ruble 32.24 and USD:Indian Ruppee 48.08.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2010 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the Euro, Swiss Franc, Japanese Yen, British Pound, Canadian Dollar, Australian Dollar, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2012, depending on the direction of the change, by an average approximate amount of $59.8 million, $19.8 million, $36.1 million, $11.3 million, $7.2 million, $12.6 million, $1.7 million, $2.3 million, $0.6 million, $0.6 million, $1.7 million, $0.5 million, $1.2 million and $1.1 million, respectively. Any change in the fair value of foreign currency exchange forward contracts as a result of a fluctuation in a currency exchange rate is expected to be largely offset by a change in the value of the hedged transaction. Consequently, foreign currency exchange contracts would not subject us to material risk due to exchange rate movements because gains and losses on these contracts offset gains and losses on the assets, liabilities and transactions being hedged.

We had net investment exposures to net foreign currency denominated assets and liabilities of approximately $2,250 million at December 31, 2010, primarily in Euros and Japanese Yen. Approximately $1,295 million of the net asset exposure at December 31, 2010 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

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

We invest our cash and cash equivalents primarily in highly-rated corporate commercial paper and bank deposits. We also have short-term and long-term investments in highly-rated corporate debt securities, U.S. government and agency debt securities, U.S. government treasury funds, municipal bonds, foreign government debt securities, commercial paper and certificates of deposit. The primary investment objective is to ensure capital preservation of our invested principal funds. Currently, we do not use derivative financial instruments in our investment portfolio.

We are exposed to interest rate risk on our debt obligations and our cash and cash equivalents. Presently, all of our debt outstanding under the Senior Credit Facility bears interest at short-term rates.

In December 2010, we entered into interest rate swap agreements with a consolidated notional amount of $250 million that hedge a portion of our $500 million 4.625 percent Senior Notes due November 30, 2019. On the interest rate swap agreements outstanding as of December 31, 2010, we receive a fixed interest rate of 4.625 percent and we pay variable interest equal to the three-month LIBOR plus an average of 133 basis points.

The interest rate swap agreements are to manage our exposure to interest rate movements by converting fixed-rate debt into variable-rate debt. The objective of the instruments is to more closely align interest expense with interest income received on cash and cash equivalents.

These derivative instruments are designated as fair value hedges under U.S. GAAP. Changes in the fair value of the derivative instrument are recorded in earnings and are offset by gains or losses on the underlying debt instrument.

Based upon our overall interest rate exposure as of December 31, 2010, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, short-term and long-term investments, derivative instruments, counterparty transactions and accounts receivable.

We place our investments in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents and investments.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. However, essentially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and healthcare systems. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate. While we are exposed to risks from the broader healthcare industry where we do business, there is no significant net exposure due to any individual customer.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2010, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2010, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

Zimmer Holdings, Inc.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm
To The Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Chicago, Illinois
February 24, 2011

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

(in millions, except per share amounts)
For the Years Ended December 31,	2010	2009	2008

Net Sales	$4,220.2	$4,095.4	$4,121.1
Cost of products sold	1,012.4	990.7	997.3

Gross Profit	3,207.8	3,104.7	3,123.8

Research and development	220.0	205.7	192.3
Selling, general and administrative	1,757.4	1,729.0	1,704.0
Certain claims (Note 19)	75.0	35.0	69.0
Goodwill impairment (Note 9)	204.0	73.0	–
Net curtailment and settlement (Note 14)	–	(32.1)	–
Special items (Note 2)	34.7	75.3	68.5

Operating expenses	2,291.1	2,085.9	2,033.8

Operating Profit	916.7	1,018.8	1,090.0
Interest and other income (expense), net	(56.5)	(20.6)	31.8

Earnings before income taxes	860.2	998.2	1,121.8
Provision for income taxes	263.3	280.8	272.3

Net earnings	596.9	717.4	849.5
Less: Net earnings attributable to noncontrolling interest	–	–	(0.9)

Net Earnings of Zimmer Holdings, Inc.	$596.9	$717.4	$848.6

Earnings Per Common Share – Basic	$2.98	$3.34	$3.73

Earnings Per Common Share – Diluted	$2.97	$3.32	$3.72

Weighted Average Common Shares Outstanding
Basic	200.0	215.0	227.3
Diluted	201.1	215.8	228.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

(in millions)
December 31,	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$668.9	$691.7
Short-term investments	265.1	66.4
Accounts receivable, less allowance for doubtful accounts	775.9	751.4
Inventories, net	936.4	913.2
Prepaid expenses and other current assets	127.7	105.4
Deferred income taxes	235.7	209.9

Total Current Assets	3,009.7	2,738.0
Property, plant and equipment, net	1,213.8	1,221.7
Goodwill	2,580.8	2,783.5
Intangible assets, net	827.1	858.0
Other assets	368.5	184.3

Total Assets	$7,999.9	$7,785.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129.6	$134.6
Income taxes	48.9	57.5
Other current liabilities	524.0	498.6

Total Current Liabilities	702.5	690.7
Other long-term liabilities	384.0	328.5
Long-term debt	1,142.1	1,127.6

Total Liabilities	2,228.6	2,146.8

Commitments and Contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized,
254.6 million (254.1 million in 2009) issued	2.5	2.5
Paid-in capital	3,293.5	3,214.6
Retained earnings	5,699.4	5,102.5
Accumulated other comprehensive income	321.0	358.6
Treasury stock, 59.0 million shares (49.9 million shares in 2009)	(3,545.1)	(3,039.5)

Total Stockholders’ Equity	5,771.3	5,638.7

Total Liabilities and Stockholders’ Equity	$7,999.9	$7,785.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

(in millions)
	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity

Balance January 1, 2008	252.2	$2.5	$2,999.1	$3,536.9	$290.3	(19.3)	$(1,379.2)	$2.8	$5,452.4
Net earnings	–	–	–	848.6	–	–	–	0.9	849.5
Other comprehensive income	–	–	–	–	(50.3)	–	–	–	(50.3)
Stock compensation plans,
including tax benefits	1.5	–	139.4	–	–	–	–	–	139.4
Share repurchases	–	–	–	–	–	(10.8)	(737.0)	–	(737.0)
Currency translation	–	–	–	–	–	–	–	(0.1)	(0.1)

Balance December 31, 2008	253.7	2.5	3,138.5	4,385.5	240.0	(30.1)	(2,116.2)	3.6	5,653.9
Net earnings	–	–	–	717.4	–	–	–	–	717.4
Other comprehensive loss	–	–	–	–	118.6	–	–	–	118.6
Purchase of noncontrolling
interest	–	–	(5.0)	–	–	–	–	(3.6)	(8.6)
Stock compensation plans,
including tax benefits	0.4	–	81.1	(0.4)	–	–	0.4	–	81.1
Share repurchases	–	–	–	–	–	(19.8)	(923.7)	–	(923.7)

Balance December 31, 2009	254.1	2.5	3,214.6	5,102.5	358.6	(49.9)	(3,039.5)	–	5,638.7
Net earnings	–	–	–	596.9	–	–	–	–	596.9
Other comprehensive income	–	–	–	–	(37.6)	–	–	–	(37.6)
Stock compensation plans,
including tax benefits	0.5	–	78.9	–	–	–	–	–	78.9
Share repurchases	–	–	–	–	–	(9.1)	(505.6)	–	(505.6)

Balance December 31, 2010	254.6	$2.5	$3,293.5	$5,699.4	$321.0	(59.0)	$(3,545.1)	$—	$5,771.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

(in millions)
For the Years Ended December 31,	2010	2009	2008

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$596.9	$717.4	$848.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	340.2	337.4	275.1
Goodwill impairment	204.0	73.0	–
Gain on sale of investments	–	–	(38.8)
In-process research and development	–	–	38.5
Net curtailment and settlement	–	(32.1)	–
Share-based compensation	62.0	75.3	69.9
Income tax benefit from stock option exercises	4.2	3.5	12.5
Excess income tax benefit from stock option exercises	(1.3)	(0.4)	(6.5)
Inventory step-up	1.4	12.5	7.0
Deferred income tax provision	(72.5)	(19.7)	2.0
Changes in operating assets and liabilities, net of acquired assets and liabilities Income taxes payable	7.7	7.0	(77.3)
Receivables	(33.0)	(4.6)	(44.4)
Inventories	25.8	36.2	(148.1)
Accounts payable and accrued liabilities	(0.8)	(132.6)	119.3
Other assets and liabilities	58.9	44.6	(19.7)

Net cash provided by operating activities	1,193.5	1,117.5	1,038.1

Cash flows provided by (used in) investing activities:
Additions to instruments	(192.5)	(123.7)	(237.9)
Additions to other property, plant and equipment	(79.2)	(105.1)	(250.0)
Acquisition of intellectual property rights	(8.5)	(35.8)	(109.4)
Purchases of investments	(413.3)	(66.4)	–
Sales of investments	67.5	–	54.9
Abbott Spine acquisition, net of acquired cash	–	–	(363.0)
Other business combination investments	(82.6)	(39.5)	(18.8)
Investments in other assets	(18.3)	(10.7)	–

Net cash used in investing activities	(726.9)	(381.2)	(924.2)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) under revolving credit facilities	(2.2)	(330.0)	330.0
Debt issuance costs	–	(8.5)	–
Proceeds from employee stock compensation plans	16.9	9.5	57.0
Excess income tax benefit from stock option exercises	1.3	0.4	6.5
Proceeds from issuance of notes	–	998.8	–
Acquisition of noncontrolling interest	–	(8.6)	–
Repurchase of common stock	(505.6)	(923.7)	(737.0)

Net cash used in financing activities	(489.6)	(262.1)	(343.5)

Effect of exchange rates on cash and cash equivalents	0.2	4.9	(21.7)

Increase (decrease) in cash and cash equivalents	(22.8)	479.1	(251.3)
Cash and cash equivalents, beginning of year	691.7	212.6	463.9

Cash and cash equivalents, end of year	$668.9	$691.7	$212.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

(in millions)
For the Years Ended December 31,	2010	2009	2008

Net Earnings	$596.9	$717.4	$849.5
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(38.6)	114.0	(49.4)
Unrealized foreign currency hedge gains/(losses), net of tax effects of $10.1 in 2010, $8.9 in 2009 and $0.7 in 2008	21.6	(28.9)	35.0
Reclassification adjustments on foreign currency hedges, net of tax effects of $(4.3) in 2010, $(0.1) in 2009 and $(9.2) in 2008	(11.6)	(18.1)	43.4
Unrealized gains/(losses) on securities, net of tax effects of $0.3 in 2010, $0.1 in 2009 and $(15.2) in 2008	(0.8)	(0.3)	24.4
Reclassification adjustments on securities, net of tax effects of $(1.2) in 2010 and $15.0 in 2008	2.2	–	(23.8)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax effects of $4.4 in 2010, $(1.4) in 2009 and $14.1 in 2008	(10.4)	51.9	(79.9)

Total Other Comprehensive Income (Loss)	(37.6)	118.6	(50.3)
Comprehensive (Loss) Attributable to Noncontrolling Interest	–	–	(0.9)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$559.3	$836.0	$798.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

We design, develop, manufacture and market orthopaedic reconstructive, spinal and trauma devices, dental implants and related surgical products. We also provide other healthcare related services. Orthopaedic reconstructive devices restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal devices are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling equity position. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the 2010 presentation.

Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2010, 2009 and 2008 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 80 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories account for approximately 20 percent of our net sales. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days. In some cases sales incentives may be earned by a customer for purchasing a specified amount of our product. We estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned, and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2010, 2009 and 2008.

Taxes Collected from Customers – Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $129.1 million, $121.8 million and $117.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development – We expense all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

fees and service fees paid to collaborative partners. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Special Items – We recognize expenses resulting directly from our business combinations and other items as “Special items” in our consolidated statement of earnings. Expenses in the “Special items” line for the years ended December 31, 2010, 2009 and 2008, included (in millions):

	2010	2009	2008

Adjustment or impairment of assets and obligations, net	$11.4	$(1.5)	$(10.4)
Consulting and professional fees	4.9	11.7	13.2
Employee severance and retention, including share-based compensation acceleration	6.7	19.0	0.2
Information technology integration	0.1	1.1	0.7
In-process research & development	–	–	38.5
Vacated facilities	0.2	1.4	–
Facility and employee relocation	2.0	5.4	7.5
Distributor acquisitions	1.9	1.1	6.9
Certain litigation matters	(0.3)	23.4	–
Contract terminations	3.9	9.4	5.7
Other	3.9	4.3	6.2

Special items	$34.7	$75.3	$68.5

Adjustment or impairment of assets and obligations relates to impairment on assets that were acquired in business combinations, impairment of assets related to a transformation of our global information technology infrastructure or adjustments to certain liabilities of acquired companies due to changes in circumstances surrounding those liabilities subsequent to the related measurement period.

Consulting and professional fees relate to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and include third-party fees related to severance and termination benefits matters. These fees also include legal fees related to litigation matters involving acquired businesses that existed prior to our acquisition or resulted from our acquisition.

In 2010 and 2009, we terminated some employees as we reduced management layers, restructured certain areas, and commenced initiatives to focus on business opportunities that best support our strategic priorities. In 2010 and 2009, approximately 60 and 300 employees, respectively, from across the globe were affected by these actions. As a result of these changes in our work force and headcount reductions from acquisitions, we incurred expenses related to severance benefits, redundant salaries as we worked through transition periods, share-based compensation acceleration and other employee termination-related costs. These termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid during the year they were incurred.

Information technology integration relates to the non-capitalizable costs associated with integrating the information systems of acquired businesses.

In-process research and development charges for 2008 relate to the acquisition of Abbott Spine.

We ceased using certain leased facilities in 2010 and 2009 and, accordingly, recorded expense for the remaining lease payments, less estimated sublease recoveries, and wrote-off any assets being used in those facilities.

Facility and employee relocation relates to costs associated with relocating certain facilities as well as employee relocation resulting from our business combinations. Most notably, we consolidated our legacy European distribution centers into a new distribution center in Eschbach, Germany.

Over the past few years we have acquired a number of U.S. and foreign-based distributors. We have incurred various costs related to the acquisition and integration of those businesses.

Certain litigation matters relate to costs and adjustments recognized during the year for the estimated or actual settlement of various legal matters, including patent litigation matters, commercial litigation matters and matters arising from our acquisitions of certain competitive distributorships in prior years. We recognize expense for the potential settlement of a legal matter when we believe it is probable that a loss has been incurred and we can reasonably estimate the loss. In 2009, we made a concerted effort to settle some of these matters to avoid further litigation costs.

Contract termination costs relate to terminated agreements in connection with the integration of acquired companies and changes to our distribution model as part of business restructuring and transformation. The terminated contracts primarily relate to sales agents and distribution agreements.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Investments – We invest in debt securities to promote business and strategic objectives. Our investments include corporate debt securities, foreign government debt securities, U.S. agency debt securities and certificates of deposit and are classified and accounted for as available-for-sale. Available-for-sale debt securities are recorded at fair value on our consolidated balance sheet. Investments with a contractual maturity of less than one year are classified as short-term investments on our consolidated balance sheet, or in other non-current assets if the contractual maturity is greater than one year. Changes in fair value for

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

available-for-sale securities are recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheet. We review our investments for other-than-temporary impairment at each reporting period. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statement of earnings in the period the determination is made. See Note 7 for more information regarding our investments.

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $14.4 million and $18.8 million as of December 31, 2010 and 2009, respectively.

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

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by comparing each reporting unit’s fair value to its carrying amount to determine if there is potential impairment. The fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the years ended December 31, 2010 and 2009 we recorded goodwill impairment charges of $204.0 million and $73.0 million, respectively, related to our U.S. Spine reporting unit. See Note 9 for more information regarding goodwill and goodwill impairment.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Derivative Financial Instruments – We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for hedging purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. See Note 13 for more information regarding our derivative and hedging activities.

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

Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of stockholders’ equity. We reissue common stock held in treasury only for limited purposes.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

effect on equity attributable to Zimmer Holdings, Inc. (in millions):

2009

Net earnings of Zimmer Holdings, Inc.	$717.4
Transfers to noncontrolling interests:
Decrease in equity related to the purchase of noncontrolling interests	(5.0)

Change from net earnings of Zimmer Holdings, Inc. and transfers to noncontrolling interests	$712.4

Accounting Pronouncements – There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	SHARE-BASED COMPENSATION

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), performance shares and an employee stock purchase plan. Share-based compensation expense for the years ended December 31, 2010, 2009 and 2008 is as follows (in millions):

	2010	2009	2008

Stock options	$47.6	$61.9	$65.4
RSU and other	14.4	13.4	4.5

Total expense, pre-tax	62.0	75.3	69.9
Tax benefit related to awards	(16.2)	(20.9)	(20.4)

Total expense, net of tax	$45.8	$54.4	$49.5

Share-based compensation cost capitalized as part of inventory for the years ended December 31, 2010, 2009 and 2008 was $12.2 million, $17.2 million, and $19.6 million, respectively. As of December 31, 2010 and 2009, approximately $6.6 million and $9.4 million of capitalized costs remained in finished goods inventory.

Stock Options

We had two equity compensation plans in effect at December 31, 2010: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeds the 2006 Stock Incentive Plan (2006 Plan) and the TeamShare Stock Option Plan (TeamShare Plan). Following stockholder approval of the 2009 Plan in May 2009, no further awards were granted under the 2006 Plan or under the TeamShare Plan, and shares remaining available for grant under those plans are expected to be merged into the 2009 Plan. Vested and unvested stock options and unvested restricted stock and RSUs previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2010. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2010, an aggregate of 11.9 million shares were available for future grants and awards under these plans.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year ended December 31, 2010 is as follows (options in thousands):

			Weighted
			Average
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Stock Options	Exercise Price	Life	(in millions)

Outstanding at December 31, 2009	16,912	$67.17
Options granted	2,023	57.82
Options exercised	(404)	34.47
Options cancelled	(545)	60.49
Options expired	(548)	76.22

Outstanding at December 31, 2010	17,438	$66.76	5.8	$50.3

Vested or expected to vest as of December 31, 2010	16,733	$67.09	5.7	$47.6

Exercisable at December 31, 2010	12,108	$69.26	4.9	$31.7

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. Expected volatility was derived from the implied volatility of traded options on our stock that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. A dividend yield of zero percent has been used as we have not paid any dividends since becoming a public company in 2001 and we do not expect to pay any dividends in the foreseeable future.

The weighted average fair value of the options granted in the years ended December 31, 2010, 2009 and 2008 were determined using the following assumptions:

	2010	2009	2008

Dividend Yield	–%	–%	–%
Volatility	26.3%	41.6%	27.4%
Risk-free interest rate	2.8%	1.7%	2.9%
Expected life (years)	5.9	5.4	5.4

The weighted average fair value for stock options granted during 2010, 2009 and 2008 was $18.17, $16.02 and $23.32, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $8.5 million, $3.3 million and $31.9 million, respectively.

As of December 31, 2010, there was $63.4 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.2 years.

Performance Shares and RSUs

We have awarded both performance shares and RSUs to our employees. Some of these awards have had service conditions while others have had performance conditions. The terms of the service condition awards have been either two or five years with vesting occurring ratably on the anniversary date of the award. However, based upon meeting certain criteria, as established under our equity compensation plans, these awards may accelerate upon retirement after the first anniversary date of the award. Accordingly, the requisite service period used for share-based payment expense ranges from one to five years.

The last awards issued with performance conditions were to vest in 2008. However, for these performance condition awards it was determined in 2008 that the performance targets would not be achieved. Therefore, no performance condition awards are outstanding.

A summary of nonvested RSU activity for the year ended December 31, 2010 is as follows (in thousands):

		Weighted Average
		Grant Date Fair
	RSUs	Value

Outstanding at January 1, 2010	435	$42.09
Granted	807	57.92
Vested	(56)	42.63
Forfeited	(238)	55.08

Outstanding at December 31, 2010	948	52.30

The fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2010, we estimate that approximately 842,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2010 was $30.2 million and is expected to be recognized over a weighted-average period of 3.0 years.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

4.	INVENTORIES

Inventories at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009

Finished goods	$757.3	$718.6
Work in progress	47.0	48.0
Raw materials	132.1	146.6

Inventories, net	$936.4	$913.2

Reserves for excess and obsolete inventory were $268.4 million and $255.1 million at December 31, 2010 and 2009, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 was as follows (in millions):

	2010	2009

Land	$22.0	$21.8
Building and equipment	1,162.0	1,147.7
Capitalized software costs	172.0	158.8
Instruments	1,365.6	1,210.2
Construction in progress	66.5	62.0

	2,788.1	2,600.5
Accumulated depreciation	(1,574.3)	(1,378.8)

Property, plant and equipment, net	$1,213.8	$1,221.7

Depreciation expense was $247.9 million, $244.2 million and $215.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

6.	ACQUISITIONS

We made a number of business acquisitions during the years 2010, 2009 and 2008. In December 2010 we acquired Beijing Montagne Medical Device Co., Ltd. (Montagne) and Sodem Diffusion S.A. (Sodem). The Montagne acquisition makes us a leading provider of orthopaedic solutions in China and provides product lines tailored exclusively to the rapidly growing Chinese market. The Sodem acquisition broadens our portfolio of surgical power tools and strengthens our position in the approximate $1 billion surgical power tool market. In 2008 we acquired Abbott Spine, which provided us a number of innovative products and helped build critical mass in the spine market. Additionally, we have acquired a number of foreign-based distributors during the three year period.

The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. The estimated fair values of the Montagne and Sodem assets are preliminary. Pro forma financial information and other information required by the FASB’s guidance on business combinations have not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

7.	INVESTMENTS

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments as of December 31, 2010 is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair value

Corporate debt securities	$203.9	$0.1	$(0.2)	$203.8

U.S. government and agency debt securities	47.9	–	–	47.9

Municipal bonds	1.1	–	–	1.1

Foreign government debt securities	10.3	–	–	10.3

Commercial paper	16.1	–	–	16.1

Certificates of deposit	131.5	–	(0.1)	131.4

Total short and long-term investments	$410.8	$0.1	$(0.3)	$410.6

Information regarding our investments as of December 31, 2009 is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair value

Certificates of deposit	$66.4	$–	$–	$66.4

Total short-term investments	$66.4	$–	$–	$66.4

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary as of December 31, 2010 (in millions):

		Unrealized
	Fair Value	Losses

Corporate debt securities	$126.1	$(0.2)
Certificates of deposit	50.6	(0.1)

Total	$176.7	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 72 securities were in an unrealized loss position as of December 31, 2010.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from the current adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of December 31, 2010 are temporary because we do not intend to sell these investments, nor is it more likely than not that we will be required to sell them, before recovery of their amortized cost basis.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2010 are as follows (in millions):

	Amortized
	Cost	Fair Value

Due in one year or less	$265.2	$265.1
Due after one year through two years	145.6	145.5

Total	$410.8	$410.6

8.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

The following financial assets and liabilities are recorded at fair value on a recurring basis as of December 31, 2010 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets

Available-for-sale securities

Corporate debt securities	$203.8	$–	$203.8	$–

U.S. government and agency debt securities	47.9	–	47.9	–

Municipal bonds	1.1	–	1.1	–

Foreign government debt securities	10.3	–	10.3	–

Commercial paper	16.1	–	16.1	–

Certificates of deposit	131.4	–	131.4	–

Total available-for-sale securities	410.6	–	410.6	–

Derivatives, current and long-term

Foreign currency forward contracts and options	34.5	–	34.5	–

Interest rate swaps	1.5	–	1.5	–

	$446.6	$–	$446.6	$–

Liabilities

Derivatives, current and long-term

Foreign currency forward contracts and options	$40.0	$–	$40.0	$–

	$40.0	$–	$40.0	$–

The following financial assets and liabilities are recorded at fair value on a recurring basis as of December 31, 2009 (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active
		Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets

Available-for-sale securities

Certificates of deposit	$66.4	$–	$66.4	$–

Total available-for-sale securities	66.4	–	66.4	–

Derivatives, current and non-current	12.4	–	12.4	–

	$78.8	$–	$78.8	$–

Liabilities

Derivatives, current and non-current	$32.7	$–	$32.7	$–

	$32.7	$–	$32.7	$–

Available-for-sale securities are valued under a market approach using broker prices for identical assets in over-the-counter markets.

We value our foreign currency forward contracts and foreign currency options using a market approach based on foreign currency exchange rates obtained from active markets and perform an assessment of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps.

The following nonfinancial assets were measured at fair value on a nonrecurring basis during the year ended December 31, 2010 (in millions):

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Year Ended	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Losses

Goodwill	$137.0	$–	$–	$137.0	$204.0

	$137.0	$–	$–	$137.0	$204.0

The following nonfinancial assets were measured at fair value on a nonrecurring basis during the year ended December 31, 2009 (in millions):

		Fair Value Measurements Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Year Ended	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Losses

Goodwill	$342.9	$–	$–	$342.9	$73.0

	$342.9	$–	$–	$342.9	$73.0

In 2010, goodwill relating to our U.S. Spine reporting unit with a carrying amount of $341.0 million was written down to its implied fair value of $137.0 million, resulting in an impairment charge of $204.0 million. The implied fair value of goodwill equals the estimated fair value of a reporting unit

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

minus the fair value of the reporting unit’s net assets. In determining the implied fair value of the U.S. Spine reporting unit’s goodwill, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities. Fair value was determined using an equal weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the comparable transaction methodology, which uses valuation indicators determined from sales of other businesses that are similar to our U.S. Spine reporting unit. In estimating the future cash flows of the reporting unit, we utilized a combination of market and company specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles. Significant company specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any new products will have on revenues. Under the comparable transaction methodology, we took into consideration when the comparable transaction occurred and the differences that may exist due to changes in the economic environment. We also took into consideration differences between the comparable companies and our U.S. Spine reporting unit that could affect fair value, such as cash and debt levels.

The fair value of the reporting unit’s assets and liabilities was determined by using the same methods that are used in business combination purchase accounting. See Note 9 for further information regarding this goodwill impairment.

In 2009, the implied fair value of goodwill was determined using the same methodologies utilized in the 2010 valuation.

There were no other significant nonfinancial assets that were measured at fair value in the years ended December 31, 2010 and December 31, 2009.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 (in millions):

	Americas	Europe	Asia Pacific	Total

Balance at January 1, 2009
Goodwill	$1,540.3	$1,110.1	$124.4	$2,774.8
Accumulated impairment losses	–	–	–	–

	1,540.3	1,110.1	124.4	2,774.8
Change in fair value estimates of Abbott Spine related to:
Integration liability	1.0	4.2	0.3	5.5
Inventory	2.2	–	–	2.2
Income taxes	(1.9)	–	–	(1.9)
U.S. Spine reporting unit impairment	(73.0)	–	–	(73.0)
Other acquisitions	–	5.0	–	5.0
Currency translation	6.3	53.8	10.8	70.9

Balance at December 31, 2009
Goodwill	1,547.9	1,173.1	135.5	2,856.5
Accumulated impairment losses	(73.0)	–	–	(73.0)

	1,474.9	1,173.1	135.5	2,783.5
U.S. Spine reporting unit impairment	(204.0)	–	–	(204.0)
Other acquisitions	13.1	3.7	37.3	54.1
Currency translation	1.8	(69.7)	15.1	(52.8)

Balance at December 31, 2010
Goodwill	1,562.8	1,107.1	187.9	2,857.8
Accumulated impairment losses	(277.0)	–	–	(277.0)

	$1,285.8	$1,107.1	$187.9	$2,580.8

We conduct our annual impairment test in the fourth quarter of every year or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During our 2009 and 2010 annual impairment tests, it was determined that our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using an equal weighting of income and market approaches.

In the 2009 period, factors that contributed to the estimated fair value of the reporting unit being below its carrying value included a decrease in projected revenues related to the Dynesys Dynamic Stabilization System. This product line experienced increased competition and insurance reimbursement issues in 2009. We had been seeking approval from the FDA to market this product differently in the U.S., which would have enhanced its position in the market. However, in November 2009 an FDA advisory panel issued a non-approvable recommendation, increasing the uncertainty of the estimated future cash flows at that time. In addition to the Dynesys product, revenues from other products had been affected as we worked through the integration of the sales channel following the Abbott Spine acquisition.

In the first quarter of 2010, our U.S. Spine reporting unit results were below our expectations so we performed an impairment test using similar methodologies to those used in 2009. We determined at that time that goodwill was not

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

impaired. In the second and third quarters of 2010, we did not perform impairment tests because our revenues and underlying cash flows were in line with our estimates from the first quarter.

As we completed our annual impairment testing in the fourth quarter of 2010, factors in the broader U.S. spine marketplace as well as company specific factors contributed to a further decrease in the estimated fair value of the reporting unit. At the time of our 2009 impairment test, we estimated that the U.S. spine market was experiencing year-over-year revenue growth in the low double digits that would continue into the foreseeable future. Since the time of our 2009 test, year-over-year growth continued to decelerate and after multiple quarters of deceleration we estimated this may be a longer-term trend instead of a temporary phenomenon. In our fourth quarter 2010 impairment test, we concluded that year-over-year growth had fallen to the low to mid single digits which we estimate to be the trend in the near-term. A portion of this decrease has come from lower pricing as hospitals try to reduce their costs.

Another factor in the lower growth trend includes increased scrutiny from insurance companies and continued discussion in the healthcare community on whether certain spine procedures are necessary. As an example, late in the third quarter of 2010 in one state an insurer provided notice that starting January 1, 2011, the insurer will require prior review and certification that the patient has met specific clinical criteria before the procedure will be covered. While revenues from these procedures in this one state are not significant to our overall revenues, it has caused uncertainty on whether more insurers may take similar actions.

As discussed above, we believe such deceleration and uncertainty as to revenue growth have decreased the valuations of other spine companies in the U.S. market and thus has affected our estimated fair value of our U.S. Spine reporting unit.

In addition, following the FDA advisory panel decision in November 2009 we continued to evaluate our regulatory options for marketing the Dynesys product differently. In 2010, we concluded that obtaining regulatory approval would take more time and cost more money than originally expected. This conclusion has also contributed to the decrease in our estimated fair value of the reporting unit.

As a result, we recorded goodwill impairment charges of $204.0 million and $73.0 million during the years ended December 31, 2010 and 2009, respectively.

We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those five reporting units, the estimated fair value substantially exceeds its carrying value.

We will continue to monitor the fair value of our U.S. Spine reporting unit as well as our other five reporting units in our interim and annual reporting periods. If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) if we are not able to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates, which will impact our estimated fair values.

The components of identifiable intangible assets are as follows (in millions):

			Intellectual	Trademarks
	Core	Developed	Property	and Trade	Customer
	Technology	Technology	Rights	Names	Relationships	Other	Total

As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$511.5	$153.7	$36.8	$147.7	$70.0	$1,063.8
Accumulated amortization	(52.0)	(219.3)	(73.4)	(23.4)	(32.8)	(33.1)	(434.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	197.3	–	–	197.3

Total identifiable intangible assets	$92.1	$292.2	$80.3	$210.7	$114.9	$36.9	$827.1

As of December 31, 2009:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$499.1	$145.2	$34.7	$129.2	$51.5	$1,003.8
Accumulated amortization	(44.0)	(183.5)	(40.3)	(20.0)	(23.4)	(31.1)	(342.3)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	196.5	–	–	196.5

Total identifiable intangible assets	$100.1	$315.6	$104.9	$211.2	$105.8	$20.4	$858.0

The 2010 additions to developed technology, trademarks and trade names, and customer relationships intangible assets relate to our acquisitions of Montagne, Sodem and foreign-based distributors. The majority of the 2010 additions to other intangible assets relates to a distribution agreement.

We currently have and anticipate future product development efforts that may replace the current products that use our trademarks and trade names. While it is possible, it is not known if these new products will utilize these trademarks and trade names. If these new products do not

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

use these trademarks and trade names, these assets may be impaired.

Total amortization expense for finite-lived intangible assets was $92.3 million, $93.2 million and $59.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. For 2010, $33.1 million of amortization expense was recorded as part of cost of goods sold, with the remaining $59.2 million recorded as part of selling, general and administrative expenses. For 2009, $33.6 million of amortization expense was recorded as part of cost of goods sold, with the remaining $59.6 million recorded as part of selling, general and administrative expenses. For 2008, $6.7 million of amortization expense was recorded as part of cost of goods sold, with the remaining $52.6 million recorded as part of selling, general and administrative expenses. Estimated annual amortization expense for the years ending December 31, 2011 through 2015 is $89.4 million, $82.6 million, $75.7 million, $71.3 million and $63.7 million, respectively.

10.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities at December 31, 2010 and 2009 consist of the following (in millions):

	2010	2009

Other current liabilities:
License and service agreements	$108.5	$108.0
Certain claims accrual (Note 19)	42.5	42.5
Salaries, wages and benefits	118.1	95.7
Accrued liabilities	254.9	252.4

Total other current liabilities	$524.0	$498.6

Other long-term liabilities:
Long-term income tax payable	$113.5	$94.3
Certain claims accrual (Note 19)	90.3	29.4
Other long-term liabilities	180.2	204.8

Total other long-term liabilities	$384.0	$328.5

11.	DEBT

We had no short-term debt as of December 31, 2010 or 2009. Long-term debt as of December 31, 2010 and 2009 on our consolidated balance sheet consisted of the following (in millions):

	2010	2009

Senior Notes due 2019	$500.0	$500.0
Senior Notes due 2039	500.0	500.0
Debt discount	(1.2)	(1.2)
Interest rate swaps	1.5	–
Senior Credit Facility	141.8	128.8

Total long-term debt	$1,142.1	$1,127.6

In November 2009, we sold $500 million aggregate principal amount of our 4.625 percent Senior Notes due November 30, 2019 and $500 million aggregate principal amount of our 5.75 percent Senior Notes due November 30, 2039 (Senior Notes) in a public offering. Interest is payable on May 30 and November 30 of each year until maturity. We received net proceeds of approximately $998.8 million, net of an offering discount of $1.2 million. The Senior Notes carry an effective interest rate of 4.634 percent and 5.762 percent, respectively. The estimated fair value of our Senior Notes as of December 31, 2010 and 2009 was $1,022.0 million and $992.1 million, respectively.

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

In December 2010, we entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed rate obligations on our Senior Notes due 2019. We did not have any interest rate swap agreements outstanding as of December 31, 2009. See Note 13 for additional information regarding the interest rate swap agreements.

We have a five year $1,350 million senior credit agreement (Senior Credit Facility). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012. Available borrowings under the Senior Credit Facility at December 31, 2010 were $1,208.2 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2010. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Borrowings under the Senior Credit Facility at December 31, 2010 and 2009 were Japanese Yen-based borrowings.

We also have available uncommitted credit facilities totaling $77.8 million.

The weighted average interest rate for all borrowings was 3.9 percent at December 31, 2010. We paid $59.8 million, $17.0 million and $14.0 million in interest during 2010, 2009 and 2008, respectively.

12.	OTHER COMPREHENSIVE INCOME

Other comprehensive income items represent certain amounts that are reported as components of shareholders’ equity in our consolidated balance sheet, including foreign currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and pension liability adjustments.

Accumulated other comprehensive income at December 31, 2010 and 2009 consists of the following:

	2010	2009

Foreign currency translation	$394.8	$433.4
Foreign currency cash flow hedges	(4.0)	(14.0)
Unrealized loss on securities	(0.2)	(1.6)
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(69.6)	(59.2)

Accumulated other comprehensive income	$321.0	$358.6

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to certain market risks relating to our ongoing business operations, including foreign currency exchange rate risk, commodity price risk, interest rate risk and credit risk. We manage our exposure to these and other market risks through regular operating and financing activities. Currently, the only risks that we manage through the use of derivative instruments are interest rate risk and foreign currency exchange rate risk.

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

We use interest rate derivative instruments to manage our exposure to interest rate movements by converting fixed-rate debt into variable-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The objective of the instruments is to more closely align interest expense with interest income received on cash and cash equivalents. These derivative instruments are designated as fair value hedges under U.S. GAAP. Changes in the fair value of the derivative instrument are recorded in current earnings and are offset by gains or losses on the underlying debt instrument.

In December 2010, we entered into five nine-year fixed-to-variable interest rate swap agreements with notional amounts of $50 million each for a total notional amount of $250 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under our $500 million 4.625 percent Senior Notes due November 30, 2019. On the interest rate swap agreements outstanding as of December 31, 2010, we receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points. We did not have any interest rate swap agreements outstanding as of December 31, 2009.

Derivative instruments designated as fair value hedges had the following effects on our consolidated statement of earnings for the year ended December 31, 2010 (in millions):

	2010
	Gain on	Loss on
Income Statement Classification	Swaps	Borrowings

Interest and other income (expense), net	$1.5	$(1.5)

	$1.5	$(1.5)

We had no ineffective fair value hedging instruments during the year ended December 31, 2010.

Foreign Currency Exchange Rate Risk

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

Derivatives Designated as Cash Flow Hedges

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is reported in cost of products sold immediately. The net amount recognized in earnings during the years ended December 31, 2010, 2009 and 2008 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

For forward contracts and options outstanding at December 31, 2010, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2011 through June 2013. As of December 31, 2010, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.4 billion. As of December 31, 2010, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $212.1 million.

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings on a gross basis for the years ended December 31, 2010 and 2009 (in millions):

	Amount of			Amount of
	Gain/(Loss)			Gain/(Loss)
	Recognized			Reclassified From OCI
	in OCI			to Cost of Products Sold
Derivative Instrument	2010	2009	2008	2010	2009	2008

Foreign exchange forward contracts	$11.2	$(35.8)	$33.1	$7.3	$16.8	$(52.6)
Foreign exchange options	0.3	(2.0)	1.2	–	1.2	–

Total	$11.5	$(37.8)	$34.3	$7.3	$18.0	$(52.6)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2010, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $20.6 million, or $4.0 million after taxes, which is deferred in other comprehensive income, of which a loss of $6.4 million, or a gain of $2.4 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.0 billion to $1.4 billion per quarter.

The following gains/(losses) from these derivative instruments were recognized in cost of products sold on our consolidated statement of earnings (in millions):

	Year Ended December 31,
Derivative Instrument	2010	2009	2008

Foreign exchange forward contracts	$3.3	$(10.3)	$(2.2)

Total	$3.3	$(10.3)	$2.2

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation

As of December 31, 2010 and 2009, all derivative instruments designated as fair valued hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis as of December 31, 2010 and 2009 is as follows (in millions):

	2010		2009
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$32.2	Other current assets	$23.3
Foreign exchange options	Other current assets	0.4	Other current assets	–
Foreign exchange forward contracts	Other assets	11.6	Other assets	6.3
Foreign exchange options	Other assets	2.3	Other assets	–
Interest rate swaps	Other assets	1.5	Other assets	–

Total asset derivatives		$48.0		$29.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$37.6	Other current liabilities	$35.4
Foreign exchange forward contracts	Other long-term liabilities	14.4	Other long-term liabilities	14.5

Total liability derivatives		$52.0		$49.9

14.	RETIREMENT BENEFIT PLANS

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

Defined Benefit Plans

The components of net pension expense for the years ended December 31, 2010, 2009 and 2008 for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
	2010	2009	2008	2010	2009	2008

Service cost	$10.9	$12.3	$11.7	$14.6	$13.7	$12.1
Interest cost	11.5	10.6	9.7	6.7	6.8	7.3
Expected return on plan assets	(18.1)	(16.4)	(13.5)	(8.0)	(8.2)	(9.3)
Curtailment	–	0.4	–	–	–	–
Settlement	–	–	3.4	–	–	0.1
Amortization of prior service cost	(0.1)	0.1	0.1	(0.7)	(0.7)	(0.1)
Amortization of unrecognized actuarial loss	2.4	4.1	2.2	1.2	1.9	0.1

Net periodic benefit cost	$6.6	$11.1	$13.6	$13.8	$13.5	$10.2

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2010	2009	2008	2010	2009	2008

Discount rate	6.26%	5.79%	6.16%	3.19%	3.40%	3.60%
Rate of compensation increase	3.80%	3.84%	3.84%	2.63%	2.39%	3.06%
Expected long-term rate of return on plan assets	7.50%	7.75%	8.00%	4.12%	4.16%	4.64%

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

Changes in projected benefit obligations and plan assets, for the years ended December 31, 2010 and 2009 for our defined benefit retirement plans, were (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2010	2009	2010	2009

Projected benefit obligation – beginning of year	$187.6	$188.4	$197.3	$192.1
Service cost	10.9	12.3	14.6	13.7
Interest cost	11.5	10.6	6.7	6.8
Employee contributions	–	–	12.6	12.0
Benefits paid	(3.6)	(2.6)	(18.1)	(27.0)
Actuarial (gain) loss	20.7	(21.0)	0.2	(3.0)
Prior service cost	–	–	–	(5.0)
Curtailment	–	(0.1)	–	–
Translation loss	–	–	13.2	7.7

Projected benefit obligation – end of year	$227.1	$187.6	$226.5	$197.3

Plan assets at fair market value – beginning of year	$202.1	$138.5	$179.0	$163.7
Actual return on plan assets	23.2	25.8	6.8	11.0
Employer contributions	23.2	40.4	14.0	12.2
Employee contributions	–	–	12.6	12.0
Benefits paid	(3.6)	(2.6)	(18.1)	(27.0)
Translation gain	–	–	11.7	7.1

Plan assets at fair market value – end of year	$244.9	$202.1	$206.0	$179.0

Funded status	$17.8	$14.5	$(20.5)	$(18.3)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$27.0	$21.4	$3.0	$1.8
Short-term accrued benefit liability	(0.7)	(0.3)	–	–
Long-term accrued benefit liability	(8.5)	(6.6)	(23.5)	(20.1)

Net amount recognized	$17.8	$14.5	$(20.5)	$(18.3)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.6	$0.5	$(5.7)	$(5.8)
Unrecognized actuarial loss	79.5	66.2	33.5	30.8

Total amount recognized	$80.1	$66.7	$27.8	$25.0

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2011 (in millions):

	U.S. and
	Puerto Rico	Non-U.S.

Unrecognized prior service cost	$–	$(0.8)
Unrecognized actuarial loss	6.1	1.2

	$6.1	$0.4

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
	2010	2009	2008	2010	2009	2008

Discount rate	5.82%	6.26%	5.79%	2.82%	3.25%	3.34%
Rate of compensation increase	3.80%	3.80%	3.84%	2.61%	2.46%	3.03%

Plans with projected benefit obligations in excess of plan assets as of December 31, 2010 and 2009 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2010	2009	2010	2009

Projected benefit obligation	$9.2	$6.9	$200.7	$157.5
Plan assets at fair market value	–	–	177.3	137.7

Plans with accumulated benefit obligations in excess of plan assets as of December 31, 2010 and 2009 were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
	2010	2009	2010	2009

Accumulated benefit obligation	$6.1	$5.0	$167.2	$145.9
Plan assets at fair market value	–	–	154.1	133.8

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $182.1 million and $148.3 million as of December 31, 2010 and 2009, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $212.9 million and $186.6 million as of December 31, 2010 and 2009, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

	U.S. and
For the Years Ending December 31,	Puerto Rico	Non-U.S.

2011	$5.1	$15.3
2012	6.6	16.0
2013	7.3	15.4
2014	8.7	15.1
2015	9.9	16.1
2016-2020	73.7	82.4

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while avoiding risk. We have established target ranges of assets held by the plans of 45 to 50 percent for equity securities, 45 to 50 percent for debt securities and 5 to 10 percent in non-traditional investments. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans may be rebalanced quarterly based upon the target asset allocation of the plans.

In the U.S. and Puerto Rico, we maintain an investment policy statement that guides the investment allocation in the plans. The investment policy statement describes the target asset allocation positions described above. We have a benefits committee to monitor compliance with the investment policy statement and manage the general investment strategy and objectives of the plans. The benefits committee meets quarterly to review performance and to ensure that the current investment allocation is within the guidelines set forth in the investment policy statement.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

securities, 15 to 24 percent in real estate, 3 to 15 percent in cash funds and 0 to 12 percent in other funds.

The fair value of our U.S. and Puerto Rico pension plan assets as of December 31, 2010, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$0.8	$0.8	$–	$–

Equity securities:

U.S. large-cap	34.1	–	34.1	–

U.S. small-cap	12.3	–	12.3	–

International	43.8	–	43.8	–

Real estate	14.8	–	14.8	–

Commodity-linked mutual funds	25.7	–	25.7	–

Intermediate fixed income securities	113.4	–	113.4	–

Total	$244.9	$0.8	$244.1	$–

The fair value of our U.S. and Puerto Rico pension plan assets as of December 31, 2009, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$12.1	$12.1	$–	$–

Equity securities:

U.S. large-cap	67.6	–	67.6	–

U.S. small-cap	20.8	–	20.8	–

International	22.5	–	22.5	–

Intermediate fixed income securities	79.1	–	79.1	–

Total	$202.1	$12.1	$190.0	$–

The fair value of our non-U.S. pension plan assets as of December 31, 2010, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$14.3	$14.3	$–	$–

Equity securities:

Energy	2.0	2.0	–	–

Materials	1.6	1.6	–	–

Industrials	3.4	3.4	–	–

Consumer discretionary	2.5	2.5	–	–

Consumer staples	3.7	3.7	–	–

Healthcare	6.7	6.7	–	–

Financials	7.0	7.0	–	–

Information technology	2.8	2.8	–	–

Telecommunication services	1.0	1.0	–	–

Utilities	2.2	2.2	–	–

Other	27.1	24.2	2.9	–

Fixed income securities:

Government bonds	33.0	–	33.0	–

Corporate bonds	41.0	–	41.0	–

Asset-backed securities	7.4	–	7.4	–

Other debt	1.1	–	1.1	–

Other types of investments:

Mortgage loans	5.6	–	5.6	–

Insurance contracts	5.0	–	5.0	–

Other investments	7.1	–	7.1	–

Real estate	31.5	–	–	31.5

Total	$206.0	$71.4	$103.1	$31.5

The fair value of our non-U.S. pension plan assets as of December 31, 2009, by asset category are as follows (in millions):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$7.4	$7.4	$–	$–

Equity securities:

Energy	1.6	1.6	–	–

Materials	1.3	1.3	–	–

Industrials	3.0	3.0	–	–

Consumer discretionary	2.2	2.2	–	–

Consumer staples	3.5	3.5	–	–

Healthcare	6.3	6.3	–	–

Financials	5.7	5.7	–	–

Information technology	2.7	2.7	–	–

Telecommunication services	1.0	1.0	–	–

Utilities	1.4	1.4	–	–

Other	23.2	20.5	2.7	–

Fixed income securities:

Government bonds	29.5	–	29.5	–

Corporate bonds	36.9	–	36.9	–

Asset-backed securities	8.6	–	8.6	–

Other debt	0.9	–	0.9	–

Other types of investments:

Mortgage loans	5.0	–	5.0	–

Insurance contracts	5.1	–	5.1	–

Other investments	5.8	–	5.8	–

Real estate	27.9	–	–	27.9

Total	$179.0	$56.6	$94.5	$27.9

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2010 and 2009, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our non-U.S. pension plan assets measured at fair value that used significant unobservable inputs (Level 3):

December 31,
2010

Beginning Balance	27.9
Gains on assets sold	0.2
Change in fair value of assets	0.4
Net purchases and sales	0.6
Translation gain	2.4

Ending Balance	$31.5

We expect that we will have no legally required minimum funding requirements in 2011 for the qualified U.S. and Puerto Rico defined benefit retirement plans. We expect to voluntarily contribute between $35 million and $50 million to these plans during 2011. Contributions to non-U.S. defined benefit plans are estimated to be approximately $15 million in 2011. We do not expect the plan assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $24.4 million, $21.6 million and $17.1 million related to these plans for the years ended December 31, 2010, 2009 and 2008, respectively.

Postretirement Benefit Plans

During 2009, we amended the postretirement healthcare benefit plans for certain U.S. and Puerto Rico employees. Participants in the plans between the ages of 55 and 65 who were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plans, no benefits will be paid after January 1, 2010. Additionally, we contributed approximately $7 million to a Voluntary Employees’ Beneficiary Association (VEBA) trust to settle any future obligations. We recognized a curtailment gain and settlement loss related to these actions.

The components of net periodic expense for the years ended December 31, 2010, 2009 and 2008 for our unfunded postretirement benefit plans are as follows (in millions):

	2010	2009	2008

Service cost	$–	$0.8	$1.5
Interest cost	–	1.3	2.5
Amortization of prior service cost	–	(0.2)	(0.5)
Amortization of unrecognized actuarial loss	–	0.3	0.6
Settlement	–	3.2	–
Curtailment	–	(35.3)	–

Net periodic benefit cost	$–	$(29.9)	$4.1

We have not provided further disclosures related to these postretirement benefit plans as other than the curtailment gain and settlement loss in 2009 discussed above, these plans were not significant to our results of operations or financial position.

15.	INCOME TAXES

The components of earnings before taxes consist of the following (in millions):

For the Years Ended December 31,	2010	2009	2008

United States operations	$382.4	$489.7	$618.8
Foreign operations	477.8	508.5	503.0

Total	$860.2	$998.2	$1,121.8

The provision for income taxes consists of (in millions):

Current:
Federal	$235.3	$204.9	$136.0
State	19.5	23.3	27.3
Foreign	81.0	72.3	107.0

	335.8	300.5	270.3

Deferred:
Federal	(54.9)	(17.4)	31.6
State	(2.0)	(3.1)	(2.0)
Foreign	(15.6)	0.8	(27.6)

	(72.5)	(19.7)	2.0

Provision for income taxes	$263.3	$280.8	$272.3

Income taxes paid during 2010, 2009 and 2008 were $330.6 million, $268.5 million and $332.9 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

For the Years Ended December 31,	2010	2009	2008

U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.7	1.4	1.6
Tax impact of foreign operations, including foreign tax credits	(10.6)	(9.9)	(9.8)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(2.6)	(1.5)	(1.3)
R&D credit	(0.8)	(0.3)	(0.1)
2007 settlement (tax benefit)	–	–	(2.8)
In-process research and development charges	–	–	1.2
Goodwill impairment	8.3	2.6	–
Other	(0.4)	0.8	0.5

Effective income tax rate	30.6%	28.1%	24.3%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2016 and 2019.

During the third quarter of 2008, we reached an agreement with the U.S. Internal Revenue Service (IRS) confirming the deductibility of a portion of a payment we made to the U.S. government to settle certain claims and recorded a tax benefit of $31.7 million.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We have established valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit.

The components of deferred taxes consisted of the following (in millions):

December 31,	2010	2009

Deferred tax assets:
Inventory	$234.3	$204.1
Net operating loss carryover	22.0	37.5
Tax credit carryover	32.5	20.7
Accrued liabilities	91.3	78.3
Share-based compensation	85.4	71.1
Unremitted earnings of foreign subsidiaries	104.2	105.5
Other	59.2	49.9

Total deferred tax assets	628.9	567.1
Less: Valuation allowances	(39.9)	(37.3)

Total deferred tax assets after valuation	589.0	529.8

Deferred tax liabilities:
Fixed assets	$(101.7)	$(105.0)
Intangible assets	(151.9)	(162.7)
Accrued liabilities	(0.7)	(2.4)
Other	(1.0)	(1.5)

Total deferred tax liabilities	(255.3)	(271.6)

Total net deferred tax assets	$333.7	$258.2

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2010, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $14.6 million and $13.2 million at December 31, 2010 and 2009, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2010, these tax credit carryovers generally expire within a period of 1 to 10 years. We have established valuation allowances for certain tax credit carryovers in the amount of $17.5 million and $17.9 million at December 31, 2010 and 2009, respectively. The remaining valuation allowances of $7.8 million and $6.2 million at December 31, 2010 and 2009, respectively, relate primarily to potential capital losses. We have established valuation allowances related to certain business combination transactions through goodwill. These allowances were approximately $13.3 million and $14.5 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, we had an aggregate of approximately $2,191 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	2010	2009	2008

Balance at January 1	$150.4	$129.5	$135.2
Increases related to prior periods	23.1	32.9	12.1
Decreases related to prior periods	(6.1)	(26.7)	(32.0)
Increases related to current period	23.7	17.4	15.8
Decreases related to settlements with taxing authorities	(14.1)	(1.1)	(1.3)
Decreases related to lapse of statute of limitations	(9.0)	(1.6)	(0.3)

Balance at December 31	$168.0	$150.4	$129.5

Included in the balance of unrecognized tax benefits at December 31, 2010 are $112.2 million of tax benefits that, if recognized, would affect the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. We decreased interest and penalties by $5.8 million during 2010, and as of December 31, 2010, had recognized a liability for interest and penalties of $22.8 million. During 2009, we accrued interest and penalties of $5.7 million, and as of December 31, 2009, had recognized a liability for interest and penalties of $28.6 million. During 2008, we accrued interest and penalties of $3.3 million, and as of December 31, 2008, had recognized a liability for interest and penalties of $22.9 million.

We operate in multiple income tax jurisdictions both inside and outside the U.S. and are currently under audit in numerous federal, state and foreign jurisdictions. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

During the third quarter of 2009 we settled various tax matters with the IRS for all years prior to 2005. Our U.S. federal returns for years 2005 through 2007 are currently under IRS examination. In January 2011, the IRS issued a Notice of Proposed Adjustment (NOPA) for tax years 2006 and 2007. The NOPA relates to intercompany pricing between certain of our U.S. and foreign subsidiaries. We believe that we have followed applicable U.S. tax laws and will vigorously defend our income tax positions. However, the ultimate settlement with the IRS related to these proposed adjustments could have a material impact on our income tax expense and net earnings.

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

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2004 onward), Canada (2004 onward), France (2008 onward), Germany (2005 onward), Ireland (2008 onward), Italy (2006 onward), Japan (2004 onward), Korea (2005 onward), Puerto Rico (2005 onward), Singapore (2004 onward), Switzerland (2009 onward), and the United Kingdom (2009 onward).

16.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2010.

The numerator for both basic and diluted earnings per share is net earnings available to common stockholders. The denominator for basic earnings per share is the weighted average number of common shares outstanding during the period. The denominator for diluted earnings per share is weighted average shares outstanding adjusted for the effect of dilutive stock options and other equity awards. The following is a reconciliation of weighted average shares for the basic and diluted share computations for the years ended December 31 (in millions):

	2010	2009	2008

Weighted average shares outstanding for basic net earnings per share	200.0	215.0	227.3
Effect of dilutive stock options and other equity awards	1.1	0.8	1.0

Weighted average shares outstanding for diluted net earnings per share	201.1	215.8	228.3

For the year ended December 31, 2010, an average of 13.7 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2009 and 2008, an average of 14.3 million and 11.2 million options, respectively, were not included.

During 2010, we repurchased 9.1 million shares of our common stock at an average price of $55.26 per share for a total cash outlay of $505.6 million, including commissions. As of December 31, 2010, approximately $1.2 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

17.	SEGMENT DATA

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up, “Certain claims”, goodwill impairment, “Special items”, net curtailment and settlement and global operations and corporate functions. Global operations include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S. and Puerto Rico-based manufacturing operations and logistics and intangible amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S. and Puerto Rico-based manufacturing operations and logistics and corporate assets.

Net sales, segment operating profit and year-end assets are as follows (in millions):

	Net Sales			Operating Profit			Year-End Assets
	2010	2009	2008	2010	2009	2008	2010	2009

Americas	$2,431.6	$2,372.4	$2,353.9	$1,214.6	$1,168.7	$1,209.4	$2,578.0	$3,022.4
Europe	1,099.5	1,119.2	1,179.1	398.0	436.8	470.2	2,210.8	2,273.6
Asia Pacific	689.1	603.8	588.1	259.9	257.4	257.1	561.4	443.6

Net sales	$4,220.2	$4,095.4	$4,121.1

Share-based payment expense				(62.0)	(75.3)	(69.9)
Inventory step-up				(1.4)	(12.5)	(7.0)
Certain claims				(75.0)	(35.0)	(69.0)
Goodwill impairment				(204.0)	(73.0)	–
Special items				(34.7)	(75.3)	(68.5)
Net curtailment and settlement				–	32.1	–
Global operations and corporate functions				(578.7)	(605.1)	(632.3)	2,649.7	2,045.9

Operating profit				$916.7	$1,018.8	$1,090.0

Total assets							$7,999.9	$7,785.5

U.S. sales were $2,277.2 million, $2,237.5 million and $2,212.3 million for the years ended December 31, 2010, 2009 and 2008, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

	2010	2009	2008

Reconstructive
Knees	$1,789.9	$1,756.3	$1,763.1
Hips	1,262.3	1,228.5	1,279.4
Extremities	150.1	135.6	121.0

Total	3,202.3	3,120.4	3,163.5
Dental	219.0	204.7	227.5
Trauma	245.5	234.8	222.3
Spine	234.4	253.6	229.7
Surgical and other	319.0	281.9	278.1

Total	$4,220.2	$4,095.4	$4,121.1

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Long-lived tangible assets as of December 31, 2010 and 2009 are as follows (in millions):

	2010	2009

Americas	$841.5	$851.0
Europe	281.7	285.0
Asia Pacific	90.6	85.7

Total	$1,213.8	$1,221.7

The Americas long-lived tangible assets are located primarily in the U.S. Approximately $235.4 million of Europe long-lived tangible assets as of December 31, 2010 are located in Switzerland.

Capital expenditures by reportable segment for the years ended December 31, 2010, 2009 and 2008 were as follows (in millions):

	2010	2009	2008

Americas
Additions to other property, plant and equipment	$0.3	$0.6	$1.5
Europe
Additions to instruments	22.9	17.0	25.3
Additions to other property, plant and equipment	16.9	28.8	59.6
Asia Pacific
Additions to instruments	5.2	5.3	2.2
Additions to other property, plant and equipment	7.6	5.1	9.4
Global operations and corporate functions
Additions to instruments	164.4	101.4	210.4
Additions to other property, plant and equipment	54.4	70.6	179.5

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

Depreciation and amortization included in reportable segment profit for the years ended December 31, 2010, 2009 and 2008 was as follows (in millions):

	2010	2009	2008

Americas	$78.1	$86.4	$78.5
Europe	70.5	64.8	57.0
Asia Pacific	30.0	26.7	25.6
Global operations and corporate functions	161.6	159.5	114.0

	$340.2	$337.4	$275.1

18.	LEASES

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2010 were $44.6 million for 2011, $30.6 million for 2012, $19.4 million for 2013, $12.6 million for 2014, $10.5 million for 2015 and $25.0 million thereafter. Total rent expense for the years ended December 31, 2010, 2009 and 2008 aggregated $46.2 million, $43.5 million and $41.4 million, respectively.

19.	COMMITMENTS AND CONTINGENCIES

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

We recorded a provision of $69.0 million in 2008 as “Certain claims” on our statement of earnings representing our estimate of the Durom Cup-related claims we expected to be made for revision surgeries occurring within two years of the original surgery. In 2009, based on claims information received after our initial estimate, we increased our estimate of the number of claims for revision surgeries occurring within two years of the original surgery and, accordingly, increased the “Certain claims” provision by $35.0 million. In the second quarter of 2010, based on more recent claims information available and after consultation with an independent actuary, we revised our estimate to include all claims for revisions of original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. As a result, we increased the “Certain claims” provision by $75.0 million, for a total of $179.0 million.

For the years ended December 31, 2010, 2009 and 2008 we recorded $10.9 million, $24.6 million and $7.2 million, respectively, as part of our standard product liability accruals for worldwide claims relating to revisions of Durom Cup cases where the revisions had occurred, or were estimated to occur, more than two years after the original surgery. Beginning with the second quarter of 2010, any additional provisions for such

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

claims are recorded as part of the “Certain claims” accrual, as described above.

We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of December 31, 2010, we have recorded provisions totaling $6.0 million for such post-suspension claims.

Our estimate as of December 31, 2010 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $132.8 million, of which $42.5 million is classified as short-term in “Other current liabilities” and $90.3 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the average amount we pay per claim may differ from our estimates, which could result in further changes to the provision.

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. The trial court has not yet entered a judgment on the verdict. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. That motion is pending. If our post-trial motion is unsuccessful, we intend to appeal the verdict and will be required to post a bond for the verdict amount plus interest. We do not believe the facts and evidence support the jury’s verdict. We have not recorded any charge relating to this matter in our consolidated statement of earnings for the year ended December 31, 2010, because we believe we have strong arguments for reversing the jury verdict, either before the trial court or on appeal. As a result, we do not believe that it is probable that we have incurred a liability consistent with the verdict and we cannot reasonably estimate any loss that might eventually be incurred. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

Intellectual Property-Related Claims

We are subject to claims of patent infringement and other intellectual property-related claims and lawsuits in the ordinary course of our business. We maintain insurance, subject to self-insured retention requirements, for losses from these and other claims.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against U.S. Patent No. 6,818,020. The USPTO rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ’934, ’814 and ’308 patents. That motion was granted on January 13, 2010. On October 13, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling on the invalidity of the asserted claims of the ’934, ’814 and ’308 patents. On November 12, Howmedica filed a petition for a re-hearing en banc, which was denied on December 14, 2010. The case otherwise remains stayed pending the USPTO’s re-examination of the ’020 patent. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. We are continuing to provide information and cooperate fully with the SEC and the DOJ. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information to the SEC and DOJ relating to sales of our products by independent distributors in two South American countries. We cannot currently predict the outcome of the investigation or the impact of our voluntary disclosures to the authorities.

Putative Class Actions

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint related to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleged that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and the Durom Cup. The plaintiff sought unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleged the same claims and related to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. On December 1, 2009, the Court granted defendants’ motion to dismiss, without prejudice. On January 15, 2010, the plaintiff filed a motion for leave to amend the consolidated complaint. On January 28, 2011, the Court denied the plaintiff’s motion for leave to amend the consolidated complaint and dismissed the case. The plaintiff has 30 days to file a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in millions, except per share data)

	2010 Quarter Ended				2009 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec

Net sales	$1,062.8	$1,057.7	$965.0	$1,134.7	$992.6	$1,019.9	$975.6	$1,107.3
Gross profit	794.4	807.1	745.8	860.5	762.3	783.1	726.3	832.9
Net earnings of Zimmer Holdings, Inc.	205.4	165.5	191.1	34.9	202.2	210.1	149.9	155.2
Earnings per common share
Basic	1.01	0.82	0.96	0.18	0.91	0.98	0.70	0.74
Diluted	1.01	0.82	0.96	0.18	0.91	0.98	0.70	0.74

In the fourth quarter of 2010, we recorded certain adjustments related to prior periods that reduced net earnings by $5.0 million. The adjustments increased operating expenses by $2.9 million and increased the provision for income taxes by $2.1 million. We assessed the effects of these adjustments had they been made in prior periods to be immaterial.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

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

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2010, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in our definitive Proxy Statement for the annual meeting of stockholders to be held on May 2, 2011 (the “2011 Proxy Statement”). Information about our Audit Committee is incorporated by reference from the section entitled “Committees of the Board” in our 2011 Proxy Statement. Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference from the section entitled “Corporate Governance — Nominations for Directors” in our 2011 Proxy Statement. Information regarding our executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers.” Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2011 Proxy Statement.

We have adopted the Zimmer Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available in the Investor Relations section of our website, which may be accessed from our homepage at www.zimmer.com or directly at http://investor.zimmer.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of that amendment in the Investor Relations section of our website.

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Committees of the Board” and “Executive Compensation” in our 2011 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2011 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” in our 2011 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the sections entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm” in “Proposal No. 4” of our 2011 Proxy Statement.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1. Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

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

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zimmer Holdings, Inc.

By:	/s/ David C. Dvorak
David C. Dvorak
President and Chief Executive Officer

Dated: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2011

/s/ James T. Crines James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2011

/s/ Derek M. Davis Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2011

/s/ Betsy J. Bernard Betsy J. Bernard	Director	February 24, 2011

/s/ Marc N. Casper Marc N. Casper	Director	February 24, 2011

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 24, 2011

/s/ Robert A. Hagemann Robert A. Hagemann	Director	February 24, 2011

/s/ Arthur J. Higgins Arthur J. Higgins	Director	February 24, 2011

/s/ John L. McGoldrick John L. McGoldrick	Director	February 24, 2011

/s/ Cecil B. Pickett, Ph.D. Cecil B. Pickett, Ph.D.	Director	February 24, 2011

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No		Description

3.1		Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2		Restated By-Laws of Zimmer Holdings, Inc. effective May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2008)
4.1		Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)
4.2		Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the form filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed November 12, 2009)
4.3		First Supplemental Indenture to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2009)
4.4		Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5		Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
10	.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10	.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10	.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10	.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10	.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.7*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10	.8*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.9*	Form of Change in Control Severance Agreement with Jeffery A. McCaulley and Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.10*	Form of Change in Control Severance Agreement with Jeffrey B. Paulsen (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)
10	.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.12		Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10	.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009)
10	.16*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No		Description

10	.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10	.18*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10	.19*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10	.20*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10	.21*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10	.22*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10	.23*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.24*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.25*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10	.26*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
10	.27*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10	.28*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10	.29*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10	.30*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10	.31*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10	.32*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10	.33*	Form of Restricted Stock Unit Award Letter (five-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10	.34*	Summary Compensation Sheet
10.35		$1,350,000,000 Amended and Restated Credit Agreement dated as of November 30, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007)
10.36		Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Index to Exhibits (Continued)

Exhibit No		Description

10.36		Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
21		List of Subsidiaries of Zimmer Holdings, Inc.
23		Consent of PricewaterhouseCoopers LLP
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

ZIMMER HOLDINGS, INC.	2010 FORM 10-K ANNUAL REPORT

Valuation and Qualifying Accounts	Schedule II

	(in millions)

		Additions
	Balance at	Charged		Effects of		Balance at
	Beginning	(Credited)	Deductions	Foreign	Acquired	End of
Description	of Period	to Expense	to Reserve	Currency	Allowances	Period

Doubtful Accounts:
Year Ended December 31, 2008	$21.7	$(0.5)	$(1.9)	$(1.2)	$1.9	$20.0
Year Ended December 31, 2009	20.0	0.1	(1.8)	0.5	–	18.8
Year Ended December 31, 2010	18.8	(1.0)	(3.1)	(0.6)	0.3	14.4

Excess and Obsolete Inventory:
Year Ended December 31, 2008	$143.7	$66.5	$(23.1)	$(2.6)	$15.1	$199.6
Year Ended December 31, 2009	199.6	81.7	(33.5)	7.3	–	255.1
Year Ended December 31, 2010	255.1	45.8	(42.2)	7.4	2.3	268.4

Excess and Obsolete Instruments:
Year Ended December 31, 2008	$31.7	$5.6	$(2.9)	$0.3	$2.4	$37.1
Year Ended December 31, 2009	37.1	22.7	(6.5)	0.5	–	53.8
Year Ended December 31, 2010	53.8	12.1	(3.6)	0.7	–	63.0