Form 10-Q
period 2011-03-31
ZIMMER HOLDINGS INC
filed 2011-05-05
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 25, 2011, 191,961,030 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2011

		Page

Part I — Financial Information
Item 1.	Financial Statements
	Consolidated Statements of Earnings for the Three Months Ended March 31, 2011 and 2010	3
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	5
	Notes to Interim Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

	Part II — Other Information
	There is no information required to be reported under any items except those indicated below.
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
Signatures		32
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net Sales	$1,115.6	$1,062.8
Cost of products sold	279.0	268.4

Gross Profit	836.6	794.4

Research and development	55.6	50.5
Selling, general and administrative	458.3	447.2
Special items (Note 2)	25.5	2.6

Operating expenses	539.4	500.3

Operating Profit	297.2	294.1
Interest expense, net	11.0	14.6

Earnings before income taxes	286.2	279.5
Provision for income taxes	77.3	74.1

Net Earnings of Zimmer Holdings, Inc.	$208.9	$205.4

Earnings Per Common Share
Basic	$1.08	$1.01
Diluted	$1.08	$1.01
Weighted Average Common Shares Outstanding
Basic	192.6	203.0
Diluted	193.8	204.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In millions, unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$575.6	$668.9
Short-term investments	290.6	265.1
Accounts receivable, less allowance for doubtful accounts	876.3	775.9
Inventories, net	958.4	936.4
Prepaid expenses and other current assets	104.1	127.7
Deferred income taxes	225.7	235.7

Total Current Assets	3,030.7	3,009.7
Property, plant and equipment, net	1,218.3	1,213.8
Goodwill	2,676.9	2,580.8
Intangible assets, net	830.4	827.1
Other assets	361.4	368.5

Total Assets	$8,117.7	$7,999.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$127.3	$129.6
Income taxes	24.0	48.9
Other current liabilities	562.1	524.0

Total Current Liabilities	713.4	702.5
Other long-term liabilities	399.8	384.0
Long-term debt	1,140.2	1,142.1

Total Liabilities	2,253.4	2,228.6

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 255.2 million (254.6 million in 2010) issued	2.5	2.5
Paid-in capital	3,325.0	3,293.5
Retained earnings	5,908.3	5,699.4
Accumulated other comprehensive income	409.7	321.0
Treasury stock, 63.2 million shares (59.0 million shares in 2010)	(3,781.2)	(3,545.1)

Total Stockholders’ Equity	5,864.3	5,771.3

Total Liabilities and Stockholders’ Equity	$8,117.7	$7,999.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Three Months
	Ended March 31,
	2011	2010

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$208.9	$205.4
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	86.1	84.9
Share-based compensation	14.3	12.7
Income tax benefit from stock option exercises	6.2	1.7
Excess income tax benefit from stock option exercises	(2.4)	(0.7)
Inventory step-up	4.4	1.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	18.1	2.3
Receivables	(70.5)	(32.5)
Inventories	(13.8)	17.2
Accounts payable and accrued expenses	(23.0)	(37.1)
Other assets and liabilities	(46.1)	4.3

Net cash provided by operating activities	182.2	259.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(46.3)	(39.3)
Additions to other property, plant and equipment	(17.1)	(11.6)
Purchases of investments	(65.3)	(4.0)
Sales of investments	75.0	20.0
Investments in other assets	(13.2)	(2.9)

Net cash used in investing activities	(66.9)	(37.8)

Cash flows provided by (used in) financing activities:
Net proceeds under revolving credit facilities	0.2	—
Proceeds from employee stock compensation plans	17.0	4.9
Excess income tax benefit from stock option exercises	2.4	0.7
Repurchase of common stock	(236.1)	(93.5)

Net cash used in financing activities	(216.5)	(87.9)

Effect of exchange rates on cash and cash equivalents	7.9	(4.3)

Increase (decrease) in cash and cash equivalents	(93.3)	129.5
Cash and cash equivalents, beginning of year	668.9	691.7

Cash and cash equivalents, end of period	$575.6	$821.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In our opinion, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Special Items — We recognize expenses resulting directly from our business combinations and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Impairment of assets	$2.5	$0.4
Consulting and professional fees	3.5	1.0
Employee severance and retention	16.2	(0.1)
Information technology integration	—	0.1
Facility and employee relocation	0.3	—
Distributor acquisitions	0.6	—
Certain litigation matters	0.1	(0.8)
Contract terminations	1.0	2.0
Other	1.3	—

Special items	$25.5	$2.6

In the first quarter of 2011 we terminated certain employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 450 employees from across the globe were affected by these actions. As a result, we incurred expenses related to severance benefits, share-based compensation acceleration and other employee termination-related costs. The vast majority of these termination benefits were provided in accordance with our existing or local government polices and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs have been paid or will be paid by the end of 2011.

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

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months
	Ended
	March 31,
	2011	2010
	(In millions)

Net earnings of Zimmer Holdings, Inc.	$208.9	$205.4
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	130.7	(82.4)
Unrealized cash flow hedge gains/(losses), net of tax	(47.3)	28.7
Reclassification adjustments on foreign currency hedges, net of tax	4.4	(0.9)
Unrealized gains on securities, net of tax	0.2	—
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.7	0.9

Total Other Comprehensive Gain/(Loss)	88.7	(53.7)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$297.6	$151.7

4.	Inventories

	March 31,	December 31,
	2011	2010
	(In millions)

Finished goods	$772.0	$757.3
Work in progress	54.9	47.0
Raw materials	131.5	132.1

Inventories, net	$958.4	$936.4

5.	Property, Plant and Equipment

	March 31,	December 31,
	2011	2010
	(In millions)

Land	$22.3	$22.0
Buildings and equipment	1,185.0	1,162.0
Capitalized software costs	175.4	172.0
Instruments	1,412.0	1,365.6
Construction in progress	65.2	66.5

	2,859.9	2,788.1
Accumulated depreciation	(1,641.6)	(1,574.3)

Property, plant and equipment, net	$1,218.3	$1,213.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair Value

As of March 31, 2011
Corporate debt securities	$214.8	$0.1	$(0.1)	$214.8
U.S. government and agency debt securities	38.5	—	—	38.5
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	7.6	—	—	7.6
Commercial paper	16.1	—	—	16.1
Certificates of deposit	119.3	0.1	—	119.4

Total short and long-term investments	$397.3	$0.2	$(0.1)	$397.4

As of December 31, 2010
Corporate debt securities	$203.9	$0.1	$(0.2)	$203.8
U.S. government and agency debt securities	47.9	—	—	47.9
Municipal bonds	1.1	—	—	1.1
Foreign government debt securities	10.3	—	—	10.3
Commercial paper	16.1	—	—	16.1
Certificates of deposit	131.5	—	(0.1)	131.4

Total short and long-term investments	$410.8	$0.1	$(0.3)	$410.6

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	As of March 31, 2011		As of December 31, 2010
		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses

Corporate debt securities	$83.9	$(0.1)	$126.1	$(0.2)
Certificates of deposit	—	—	50.6	(0.1)

Total	$83.9	$(0.1)	$176.7	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 55 securities were in an unrealized loss position as of March 31, 2011.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of March 31, 2011 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	As of March 31, 2011
	Amortized
	Cost	Fair Value

Due in one year or less	$290.5	$290.6
Due after one year through two years	106.8	106.8

Total	$397.3	$397.4

7.	Other Current Liabilities

	March 31,	December 31,
	2011	2010
	(In millions)

Other current liabilities:
Salaries, wages and benefits	$82.6	$118.1
Fair value of derivatives	40.9	29.4
Accrued liabilities	438.6	376.5

Total other current liabilities	$562.1	$524.0

8.	Debt

We had no short-term debt as of March 31, 2011 or December 31, 2010. Long-term debt as of March 31, 2011 and December 31, 2010 on our consolidated balance sheet consisted of the following (in millions):

	March 31,	December 31,
	2011	2010

Senior Notes due 2019	$500.0	$500.0
Senior Notes due 2039	500.0	500.0
Debt discount	(1.2)	(1.2)
Interest rate swaps	(1.6)	1.5
Senior Credit Facility	143.0	141.8

Total long-term debt	$1,140.2	$1,142.1

The estimated fair value of our Senior Notes as of March 31, 2011, based on quoted prices for the specific securities from transactions in over-the-counter markets, was $1,029.0 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2011
		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Corporate debt securities	$214.8	$—	$214.8	$—
U.S. government and agency debt securities	38.5	—	38.5	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	7.6	—	7.6	—
Commercial paper	16.1	—	16.1	—
Certificates of deposit	119.4	—	119.4	—

Total available-for-sale securities	397.4	—	397.4	—
Derivatives, current and long-term
Foreign currency forward contracts and options	5.0	—	5.0	—
Interest rate swaps	0.2	—	0.2	—

	$402.6	$—	$402.6	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$60.9	$—	$60.9	$—
Interest rate swaps	1.8	—	1.8	—
Cross-currency interest rate swaps	2.0	—	2.0	—

	$64.7	$—	$64.7	$—

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Corporate debt securities	$203.8	$—	$203.8	$—
U.S. government and agency debt securities	47.9	—	47.9	—
Municipal bonds	1.1	—	1.1	—
Foreign government debt securities	10.3	—	10.3	—
Commercial paper	16.1	—	16.1	—
Certificates of deposit	131.4	—	131.4	—

Total available-for-sale securities	410.6	—	410.6	—
Derivatives, current and long-term
Foreign currency forward contracts and options	34.5	—	34.5	—
Interest rate swaps	1.5	—	1.5	—

	$446.6	$—	$446.6	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$40.0	$—	$40.0	$—

	$40.0	$—	$40.0	$—

We value our available-for-sale securities using a market approach based on broker prices for identical assets in over-the-counter markets.

We value our foreign currency forward contracts and foreign currency options using a market approach based on foreign currency exchange rates obtained from active markets and perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps.

We value our cross-currency interest rate swaps using a market approach based upon publicly available market yield curves, foreign currency exchange rates obtained from active markets and the terms of our swaps. We also perform ongoing assessments of counterparty credit risk.

10.	Derivative Instruments and Hedging Activities

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

We use interest rate derivative instruments to manage our exposure to interest rate movements by converting fixed-rate debt into variable-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The objective of the instruments is to more closely align interest expense with interest income received on cash and cash equivalents. These derivative instruments are designated as fair value hedges under U.S. generally accepted accounting principles (GAAP). Changes in the fair value of the derivative instrument are recorded in current earnings and are offset by gains or losses on the underlying debt instrument.

In 2010, we entered into multiple nine-year fixed-to-variable interest rate swap agreements with a total notional amount of $250 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation under our $500 million 4.625 percent Senior Notes due November 30, 2019. We receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points on these interest rate swap agreements.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately reported in cost of products sold.

For forward contracts and options outstanding at March 31, 2011, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from April 2011 through June 2013. As of March 31, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.4 billion. As of March 31, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $186.2 million.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.4 billion to $1.7 billion per quarter.

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In 2011, our Japan subsidiary, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our Senior Credit Facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we have entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps is temporarily recorded in other comprehensive income and then recognized in interest expense, net when the hedged item affects net earnings. We pay a fixed interest rate of 0.1 percent and receive variable interest equal to the three-month LIBOR plus 18.5 basis points on these cross-currency interest rate swap agreements.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statement of earnings (in millions):

		Loss on		Gain on
		Instrument		Hedged Item
		Three Months Ended		Three Months Ended
	Location on	March 31,		March 31,
Derivative Instrument	Statement of Earnings	2011	2010	2011	2010

Interest rate swaps	Interest expense, net	$(3.1)	$—	$3.1	$—

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2011 and 2010.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings (in millions):

	Amount of			Amount of
	Gain/(Loss)			Gain/(Loss)
	Recognized in OCI			Reclassified from OCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2011	2010	Statement of Earnings	2011	2010

Foreign exchange forward contracts	$(58.1)	$30.6	Cost of products sold	$(5.2)	$(0.4)
Foreign exchange options	0.9	—	Cost of products sold	—	—
Cross-currency interest rate swaps	1.0	—	Interest expense, net	(3.0)	—

	$(56.2)	$30.6		$(8.2)	$(0.4)

The net amount recognized in earnings during the three month periods ended March 31, 2011 and 2010 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2011, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $72.5 million, or $47.0 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $39.5 million, or $25.3 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statement of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statement of Earnings	2011	2010

Foreign exchange forward contracts	Cost of products sold	$(15.0)	$7.2

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2011 and December 31, 2010, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$23.7	Other current assets	$32.2
Foreign exchange options	Other current assets	0.8	Other current assets	0.4
Foreign exchange forward contracts	Other assets	6.0	Other assets	11.6
Foreign exchange options	Other assets	3.0	Other assets	2.3
Interest rate swaps	Other assets	0.2	Other assets	1.5

Total asset derivatives		$33.7		$48.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$60.9	Other current liabilities	$37.6
Cross-currency interest rate swaps	Other current liabilities	2.0	Other current liabilities	—
Foreign exchange forward contracts	Other long-term liabilities	28.5	Other long-term liabilities	14.4
Interest rate swaps	Other long-term liabilities	1.8	Other long-term liabilities	—

Total liability derivatives		$93.2		$52.0

11.	Income Taxes

We operate in multiple income tax jurisdictions both inside and outside the United States and are currently under audit in numerous federal, state and foreign jurisdictions. Accordingly, we expect that the net amount of tax liability for unrecognized tax benefits will change in the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. We anticipate changes in unrecognized tax benefits during 2011 due to the expected conclusion of multiple tax examinations and statutes of limitations expirations. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

One such examination relates to our U.S. federal returns for years 2005 through 2007. In January 2011, the IRS issued a Notice of Proposed Adjustment (NOPA) for tax years 2006 and 2007. The NOPA relates to intercompany pricing between certain of our U.S. and foreign subsidiaries. We believe that we have followed applicable U.S. tax laws and will vigorously defend our income tax positions. However, the ultimate outcome related to these proposed adjustments could have a material impact on our income tax expense and net earnings.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net pension expense for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Service cost	$6.9	$6.3
Interest cost	5.0	4.6
Expected return on plan assets	(7.8)	(6.5)
Amortization of prior service cost	(0.2)	(0.1)
Amortization of unrecognized actuarial loss	1.9	0.9

Net periodic benefit cost	$5.8	$5.2

We contributed $36.5 million during the three month period ended March 31, 2011 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2011. We contributed $3.8 million to our foreign-based defined benefit plans in the three month period ended March 31, 2011 and expect to contribute approximately $11 million to these foreign-based plans during the remainder of 2011.

13.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Weighted average shares outstanding for basic net earnings per share	192.6	203.0
Effect of dilutive stock options and other equity awards	1.2	1.2

Weighted average shares outstanding for diluted net earnings per share	193.8	204.2

During the three month period ended March 31, 2011, an average of 12.7 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three month period ended March 31, 2010, an average of 12.8 million options were not included in the computation.

In the three month period ended March 31, 2011, we repurchased 4.2 million shares of our common stock at an average price of $55.83 per share for a total cash outlay of $236.1 million, including commissions. As of March 31, 2011, approximately $1.0 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

14.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services which generate revenues that are less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up, “Certain claims”, goodwill impairment, “Special items” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S. and Puerto Rico-based manufacturing operations and logistics and intangible amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	March 31,		March 31,
	2011	2010	2011	2010

Americas	$629.7	$615.7	$311.4	$306.8
Europe	299.2	286.1	110.8	104.8
Asia Pacific	186.7	161.0	73.9	61.1

Total	$1,115.6	$1,062.8

Share-based compensation			(14.3)	(12.7)
Inventory step-up			(4.4)	(1.3)
Special items			(25.5)	(2.6)
Global operations and corporate functions			(154.7)	(162.0)

Operating profit			$297.2	$294.1

Net sales by product category are as follows (in millions):

	Three Months
	Ended
	March 31,
	2011	2010

Reconstructive
Knees	$462.2	$460.4
Hips	337.3	315.7
Extremities	42.9	38.4

Total	842.4	814.5
Dental	62.4	51.7
Trauma	70.1	60.4
Spine	56.9	60.0
Surgical and other	83.8	76.2

Total	$1,115.6	$1,062.8

15.	Commitments and Contingencies

Product Liability and Related Claims

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

We recorded a provision of $69.0 million in 2008 as “Certain claims” on our statement of earnings, representing our estimate of the Durom Cup-related claims we expected to be made for revision surgeries occurring within two years of the original surgery. In 2009, based on claims information received after our initial estimate, we increased our estimate of the number of claims for revision surgeries occurring within two years of the original surgery and, accordingly, increased the “Certain claims” provision by $35.0 million. In the second quarter of 2010, based on more recent claims information available and after consultation with an independent actuary, we revised our estimate to include all claims for revisions of original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. As a result, we increased the “Certain claims” provision by $75.0 million, for a total of $179.0 million. We have not recorded any adjustments to the provision since the second quarter of 2010.

From 2008 through March 31, 2010, we recorded $42.7 million as part of our standard product liability accruals for worldwide claims relating to revisions of Durom Cup cases where the revisions had occurred, or were estimated to occur, more than two years after the original surgery. Of this amount, $10.9 million was recorded in the three month period ended March 31, 2010. Beginning with the second quarter of 2010, any additional provisions for such claims are recorded as part of the “Certain claims” accrual, as described above. We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of March 31, 2011, we have recorded cumulative provisions totaling $7.0 million for such post-suspension claims.

Our estimate as of March 31, 2011 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $124.4 million, of which $42.5 million is classified as short-term in “Other current liabilities” and $81.9 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. We cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. The trial court has not yet entered a judgment on the verdict. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. That motion is pending. If our post-trial motion is unsuccessful, we intend to appeal the verdict and will be required to post a bond for the verdict amount plus interest. We do not believe the facts and evidence support the jury’s verdict. We did not record any charge relating to this matter in our consolidated

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statement of earnings for the year ended December 31, 2010 and we have not recorded any such charge in our consolidated statement of earnings for the quarter ended March 31, 2011, because we believe we have strong arguments for reversing the jury verdict, either before the trial court or on appeal. As a result, we do not believe that it is probable that we have incurred a liability consistent with the verdict and we cannot reasonably estimate any loss that might eventually be incurred. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

Intellectual Property-Related Claims

We are subject to claims of patent infringement and other intellectual property-related claims and lawsuits in the ordinary course of our business.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against U.S. Patent No. 6,818,020. The USPTO rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ‘934, ‘814 and ‘308 patents. That motion was granted on January 13, 2010. On October 13, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling on the invalidity of the asserted claims of the ‘934, ‘814 and ‘308 patents. On November 12, 2010, Howmedica filed a petition for a re-hearing en banc, which was denied on December 14, 2010. On March 14, 2011, Howmedica filed a Petition for Writ of Certiorari in the U.S. Supreme Court seeking review of the Federal Circuit decision. The case otherwise remains stayed pending the USPTO’s re-examination of the ‘020 patent. We continue to believe that our defenses against infringement are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information to the SEC and DOJ relating to sales of our products by independent distributors in two South American countries. In the first quarter of 2011, we received a subpoena from the SEC seeking documents and other records pertaining to our business activities in substantially all countries in the Asia Pacific region where we operate. We are in the process of responding to the subpoena. We cannot currently predict the outcome of this investigation.

Putative Class Actions

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint related to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleged that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and the Durom Cup. The plaintiff sought unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleged the same claims and related to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. On December 1, 2009, the Court granted defendants’ motion to dismiss, without prejudice. On January 15, 2010, the plaintiff filed a motion for leave to amend the consolidated complaint. On January 28, 2011, the Court denied the plaintiff’s motion for leave to amend the consolidated complaint and dismissed the case. On February 25, 2011, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2011 and our expected results for the remainder of 2011.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of year-over-year sales growth during the three month period ended March 31, 2011, which is consistent with the three month period ended March 31, 2010, as well as the three month period ended December 31, 2010.

Long-term indicators still point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Prolong® Highly Crosslinked Polyethylene, Trabecular Metaltm Technology products, hip stems with Kinectiv® Technology, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 1 percent on year-over-year sales growth during the three month period ended March 31, 2011, which is consistent with the three month period ended March 31, 2010, as well as the three month period ended December 31, 2010. Selling prices in the Americas had a negative effect of 1 percent on sales growth in that operating segment during the three month period ended March 31, 2011. Europe selling prices had a positive effect of 1 percent on sales growth in that operating segment during the three month period ended March 31, 2011. Primarily due to the bi-annual pricing adjustments in Japan that went into effect on April 1, 2010, Asia Pacific selling prices had a negative effect of 3 percent on sales growth in that operating segment during the three month period ended March 31, 2011. As these pricing adjustments will anniversary out starting April 1, 2011, we expect better pricing comparisons on a year-over-year basis for the rest of the year in the Asia Pacific operating segment. We continue to expect selling prices will be down approximately 1 to 2 percent on a global basis for 2011 largely due to governmental healthcare cost containment efforts and continuing pricing pressure from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2011, foreign currency exchange rates resulted in a 2 percent increase in sales. Assuming currency rates remain at March 31, 2011 rates, for the year ending December 31, 2011, we estimate that an overall weaker U.S. Dollar versus foreign currency exchange rates will have a positive effect of approximately 3 percent on sales. We seek to mitigate currency risk through regular operating and financing activities and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Japan Earthquake and Tsunami Impact

We expect that these natural disasters will have some impact on elective hospital procedures throughout 2011. However, it is difficult to predict with certainty exactly how much this impact will be. In addition to the disruptions that occurred immediately following the natural disasters, there may be temporary disruptions to elective hospital procedures caused by energy conservation measures. Our 2011 outlook currently contemplates up to a 10 percent decrease in Japan’s full year net sales in 2011 relative to our previous expectations. In the year ended December 31, 2010, the Japan market represented a little less than 10 percent of our consolidated net sales. Therefore, we estimate the negative impact to our consolidated net sales for the full year 2011 could be approximately 1 percent relative to our expectations before the natural disasters. We believe the negative impact to elective hospital procedures will be temporary and improve as the infrastructure is restored.

2011 Outlook

We estimate our sales will grow between 5 and 7 percent for the full year in 2011. Such sales growth assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed previously, we expect pricing to have a negative effect on sales growth of 1 to 2 percent, and foreign currency exchange rates to have a positive effect on sales growth of approximately 3 percent based upon March 31, 2011 rates.

Assuming currencies remain at March 31, 2011 rates, we expect our gross margin to be approximately 75 percent of sales in 2011. This takes into account anticipated losses from foreign currency hedge contracts resulting from relative weakness in the U.S. Dollar. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be between 40 and 41 percent as we realize operational efficiencies from our global restructuring and transformation initiatives and leverage revenue growth.

We expect to incur $75 to $80 million of expenses in 2011 related to ongoing global restructuring and transformation initiatives. We also expect to incur an additional $15 to $20 million for certain integration costs connected with recent acquisitions. We anticipate recognizing some of the $90 to $100 million in cost of products sold and the majority in “Special items” on our statement of net earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

First Quarter Results of Operations

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume/		Foreign
	2011	2010	% Inc	Mix	Price	Exchange

Americas	$629.7	$615.7	2%	3%	(1)%	—%
Europe	299.2	286.1	5	3	1	1
Asia Pacific	186.7	161.0	16	10	(3)	9

Total	$1,115.6	$1,062.8	5	4	(1)	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,		% Inc	Volume/		Foreign
	2011	2010	(Dec)	Mix	Price	Exchange

Reconstructive
Knees	$462.2	$460.4	—%	1%	(2)%	1%
Hips	337.3	315.7	7	7	(2)	2
Extremities	42.9	38.4	12	11	—	1

Total	842.4	814.5	3	4	(2)	1

Dental	62.4	51.7	21	11	10	—
Trauma	70.1	60.4	16	13	1	2
Spine	56.9	60.0	(5)	(4)	(2)	1
Surgical and other	83.8	76.2	10	7	—	3

Total	$1,115.6	$1,062.8	5	4	(1)	2

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2011	2010	% Inc (Dec)

Reconstructive
Knees
Americas	$277.8	$286.2	(3	) %
Europe	117.2	113.6	3
Asia Pacific	67.2	60.6	11
Hips
Americas	154.6	146.8	5
Europe	114.2	111.8	2
Asia Pacific	68.5	57.1	20
Extremities
Americas	33.2	29.6	12
Europe	6.8	6.5	6
Asia Pacific	2.9	2.3	25

Total	842.4	814.5	3

Dental
Americas	34.7	27.2	28
Europe	20.7	18.8	10
Asia Pacific	7.0	5.7	21
Trauma
Americas	37.0	32.6	14
Europe	14.1	11.8	19
Asia Pacific	19.0	16.0	18
Spine
Americas	38.8	44.0	(12)
Europe	13.8	12.9	6
Asia Pacific	4.3	3.1	41
Surgical and other
Americas	53.6	49.3	9
Europe	12.4	10.7	15
Asia Pacific	17.8	16.2	10

Total	$1,115.6	$1,062.8	5

Knees

Knee sales were flat in the three month period ended March 31, 2011 when compared to the same prior year period. We estimate that procedure volumes were likely flat to slightly positive on a global basis while pricing was negative. We believe procedure volumes will begin to rebound in the second half of 2011 as the market recovers from a cyclical downturn related to unemployment levels.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee® Flex System, led knee sales. In addition, sales of the Gender Solutions Patello Femoral Joint and Zimmer® Patient Specific Instruments exhibited growth. In Europe, changes in foreign currency exchange rates had a minimal effect on knee sales in the three month period ended March 31, 2011. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the three month period ended March 31, 2011 by 9 percent.

Hips

Hip sales increased 7 percent in the three month period ended March 31, 2011 when compared to the same prior year period. The increase was driven primarily by our Continuum® Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology. Additionally, negative publicity in the marketplace over the use of hip systems that use metal-on-metal technology may have contributed to an increase in sales of hip systems with alternative bearing surfaces. Metal-on-metal technology represents only a small portion of our hip sales. Therefore, our market share position may have benefited from customers using our hip systems instead of a competitor’s metal-on-metal system, or the competitor’s sales mix may have suffered as the metal-on-metal technology typically carries a premium price.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of the Continuum Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic Acetabular System and the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates had a minimal effect on hip sales in the three month period ended March 31, 2011. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the three month period ended March 31, 2011 by 10 percent.

Extremities

Extremities sales increased by 12 percent in the three month period ended March 31, 2011 when compared to the same prior year period. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Our proprietary Trabecular Metal Technology is playing a critical role in addressing previously unmet clinical needs in the expanding extremities market.

Dental

Dental sales increased by 21 percent in the three month period ended March 31, 2011 when compared to the same prior year period, including an increase of 10 percent due to pricing. A significant portion of this pricing increase was due to a change in the agreement by which we distribute certain regenerative products. Under the prior agreement we did not take title to the products and only received a commission from the end-user sale. Under the new agreement, we take title to the product and recognize the final end-user sale along with the cost of products sold and any other selling-related costs. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 16 percent in the three month period ended March 31, 2011 when compared to the same prior year period. We have continued the launch of the Zimmer Natural Nail® System, which has significantly

1 Registered trademark of CeramTec AG

increased sales. In addition to the Zimmer Natural Nail System, Zimmer® Periarticular Locking Plates and NCB® Polyaxial Locking Plates led trauma sales, while sales of cable products also made a strong contribution.

Spine

Spine sales decreased 5 percent in the three month period ended March 31, 2011 when compared to the same prior year period. Our spine business in the Americas operating segment continued to experience operational challenges, a difficult reimbursement landscape and challenges related to the Dynesys® Dynamic Stabilization System. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems, our Universal ClampTM System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys System.

Surgical and other

Surgical sales increased 10 percent in the three month period ended March 31, 2011 when compared to the same prior year period. Surgical sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement and powered instruments also made a strong contribution to sales results as did our December 2010 acquisition of Sodem Diffusion S.A.

Expenses as a Percent of Net Sales

	Three Months Ended
	March 31,
	2011	2010	Inc (Dec)

Cost of products sold	25.0%	25.3%	(0.3)
Research and development	5.0	4.8	0.2
Selling, general and administrative	41.1	42.0	(0.9)
Special items	2.3	0.2	2.1
Operating profit	26.6	27.7	(1.1)

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales for the three month period ended March 31, 2011 compared to the same prior year period is due to our manufacturing network operating at a more efficient level. In the second half of 2009 and early 2010, lower production levels had increased our manufacturing costs per unit, resulting in higher expenses in the 2010 period compared to the 2011 period. This lower cost per unit in the 2011 period was partially offset by increased excess and obsolescence charges from some product specific matters, increased inventory step-up charges resulting from inventory recorded at fair value from our fourth quarter 2010 business combinations, and higher foreign currency hedge losses in the 2011 period compared to the 2010 period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings.

Operating Expenses

R&D expenses and R&D as a percent of sales increased when compared to the same prior year period. This increase is in line with our strategy to focus more investment into new product development activities across nearly all of our product categories as well as to increase spending on external research, clinical, regulatory and quality initiatives. We expect R&D spending in 2011 to be between 5 to 6 percent of sales for the full year.

SG&A increased in dollar terms, but has decreased as a percent of sales when compared to the same prior year period. The dollar increase is primarily from variable selling and distribution expenses resulting from higher net sales in the 2011 period compared to the 2010 period and higher medical education expenses as we continue to expand training and education on the safe and effective use of our products. This increase was partially offset by

2 Registered trademark of Heraeus Kulzer GmbH

lower product liability costs. See Note 15 to the consolidated financial statements for a more complete discussion of product liability claims. SG&A as a percent of sales has decreased 90 basis points, reflecting the lower product liability costs and disciplined discretionary spending throughout the 2011 period.

“Special items” for the three month period ended March 31, 2011 increased to $25.5 million from $2.6 million in the prior year period. The largest component of “Special items” in 2011 was employee severance and termination-related expenses resulting from a reduction in management layers, expansion of management spans of control, and changes in our organizational structure. “Special items” also includes expenses relating to integration of business acquisitions and fixed asset impairments. The 2010 expenses were primarily related to expenses resulting from business acquisitions. See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Interest and Other Expense, Income Taxes and Net Earnings

Interest expense, net for the three month period ended March 31, 2011, decreased to $11.0 million compared to $14.6 million in the same 2010 period. The decrease in interest expense is the result of interest rate swap agreements we entered into in late 2010 and early 2011 to convert fixed-rate debt into variable-rate debt. Additionally, interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments and higher returns on certain investments.

The effective tax rate on earnings before income taxes for the three month period ended March 31, 2011 increased to 27.0 percent, from 26.5 percent in the same prior year period. The increase is primarily due to changes in the mix of earnings between taxing jurisdictions. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2011 effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings increased 2 percent to $208.9 million for the three month period ended March 31, 2011, compared to $205.4 million in the same prior year period as a result of the changes in revenues and expenses discussed above. For the 2011 period, basic and diluted earnings per share both increased 7 percent to $1.08, from $1.01 in the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2011 and 2010 share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with U.S. GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up charges and “Special items,” and the taxes on those items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month periods ended March 31, 2011 and 2010 were $230.9 million and $207.4 million, respectively, and our non-GAAP adjusted diluted earnings per share were $1.19 and $1.02, respectively.

Our non-GAAP adjusted net earnings and adjusted diluted earnings per share increased in the 2011 period compared to the 2010 period due to increased sales, improved gross margins from better manufacturing efficiencies, disciplined spending in SG&A, and lower product liability costs. These improvements were slightly offset by increased R&D and surgeon medical training and education expenses.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended
	March 31,
	2011	2010

Net Earnings of Zimmer Holdings, Inc.	$208.9	$205.4
Inventory step-up	4.4	1.3
Special items	25.5	2.6
Taxes on inventory step-up and special items*	(7.9)	(1.9)

Adjusted Net Earnings	$230.9	$207.4

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended
	March 31,
	2011	2010

Diluted EPS	$1.08	$1.01
Inventory step-up	0.02	0.01
Special items	0.13	0.01
Taxes on inventory step-up and special items*	(0.04)	(0.01)

Adjusted Diluted EPS	$1.19	$1.02

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

Liquidity and Capital Resources

Cash flows provided by operating activities were $182.2 million for the three month period ended March 31, 2011, compared to $259.5 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $104.8 million of operating cash. All other items of operating cash flows reflect a use of $131.5 million of cash, compared to a use of $44.8 million in the same 2010 period. The lower cash flows provided by operating activities in the 2011 period were primarily due to lower receivable collections, investments in inventory, increased pension funding, and increased product liability payments.

At March 31, 2011, we had 66 days of sales outstanding in trade accounts receivable, which represents an increase of 8 days compared to December 31, 2010 and an increase of 6 days compared to March 31, 2010, reflecting changes in certain accounts receivable factoring programs in our Europe operating segment. At March 31, 2011, we had 312 days of inventory on hand, which is an increase of 5 days compared to December 31, 2010 and an increase of 10 days from March 31, 2010. This reflects a slight increase in inventory to support new product launches and increased sales volume.

Cash flows used in investing activities were $66.9 million for the three month period ended March 31, 2011, compared to $37.8 million in the same prior year period. Additions to instruments increased in the 2011 period compared to the 2010 period to support new product launches, such as our Continuum Acetabular System, and to support sales growth. Spending on other property, plant and equipment increased in the 2011 period compared to the 2010 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. Investments in other assets increased in the 2011 period compared to the 2010 period primarily for payments to acquire certain foreign-based distributors and payments for exclusive distribution rights for certain products.

Cash flows used in financing activities were $216.5 million for the three month period ended March 31, 2011, compared to $87.9 million in the same 2010 period. In the 2011 period, we repurchased 4.2 million common shares for a total of $236.1 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $93.5 million in the same 2010 period. Proceeds from our stock compensation plans increased in the three month period ended March 31, 2011, compared to the same 2010 period, due to an increase in employee stock option exercises.

We have two outstanding tranches of unsecured senior notes (Senior Notes): $500 million aggregate principal amount of 4.625 percent Senior Notes due November 30, 2019 and $500 million aggregate principal amount of 5.75 percent Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year until maturity.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $143.0 million in outstanding borrowings under the Senior Credit Facility as of March 31, 2011, and an availability of $1,207.0 million.

We also have available uncommitted credit facilities totaling $52.8 million.

We place our cash and cash equivalents in highly rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2011 we had short-term and long-term investments in debt securities with a fair value of $397.4 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All these debt securities are highly-rated and therefore we believe the risk of default by the issuer is low.

As of March 31, 2010, $792.4 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $660 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The remaining is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of March 31, 2011, approximately $1.0 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

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

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the 2007 settlement with the United States government;

•	the outcome of the investigation by the U.S. government into Foreign Corrupt Practices Act matters announced in 2007;

•	competition;

•	pricing pressures;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability claims;

•	retention of our independent agents and distributors;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the impact of the federal healthcare reform legislation, including the impact of the new excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	tax reform measures, tax authority examinations and associated tax risks and potential obligations;

•	the success of our quality and operational improvement initiatives;

•	the costs of defending or resolving putative class action litigation arising out of trading or ownership of our stock;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a detailed discussion of these and other important factors under the heading “Risk Factors” in Part I, Item IA of that report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

January 2011	3,651,600	$54.77	62,692,163	$1,005,645,538
February 2011	—	—	62,692,163	1,005,645,538
March 2011	575,000	62.56	63,267,163	969,670,852

Total	4,226,600	$55.83	63,267,163	$969,670,852

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2013.

Item 5.	Other Information

During the period covered by this report, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain accounting and tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10	.1*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (2011)
10	.2*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (2011)
10	.3*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (2011)
10	.4*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (2011)
31.1		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC. (Registrant)

Date: May 4, 2011	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 4, 2011	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer