Form 10-Q
period 2011-06-30
ZIMMER HOLDINGS INC
filed 2011-08-08
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of July 25, 2011, 190,474,286 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2011

		Page

Part I — Financial Information
Item 1.	Condensed Financial Statements
	Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2011 and 2010	3
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	5
	Notes to Interim Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

	Part II — Other Information
	There is no information required to be reported under any items except those indicated below
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		35
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(In millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales	$1,137.4	$1,057.7	$2,253.0	$2,120.5
Cost of products sold	287.9	250.6	566.9	519.0

Gross Profit	849.5	807.1	1,686.1	1,601.5

Research and development	57.0	54.2	112.6	104.7
Selling, general and administrative	469.9	438.3	928.2	885.5
Certain claims (Note 15)	50.0	75.0	50.0	75.0
Special items (Note 2)	13.5	11.5	39.0	14.1

Operating expenses	590.4	579.0	1,129.8	1,079.3

Operating Profit	259.1	228.1	556.3	522.2
Interest expense, net	9.8	14.3	20.8	28.9

Earnings before income taxes	249.3	213.8	535.5	493.3
Provision for income taxes	45.5	48.3	122.8	122.4

Net Earnings of Zimmer Holdings, Inc.	$203.8	$165.5	$412.7	$370.9

Earnings Per Common Share
Basic	$1.06	$0.82	$2.15	$1.83
Diluted	$1.06	$0.82	$2.14	$1.82
Weighted Average Common Shares Outstanding
Basic	191.5	201.9	192.1	202.4
Diluted	192.7	203.0	193.3	203.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$624.1	$668.9
Short-term investments	321.4	265.1
Accounts receivable, less allowance for doubtful accounts	888.4	775.9
Inventories, net	975.1	936.4
Prepaid expenses and other current assets	66.7	127.7
Deferred income taxes	232.6	235.7

Total Current Assets	3,108.3	3,009.7
Property, plant and equipment, net	1,213.0	1,213.8
Goodwill	2,694.0	2,580.8
Intangible assets, net	811.5	827.1
Other assets	422.4	368.5

Total Assets	$8,249.2	$7,999.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$124.0	$129.6
Income taxes	31.1	48.9
Other current liabilities	523.9	524.0

Total Current Liabilities	679.0	702.5
Other long-term liabilities	407.1	384.0
Long-term debt	1,147.3	1,142.1

Total Liabilities	2,233.4	2,228.6

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 255.5 million (254.6 million in 2010) issued	2.5	2.5
Paid-in capital	3,355.4	3,293.5
Retained earnings	6,111.3	5,699.4
Accumulated other comprehensive income	447.5	321.0
Treasury stock, 65.1 million shares (59.0 million shares in 2010)	(3,900.9)	(3,545.1)

Total Stockholders’ Equity	6,015.8	5,771.3

Total Liabilities and Stockholders’ Equity	$8,249.2	$7,999.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions, unaudited)

	For the Six Months
	Ended June 30,
	2011	2010

Cash flows provided by (used in) operating activities:
Net earnings of Zimmer Holdings, Inc.	$412.7	$370.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	174.7	165.8
Share-based compensation	31.7	30.6
Income tax benefit from stock option exercises	9.5	2.9
Excess income tax benefit from stock option exercises	(3.6)	(1.0)
Inventory step-up	7.8	1.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(11.5)	(70.5)
Receivables	(76.0)	(51.3)
Inventories	(21.8)	27.5
Accounts payable and accrued expenses	(42.2)	(37.4)
Other assets and liabilities	(48.1)	93.4

Net cash provided by operating activities	433.2	532.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(85.2)	(83.1)
Additions to other property, plant and equipment	(34.0)	(26.7)
Purchases of investments	(186.7)	(4.0)
Sales of investments	169.8	37.0
Investments in other assets	(26.4)	(15.1)

Net cash used in investing activities	(162.5)	(91.9)

Cash flows provided by (used in) financing activities:
Net proceeds under revolving credit facilities	0.2	—
Proceeds from employee stock compensation plans	29.1	8.1
Excess income tax benefit from stock option exercises	3.6	1.0
Repurchase of common stock	(357.2)	(178.9)

Net cash used in financing activities	(324.3)	(169.8)

Effect of exchange rates on cash and cash equivalents	8.8	(8.5)

Increase (decrease) in cash and cash equivalents	(44.8)	262.0
Cash and cash equivalents, beginning of year	668.9	691.7

Cash and cash equivalents, end of period	$624.1	$953.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2010 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Special Items — We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations and asset impairment charges connected with global restructuring and transformation initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Impairment/loss on disposal of assets	$0.4	$7.7	$2.9	$8.1
Consulting and professional fees	4.9	0.9	8.4	1.9
Employee severance and retention	3.6	2.3	19.8	2.2
Information technology integration	—	—	—	0.1
Facility and employee relocation	0.6	0.5	0.9	0.5
Distributor acquisitions	0.5	—	1.1	—
Certain litigation matters	—	(0.5)	0.1	(1.3)
Contract terminations	1.7	0.6	2.7	2.6
Other	1.8	—	3.1	—

Special items	$13.5	$11.5	$39.0	$14.1

In the first six months of 2011 we terminated employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 500 employees from across the globe were affected by these actions. As a result, we incurred expenses related to severance benefits, share-based compensation acceleration and other employee termination-related costs. The vast majority of these termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs have been paid or will be paid by the end of 2011.

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In millions)		(In millions)

Net earnings of Zimmer Holdings, Inc.	$203.8	$165.5	$412.7	$370.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	38.9	(97.0)	169.6	(179.4)
Unrealized cash flow hedge gains/(losses), net of tax	(10.9)	24.3	(58.2)	53.0
Reclassification adjustments on foreign currency hedges, net of tax	8.8	(8.3)	13.2	(9.2)
Unrealized gains on securities, net of tax	0.3	—	0.5	—
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.7	0.2	1.4	1.1

Total Other Comprehensive Gain/(Loss)	37.8	(80.8)	126.5	(134.5)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$241.6	$84.7	$539.2	$236.4

4.	Inventories

	June 30,	December 31,
	2011	2010
	(In millions)

Finished goods	$792.4	$757.3
Work in progress	53.5	47.0
Raw materials	129.2	132.1

Inventories, net	$975.1	$936.4

5.	Property, Plant and Equipment

	June 30,	December 31,
	2011	2010
	(In millions)

Land	$22.3	$22.0
Buildings and equipment	1,199.0	1,162.0
Capitalized software costs	179.9	172.0
Instruments	1,448.6	1,365.6
Construction in progress	65.9	66.5

	2,915.7	2,788.1
Accumulated depreciation	(1,702.7)	(1,574.3)

Property, plant and equipment, net	$1,213.0	$1,213.8

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized	Gross Unrealized
	Cost	Gains	Losses	Fair value

As of June 30, 2011
Corporate debt securities	$240.4	$0.3	$(0.1)	$240.6
U.S. government and agency debt securities	37.9	—	—	37.9
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	7.5	—	—	7.5
Commercial paper	9.5	—	—	9.5
Certificates of deposit	129.1	0.1	—	129.2

Total short and long-term investments	$425.4	$0.4	$(0.1)	$425.7

As of December 31, 2010
Corporate debt securities	$203.9	$0.1	$(0.2)	$203.8
U.S. government and agency debt securities	47.9	—	—	47.9
Municipal bonds	1.1	—	—	1.1
Foreign government debt securities	10.3	—	—	10.3
Commercial paper	16.1	—	—	16.1
Certificates of deposit	131.5	—	(0.1)	131.4

Total short and long-term investments	$410.8	$0.1	$(0.3)	$410.6

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	As of June 30, 2011		As of December 31, 2010
		Unrealized		Unrealized
	Fair Value	Losses	Fair value	Losses

Corporate debt securities	$62.4	$(0.1)	$126.1	$(0.2)
Certificates of deposit	—	—	50.6	(0.1)

Total	$62.4	$(0.1)	$176.7	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 36 securities were in an unrealized loss position as of June 30, 2011.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of June 30, 2011 are temporary because we do not intend to sell these investments before maturity, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	As of June 30, 2011
	Amortized
	Cost	Fair Value

Due in one year or less	$321.2	$321.4
Due after one year through two years	104.2	104.3

Total	$425.4	$425.7

7.	Other Current Liabilities

	June 30,	December 31,
	2011	2010
	(In millions)

Other current liabilities:
Salaries, wages and benefits	$88.9	$118.1
Fair value of derivatives	43.2	29.4
Accrued liabilities	391.8	376.5

Total other current liabilities	$523.9	$524.0

8.	Debt

We had no short-term debt as of June 30, 2011 or December 31, 2010. Long-term debt as of June 30, 2011 and December 31, 2010 on our condensed consolidated balance sheet consisted of the following (in millions):

	June 30,	December 31,
	2011	2010

Senior Notes due 2019	$500.0	$500.0
Senior Notes due 2039	500.0	500.0
Debt discount	(1.2)	(1.2)
Interest rate swaps	5.5	1.5
Senior Credit Facility	143.0	141.8

Total long-term debt	$1,147.3	$1,142.1

The estimated fair value of our Senior Notes as of June 30, 2011, based on quoted prices for the specific securities from transactions in over-the-counter markets, was $1,039.4 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2011
		Fair Value Measurements at Reporting Date Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Recorded	Assets	Inputs	Inputs
Description	Balance	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Corporate debt securities	$240.6	$—	$240.6	$—
U.S. government and agency debt securities	37.9	—	37.9	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	7.5	—	7.5	—
Commercial paper	9.5	—	9.5	—
Certificates of deposit	129.2	—	129.2	—

Total available-for-sale securities	425.7	—	425.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	6.8	—	6.8	—
Interest rate swaps	5.5	—	5.5	—

	$438.0	$—	$438.0	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$61.9	$—	$61.9	$—
Cross-currency interest rate swaps	3.3	—	3.3	—

	$65.2	$—	$65.2	$—

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For forward contracts and options outstanding at June 30, 2011, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from July 2011 through December 2013. As of June 30, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.4 billion. As of June 30, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $183.8 million.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.7 billion per quarter.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statement of earnings (in millions):

		Gain on Instrument				Loss on Hedged Item
		Three Months		Six Months		Three Months		Six Months
		Ended		Ended		Ended		Ended
	Location on	June 30,		June 30,		June 30,		June 30,
Derivative Instrument	Statement of Earnings	2011	2010	2011	2010	2011	2010	2011	2010

Interest rate swaps	Interest expense, net	$7.1	$—	$4.0	$—	$(7.1)	$—	$(4.0)	$—

We had no ineffective fair value hedging instruments during the three and six month periods ended June 30, 2011 and 2010.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our condensed consolidated balance sheet and our condensed consolidated statement of earnings (in millions):

	Amount of					Amount of
	Gain/(Loss)					Gain/(Loss)
	Recognized in OCI					Reclassified from OCI
	Three Months		Six Months			Three Months		Six Months
	Ended		Ended			Ended		Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2011	2010	2011	2010	Statement of Earnings	2011	2010	2011	2010

Foreign exchange forward contracts	$(16.0)	$28.3	$(74.1)	$58.9	Cost of products sold	$(12.2)	$8.0	$(17.4)	$7.6
Foreign exchange options	2.8	—	3.7	—	Cost of products sold	—	—	—	—
Cross-currency interest rate swaps	(0.8)	—	0.2	—	Interest expense, net	(0.5)	—	(3.5)	—

	$(14.0)	$28.3	$(70.2)	$58.9		$(12.7)	$8.0	$(20.9)	$7.6

The net amount recognized in earnings during the three and six month periods ended June 30, 2011 and 2010 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2011, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $73.4 million, or $45.0 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $43.0 million, or $28.3 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our condensed consolidated statement of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statement of Earnings	2011	2010	2011	2010

Foreign exchange forward contracts	Cost of products sold	$1.3	$11.1	$(13.7)	$18.3

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2011 and December 31, 2010, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2011		December 31, 2010
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Asset Derivatives
Foreign exchange forward contracts	Other current assets	$27.1	Other current assets	$32.2
Foreign exchange options	Other current assets	1.8	Other current assets	0.4
Foreign exchange forward contracts	Other assets	5.8	Other assets	11.6
Foreign exchange options	Other assets	4.6	Other assets	2.3
Interest rate swaps	Other assets	5.5	Other assets	1.5

Total asset derivatives		$44.8		$48.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$66.3	Other current liabilities	$37.6
Cross-currency interest rate swaps	Other current liabilities	3.3	Other current liabilities	—
Foreign exchange forward contracts	Other long-term liabilities	28.1	Other long-term liabilities	14.4

Total liability derivatives		$97.7		$52.0

11.	Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. During the first and second quarters of 2011, we resolved tax matters in multiple jurisdictions resulting in a reduction in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

In the three and six month periods ended June 30, 2011, our effective tax rate was 18.2 percent and 22.9 percent, respectively. Our effective tax rates were lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates, the resolution of certain tax matters discussed above, and the accrual of $50.0 million “Certain claims” expense, which lowered the U.S. tax jurisdiction income relative to the income of our foreign operations.

In May 2011, the IRS concluded their examination of our U.S. federal returns for years 2005 through 2007 and issued income tax assessments reallocating profits between certain of our U.S. and foreign subsidiaries. We believe that we have followed applicable U.S. tax laws and are vigorously defending our income tax positions. The ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations, and cash flows for future periods.

12.	Retirement Benefit Plans

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees. The employees who are not participating in the defined benefit plans receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. and Puerto Rico defined benefit pension plans, we sponsor various non-U.S. pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

The components of net pension expense for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Service cost	$7.2	$6.2	$14.1	$12.5
Interest cost	5.2	4.4	10.2	9.0
Expected return on plan assets	(8.0)	(6.4)	(15.8)	(12.9)
Amortization of prior service cost	(0.2)	(0.3)	(0.4)	(0.4)
Amortization of unrecognized actuarial loss	1.8	0.8	3.7	1.7

Net periodic benefit cost	$6.0	$4.7	$11.8	$9.9

We contributed $36.5 million during the six month period ended June 30, 2011 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2011. We contributed $7.9 million to our foreign-based defined benefit plans in the six month period ended June 30, 2011 and expect to contribute approximately $8 million to these foreign-based plans during the remainder of 2011.

13.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted average shares outstanding for basic net earnings per share	191.5	201.9	192.1	202.4
Effect of dilutive stock options and other equity awards	1.2	1.1	1.2	1.2

Weighted average shares outstanding for diluted net earnings per share	192.7	203.0	193.3	203.6

During the three and six month periods ended June 30, 2011, an average of 11.6 million options and 12.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June 30, 2010, an average of 13.3 million options and 13.1 million options, respectively, were not included in the computation.

In the three month period ended June 30, 2011, we repurchased 1.8 million shares of our common stock at an average price of $66.21 per share for a total cash outlay of $121.1 million, including commissions. In the six month period ended June 30, 2011, we repurchased 6.1 million shares of our common stock at an average price of $58.97 per share for a total cash outlay of $357.2 million, including commissions. As of June 30, 2011, approximately $0.8 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services which generate revenues that are less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up, “Certain claims,” goodwill impairment, “Special items” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S. and Puerto Rico-based manufacturing operations and logistics and intangible amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Americas	$608.6	$609.3	$302.0	$307.5
Europe	324.7	276.5	105.4	101.8
Asia Pacific	204.1	171.9	73.1	65.7

Total	$1,137.4	$1,057.7

Share-based compensation			(17.4)	(17.9)
Inventory step-up			(3.4)	—
Certain Claims			(50.0)	(75.0)
Special items			(13.5)	(11.5)
Global operations and corporate functions			(137.1)	(142.5)

Operating profit			$259.1	$228.1

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Six Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Americas	$1,238.3	$1,225.0	$613.4	$614.3
Europe	623.9	562.6	216.2	206.6
Asia Pacific	390.8	332.9	147.0	126.8

Total	$2,253.0	$2,120.5

Share-based compensation			(31.7)	(30.6)
Inventory step-up			(7.8)	(1.3)
Certain Claims			(50.0)	(75.0)
Special items			(39.0)	(14.1)
Global operations and corporate functions			(291.8)	(304.5)

Operating profit			$556.3	$522.2

Net sales by product category are as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Reconstructive
Knees	$470.9	$452.9	$933.1	$913.3
Hips	345.0	317.1	682.3	632.8
Extremities	40.7	38.2	83.6	76.6

Total	856.6	808.2	1,699.0	1,622.7

Dental	67.1	55.9	129.5	107.6
Trauma	69.1	57.8	139.2	118.2
Spine	56.4	57.9	113.3	117.9
Surgical and other	88.2	77.9	172.0	154.1

Total	$1,137.4	$1,057.7	$2,253.0	$2,120.5

15.	Commitments and Contingencies

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future.

We have recorded provisions totaling $229.0 million as “Certain claims” on our statement of earnings, including $50.0 million and $75.0 million in the three month periods ending June 30, 2011 and 2010, respectively, representing our estimate of the Durom Cup-related claims we expect to be made for revision surgeries. Initially, the “Certain claims” provision was limited to original surgeries performed before July 22, 2008, with a revision surgery occurring within two years of the original surgery. However, based upon subsequent claims received we revised our estimate to include all claims for original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. We have received claims in excess of our previous estimates, which necessitated the additional $50.0 million provision in the three month period ended June 30, 2011.

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

We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of June 30, 2011, we have recorded cumulative provisions totaling $9.0 million for such post-suspension claims.

Our estimate as of June 30, 2011 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $159.8 million, of which $42.5 million is classified as short-term in “Other current liabilities” and $117.3 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

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

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. We do not believe the facts and evidence support the jury’s verdict. We have not recorded any charge relating to this matter in our condensed consolidated statement of earnings for the quarter ended June 30, 2011 or for any prior period, because we believe we have strong arguments for reversing the jury verdict on appeal. As a result, we do not believe that it is probable that we have incurred a liability consistent with the verdict and we cannot reasonably estimate any loss that might eventually be incurred. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intellectual Property and Related Claims

We are subject to claims of patent infringement and other intellectual property-related claims and lawsuits in the ordinary course of our business.

On February 15, 2005, Howmedica Osteonics Corp. filed an action against us and an unrelated party in the U.S. District Court for the District of New Jersey alleging infringement of U.S. Patent Nos. 6,174,934; 6,372,814; 6,664,308; and 6,818,020. On June 13, 2007, the Court granted our motion for summary judgment on the invalidity of the asserted claims of U.S. Patent Nos. 6,174,934; 6,372,814; and 6,664,308 by ruling that all of the asserted claims are invalid for indefiniteness. On August 19, 2008, the Court granted our motion for summary judgment of non-infringement of certain claims of U.S. Patent No. 6,818,020, reducing the number of claims at issue in the suit to five. On April 9, 2009, in response to our earlier petition, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against U.S. Patent No. 6,818,020. The USPTO rejected all previously issued claims of U.S. Patent No. 6,818,020 as being unpatentable in light of one or more prior art references. On September 30, 2009, the Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. Subsequent to that stay order, Howmedica filed a motion seeking to certify an appeal of the summary judgment ruling on the ’934, ’814 and ’308 patents. That motion was granted on January 13, 2010. On October 13, 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling on the invalidity of the asserted claims of the ’934, ’814 and ’308 patents. On November 12, 2010, Howmedica filed a petition for a re-hearing en banc, which was denied on December 14, 2010. On March 14, 2011, Howmedica filed a Petition for Writ of Certiorari in the U.S. Supreme Court seeking review of the Federal Circuit decision, which was denied on May 16, 2011. The case otherwise remains stayed pending the USPTO’s re-examination of the ‘020 patent. We continue to believe that our defenses against infringement of the ‘020 patent are valid and meritorious, and we intend to continue to defend this lawsuit vigorously.

We are involved in certain ongoing contractual and other disputes pertaining to royalty arrangements with licensors of technology. We intend to defend ourselves vigorously against the licensors’ claims. Because these matters are in the preliminary stages of the dispute resolution process, we cannot estimate the possible loss, if any, we may incur or predict the likely outcome of these matters.

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2010 condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2011 and our expected results for the remainder of 2011.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of year-over-year sales growth during the three month period ended June 30, 2011, which is 1 percentage point less than the three month period ended June 30, 2010, as well as the three month period ended March 31, 2011.

Volume and mix trends continued to be challenged by the global economy, especially in our Americas operating segment. We believe continued high unemployment levels are linked to lower enrollment in private health insurance plans, which has affected the patient pool for joint replacement procedures.

Long-term indicators still point toward sustained growth driven by an aging global population, obesity, more active lifestyles, growth in emerging markets, new material technologies, advances in surgical techniques and proven clinical benefits of joint replacement procedures. In addition, the ongoing shift in demand to premium products, such as Prolong® Highly Crosslinked Polyethylene, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 1 percent on year-over-year sales growth during the three month period ended June 30, 2011, which is consistent with the three month period ended June 30, 2010, as well as the three month period ended March 31, 2011. Selling prices in the Americas had a negative effect of 1 percent on sales growth in that operating segment during the three month period ended June 30, 2011. Europe selling prices had minimal effects on sales growth in that operating segment during the three month period ended June 30, 2011. In our Asia Pacific operating segment, the pricing trends improved from a negative 3 percent effect on year-over-year sales growth in the three month period ended March 31, 2011, to a negative 1 percent effect in the three month period ended June 30, 2011. This is mainly attributable to the anniversary of bi-annual pricing adjustments in Japan that went into effect on April 1, 2010. Accordingly, we expect pricing trends consistent with the three month period ended June 30, 2011 for the rest of the year in the Asia Pacific operating segment. We now expect selling prices will be down approximately 1 percent on a global basis for 2011 largely due to governmental healthcare cost containment efforts and continuing pricing pressure from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2011, foreign currency exchange rates resulted in a 6 percent increase in sales. Assuming currency rates remain at June 30, 2011 rates, for the year ending December 31, 2011, we estimate that an overall weaker U.S. Dollar versus foreign currency exchange rates will have a positive effect of approximately 3 percent on sales. We seek to mitigate currency risk through regular operating and financing activities and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

2011 Outlook

We estimate our sales will grow between 5.5 and 6.5 percent for the full year in 2011. Such sales growth assumes the market for global knee and hip procedures will be flat to slightly positive. As discussed previously, we expect pricing to have a negative effect on sales growth of approximately 1 percent, and foreign currency exchange rates to have a positive effect on sales growth of approximately 3 percent based upon June 30, 2011 rates.

Assuming currencies remain at June 30, 2011 rates, we expect our gross margin to be approximately 75 percent of sales in 2011. This takes into account anticipated losses from foreign currency hedge contracts resulting from relative weakness in the U.S. Dollar. We expect to continue making investments in research and development (R&D) in the range of 5 to 5.5 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be approximately 41 percent as we continue to invest to further build out our global sales channels and realize a higher mix of revenues from overseas markets.

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

RESULTS OF OPERATIONS

Net Sales by Operating Segment

The following tables present net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume/			Foreign
	2011	2010	% Inc	Mix	Price		Exchange

Americas	$608.6	$609.3	—%	1%	(1	) %	—%
Europe	324.7	276.5	17	5	—		12
Asia Pacific	204.1	171.9	19	7	(1)		13

Total	$1,137.4	$1,057.7	8	3	(1)		6

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

	Six Months Ended
	June 30,			Volume/			Foreign
	2011	2010	% Inc	Mix	Price		Exchange

Americas	$1,238.3	$1,225.0	1%	2%	(1	) %	—%
Europe	623.9	562.6	11	4	1		6
Asia Pacific	390.8	332.9	17	9	(2)		10

Total	$2,253.0	$2,120.5	6	4	(1)		3

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,		% Inc	Volume/			Foreign
	2011	2010	(Dec)	Mix	Price		Exchange

Reconstructive
Knees	$470.9	$452.9	4%	1%	(2	) %	5%
Hips	345.0	317.1	9	4	(2)		7
Extremities	40.7	38.2	7	5	(1)		3

Total	856.6	808.2	6	2	(2)		6

Dental	67.1	55.9	20	8	8		4
Trauma	69.1	57.8	20	12	2		6
Spine	56.4	57.9	(3)	(5)	(1)		3
Surgical and other	88.2	77.9	13	8	—		5

Total	$1,137.4	$1,057.7	8	3	(1)		6

	Six Months Ended
	June 30,		% Inc	Volume/			Foreign
	2011	2010	(Dec)	Mix	Price		Exchange

Reconstructive
Knees	$933.1	$913.3	2%	1%	(2	) %	3%
Hips	682.3	632.8	8	5	(2)		5
Extremities	83.6	76.6	9	8	(1)		2

Total	1,699.0	1,622.7	5	3	(2)		4

Dental	129.5	107.6	20	9	9		2
Trauma	139.2	118.2	18	13	1		4
Spine	113.3	117.9	(4)	(4)	(2)		2
Surgical and other	172.0	154.1	12	7	—		5

Total	$2,253.0	$2,120.5	6	4	(1)		3

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	% Inc (Dec)		2011	2010	% Inc (Dec)

Reconstructive
Knees
Americas	$266.5	$279.8	(5	) %	$544.3	$566.0	(4	) %
Europe	127.9	106.1	21		245.1	219.7	12
Asia Pacific	76.5	67.0	14		143.7	127.6	13
Hips
Americas	151.4	148.4	2		306.0	295.2	4
Europe	121.8	109.2	12		236.0	221.0	7
Asia Pacific	71.8	59.5	20		140.3	116.6	20
Extremities
Americas	31.1	29.6	5		64.3	59.2	9
Europe	6.9	6.2	10		13.7	12.7	8
Asia Pacific	2.7	2.4	14		5.6	4.7	20

Total	856.6	808.2	6		1,699.0	1,622.7	5

Dental
Americas	33.6	28.5	18		68.3	55.7	23
Europe	25.0	21.4	16		45.7	40.2	13
Asia Pacific	8.5	6.0	44		15.5	11.7	33
Trauma
Americas	35.1	31.3	12		72.1	63.9	13
Europe	15.9	11.2	43		30.0	23.0	31
Asia Pacific	18.1	15.3	19		37.1	31.3	18
Spine
Americas	37.3	41.7	(11)		76.1	85.7	(11)
Europe	14.4	12.6	15		28.2	25.5	11
Asia Pacific	4.7	3.6	29		9.0	6.7	34
Surgical and other
Americas	53.6	50.0	7		107.2	99.3	8
Europe	12.8	9.8	32		25.2	20.5	23
Asia Pacific	21.8	18.1	20		39.6	34.3	15

Total	$1,137.4	$1,057.7	8		$2,253.0	$2,120.5	6

Knees

Knee sales increased 4 percent and 2 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. We estimate that industry procedure volumes were likely flat to slightly positive on a global basis in the first half of 2011 while pricing was negative. While year-over-year comparisons ease in the second half of 2011, we believe procedure volumes will continue to be pressured from a cyclical downturn related to unemployment levels.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee® Flex System, led knee sales. In addition, sales of the Gender Solutions Patello Femoral Joint and Zimmer® Patient Specific Instruments exhibited growth. In Europe, we completed a large tender contract to the ministry of health in a government-run healthcare system in the three month period ended June 30, 2011, which contributed to knee sales growth in that operating segment. Additionally in Europe, changes in foreign currency exchange rates positively affected knee sales by 12 percent and 6 percent in the three and six month periods ended June 30, 2011, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales by 12 percent and 11 percent in the three and six month periods ended June 30, 2011, respectively.

Hips

Hip sales increased 9 percent and 8 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. The increase was driven primarily by our Continuum® Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology. Additionally, negative publicity in the marketplace over the use of hip systems that use metal-on-metal technology may have contributed to an increase in sales of hip systems with alternative bearing surfaces. Metal-on-metal technology represents only a small portion of our hip sales. Therefore, our market share position may have benefited from customers using our hip systems instead of a competitor’s metal-on-metal system.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of the Continuum Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic Acetabular System and the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year periods, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates positively affected hip sales by 13 percent and 7 percent in the three and six month periods ended June 30, 2011, respectively. In Asia Pacific, our December 2010 acquisition of Beijing Montagne Medical Device Co., Ltd. made a contribution to that operating segment’s sales growth in the three and six month periods ended June 30, 2011. Additionally, in Asia Pacific changes in foreign currency exchange rates positively affected hip sales by 13 percent and 11 percent in the three and six month periods ended June 30, 2011, respectively.

Extremities

Extremities sales increased by 7 percent and 9 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. We continue to see competitive pressure in this category, but expect that new product introductions will help to accelerate growth.

Dental

Dental sales increased by 20 percent in the three and six month periods ended June 30, 2011 when compared to the same prior year periods, including increases of 8 percent and 9 percent, respectively, due to pricing. A significant portion of this pricing increase was due to a change in the agreement by which we distribute certain regenerative products. Under the prior agreement we did not take title to the products and only received a commission from the end-user sale. Under the new agreement, we take title to the product and recognize the final end-user sale along with the cost of products sold and any other selling-related costs. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 20 percent and 18 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. We have continued the launch of the Zimmer Natural Nail® System, which has significantly increased sales. In addition to the Zimmer Natural Nail System, Zimmer Periarticular Locking Plates and the Zimmer NCB® Plating System led trauma sales, while sales of cable products also made a strong contribution.

1 BIOLOX® is a trademark of CeramTec AG

Spine

Spine sales decreased 3 percent and 4 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. Our spine business in the Americas operating segment continued to experience operational challenges, a difficult reimbursement landscape and challenges related to the Dynesys® Dynamic Stabilization System. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems, our Universal ClampTM System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys System.

Surgical and other

Surgical sales increased 13 percent and 12 percent in the three and six month periods ended June 30, 2011, respectively, when compared to the same prior year periods. Surgical sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement products also made a strong contribution to sales results, as did our December 2010 acquisition of Sodem Diffusion S.A.

Expenses as a Percent of Net Sales

	Three Months			Six Months Ended
	Ended June 30,			June 30,
	2011	2010	Inc (Dec)	2011	2010	Inc (Dec)

Cost of products sold	25.3%	23.7%	1.6	25.2%	24.5%	0.7
Research and development	5.0	5.1	(0.1)	5.0	4.9	0.1
Selling, general and administrative	41.3	41.4	(0.1)	41.2	41.8	(0.6)
Certain claims	4.4	7.1	(2.7)	2.2	3.5	(1.3)
Special items	1.2	1.1	0.1	1.7	0.7	1.0
Operating profit	22.8	21.6	1.2	24.7	24.6	0.1

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended June 30, 2011 compared to the same prior year period is primarily due to foreign currency hedge losses recorded in the current year period compared to foreign currency hedge gains recorded in the prior year period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. Additionally, the average cost per unit was higher in the current year period than the prior year period, but this was partially offset by lower excess and obsolescence charges from some product specific matters and lower royalty expense.

The increase in cost of products sold as a percentage of net sales for the six month period ended June 30, 2011 compared to the same prior year period is primarily due to foreign currency losses recorded in the current year period compared to foreign currency hedge gains recorded in the prior year period. This was partially offset by lower royalty expense.

Operating Expenses

R&D expenses increased in both the three and six month periods ended June 30, 2011, when compared to the same prior year periods, while R&D as a percent of sales stayed relatively stable when comparing the same periods. The expense increase is in line with our strategy to focus more investment into new product development activities across nearly all of our product categories as well as to increase spending on external research, clinical, regulatory and quality initiatives. We expect R&D spending in 2011 to be 5 to 5.5 percent of sales for the full year.

2 PALACOS® is a trademark of Heraeus Kulzer GmbH

SG&A expenses increased in dollar terms in the three and six month periods ended June 30, 2011, but have decreased as a percent of sales when compared to the same prior year periods. The dollar increases in both the three and six month periods are primarily from variable selling and distribution expenses resulting from higher net sales in the 2011 periods compared to the 2010 periods, increased intangible amortization from our December 2010 acquisitions and other intangible asset investments, and higher medical education expenses as we continue to expand training and education on the safe and effective use of our products.

In the three month period ended June 30, 2011, SG&A as a percent of sales was only slightly lower than the same prior year period as savings from certain cost savings initiatives have been reinvested in sales channels in emerging and other key markets and a higher mix of revenues in overseas markets.

In the six month period ended June 30, 2011, SG&A as a percent of sales decreased by 60 basis points for similar reasons as the three month period in addition to lower product liability costs. See Note 15 to the condensed consolidated financial statements for a more complete discussion of product liability claims.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $104.0 million was originally recorded during 2008 and 2009 with an additional $50.0 million and $75.0 million recorded during the three month periods ended June 30, 2011 and 2010, respectively, bringing the total provision to $229.0 million for these claims. For more information regarding these claims, see Note 15 to the condensed consolidated financial statements.

“Special items” for the three and six month periods ended June 30, 2011 increased to $13.5 million and $39.0 million, respectively, from $11.5 million and $14.1 million in the same prior year periods, respectively. The largest component of “Special items” in 2011 was employee severance and termination-related expenses resulting from a reduction in management layers, expansion of management spans of control, and changes in our organizational structure. “Special items” also includes expenses relating to integration of business acquisitions and fixed asset impairments. The 2010 expenses were primarily related to expenses resulting from business acquisitions. See Note 2 to the condensed consolidated financial statements for more information regarding “Special items” charges.

Interest Expense, Income Taxes and Net Earnings

Interest expense, net for the three and six month periods ended June 30, 2011 decreased to $9.8 million and $20.8 million, respectively, from $14.3 million and $28.9 million in the same prior year periods, respectively. The decrease in interest expense is the result of interest rate swap agreements we entered into in late 2010 and early 2011 to convert fixed-rate debt into variable-rate debt. Additionally, interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments and higher returns on certain investments.

The effective tax rate on earnings before income taxes for the three and six month periods ended June 30, 2011 decreased to 18.2 percent and 22.9 percent, respectively, from 22.6 percent and 24.8 percent in the same prior year periods, respectively. The effective tax rates in the 2011 periods were positively affected by the favorable resolution of certain tax matters and the tax effect of the “Certain claims” provision. The effective tax rates in the 2010 periods were positively affected by the “Certain claims” provision. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2011 effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings increased 23 percent to $203.8 million for the three month period ended June 30, 2011, compared to $165.5 million in the same prior year period. Net earnings increased 11 percent to $412.7 million for the six month period ended June 30, 2011, compared to $370.9 million in the same prior year period. The improvements in net earnings were due to the changes in revenues and expenses discussed above. For the three month period ended June 30, 2011, basic and diluted earnings per share both increased 29 percent to $1.06 from $0.82 in the same prior year period. For the six month period ended June 30, 2011, basic and diluted earnings per share both increased 18 percent to $2.15 and $2.14, respectively, from $1.83 and $1.82, respectively, in the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2011 and 2010 share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with U.S. GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Certain claims” and “Special items,” and the taxes on those items in addition to certain other tax adjustments. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and six month periods ended June 30, 2011 were $232.5 million and $463.4 million, respectively, compared to $221.2 million and $428.6 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and six month periods ended June 30, 2011 were $1.21 and $2.40, respectively, compared to $1.09 and $2.10 in the same prior year periods, respectively.

Our non-GAAP adjusted net earnings and adjusted diluted earnings per share increased in the 2011 periods compared to the 2010 periods due to increased sales, disciplined spending in SG&A, and lower product liability costs. These improvements were slightly offset by higher product costs, higher surgeon medical training and education expenses and additional intangible amortization.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
(In millions)	2011	2010	2011	2010

Net Earnings of Zimmer Holdings, Inc.	$203.8	$165.5	$412.7	$370.9
Inventory step-up	3.4	—	7.8	1.3
Certain claims	50.0	75.0	50.0	75.0
Special items	13.5	11.5	39.0	14.1
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(38.2)	(30.8)	(46.1)	(32.7)

Adjusted Net Earnings	$232.5	$221.2	$463.4	$428.6

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010

Diluted EPS	$1.06	$0.82	$2.14	$1.82
Inventory step-up	0.02	—	0.04	0.01
Certain claims	0.26	0.37	0.26	0.37
Special items	0.07	0.05	0.20	0.06
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(0.20)	(0.15)	(0.24)	(0.16)

Adjusted Diluted EPS	$1.21	$1.09	$2.40	$2.10

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

Liquidity and Capital Resources

Cash flows provided by operating activities were $433.2 million for the six month period ended June 30, 2011, compared to $532.2 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $214.2 million of operating cash. All other items of operating cash flows reflect a use of $193.7 million of cash, compared to a use of $36.4 million in the same 2010 period. The lower cash flows provided by operating activities in the 2011 period were primarily due to lower receivable collections, investments in inventory, increased pension funding, and increased product liability payments.

At June 30, 2011, we had 68 days of sales outstanding in trade accounts receivable, which represents an increase of 2 days compared to March 31, 2011 and an increase of 7 days compared to June 30, 2010, reflecting changes in certain accounts receivable factoring programs in our Europe operating segment. At June 30, 2011, we had 307 days of inventory on hand, which is a decrease of 5 days compared to March 31, 2011 and a decrease of 11 days from June 30, 2010. Despite an increase in inventory value to support new product launches, days of inventory on hand have decreased slightly due to higher cost of products sold that are part of the denominator in this calculation.

Cash flows used in investing activities were $162.5 million for the six month period ended June 30, 2011, compared to $91.9 million in the same prior year period. Additions to instruments increased slightly in the 2011 period compared to the 2010 period to support new product launches, such as our Continuum Acetabular System, and to support sales growth. Spending on other property, plant and equipment increased in the 2011 period compared to the 2010 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest our cash and cash equivalents in highly rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. We increased our purchases of investments beginning in the second half of 2010 and into 2011, which explains the increased investment activity in the first six months of 2011 compared to the same 2010 period. Investments in other assets increased in the 2011 period compared to the 2010 period primarily for payments to acquire certain foreign-based distributors and payments for exclusive distribution rights for certain products.

Cash flows used in financing activities were $324.3 million for the three month period ended June 30, 2011, compared to $169.8 million in the same 2010 period. In the 2011 period, we repurchased 6.1 million common shares for a total of $357.2 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $178.9 million in the same 2010 period. Proceeds from our stock compensation plans increased in the six month period ended June 30, 2011, compared to the same 2010 period, due to an increase in employee stock option exercises.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $143.0 million in outstanding borrowings under the Senior Credit Facility as of June 30, 2011, and an availability of $1,207.0 million.

We also have available uncommitted credit facilities totaling $53.5 million.

We place our cash and cash equivalents in highly rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2011, we had short-term and long-term investments in debt securities with a fair value of $425.7 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities are highly-rated and therefore we believe the risk of default by the issuer is low.

As of June 30, 2011, $909.4 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $780 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of June 30, 2011, approximately $0.8 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2011:

			Total Number of	Approximate
			Shares Purchased	Dollar Value of
			as Part of	Shares that May
	Total Number		Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under Plans
	Purchased	Paid per Share	or Programs*	or Programs

April 2011	—	$—	63,267,163	$969,670,852
May 2011	1,040,000	69.16	64,307,163	897,748,742
June 2011	789,000	62.33	65,096,163	848,568,032

Total	1,829,000	$66.21	65,096,163	$848,568,032

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2013.

Item 5.	Other Information

During the three month period ended June 30, 2011, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

ZIMMER HOLDINGS, INC. (Registrant)

Date: August 8, 2011	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 8, 2011	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer