Form 10-Q
period 2011-09-30
ZIMMER HOLDINGS INC
filed 2011-11-02
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

Commission File Number 001-16407

ZIMMER HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580

(Address of principal executive offices)

Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐        No  ☒

As of October 26, 2011, 179,176,972 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2011

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Sales	$1,031.5	$965.0	$3,284.5	$3,085.5
Cost of products sold	251.9	219.1	818.8	738.1

Gross Profit	779.6	745.9	2,465.7	2,347.4

Research and development	61.0	57.3	173.6	162.0
Selling, general and administrative	444.0	412.0	1,372.2	1,297.5
Certain claims (Note 14)	—	—	50.0	75.0
Special items (Note 2)	8.0	5.0	47.0	19.1

Operating expenses	513.0	474.3	1,642.8	1,553.6

Operating Profit	266.6	271.6	822.9	793.8
Interest expense, net	11.7	14.2	32.5	43.1

Earnings before income taxes	254.9	257.4	790.4	750.7
Provision for income taxes	63.7	66.3	186.5	188.7

Net earnings	191.2	191.1	603.9	562.0
Less: Net loss attributable to noncontrolling interest	(0.3)	—	(0.3)	—

Net Earnings of Zimmer Holdings, Inc.	$191.5	$191.1	$604.2	$562.0

Earnings Per Common Share
Basic	$1.02	$0.96	$3.17	$2.79
Diluted	$1.01	$0.96	$3.15	$2.78
Weighted Average Common Shares Outstanding
Basic	187.7	198.7	190.6	201.2
Diluted	188.8	199.7	191.8	202.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$553.0	$668.9
Short-term investments	424.9	265.1
Accounts receivable, less allowance for doubtful accounts	827.9	775.9
Inventories	968.4	936.4
Prepaid expenses and other current assets	68.5	127.7
Deferred income taxes	230.6	235.7

Total Current Assets	3,073.3	3,009.7
Property, plant and equipment, net	1,210.3	1,213.8
Goodwill	2,634.3	2,580.8
Intangible assets, net	794.7	827.1
Other assets	486.2	368.5

Total Assets	$8,198.8	$7,999.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$108.6	$129.6
Income taxes	39.6	48.9
Other current liabilities	526.4	524.0

Total Current Liabilities	674.6	702.5
Other long-term liabilities	372.0	384.0
Long-term debt	1,543.5	1,142.1

Total Liabilities	2,590.1	2,228.6

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 255.6 million shares issued in 2011 (254.6 million in 2010)	2.5	2.5
Paid-in capital	3,375.3	3,293.5
Retained earnings	6,302.8	5,699.4
Accumulated other comprehensive income	370.1	321.0
Treasury stock, 75.2 million shares (59.0 million shares in 2010)	(4,450.2)	(3,545.1)

Total Zimmer Holdings, Inc. stockholders’ equity	5,600.5	5,771.3
Noncontrolling interest	8.2	—

Total Stockholders’ Equity	5,608.7	5,771.3

Total Liabilities and Stockholders’ Equity	$8,198.8	$7,999.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows provided by (used in) operating activities:
Net earnings	$603.9	$562.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	265.6	249.5
Share-based compensation	46.1	45.4
Income tax benefit from stock option exercises	10.6	3.4
Excess income tax benefit from stock option exercises	(4.0)	(1.1)
Inventory step-up	9.6	1.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	6.8	(69.3)
Receivables	(39.7)	(13.1)
Inventories	(27.7)	6.9
Accounts payable and accrued expenses	(41.3)	(9.1)
Other assets and liabilities	(46.1)	76.6

Net cash provided by operating activities	783.8	852.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(128.9)	(133.1)
Additions to other property, plant and equipment	(67.8)	(40.6)
Purchases of investments	(403.8)	(100.6)
Sales of investments	225.0	56.5
Investments in other assets	(35.6)	(17.6)

Net cash used in investing activities	(411.1)	(235.4)

Cash flows provided by (used in) financing activities:
Net proceeds under revolving credit facilities	375.2	—
Proceeds from employee stock compensation plans	34.0	12.9
Excess income tax benefit from stock option exercises	4.0	1.1
Repurchase of common stock	(906.5)	(404.6)

Net cash used in financing activities	(493.3)	(390.6)

Effect of exchange rates on cash and cash equivalents	4.7	0.4

Increase (decrease) in cash and cash equivalents	(115.9)	226.9
Cash and cash equivalents, beginning of year	668.9	691.7

Cash and cash equivalents, end of period	$553.0	$918.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2010 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on September 25, 2011 and 2010. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of June 26 to September 25 and the nine month results are for the period of December 26 through September 25 or the period of January 1 through September 25.

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

In the three month period ended September 30, 2011, we acquired a controlling financial interest, but not an exclusive financial interest, in Zfx GmbH. This acquisition will expand our presence in the digital dentistry arena. Further information about the acquisition of this controlling financial interest has not been presented because it did not have a material effect on our results of operations, financial position or cash flows.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Special Items — We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting fees and asset impairment charges connected with global restructuring, quality excellence and transformation initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Impairment/loss on disposal of assets	$0.3	$—	$3.2	$8.1
Consulting and professional fees	3.2	0.7	11.6	2.6
Employee severance and retention	1.1	0.8	20.9	3.0
Information technology integration	—	—	—	0.1
Facility and employee relocation	(0.2)	—	0.7	0.5
Vacated facilities	—	0.2	—	0.2
Distributor acquisitions	0.5	0.8	1.6	0.8
Certain litigation matters	—	1.0	0.1	(0.3)
Contract terminations	1.8	0.6	4.5	3.2
Other	1.3	0.9	4.4	0.9

Special items	$8.0	$5.0	$47.0	$19.1

In the first nine months of 2011 we terminated employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 500 employees from across the globe were affected by these actions. As a result, we incurred expenses related to

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

severance benefits, share-based compensation acceleration and other employee termination-related costs. The vast majority of these termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs have been paid or will be paid by the end of 2011.

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net earnings	$191.2	$191.1	$603.9	$562.0
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(108.1)	144.5	61.5	(34.9)
Unrealized cash flow hedge gains/(losses), net of tax	21.6	(36.9)	(36.6)	16.1
Reclassification adjustments on foreign currency hedges, net of tax	8.5	(5.4)	21.7	(14.6)
Unrealized gains/(losses) on securities, net of tax	(0.4)	(0.1)	0.1	(0.1)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.0	(0.9)	2.4	0.2

Total Other Comprehensive Gain/(Loss)	(77.4)	101.2	49.1	(33.3)
Comprehensive Income	113.8	292.3	653.0	528.7
Comprehensive loss attributable to the noncontrolling interest	(0.3)	—	(0.3)	—

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$114.1	$292.3	$653.3	$528.7

4.	Inventories

	September 30, 2011	December 31, 2010
	(in millions)
Finished goods	$791.0	$757.3
Work in progress	47.2	47.0
Raw materials	130.2	132.1

Inventories	$968.4	$936.4

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

	September 30, 2011	December 31, 2010
	(in millions)
Land	$22.5	$22.0
Buildings and equipment	1,197.4	1,162.0
Capitalized software costs	195.5	172.0
Instruments	1,479.2	1,365.6
Construction in progress	59.6	66.5

	2,954.2	2,788.1
Accumulated depreciation	(1,743.9)	(1,574.3)

Property, plant and equipment, net	$1,210.3	$1,213.8

6.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of September 30, 2011
Corporate debt securities	$308.8	$0.1	$(0.3)	$308.6
U.S. government and agency debt securities	83.9	—	—	83.9
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	7.5	—	—	7.5
Commercial paper	49.5	—	—	49.5
Certificates of deposit	135.5	0.1	—	135.6

Total short and long-term investments	$586.2	$0.2	$(0.3)	$586.1

As of December 31, 2010
Corporate debt securities	$203.9	$0.1	$(0.2)	$203.8
U.S. government and agency debt securities	47.9	—	—	47.9
Municipal bonds	1.1	—	—	1.1
Foreign government debt securities	10.3	—	—	10.3
Commercial paper	16.1	—	—	16.1
Certificates of deposit	131.5	—	(0.1)	131.4

Total short and long-term investments	$410.8	$0.1	$(0.3)	$410.6

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	As of September 30, 2011		As of December 31, 2010
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$169.4	$(0.3)	$126.1	$(0.2)
Certificates of deposit	—	—	50.6	(0.1)

Total	$169.4	$(0.3)	$176.7	$(0.3)

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 86 securities were in an unrealized loss position as of September 30, 2011.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of September 30, 2011 are temporary because we do not intend to sell these investments before maturity, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	As of September 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$424.8	$424.9
Due after one year through two years	161.4	161.2

Total	$586.2	$586.1

7.	Debt

We had no short-term debt as of September 30, 2011 or December 31, 2010. Long-term debt as of September 30, 2011 and December 31, 2010 on our condensed consolidated balance sheet consisted of the following (in millions):

	September 30, 2011	December 31, 2010
Senior Notes due 2019	$500.0	$500.0
Senior Notes due 2039	500.0	500.0
Debt discount	(1.2)	(1.2)
Adjustment related to interest rate swaps	26.7	1.5
Senior Credit Facility	518.0	141.8

Total long-term debt	$1,543.5	$1,142.1

The estimated fair value of our senior notes as of September 30, 2011, based on quoted prices for the specific securities from transactions in over-the-counter markets, was $1,139.0 million. The carrying value of our senior credit facility approximates fair value, as the underlying instruments have variable interest rates at market value.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

Description	As of September 30, 2011
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$308.6	$—	$308.6	$—
U.S. government and agency debt securities	83.9	—	83.9	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	7.5	—	7.5	—
Commercial paper	49.5	—	49.5	—
Certificates of deposit	135.6	—	135.6	—

Total available-for-sale securities	586.1	—	586.1	—
Derivatives, current and long-term
Foreign currency forward contracts and options	16.0	—	16.0	—
Interest rate swaps	26.7	—	26.7	—

	$628.8	$—	$628.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$34.5	$—	$34.5	$—
Cross-currency interest rate swaps	11.2	—	11.2	—

	$45.7	$—	$45.7	$—

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description	As of December 31, 2010
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$203.8	$—	$203.8	$—
U.S. government and agency debt securities	47.9	—	47.9	—
Municipal bonds	1.1	—	1.1	—
Foreign government debt securities	10.3	—	10.3	—
Commercial paper	16.1	—	16.1	—
Certificates of deposit	131.4	—	131.4	—

Total available-for-sale securities	410.6	—	410.6	—
Derivatives, current and long-term
Foreign currency forward contracts and options	34.5	—	34.5	—
Interest rate swaps	1.5	—	1.5	—

	$446.6	$—	$446.6	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$40.0	$—	$40.0	$—

	$40.0	$—	$40.0	$—

We value our available-for-sale securities using a market approach based on broker prices for identical assets in over-the-counter markets and assess counterparty credit risk.

We value our foreign currency forward contracts and foreign currency options using a market approach based on foreign currency exchange rates obtained from active markets and perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps and assess counterparty credit risk.

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

For forward contracts and options outstanding at September 30, 2011, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from October 2011 through March 2014. As of September 30, 2011, the notional amounts of outstanding forward contracts and options

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entered into with third parties to purchase U.S. Dollars were $1.2 billion. As of September 30, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $220.8 million.

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

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In 2011, our subsidiary in Japan, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our Senior Credit Facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we have entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps is temporarily recorded in other comprehensive income and then recognized in interest expense, net when the hedged item affects net earnings. We pay a fixed interest rate of 0.1 percent and receive variable interest equal to the three-month LIBOR plus 18.5 basis points on these cross-currency interest rate swap agreements.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statement of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Gain on Instrument				Loss on Hedged Item
		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010	2011	2010	2011	2010
Interest rate swaps	Interest expense, net	$21.2	$—	$25.2	$—	$(21.2)	$—	$(25.2)	$—

We had no ineffective fair value hedging instruments during the three and nine month periods ended September 30, 2011 and 2010.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our condensed consolidated balance sheet and our condensed consolidated statement of earnings (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010		2011	2010	2011	2010
Foreign exchange forward contracts	$31.8	$(49.3)	$(42.3)	$9.6	Cost of products sold	$(7.0)	$5.0	$(24.4)	$12.6
Foreign exchange options	(2.2)	—	1.5	—	Cost of products sold	—	—	—	—
Cross-currency interest rate swaps	—	—	0.2	—	Interest expense, net	(7.9)	—	(11.4)	—

	$29.6	$(49.3)	$(40.6)	$9.6		$(14.9)	$5.0	$(35.8)	$12.6

The net amount recognized in earnings during the three and nine month periods ended September 30, 2011 and 2010 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2011, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $37.2 million, or $19.0 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $25.1 million, or $12.5 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our condensed consolidated statement of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2011	2010	2011	2010
Foreign exchange forward contracts	Cost of products sold	$9.7	$(14.7)	$(4.0)	$3.6

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Presentation

As of September 30, 2011 and December 31, 2010, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$26.1	Other current assets	$32.2
Foreign exchange options	Other current assets	2.3	Other current assets	0.4
Foreign exchange forward contracts	Other assets	12.5	Other assets	11.6
Foreign exchange options	Other assets	1.8	Other assets	2.3
Interest rate swaps	Other assets	26.7	Other assets	1.5

Total asset derivatives		$69.4		$48.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$43.6	Other current liabilities	$37.6
Cross-currency interest rate swaps	Other current liabilities	11.2	Other current liabilities	—
Foreign exchange forward contracts	Other long-term liabilities	17.6	Other long-term liabilities	14.4

Total liability derivatives		$72.4		$52.0

10.	Income Taxes

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

In the three and nine month periods ended September 30, 2011, our effective tax rates were 25.0 percent and 23.6 percent, respectively. Our effective tax rates were lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates, the resolution of certain tax matters discussed above, and the accrual of $50.0 million “Certain claims” expense in the second quarter of 2011, which lowered the U.S. tax jurisdiction income relative to the income of our foreign operations.

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

The components of net pension expense for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$7.4	$6.4	$21.5	$18.9
Interest cost	5.2	4.5	15.4	13.5
Expected return on plan assets	(8.1)	(6.5)	(23.9)	(19.4)
Amortization of prior service cost	(0.3)	(0.2)	(0.7)	(0.6)
Amortization of unrecognized actuarial loss	1.9	0.8	5.6	2.5

Net periodic benefit cost	$6.1	$5.0	$17.9	$14.9

We contributed $36.5 million during the nine month period ended September 30, 2011 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2011. We contributed $12.1 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2011 and expect to contribute $4.1 million to these foreign-based plans during the remainder of 2011.

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding for basic net earnings per share	187.7	198.7	190.6	201.2
Effect of dilutive stock options and other equity awards	1.1	1.0	1.2	1.1

Weighted average shares outstanding for diluted net earnings per share	188.8	199.7	191.8	202.3

During the three and nine month periods ended September 30, 2011, an average of 13.8 million options and 12.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2010, an average of 14.4 million options and 13.5 million options, respectively, were not included in the computation.

In the three month period ended September 30, 2011, we repurchased 10.1 million shares of our common stock at an average price of $54.30 per share for a total cash outlay of $549.3 million, including commissions. In the nine month period ended September 30, 2011, we repurchased 16.2 million shares of our common stock at an

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average price of $56.05 per share for a total cash outlay of $906.5 million, including commissions. As of September 30, 2011, approximately $0.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Americas	$582.1	$583.2	$293.2	$290.0
Europe	252.5	215.8	75.6	68.8
Asia Pacific	196.9	166.0	69.2	64.3

Total	$1,031.5	$965.0

Share-based compensation			(14.4)	(14.8)
Inventory step-up			(1.8)	—
Certain claims			—	—
Special items			(8.0)	(5.0)
Global operations and corporate functions			(147.2)	(131.7)

Operating profit			$266.6	$271.6

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Americas	$1,820.4	$1,808.2	$906.6	$904.4
Europe	876.4	778.4	291.8	275.4
Asia Pacific	587.7	498.9	216.2	191.1

Total	$3,284.5	$3,085.5

Share-based compensation			(46.1)	(45.4)
Inventory step-up			(9.6)	(1.3)
Certain claims			(50.0)	(75.0)
Special items			(47.0)	(19.1)
Global operations and corporate functions			(439.0)	(436.3)

Operating profit			$822.9	$793.8

Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconstructive
Knees	$416.7	$402.9	$1,349.8	$1,316.2
Hips	315.6	287.3	997.9	920.1
Extremities	36.0	33.6	119.6	110.2

Total	768.3	723.8	2,467.3	2,346.5

Dental	55.1	49.0	184.6	156.6
Trauma	69.3	58.1	208.5	176.3
Spine	55.2	56.5	168.5	174.4
Surgical and other	83.6	77.6	255.6	231.7

Total	$1,031.5	$965.0	$3,284.5	$3,085.5

14.	Commitments and Contingencies

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

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have recorded provisions totaling $229.0 million as “Certain claims” on our statement of earnings, including $50.0 million and $75.0 million in the three month periods ending June 30, 2011 and 2010, respectively, representing our estimate of the Durom Cup-related claims we expect to be made for revision surgeries. Initially, the “Certain claims” provision was limited to original surgeries performed before July 22, 2008, with a revision surgery occurring within two years of the original surgery. However, based upon subsequent claims received we revised our estimate to include all claims for original surgeries performed before July 22, 2008 on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. We have received claims in excess of our initial estimates, which necessitated subsequent adjustments including the additional $50.0 million provision in the three month period ended June 30, 2011.

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

Therefore, the total amount of provisions recorded for original surgeries which occurred before July 22, 2008, is $271.7 million. We will continue to record any provisions for claims relating to Durom Cup cases where the original surgery was performed after July 22, 2008 as part of our standard product liability accruals. As of September 30, 2011, we have recorded cumulative provisions totaling $10.2 million for such post-suspension claims.

Our estimate as of September 30, 2011 of the remaining liability for all Durom Cup-related claims relating to original surgeries performed before July 22, 2008 is $142.6 million, of which $42.5 million is classified as short-term in “Other current liabilities” and $100.1 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next three years.

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

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. We do not believe the facts and evidence support the jury’s verdict. We have not recorded any charge relating to this matter in our condensed consolidated statement of earnings for the quarter ended September 30, 2011 or for any prior period, because we believe we have strong arguments for reversing the jury verdict on appeal. As a result, we do not believe that it is probable that we have incurred a liability consistent with the verdict and we cannot reasonably estimate any loss that might eventually be incurred. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intellectual Property and Related Claims

We are subject to claims of patent infringement and other intellectual property-related claims and lawsuits in the ordinary course of our business.

As previously reported, in 2005 Howmedica Osteonics Corp. (Howmedica) filed an action against us in U.S. District Court alleging infringement of four U.S. patents. In 2007, the District Court granted our motion for summary judgment on the invalidity of the asserted claims of three of the four patents. In 2010, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s ruling. Howmedica filed a Petition for Writ of Certiorari in the U.S. Supreme Court seeking review of the Federal Circuit decision, which was denied in May 2011. Also as previously reported, the U.S. Patent and Trademark Office (USPTO) instituted re-examination proceedings against the fourth patent, and the District Court issued an order staying proceedings in the litigation pending the outcome of the re-examination process. At this time, all claims of that patent have been rejected as unpatentable by the USPTO. We do not intend to provide further updates on this matter until the re-examination process is concluded and/or the stay order is lifted.

We are involved in certain ongoing contractual and other disputes pertaining to royalty arrangements with licensors of technology. We intend to defend ourselves vigorously against the licensors’ claims. Because these matters are in an ongoing dispute resolution process, we cannot estimate the possible loss, if any, we may incur or predict the likely outcome of these matters. An adverse result in the legal proceedings could have an adverse effect on our results of operations.

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

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information to the SEC and DOJ relating to sales of our products by independent distributors in two South American countries. In the first quarter of 2011, we received a subpoena from the SEC seeking documents and other records pertaining to our business activities in substantially all countries in the Asia Pacific region where we operate. We are in the process of responding to the subpoena. We cannot currently predict the outcome of this investigation. If the result of the investigation is that we are found to be in violation of the FCPA, we could face significant monetary penalties or be required to take other remedial actions.

Putative Class Actions

On August 5, 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana, Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al., naming us and two of our executive officers as defendants. The complaint related to a putative class action on behalf of persons who

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleged that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and the Durom Cup. The plaintiff sought unspecified damages and interest, attorneys’ fees, costs and other relief. On December 24, 2008, the lead plaintiff filed a consolidated complaint that alleged the same claims and related to the same time period. The defendants filed a motion to dismiss the consolidated complaint on February 23, 2009. On December 1, 2009, the trial court granted defendants’ motion to dismiss, without prejudice. On January 15, 2010, the plaintiff filed a motion for leave to amend the consolidated complaint. On January 28, 2011, the trial court denied the plaintiff’s motion for leave to amend the consolidated complaint and dismissed the case. On February 25, 2011, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. The appellate court heard oral argument in the appeal on October 18, 2011 but has not yet ruled. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

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

Regulatory Matters

In July 2011, the U.S. Food and Drug Administration (FDA) conducted an inspection of our Warsaw, Indiana manufacturing facility, following which it issued a Form FDA-483 (Form 483 notice). The Form 483 notice identified certain inspectional observations regarding the facility’s quality systems. The facility manufactures reconstructive products that are sold globally. We have responded in writing to the observations and met with representatives of the district office of the FDA to discuss our response and action plans. We expect the FDA to conduct a re-inspection of this facility in the future to determine whether we have taken sufficient actions to address the observations described in the Form 483 notice. At this time, we do not know whether the FDA will take additional actions with respect to the matters included in the Form 483 notice and so we are unable to estimate the impact, if any, this development may have on our financial position, results of operations and cash flows.

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

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2011 and our expected results for the remainder of 2011.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of year-over-year sales growth during the three month period ended September 30, 2011, which is 2 percentage points more than the three month period ended September 30, 2010, and the same as the three month period ended June 30, 2011.

Volume and mix trends continued to be challenged by the global economy. We believe reconstructive procedure volumes in the third quarter continued to be lower than historical utilization rates and lower than demographic trends would indicate. This effect was particularly pronounced in our Americas operating segment, where the impact of ongoing high unemployment and low consumer confidence, contributed to softness.

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

Pricing Trends

Global selling prices had a negative effect of 1 percent on year-over-year sales growth during the three month period ended September 30, 2011, which is consistent with the three month period ended September 30, 2010, as well as the three month period ended June 30, 2011. Selling prices in the Americas had a negative effect of 2 percent on sales growth in that operating segment during the three month period ended September 30, 2011. Europe selling prices had a positive effect of 1 percent on sales growth in that operating segment during the three month period ended September 30, 2011. In our Asia Pacific operating segment, selling prices had a negative effect of 1 percent sales growth. We expect selling prices will be down approximately 1 percent on a global basis for 2011 largely due to governmental healthcare cost containment efforts and continuing pricing pressure from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2011, foreign currency exchange rates resulted in a 5 percent increase in sales. Assuming currency rates remain at September 30, 2011 rates, for the year ending December 31, 2011, we estimate that an overall weaker U.S. Dollar versus foreign currency exchange rates will have a positive effect of approximately 2.5 percent on sales. We seek to mitigate currency risk through regular operating and financing activities and, under appropriate circumstances and subject to proper authorization, through the use of forward contracts and foreign currency options solely for managing foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

2011 Outlook

We estimate our sales will grow between 4.8 and 5.2 percent for the full year in 2011. Such sales growth assumes the market for global knee and hip procedures will be flat to slightly positive. As discussed previously, we expect pricing to have a negative effect on sales growth of approximately 1 percent, and foreign currency exchange rates to have a positive effect on sales growth of approximately 2.5 percent based upon September 30, 2011 rates.

Assuming currencies remain at September 30, 2011 rates, we expect our gross margin to be approximately 75 percent of sales in 2011. This takes into account anticipated losses from foreign currency hedge contracts resulting from relative weakness in the U.S. Dollar. We expect to continue making investments in research and development (R&D) in the range of 5.0 to 5.5 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be approximately 41 percent as we continue to invest to further build out our global sales channels and realize a higher mix of revenues from overseas markets.

We expect to incur $55 to $60 million of expenses in 2011 related to ongoing global restructuring and transformation initiatives. We also expect to incur an additional $15 to $20 million for certain integration costs connected with recent acquisitions. We anticipate recognizing some of the $70 to $80 million in cost of products sold and the majority in “Special items” on our statement of net earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

RESULTS OF OPERATIONS

Net Sales by Operating Segment

The following tables present net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc	Volume/ Mix	Price	Foreign Exchange
	2011	2010
Americas	$582.1	$583.2	—%	1%	(2)%	1%
Europe	252.5	215.8	17	6	1	10
Asia Pacific	196.9	166.0	19	8	(1)	12

Total	$1,031.5	$965.0	7	3	(1)	5

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

	Nine Months Ended September 30,		% Inc	Volume/ Mix	Price	Foreign Exchange
	2011	2010
Americas	$1,820.4	$1,808.2	1%	2%	(2)%	1%
Europe	876.4	778.4	13	4	1	8
Asia Pacific	587.7	498.9	18	8	(1)	11

Total	$3,284.5	$3,085.5	6	4	(1)	3

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2011	2010
Reconstructive
Knees	$416.7	$402.9	3%	2%	(2)%	3%
Hips	315.6	287.3	10	6	(2)	6
Extremities	36.0	33.6	7	5	(1)	3

Total	768.3	723.8	6	3	(2)	5

Dental	55.1	49.0	12	1	8	3
Trauma	69.3	58.1	19	14	—	5
Spine	55.2	56.5	(2)	(4)	(1)	3
Surgical and other	83.6	77.6	8	4	—	4

Total	$1,031.5	$965.0	7	3	(1)	5

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2011	2010
Reconstructive
Knees	$1,349.8	$1,316.2	3%	1%	(2)%	4%
Hips	997.9	920.1	8	5	(2)	5
Extremities	119.6	110.2	9	7	(1)	3

Total	2,467.3	2,346.5	5	3	(2)	4

Dental	184.6	156.6	18	7	8	3
Trauma	208.5	176.3	18	13	1	4
Spine	168.5	174.4	(3)	(5)	(1)	3
Surgical and other	255.6	231.7	10	6	—	4

Total	$3,284.5	$3,085.5	6	4	(1)	3

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	% Inc (Dec)	2011	2010	% Inc (Dec)
Reconstructive
Knees
Americas	$252.7	$263.3	(4)%	$797.0	$829.3	(4)%
Europe	89.9	77.4	16	335.0	297.1	13
Asia Pacific	74.1	62.2	19	217.8	189.8	15
Hips
Americas	142.2	142.3	—	448.2	437.5	2
Europe	103.5	88.1	18	339.5	309.1	10
Asia Pacific	69.9	56.9	23	210.2	173.5	21
Extremities
Americas	27.5	26.3	5	91.8	85.5	7
Europe	6.0	4.9	21	19.7	17.6	11
Asia Pacific	2.5	2.4	7	8.1	7.1	15

Total	768.3	723.8	6	2,467.3	2,346.5	5

Dental
Americas	32.8	27.6	18	101.1	83.3	21
Europe	15.8	14.4	10	61.5	54.6	12
Asia Pacific	6.5	7.0	(7)	22.0	18.7	18
Trauma
Americas	36.6	32.3	13	108.7	96.2	13
Europe	14.6	11.0	33	44.6	34.0	31
Asia Pacific	18.1	14.8	22	55.2	46.1	20
Spine
Americas	37.6	40.8	(8)	113.7	126.5	(10)
Europe	11.8	11.1	7	40.0	36.6	10
Asia Pacific	5.8	4.6	23	14.8	11.3	30
Surgical and other
Americas	52.7	50.6	4	159.9	149.9	7
Europe	10.9	8.9	22	36.1	29.4	23
Asia Pacific	20.0	18.1	11	59.6	52.4	14

Total	$1,031.5	$965.0	7	$3,284.5	$3,085.5	6

Knees

Knee sales increased 3 percent in both the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. We estimate that industry procedure volumes were flat to slightly positive on a global basis in the first nine months of 2011, while pricing was negative. We believe procedure volumes will continue to be pressured from a cyclical downturn related to macroeconomic conditions.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee® Flex System, led knee sales. In addition, sales of the Gender Solutions Patello Femoral Joint and Zimmer® Patient Specific Instruments exhibited growth. In Europe, changes in foreign currency exchange rates positively affected knee sales by 9 percent and 7 percent in the three and nine month periods ended September 30, 2011, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales by 12 percent in both the three and nine month periods ended September 30, 2011.

Hips

Hip sales increased 10 percent and 8 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. The increase was driven primarily by our Continuum® Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology. Additionally, negative publicity in the marketplace over the use of hip systems that use metal-on-metal technology may have contributed to an increase in sales of hip systems with alternative bearing surfaces. Metal-on-metal technology represents only a small portion of our hip sales. Therefore, our market share position may have benefited from customers using our hip systems instead of a competitor’s metal-on-metal system.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem led hip stem sales. In addition, sales of the Continuum Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic Acetabular System and the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year periods, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates positively affected hip sales by 12 percent and 8 percent in the three and nine month periods ended September 30, 2011, respectively. In Asia Pacific, our December 2010 acquisition of Beijing Montagne Medical Device Co., Ltd. made a contribution to that operating segment’s sales growth in the three and nine month periods ended September 30, 2011. Additionally in Asia Pacific, changes in foreign currency exchange rates positively affected hip sales by 12 percent in both the three and nine month periods ended September 30, 2011, respectively.

Extremities

Extremities sales increased by 7 percent and 9 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. The Bigliani/Flatow® Complete Shoulder Solution and the Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. We continue to see competitive pressure in this category, but expect that new product and instrument introductions will help to accelerate growth.

Dental

Dental sales increased by 12 percent and 18 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods, including increases of 8 percent in both periods due to pricing. A significant portion of this pricing increase was due to a change in the agreement by which we distribute certain regenerative products. Under the prior agreement we did not take title to the products and only received a commission from the end-user sale. Under the new agreement, we take title to the product and recognize the final end-user sale along with the cost of products sold and any other selling-related costs. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 19 percent and 18 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. We have continued the launch of the Zimmer Natural Nail® System, which has significantly increased sales. In addition to the Zimmer Natural Nail System, Zimmer Periarticular Locking Plates and the Zimmer NCB® Plating System led trauma sales, while sales of cable products also made a strong contribution.

Spine

Spine sales decreased 2 percent and 3 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. Our spine business in the Americas operating

1 BIOLOX® is a trademark of CeramTec AG

segment continued to experience operational challenges, a difficult reimbursement landscape and challenges related to the Dynesys® Dynamic Stabilization System. Solid sales of the PathFinder® and Sequoia® Pedicle Screw Systems, our Universal ClampTM System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys System.

Surgical and other

Surgical sales increased 8 percent and 10 percent in the three and nine month periods ended September 30, 2011, respectively, when compared to the same prior year periods. Surgical sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement products also made a strong contribution to sales results, as did our December 2010 acquisition of Sodem Diffusion S.A.

Expenses as a Percent of Net Sales

	Three Months Ended September 30,		Inc (Dec)	Nine Months Ended September 30,		Inc (Dec)
	2011	2010		2011	2010
Cost of products sold	24.4%	22.7%	1.7	24.9%	23.9%	1.0
Research and development	5.9	5.9	0.0	5.3	5.3	0.0
Selling, general and administrative	43.0	42.7	0.3	41.8	42.1	(0.3)
Certain claims	—	—	0.0	1.5	2.4	(0.9)
Special items	0.8	0.5	0.3	1.4	0.6	0.8
Operating profit	25.8	28.1	(2.3)	25.1	25.7	(0.6)

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended September 30, 2011 compared to the same prior year period is primarily due to foreign currency hedge losses recorded in the current year period compared to foreign currency hedge gains recorded in the prior year period. Under our hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. Additionally, the average cost per unit as a percentage of net sales was higher in the current year period than the prior year period, partially due to lower average selling prices. This was partially offset by lower excess and obsolescence charges from some product specific matters and lower royalty expense.

The increase in cost of products sold as a percentage of net sales for the nine month period ended September 30, 2011 compared to the same prior year period is primarily due to foreign currency losses recorded in the current year period compared to foreign currency hedge gains recorded in the prior year period. Additionally, inventory step-up costs and the average cost per unit as a percentage of net sales was higher in the current year period than the prior year period, but this was partially offset by lower royalty expense and lower excess and obsolescence charges from some product specific matters.

Operating Expenses

R&D expenses increased in both the three and nine month periods ended September 30, 2011, when compared to the same prior year periods, while R&D as a percent of sales stayed the same when comparing to the same periods. The expense increase is in line with our strategy to focus more investment into new product development activities across nearly all of our product categories as well as to increase spending on external research, clinical, regulatory and quality initiatives. We expect R&D spending in 2011 to be 5.0 to 5.5 percent of sales for the full year.

2 PALACOS® is a trademark of Heraeus Kulzer GmbH

SG&A expenses increased in dollar terms in the three and nine month periods ended September 30, 2011. SG&A as a percent of sales was higher in the three month period ended September 30, 2011, when compared to the same prior year period, but was lower for the 2011 nine month period compared to the prior year. The dollar increases in both the three and nine month periods are primarily from variable selling and distribution expenses resulting from higher net sales in the 2011 periods compared to the 2010 periods, increased intangible amortization from our December 2010 acquisitions and other intangible asset investments, the weakening of the U.S. Dollar which resulted in higher translated expenses from international subsidiaries, and higher medical education expenses as we have continued to expand training and education on the safe and effective use of our products.

In the three month period ended September 30, 2011, SG&A as a percent of sales increased by 30 basis points from the same prior year period primarily due to increased legal costs, including product liability related costs, and higher bad debt expenses.

In the nine month period ended September 30, 2011, SG&A as a percent of sales decreased by 30 basis points. While there was an increase in product liability related costs in the third quarter of 2011 compared to the third quarter of 2010, for the nine month period in 2011 product liability related costs were significantly lower than the prior year period. See Note 14 to the condensed consolidated financial statements for a more complete discussion of product liability claims. In addition to the lower product liability related costs, we have implemented a variety of other savings initiatives.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $104.0 million was originally recorded during 2008 and 2009 with an additional $50.0 million and $75.0 million recorded during the nine month periods ended September 30, 2011 and 2010, respectively, bringing the total provision to $229.0 million for these claims. For more information regarding these claims, see Note 14 to the condensed consolidated financial statements.

“Special items” for the three and nine month periods ended September 30, 2011 increased to $8.0 million and $47.0 million, respectively, from $5.0 million and $19.1 million in the same prior year periods, respectively. The largest component of “Special items” in 2011 was employee severance and termination-related expenses resulting from a reduction in management layers, expansion of management spans of control, and changes in our organizational structure. “Special items” also includes expenses relating to integration of business acquisitions, fixed asset impairments, and consulting expenses related to quality and operational excellence initiatives. The 2010 expenses were primarily related to expenses resulting from business acquisitions. See Note 2 to the condensed consolidated financial statements for more information regarding “Special items” charges.

Interest Expense, Income Taxes and Net Earnings

Interest expense, net for the three and nine month periods ended September 30, 2011, decreased to $11.7 million and $32.5 million, respectively, from $14.2 million and $43.1 million in the same prior year periods, respectively. The decrease in interest expense is the result of interest rate swap agreements we entered into in late 2010 and early 2011 to convert a portion of our fixed-rate debt into variable-rate debt. Additionally, interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments and higher returns on certain investments.

The effective tax rate on earnings before income taxes for the three and nine month periods ended September 30, 2011 decreased to 25.0 percent and 23.6 percent, respectively, from 25.8 percent and 25.1 percent in the same prior year periods, respectively. The effective tax rates in the 2011 periods were positively affected by the favorable resolution of certain tax matters and the tax effect of the “Certain claims” provision. The effective tax rates in the 2010 periods were positively affected by the “Certain claims” provision. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2011 effective tax rate in the fourth quarter. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings were almost flat at $191.5 million for the three month period ended September 30, 2011, compared to $191.1 million in the same prior year period. Net earnings increased 8 percent to $604.2 million for the nine month period ended September 30, 2011, compared to $562.0 million in the same prior year period. The changes in net earnings were due to the changes in revenues and expenses discussed above. For the three month period ended September 30, 2011, basic and diluted earnings per share increased 6 percent and 5 percent, respectively, to $1.02 and $1.01, respectively, from $0.96 in the same prior year periods. For the nine month period ended September 30, 2011, basic and diluted earnings per share increased 14 percent and 13 percent, respectively, to $3.17 and $3.15, respectively, from $2.79 and $2.78, respectively, in the same prior year periods. The disproportionate change in earnings per share as compared with net earnings is attributed to the effect of 2011 and 2010 share repurchases.

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

Our non-GAAP adjusted net earnings used for internal management purposes for the three and nine month periods ended September 30, 2011 were $197.2 million and $660.6 million, respectively, compared to $192.4 million and $621.0 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and nine month periods ended September 30, 2011 were $1.04 and $3.44, respectively, compared to $0.96 and $3.07 in the same prior year periods, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2011	2010	2011	2010
Net Earnings of Zimmer Holdings, Inc.	$191.5	$191.1	$604.2	$562.0
Inventory step-up	1.8	—	9.6	1.3
Certain claims	—	—	50.0	75.0
Special items	8.0	5.0	47.0	19.1
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(4.1)	(3.7)	(50.2)	(36.4)

Adjusted Net Earnings	$197.2	$192.4	$660.6	$621.0

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Diluted EPS	$1.01	$0.96	$3.15	$2.78
Inventory step-up	0.01	—	0.05	0.01
Certain claims	—	—	0.26	0.37
Special items	0.04	0.02	0.24	0.09
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(0.02)	(0.02)	(0.26)	(0.18)

Adjusted Diluted EPS	$1.04	$0.96	$3.44	$3.07

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

Liquidity and Capital Resources

Cash flows provided by operating activities were $783.8 million for the nine month period ended September 30, 2011, compared to $852.5 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $321.3 million of operating cash. All other items of operating cash flows reflect a use of $141.4 million of cash, compared to a use of $5.7 million in the same 2010 period. The lower cash flows provided by operating activities in the 2011 period were primarily due to lower receivable collections, investments in inventory, increased pension funding, and increased product liability payments.

At September 30, 2011, we had 71 days of sales outstanding in trade accounts receivable, which represents an increase of 3 days compared to June 30, 2011 and an increase of 4 days compared to September 30, 2010, reflecting changes in certain accounts receivable factoring programs and the economic environment in our Europe operating segment. At September 30, 2011, we had 348 days of inventory on hand, which is an increase of 41 days compared to June 30, 2011 and a decrease of 32 days from September 30, 2010. The third quarter increase over the second quarter reflects the pattern of seasonality in our reconstructive business. In comparison to September 30, 2010, days of inventory on hand have decreased due to higher cost of products sold as a percentage of net sales, most notably from foreign currency hedge losses, and a reduction in U.S. consignment inventory.

Cash flows used in investing activities were $411.1 million for the nine month period ended September 30, 2011, compared to $235.4 million in the same prior year period. Additions to instruments have decreased slightly in the 2011 period. Spending on other property, plant and equipment increased in the 2011 period compared to the 2010 period, reflecting cash outlays necessary to complete new product-related investments, replace older machinery and equipment, and invest in software technologies. We invest our cash and cash equivalents in highly rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. We increased our purchases of investments beginning in the second half of 2010 and into 2011, which explains the increased investment activity in the first nine months of 2011 compared to the same 2010 period. Investments in other assets increased in the 2011 period compared to the 2010 period primarily for payments to acquire certain foreign-based distributors and payments for exclusive distribution rights for certain products.

Cash flows used in financing activities were $493.3 million for the nine month period ended September 30, 2011, compared to $390.6 million in the same 2010 period. In the 2011 period, we borrowed $375.2 million under our $1,350 million revolving, multi-currency, senior unsecured credit facility (Senior Credit Facility). With those borrowings in addition to operating cash flows, we repurchased 16.2 million common shares for a total of $906.5 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $404.6 million in the same 2010 period. Proceeds from our stock compensation plans increased in the nine month period ended September 30, 2011, compared to the same 2010 period, due to an increase in employee stock option exercises.

We have two outstanding tranches of senior unsecured notes (Senior Notes): $500 million aggregate principal amount of 4.625 percent Senior Notes due November 30, 2019 and $500 million aggregate principal amount of 5.75 percent Senior Notes due November 30, 2039. Interest on the Senior Notes is payable on May 30 and November 30 of each year until maturity.

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

Our Senior Credit Facility will mature on November 30, 2012. We had $518.0 million in outstanding borrowings under the Senior Credit Facility as of September 30, 2011, and an availability of $832.0 million.

We also have available uncommitted credit facilities totaling $61.7 million.

We place our cash and cash equivalents in highly rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2011, we had short-term and long-term investments in debt securities with a fair value of $586.1 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities are highly-rated and therefore we believe the risk of default by the issuers is low.

As of September 30, 2011, $1,008.7 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S and expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $870.0 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of September 30, 2011, approximately $0.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2013.

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

Critical Accounting Estimates

There were no changes in the nine month period ended September 30, 2011 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010. As discussed in the prior year Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In 2010, the annual impairment test resulted in an impairment charge related to our U.S. Spine reporting unit. Accordingly, the estimated fair value of that reporting unit did not substantially exceed its carrying value. We have other reporting units with goodwill assigned to them. As of the annual impairment test in 2010, the estimated fair values for those reporting units substantially exceeded their carrying values.

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

•	our compliance through 2012 with the Corporate Integrity Agreement we entered into as part of the 2007 settlement with the U.S. government;

•	the outcome of the investigation by the U.S. government into Foreign Corrupt Practices Act matters announced in 2007;

•	competition;

•	pricing pressures;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability claims;

•	retention of our independent agents and distributors;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the impact of the federal healthcare reform legislation, including the impact of the new excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

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

•

the success of our quality and operational improvement initiatives, including our ability to successfully resolve the observations contained in Form FDA-483 following the July 2011 inspection of our Warsaw, Indiana facility;

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

There have been no material changes other than what is discussed below from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2010.

Credit Risk

As discussed in the Annual Report on Form 10-K, essentially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables. Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and healthcare systems. In our Europe operating segment more so than our other operating segments, healthcare is sponsored by governments. We continue to monitor the credit and economic conditions in Europe and the effects it may have on our ability to collect outstanding trade receivables. We believe our current reserves for losses are adequate, but if conditions worsen we may have to make adjustments to our allowance for doubtful accounts in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

In July 2011, we received Form FDA-483 Inspectional Observations from the FDA concerning quality systems at our Warsaw, Indiana manufacturing facility and we may not be able to timely and adequately address the quality system issues raised by the FDA.

Following a July 2011 routine inspection of our Warsaw, Indiana manufacturing facility, the FDA issued a Form 483 notice. The Form 483 notice identified certain inspectional observations regarding the facility’s quality systems. The facility manufactures reconstructive products that are sold globally. We have responded in writing to the observations and met with representatives of the district office of the FDA to discuss our response and action plans. We expect the FDA to conduct a re-inspection of this facility in the future to determine whether we have taken sufficient actions to address the observations described in the Form 483 notice. If the FDA is not satisfied with our response to the issues identified in the Form 483 notice, the FDA could take additional actions such as issuing a warning letter to us, which, among other things, could adversely affect our ability to receive approvals of regulatory applications until the issues are resolved. Any of these possible sanctions could have an adverse impact on our revenues, financial position, results of operations and cash flows, and otherwise harm our business and reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 2011	—	$—	65,096,163	$848,568,032
August 2011	4,023,400	52.79	69,119,563	636,158,255
September 2011	6,089,687	55.29	75,209,250	299,444,449

Total	10,113,087	$54.30	75,209,250	$299,444,449

* Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2013.

Item 5.	Other Information

During the three-month period ended September 30, 2011, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)
Date: November 2, 2011	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and Chief Financial Officer

Date: November 2, 2011	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate Controller and Chief Accounting Officer