Form 10-K
period 2011-12-31
ZIMMER HOLDINGS INC
filed 2012-02-27
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $12,030,750,799 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2011 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 10, 2012, 178,122,539 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2012 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

OVERVIEW

We are a global leader in the design, development, manufacture and marketing of orthopaedic reconstructive, spinal and trauma devices, biologics, dental implants and related surgical products. We also provide other healthcare related services. In this report, “Zimmer,” “we,” “us,” “our” and similar words refer collectively to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

Zimmer Holdings was incorporated in Delaware in 2001. Our history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, Indiana. On August 6, 2001, Zimmer Holdings was spun off from its former parent and became an independent public company.

CUSTOMERS, SALES AND MARKETING

Our primary customers include orthopaedic surgeons, neurosurgeons, oral surgeons, dentists, hospitals, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent clinicians and dentists.

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

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 80 percent of our net sales in 2011. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2011.

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

Americas.    The Americas is our largest geographic segment, accounting for $2,440.8 million, or 55 percent, of 2011 net sales, with the U.S. accounting for 93 percent of net sales in this region. The U.S. sales force primarily consists of independent sales agents, most of whom sell products exclusively for Zimmer. Sales agents in the U.S. receive a commission on product sales and are responsible for many operating decisions and costs. Sales commissions are accrued at the time of sale.

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

Europe.    The European geographic segment accounted for $1,214.5 million, or 27 percent, of 2011 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for 72 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In Europe, we emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

government budgets have a role in healthcare spending, which can affect our sales in this segment.

Asia Pacific.    The Asia Pacific geographic segment accounted for $796.5 million, or 18 percent, of 2011 net sales, with Japan being the largest market within this segment, accounting for approximately 52 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In November 2011 we announced that we will establish a new research and development center in Beijing, China, which will focus on products and technologies to meet the unique needs of Asian patients and their healthcare providers.

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

PRODUCTS

Our products include orthopaedic reconstructive, spinal and trauma devices, biologics, dental implants and related surgical products.

We utilize our exclusive Trabecular Metal™ Technology across the majority of our product categories. Trabecular Metal Material is a structural biomaterial with a cellular architecture that resembles bone and approximates its physical and mechanical properties more closely than other prosthetic materials. The highly porous trabecular configuration is conducive to more normal bone formation and bone in-growth. Trabecular Metal Implants are fabricated using elemental tantalum metal and a patented vapor deposition technique that creates a metallic strut configuration resembling cancellous bone with nano-textured surface features.

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

We offer a wide range of products for specialized knee procedures, including the following:

NexGen® Complete Knee Solution.    The number one selling knee brand in the world, the NexGen Knee product line is a comprehensive system for knee replacement surgery which has significant application across the continuum of care in aspects of primary and revision knee arthroplasty, including CR, PS and revision procedures. The NexGen Knee System offers joint stability, sizing and performance options in a unified system of interchangeable components that can be tailored to an individual patient. The NexGen Knee System provides surgeons with complete and versatile knee instrument options spanning multiple surgeon and treatment philosophies. The breadth and versatility of the NexGen Knee System allows surgeons to transition from one type of implant to another during surgery, according to the respective needs of the patient, and to support current surgical philosophies. In national joint replacement registries, databases that track the performance of artificial joints implanted in many thousands of patients, NexGen Knee replacement products are consistently reported to have among the lowest rates of revision surgeries for the most frequently used knee systems.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

The NexGen Legacy® Posterior Stabilized Knee product line provides stability in the absence of the posterior cruciate ligament. The PS capabilities can be augmented via the use of a NexGen Legacy Posterior Stabilized Flex (LPS-Flex) Knee, a high-flexion implant that has the potential to accommodate knee flexion up to 155-degrees range of motion for patients whose lifestyle and body type demand and can accommodate this performance standard. With our NexGen LPS-Flex Mobile Knee, we are one of only two companies that can offer a mobile-bearing total knee treatment option in the U.S. market.

Gender Solutions® NexGen Femorals represent the first knee implants specifically shaped to offer fit and function optimized for the unique anatomical considerations more commonly seen in female patients. Gender™ Implants are an important strategic focus, as more than half of total knee arthroplasty patients are female. Gender Solutions Femorals are available in both NexGen CR-Flex and LPS-Flex configurations. The concept of advancing implant design through customization based on anatomy or other patient characteristics has manifested in rapidly expanding gender technologies across the continuum of our products and into other important brands in our growing portfolio.

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

Natural-Knee® II System.    The Natural-Knee II System consists of a range of interchangeable, anatomically designed implants which include a proprietary CSTi™ Cancellous-Structured Titanium Porous Coating option for stable fixation in active patients.

Gender Solutions Natural-Knee Flex System.    The Gender Solutions Natural-Knee Flex System adds our High Flex and Gender Solutions Knee design concepts to the Natural-Knee System. The Gender Solutions Natural-Knee Flex System recognizes that two distinct populations exist in total knee arthroplasty (female and male) and offers two distinct implant shapes for enhanced fit. The system accommodates high flexion capacity up to 155 degrees. The system features the proven clinical success of our asymmetric tibial plate, CSTi Porous Coating, Prolong Highly Crosslinked Polyethylene and ultracongruent articular surface.

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

Zimmer® Patient Specific Instruments.    The Zimmer Patient Specific Instruments simplify a total or partial knee procedure and help enhance appropriate placement of the final implant based on a surgeon’s preoperative surgical plan. Based on a patient’s MRI scan, a computer generated, custom guide is produced to conform to a patient’s unique knee anatomy. This guide is then utilized intraoperatively to aid in the surgical correction of the patient’s knee.

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

Our key hip replacement products include:

Zimmer® M/L Taper Hip Prosthesis.    The Zimmer M/L Taper Hip Prosthesis offers a proximally porous-coated wedge-shaped design based on long-term clinically proven concepts. The M/L Taper has become widely used due to several key design features.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

CLS® Spotorno® Hip System.    The CLS Spotorno Stem is one of our best selling hip prostheses, especially in the European markets. Additions to the product line provide the capability for restoration of the physiological center of rotation.

CLS Brevius™ Hip Stem with Kinectiv Technology.    Introduced in 2011, this hip stem is based on the CLS Spotorno Stem, which has more than 25 years of clinical use. The new technology enables surgeons to better match patients’ individual anatomies with modular neck options designed for independent, intraoperative adjustments.

Fitmore® Hip Stem.    The Fitmore Hip Stem offers the surgeon a short, bone preserving stem. Maintaining bone stock is particularly important for patients who may undergo a later revision procedure. Its shape facilitates minimally invasive procedures.

Continuum® Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic Acetabular System.    Each of these acetabular systems offer the surgeon a choice of advanced bearing options to meet the clinical and lifestyle needs of each patient. Bearing options include Longevity® Highly Crosslinked Polyethylene, Metasul® Metal-on-Metal Technology and a BIOLOX® 1 delta Ceramic-on-Ceramic Technology (where Zimmer has regulatory clearances). The acetabular systems also provide surgeons a choice of fixation method that accommodates their surgical philosophy. Continuum is now our most widely sold acetabular cup system.

Maxera® Cup.    The Maxera Cup provides a large-head, ceramic-on-ceramic option for the younger and more active patient. The cup is an established hemispherical design that provides increased stability with a familiar surgical technique. The Maxera Cup presents orthopaedic surgeons with a system that offers a high range of motion and a low-wear bearing to better enable the restoration of a patient’s active lifestyle.

Trabecular Metal Modular Acetabular System.    The Trabecular Metal Modular Acetabular System incorporates the advanced fixation surface of Trabecular Metal Material. In addition, we offer a Trabecular Metal Acetabular Revision

1 Registered trademark of CeramTec GmbH

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

Zimmer® Anatomical Shoulder™ System.    The Anatomical Shoulder System can be adjusted to each patient’s individual anatomy. This portfolio of products includes the Anatomical Shoulder Inverse/Reverse System, designed to address significant loss of rotator cuff function, and the Anatomical Shoulder Fracture System. Both the primary and fracture shoulder implants can be converted to a reverse shoulder without removal of the initial implant.

Coonrad/Morrey Total Elbow.    The Coonrad/Morrey Total Elbow product line is a family of elbow replacement implant products to address patients with conditions of severe arthritis or trauma.

Dental Implants

Our dental products division manufactures and/or distributes: (1) dental reconstructive implants — for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products — aimed at providing a more natural restoration to resemble the original teeth; and (3) dental regenerative products — for soft tissue and bone rehabilitation.

Dental Reconstructive Implants

Our dental reconstructive implant products and surgical and restorative techniques include:

Tapered Screw-Vent® Implant System.    Our highest selling dental product line provides the clinician a tapered

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

geometry which resembles the natural shape of a tooth root. The Tapered Screw-Vent Implant System, with its two-stage design, was developed to minimize valuable chair time for restorations. The Tapered Screw-Vent Implant System is a technologically advanced dental implant featuring a proprietary internal hex connection, multiple lead threads for reduced insertion time and selective surface coatings. The Zimmer® One-Piece Implant System, designed to complement the success of the Tapered Screw-Vent Implant System, enhances this product line by offering clinicians a fast, convenient restorative option.

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

Dental Regenerative Products

We market the following product lines for use in regenerative techniques in oral surgery:

Puros® Allograft Products.    The Puros biologic offering is an allograft material, which in the case of mineralized bone and dermal tissues, utilizes the Tutoplast®2 Tissue Processing Technique to provide exceptional bone and soft tissue grafting material for use in oral surgery. Zimmer Dental offers a number of distinct Puros Allograft products to

2 Registered trademark of RTI Biologics, Inc.

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

Zimmer Spine’s portfolio of spinal solutions includes:

PathFinder NXT ™ Minimally Invasive Pedicle Screw System.    Released in 2010, the PathFinder NXT System builds on the legacy of the PathFinder® Device, a pioneering technology in minimally invasive spinal fusion procedures. The Pathfinder NXT System is designed to allow for a mini-open or true percutaneous approach, depending on the preferred surgeon technique and patient need. In addition, the PathFinder NXT System incorporates enhanced features that provide improved efficiency in performing minimally invasive fusion procedures.

Zimmer Universal Clamp™ Spinal Fixation System.    The design of the Universal Clamp Implant allows it to be used alongside traditional hooks, screws and wires to treat scoliotic deformities and correct complex spinal pathologies.

Sequoia® Pedicle Screw System.    The Sequoia System was developed to simplify surgical flow, reduce implantation time and improve ergonomic tool design. This pedicle screw system combines ergonomic instrumentation with an effective design that reduces implant metal volume.

Ardis® Interbody System.    The Ardis Implant features a self-distracting nose, convex geometry and wide range of sizes. This versatile PEEK-OPTIMA®3 Device incorporates a large space for graft placement, plus an advanced tooth design to effectively resist migration and expulsion during procedures. Ardis Instrumentation was also designed to streamline the surgical procedure and improve surgeon comfort.

3 Registered trademark of Ivibio, Ltd.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

Trauma

Trauma products include devices used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing processes. Fractures are most often stabilized using internal fixation devices such as plates, screws, nails, wires and pins, but may also be stabilized using external fixation devices. Biologics treatments are used in conjunction with traditional trauma devices to encourage healing and replace bone lost during an injury. We are focused on providing exceptional options to treat a broad range of traumatic injuries, addressing unmet clinical needs and implementing next-generation technologies into our portfolio of trauma solutions.

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

PALACOS®4 Bone Cement.    We have exclusive U.S. and Canada distribution rights for the PALACOS line of bone cement products manufactured by Heraeus Kulzer GmbH. Included in these brands are PALACOS R and PALACOS R+G Bone Cements, as well as PALACOS LV and PALACOS LV+G Bone Cements. The PALACOS R+G and PALACOS LV+G products are bone cements with the antibiotic gentamicin pre-mixed in the formulation. Both are used by orthopaedic surgeons to reduce the risk of postoperative infection in second stage revisions. The PALACOS family’s history of clinical success, fatigue strength, high visualization and handling characteristics make it well-suited for orthopaedics.

Hi-Fatigue™5 Bone Cement.    We have exclusive European and Asian distribution rights for the Hi-Fatigue line of bone cement products manufactured by aap Biomaterials GmbH & Co. KG. Included in these brands are Hi-Fatigue and Hi-Fatigue G Bone Cements. The Hi-Fatigue G Bone Cement

4 Registered trademark of Heraeus Kulzer GmbH

5 Registered trademark of aap Biomaterials GmbH & Co. KG

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

Zimmer® Blood Reinfusion System (ZBRS) and Hemovac® Blood Management System.    These two blood management products are part of a larger family that supports the clinician in managing patient blood loss after a surgical procedure. The ZBRS product is a closed-loop postoperative system that effectively salvages and filters the patient’s own blood to help reduce dependency on banked blood and/or preoperative autologous donation.

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

BIOLOGICS

Our research and development efforts include a Biologics group based in Austin, Texas, with its own full-time staff and dedicated projects focusing on the development of a variety of biologic technologies for musculoskeletal applications. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials/cell therapies which offer the possibility of treating damaged joints by biological repair rather than replacing them. A sampling of some of our key projects in the Biologics area is set forth below.

We are collaborating with ISTO Technologies, Inc. (ISTO) to develop chondral grafts for cartilage repair. ISTO creates cell-based therapies for cartilage regeneration using cells from juvenile donor cartilage. DeNovo® NT Natural Tissue Graft represents our first product entry into the cartilage repair market. This tissue product provides particulated juvenile cartilage tissue for repair of articular cartilage defects of the knee, ankle, shoulder, hip, elbow and toe joints. More than 1,600 procedures utilizing this innovative cartilage repair product were performed in 2011. Our biologics portfolio also features Chondrofix® Osteochondral Allograft designed to address osteochondral lesions in a single-stage procedure. The Chondrofix Implant is an osteochondral plug comprised of articular cartilage and subchondral bone.

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

RESEARCH AND DEVELOPMENT

We have extensive research and development activities to develop new surgical techniques, materials, biologics and product designs. The research and development functions work closely with our strategic brand marketing function. The rapid commercialization of innovative new materials, biologics products, implant and instrument designs and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.

We are broadening our product offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. For the years ended December 31, 2011, 2010 and 2009, we spent $238.6 million, $218.5 million and $205.7 million, respectively, on research and development. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2011, we employed more than 1,000 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

GOVERNMENT REGULATION AND COMPLIANCE

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The Food and Drug Administration (FDA) has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

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

Further, we are subject to various federal and state laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services and state attorneys general. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (FCPA). Our global operations are also subject to foreign anti-corruption laws, such as the UK Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

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

COMPETITION

The orthopaedics and broader musculoskeletal care industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: DePuy Orthopaedics, Inc. (a subsidiary of Johnson & Johnson), Stryker Corporation, Biomet, Inc., Smith & Nephew plc, Wright Medical Group, Inc., Synthes, Inc. and Tornier, Inc.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Smith & Nephew plc and Biomet, Inc., as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Aesculap AG (a subsidiary of B. Braun), Waldemar LINK GmbH & Co., KG and Mathys AG which, in addition to the global competitors, compete with us. Many hip implants sold in Europe are products developed specifically for the European market. We will continue to develop and produce specially tailored products to meet specific European needs.

In the spinal implant category, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., DePuy Spine (a subsidiary of Johnson & Johnson), Synthes, Inc., Stryker Corporation, Biomet Spine (a subsidiary of Biomet, Inc.) and NuVasive, Inc.

In the dental implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, Dentsply International and Biomet 3i (a subsidiary of Biomet, Inc.).

Competition within the industry is primarily based on technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

MANUFACTURING AND RAW MATERIALS

We manufacture our products at twelve sites, including Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Statesville, North Carolina; Carlsbad, California; Parsippany, New Jersey; Shannon, Ireland; Etupes, France; Beijing and Xianning, China; and Geneva, Switzerland. We also strategically outsource some manufacturing to qualified suppliers who are highly capable of producing components.

We believe that our manufacturing facilities are among the best in our industry in terms of automation and productivity and have the flexibility to accommodate future growth. The manufacturing operations at these facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous improvement efforts in product quality, lead time reduction and capacity optimization. Our continuous improvement efforts are driven by Lean and Six Sigma methodologies. In addition, at certain of our manufacturing facilities, many of the employees are cross-trained to perform a broad array of operations.

We generally target operating our manufacturing facilities at optimal levels of total capacity. We continually evaluate the potential to in-source and out-source production as part of our manufacturing strategy to provide value to our stakeholders.

We have improved our manufacturing processes to protect our profitability and offset the impact of inflationary costs. We have, for example, employed computer-assisted robots and multi-axis grinders to precision polish medical devices; automated certain manufacturing and inspection processes, including on-machine inspection and process controls; purchased state-of-the-art equipment; in-sourced core products and processes; and negotiated cost reductions from third-party suppliers.

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

EMPLOYEES

As of December 31, 2011, we employed more than 8,700 employees worldwide, including more than 1,000 employees dedicated to research and development. Approximately 4,700 employees are located within the U.S. and approximately 4,000 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 3,600 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs more than 1,400 employees. Approximately 150 U.S. employees are members of a trade union covered by a collective bargaining agreement.

We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial and Service Workers International Union for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2012.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 20, 2012.

Name	Age	Position
David C. Dvorak	48	President and Chief Executive Officer
Cheryl R. Blanchard, Ph.D.	47	Senior Vice President and Chief Scientific Officer
James T. Crines	52	Executive Vice President, Finance and Chief Financial Officer
Derek M. Davis	43	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jeffery A. McCaulley	46	President, Zimmer Reconstructive
Bruno A. Melzi	64	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	58	President, Asia Pacific
Jeffrey B. Paulsen	51	Group President, Global Businesses
Chad F. Phipps	40	Senior Vice President, General Counsel and Secretary

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

Dr. Blanchard was appointed Senior Vice President and Chief Scientific Officer in December 2005. She is responsible for Corporate Research, Regulatory Affairs, Global Medical Affairs, Biologics Research and Development and Biologics Sales and Marketing. Previously, she had served as Vice President, Corporate Research and Clinical Affairs since October 2003. Dr. Blanchard joined Zimmer in 2000.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

AVAILABLE INFORMATION

Our Internet address is www.zimmer.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.zimmer.com or directly at http://investor.zimmer.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, SEC filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (SEC);

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies. Podcasts and archives of these events are also available;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•

corporate governance information including our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation and Management Development Committee and Corporate Governance Committee, and other governance-related policies;

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

As previously reported, in September 2007 we settled an investigation conducted by the U.S. Attorney’s Office for the District of New Jersey (U.S. Attorney) into financial relationships between major orthopaedic manufacturers and consulting orthopaedic surgeons. As part of that settlement, we entered into a five-year Corporate Integrity Agreement (CIA) with the Office of Inspector General of the Department of Health and Human Services (OIG-HHS). A copy of the CIA is filed as an exhibit to this report. If we do not comply with the terms of the CIA, we could be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

Challenging global economic conditions could adversely affect our results of operations.

During 2011, growth in the healthcare industry and our revenue growth were adversely affected by continuing challenges in the global economy. Although the U.S. economy is recovering from the worst recession in decades, unemployment remains high and consumer confidence remains low, resulting in reduced numbers of insured patients and the deferral of elective reconstructive procedures. Global economic conditions, particularly in Europe, our second-largest operating segment, remain uncertain. We believe that European austerity measures implemented to address the ongoing financial crisis contributed to decreased healthcare utilization and increased pricing pressure for some of our products. We cannot assure you that challenges in the global economy will not continue to negatively impact procedure volumes, average selling prices and reimbursement rates from third-party payors, any of which could adversely affect our results of operations. In addition, we have experienced delays in the collection of receivables from hospitals in certain countries that have national healthcare systems, including certain regions in Spain, Italy, Greece and Portugal, which are the countries most directly affected by the Euro zone crisis. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. Continuing high unemployment in the U.S., a worsening of the European financial crisis or a failure to receive payment of all or a significant portion of our European receivables could adversely affect our results of operations.

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

We sell our products in more than 100 countries and derived more than 45 percent of our net sales in 2011 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	complex data privacy requirements and labor relations laws;
•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;
•	effects of foreign anti-corruption laws, such as the UK Bribery Act;

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.

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

Pending and future intellectual property litigation and infringement claims could cause us to incur significant expenses or prevent us from selling our products.

A successful claim of patent or other intellectual property infringement against us could adversely affect our growth and profitability, in some cases materially. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement. We may be unaware of intellectual property rights of others that may cover some of our technology. If someone claims that our products infringed their intellectual property rights, any resulting litigation could be costly and time consuming and would divert the attention of management and key personnel from other business issues. If we were to lose such litigation involving material intellectual property rights, such loss could result in significant damage awards and injunctions that could prevent our manufacture and sale of affected products or require us to pay significant royalties in order to continue to manufacture or sell affected products.

Pending and future product liability claims and litigation could adversely impact our financial condition and results of operations and impair our reputation.

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As previously reported, we temporarily suspended the marketing and distribution of our Durom® Acetabular Component (Durom Cup) in the U.S. in July 2008. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future. We are also currently defending a number of other product liability lawsuits and claims related to various other products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

Although we maintain third-party product liability insurance coverage, we have substantial self-insured retention amounts that we must pay in full before obtaining any insurance proceeds to satisfy a judgment or settlement. Furthermore, even if any product liability loss is covered by our insurance, it is possible that claims against us may exceed the coverage limits of our insurance policies and we would have to pay the amount of any settlement or judgment that is in excess of our policy limits. Product liability claims in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

In May 2011, the IRS concluded its examinations of our U.S. federal returns for years 2005 through 2007 and issued income tax assessments reallocating profits between certain of our U.S. and foreign subsidiaries. We believe that we have followed applicable U.S. tax laws and will vigorously defend our income tax positions. However, the ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations and cash flows for future periods.

U.S. healthcare reform legislation includes provisions that may adversely affect our business and results of operations.

As the 2010 U.S. healthcare law continues to be phased in, we believe the law will have an impact on various aspects of our business operations. The 2013 imposition of the 2.3 percent medical device excise tax is forcing us to identify ways to reduce spending in other areas to offset the increased expense that we will incur because of the tax. We do not

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

expect to be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement per the healthcare law. Nor do we expect to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The level of difficulty in terms of complying with the medical device tax will depend on the regulations put forth by the U.S. Department of Treasury. In addition, the law’s Medicare payment reforms, such as accountable care organizations and bundled payments, will provide additional incentives for healthcare providers to reduce spending on our medical device products and reduce utilization of hospital procedures that use our products. Accordingly, while it is still too early to fully understand and predict the ultimate impact of the law on our business, ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

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

In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors reduce reimbursement levels to hospitals and other healthcare providers for our products, demand for our products may decline, or we may experience increased pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

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

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. To remain competitive, we must continue to develop and acquire new products and technologies. Competition is primarily on the basis of:

•	technology;
•	innovation;
•	quality;
•	reputation; and
•	customer service.

In markets outside of the U.S., other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.

Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.

Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

Moreover, the FDA recently issued several guidance documents that may impact the amount of data required for 510(k) clearance of new products. The guidance documents may also require additional submissions for minor changes to products currently on the market, where none were required in the past. Additionally, reauthorization of the Medical Device User Fee Act, to be completed by September 30, 2012, may lead to additional post-market requirements for certain 510(k) products. We expect these 510(k)-related changes could delay new products from reaching the market in the U.S. and increase the costs of introducing new products and features, which could adversely affect our business.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned /Leased	Square Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters and The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	118,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Statesville, North Carolina	Manufacturing & Warehousing	Owned	156,000
Dover, Ohio	Research & Development, Manufacturing &	Owned	140,000
	Warehousing	Leased	61,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Institute	Leased	115,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	97,000
Sydney, Australia	Offices & Warehousing	Leased	36,000
Vienna, Austria	Offices & Warehousing	Leased	18,000
Wemmel, Belgium	Offices & Warehousing	Leased	15,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Beijing, China	Offices & Manufacturing	Leased	80,000
Xianning, China	Offices, Research & Development & Manufacturing	Leased	53,000
Shanghai, China	Offices & Warehousing	Leased	18,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	51,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	47,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	24,000
Seoul, Korea	Offices & Warehousing	Leased	22,000
Utrecht, Netherlands	Offices & Warehousing	Leased	33,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	213,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	16,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	374,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Geneva, Switzerland	Offices, Research & Development & Manufacturing	Leased	15,000
Swindon, United Kingdom	Offices & Warehousing	Leased	70,000

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

ITEM 4.	[Removed and Reserved]

Not Applicable.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange for the calendar quarters of fiscal years 2011 and 2010 are set forth as follows:

Quarterly High-low Share Prices	High	Low
Year Ended December 31, 2011:
First Quarter	$65.22	$52.15
Second Quarter	$69.93	$59.49
Third Quarter	$66.03	$49.92
Fourth Quarter	$55.43	$47.00

Year Ended December 31, 2010:
First Quarter	$64.77	$54.72
Second Quarter	$62.50	$52.26
Third Quarter	$58.08	$46.27
Fourth Quarter	$54.99	$47.09

In December 2011, our Board of Directors declared a dividend of $0.18 per share to be paid in April 2012 to stockholders of record as of the close of business on March 30, 2012. Prior to this declaration, we had not paid dividends on our common stock since becoming a public company in 2001. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The number of holders of our common stock on February 10, 2012 was approximately 271,400. On February 10, 2012, the closing price of the common stock, as reported on the New York Stock Exchange, was $60.84 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
October 2011	1,274,600	$55.53	76,483,850	$228,665,592
November 2011	900,000	51.17	77,383,850	182,610,442
December 2011	553,000	47.90	77,936,850	1,500,000,000

Total	2,727,600	$52.55	77,936,850	$1,500,000,000

(1)	In December 2011, we announced a new program authorizing purchases of up to $1.5 billion of shares through December 31, 2014 and announced that we were no longer authorized to repurchase shares under prior programs.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

Summary of Operations	2011	2010	2009	2008	2007
Net sales	$4,451.8	$4,220.2	$4,095.4	$4,121.1	$3,897.5
Net earnings of Zimmer Holdings, Inc.	760.8	596.9	717.4	848.6	773.2
Earnings per common share
Basic	$4.05	$2.98	$3.34	$3.73	$3.28
Diluted	4.03	2.97	3.32	3.72	3.26
Dividends declared per share of common stock	$0.18	$–	$–	$–	$–
Average common shares outstanding
Basic	187.6	200.0	215.0	227.3	235.5
Diluted	188.7	201.1	215.8	228.3	237.5
Balance Sheet Data
Total assets	$8,515.3	$7,999.9	$7,785.5	$7,239.0	$6,633.7
Long-term debt	1,576.0	1,142.1	1,127.6	460.1	104.3
Other long-term obligations	557.4	384.0	328.5	353.9	328.4
Stockholders’ equity	5,514.8	5,771.3	5,638.7	5,653.9	5,452.4

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

OVERVIEW

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the year ended December 31, 2011.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of 2011 sales growth, which is 1 percentage point above the rate of growth from 2010 compared to 2009.

Volume and mix trends continued to be challenged by the global economy. We believe reconstructive procedure volumes in 2011 continued to be lower than historical utilization rates and lower than demographic trends would indicate. This effect was particularly pronounced in our Americas operating segment, where the impact of ongoing high unemployment and low consumer confidence contributed to softness.

Long-term indicators still point toward sustained growth driven by an aging global population, obesity, more active lifestyles, growth in emerging markets, new material technologies, advances in surgical techniques and proven clinical benefits of joint replacement procedures. In addition, the ongoing shift in demand to premium products, such as Prolong Highly Crosslinked Polyethylene, Trabecular Metal Technology products, hip stems with Kinectiv Technology, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global average selling prices declined by 1 percent in 2011 compared to 2010. Selling prices in the Americas, Europe and Asia Pacific declined by 2 percent, were flat, and declined by 1 percent, respectively, during 2011. We continue to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. Due to these pressures and a biannual price adjustment in Japan in April 2012, we expect selling prices will have approximately a negative 2 percent effect on sales on a global basis in 2012.

Foreign Currency Exchange Rates

For 2011, foreign currency exchange rates resulted in a 2 percent increase in sales. If foreign currency exchange rates remain consistent with 2011 year end rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect in 2012 of approximately 1 percent on sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Global Economic Conditions

We believe adverse conditions in the global economy continue to negatively affect elective hospital procedures. However, we continue to believe that procedure deferrals will diminish slowly over time, and that growth rates will trend higher as they track more in line with historical usage rates among the aging population. We believe these demographic trends will ultimately foster long-term sustained growth even if in the short-term the timing of these elective procedures continues to be adversely affected.

2012 Outlook

We estimate our sales will grow between 1 and 3 percent in 2012. Such sales growth assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed previously, we expect pricing to have a negative effect on sales growth of 2 percent, and foreign currency exchange rates to have a negative effect on sales growth of approximately 1 percent based upon December 31, 2011 rates.

Assuming currency rates remain at December 31, 2011 levels, we expect our gross margin to be between 74 and 75 percent of sales in 2012. This takes into account the cost pressures we have experienced from lower than planned manufacturing volumes, as well as anticipated losses from foreign currency hedges. However, if currency rates remain at December 31, 2011 levels the hedge losses we recognize in 2012 will be less than the hedge losses recognized in 2011. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be between 39.5 and 40.5 percent as we realize operational efficiencies from global restructuring and transformation initiatives and further leverage revenue growth.

We expect to incur approximately $100 million of expenses in 2012 related to certain restructuring and transformation initiatives. The programs are targeted at streamlining the organization and business processes. They

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

are expected to be mostly completed in 2012. We also expect to incur approximately $10 million for certain acquisition and integration costs connected with recent acquisitions. We expect to recognize the majority of these $110 million of expenses in “Special items” on our statement of net earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

Assuming variable rates remain at December 31, 2011 levels, we expect interest income and expense, net, to be approximately $65 million in 2012, which is higher than 2011 primarily due to a $550 million offering of senior notes completed in November 2011.

RESULTS OF OPERATIONS

Net Sales by Reportable Segment

The following tables present net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2011	2010	% Inc/(Dec)		Price
Americas	$2,440.8	$2,431.6	–%	2%	(2)%	–%
Europe	1,214.5	1,099.5	10	5	–	5
Asia Pacific	796.5	689.1	16	7	(1)	10

Total	$4,451.8	$4,220.2	5	4	(1)	2

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2010	2009	% Inc/(Dec)		Price
Americas	$2,431.6	$2,372.4	2%	3%	(1)%	–%
Europe	1,099.5	1,119.2	(2)	1	–	(3)
Asia Pacific	689.1	603.8	14	8	(2)	8

Total	$4,220.2	$4,095.4	3	3	(1)	1

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2011	2010	% Inc (Dec)		Price
Reconstructive
Knees	$1,825.1	$1,789.9	2%	1%	(2)%	3%
Hips	1,355.6	1,262.3	7	6	(2)	3
Extremities	163.4	150.1	9	8	(1)	2

Total	3,344.1	3,202.3	4	3	(2)	3

Dental	248.1	219.0	13	5	7	1
Trauma	285.8	245.5	16	13	–	3
Spine	225.0	234.4	(4)	(4)	(2)	2
Surgical and other	348.8	319.0	9	6	–	3

Total	$4,451.8	$4,220.2	5	4	(1)	2

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2010	2009	% Inc (Dec)		Price
Reconstructive
Knees	$1,789.9	$1,756.3	2%	3%	(2)%	1%
Hips	1,262.3	1,228.5	3	4	(2)	1
Extremities	150.1	135.6	11	10	–	1

Total	3,202.3	3,120.4	3	4	(2)	1

Dental	219.0	204.7	7	4	4	(1)
Trauma	245.5	234.8	5	1	2	2
Spine	234.4	253.6	(8)	(6)	(1)	(1)
Surgical and other	319.0	281.9	13	11	–	2

Total	$4,220.2	$4,095.4	3	3	(1)	1

The following table presents net sales by product category by region (dollars in millions):

	Year Ended December 31,
	2011	2010	2009	2011 vs. 2010 % Inc (Dec)	2010 vs. 2009 % Inc (Dec)
Reconstructive
Knees
Americas	$1,067.5	$1,110.5	$1,098.7	(4)%	1%
Europe	462.6	418.7	428.1	10	(2)
Asia Pacific	295.0	260.7	229.5	13	14
Hips
Americas	600.7	589.7	565.9	2	4
Europe	470.5	433.2	448.6	9	(3)
Asia Pacific	284.4	239.4	214.0	19	12
Extremities
Americas	125.0	115.9	103.7	8	12
Europe	27.5	24.4	23.9	13	2
Asia Pacific	10.9	9.8	8.0	12	22

Total	3,344.1	3,202.3	3,120.4	4	3

Dental
Americas	134.7	113.9	102.8	18	11
Europe	85.3	80.0	78.2	7	2
Asia Pacific	28.1	25.1	23.7	12	6
Trauma
Americas	145.5	130.1	125.9	12	3
Europe	63.5	50.2	52.7	26	(5)
Asia Pacific	76.8	65.2	56.2	18	16
Spine
Americas	150.9	166.5	192.6	(9)	(14)
Europe	53.5	51.5	46.9	4	10
Asia Pacific	20.6	16.4	14.1	25	17
Surgical and other
Americas	216.5	205.0	182.8	6	12
Europe	51.6	41.5	40.8	24	2
Asia Pacific	80.7	72.5	58.3	11	24

Total	$4,451.8	$4,220.2	$4,095.4	5	3

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Knees

Knee sales experienced 2 percent growth in each of the past two years, including double digit growth in Europe and Asia Pacific in 2011 offset by a decline in sales in the Americas. We estimate that industry procedure volumes were flat to slightly positive on a global basis in 2011, while pricing was negative. We believe procedure volumes will continue to be pressured from a cyclical downturn related to uncertain global economic conditions.

The NexGen Complete Knee Solution product line, including Gender Solutions Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, together with the Gender Solutions Natural-Knee Flex System, led knee sales. In addition, sales of the Gender Solutions Patello Femoral Joint and Zimmer Patient Specific Instruments exhibited growth.

In Europe, changes in foreign currency exchange rates affected knee sales in the years ended December 31, 2011 and 2010 by positive 4 percent and negative 2 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the years ended December 31, 2011 and 2010 by 9 percent and 10 percent, respectively.

Hips

Hip sales grew by 7 percent in 2011 driven by new product introductions, such as our Continuum Acetabular System and our Zimmer M/L Taper Stem with Kinectiv Technology. Additionally, negative publicity in the marketplace over the use of hip systems that use metal-on-metal technology may have contributed to an increase in sales of hip systems with alternative bearing surfaces. Metal-on-metal technology represents only a small portion of our hip sales. Therefore, our market share position may have benefited from customers using our hip systems instead of a competitor’s metal-on-metal system.

The Zimmer M/L Taper Stem, the Zimmer M/L Taper Stem with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem led hip stem sales. In addition, sales of the Continuum Acetabular System, Trilogy IT Acetabular System and Allofit IT Alloclassic Acetabular System and the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year periods, as were sales of BIOLOX delta Heads and Fitmore Hip Stems.

In Europe, changes in foreign currency exchange rates affected hip sales in the years ended December 31, 2011 and 2010 by positive 6 percent and negative 2 percent, respectively. In Asia Pacific, our December 2010 acquisition of Beijing Montagne Medical Device Co., Ltd. made a contribution to that operating segment’s sales growth in 2011. Additionally in Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the years ended December 31, 2011 and 2010 by 10 percent and 8 percent, respectively.

Extremities

Extremities delivered solid sales growth the past two years, led by the Zimmer Trabecular Metal Reverse Shoulder System and the Bigliani/Flatow Complete Shoulder Solution. Trabecular Metal Technology is playing a critical role in addressing previously unmet clinical needs in the expanding extremities market. We continue to see competitive pressure in this category, but expect that new product and instrument introductions will help to accelerate growth.

Dental

Dental experienced sales growth of 13 percent in 2011 compared to 7 percent growth in 2010, including a 7 percent increase in 2011 due to pricing. A significant portion of this pricing increase was due to a change in the agreement that started in the fourth quarter of 2010 by which we distribute certain regenerative products. Under the prior agreement, we did not take title to the products and only received a commission from the end-user sale. Under the new agreement, we take title to the product and recognize the final end-user sale along with the cost of products sold and any other selling-related costs. Sales were led by the Tapered Screw-Vent Implant System.

Trauma

Trauma sales increased by 16 percent in 2011 after experiencing 5 percent sales growth in 2010. In 2011, we continued the launch of the Zimmer Natural Nail System, which contributed significantly to our trauma sales. In addition to the Zimmer Natural Nail System, Zimmer Periarticular Locking Plates and the Zimmer NCB Plating System led trauma sales, while sales of cable products also made a strong contribution.

Spine

We experienced mid to high single digit sales declines in Spine each of the past two years. The sales declines have come from our Americas segment, as both Europe and Asia Pacific have experienced sales growth in each of the past two years. In the Americas segment, we have experienced operational challenges with our sales force, a difficult reimbursement landscape and a significant decline in sales of our Dynesys Dynamic Stabilization System. Overall, solid sales of the PathFinder and Sequoia Pedicle Screw Systems, our Universal Clamp System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys System.

Surgical and other

Surgical and other delivered solid sales growth the past two years. Surgical and other sales were led by PALACOS Bone Cement and tourniquet products. Our wound debridement products also made a strong contribution to sales results, as did our December 2010 acquisition of Sodem Diffusion S.A.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

The following table presents estimated* 2011 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Market Share	Zimmer Market Position
Reconstructive
Knees	$7.2	–%	26%	1
Hips	6.3	2	21	2
Extremities	1.4	10	12	3

Total	$14.9	1	23	1

Dental	$3.3	4	8	5
Trauma	$5.5	5	5	4
Spine***	$9.3	1	2	7

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

*** Spine includes related orthobiologics

Expenses as a Percent of Net Sales

Year Ended December 31,	2011	2010	2009	2011 vs. 2010 Inc (Dec)	2010 vs. 2009 Inc (Dec)
Cost of products sold	25.2%	24.0%	24.2%	1.2	(0.2)
Research and development	5.4	5.2	5.0	0.2	0.2
Selling, general and administrative	41.2	41.6	42.2	(0.4)	(0.6)
Certain claims	3.5	1.8	0.9	1.7	0.9
Goodwill impairment	–	4.8	1.8	(4.8)	3.0
Net curtailment and settlement	–	–	(0.8)	–	0.8
Special items	1.7	0.8	1.8	0.9	(1.0)
Operating margin	23.0	21.7	24.9	1.3	(3.2)

Cost of Products Sold

Gross margin declined in 2011 after minimal change from 2009 to 2010. The most significant impact on gross margin in 2011 was from our foreign currency hedging program. Under the program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. Due to the weakening of the U.S. Dollar in 2011, we recognized foreign currency hedge losses in costs of products sold versus hedge gains in 2010.

Also in 2011, lower selling prices, higher average costs per unit sold, and higher inventory step-up charges all contributed to lower gross margins. In 2010, lower average selling prices, higher average costs per unit sold and the impact of our hedging program also negatively affected gross margin, but were offset by lower excess and obsolescence charges from improved inventory management and certain product-specific matters that were experienced in 2009 which did not recur in 2010.

The following table reconciles the gross margin changes for 2011 and 2010:

Year Ended December 31,	2011	2010
Prior year gross margin	76.0%	75.8%
Lower average selling prices	(0.2)	(0.2)
Increased average cost per unit	(0.2)	(0.6)
Excess and obsolete inventory	–	0.9
Foreign currency exchange impact, net	(1.0)	(0.4)
Inventory step-up	(0.2)	0.3
Other	0.4	0.2

Current year gross margin	74.8%	76.0%

Operating Expenses

R&D expense and R&D expense as a percent of sales increased in each of the last two years. These increases are in line with our strategy to invest in new product development activities across nearly all of our product categories, as well as to increase spending on external research, clinical, regulatory and quality initiatives. We continue to expect R&D spending to be between 5 to 6 percent of sales in 2012.

SG&A has increased in dollars terms over the last three years, but has decreased as a percent of sales.

In 2011, SG&A increased in dollar terms from 2010 primarily due to variable selling and distribution expenses from higher sales, increased intangible asset amortization from acquisitions completed in December 2010 and higher bad debt expenses primarily from our Europe operating segment. These were partially offset by lower product liability charges recorded in SG&A related to the Durom Cup. For more information regarding Durom Cup claims, see Note 19 to the consolidated financial statements. SG&A as a percent of sales decreased by 40 basis points from 2010 reflecting disciplined spending and the effect of our transformation initiatives, which has lowered expenses such as salaries, wages and benefits.

In 2010, SG&A increased in dollar terms from 2009 primarily due to variable selling and distribution expenses from higher sales and from increased spending to fund medical education programs. SG&A as a percent of sales in 2010 decreased by 60 basis points from 2009, reflecting disciplined spending combined with a higher base of sales, and no expense in 2010 related to corporate monitoring that ended after the first quarter of 2009.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. Provisions of $75.0 million, $35.0 million and $69.0 million were originally recorded during 2010, 2009 and 2008, respectively, with an additional $157.8 million recorded during 2011, bringing the total provision to $336.8 million for these claims, excluding a subset of Durom Cup claims that were recorded in SG&A. For more information regarding these claims, see Note 19 to the consolidated financial statements.

In connection with our annual goodwill impairment tests performed in the fourth quarters of 2010 and 2009, we noted that the carrying values of the net assets of our U.S. Spine reporting unit were in excess of the reporting unit’s estimated

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

“Special items” expenses for the years ended December 31, 2011, 2010 and 2009 were $75.2 million, $34.7 million, and $75.3 million, respectively. In 2011, we continued reducing management layers and restructured certain areas, resulting in $23.1 million of severance and termination-related expenses. In 2011, we also incurred $26.0 million in consulting and professional fees associated with acquisitions and our business transformation initiatives. As a result of our acquisitions and transformation initiatives, we also incurred asset impairments, facility and employee relocation costs, contract termination expenses and other costs.

“Special items” in 2010 included expenses related to restructuring of our information technology infrastructure as well as our management structure. This resulted in $7.7 million of asset impairment charges and $6.7 million of employee severance and termination-related expenses. In 2010, we also incurred consulting and professional fees, facility and employee relocation costs, contract termination expenses and other various expenses resulting from acquisitions. “Special items” also included the impairment of an available-for-sale security that was acquired as part of a business acquisition and certain litigation related matters.

“Special items” in 2009 included a workforce realignment, which resulted in the elimination of positions in some areas and increases in others to support long-term growth. As a result of this realignment and headcount reductions from acquisitions, we incurred approximately $19.0 million of severance and termination-related expenses. Other “Special items” in 2009 included approximately $9.4 million of expenses related to contract termination costs, $23.4 million related to certain litigation matters that were recognized during the period and various costs related to acquisitions.

See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest expense decreased in 2011 after a significant increase in 2010 from 2009. In November 2009 we issued $1.0 billion of senior unsecured notes which was the primary cause of the increase in 2010. The decrease in interest expense in 2011 is the result of interest rate swap agreements we entered into in late 2010 and early 2011 to convert a portion of our fixed-rate debt into variable-rate debt. Interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments and higher returns on certain investments.

Our effective tax rate (ETR) on earnings before income taxes for the years ended December 31, 2011, 2010 and 2009 was 22.4 percent, 30.6 percent and 28.1 percent, respectively. The variation of our ETR has largely been affected by “Certain claims” and goodwill impairment charges. “Certain claims” expense favorably affects our ETR because it lowers the income within our U.S. operations relative to our foreign operations. Goodwill impairment charges negatively affect our ETR because no tax benefit is recorded on such charges. Additionally, in 2011 and 2010 our ETR was favorably impacted by the resolution of certain tax contingencies. These discrete items account for the majority of the variation in our ETRs in the past three years.

As a result of the revenues and expenses discussed previously, net earnings in 2011 increased 27 percent compared to 2010. In 2010, net earnings decreased 17 percent compared to 2009. Basic and diluted earnings per share increased 36 percent in 2011 compared to 2010, while 2010 basic and diluted earnings per share decreased 11 percent from 2009. The disproportionate change in earnings per share as compared to net earnings is attributed to the effect of share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP). Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Special items,” “Certain claims,” net curtailment and settlement and goodwill impairment, and the taxes on those items in addition to certain other tax adjustments. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2011, 2010 and 2009 were $905.6 million, $871.6 million, and $849.9 million, respectively, and our non-GAAP adjusted diluted earnings per share were $4.80, $4.33, and $3.94, respectively.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

Year Ended December 31,	2011	2010	2009
Net Earnings of Zimmer Holdings, Inc.	$760.8	$596.9	$717.4
Inventory step-up	11.4	1.4	12.5
Special items	75.2	34.7	75.3
Certain claims	157.8	75.0	35.0
Net curtailment and settlement	–	–	(32.1)
Goodwill impairment	–	204.0	73.0
Taxes on inventory step-up, special items, certain claims and net curtailment and settlement and tax adjustments related to resolution of certain tax matters*	(99.6)	(40.4)	(31.2)

Adjusted Net Earnings	$905.6	$871.6	$849.9

Year Ended December 31,	2011	2010	2009
Diluted EPS	$4.03	$2.97	$3.32
Inventory step-up	0.06	0.01	0.06
Special items	0.40	0.17	0.35
Certain claims	0.84	0.37	0.16
Net curtailment and settlement	–	–	(0.15)
Goodwill impairment	–	1.01	0.34
Taxes on inventory step-up, special items, certain claims and net curtailment and settlement and tax adjustments related to resolution of certain tax matters*	(0.53)	(0.20)	(0.14)

Adjusted Diluted EPS	$4.80	$4.33	$3.94

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,176.9 million in 2011 compared to $1,193.5 million in 2010. The principal source of cash from operating activities in 2011 was net earnings. Non-cash charges included in net earnings accounted for another $412.1 million of operating cash. All other items of operating cash flows in 2011 provided $4.8 million of cash. The lower cash flows provided by operating activities in the 2011 period were primarily due to lower receivable collections and increased product liability payments. We paid approximately $60 million, $45 million and $25 million in 2011, 2010 and 2009, respectively, related to Durom Cup product liability claims. We estimate the net remaining liability after insurance recovery for Durom Cup claims as of December 31, 2011, is $234.8 million. We expect to pay the majority of this amount over the next five years.

At December 31, 2011, we had 64 days of sales outstanding in trade accounts receivable, an increase of 6 days when compared to December 31, 2010, reflecting changes in certain accounts receivable factoring programs and the economic environment in our Europe operating segment. At December 31, 2011, we had 277 days of inventory on hand, a decrease of 30 days compared to December 31, 2010. Days of inventory on hand have decreased due to higher cost of products sold as a percentage of net sales, most notably from foreign currency hedge losses, and a reduction in U.S. consignment inventory that was achieved through new inventory management strategies.

Cash flows used in investing activities were $624.4 million in 2011, compared to $726.9 million in 2010. Additions to instruments decreased in 2011 compared to the 2010 period because the 2010 period included investments in new product launches, such as our Continuum Acetabular System, and included instrumentation in our knee product category, such as posterior referencing instrumentation. Spending on other property, plant and equipment increased in 2011 compared to the 2010 period as there were no significant infrastructure initiatives in 2010. During 2012, for both instruments and property, plant and equipment, we expect to purchase approximately $120 to $140 million. We feel this level of capital spending is necessary to support new product-related investments and replacement of older machinery and equipment. Beginning in 2009 and with more significance thereafter, we began investing some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. Acquired intellectual property rights relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of existing contractual arrangements. In the past three years, we have made various business acquisitions including ExtraOrtho, Inc., Beijing Montagne Medical Device Co., Ltd., Sodem Diffusion S.A. and certain foreign-based distributors.

Cash flows used in financing activities were $455.8 million for 2011, compared to $489.6 million in 2010. In 2011 and 2009, we issued senior unsecured notes in public offerings. We used some of the proceeds to repurchase our common stock and to repay outstanding debt on our revolving credit facilities.

In December 2011, our Board of Directors declared a dividend of $0.18 per share to be paid in April 2012 to stockholders of record as of the close of business on March 30, 2012. Based upon shares outstanding as of December 31, 2011, we would pay $32.1 million. We expect to continue paying cash dividends on a quarterly basis; however future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

We have four tranches of senior notes outstanding: $250 million aggregate principal amount of 1.4 percent notes due November 30, 2014, $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

We may redeem the senior notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 15 basis points in the case of the 2014 notes, 20 basis points in the case of the 2019 and 2021 notes, and 25 basis points in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the senior notes to the redemption date.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $143.0 million outstanding under the Senior Credit Facility at December 31, 2011, and an availability of $1,207.0 million. We intend to secure another senior credit facility in 2012 before our current Senior Credit Facility matures.

We also have available uncommitted credit facilities totaling $63.6 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2011, we had short-term and long-term investments in debt securities with a fair value of $672.7 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and therefore we believe the risk of default by the issuers is low.

As of December 31, 2011, $1,131.9 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $970.0 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of December 31, 2011, we had authority to repurchase up to $1.5 billion shares of common stock through December 31, 2014.

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2012	2013 and 2014	2015 and 2016	2017 and Thereafter
Long-term debt	$1,550.0	$–	$250.0	$–	$1,300.0
Interest payments	1,102.8	66.5	131.0	124.0	781.3
Operating leases	179.7	43.5	58.2	36.5	41.5
Purchase obligations	26.1	24.8	1.3	–	–
Other long-term liabilities	380.7	–	157.3	141.2	82.2

Total contractual obligations	$3,239.3	$134.8	$597.8	$301.7	$2,205.0

$48.2 million of the other long-term liabilities on our balance sheet are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2012. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

Also included in other long-term liabilities on our balance sheet are liabilities related to unrecognized tax benefits and corresponding interest and penalties thereon. Due to the uncertainties inherent in these liabilities, such as the ultimate timing and resolution of tax audits, we are unable to reasonably estimate the amount or period in which potential tax payments related to these positions will be made. Therefore, this table does not include any obligations related to unrecognized tax benefits. See Note 15 to our consolidated financial statements for further information on these unrecognized tax benefits.

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or at our discretion to maintain exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table. These payments could range from $0 to $72 million.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods. Significant accounting policies which require management’s judgment are discussed below.

Excess Inventory and Instruments – We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Accordingly, inventory and instruments are written down to their net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work-in-process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to inventory and instruments net realizable values based on market conditions, competitive offerings and other factors on a regular basis.

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

In addition to our general product liability, we have recorded provisions totaling $388.2 million related to the Durom Cup, including $162.0 million in 2011. See Note 19 to our consolidated financial statements for further discussion of the Durom Cup.

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

As a result, we recorded a goodwill impairment charge for the U.S. Spine reporting unit of $204.0 million during the year ended December 31, 2010. In the year ended December 31, 2009, we also recorded an impairment charge related to this reporting unit of $73.0 million. See Note 9 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges.

In our annual impairment testing in 2011, we employed a similar methodology of using income and market approaches to estimate fair value for the U.S. Spine reporting unit. The 2011 impairment test concluded that goodwill was not impaired. However, since goodwill had been written down to its implied fair value of $137.0 million in the prior year, the estimated fair value of the reporting unit was only 13 percent greater than its carrying value. Therefore, minor changes to the estimated

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

discounted cash flows or market conditions may cause us to recognize further impairment charges in the future.

We have six other reporting units with goodwill assigned to them. We estimated the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit, or by doing a qualitative assessment of changes in fair value from the prior year’s income approach. For each of those six reporting units, the estimated fair values substantially exceeded their carrying value.

As of December 31, 2011, we had intangible assets of $205.8 million related to trademarks and trade names, of which $192.3 million are classified as having an indefinite life. We currently have and anticipate future product development efforts that may replace the current products that use those trademarks and trade names. While it is anticipated, it is not certain that these new products will utilize these trademarks and trade names. If these new products do not use these trademarks and trade names, these assets may be impaired and/or their useful lives may need adjusted.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements to see how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

For contracts outstanding at December 31, 2011, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2012 through June 2014. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2011 were $1.3 billion. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2011 were $246.7 million. The weighted average contract rates outstanding at December 31, 2010 were Euro:USD 1.36, Swiss Franc:USD 0.91, USD:Japanese Yen 81.18, British Pound:USD 1.58, USD:Canadian Dollar 1.02, Australian Dollar:USD 0.91,

USD:Korean Won 1,159, USD:Swedish Krona 6.89, USD:Czech Koruna 18.32, USD:Thai Baht 31.54, USD:Taiwan Dollar 29.21, USD:South African Rand 8.12, USD:Russian Ruble 32.01 and USD:Indian Ruppee 48.98.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments are the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2011 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through 2013, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$53.7
Swiss Franc	23.4
Japanese Yen	33.4
British Pound	11.7
Canadian Dollar	7.6
Australian Dollar	11.4
Korean Won	2.8
Swedish Krona	2.3
Czech Koruna	0.6
Thai Baht	0.8
Taiwan Dollars	1.8
South African Rand	0.4
Russian Rubles	1.1
Indian Rupees	0.9

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

We had net investment exposures to net foreign currency denominated assets and liabilities of $2,404.7 million at December 31, 2011, primarily in Euros and Japanese Yen. $1,314.3 million of the net asset exposure at December 31, 2011 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

In 2010, we entered into interest rate swap agreements with a consolidated notional amount of $250 million that hedge a portion of our $500 million 4.625 percent Senior Notes due November 30, 2019. On the interest rate swap agreements outstanding as of December 31, 2011, we receive a fixed interest rate of 4.625 percent and we pay variable interest equal to the three-month LIBOR plus an average of 133 basis points.

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

In 2011, we entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen to hedge U.S. Dollar debt borrowed by our Japan subsidiary. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps is temporarily recorded in other comprehensive income and then recognized in interest expense when the hedged item affects net earnings. On the cross-currency interest rate swap agreements outstanding as of December 31, 2011, we pay a fixed interest rate of 0.1 percent and receive variable interest equal to the three-month LIBOR plus 18.5 basis points.

The cross-currency interest rate swap agreements manage foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt. We entered into these instruments in order to take advantage of a market situation where we could lock-in interest at a very low, fixed-rate on debt.

Based upon our overall interest rate exposure as of December 31, 2011, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, short-term and long-term investments, derivative instruments, counterparty transactions and accounts receivable.

We place our investments in highly-rated financial institutions or highly-rated debt securities and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents and investments.

We are exposed to credit loss if the financial institutions or counterparties issuing the debt security fail to perform. However, this loss is limited to the amounts, if any, by which the obligations of the counterparty to the financial instrument contract exceed our obligation. We also minimize exposure to credit risk by dealing with a diversified group of major financial institutions. We manage credit risk by monitoring the financial condition of our counterparties using standard credit guidelines. We do not anticipate any nonperformance by any of the counterparties.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables.

Repayment is dependent upon the financial stability of these industry sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is sponsored by the government. Because we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. We continue to monitor the financial crisis in the Euro zone and the indirect credit exposure we have to those governments through their public hospitals. In countries that have been widely recognized as presenting the highest risk, our accounts receivable, net of allowances for doubtful accounts, in Greece, Italy, Portugal and Spain total $231.1 million, or 28% of our total accounts receivable balance, net, with Italy and Spain accounting for $217.9 million of that amount. We are actively monitoring the situations in these countries and, to the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2011, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2011, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2012

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

	(in millions, except per share amounts)
For the Years Ended December 31,	2011	2010	2009
Net Sales	$4,451.8	$4,220.2	$4,095.4
Cost of products sold	1,122.0	1,012.2	990.7

Gross Profit	3,329.8	3,208.0	3,104.7

Research and development	238.6	218.5	205.7
Selling, general and administrative	1,834.1	1,759.1	1,729.0
Certain claims (Note 19)	157.8	75.0	35.0
Goodwill impairment (Note 9)	–	204.0	73.0
Net curtailment and settlement (Note 14)	–	–	(32.1)
Special items (Note 2)	75.2	34.7	75.3

Operating expenses	2,305.7	2,291.3	2,085.9

Operating Profit	1,024.1	916.7	1,018.8
Interest income	10.1	3.7	1.8
Interest expense	(55.3)	(60.2)	(22.4)

Earnings before income taxes	978.9	860.2	998.2
Provision for income taxes	218.9	263.3	280.8

Net earnings	760.0	596.9	717.4
Less: Net loss attributable to noncontrolling interest	(0.8)	–	–

Net Earnings of Zimmer Holdings, Inc.	$760.8	$596.9	$717.4

Earnings Per Common Share – Basic	$4.05	$2.98	$3.34

Earnings Per Common Share – Diluted	$4.03	$2.97	$3.32

Weighted Average Common Shares Outstanding
Basic	187.6	200.0	215.0
Diluted	188.7	201.1	215.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

	(in millions)
For the Years Ended December 31,	2011	2010	2009
Net Earnings	$760.0	$596.9	$717.4
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	4.6	(38.6)	114.0
Unrealized cash flow hedge gains/(losses), net of tax effects of $4.3 in 2011, $10.1 in 2010 and $8.9 in 2009	(30.6)	21.6	(28.9)
Reclassification adjustments on cash flow hedges, net of tax effects of $(16.7) in 2011, $(4.3) in 2010 and $(0.1) in 2009	24.5	(11.6)	(18.1)
Unrealized gains/(losses) on securities, net of tax effects of $0.0 in 2011, $0.3 in 2010 and $0.1 in 2009	0.2	(0.8)	(0.3)
Reclassification adjustments on securities, net of tax effects of $(1.2) in 2010	–	2.2	–
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax effects of $23.0 in 2011, $4.4 in 2010 and $(1.4) in 2009	(48.3)	(10.4)	51.9

Total Other Comprehensive Income (Loss)	(49.6)	(37.6)	118.6

Comprehensive Income	710.4	559.3	836.0
Comprehensive Loss Attributable to Noncontrolling Interest	(0.9)	–	–

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$711.3	$559.3	$836.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

	(in millions)
As of December 31,	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$768.3	$668.9
Short-term investments	455.5	265.1
Accounts receivable, less allowance for doubtful accounts	838.8	775.9
Inventories	929.8	936.4
Prepaid expenses and other current assets	73.7	127.7
Deferred income taxes	210.5	235.7

Total Current Assets	3,276.6	3,009.7
Property, plant and equipment, net	1,207.3	1,213.8
Goodwill	2,626.0	2,580.8
Intangible assets, net	798.5	827.1
Other assets	606.9	368.5

Total Assets	$8,515.3	$7,999.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143.3	$129.6
Income taxes	8.6	48.9
Short-term debt	143.3	–
Other current liabilities	571.9	524.0

Total Current Liabilities	867.1	702.5
Other long-term liabilities	557.4	384.0
Long-term debt	1,576.0	1,142.1

Total Liabilities	3,000.5	2,228.6

Commitments and Contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 255.9 million (254.6 million in 2010) issued	2.5	2.5
Paid-in capital	3,399.2	3,293.5
Retained earnings	6,426.8	5,699.4
Accumulated other comprehensive income	271.4	321.0
Treasury stock, 77.9 million shares (59.0 million shares in 2010)	(4,592.7)	(3,545.1)

Total Zimmer Holdings, Inc. stockholders’ equity	5,507.2	5,771.3
Noncontrolling interest	7.6	–

Total Stockholders’ Equity	5,514.8	5,771.3

Total Liabilities and Stockholders’ Equity	$8,515.3	$7,999.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

	(in millions)
	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity
Balance January 1, 2009	253.7	$2.5	$3,138.5	$4,385.5	$240.0	(30.1)	$(2,116.2)	$3.6	$5,653.9
Net earnings	–	–	–	717.4	–	–	–	–	717.4
Other comprehensive income	–	–	–	–	118.6	–	–	–	118.6
Purchase of noncontrolling interest	–	–	(5.0)	–	–	–	–	(3.6)	(8.6)
Stock compensation plans, including tax benefits	0.4	–	81.1	(0.4)	–	–	0.4	–	81.1
Share repurchases	–	–	–	–	–	(19.8)	(923.7)	–	(923.7)

Balance December 31, 2009	254.1	2.5	3,214.6	5,102.5	358.6	(49.9)	(3,039.5)	–	5,638.7
Net earnings	–	–	–	596.9	–	–	–	–	596.9
Other comprehensive loss	–	–	–	–	(37.6)	–	–	–	(37.6)
Stock compensation plans, including tax benefits	0.5	–	78.9	–	–	–	–	–	78.9
Share repurchases	–	–	–	–	–	(9.1)	(505.6)	–	(505.6)

Balance December 31, 2010	254.6	2.5	3,293.5	5,699.4	321.0	(59.0)	(3,545.1)	–	5,771.3
Net earnings	–	–	–	760.8	–	–	–	(0.8)	760.0
Other comprehensive loss	–	–	–	–	(49.6)	–	–	(0.1)	(49.7)
Business combination with a noncontrolling interest	–	–	–	–	–	–	–	8.5	8.5
Cash dividend declared of $0.18 per share of common stock	–	–	–	(32.1)	–	–	–	–	(32.1)
Stock compensation plans, including tax benefits	1.3	–	105.7	(1.3)	–	–	2.4	–	106.8
Share repurchases	–	–	–	–	–	(18.9)	(1,050.0)	–	(1,050.0)

Balance December 31, 2011	255.9	$2.5	$3,399.2	$6,426.8	$271.4	(77.9)	$(4,592.7)	$7.6	$5,514.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

	(in millions)
For the Years Ended December 31,	2011	2010	2009
Cash flows provided by (used in) operating activities:
Net earnings	$760.0	$596.9	$717.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	359.9	340.2	337.4
Goodwill impairment	–	204.0	73.0
Net curtailment and settlement	–	–	(32.1)
Share-based compensation	60.5	62.0	75.3
Income tax benefit from stock option exercises	12.9	4.2	3.5
Excess income tax benefit from stock option exercises	(5.0)	(1.3)	(0.4)
Inventory step-up	11.4	1.4	12.5
Deferred income tax provision	(19.7)	(72.5)	(19.7)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes payable	14.6	7.7	7.0
Receivables	(63.2)	(33.0)	(4.6)
Inventories	7.2	25.8	36.2
Accounts payable and accrued liabilities	20.0	(0.8)	(132.6)
Other assets and liabilities	18.3	58.9	44.6

Net cash provided by operating activities	1,176.9	1,193.5	1,117.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(155.4)	(192.5)	(123.7)
Additions to other property, plant and equipment	(113.8)	(79.2)	(105.1)
Acquisition of intellectual property rights	(18.9)	(8.5)	(35.8)
Purchases of investments	(662.1)	(413.3)	(66.4)
Sales of investments	394.8	67.5	–
Other business combination investments	(56.8)	(82.6)	(39.5)
Investments in other assets	(12.2)	(18.3)	(10.7)

Net cash used in investing activities	(624.4)	(726.9)	(381.2)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of notes	549.3	–	998.8
Net proceeds (payments) under revolving credit facilities	0.5	(2.2)	(330.0)
Debt issuance costs	(4.0)	–	(8.5)
Proceeds from employee stock compensation plans	43.4	16.9	9.5
Excess income tax benefit from stock option exercises	5.0	1.3	0.4
Acquisition of noncontrolling interest	–	–	(8.6)
Repurchase of common stock	(1,050.0)	(505.6)	(923.7)

Net cash used in financing activities	(455.8)	(489.6)	(262.1)

Effect of exchange rates on cash and cash equivalents	2.7	0.2	4.9

Increase (decrease) in cash and cash equivalents	99.4	(22.8)	479.1
Cash and cash equivalents, beginning of year	668.9	691.7	212.6

Cash and cash equivalents, end of year	$768.3	$668.9	$691.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

We design, develop, manufacture and market orthopaedic reconstructive, spinal and trauma devices, biologics, dental implants and related surgical products. We also provide other healthcare related services. Orthopaedic reconstructive devices restore function lost due to disease or trauma in joints such as knees, hips, shoulders and elbows. Dental reconstructive implants restore function and aesthetics in patients who have lost teeth due to trauma or disease. Spinal devices are utilized by orthopaedic surgeons and neurosurgeons in the treatment of degenerative diseases, deformities and trauma in all regions of the spine. Trauma products are devices used primarily to reattach or stabilize damaged bone and tissue to support the body’s natural healing process. Our related surgical products include surgical supplies and instruments designed to aid in orthopaedic surgical procedures and post-operation rehabilitation. We have operations in more than 25 countries and market our products in more than 100 countries. We operate in a single industry but have three reportable geographic segments, the Americas, Europe and Asia Pacific.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling financial interest. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. The consolidated financial statements for some of our international subsidiaries are for an annual period that ended on December 25, 2011, 2010 and 2009. Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation.

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

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2011, 2010 and 2009 were not significant.

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

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned, and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2011, 2010 and 2009.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $142.1 million, $129.1 million and

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

$121.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Litigation – We record a liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable a liability has been incurred and the amount of the loss can be reasonably estimated.

Special Items – We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting and professional fees and asset impairment charges connected with global restructuring, quality excellence and transformation initiatives, and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

For the Years Ended December 31,	2011	2010	2009
Adjustment or impairment of assets and obligations, net	$8.4	$11.4	$(1.5)
Consulting and professional fees	26.0	4.9	11.7
Employee severance and retention, including share-based compensation acceleration	23.1	6.7	19.0
Information technology integration	0.5	0.1	1.1
Vacated facilities	–	0.2	1.4
Facility and employee relocation	3.2	2.0	5.4
Distributor acquisitions	2.0	1.9	1.1
Certain litigation matters	0.1	(0.3)	23.4
Contract terminations	6.3	3.9	9.4
Other	5.6	3.9	4.3

Special items	$75.2	$34.7	$75.3

Adjustment or impairment of assets and obligations relates to impairment on assets that were acquired in business combinations, impairment of fixed assets related to our transformation initiatives or adjustments to certain liabilities of acquired companies due to changes in circumstances surrounding those liabilities subsequent to the related measurement period.

Consulting and professional fees relate to third-party consulting and professional fees related to our quality excellence and transformation initiatives, third-party consulting fees related to certain information system implementations, third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations, third-party fees related to severance and termination benefits matters and legal fees related to litigation matters involving acquired businesses that existed prior to our acquisition or resulted from our acquisition.

In 2011, 2010 and 2009, we terminated some employees as we reduced management layers, restructured certain areas, and commenced initiatives to focus on business opportunities that best support our strategic priorities. In 2011, 2010 and 2009, approximately 500, 60 and 300 employees, respectively, from across the globe were affected by these actions. As a result of these changes in our work force and headcount reductions from acquisitions, we incurred expenses related to severance benefits, redundant salaries as we worked through transition periods, share-based compensation acceleration and other employee termination-related costs. The majority of these termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid during the year they were incurred.

Information technology integration relates to the non-capitalizable costs associated with integrating the information systems of acquired businesses.

Vacated facilities relates to certain leased facilities we ceased using in 2010 and 2009. Accordingly, we recorded expense for the remaining lease payments, less estimated sublease recoveries, and wrote-off any assets being used in those facilities.

Facility and employee relocation relates to costs associated with relocating certain facilities, employee relocation resulting from our business combinations and salaries and benefits of employees who are involved with our transformation initiatives.

Over the past few years we have acquired a number of U.S. and foreign-based distributors. We have incurred various costs related to the consummation and integration of those businesses.

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

Investments – We invest our excess cash and cash equivalents in debt securities. Our investments include corporate debt securities, U.S. government and agency debt

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

securities, municipal bonds, foreign government debt securities, commercial paper and certificates of deposit and are classified and accounted for as available-for-sale. Available-for-sale debt securities are recorded at fair value on our consolidated balance sheet. Investments with a contractual maturity of less than one year are classified as short-term investments on our consolidated balance sheet, or in other non-current assets if the contractual maturity is greater than one year. Changes in fair value for available-for-sale securities are recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheet. We review our investments for other-than-temporary impairment at each reporting period. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statement of earnings in the period the determination is made. See Note 7 for more information regarding our investments.

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $17.2 million and $14.4 million as of December 31, 2011 and 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market, with cost determined on a first-in first-out basis.

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

Software Costs – We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to ten years.

Instruments – Instruments are hand-held devices used by surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost or realizable value. Instruments in the field are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. Depreciation of instruments is recognized as selling, general and administrative expense.

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the years ended December 31, 2010 and 2009, we recorded goodwill impairment charges of $204.0 million and $73.0 million, respectively, related to our U.S. Spine reporting unit. See Note 9 for more information regarding goodwill and goodwill impairment.

Intangible Assets – Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that we will not realize some portion or all of the deferred tax assets. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Federal income taxes are provided on the portion of the income of foreign subsidiaries that is expected to be remitted to the U.S.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Because income tax adjustments in certain jurisdictions can be significant, we record accruals representing management’s best estimate of the probable resolution of these matters. To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

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

Other Comprehensive Income – Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Other comprehensive income is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

Treasury Stock – We account for repurchases of common stock under the cost method and present treasury stock as a reduction of stockholders’ equity. We reissue common stock held in treasury only for limited purposes.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Noncontrolling Interest – On January 1, 2009, we adopted the FASB’s new guidance related to noncontrolling interests. This guidance changed the accounting and reporting for minority interests, which are now characterized as noncontrolling interests and classified as a component of equity. This adoption did not have a material impact on our consolidated financial statements. During the year ended December 31, 2009, we acquired 100 percent ownership of an outstanding noncontrolling interest for approximately $8.6 million. This purchase was recorded as an equity transaction and is reflected as a financing activity in our consolidated statement of cash flows. As a result, the carrying balance of the noncontrolling interests of $3.6 million was eliminated, and the remaining $5.0 million, representing the difference between the purchase price and carrying balance, was recorded as a reduction in paid-in capital.

In 2011, we made an investment in a company in which we acquired a controlling financial interest, but not 100 percent of the equity. Further information related to the noncontrolling interests of that investment has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements – In 2011, the FASB issued an accounting standard update (ASU) that allowed companies when performing their annual goodwill impairment test to do a qualitative assessment to evaluate whether impairment has occurred versus performing a quantitative calculation of estimated fair value. We elected to early adopt this standard and performed a qualitative assessment on three of our reporting units that in prior years had estimated fair values that were substantially in excess of their carrying values. This ASU just changed the methodology of testing for goodwill impairment and would not affect the outcome of impairment testing. Therefore, it did not have an effect on our financial position, results of operations or cash flows.

In 2011 the FASB issued an ASU requiring companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU also required the reclassifications adjustments from accumulated other comprehensive income to net income be presented on the statement of earnings by line item, but this provision of the ASU has been delayed indefinitely. The requirement regarding presentation of net income and other comprehensive income in a single or two separate, but consecutive, statements will be effective for us on January 1, 2012. The ASU only changes the presentation requirements of other comprehensive income and does not change any accounting for other comprehensive income and therefore will have no effect on our financial position, results of operations or cash flows. We intend to show other comprehensive income in a separate, consecutive statement and have already done so in this Annual Report on Form 10-K. Information regarding our reclassification adjustments to net income may already be found on our Consolidated Statements of Comprehensive Income, Note 13 and Note 14.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	SHARE-BASED COMPENSATION

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), and an employee stock purchase plan. Share-based compensation expense is as follows (in millions):

For the Years Ended December 31,	2011	2010	2009
Stock options	$41.7	$47.6	$61.9
RSUs and other	18.8	14.4	13.4

Total expense, pre-tax	60.5	62.0	75.3
Tax benefit related to awards	(17.8)	(16.2)	(20.9)

Total expense, net of tax	$42.7	$45.8	$54.4

Share-based compensation cost capitalized as part of inventory for the years ended December 31, 2011, 2010 and 2009 was $8.8 million, $12.2 million, and $17.2 million, respectively. As of December 31, 2011 and 2010, approximately $4.8 million and $6.6 million of capitalized costs remained in finished goods inventory.

Stock Options

We had two equity compensation plans in effect at December 31, 2011: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeds the 2006 Stock Incentive Plan (2006 Plan) and the TeamShare Stock Option Plan (TeamShare Plan). Following stockholder approval of the 2009 Plan in May 2009, no further awards were granted under the 2006 Plan or under the TeamShare Plan, and shares remaining available for grant under those plans have been merged into the 2009 Plan. Vested and unvested stock options and unvested restricted stock and RSUs previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2011. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2011, an aggregate of 10.6 million shares were available for future grants and awards under these plans.

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

A summary of stock option activity for the year ended December 31, 2011 is as follows (options in thousands):

			Weighted
		Weighted	Average
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Stock Options	Price	Life	(in millions)
Outstanding at January 1, 2011	17,438	$66.76
Options granted	1,617	60.07
Options exercised	(1,137)	35.21
Options cancelled	(416)	59.32
Options expired	(754)	75.21

Outstanding at December 31, 2011	16,748	$68.04	5.4	$27.2

Vested or expected to vest as of December 31, 2011	16,224	$68.40	5.3	$26.0

Exercisable at December 31, 2011	12,608	$71.30	4.5	$16.5

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. Expected volatility was derived from the implied volatility of traded options on our stock that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate is determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. We used a dividend yield of zero percent as we had not paid any dividends since becoming a public company in 2001. In December 2011, we declared our first dividend and, accordingly, we will take our new dividend policy into consideration in our assumptions for future grants.

The following table presents information regarding the weighted average fair value for stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

For the Years Ended December 31,	2011	2010	2009
Dividend yield	–%	–%	–%
Volatility	26.1%	26.3%	41.6%
Risk-free interest rate	2.2%	2.8%	1.7%
Expected life (years)	6.1	5.9	5.4
Weighted average fair value of options granted	$18.33	$18.17	$16.02
Intrinsic value of options exercised (in millions)	$27.5	$8.5	$3.3

As of December 31, 2011, there was $45.3 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.3 years.

RSUs

We have awarded RSUs to our employees. The terms of the awards have been either four or five years with vesting occurring ratably on the anniversary date of the award. However, based upon meeting certain criteria, as established under our equity compensation plans, these awards may

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

accelerate upon retirement after the first anniversary date of the award. Accordingly, the requisite service period used for share-based payment expense ranges from one to five years.

A summary of nonvested RSU activity for the year ended December 31, 2011 is as follows (in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2011	948	$52.30
Granted	651	60.14
Vested	(195)	48.18
Forfeited	(217)	58.95

Outstanding at December 31, 2011	1,187	56.25

The fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2011, we estimate that approximately 1,067,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2011 was $38.0 million and is expected to be recognized over a weighted average period of 2.7 years. The fair value of RSUs vesting during the years ended December 31, 2011, 2010 and 2009 based upon our stock price on the date of vesting was $11.8 million, $3.2 million and $7.0 million, respectively.

4.	INVENTORIES

Inventories consisted of the following (in millions):

As of December 31,	2011	2010
Finished goods	$743.0	$757.3
Work in progress	47.8	47.0
Raw materials	139.0	132.1

Inventories	$929.8	$936.4

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended December 31, 2011, 2010 and 2009 were $47.6 million, $45.8 million and $81.7 million, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

As of December 31,	2011	2010
Land	$22.3	$22.0
Building and equipment	1,196.8	1,162.0
Capitalized software costs	208.4	172.0
Instruments	1,509.2	1,365.6
Construction in progress	76.4	66.5

	3,013.1	2,788.1
Accumulated depreciation	(1,805.8)	(1,574.3)

Property, plant and equipment, net	$1,207.3	$1,213.8

Depreciation expense was $266.1 million, $247.9 million and $244.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

6.	ACQUISITIONS

We made a number of business acquisitions during the years 2011, 2010 and 2009. In November 2011 we acquired ExtraOrtho, Inc. (ExtraOrtho). The ExtraOrtho acquisition enhances our position in the estimated $820 million external fixation market. In December 2010 we acquired Beijing Montagne Medical Device Co., Ltd. (Montagne) and Sodem Diffusion S.A. (Sodem). The Montagne acquisition makes us a significant provider of orthopaedic solutions in China and provides product lines tailored exclusively to the rapidly growing Chinese market. The Sodem acquisition broadens our portfolio of surgical power tools and strengthens our position in the estimated $1 billion surgical power tool market. Additionally, we have acquired a number of foreign-based distributors during the three year period.

The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being allocated to goodwill. The estimated fair values of the ExtraOrtho assets are preliminary. Pro forma financial information and other information required have not been included as the acquisitions did not have a material impact upon our financial position or results of operations.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

7.	INVESTMENTS

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of December 31, 2011
Corporate debt securities	$324.8	$0.2	$(0.3)	$324.7
U.S. government and agency debt securities	177.1	0.1	–	177.2
Municipal bonds	1.0	–	–	1.0
Foreign government debt securities	6.8	–	–	6.8
Commercial paper	74.5	–	–	74.5
Certificates of deposit	88.5	–	–	88.5

Total short and long-term investments	$672.7	$0.3	$(0.3)	$672.7

As of December 31, 2010
Corporate debt securities	$203.9	$0.1	$(0.2)	$203.8
U.S. government and agency debt securities	47.9	–	–	47.9
Municipal bonds	1.1	–	–	1.1
Foreign government debt securities	10.3	–	–	10.3
Commercial paper	16.1	–	–	16.1
Certificates of deposit	131.5	–	(0.1)	131.4

Total short and long-term investments	$410.8	$0.1	$(0.3)	$410.6

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	As of December 31, 2011		As of December 31, 2010
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$164.5	$(0.3)	$126.1	$(0.2)
Certificates of deposit	–	–	50.6	(0.1)

Total	$164.5	$(0.3)	$176.7	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 97 securities were in an unrealized loss position as of December 31, 2011.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of December 31, 2011 are temporary because we do not intend to sell these investments before maturity, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

As of December 31, 2011	Amortized Cost	Fair Value
Due in one year or less	$455.4	$455.5
Due after one year through two years	217.3	217.2

Total	$672.7	$672.7

8.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$324.7	$–	$324.7	$–
U.S. government and agency debt securities	177.2	–	177.2	–
Municipal bonds	1.0	–	1.0	–
Foreign government debt securities	6.8	–	6.8	–
Commercial paper	74.5	–	74.5	–
Certificates of deposit	88.5	–	88.5	–

Total available-for-sale securities	672.7	–	672.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	–	18.3	–
Interest rate swaps	27.8	–	27.8	–

	$718.8	$–	$718.8	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$25.2	$–	$25.2	$–
Cross-currency interest rate swaps	8.2	–	8.2	–

	$33.4	$–	$33.4	$–

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$203.8	$–	$203.8	$–
U.S. government and agency debt securities	47.9	–	47.9	–
Municipal bonds	1.1	–	1.1	–
Foreign government debt securities	10.3	–	10.3	–
Commercial paper	16.1	–	16.1	–
Certificates of deposit	131.4	–	131.4	–

Total available-for-sale securities	410.6	–	410.6	–
Derivatives, current and long-term
Foreign currency forward contracts and options	34.5	–	34.5	–
Interest rate swaps	1.5	–	1.5	–

	$446.6	$–	$446.6	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$40.0	$–	$40.0	$–

	$40.0	$–	$40.0	$–

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

The following nonfinancial assets were measured at fair value on a nonrecurring basis (in millions):

		Fair Value Measurements Using:
Description	Year Ended December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$137.0	$–	$–	$137.0	$204.0

	$137.0	$–	$–	$137.0	$204.0

		Fair Value Measurements Using:
Description	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Goodwill	$342.9	$–	$–	$342.9	$73.0

	$342.9	$–	$–	$342.9	$73.0

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The fair value of the reporting unit’s assets and liabilities was determined by using the same methods that are used in business combination purchase accounting. See Note 9 for further information regarding this goodwill impairment.

In 2009, the implied fair value of goodwill was determined using the same methodologies utilized in the 2010 valuation.

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2010
Goodwill	$1,547.9	$1,173.1	$135.5	$2,856.5
Accumulated impairment losses	(73.0)	–	–	(73.0)

	1,474.9	1,173.1	135.5	2,783.5
U.S. Spine reporting unit impairment	(204.0)	–	–	(204.0)
Acquisitions	13.1	3.7	37.3	54.1
Currency translation	1.8	(69.7)	15.1	(52.8)

Balance at December 31, 2010
Goodwill	1,562.8	1,107.1	187.9	2,857.8
Accumulated impairment losses	(277.0)	–	–	(277.0)

	1,285.8	1,107.1	187.9	2,580.8
Acquisitions	26.7	6.6	–	33.3
Currency translation	(0.8)	4.7	8.0	11.9

Balance at December 31, 2011
Goodwill	1,588.7	1,118.4	195.9	2,903.0
Accumulated impairment losses	(277.0)	–	–	(277.0)

	$1,311.7	$1,118.4	$195.9	$2,626.0

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

In the 2009 period, factors that contributed to the estimated fair value of the reporting unit being below its carrying value included a decrease in projected revenues related to the Dynesys Dynamic Stabilization System. This product line experienced increased competition and insurance reimbursement issues in 2009. We had been seeking approval from the FDA to market this product differently in the U.S., which would have enhanced its position in the market. However, in November 2009 an FDA advisory panel issued a non-approvable recommendation, increasing the uncertainty of the estimated future cash flows at that time. In addition to the Dynesys product, revenues from other products had been affected as we worked through the integration of the sales channel following an acquisition.

For our annual impairment testing in 2010, factors in the broader U.S. spine marketplace as well as company specific factors contributed to a further decrease in the estimated fair value of the reporting unit. At the time of our 2009 impairment test, we estimated that the U.S. spine market was experiencing year-over-year revenue growth in the low double digits that would continue into the foreseeable future. Since the time of our 2009 test, year-over-year growth continued to decelerate and after multiple quarters of deceleration we estimated this may be a longer-term trend instead of a temporary phenomenon. In our 2010 impairment test, we concluded that year-over-year growth had fallen to the low to mid single digits which we estimate to be the trend in the near-term. A portion of this decrease has come from lower pricing as hospitals try to reduce their costs.

Another factor in the lower growth trend included increased scrutiny from insurance companies and continued discussion in the healthcare community on whether certain spine procedures are necessary. As an example, late in the third quarter of 2010 in one state an insurer provided notice that starting January 1, 2011, the insurer would require prior review and certification that the patient has met specific clinical criteria before the procedure would be covered. While revenues from these procedures in this one state are not significant to our overall revenues, it caused uncertainty on whether more insurers may take similar actions.

As discussed above, we believed such deceleration and uncertainty as to revenue growth also decreased the valuations of other spine companies in the U.S. market and thus affected our estimated fair value of our U.S. Spine reporting unit.

In addition, following the FDA advisory panel decision in November 2009 we continued to evaluate our regulatory options for marketing the Dynesys product differently. In 2010, we concluded that obtaining regulatory approval would take more time and cost more money than originally expected. This conclusion also contributed to the decrease in our estimated fair value of the reporting unit.

As a result, we recorded goodwill impairment charges of $204.0 million and $73.0 million during the years ended December 31, 2010 and 2009, respectively.

In our 2011 impairment test, we concluded that the estimated fair value of the U.S. Spine reporting unit was 13 percent higher than its carrying value.

We have six other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For three of those reporting units, in 2011 we only performed a qualitative assessment of changes in fair value as allowed by a new accounting pronouncement as discussed in Note 2. For each of those six reporting units, the estimated fair value substantially exceeded its carrying value.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We will continue to monitor the fair value of our U.S. Spine reporting unit as well as our other six reporting units in our interim and annual reporting periods. If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) if we are not able to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates, which will impact our estimated fair values.

The components of identifiable intangible assets are as follows (in millions):

	Core Technology	Developed Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$530.8	$172.5	$40.4	$164.3	$82.7	$1,134.8
Accumulated amortization	(59.9)	(255.5)	(100.2)	(26.9)	(46.7)	(39.4)	(528.6)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	192.3	–	–	192.3

Total identifiable intangible assets	$84.2	$275.3	$72.3	$205.8	$117.6	$43.3	$798.5

As of December 31, 2010:
Intangible assets subject to amortization:
Gross carrying amount	$144.1	$511.5	$153.7	$36.8	$147.7	$70.0	$1,063.8
Accumulated amortization	(52.0)	(219.3)	(73.4)	(23.4)	(32.8)	(33.1)	(434.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	–	197.3	–	–	197.3

Total identifiable intangible assets	$92.1	$292.2	$80.3	$210.7	$114.9	$36.9	$827.1

We currently have and anticipate future product development efforts that may replace the current products that use our trademarks and trade names. While it is anticipated, it is not certain that these new products will utilize these trademarks and trade names. If these new products do not use these trademarks and trade names, these assets may be impaired and/or their useful lives may need adjusted.

Intangible amortization expense was recorded as follows (in millions):

For the Years Ended December 31,	2011	2010	2009
Cost of products sold	$26.7	$33.1	$33.6
Selling, general and administrative	67.1	59.2	59.6

Total intangible amortization	$93.8	$92.3	$93.2

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2011 for the years ending December 31, 2012 through 2016 is (in millions):

For the Years Ending December 31,
2012	$94.1
2013	88.1
2014	84.9
2015	71.4
2016	67.1
10.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities consisted of the following (in millions):

As of December 31,	2011	2010
Other current liabilities:
License and service agreements	$106.1	$108.5
Certain claims accrual (Note 19)	50.0	42.5
Salaries, wages and benefits	116.5	118.1
Accrued liabilities	299.3	254.9

Total other current liabilities	$571.9	$524.0

Other long-term liabilities:
Long-term income tax payable	$125.8	$113.5
Certain claims accrual (Note 19)	261.1	90.3
Other long-term liabilities	170.5	180.2

Total other long-term liabilities	$557.4	$384.0

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

11.	DEBT

Our debt consisted of the following (in millions):

As of December 31,	2011	2010
Short-term debt
Senior Credit Facility	$143.0	$–
Other short-term debt	0.3	–

Total short-term debt	$143.3	$–

Long-term debt
Senior Notes due 2014	$250.0	$–
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	–
Senior Notes due 2039	500.0	500.0
Debt discount	(1.8)	(1.2)
Adjustment related to interest rate swaps	27.8	1.5
Senior Credit Facility	–	141.8

Total long-term debt	$1,576.0	$1,142.1

In November 2011, we sold $250 million aggregate principal amount of our 1.4 percent Senior Notes due November 30, 2014 (2014 Notes) and $300 million aggregate principal amount of our 3.375 percent Senior Notes due November 30, 2021 (2021 Notes, and together with the 2014 Notes, the 2011 Notes) in a public offering. Interest is payable on May 30 and November 30 of each year until maturity. We received net proceeds of $549.3 million, net of an offering discount of $0.7 million. The 2014 Notes and 2021 Notes carry an effective interest rate of 1.424 percent and 3.396 percent, respectively.

In November 2009, we sold $500 million aggregate principal amount of our 4.625 percent Senior Notes due November 30, 2019 (2019 Notes) and $500 million aggregate principal amount of our 5.75 percent Senior Notes due November 30, 2039 (2039 Notes, and together with the 2019 Notes the 2009 Notes) in a public offering. Interest is payable on May 30 and November 30 of each year until maturity. We received net proceeds of $998.8 million, net of an offering discount of $1.2 million. The 2019 Notes and 2039 Notes carry an effective interest rate of 4.634 percent and 5.762 percent, respectively.

The aggregate estimated fair values of the 2011 Notes and 2009 Notes (together, the Senior Notes) as of December 31, 2011 and 2010 was $1,693.0 million and $1,022.0 million, respectively.

We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 15 basis points in the case of the 2014 Notes, 20 basis points in the case of the 2019 Notes and 2021 Notes, and 25 basis points in the case of the 2039 Notes. We will also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

In December 2010, we entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our Senior Notes due 2019. See Note 13 for additional information regarding the interest rate swap agreements.

We have a five year $1,350 million senior credit agreement (Senior Credit Facility). The Senior Credit Facility is a revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012. Available borrowings under the Senior Credit Facility at December 31, 2011 were $1,207.0 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0 and a minimum interest coverage ratio of 3.5 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2011. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. Borrowings under the Senior Credit Facility at December 31, 2011 were U.S. Dollar-based and at December 31, 2010 were Japanese Yen-based borrowings.

We also have available uncommitted credit facilities totaling $63.6 million.

At December 31, 2011, the weighted average interest rate for short-term and long-term borrowings was 0.1 percent and 3.8 percent, respectively. We paid $55.0 million, $59.8 million and $17.0 million in interest during 2011, 2010 and 2009, respectively.

12.	OTHER COMPREHENSIVE INCOME

Other comprehensive income items represent certain amounts that are reported as components of shareholders’ equity in our consolidated balance sheet, including foreign currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and pension liability adjustments.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Accumulated other comprehensive income consisted of the following:

As of December 31,	2011	2010
Foreign currency translation	$399.4	$394.8
Cash flow hedges	(10.1)	(4.0)
Unrealized loss on securities	–	(0.2)
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(117.9)	(69.6)

Accumulated other comprehensive income	$271.4	$321.0

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

We use interest rate derivative instruments to manage our exposure to interest rate movements by converting fixed-rate debt into variable-rate debt. Under these agreements, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The objective of the instruments is to more closely align interest expense with interest income received on cash and cash equivalents. These derivative instruments are designated as fair value hedges under GAAP. Changes in the fair value of the derivative instrument are recorded in current earnings and are offset by gains or losses on the underlying debt instrument.

In 2010, we entered into multiple nine-year fixed-to-variable interest rate swap agreements with a total notional amount of $250 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation of our 2019 Notes. We receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points on these interest rate swap agreements.

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

For forward contracts and options outstanding at December 31, 2011, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2012 through June 2014. As of December 31, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.3 billion. As of December 31, 2011, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $246.7 million.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In 2011, our subsidiary in Japan, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our Senior Credit Facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we have entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps is temporarily recorded in other comprehensive income and then recognized in interest expense when the hedged item affects net earnings. We pay a fixed interest rate of 0.1 percent and receive variable interest equal to the three-month LIBOR plus 18.5 basis points on these cross-currency interest rate swap agreements.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statement of earnings (in millions):

		Gain on Instrument		Loss on Hedged Item
	Location on Statement of Earnings	Year Ended December 31,		Year Ended December 31,
Derivative Instrument		2011	2010	2011	2010
Interest rate swaps	Interest expense	$26.3	$1.5	$(26.3)	$(1.5)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2011 and 2010.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2011	2010	2009	Location on Statement of Earnings	2011	2010	2009
Foreign exchange forward contracts	$(34.9)	$11.2	$(35.8)	Cost of products sold	$(32.9)	$7.3	$16.8
Foreign exchange options	(0.2)	0.3	(2.0)	Cost of products sold	–	–	1.2
Cross-currency interest rate swaps	0.2	–	–	Interest expense	(8.3)	–	–

	$(34.9)	$11.5	$(37.8)		$(41.2)	$7.3	$18.0

The net amount recognized in earnings during the years ended December, 2011, 2010 and 2009 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2011, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $22.8 million, or $10.1 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $16.3 million, or $6.8 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statement of earnings (in millions):

	Location on Statement of Earnings	Year Ended December 31,
Derivative Instrument		2011	2010	2009
Foreign exchange forward contracts	Cost of products sold	$2.7	$3.3	$(10.3)

Total		$2.7	$3.3	$(10.3)

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2011 and December 31, 2010, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$24.9	Other current assets	$32.2
Foreign exchange options	Other current assets	1.4	Other current assets	0.4
Foreign exchange forward contracts	Other assets	14.5	Other assets	11.6
Foreign exchange options	Other assets	1.0	Other assets	2.3
Interest rate swaps	Other assets	27.8	Other assets	1.5

Total asset derivatives		$69.6		$48.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$35.6	Other current liabilities	$37.6
Cross-currency interest rate swaps	Other current liabilities	8.2	Other current liabilities	–
Foreign exchange forward contracts	Other long-term liabilities	13.1	Other long-term liabilities	14.4

Total liability derivatives		$56.9		$52.0

14.	RETIREMENT BENEFIT PLANS

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

We use a December 31 measurement date for our benefit plans.

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009
Service cost	$11.4	$10.9	$12.3	$16.8	$14.6	$13.7
Interest cost	13.0	11.5	10.6	7.3	6.7	6.8
Expected return on plan assets	(21.9)	(18.1)	(16.4)	(9.6)	(8.0)	(8.2)
Curtailment	–	–	0.4	–	–	–
Amortization of prior service cost	–	(0.1)	0.1	(0.8)	(0.7)	(0.7)
Amortization of unrecognized actuarial loss	6.2	2.4	4.1	1.2	1.2	1.9

Net periodic benefit cost	$8.7	$6.6	$11.1	$14.9	$13.8	$13.5

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.82%	6.26%	5.79%	2.82%	3.19%	3.40%
Rate of compensation increase	3.81%	3.80%	3.84%	2.64%	2.63%	2.39%
Expected long-term rate of return on plan assets	7.75%	7.50%	7.75%	4.01%	4.12%	4.16%

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

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

Changes in projected benefit obligations and plan assets were (in millions):

	U.S. and Puerto Rico		Non-U.S.
For the Years Ended December 31,	2011	2010	2011	2010
Projected benefit obligation – beginning of year	$227.1	$187.6	$226.5	$197.3
Service cost	11.4	10.9	16.8	14.6
Interest cost	13.0	11.5	7.3	6.7
Employee contributions	–	–	15.9	12.6
Benefits paid	(4.5)	(3.6)	(36.7)	(18.1)
Actuarial loss	43.0	20.7	0.4	0.2
Prior service cost	–	–	(1.6)	–
Expenses paid	–	–	(0.1)	–
Translation loss	–	–	6.6	13.2

Projected benefit obligation – end of year	$290.0	$227.1	$235.1	$226.5

Plan assets at fair market value – beginning of year	$244.9	$202.1	$206.0	$179.0
Actual return on plan assets	(2.1)	23.2	(2.5)	6.8
Employer contributions	36.8	23.2	16.0	14.0
Employee contributions	–	–	15.9	12.6
Benefits paid	(4.5)	(3.6)	(36.7)	(18.1)
Expenses paid	–	–	(0.1)	–
Translation gain	–	–	6.5	11.7

Plan assets at fair market value – end of year	$275.1	$244.9	$205.1	$206.0

Funded status	$(14.9)	$17.8	$(30.0)	$(20.5)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$–	$27.0	$4.3	$3.0
Short-term accrued benefit liability	(1.0)	(0.7)	–	–
Long-term accrued benefit liability	(13.9)	(8.5)	(34.3)	(23.5)

Net amount recognized	$(14.9)	$17.8	$(30.0)	$(20.5)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$0.6	$0.6	$(6.7)	$(5.7)
Unrecognized actuarial loss	140.4	79.5	45.5	33.5

Total amount recognized	$141.0	$80.1	$38.8	$27.8

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2012 (in millions):

	U.S. and Puerto Rico	Non-U.S.
Unrecognized prior service cost	$–	$(0.9)
Unrecognized actuarial loss	13.0	2.0

	$13.0	$1.1

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
For the Years Ended December 31,	2011	2010	2009	2011	2010	2009
Discount rate	5.05%	5.82%	6.26%	2.49%	2.82%	3.25%
Rate of compensation increase	3.81%	3.80%	3.80%	2.76%	2.61%	2.46%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
As of December 31,	2011	2010	2011	2010
Projected benefit obligation	$290.0	$9.2	$211.5	$200.7
Plan assets at fair market value	275.1	–	177.3	177.3

Plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
As of December 31,	2011	2010	2011	2010
Accumulated benefit obligation	$22.4	$6.1	$190.4	$167.2
Plan assets at fair market value	13.0	–	168.7	154.1

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $241.3 million and $182.1 million as of December 31, 2011 and 2010, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $219.9 million and $212.9 million as of December 31, 2011 and 2010, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Non-U.S.
2012	$6.9	$16.1
2013	6.9	16.2
2014	8.4	15.8
2015	9.6	16.5
2016	11.1	15.7
2017-2021	81.1	103.0

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while avoiding risk. We have established target ranges of assets held by the plans of 45 to 50 percent for equity securities, 35 to 40 percent for debt securities and 5 to 10 percent in non-traditional investments. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. The investments in the plans may be rebalanced quarterly based upon the target asset allocation of the plans.

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

The investment strategies of non-U.S. based plans vary according to the plan provisions and local laws. The majority of the assets in non-U.S. based plans are located in Switzerland-based plans. These assets are held in trusts and are commingled with the assets of other Swiss companies with representatives of all the companies making the investment decisions. The overall strategy is to maximize total returns while avoiding risk. The trustees of the assets have established target ranges of assets held by the plans of 30 to 50 percent in debt securities, 20 to 37 percent in equity securities, 15 to 24 percent in real estate, 3 to 15 percent in cash funds and 0 to 12 percent in other funds.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The fair value of our U.S. and Puerto Rico pension plan assets by asset category were as follows (in millions):

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.4	$1.4	$–	$–
Equity securities:
U.S. large-cap	52.9	–	52.9	–
U.S. small-cap	17.4	–	17.4	–
International	50.0	–	50.0	–
Real estate	18.7	–	18.7	–
Commodity-linked mutual funds	25.0	–	25.0	–
Intermediate fixed income securities	109.7	–	109.7	–

Total	$275.1	$1.4	$273.7	$–

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$–	$–
Equity securities:
U.S. large-cap	34.1	–	34.1	–
U.S. small-cap	12.3	–	12.3	–
International	43.8	–	43.8	–
Real estate	14.8	–	14.8	–
Commodity-linked mutual funds	25.7	–	25.7	–
Intermediate fixed income securities	113.4	–	113.4	–

Total	$244.9	$0.8	$244.1	$–

The fair value of our non-U.S. pension plan assets were as follows (in millions):

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10.8	$10.8	$–	$–
Equity securities:
Energy	1.9	1.9	–	–
Materials	2.0	2.0	–	–
Industrials	3.7	3.7	–	–
Consumer discretionary	2.1	2.1	–	–
Consumer staples	4.0	4.0	–	–
Healthcare	6.0	6.0	–	–
Financials	5.8	5.8	–	–
Information technology	2.3	2.3	–	–
Telecommunication services	1.0	1.0	–	–
Utilities	1.6	1.6	–	–
Other	28.9	26.6	2.3	–
Fixed income securities:
Government bonds	42.5	–	42.5	–
Corporate bonds	35.5	–	35.5	–
Asset-backed securities	8.4	–	8.4	–
Other debt	1.1	–	1.1	–
Other types of investments:
Mortgage loans	5.2	–	5.2	–
Insurance contracts	5.5	–	5.5	–
Other investments	5.0	–	5.0	–
Real estate	31.8	–	–	31.8

Total	$205.1	$67.8	$105.5	$31.8

	As of December 31, 2010
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$14.3	$14.3	$–	$–
Equity securities:
Energy	2.0	2.0	–	–
Materials	1.6	1.6	–	–
Industrials	3.4	3.4	–	–
Consumer discretionary	2.5	2.5	–	–
Consumer staples	3.7	3.7	–	–
Healthcare	6.7	6.7	–	–
Financials	7.0	7.0	–	–
Information technology	2.8	2.8	–	–
Telecommunication services	1.0	1.0	–	–
Utilities	2.2	2.2	–	–
Other	27.1	24.2	2.9	–
Fixed income securities:
Government bonds	33.0	–	33.0	–
Corporate bonds	41.0	–	41.0	–
Asset-backed securities	7.4	–	7.4	–
Other debt	1.1	–	1.1	–
Other types of investments:
Mortgage loans	5.6	–	5.6	–
Insurance contracts	5.0	–	5.0	–
Other investments	7.1	–	7.1	–
Real estate	31.5	–	–	31.5

Total	$206.0	$71.4	$103.1	$31.5

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2011 and 2010, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our non-U.S. pension plan assets measured at fair value that used significant unobservable inputs (Level 3):

December 31, 2011
Beginning Balance	31.5
Gains on assets sold	0.2
Change in fair value of assets	0.7
Net purchases and sales	(1.5)
Translation gain	0.9

Ending Balance	$31.8

We expect that we will have no legally required minimum funding requirements in 2012 for the qualified U.S. and Puerto Rico defined benefit retirement plans. We expect to voluntarily contribute approximately $54 million to these plans during 2012. Contributions to non-U.S. defined benefit plans are estimated to be approximately $14 million in 2012. We do not expect the plan assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $25.7 million, $24.4 million and $21.6 million related to these plans for the years ended December 31, 2011, 2010 and 2009, respectively.

Postretirement Benefit Plans

During 2009, we amended the postretirement healthcare benefit plans for certain U.S. and Puerto Rico employees. Participants in the plans between the ages of 55 and 65 who were previously receiving benefits will continue to receive benefits until reaching the age of 65. For all other participants in the plans, no benefits will be paid after January 1, 2010. Additionally, we contributed approximately $7 million to a

Voluntary Employees’ Beneficiary Association (VEBA) trust to settle any future obligations. We recognized a curtailment gain and settlement loss that netted to a gain of $32.1 million related to these actions.

We have not provided further disclosures related to these postretirement benefit plans as other than the curtailment gain and settlement loss in 2009 discussed above, these plans were not significant to our results of operations or financial position.

15.	INCOME TAXES

The components of earnings before taxes consist of the following (in millions):

For the Years Ended December 31,	2011	2010	2009
United States operations	$485.7	$382.4	$489.7
Foreign operations	493.2	477.8	508.5

Total	$978.9	$860.2	$998.2

The provision for income taxes consists of (in millions):

Current:
Federal	$148.4	$235.3	$204.9
State	14.3	19.5	23.3
Foreign	75.9	81.0	72.3

	238.6	335.8	300.5

Deferred:
Federal	(2.6)	(54.9)	(17.4)
State	(0.9)	(2.0)	(3.1)
Foreign	(16.2)	(15.6)	0.8

	(19.7)	(72.5)	(19.7)

Provision for income taxes	$218.9	$263.3	$280.8

Income taxes paid during 2011, 2010 and 2009 were $236.4 million, $330.6 million and $268.5 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2011	2010	2009
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	0.7	1.3	1.4
Tax impact of foreign operations, including foreign tax credits	(11.0)	(10.6)	(9.9)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.6)	(2.6)	(1.5)
R&D credit	(0.5)	(0.8)	(0.3)
Goodwill impairment	–	8.3	2.6
Other	(0.2)	–	0.8

Effective income tax rate	22.4%	30.6%	28.1%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2016 and 2026.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

The components of deferred taxes consisted of the following (in millions):

As of December, 31	2011	2010
Deferred tax assets:
Inventory	$218.5	$234.3
Net operating loss carryover	23.5	22.0
Tax credit carryover	16.9	32.5
Capital loss carryover	4.0	–
Accrued liabilities	116.1	91.3
Share-based compensation	98.3	85.4
Unremitted earnings of foreign subsidiaries	103.9	104.2
Other	73.1	59.2

Total deferred tax assets	654.3	628.9
Less: Valuation allowances	(40.3)	(39.9)

Total deferred tax assets after valuation	614.0	589.0

Deferred tax liabilities:
Fixed assets	$(111.6)	$(101.7)
Intangible assets	(148.9)	(151.9)
Accrued liabilities	(1.0)	(0.7)
Other	–	(1.0)

Total deferred tax liabilities	(261.5)	(255.3)

Total net deferred tax assets	$352.5	$333.7

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2011, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $14.6 million for both December 31, 2011 and 2010. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2011, these tax credit carryovers generally expire within a period of 1 to 10 years. We have established valuation allowances for certain tax credit carryovers in the amount of $15.3 million and $17.5 million at December 31, 2011 and 2010, respectively. The capital loss carryover is also available to reduce future federal taxable earnings. However, the entire $4.0 million capital loss carryover is subject to a valuation allowance and expires in 5 years. The remaining valuation allowances of $6.4 million and $7.8 million at December 31, 2011 and 2010, respectively, relate primarily to potential capital losses.

At December 31, 2011, we had an aggregate of approximately $2,551 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

For the Years Ended December 31,	2011	2010	2009
Balance at January 1	$168.0	$150.4	$129.5
Increases related to prior periods	11.4	23.1	32.9
Decreases related to prior periods	(49.0)	(6.1)	(26.7)
Increases related to current period	34.4	23.7	17.4
Decreases related to settlements with taxing authorities	(4.8)	(14.1)	(1.1)
Decreases related to lapse of statute of limitations	(1.6)	(9.0)	(1.6)

Balance at December 31	$158.4	$168.0	$150.4

Included in the balance of unrecognized tax benefits at December 31, 2011 are $132.7 million of tax benefits that, if recognized, would affect the effective tax rate.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. We decreased interest and penalties by $12.1 million during 2011, and as of December 31, 2011, had recognized a liability for interest and penalties of $10.7 million. During 2010, we decreased interest and penalties by $5.8 million, and as of December 31, 2010, had recognized a liability for interest and penalties of $22.8 million. During 2009, we accrued interest and penalties of $5.7 million, and as of December 31, 2009, had recognized a liability for interest and penalties of $28.6 million.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. During 2011, we resolved tax matters with the IRS and multiple foreign and state tax authorities resulting in a reduction in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

During the third quarter of 2009, we settled various tax matters with the IRS for all years prior to 2005. During the second quarter of 2011, the IRS concluded their examination of our U.S. federal returns for years 2005 through 2007 and issued income tax assessments reallocating profits between certain of our U.S. and foreign subsidiaries. We believe that we

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

have followed applicable U.S. tax laws and are vigorously defending our income tax positions. The ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations, and cash flows for future periods. Our U.S. federal returns for years 2008 and 2009 are currently under IRS examination.

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

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2007 onward), Canada (2005 onward), France (2009 onward), Germany (2006 onward), Ireland (2008 onward), Italy (2006 onward), Japan (2010 onward), Korea (2006 onward), Puerto Rico (2005 onward), Switzerland (2010 onward), and the United Kingdom (2010 onward).

16.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2011.

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

For the Years Ended December 31,	2011	2010	2009
Weighted average shares outstanding for basic net earnings per share	187.6	200.0	215.0
Effect of dilutive stock options and other equity awards	1.1	1.1	0.8

Weighted average shares outstanding for diluted net earnings per share	188.7	201.1	215.8

For the year ended December 31, 2011, an average of 13.2 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2010 and 2009, an average of 13.7 million and 14.3 million options, respectively, were not included.

During 2011, we repurchased 18.9 million shares of our common stock at an average price of $55.54 per share for a total cash outlay of $1,050.0 million, including commissions. In December 2011, we announced a new program authorizing purchases of up to $1.5 billion through December 31, 2014 and announced that we were no longer authorized to repurchase shares under prior programs. As of December 31, 2011, all $1.5 billion from the new program remained available to repurchase shares.

In December 2011, we declared a dividend of $0.18 per share to be paid in April 2012 to stockholders of record as of the close of business on March 30, 2012. As of December 31, 2011, we have recognized a dividend payable of $32.1 million based upon the common stock outstanding on that date. Future declarations of dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

17.	SEGMENT DATA

We design, develop, manufacture and market orthopaedic reconstructive implants, biologics, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up, “Certain claims”, goodwill impairment, “Special items”, net curtailment and settlement and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and intangible asset amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	Europe	Asia Pacific	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2011
Net sales	$2,440.8	$1,214.5	$796.5	$–	$4,451.8
Depreciation and amortization	81.0	74.9	36.3	167.7	359.9
Segment operating profit	1,220.4	414.7	290.6	(596.7)	1,329.0
Share-based payment expense					(60.5)
Inventory step-up					(11.4)
Certain claims					(157.8)
Special items					(75.2)

Operating profit					1,024.1
Long-lived assets	769.0	330.6	107.7	–	1,207.3
Total assets	2,571.6	2,345.5	602.4	2,995.8	8,515.3
Additions to instruments	–	15.2	7.7	132.5	155.4
Additions to other property, plant and equipment	1.3	23.8	4.7	84.0	113.8

As of and for the Year Ended December 31, 2010
Net sales	$2,431.6	$1,099.5	$689.1	$–	$4,220.2
Depreciation and amortization	78.1	70.5	30.0	161.6	340.2
Segment operating profit	1,214.6	398.0	259.9	(578.7)	1,293.8
Share-based payment expense					(62.0)
Inventory step-up					(1.4)
Certain claims					(75.0)
Goodwill impairment					(204.0)
Special items					(34.7)

Operating profit					916.7
Long-lived assets	841.5	281.7	90.6	–	1,213.8
Total assets	2,578.0	2,210.8	561.4	2,649.7	7,999.9
Additions to instruments	–	22.9	5.2	164.4	192.5
Additions to other property, plant and equipment	0.3	16.9	7.6	54.4	79.2

As of and for the Year Ended December 31, 2009
Net sales	$2,372.4	$1,119.2	$603.8	$–	$4,095.4
Depreciation and amortization	86.4	64.8	26.7	159.5	337.4
Segment operating profit	1,168.7	436.8	257.4	(605.1)	1,257.8
Share-based payment expense					(75.3)
Inventory step-up					(12.5)
Certain claims					(35.0)
Goodwill impairment					(73.0)
Special items					(75.3)
Net curtailment and settlement					32.1

Operating profit					1,018.8
Long-lived assets	851.0	285.0	85.7	–	1,221.7
Total assets	3,022.4	2,273.6	443.6	2,045.9	7,785.5
Additions to instruments	–	17.0	5.3	101.4	123.7
Additions to other property, plant and equipment	0.6	28.8	5.1	70.6	105.1

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The Americas long-lived tangible assets are located primarily in the U.S. $233.2 million of Europe long-lived tangible assets as of December 31, 2011 are located in Switzerland.

For segment reporting purposes, deployed instruments are included in the measurement of reportable segment assets while undeployed instruments at U.S., Puerto Rico and Ireland-based manufacturing operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and are deployed to the reportable segments as needed for the business. Therefore, the reportable segment assets include deployed instruments even though that reportable segment may not report the instrument addition.

U.S. sales were $2,263.7 million, $2,277.2 million and $2,237.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

For the Years Ended December 31,	2011	2010	2009
Reconstructive
Knees	$1,825.1	$1,789.9	$1,756.3
Hips	1,355.6	1,262.3	1,228.5
Extremities	163.4	150.1	135.6

Total	3,344.1	3,202.3	3,120.4
Dental	248.1	219.0	204.7
Trauma	285.8	245.5	234.8
Spine	225.0	234.4	253.6
Surgical and other	348.8	319.0	281.9

Total	$4,451.8	$4,220.2	$4,095.4

18.	LEASES

Total rent expense for the years ended December 31, 2011, 2010 and 2009 aggregated $47.0 million, $46.2 million and $43.5 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2011 were (in millions):

For the Years Ending December 31,
2012	$43.5
2013	35.5
2014	22.7
2015	19.9
2016	16.6
Thereafter	41.5
19.	COMMITMENTS AND CONTINGENCIES

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

Initially, we estimated that any revision surgeries required would manifest themselves within two years of the original surgery. In the second quarter of 2010, based upon more recent claims information available, we revised our estimate to include all claims for revisions of original surgeries performed before July 22, 2008 (i.e., before our temporary suspension) on a worldwide basis, regardless of the amount of time between the revision surgery and the original surgery. In the fourth quarter of 2011, as additional claims information became available, we revised our estimates and methodology again to consolidate all estimated liabilities associated with Durom Cup-related claims regardless of whether the original surgery occurred before or after our temporary sales suspension. We recognized estimated claims that met the parameters noted in this paragraph during that time period as “Certain claims” on our statement of earnings. We recognized estimated claims outside these parameters as part of selling, general and administrative expense. The following table shows the line of our statement of earnings and the period in which Durom Cup-related claims were recognized:

For the Years Ended December 31,	2011	2010	2009	2008	Total
Certain claims	$157.8	$75.0	$35.0	$69.0	$336.8
Selling, general and administrative	4.2	15.4	24.6	7.2	51.4

Total	$162.0	$90.4	$59.6	$76.2	$388.2

As noted above, we maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. Based upon our most recent estimates for liabilities associated with the Durom

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Cup, as detailed above, we believe we may exhaust our self-insured retention under our insurance program. In this event, we would have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and therefore we believe it is highly probable that we would recover some amount from our insurance carriers if our ultimate losses exceed our self-insured retention. Accordingly, we have recognized a $76.3 million receivable in “other assets” on our consolidated balance sheet that reduced “Certain claims” expense for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of December 31, 2011, of the remaining liability for all Durom Cup-related claims is $311.1 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $261.1 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

Our understanding of clinical outcomes with the Durom Cup continues to evolve. We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. Since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and

posted a bond for the verdict amount plus interest. Oral argument before a panel of the Superior Court is scheduled for March 13, 2012. We do not believe the facts and evidence support the jury’s verdict. We have not recorded any charge relating to this matter in our consolidated statement of earnings for the year ended December 31, 2011 or for any prior period, because we believe we have strong arguments for reversing the jury verdict on appeal. As a result, we do not believe that it is probable that we have incurred a liability consistent with the verdict and we cannot reasonably estimate any loss that might eventually be incurred. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed.

As of December 31, 2011, these lawsuits were in the initial stages of discovery and no trial dates had been set. We have not recorded any provision relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we intend to vigorously defend these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We intend to defend ourselves vigorously against these claims. Because these matters are in an ongoing dispute resolution process, we cannot estimate the possible loss, if any, we may incur or predict the likely outcome of these matters. An adverse result in the legal proceedings could have an adverse effect on our results of operations.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Services (OIG-HHS). Under the CIA, which has a term expiring in September 2012, we agreed, among other provisions, to continue the operation of our enhanced Corporate Compliance Program, designed to promote compliance with federal healthcare program requirements. We also agreed to retain an independent review organization to perform annual reviews to assist us in assessing our compliance with the obligations set forth in the CIA to ensure that arrangements we enter into do not violate the Anti-Kickback Statute (42 U.S.C. § 1320a-7b). A material breach of the CIA may subject us to exclusion by OIG-HHS from participation in all federal healthcare programs, which would have a material adverse effect on our financial position, results of operations and cash flows.

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

On January 28, 2011, the Court denied the plaintiff’s motion for leave to amend the consolidated complaint and dismissed the case. On February 25, 2011, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. The appellate court heard oral argument in the appeal on October 18, 2011 but has not yet ruled. We believe this lawsuit is without merit, and we and the individual defendants intend to continue to defend it vigorously.

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint relates to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (plans) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleges, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff seeks an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleges the same claims and clarifies that the class period is October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. On June 12, 2009, the U.S. Judicial Panel on Multidistrict Litigation entered an order transferring the Dewald case to the U.S. District Court for the Southern District of Indiana for coordinated or consolidated pretrial proceedings with the Plumbers & Pipefitters Local Union 719 Pension Fund case referenced above. On December 23, 2011, the Court granted the defendants’ motion to dismiss the amended complaint. On January 20, 2012, the plaintiff filed a motion for leave to file a second amended complaint. That motion is pending with the Court. We believe this lawsuit is without merit, and we and the individual defendants intend to continue to defend it vigorously.

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2011 Quarter Ended				2010 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,115.6	$1,137.4	$1,031.5	$1,167.3	$1,062.8	$1,057.7	$965.0	$1,134.7
Gross profit	836.6	849.5	779.6	864.1	794.4	807.1	745.8	860.5
Net earnings of Zimmer Holdings, Inc.	208.9	203.8	191.5	156.6	205.4	165.5	191.1	34.9
Earnings per common share
Basic	1.08	1.06	1.02	0.88	1.01	0.82	0.96	0.18
Diluted	1.08	1.06	1.01	0.87	1.01	0.82	0.96	0.18

In the fourth quarter of 2010, we recorded certain adjustments related to prior periods that reduced net earnings by $5.0 million. The adjustments increased operating expenses by $2.9 million and increased the provision for income taxes by $2.1 million. We assessed the effects of these adjustments had they been made in prior periods to be immaterial.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

In 2011, we signed a contract with a third-party service provider to outsource certain finance functions that historically have been performed in multiple countries throughout Europe and in the U.S. We began transitioning work to the service provider in the quarter ended

December 31, 2011. The outsourcing arrangement is expected to create cost efficiencies by eliminating redundancies in these administrative functions. Additionally, we have begun to centralize other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization is part of our ongoing global business transformation initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the course of 2012.

Also in 2012, we intend to implement new software to consolidate our worldwide financial information. This software implementation is part of our transformation initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2011, the Audit Committee of the Board of Directors was not asked to and did not approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our Directors is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in our definitive Proxy Statement for the annual meeting of stockholders to be held on May 8, 2012 (the “2012 Proxy Statement”). Information about our Audit Committee is incorporated by reference from the section entitled “Committees of the Board” in our 2012 Proxy Statement. Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference from the section entitled “Corporate Governance – Nominations for Directors” in our 2012 Proxy Statement. Information regarding our executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers.” Information about compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement.

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

Information required by this item is incorporated by reference from the sections entitled “Committees of the Board” and “Executive Compensation” in our 2012 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2012 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” in our 2012 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the sections entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm” in “Proposal No. 3” of our 2012 Proxy Statement.

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/S/ DAVID C. DVORAK
David C. Dvorak
President and Chief Executive Officer

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID C. DVORAK David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/S/ JAMES T. CRINES James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 24, 2012

/S/ DEREK M. DAVIS Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012

/S/ BETSY J. BERNARD Betsy J. Bernard	Director	February 24, 2012

Marc N. Casper	Director	February 24, 2012

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 24, 2012

/S/ ROBERT A. HAGEMANN Robert A. Hagemann	Director	February 24, 2012

/S/ ARTHUR J. HIGGINS Arthur J. Higgins	Director	February 24, 2012

/S/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	February 24, 2012

/S/ CECIL B. PICKETT, PH.D. Cecil B. Pickett, Ph.D.	Director	February 24, 2012

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2	Restated By-Laws of Zimmer Holdings, Inc. effective May 6, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2008)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed January 20, 2006)
4.2	Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the form filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed November 12, 2009)
4.3	First Supplemental Indenture to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2009)
4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 1.400% Note due 2014 (incorporated by reference to Exhibit 4.6 above)
4.8	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.7*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10.8*	Form of Change in Control Severance Agreement with James T. Crines and Cheryl R. Blanchard (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.9*	Form of Change in Control Severance Agreement with Jeffery A. McCaulley and Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.10*	Form of Change in Control Severance Agreement with Jeffrey B. Paulsen (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)
10.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.12*	Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Employment Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2009)
10.16*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.18*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.19*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10.20*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.21*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.22*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.23*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.24*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.25*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.26*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
10.27*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.28*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.29*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.30*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.31*	Form of Performance-Based Restricted Stock Unit Award Letter (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.32*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.33*	Form of Restricted Stock Unit Award Letter (five-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10.34*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10.35*	Summary Compensation Sheet

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.36	$1,350,000,000 Amended and Restated Credit Agreement dated as of November 30, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 6, 2007)
10.37	Corporate Integrity Agreement dated September 27, 2007, among Zimmer Holdings, Inc., Zimmer, Inc. and the Office of Inspector General of the Department of Health and Human Services (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2007)
10.38	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

ZIMMER HOLDINGS, INC.	2011 FORM 10-K ANNUAL REPORT

Schedule II

Valuation and Qualifying Accounts

						(in millions)
Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2009	20.0	0.1	(1.8)	0.5	–	18.8
Year Ended December 31, 2010	18.8	(1.0)	(3.1)	(0.6)	0.3	14.4
Year Ended December 31, 2011	14.4	4.5	(1.7)	–	–	17.2