Form 10-Q
period 2012-03-31
ZIMMER HOLDINGS INC
filed 2012-05-03
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 24, 2012, 176,137,946 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2012

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2011
Net Sales	$1,140.7	$1,115.6
Cost of products sold	288.7	279.0

Gross Profit	852.0	836.6

Research and development	59.6	55.6
Selling, general and administrative	463.3	458.3
Special items (Note 2)	33.5	25.5

Operating expenses	556.4	539.4

Operating Profit	295.6	297.2
Interest income	3.1	2.0
Interest expense	(17.6)	(13.0)

Earnings before income taxes	281.1	286.2
Provision for income taxes	72.2	77.3

Net earnings	208.9	208.9
Less: Net loss attributable to noncontrolling interest	(0.7)	—

Net Earnings of Zimmer Holdings, Inc.	$209.6	$208.9

Earnings Per Common Share
Basic	$1.18	$1.08
Diluted	$1.17	$1.08
Weighted Average Common Shares Outstanding
Basic	177.4	192.6
Diluted	178.5	193.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2012	2011
Net earnings	$208.9	$208.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	28.1	130.7
Unrealized cash flow hedge gains/(losses), net of tax	4.1	(47.3)
Reclassification adjustments on foreign currency hedges, net of tax	0.9	4.4
Unrealized gains on securities, net of tax	0.2	0.2
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	22.9	0.7

Total Other Comprehensive Gain	56.2	88.7

Comprehensive Income	265.1	297.6
Comprehensive loss attributable to the noncontrolling interest	(0.7)	—

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$265.8	$297.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$674.0	$768.3
Short-term investments	555.1	455.5
Accounts receivable, less allowance for doubtful accounts	895.0	838.8
Inventories	937.0	929.8
Prepaid expenses and other current assets	64.7	73.7
Deferred income taxes	196.7	210.5

Total Current Assets	3,322.5	3,276.6
Property, plant and equipment, net	1,192.7	1,207.3
Goodwill	2,658.3	2,626.0
Intangible assets, net	784.3	798.5
Other assets	645.9	606.9

Total Assets	$8,603.7	$8,515.3

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$126.0	$143.3
Income taxes	48.1	8.6
Short-term debt	144.6	143.3
Other current liabilities	543.1	571.9

Total Current Liabilities	861.8	867.1
Other long-term liabilities	507.5	557.4
Long-term debt	1,572.8	1,576.0

Total Liabilities	2,942.1	3,000.5

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 256.3 million shares issued in 2012 (255.9 million in 2011)	2.6	2.5
Paid-in capital	3,421.5	3,399.2
Retained earnings	6,636.3	6,426.8
Accumulated other comprehensive income	327.6	271.4
Treasury stock, 80.2 million shares (77.9 million shares in 2011)	(4,733.3)	(4,592.7)

Total Zimmer Holdings, Inc. stockholders’ equity	5,654.7	5,507.2
Noncontrolling interest	6.9	7.6

Total Stockholders’ Equity	5,661.6	5,514.8

Total Liabilities and Stockholders’ Equity	$8,603.7	$8,515.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows provided by (used in) operating activities:
Net earnings	$208.9	$208.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	96.8	86.1
Share-based compensation	12.8	14.3
Income tax benefit from stock option exercises	6.2	6.2
Excess income tax benefit from stock option exercises	(1.2)	(2.4)
Inventory step-up	1.0	4.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	47.8	18.1
Receivables	(54.2)	(70.5)
Inventories	(6.0)	(13.8)
Accounts payable and accrued expenses	(29.9)	(23.0)
Other assets and liabilities	(74.8)	(46.1)

Net cash provided by operating activities	207.4	182.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(28.8)	(46.3)
Additions to other property, plant and equipment	(19.5)	(17.1)
Purchases of investments	(255.6)	(65.3)
Sales of investments	174.6	75.0
Investments in other assets	(34.9)	(13.2)

Net cash used in investing activities	(164.2)	(66.9)

Cash flows provided by (used in) financing activities:
Net proceeds under revolving credit facilities	1.0	0.2
Proceeds from employee stock compensation plans	10.3	17.0
Excess income tax benefit from stock option exercises	1.2	2.4
Repurchase of common stock	(141.6)	(236.1)

Net cash used in financing activities	(129.1)	(216.5)

Effect of exchange rates on cash and cash equivalents	(8.4)	7.9

Increase (decrease) in cash and cash equivalents	(94.3)	(93.3)
Cash and cash equivalents, beginning of year	768.3	668.9

Cash and cash equivalents, end of period	$674.0	$575.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on March 25, 2012 and 2011. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of December 26 through March 25 or the period of January 1 to March 25.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2011 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

	Three Months Ended March 31,
	2012	2011
Impairment/loss on disposal of assets	$0.4	$2.5
Consulting and professional fees	18.3	3.5
Employee severance and retention	3.4	16.2
Dedicated project personnel	3.3	0.3
Distributor acquisitions	0.1	0.6
Certain litigation matters	6.4	0.1
Contract terminations	1.5	1.0
Contingent consideration adjustments	(0.8)	—
Other	0.9	1.3

Special items	$33.5	$25.5

In the first quarter of 2012, we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. Approximately 140 employees were or will be affected by these actions.

In the first quarter of 2011, we terminated employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 450 employees from across the globe were affected by these actions.

As a result of these actions, we incurred expenses related to severance benefits, share-based compensation acceleration and other employee termination-related costs. The vast majority of these termination benefits were provided in accordance with our existing policies or local government regulations and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs have been paid or will be paid in the year they were accrued.

Recent Accounting Pronouncements — In 2011 the Financial Accounting Standards Board issued an accounting standard update (ASU) requiring companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU also required that the reclassifications adjustments from accumulated other comprehensive income to net income be presented on the statement of earnings by line item, but this provision of the ASU has been delayed indefinitely. The requirement regarding presentation of net income and other comprehensive income in a single or two separate, but consecutive, statements became effective for us this quarter. The ASU changes the presentation requirements of other comprehensive income only and does not change any accounting for other comprehensive income and therefore had no effect on our financial position, results of operations or cash flows.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	March 31, 2012	December 31, 2011
	(in millions)
Finished goods	$733.8	$743.0
Work in progress	60.3	47.8
Raw materials	142.9	139.0

Inventories	$937.0	$929.8

4.	Property, Plant and Equipment

	March 31, 2012	December 31, 2011
	(in millions)
Land	$22.1	$22.3
Buildings and equipment	1,212.2	1,196.8
Capitalized software costs	209.8	208.4
Instruments	1,526.1	1,509.2
Construction in progress	81.0	76.4

	3,051.2	3,013.1
Accumulated depreciation	(1,858.5)	(1,805.8)

Property, plant and equipment, net	$1,192.7	$1,207.3

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of March 31, 2012
Corporate debt securities	$331.1	$0.4	$(0.1)	$331.4
U.S. government and agency debt securities	200.5	—	(0.1)	200.4
Foreign government debt securities	2.8	—	—	2.8
Commercial paper	127.3	—	—	127.3
Certificates of deposit	90.1	—	—	90.1

Total short and long-term investments	$751.8	$0.4	$(0.2)	$752.0

As of December 31, 2011
Corporate debt securities	$324.8	$0.2	$(0.3)	$324.7
U.S. government and agency debt securities	177.1	0.1	—	177.2
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	6.8	—	—	6.8
Commercial paper	74.5	—	—	74.5
Certificates of deposit	88.5	—	—	88.5

Total short and long-term investments	$672.7	$0.3	$(0.3)	$672.7

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our condensed consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	March 31, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$131.1	$(0.1)	$164.5	$(0.3)
U.S. government and agency debt securities	173.0	(0.1)	—	—

Total	$304.1	$(0.2)	$164.5	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 94 securities were in an unrealized loss position as of March 31, 2012.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of March 31, 2012 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$555.0	$555.1
Due after one year through two years	196.8	196.9

Total	$751.8	$752.0

6.	Other Current Liabilities

	March 31, 2012	December 31, 2011
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$74.4	$116.5
Accrued liabilities	468.7	455.4

Total other current liabilities	$543.1	$571.9

7.	Debt

Our debt consisted of the following (in millions):

	March 31, 2012	December 31, 2011
Short-term debt
Senior Credit Facility	$141.8	$143.0
Other short-term debt	2.8	0.3

Total short-term debt	$144.6	$143.3

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Debt discount	(1.8)	(1.8)
Adjustment related to interest rate swaps	24.6	27.8

Total long-term debt	$1,572.8	$1,576.0

The estimated fair value of our Senior Notes as of March 31, 2012, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,674.1 million. The carrying value of the Senior Credit Facility approximates fair value, as the underlying instruments have variable interest rates at market value.

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2012
Description	Recorded Balance	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$331.4	$—	$331.4	$—
U.S. government and agency debt securities	200.4	—	200.4	—
Foreign government debt securities	2.8	—	2.8	—
Commercial paper	127.3	—	127.3	—
Certificates of deposit	90.1	—	90.1	—

Total available-for-sale securities	752.0	—	752.0	—
Derivatives, current and long-term
Foreign currency forward contracts and options	16.7	—	16.7	—
Interest rate swaps	24.6	—	24.6	—

	$793.3	$—	$793.3	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$10.3	$—	$10.3	$—

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$324.7	$—	$324.7	$—
U.S. government and agency debt securities	177.2	—	177.2	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	6.8	—	6.8	—
Commercial paper	74.5	—	74.5	—
Certificates of deposit	88.5	—	88.5	—

Total available-for-sale securities	672.7	—	672.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	—	18.3	—
Interest rate swaps	27.8	—	27.8	—

	$718.8	$—	$718.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$25.2	$—	$25.2	$—
Cross-currency interest rate swaps	8.2	—	8.2	—

	$33.4	$—	$33.4	$—

We value our available-for-sale securities using a market approach based on broker prices for identical assets in over-the-counter markets and perform ongoing assessments of counterparty credit risk.

We value our foreign currency forward contracts and foreign currency options using a market approach based on foreign currency exchange rates obtained from active markets and we perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps and we perform ongoing assessments of counterparty credit risk.

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

We have multiple nine-year fixed-to-variable interest rate swap agreements with a total notional amount of $250 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation of our 2019 Notes. We receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points on these interest rate swap agreements.

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

For forward contracts and options outstanding at March 31, 2012, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from April 2012 through September 2014. As of March 31, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.4 billion. As of March 31, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $288.2 million.

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

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In 2011, our subsidiary in Japan, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our Senior Credit Facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps was temporarily recorded in other comprehensive income and then recognized in interest expense when the hedged item affected net earnings. The cross-currency interest rate swap agreements matured in the first quarter of 2012 and we paid off the subsidiary’s U.S. Dollar debt with Japanese Yen debt borrowed under the Senior Credit Facility.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Loss on Instrument		Gain on Hedged Item
		Three Months Ended March 31,		Three Months Ended March 31,
		2012	2011	2012	2011
Interest rate swaps	Interest expense	$(3.2)	$(3.1)	$3.2	$3.1

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2012 and 2011.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on other comprehensive income (OCI) and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI		Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended March 31,			Three Months Ended March 31,
	2012	2011		2012	2011
Foreign exchange forward contracts	$8.0	$(58.1)	Cost of products sold	$(4.1)	$(5.2)
Foreign exchange options	—	0.9	Cost of products sold	—	—
Cross-currency interest rate swaps	—	1.0	Interest expense	0.2	(3.0)

	$8.0	$(56.2)		$(3.9)	$(8.2)

The net amount recognized in earnings during the three month periods ended March 31, 2012 and 2011 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2012, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $10.8 million, or $5.2 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $22.9 million, or $11.1 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended March 31,
		2012	2011
Foreign exchange forward contracts	Cost of products sold	$(1.9)	$(15.0)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2012 and December 31, 2011, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$21.3	Other current assets	$24.9
Foreign exchange options	Other current assets	1.5	Other current assets	1.4
Foreign exchange forward contracts	Other assets	15.5	Other assets	14.5
Foreign exchange options	Other assets	0.4	Other assets	1.0
Interest rate swaps	Other assets	24.6	Other assets	27.8

Total asset derivatives		$63.3		$69.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$26.1	Other current liabilities	$35.6
Cross-currency interest rate swaps	Other current liabilities	—	Other current liabilities	8.2
Foreign exchange forward contracts	Other long-term liabilities	6.2	Other long-term liabilities	13.1

Total liability derivatives		$32.3		$56.9

10.	Income Taxes

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

In the three month period ended March 31, 2012, our effective tax rate was 25.7 percent. Our effective tax rates were lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates.

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

The components of net pension expense for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Service cost	$6.8	$6.9
Interest cost	5.0	5.0
Expected return on plan assets	(8.3)	(7.8)
Amortization of prior service cost	(0.2)	(0.2)
Amortization of unrecognized actuarial loss	3.4	1.9

Net periodic benefit cost	$6.7	$5.8

We contributed $37.0 million during the three month period ended March 31, 2012 to our U.S. and Puerto Rico defined benefit plans and expect to contribute an additional $15.5 million to these plans during the remainder of 2012. We contributed $3.8 million to our foreign-based defined benefit plans in the three month period ended March 31, 2012 and expect to contribute $11.5 million to these foreign-based plans during the remainder of 2012.

In March 2012, we amended our U.S. defined benefit pension plan which led us to remeasure our plan assets and obligations. Accordingly, the resulting remeasurement was reflected in our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets.

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2012	2011
Weighted average shares outstanding for basic net earnings per share	177.4	192.6
Effect of dilutive stock options and other equity awards	1.1	1.2

Weighted average shares outstanding for diluted net earnings per share	178.5	193.8

During the three month period ended March 31, 2012, an average of 12.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three month period ended March 31, 2011, an average of 12.7 million options were not included in the computation.

In the three month period ended March 31, 2012, we repurchased 2.3 million shares of our common stock at an average price of $61.03 per share for a total cash outlay of $141.6 million, including commissions. As of March 31, 2012, approximately $1.4 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

13.	Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, biologics, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. Revenue related to these services currently represents less than 1 percent of our total net sales. We manage operations through three major geographic segments — the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up, “Certain claims,” goodwill impairment, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and intangible asset amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Americas	$634.4	$629.7	$320.8	$311.4
Europe	300.8	299.2	94.7	110.0
Asia Pacific	205.5	186.7	77.7	73.9

Total	$1,140.7	$1,115.6

Share-based compensation			(12.8)	(14.3)
Inventory step-up			(1.0)	(4.4)
Special items			(33.5)	(25.5)
Global operations and corporate functions			(150.3)	(153.9)

Operating profit			$295.6	$297.2

Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2012	2011
Reconstructive
Knees	$470.6	$462.2
Hips	344.5	337.3
Extremities	44.8	42.9

	859.9	842.4
Dental	60.2	62.4
Trauma	75.5	70.1
Spine	53.2	56.9
Surgical and other	91.9	83.8

Total	$1,140.7	$1,115.6

14.	Commitments and Contingencies

Other than as described below, there have been no significant developments relating to the information previously reported in Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We establish liabilities for loss contingencies when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (Durom Cup) in the U.S. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future.

Since 2008, we have accrued estimated losses of $388.2 million for Durom Cup-related claims. With respect to the periods covered by this report, our estimate of our total liability for these claims as of March 31, 2012 remains consistent with our prior estimate, and, accordingly, we did not record any expense during the three month period ended March 31, 2012. During the three month period ended March 31, 2011, we recognized $1.1 million of expense in SG&A.

Our understanding of clinical outcomes with the Durom Cup continues to evolve. We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. Among other factors, since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, the Poletts filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. A ruling has not yet been issued. We have not accrued an estimated loss related to this matter. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of March, 31, 2012, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits. Although we intend to vigorously defend these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Royalty arrangements: We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We intend to defend ourselves vigorously against these claims. These matters are in varying stages of dispute resolution processes. In the three month period ended March 31, 2012, we accrued an estimated loss related to one of these matters. With respect to the other matters, we cannot reasonably estimate the possible loss, if any, we may incur or predict the likely outcome of the matters. An adverse result in any of these matters could have an adverse effect on our results of operations in any particular period.

Government Investigations

FCPA investigation: In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information to the SEC and DOJ relating to sales of our products by independent distributors in two South American countries. In the first quarter of 2011, we received a subpoena from the SEC seeking documents and other records pertaining to our business activities in substantially all countries in the Asia Pacific region where we operate. We are in the process of responding to the subpoena. We cannot currently predict the outcome of this investigation. If the result of the investigation is that we are found to be in violation of the FCPA, we could face significant monetary penalties or be required to take other remedial actions.

Regulatory Matters

In July 2011, the U.S. Food and Drug Administration (FDA) conducted an inspection of our Warsaw, Indiana manufacturing facility, following which it issued a Form FDA-483 (Form 483 notice). The Form 483 notice identified certain inspectional observations regarding the facility’s quality systems. We responded in writing to the observations and met with representatives of the district office of the FDA to discuss our response and action plans. We have been executing our action plans and communicating on a regular basis with representatives of the district office of the FDA on the status of our execution of the action plans. As anticipated, in April 2012, the FDA commenced a re-inspection of our Warsaw, Indiana manufacturing facility and this matter is on-going. At this time, we do not know whether the FDA will take additional actions following the completion of the re-inspection and, therefore, we are unable to estimate the impact, if any, these matters may have on our financial position, results of operations and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2011 condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three month period ended March 31, 2012 and our expected results for the remainder of 2012.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of year-over-year sales growth during the three month period ended March 31, 2012, which is 1 percentage point better than the three month period ended March 31, 2011, as well as the three month period ended December 31, 2011.

Procedure volumes in the broader musculoskeletal market remained stable in the first quarter of 2012 relative to the fourth quarter of 2011, consistent with our expectations. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Prolong® Highly Crosslinked Polyethylene, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales growth during the three month period ended March 31, 2012, which is 1 percentage point worse than the three month period ended March 31, 2011, and consistent with the three month period ended December 31, 2011. Selling prices in the Americas had a negative effect of 3 percent on sales growth in that operating segment during the three month period ended March 31, 2012. Europe and Asia Pacific selling prices had a negative effect of 1 percent on sales growth in those operating segments during the three month period ended March 31, 2012. We continue to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. In addition, effective April 1, 2012, a biennial price adjustment went into effect in Japan which is expected to further negatively affect pricing the remainder of the year. The Japan adjustment was greater than we anticipated coming into the year. Consequently, this adds modest incremental pressure to our full year pricing outlook of negative 2 percent. We are confident in our ability to offset this incremental pressure with positive revenue contributions from other sources.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2012, foreign currency exchange rates resulted in a 1 percent decrease in sales. If foreign currency exchange rates remain consistent with March 31, 2012 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect in 2012 of approximately 1.5 to 2 percent on sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

2012 Outlook

We estimate our sales will grow between 0 and 2.5 percent in 2012. Such sales growth assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed above, we expect the Japan biennial price adjustment to add modest incremental pressure to our previously disclosed pricing outlook of negative 2 percent, and we expect foreign currency exchange rates to have a negative effect on sales growth of approximately 1.5 to 2 percent based upon March 31, 2012 rates. Foreign currency translation is expected to decrease revenues by 2.5 percent in the second quarter.

Assuming currency rates remain at March 31, 2012 levels, we expect our gross margin to be approximately 75 percent of sales in 2012. This takes into account the cost pressures we have experienced from lower than planned manufacturing volumes, as well as anticipated losses from foreign currency hedges. However, if currency rates remain at March 31, 2012 levels, the hedge losses we recognize in 2012 will be less than the hedge losses recognized in 2011. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. Selling, general and administrative expenses (SG&A) as a percent of sales is expected to be between 39.5 and 40.5 percent as we realize operational efficiencies from global restructuring and transformation initiatives and further leverage revenue growth. However, as we continue to fund strategic initiatives, our SG&A expense in the second quarter is expected to be at or near 40.5 percent of sales.

We expect to incur approximately $110 million of expenses in 2012 related to certain restructuring and transformation initiatives. The specific programs related to these expenses are targeted at streamlining the organization and business processes. They are expected to be mostly completed in 2012. We also expect to incur approximately $15 million for certain acquisition, integration and other costs. We expect to recognize the majority of these $125 million of expenses in “Special items” on our statement of earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

Assuming variable rates remain at March 31, 2012 levels, we expect interest expense, net of interest income, to be approximately $60 million in 2012, which is higher than 2011 primarily due to the $550 million offering of senior notes we completed in November 2011.

FIRST QUARTER RESULTS OF OPERATIONS

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Americas	$634.4	$629.7	1%	4%	(3)%	—%
Europe	300.8	299.2	1	5	(1)	(3)
Asia Pacific	205.5	186.7	10	8	(1)	3

Total	$1,140.7	$1,115.6	2	5	(2)	(1)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Reconstructive
Knees	$470.6	$462.2	2%	5%	(3)%	—%
Hips	344.5	337.3	2	4	(2)	—
Extremities	44.8	42.9	4	6	(1)	(1)

	859.9	842.4	2	5	(2)	(1)
Dental	60.2	62.4	(3)	(3)	1	(1)
Trauma	75.5	70.1	8	9	(1)	—
Spine	53.2	56.9	(7)	(2)	(4)	(1)
Surgical and other	91.9	83.8	10	9	—	1

Total	$1,140.7	$1,115.6	2	5	(2)	(1)

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2012	2011	% Inc (Dec)
Reconstructive
Knees
Americas	$278.5	$277.8	—%
Europe	118.1	117.2	1
Asia Pacific	74.0	67.2	10
Hips
Americas	153.9	154.6	—
Europe	114.0	114.2	—
Asia Pacific	76.6	68.5	12
Extremities
Americas	35.2	33.2	6
Europe	7.0	6.8	2
Asia Pacific	2.6	2.9	(9)

	859.9	842.4	2
Dental
Americas	35.3	34.7	2
Europe	20.1	20.7	(3)
Asia Pacific	4.8	7.0	(32)
Trauma
Americas	37.2	37.0	—
Europe	16.0	14.1	13
Asia Pacific	22.3	19.0	18
Spine
Americas	36.6	38.8	(6)
Europe	12.4	13.8	(11)
Asia Pacific	4.2	4.3	(3)
Surgical and other
Americas	57.7	53.6	8
Europe	13.2	12.4	7
Asia Pacific	21.0	17.8	18

Total	$1,140.7	$1,115.6	2

Knees

Knee sales increased 2 percent in the three month period ended March 31, 2012 when compared to the same prior year period. The increase in sales was driven by positive procedure volume/mix for the period, which was better than any similar quarterly measure experienced in 2011. The increase was partially offset by higher pricing pressures in the 2012 period than we experienced in any of the 2011 quarterly periods. We are cautiously optimistic this quarter’s uptick in the U.S. Knee market represents the beginnings of an improved environment. However, we are not assuming that this single data point is a trend just yet.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee led knee sales. In addition, sales of the Gender Solutions Patello Femoral Joint and Zimmer® Patient Specific Instruments exhibited growth. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the three month period ended March 31, 2012 by 4 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected knee sales in the three month period ended March 31, 2012 by 3 percent.

Hips

Hip sales increased 2 percent in the three month period ended March 31, 2012 when compared to the same prior year period. The increase was driven primarily by higher sales of our primary stems, including the Zimmer® M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, and our Continuum® Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic® Acetabular System.

Also leading hip stem sales were the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic Zweymüller® Hip Stem. In addition, sales of the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the three month period ended March 31, 2012 by 3 percent. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in the three month period ended March 31, 2012 by 4 percent.

Extremities

Extremities sales increased by 4 percent in the three month period ended March 31, 2012 when compared to the same prior year period. The Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Reverse shoulder procedures continue to gain popularity as a solution for patients with rotator cuff damage.

Dental

Dental sales declined by 3 percent in the three month period ended March 31, 2012 when compared to the same prior year period. The decrease was driven by lower sales of dental reconstructive implants and restorative products, partially offset by sales growth in regenerative products and digital solutions. Much of the decline in implants was attributable to our Asia Pacific segment, where we sell through stocking distributors. The timing of bulk orders from these distributors had a negative impact on quarterly sales results. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 8 percent in the three month period ended March 31, 2012 when compared to the same prior year period. The Zimmer Natural Nail® System continued to increase sales significantly. In addition to the Zimmer Natural Nail System, the Zimmer® Periarticular Locking Plates System led trauma sales, while sales of the Zimmer® Universal Locking System also made a strong contribution.

1 Registered trademark of CeramTec GmbH

Spine

Spine sales decreased 7 percent in the three month period ended March 31, 2012 when compared to the same prior year period. Each of our geographic segments experienced sales declines. This product category continues to face challenges related to pricing pressure and payor approvals. Solid sales of the PathFinder NXT® and Sequoia® Pedicle Screw Systems, the InCompass® Spinal Fixation System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System.

Surgical and other

Surgical sales increased 10 percent in the three month period ended March 31, 2012 when compared to the same prior year period. Surgical and other sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement products, powered instruments and DeNovo® NT Natural Tissue Graft also made a strong contribution to sales results, as did our January 2012 acquisition of Synvasive Technology, Inc (Synvasive). The Synvasive acquisition enhances our product portfolio through the addition of their STABLECUT® surgical saw blades.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,
	2012	2011	Inc (Dec)
Cost of products sold	25.3%	25.0%	0.3
Research and development	5.2	5.0	0.2
Selling, general and administrative	40.6	41.1	(0.5)
Special items	2.9	2.3	0.6
Operating profit	25.9	26.6	(0.7)

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended March 31, 2012 compared to the same prior year period is due to higher average costs per unit sold due to lower manufacturing volumes and lower average selling prices. This higher cost per unit in the 2012 period was partially offset by lower excess and obsolescence charges from some product specific matters, lower inventory step-up charges based upon timing of business combinations, and lower royalty charges from expiration of certain contracts.

Operating Expenses

R&D expenses and R&D as a percent of sales increased when compared to the same prior year period. Higher spending reflects investments in new platform development projects across all product categories, including our next generation knee system. We continue to align R&D support functions with our product category leaders to continue to drive a faster pace of product innovation, which is a key feature of our growth strategy. We expect R&D spending in 2012 to be between 5 to 6 percent of sales for the full year.

SG&A increased in dollar terms but decreased as a percent of sales when compared to the same prior year period. The dollar increase is primarily from variable selling expenses resulting from higher net sales in the 2012 period compared to the 2011 period, increased legal costs, increased bad debt expenses, and higher employee recruiting and relocation expenses. This increase was partially offset by lower product liability costs and lower instrument costs. SG&A as a percent of sales has decreased 50 basis points relative to the same prior year period, reflecting disciplined discretionary spending and the effect of our transformation initiatives, which have lowered expenses such as salaries, wages and benefits.

2 Registered trademark of Heraeus Kulzer GmbH

“Special items” for the three month period ended March 31, 2012 increased to $33.5 million from $25.5 million in the prior year period. We continue to implement our transformation programs and have incurred costs related to consulting and professional fees and dedicated personnel costs for those programs, as well as other costs. Additionally, severance costs were recognized as we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. We also recognized charges related to certain litigation matters.

“Special items” in 2011 was largely composed of employee severance and termination-related expenses resulting from a reduction in management layers, expansion of management spans of control, and changes in our organizational structure. “Special items” also included expenses relating to integration of business acquisitions and fixed asset impairments. See Note 2 to the condensed consolidated financial statements for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest expense for the three month period ended March 31, 2012 increased primarily due to the $550 million offering of senior notes we completed in November 2011. Interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments upon which interest income is being earned.

The effective tax rate on earnings before income taxes for the three month period ended March 31, 2012 decreased to 25.7 percent, from 27.0 percent in the same prior year period. The decrease is primarily due to changes in the mix of earnings between taxing jurisdictions. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2012 effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $209.6 million for the three month period ended March 31, 2012 was similar to net earnings in the same prior year period of 208.9 million as a result of the changes in revenues and expenses discussed above. For the 2012 period, basic and diluted earnings per share increased 9 percent and 8 percent, respectively, from the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2012 and 2011 share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Special items,” and the taxes on those items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month periods ended March 31, 2012 and 2011 were $231.3 million and $230.9 million, respectively, and our non-GAAP adjusted diluted earnings per share were $1.30 and $1.19, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended March 31,
(In millions)	2012	2011
Net Earnings of Zimmer Holdings, Inc.	$209.6	$208.9
Inventory step-up	1.0	4.4
Special items	33.5	25.5
Taxes on inventory step-up and special items*	(12.8)	(7.9)

Adjusted Net Earnings	$231.3	$230.9

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended March 31,
	2012	2011
Diluted EPS	$1.17	$1.08
Inventory step-up	0.01	0.02
Special items	0.19	0.13
Taxes on inventory step-up and special items*	(0.07)	(0.04)

Adjusted Diluted EPS	$1.30	$1.19

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013. We do not expect to be able to offset the full impact of the tax on net earnings through higher pricing on our products or through higher sales volumes resulting from the expansion of health insurance coverage. However, we believe we will be able to fully offset the financial impact of the tax through savings generated from our various transformation programs and other cost savings initiatives.

Liquidity and Capital Resources

Cash flows provided by operating activities were $207.4 million for the three month period ended March 31, 2012, compared to $182.2 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $110.6 million of operating cash. All other items of operating cash flows reflect a use of $112.1 million of cash, compared to a use of $131.5 million in the same 2011 period. The higher cash flows provided by operating activities in the 2012 period were primarily due to the timing of tax payments, which were partially offset by increased product liability payments.

At March 31, 2012, we had 70 days of sales outstanding in trade accounts receivable, which represents an increase of 6 days compared to December 31, 2011 and an increase of 4 days compared to March 31, 2011, reflecting the economic environment in our Europe operating segment. At March 31, 2012, we had 293 days of inventory on hand, which is an increase of 16 days compared to December 31, 2011 and a decrease of 19 days from March 31, 2011. This reflects relatively stable inventory balances despite an increase in sales.

Cash flows used in investing activities were $164.2 million for the three month period ended March 31, 2012, compared to $66.9 million in the same prior year period. Additions to instruments decreased in the 2012 period compared to the 2011 period as the 2011 period reflected purchases for some significant product launches, such as our Continuum Acetabular System. Spending on other property, plant and equipment was relatively consistent between the 2012 period and the 2011 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Investments in other assets increased in the 2012 period compared to the 2011 period primarily related to the acquisition of Synvasive.

Cash flows used in financing activities were $129.1 million for the three month period ended March 31, 2012, compared to $216.5 million in the same 2011 period. In the 2012 period, we repurchased 2.3 million common shares for a total of $141.6 million, including commissions, under our share repurchase program authorized by our Board of Directors, compared to $236.1 million in the same 2011 period.

In December 2011, our Board of Directors declared a dividend of $0.18 per share, resulting in $31.7 million to be paid in April 2012. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted for reasons the Board deems appropriate, such as changes in market conditions or business needs.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing November 30, 2012 (Senior Credit Facility). We had $141.8 million outstanding under the Senior Credit Facility at March 31, 2012, and an availability of $1,208.2 million. We expect to finalize and enter into another senior credit facility in the second quarter of 2012 before our current Senior Credit Facility matures.

We also have available uncommitted credit facilities totaling $73.0 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2012, we had short-term and long-term investments in debt securities with a fair value of $752.0 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and therefore we believe the risk of default by the issuers is low.

As of March 31, 2012, $1,210.4 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $1,125.0 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

Our concentrations of credit risks with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables.

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial crisis in the Euro zone impacts the indirect credit exposure we have to those governments through their public hospitals. We have experienced an increasing number of days sales outstanding in some European countries. In Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our short-term and long-term trade accounts receivable, net of allowances for doubtful accounts, as of March 31, 2012 totaled $242.1 million, or 27% of our total short-term and long-term trade accounts receivable balance, net, with Italy and Spain accounting for $229.8 million of that amount. We are actively monitoring the situations in these countries and, to the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of March 31, 2012, approximately $1.4 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our working capital, capital expenditure, dividend and debt service needs. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this report to see how recent accounting pronouncements have affected or may affect our financial position, results of operations and cash flows.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	our compliance through September 2012 with the Corporate Integrity Agreement we entered into as part of the 2007 settlement with the U.S. government;

•	the outcome of the investigation by the U.S. government into Foreign Corrupt Practices Act matters announced in October 2007;

•	competition;

•	pricing pressures;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability claims;

•	retention of our independent agents and distributors;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the impact of the federal healthcare reform legislation, including the impact of the new excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•	the impact of the ongoing financial crisis on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•

challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	the success of our quality and operational improvement initiatives;

•	changes in prices of raw materials and products and our ability to control costs and expenses;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a detailed discussion of these and other important factors under the heading “Risk Factors” in Part I, Item 1A of that report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed in multiple countries throughout Europe and in the U.S. We also continued centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization is part of our ongoing global business transformation initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the course of 2012.

Also in 2012, we intend to implement new software to consolidate our worldwide financial information. This software implementation is part of our transformation initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The risk factor entitled “In July 2011, we received Form FDA-483 Inspectional Observations from the FDA concerning quality systems at our Warsaw, Indiana manufacturing facility and we may not be able to timely and adequately address the quality system issues raised by the FDA” is revised as follows:

Following a July 2011 routine inspection of our Warsaw, Indiana manufacturing facility, the FDA issued a Form 483 notice. The Form 483 notice identified certain inspectional observations regarding the facility’s quality systems. The facility manufactures reconstructive products that are sold globally. We responded in writing to the observations and met with representatives of the district office of the FDA to discuss our response and action plans. We have been executing our action plans and communicating on a regular basis with representatives of the district office of the FDA on the status of our execution of the action plans. As anticipated, in April 2012, the FDA commenced a re-inspection of our Warsaw, Indiana manufacturing facility and this matter is on-going. If the FDA is not satisfied with the results of the re-inspection, the FDA could take additional actions such as issuing a warning letter to us, which, among other things, could adversely affect our ability to receive approvals of regulatory applications until the issues are resolved. Any of these possible sanctions could have an adverse impact on our revenues, financial position, results of operations and cash flows, and otherwise harm our business and reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2012	—	$—	77,936,850	$1,500,000,000
February 2012	1,029,800	61.53	78,966,650	1,436,632,347
March 2012	1,290,000	60.63	80,256,650	1,358,415,859

Total	2,319,800	$61.03	80,256,650	$1,358,415,859

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2014.

Item 5.	Other Information

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

ZIMMER HOLDINGS, INC.
(Registrant)
Date: May 3, 2012	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and Chief Financial Officer

Date: May 3, 2012	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate Controller and Chief Accounting Officer