Form 10-Q
period 2012-06-30
ZIMMER HOLDINGS INC
filed 2012-08-07
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 25, 2012, 174,694,720 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2012

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Sales	$1,125.0	$1,137.4	$2,265.7	$2,253.0
Cost of products sold	281.9	287.9	570.6	566.9

Gross Profit	843.1	849.5	1,695.1	1,686.1

Research and development	57.2	56.9	116.8	112.5
Selling, general and administrative	453.3	470.0	916.6	928.3
Certain claims	—	50.0	—	50.0
Special items (Note 2)	30.7	13.5	64.2	39.0

Operating expenses	541.2	590.4	1,097.6	1,129.8

Operating Profit	301.9	259.1	597.5	556.3
Interest income	3.8	3.3	6.9	5.3
Interest expense	(18.1)	(13.1)	(35.7)	(26.1)

Earnings before income taxes	287.6	249.3	568.7	535.5
Provision for income taxes	73.6	45.5	145.8	122.8

Net earnings	214.0	203.8	422.9	412.7
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(1.2)	—

Net Earnings of Zimmer Holdings, Inc.	$214.5	$203.8	$424.1	$412.7

Earnings Per Common Share
Basic	$1.22	$1.06	$2.41	$2.15
Diluted	$1.22	$1.06	$2.39	$2.14
Weighted Average Common Shares Outstanding
Basic	175.2	191.5	176.3	192.1
Diluted	176.2	192.7	177.3	193.3
Cash Dividends Declared Per Common Share	$0.18	$—	$0.18	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings	$214.0	$203.8	$422.9	$412.7
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(75.2)	38.9	(47.1)	169.6
Unrealized cash flow hedge gains/(losses), net of tax	20.1	(10.9)	24.2	(58.2)
Reclassification adjustments on foreign currency hedges, net of tax	1.3	8.8	2.2	13.2
Unrealized gains on securities, net of tax	0.1	0.3	0.3	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.6	0.7	24.5	1.4

Total Other Comprehensive Gain/(Loss)	(52.1)	37.8	4.1	126.5

Comprehensive Income	161.9	241.6	427.0	539.2
Comprehensive loss attributable to the noncontrolling interest	(0.7)	—	(1.4)	—

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$162.6	$241.6	$428.4	$539.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$651.0	$768.3
Short-term investments	684.9	455.5
Accounts receivable, less allowance for doubtful accounts	906.7	838.8
Inventories	956.0	929.8
Prepaid expenses and other current assets	83.1	73.7
Deferred income taxes	196.6	210.5

Total Current Assets	3,478.3	3,276.6
Property, plant and equipment, net	1,176.8	1,207.3
Goodwill	2,609.5	2,626.0
Intangible assets, net	776.9	798.5
Other assets	575.0	606.9

Total Assets	$8,616.5	$8,515.3

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$137.2	$143.3
Income taxes	12.2	8.6
Short-term debt	3.4	143.3
Other current liabilities	530.3	571.9

Total Current Liabilities	683.1	867.1
Other long-term liabilities	494.7	557.4
Long-term debt	1,726.5	1,576.0

Total Liabilities	2,904.3	3,000.5

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 256.5 million shares issued in 2012 (255.9 million in 2011)	2.6	2.5
Paid-in capital	3,448.3	3,399.2
Retained earnings	6,819.4	6,426.8
Accumulated other comprehensive income	275.5	271.4
Treasury stock, 81.9 million shares (77.9 million shares in 2011)	(4,839.8)	(4,592.7)

Total Zimmer Holdings, Inc. stockholders’ equity	5,706.0	5,507.2
Noncontrolling interest	6.2	7.6

Total Stockholders’ Equity	5,712.2	5,514.8

Total Liabilities and Stockholders’ Equity	$8,616.5	$8,515.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net earnings	$422.9	$412.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	190.2	174.7
Share-based compensation	27.8	31.7
Income tax benefit from stock option exercises	7.3	9.5
Excess income tax benefit from stock option exercises	(1.4)	(3.6)
Inventory step-up	2.0	7.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	10.6	(11.5)
Receivables	(86.9)	(76.0)
Inventories	(29.7)	(21.8)
Accounts payable and accrued expenses	(15.7)	(42.2)
Other assets and liabilities	(88.2)	(48.1)

Net cash provided by operating activities	438.9	433.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(68.3)	(85.2)
Additions to other property, plant and equipment	(44.3)	(34.0)
Purchases of investments	(537.5)	(186.7)
Sales of investments	422.7	169.8
Investments in other assets	(54.7)	(26.4)

Net cash used in investing activities	(282.1)	(162.5)

Cash flows provided by (used in) financing activities:
Net proceeds under revolving credit facilities	(145.7)	0.2
Proceeds from term loans	147.3	—
Dividends paid to stockholders	(31.7)	—
Proceeds from employee stock compensation plans	18.0	29.1
Excess income tax benefit from stock option exercises	1.4	3.6
Debt issuance costs	(3.3)	—
Repurchase of common stock	(248.1)	(357.2)

Net cash used in financing activities	(262.1)	(324.3)

Effect of exchange rates on cash and cash equivalents	(12.0)	8.8

Increase (decrease) in cash and cash equivalents	(117.3)	(44.8)
Cash and cash equivalents, beginning of year	768.3	668.9

Cash and cash equivalents, end of period	$651.0	$624.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on June 25, 2012 and 2011. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of March 26 through June 25 and the six month results included in these condensed consolidated financial statements are for the period of December 26 through June 25 or the period of January 1 to June 25.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Impairment/loss on disposal of assets	$—	$0.4	$0.4	$2.9
Consulting and professional fees	19.2	4.9	37.5	8.4
Employee severance and retention	1.0	3.6	4.4	19.8
Dedicated project personnel	3.3	0.6	6.6	0.9
Distributor acquisitions	0.3	0.5	0.4	1.1
Certain litigation matters	3.5	—	9.9	0.1
Contract terminations	1.1	1.7	2.6	2.7
Contingent consideration adjustments	—	—	(0.8)	—
Accelerated software amortization	1.5	—	1.5	—
Other	0.8	1.8	1.7	3.1

Special items	$30.7	$13.5	$64.2	$39.0

In the first six months of 2012, we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. Approximately 160 employees were or will be affected by these actions.

In the first six months of 2011, we terminated employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 500 employees from across the globe were affected by these actions.

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

In the second quarter of 2012, we approved a plan to replace certain software. As a result, the estimated economic useful life of the existing software was decreased to represent the period of time expected to implement replacement software. As a result, the amortization from the shortened life of this software is substantially higher than the previous amortization being recognized. We have recognized the incremental amortization caused by the shorter life in “Special items”.

Recent Accounting Pronouncements — In 2011, the Financial Accounting Standards Board issued an accounting standard update (ASU) requiring companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and of comprehensive income. This requirement became effective for us January 1, 2012. The ASU changes the presentation requirements of other comprehensive income only and does not change any accounting for other comprehensive income and therefore had no effect on our financial position, results of operations or cash flows.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	June 30, 2012	December 31, 2011
	(in millions)
Finished goods	$754.2	$743.0
Work in progress	61.4	47.8
Raw materials	140.4	139.0

Inventories	$956.0	$929.8

4.	Property, Plant and Equipment

	June 30, 2012	December 31, 2011
	(in millions)
Land	$22.1	$22.3
Buildings and equipment	1,214.8	1,196.8
Capitalized software costs	217.4	208.4
Instruments	1,547.4	1,509.2
Construction in progress	83.2	76.4

	3,084.9	3,013.1
Accumulated depreciation	(1,908.1)	(1,805.8)

Property, plant and equipment, net	$1,176.8	$1,207.3

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair value
As of June 30, 2012
Corporate debt securities	$296.3	$0.3	$(0.1)	$296.5
U.S. government and agency debt securities	230.5	—	—	230.5
Foreign government debt securities	2.8	—	—	2.8
Commercial paper	183.3	—	—	183.3
Certificates of deposit	70.7	0.1	—	70.8

Total short and long-term investments	$783.6	$0.4	$(0.1)	$783.9

As of December 31, 2011
Corporate debt securities	$324.8	$0.2	$(0.3)	$324.7
U.S. government and agency debt securities	177.1	0.1	—	177.2
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	6.8	—	—	6.8
Commercial paper	74.5	—	—	74.5
Certificates of deposit	88.5	—	—	88.5

Total short and long-term investments	$672.7	$0.3	$(0.3)	$672.7

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our condensed consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	June 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$118.5	$(0.1)	$164.5	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 74 securities were in an unrealized loss position as of June 30, 2012.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of June 30, 2012 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$684.6	$684.9
Due after one year through two years	99.0	99.0

Total	$783.6	$783.9

6.	Debt

Our debt consisted of the following (in millions):

	June 30, 2012	December 31, 2011
Short-term debt
Credit facility	$—	$143.0
Other short-term debt	3.4	0.3

Total short-term debt	$3.4	$143.3

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term loan	145.4	—
Debt discount	(1.8)	(1.8)
Adjustment related to interest rate swaps	32.9	27.8

Total long-term debt	$1,726.5	$1,576.0

In May 2012, we entered into a new five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). The Senior Credit Facility replaced a previous credit facility with similar terms that was due to mature on November 30, 2012.

Borrowings of 11.7 billion Japanese Yen outstanding under the previous credit facility were converted to the Senior Credit Facility. On May 24, 2012, we refinanced these borrowings by entering into a separate term loan agreement with one of the lenders under the Senior Credit Facility (Term Loan) for 11.7 billion Japanese Yen and we repaid the outstanding borrowings under the Senior Credit Facility.

The Term Loan will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

The estimated fair value of our Senior Notes as of June 30, 2012, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,742.6 million. The estimated fair value of the Term Loan as of June 30, 2012, based upon publicly available market yield curves and the terms of the debt (Level 2), was $145.6 million.

7.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2012
Description	Recorded Balance	Fair Value Measurements at Reporting Date Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$296.5	$—	$296.5	$—
U.S. government and agency debt securities	230.5	—	230.5	—
Foreign government debt securities	2.8	—	2.8	—
Commercial paper	183.3	—	183.3	—
Certificates of deposit	70.8	—	70.8	—

Total available-for-sale securities	783.9	—	783.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	35.2	—	35.2	—
Interest rate swaps	32.9	—	32.9	—

	$852.0	$—	$852.0	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$4.7	$—	$4.7	$—

	As of December 31, 2011
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$324.7	$—	$324.7	$—
U.S. government and agency debt securities	177.2	—	177.2	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	6.8	—	6.8	—
Commercial paper	74.5	—	74.5	—
Certificates of deposit	88.5	—	88.5	—

Total available-for-sale securities	672.7	—	672.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	—	18.3	—
Interest rate swaps	27.8	—	27.8	—

	$718.8	$—	$718.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$25.2	$—	$25.2	$—
Cross-currency interest rate swaps	8.2	—	8.2	—

	$33.4	$—	$33.4	$—

We value our available-for-sale securities using a market approach based on broker prices for identical assets in over-the-counter markets and we perform ongoing assessments of counterparty credit risk.

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

For forward contracts and options outstanding at June 30, 2012, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from July 2012 through December 2014. As of June 30, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1.5 billion. As of June 30, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $296.9 million.

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

Derivatives Designated as Cash Flow Hedges

In 2011, our subsidiary in Japan, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our previous credit facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps was temporarily recorded in other comprehensive income and then recognized in interest expense when the hedged item affected net earnings. The cross-currency interest rate swap agreements matured in the first quarter of 2012 and we paid off the subsidiary’s U.S. Dollar debt with Japanese Yen debt borrowed under our previous credit facility.

Income	Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain on Instrument				Loss on Hedged Item
	Location on Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument		2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	Interest expense	$8.3	$7.1	$5.1	$4.0	$(8.3)	$(7.1)	$(5.1)	$(4.0)

We had no ineffective fair value hedging instruments during the three or six month periods ended June 30, 2012 and 2011.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on other comprehensive income (OCI) and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	2012	2011	2012	2011		2012	2011	2012	2011
Foreign exchange forward contracts	$23.8	$(16.0)	$31.8	$(74.1)	Cost of products sold	$(3.7)	$(12.2)	$(7.8)	$(17.4)
Foreign exchange options	(1.1)	2.8	(1.1)	3.7	Cost of products sold	(0.1)	—	(0.1)	—
Cross-currency interest rate swaps	—	(0.8)	—	0.2	Interest expense	—	(0.5)	0.2	(3.5)

	$22.7	$(14.0)	$30.7	$(70.2)		$(3.8)	$(12.7)	$(7.7)	$(20.9)

The net amount recognized in earnings during the three month periods ended June 30, 2012 and 2011 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2012, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $16.1 million, or $16.2 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, $3.8 million, or $6.8 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument		2012	2011	2012	2011
Foreign exchange forward contracts	Cost of products sold	$10.5	$1.3	$8.6	$(13.7)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance	Sheet Presentation

As of June 30, 2012 and December 31, 2011, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$37.3	Other current assets	$24.9
Foreign exchange options	Other current assets	0.9	Other current assets	1.4
Foreign exchange forward contracts	Other assets	23.3	Other assets	14.5
Foreign exchange options	Other assets	—	Other assets	1.0
Interest rate swaps	Other assets	32.9	Other assets	27.8

Total asset derivatives		$94.4		$69.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$22.9	Other current liabilities	$35.6
Cross-currency interest rate swaps	Other current liabilities	—	Other current liabilities	8.2
Foreign exchange forward contracts	Other long-term liabilities	8.1	Other long-term liabilities	13.1

Total liability derivatives		$31.0		$56.9

9.	Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. In the three and six month periods ended June 30, 2011, we resolved tax matters in multiple jurisdictions resulting in a reduction in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

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

In the three and six month periods ended June 30, 2012, our effective tax rates were 25.6 percent. Our effective tax rates were lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates.

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

The components of net pension expense for our U.S. and non-U.S. defined benefit retirement plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$6.1	$7.2	$12.9	$14.1
Interest cost	4.6	5.2	9.6	10.2
Expected return on plan assets	(8.2)	(8.0)	(16.5)	(15.8)
Settlement	0.7	—	0.7	—
Amortization of prior service cost	(1.2)	(0.2)	(1.4)	(0.4)
Amortization of unrecognized actuarial loss	3.3	1.8	6.7	3.7

Net periodic benefit cost	$5.3	$6.0	$12.0	$11.8

We contributed $52.5 million during the six month period ended June 30, 2012 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2012. We contributed $7.4 million to our foreign-based defined benefit plans in the six month period ended June 30, 2012 and expect to contribute $7.4 million to these foreign-based plans during the remainder of 2012.

In March 2012, we amended our U.S. defined benefit pension plan which led us to remeasure our plan assets and obligations. Accordingly, the resulting remeasurement was reflected in our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets.

11.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares outstanding for basic net earnings per share	175.2	191.5	176.3	192.1
Effect of dilutive stock options and other equity awards	1.0	1.2	1.0	1.2

Weighted average shares outstanding for diluted net earnings per share	176.2	192.7	177.3	193.3

During the three and six month periods ended June 30, 2012, an average of 12.8 million options and 12.6 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three and six month periods ended June 30, 2011, an average of 11.6 million options and 12.2 million options, respectively, were not included in the computation.

In the three month period ended June 30, 2012, we repurchased 1.7 million shares of our common stock at an average price of $63.75 per share for a total cash outlay of $106.5 million, including commissions. In the six month period ended June 30, 2012, we repurchased 4.0 million shares of our common stock at an average price of $62.17 per share for a total cash outlay of $248.1 million, including commissions. As of June 30, 2012, approximately $1.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

12.	Segment Information

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Americas	$614.3	$608.6	$315.7	$302.0
Europe	305.2	324.7	94.5	104.6
Asia Pacific	205.5	204.1	79.0	73.1

Total	$1,125.0	$1,137.4

Share-based compensation			(15.0)	(17.4)
Inventory step-up			(1.0)	(3.4)
Certain claims			—	(50.0)
Special items			(30.7)	(13.5)
Global operations and corporate functions			(140.6)	(136.3)

Operating profit			$301.9	$259.1

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Americas	$1,248.7	$1,238.3	$636.5	$613.4
Europe	606.0	623.9	189.2	214.6
Asia Pacific	411.0	390.8	156.7	147.0

Total	$2,265.7	$2,253.0

Share-based compensation			(27.8)	(31.7)
Inventory step-up			(2.0)	(7.8)
Certain claims			—	(50.0)
Special items			(64.2)	(39.0)
Global operations and corporate functions			(290.9)	(290.2)

Operating profit			$597.5	$556.3

Net sales by product category are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconstructive
Knees	$460.7	$470.9	$931.3	$933.1
Hips	340.0	345.0	684.5	682.3
Extremities	42.5	40.7	87.3	83.6

	843.2	856.6	1,703.1	1,699.0
Dental	61.5	67.1	121.7	129.5
Trauma	73.9	69.1	149.4	139.2
Spine	52.4	56.4	105.6	113.3
Surgical and other	94.0	88.2	185.9	172.0

Total	$1,125.0	$1,137.4	$2,265.7	$2,253.0

13.	Commitments and Contingencies

Other than as described below, there have been no significant developments relating to the information previously reported in Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We establish liabilities for loss contingencies when a loss is known or considered probable and the amount of the loss can be reasonably estimated. For matters where a loss is believed to be reasonably possible, but not probable, no accrual has been made.

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (Durom Cup) in the U.S. Subsequently, a number of product liability lawsuits and other claims have been asserted against us. We have settled some of these claims and the others are still pending. Additional claims may be asserted in the future.

Since 2008, we have accrued estimated losses of $388.2 million for Durom Cup-related claims. With respect to the periods covered by this report, our estimate of our total liability for these claims as of June 30, 2012 remains consistent with our prior estimate, and, accordingly, we did not record any expense during the three and six month periods ended June 30, 2012. During the three and six month periods ended June 30, 2011, we recognized $1.9 million and $3.0 million, respectively, of expense in SG&A and $50.0 million of expense in “Certain claims”.

Our understanding of clinical outcomes with the Durom Cup continues to evolve. We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. Among other factors, since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the estimated losses we have accrued.

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, the Poletts filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. A ruling has not yet been issued. We have not accrued an estimated loss related to this matter. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. We could in the future be required to record a charge to our consolidated statement of earnings that could have a material adverse effect on our results of operations in any particular period.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of

June 30, 2012, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits. Although we intend to vigorously defend these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Royalty arrangements: We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We intend to defend ourselves vigorously against these claims. These matters are in varying stages of dispute resolution processes. In the three and six month periods ended June 30, 2012, we accrued losses related to one of these matters, which we have since settled. With respect to the other matters, we cannot reasonably estimate the possible loss, if any, we may incur. An adverse result in any of these matters could have an adverse effect on our results of operations in any particular period.

Government	Investigations

FCPA investigation: In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. In the course of continuing dialogues with the agencies, we have voluntarily disclosed information to the SEC and DOJ relating to sales of our products by independent distributors in two South American countries. In the first quarter of 2011, we received a subpoena from the SEC seeking documents and other records pertaining to our business activities in substantially all countries in the Asia Pacific region where we operate. We have been responding to the subpoena and reporting to the government concerning our reviews in certain countries in the Asia Pacific region. We cannot currently predict the outcome of this investigation. If the result of the investigation is that we are found to be in violation of the FCPA, we could face significant monetary penalties or be required to take other remedial actions.

Regulatory Matters

In July 2011, the U.S. Food and Drug Administration (FDA) conducted an inspection of our Warsaw, Indiana manufacturing facility, following which it issued certain inspectional observations regarding the facility’s quality systems. We have responded to the observations, met with representatives of the district office of the FDA to discuss our response and action plans, and have been executing our action plans. As anticipated, the FDA conducted a reinspection of the Warsaw, Indiana manufacturing facility during the quarter ended June 30, 2012. The reinspection was completed and we are continuing to address a number of inspectional observations and are communicating regularly with the FDA regarding these matters.

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

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and six month periods ended June 30, 2012 and our expected results for the remainder of 2012.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of year-over-year sales growth during the three month period ended June 30, 2012, which is 1 percentage point better than the three month period ended June 30, 2011, but 1 percentage point worse than the three month period ended March 31, 2012.

Consistent with our expectations, procedure volumes in the broader musculoskeletal market remained stable in the second quarter of 2012 relative to the first quarter of 2012. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Prolong® Highly Crosslinked Polyethylene, Trabecular MetalTM Technology products, hip stems with Kinectiv® Technology, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales growth during the three month period ended June 30, 2012, which is 1 percentage point worse than the three month period ended June 30, 2011, and consistent with the three month period ended March 31, 2012. Selling prices in the Americas and Asia Pacific had a negative effect of 3 percent on sales growth in those operating segments during the three month period ended June 30, 2012. Europe selling prices had a negative effect of 1 percent on sales growth in that operating segment during the three month period ended June 30, 2012. We continue to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. In addition, effective April 2012, a biennial price adjustment went into effect in Japan which will negatively affect pricing the remainder of the year. The Japan downward price adjustment was greater than we had anticipated coming into the year. Consequently, this adds modest incremental pressure to our full year pricing outlook of negative 2 percent.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2012, foreign currency exchange rates resulted in a 3 percent decline in sales. If foreign currency exchange rates remain consistent with June 30, 2012 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect in 2012 of 2 to 2.5 percent on sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

2012 Outlook

We estimate our sales will grow between 0 and 1.5 percent in 2012. Such sales growth assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed previously, we expect pricing to have a negative effect on sales growth of approximately 2 percent, and foreign currency exchange rates to have a negative effect on sales growth of 2 to 2.5 percent based upon June 30, 2012 rates.

Assuming currency rates remain at June 30, 2012 levels, we expect our gross margin to be approximately 75 percent of sales in 2012. This takes into account the cost pressures we have experienced from lower than planned manufacturing volumes, as well as anticipated losses from foreign currency hedges. However, if currency rates remain at June 30, 2012 levels, the hedge losses we recognize in 2012 will be less than the hedge losses recognized in 2011. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. For the full year, selling, general and administrative expenses (SG&A) as a percent of sales is expected to be approximately 40 percent as we realize operational efficiencies from global restructuring and transformation initiatives and further leverage revenue growth. However, due to slower procedure volumes related to summer holidays, our SG&A expense in the third quarter is expected to be between 42 and 42.5 percent of sales.

We expect to incur approximately $115 million of expenses in 2012 related to certain restructuring and transformation initiatives. The programs are targeted at streamlining the organization and business processes. They are expected to be mostly completed in 2012. We also expect to incur approximately $10 million for certain acquisition, integration and other costs. We expect to recognize the majority of these $125 million of expenses in “Special items” on our statement of earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

Assuming variable rates remain at June 30, 2012 levels, we expect interest expense, net of interest income, to be approximately $60 million in 2012, which is higher than 2011 primarily due to the $550 million offering of senior notes we completed in November 2011.

FIRST QUARTER RESULTS OF OPERATIONS

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,
	2012	2011	% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
Americas	$614.3	$608.6	1%	4%	(3)%	—%
Europe	305.2	324.7	(6)	4	(1)	(9)
Asia Pacific	205.5	204.1	1	5	(3)	(1)

Total	$1,125.0	$1,137.4	(1)	4	(2)	(3)

	Six Months Ended June 30,
	2012	2011	% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
Americas	$1,248.7	$1,238.3	1%	4%	(3)%	—%
Europe	606.0	623.9	(3)	5	(1)	(7)
Asia Pacific	411.0	390.8	5	6	(2)	1

Total	$2,265.7	$2,253.0	1	4	(2)	(1)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Reconstructive
Knees	$460.7	$470.9	(2)%	4%	(3)%	(3)%
Hips	340.0	345.0	(1)	5	(3)	(3)
Extremities	42.5	40.7	4	7	(1)	(2)

	843.2	856.6	(2)	5	(3)	(4)
Dental	61.5	67.1	(8)	(6)	1	(3)
Trauma	73.9	69.1	7	10	(1)	(2)
Spine	52.4	56.4	(7)	(1)	(3)	(3)
Surgical and other	94.0	88.2	7	8	—	(1)

Total	$1,125.0	$1,137.4	(1)	4	(2)	(3)

	Six Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Reconstructive
Knees	$931.3	$933.1	—%	5%	(3)%	(2)%
Hips	684.5	682.3	—	5	(3)	(2)
Extremities	87.3	83.6	4	7	(1)	(2)

	1,703.1	1,699.0	—	5	(3)	(2)
Dental	121.7	129.5	(6)	(5)	1	(2)
Trauma	149.4	139.2	7	10	(1)	(2)
Spine	105.6	113.3	(7)	(2)	(3)	(2)
Surgical and other	185.9	172.0	8	8	1	(1)

Total	$2,265.7	$2,253.0	1	4	(2)	(1)

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	% Inc (Dec)	2012	2011	% Inc (Dec)
Reconstructive
Knees
Americas	$264.6	$266.5	(1)%	$543.1	$544.3	—%
Europe	116.9	127.9	(9)	235.0	245.1	(4)
Asia Pacific	79.2	76.5	4	153.2	143.7	7
Hips
Americas	151.8	151.4	—	305.7	306.0	—
Europe	115.9	121.8	(5)	229.9	236.0	(3)
Asia Pacific	72.3	71.8	1	148.9	140.3	6
Extremities
Americas	32.3	31.1	4	67.5	64.3	5
Europe	7.6	6.9	11	14.6	13.7	7
Asia Pacific	2.6	2.7	(5)	5.2	5.6	(7)

	843.2	856.6	(2)	1,703.1	1,699.0	—
Dental
Americas	34.8	33.6	3	70.1	68.3	3
Europe	21.1	25.0	(15)	41.2	45.7	(10)
Asia Pacific	5.6	8.5	(34)	10.4	15.5	(33)
Trauma
Americas	37.5	35.1	7	74.7	72.1	4
Europe	17.0	15.9	7	33.0	30.0	10
Asia Pacific	19.4	18.1	7	41.7	37.1	12
Spine
Americas	35.4	37.3	(5)	72.0	76.1	(5)
Europe	12.7	14.4	(11)	25.1	28.2	(11)
Asia Pacific	4.3	4.7	(7)	8.5	9.0	(5)
Surgical and other
Americas	57.9	53.6	8	115.6	107.2	8
Europe	14.0	12.8	9	27.2	25.2	8
Asia Pacific	22.1	21.8	2	43.1	39.6	9

Total	$1,125.0	$1,137.4	(1)	$2,265.7	$2,253.0	1

Sales Overview

Although the sales growth rate for our Americas geographic segment increased sequentially from the first quarter to the second quarter of 2012, this performance still fell short of our goal of growing all three of our geographic segments at or above market rates. Our ongoing commercial excellence efforts, however, are focused on improving the performance of certain territories in the U.S. to the level of the many other territories that continue to perform well and are growing above market. These efforts, coupled with the strength of our current and upcoming new product introductions, give us confidence that we will accelerate our Americas revenue growth rate in the coming quarters.

Our international segments continued to deliver solid sales results in the second quarter, despite challenging prior year comparisons due to our large knee tender sale in Europe in the second quarter of 2011, as well as the impact of the biennial price reductions in Japan, which became effective in April 2012.

Knees

Knee sales declined by 2 percent and were flat in the three and six month periods ended June 30, 2012, respectively, when compared to the same prior year periods. Changes in foreign currency exchange rates negatively affected knee sales in the three and six month periods ended June 30, 2012 by 3 percent and 2 percent, respectively. Volume/mix growth continued to be stable with prior quarters while pricing pressure remains.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee led knee sales. In addition, sales of our knee revision systems and Zimmer® Patient Specific Instruments exhibited growth. In Europe, we completed a large tender contract to the ministry of health in a government-run healthcare system in the three month period ended June 30, 2011, which, along with changes in foreign currency exchange rates, has offset underlying growth in the rest of that operating segment. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the three and six month periods ended June 30, 2012 by 9 percent and 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates affected knee sales in the three and six month periods ended June 30, 2012 by negative 2 percent and positive 1 percent, respectively.

Hips

Hip sales declined by 1 percent and were flat in the three and six month periods ended June 30, 2012, respectively, when compared to the same prior year periods. Changes in foreign currency exchange rates negatively affected hip sales in the three and six month periods ended June 30, 2012 by 3 percent and 2 percent, respectively. Sales were driven primarily by higher sales of our primary stems, including the Zimmer® M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, and our Continuum® Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic® Acetabular System.

Also leading hip stem sales were the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic Zweymüller® Hip Stem. In addition, sales of the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads and Fitmore® Hip Stems. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the three and six month periods ended June 30, 2012 by 9 percent and 7 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates affected hip sales in the three and six month periods ended June 30, 2012 by 0 percent and positive 2 percent, respectively.

Extremities

Extremities sales increased by 4 percent in both the three and six month periods ended June 30, 2012 when compared to the same prior year periods. The Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Reverse shoulder procedures continue to gain popularity as a solution for patients with rotator cuff damage.

Dental

Dental sales declined by 8 percent and 6 percent in the three and six month periods ended June 30, 2012, respectively, when compared to the same prior year periods. While Americas sales increased 3 percent in both periods, the overall performance of our dental franchise was impacted by several factors, including softening in certain international markets and timing of inventory purchases at our stocking distributors. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 7 percent in both the three and six month periods ended June 30, 2012 when compared to the same prior year periods. The Zimmer Natural Nail® System continued to increase sales significantly. In addition to the Zimmer Natural Nail System, the Zimmer® Periarticular Locking Plates System led trauma sales, while sales of the Zimmer® Universal Locking System also made a strong contribution.

1 Registered trademark of CeramTec GmbH

Spine

Spine sales decreased 7 percent in both the three and six month periods ended June 30, 2012 when compared to the same prior year periods. Each of our geographic segments experienced sales declines. This product category continues to face challenges related to pricing pressure and payor approvals. Solid sales of the PathFinder NXT® and Sequoia® Pedicle Screw Systems, the InCompass® Spinal Fixation System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System.

Surgical and other

Surgical and other sales increased 7 percent and 8 percent in the three and six month periods ended June 30, 2012, respectively, when compared to the same prior year periods. Surgical and other sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement products, powered instruments and DeNovo® NT Natural Tissue Graft also made a strong contribution to sales results, as did our January 2012 acquisition of Synvasive Technology, Inc. (Synvasive). The Synvasive acquisition enhanced our product portfolio through the addition of the STABLECUT® surgical saw blades, as well as the eLIBRA® Dynamic Knee Balancing System™ for soft tissue balancing.

Expenses as a Percent of Net Sales

	Three Months Ended June 30,		Inc (Dec)	Six Months Ended June 30,		Inc (Dec)
	2012	2011		2012	2011
Cost of products sold	25.1%	25.3%	(0.2)	25.2%	25.2%	0.0
Research and development	5.1	5.0	0.1	5.2	5.0	0.2
Selling, general and administrative	40.3	41.3	(1.0)	40.5	41.2	(0.7)
Certain claims	—	4.4	(4.4)	—	2.2	(2.2)
Special items	2.7	1.2	1.5	2.8	1.7	1.1
Operating profit	26.8	22.8	4.0	26.4	24.7	1.7

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales for the three month period ended June 30, 2012 compared to the same prior year period is primarily due to lower foreign currency hedge losses recorded in the current year period. Under our hedging program, the effective portion of derivatives that qualify as hedges of future cash flows is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. Additionally, there were lower inventory step-up charges based upon timing of business combinations. These favorable items were partially offset by the impact of lower average selling prices.

The six month period ended June 30, 2012 experienced similar year-over-year trends as the three month period discussed above. However, the foreign currency hedge losses were not as relatively favorable year-over-year. Therefore, cost of products sold as a percentage of net sales was the same as the prior year six month period.

Operating Expenses

R&D expenses and R&D as a percent of sales increased slightly when compared to the same prior year periods. Higher spending reflects investments in new platform development projects across all product categories, including our next generation knee system. We continue to align R&D support functions with our product category leaders to continue to drive a faster pace of product innovation, which is a key feature of our growth strategy. We expect R&D spending in 2012 to be between 5 to 6 percent of sales for the full year.

2 Registered trademark of Heraeus Kulzer GmbH

SG&A has decreased in dollar terms and as a percent of sales when compared to the same prior year periods. In the three month period ended June 30, 2012, SG&A in dollar terms decreased due to lower sales, changes in foreign currency exchange rates from a stronger U.S. dollar versus various currencies throughout the world, and lower advertising and promotion expenses. Such lower expenses were partially offset by increased bad debt expenses and higher intangible amortization from business combinations. SG&A as a percent of sales has decreased 100 basis points relative to the same prior year period, reflecting disciplined discretionary spending and the effect of our transformation initiatives, which have lowered expenses such as salaries, wages and benefits.

In the six month period ended June 30, 2012, SG&A in dollar terms decreased for similar reasons as discussed above in addition to lower product liability costs. Such lower expenses were partially offset by increased bad debt and intangible amortization expenses as discussed above as well as increased legal costs. SG&A as a percent of sales has decreased 70 basis points relative to the same prior year period, reflecting disciplined discretionary spending and the effect of our transformation initiatives, which have lowered expenses such as salaries, wages and benefits.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $50.0 million was recorded during the three month period ended June 30, 2011. For more information regarding these claims, see Note 13 to the condensed consolidated financial statements.

“Special items” for the three and six month periods ended June 30, 2012 increased from the same prior year periods. We continue to implement our transformation programs and have incurred costs related to consulting and professional fees and dedicated personnel costs for those programs, as well as other costs. Additionally, severance costs were recognized as we announced our plans to transition our Warsaw, Indiana distribution center to an outsourced partner at a national transportation hub, among other organizational changes. We also recognized charges related to certain litigation matters.

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

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest expense for the three and six month periods ended June 30, 2012 increased primarily due to the $550 million offering of senior notes we completed in November 2011. Interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments upon which interest income is being earned.

The effective tax rate on earnings before income taxes increased to 25.6 percent in both the three and six month periods ended June 30, 2012, compared to 18.2 percent and 22.9 percent in the same prior year periods, respectively. In the prior year periods, the effective tax rate was positively affected by the favorable resolution of certain tax matters and the tax effect of the “Certain claims” provision. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2012 effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. increased 5 percent to $214.5 million for the three month period ended June 30, 2012, compared to $203.8 million in the same prior year period. Net earnings increased 3 percent to $424.1 million for the six month period ended June 30, 2012, compared to $412.7 million in the same prior year period. The improvements in net earnings were due to the changes in revenues and expenses discussed above. For the three month period ended June 30, 2012, basic and diluted earnings per share both increased 15 percent to $1.22, from $1.06 in the same prior year period. For the six month period ended June 30, 2012, basic and diluted earnings per share both increased 12 percent to $2.41 and $2.39, respectively, from $2.15 and $2.14, respectively, in the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2012 and 2011 share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Certain Claims”, “Special items,” and the taxes on those items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and six month periods ended June 30, 2012 were $235.6 million and $466.9 million, respectively, compared to $232.5 million and $463.4 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and six month periods ended June 30, 2012 were $1.34 and $2.63, respectively, compared to $1.21 and $2.40 in the same prior year periods, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended June 30,		Six Months Ended June 30,

(In millions)	2012	2011	2012	2011
Net Earnings of Zimmer Holdings, Inc.	$214.5	$203.8	$424.1	$412.7
Inventory step-up	1.0	3.4	2.0	7.8
Certain claims	—	50.0	—	50.0
Special items	30.7	13.5	64.2	39.0
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(10.6)	(38.2)	(23.4)	(46.1)

Adjusted Net Earnings	$235.6	$232.5	$466.9	$463.4

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended June 30,		Six Months Ended June 30,

	2012	2011	2012	2011
Diluted EPS	$1.22	$1.06	$2.39	$2.14
Inventory step-up	0.01	0.02	0.01	0.04
Certain claims	—	0.26	—	0.26
Special items	0.17	0.07	0.36	0.20
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(0.06)	(0.20)	(0.13)	(0.24)

Adjusted Diluted EPS	$1.34	$1.21	$2.63	$2.40

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

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

Liquidity and Capital Resources

Cash flows provided by operating activities were $438.9 million for the six month period ended June 30, 2012, compared to $433.2 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $220.0 million of operating cash. All other items of operating cash flows reflect a use of $204.0 million of cash, compared to a use of $193.7 million in the same 2011 period. The higher cash flows provided by operating activities in the 2012 period were primarily due to the timing of tax payments, which was partially offset by increased product liability payments.

At June 30, 2012, we had 72 days of sales outstanding in trade accounts receivable, which represents an increase of 2 days compared to March 31, 2012 and an increase of 4 days compared to June 30, 2011, reflecting the economic environment in our Europe operating segment. At June 30, 2012, we had 306 days of inventory on hand, which is an increase of 13 days compared to March 31, 2012 and a decrease of 1 day from June 30, 2011. This reflects relatively stable inventory balances.

Cash flows used in investing activities were $282.1 million for the six month period ended June 30, 2012, compared to $162.5 million in the same prior year period. Additions to instruments decreased in the 2012 period compared to the 2011 period as the 2011 period reflected purchases for significant product launches, such as our Continuum Acetabular System. Spending on other property, plant and equipment has increased in the 2012 period relative to the 2011 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Investments in other assets increased in the 2012 period compared to the 2011 period primarily related to the acquisition of Synvasive and another smaller acquisition.

Cash flows used in financing activities were $262.1 million for the six month period ended June 30, 2012, compared to $324.3 million in the same 2011 period. In the 2012 period, we returned cash to stockholders in the form of cash dividends of 31.7 million and share repurchases of $248.1 million as compared to share repurchases of $357.2 million in the 2011 period.

In May 2012, our Board of Directors declared a dividend of $0.18 per share, resulting in $31.4 million to be paid in July 2012. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted for reasons the Board deems appropriate, such as changes in market conditions or business needs.

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

In May 2012 we entered into a new five year $1,350 million revolving, multi-currency, Senior Credit Facility maturing May 9, 2017. The Senior Credit Facility replaced a previous credit facility with similar terms that was due to mature on November 30, 2012. For more information on the Senior Credit Facility, the agreement can be found as an exhibit to this report.

Borrowings of 11.7 billion Japanese Yen outstanding under the previous credit facility were converted to the Senior Credit Facility. On May 24, 2012, we refinanced these borrowings by entering into a separate Term Loan agreement with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen and we repaid the outstanding borrowings under the Senior Credit Facility. As of June 30, 2012, there were no outstanding borrowings under the Senior Credit Facility.

The Term Loan will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity. For more information on the Term Loan, the agreement can be found as an exhibit to this report.

We also have available uncommitted credit facilities totaling $71.0 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2012, we had short-term and long-term investments in debt securities with a fair value of $783.9 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and therefore we believe the risk of default by the issuers is low.

As of June 30, 2012, $1,319.5 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $1,162.9 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial crisis in the Euro zone impacts the indirect credit exposure we have to those governments through their public hospitals. We have experienced an increasing number of days sales outstanding in some European countries. As of June 30, 2012, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable were $254.2 million. With allowances for doubtful accounts of $8.6 million recorded in those countries, the net balance was $245.6 million, representing 27 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain account for $233.6 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with these customers on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. As evidence of this, in Spain we received approximately $27 million a few days after the quarter end to settle certain past due accounts receivable. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of June 30, 2012, approximately $1.3 billion remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

Our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent Quarterly Report on Form 10-Q contain discussions of these and other important factors under the heading “Risk Factors” in those reports. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed in multiple countries throughout Europe and in the U.S. We also continued centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing global business transformation initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the course of 2012.

Also in 2012, we intend to implement new software to consolidate our worldwide financial information. This software implementation is part of our transformation initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Except as set forth below and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The risk factor entitled “In July 2011, we received Form FDA-483 Inspectional Observations from the FDA concerning quality systems at our Warsaw, Indiana manufacturing facility and we may not be able to timely and adequately address the quality system issues raised by the FDA” is revised as follows:

Following a July 2011 routine inspection of our Warsaw, Indiana manufacturing facility, the FDA issued certain inspectional observations regarding the facility’s quality systems. The facility manufactures reconstructive products that are sold globally. We have responded to the observations and met with representatives of the district office of the FDA to discuss our response and action plans. We have been executing our action plans and communicating on a regular basis with representatives of the district office of the FDA on the status of our execution of the action plans. As anticipated, the FDA conducted a reinspection of the Warsaw, Indiana manufacturing facility during the quarter ended June 30, 2012. The reinspection was completed and we are continuing to address a number of inspectional observations and are communicating regularly with the FDA regarding these matters.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 2012	—	$—	80,256,650	$1,358,415,859
May 2012	1,670,758	63.75	81,927,408	1,251,910,218
June 2012	—	—	81,927,408	1,251,910,218

Total	1,670,758	$63.75	81,927,408	$1,251,910,218

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2014.

Item 5.	Other Information

During the three month period ended June 30, 2012, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated By-Laws of Zimmer Holdings, Inc. effective May 8, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 14, 2012)

10.1	$1,350,000,000 Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2012)

10.2	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)

10.3	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)
Date: August 6, 2012	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and Chief Financial Officer

Date: August 6, 2012	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate Controller and Chief Accounting Officer