Form 10-Q
period 2012-09-30
ZIMMER HOLDINGS INC
filed 2012-11-06
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 25, 2012, 173,502,118 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2012

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Sales	$1,025.5	$1,031.5	$3,291.2	$3,284.5
Cost of products sold	255.7	251.9	826.3	818.8

Gross Profit	769.8	779.6	2,464.9	2,465.7

Research and development	53.5	61.0	170.3	173.5
Selling, general and administrative	430.0	444.0	1,346.6	1,372.3
Certain claims	—	—	—	50.0
Special items (Note 2)	36.9	8.0	101.1	47.0

Operating expenses	520.4	513.0	1,618.0	1,642.8

Operating Profit	249.4	266.6	846.9	822.9
Interest income	3.8	1.3	10.7	6.6
Interest expense	(18.3)	(13.0)	(54.0)	(39.1)

Earnings before income taxes	234.9	254.9	803.6	790.4
Provision for income taxes	57.2	63.7	203.0	186.5

Net earnings	177.7	191.2	600.6	603.9
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.3)	(1.6)	(0.3)

Net Earnings of Zimmer Holdings, Inc.	$178.1	$191.5	$602.2	$604.2

Earnings Per Common Share
Basic	$1.02	$1.02	$3.43	$3.17
Diluted	$1.02	$1.01	$3.41	$3.15
Weighted Average Common Shares Outstanding
Basic	174.1	187.7	175.6	190.6
Diluted	175.3	188.8	176.7	191.8
Cash Dividends Declared Per Common Share	$0.18	$—	$0.36	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings	$177.7	$191.2	$600.6	$603.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	67.2	(108.1)	20.1	61.5
Unrealized cash flow hedge gains/(losses), net of tax	(35.9)	21.6	(11.7)	(36.6)
Reclassification adjustments on foreign currency hedges, net of tax	0.1	8.5	2.3	21.7
Unrealized gains on securities, net of tax	0.3	(0.4)	0.6	0.1
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	4.0	1.0	28.5	2.4

Total Other Comprehensive Gain/(Loss)	35.7	(77.4)	39.8	49.1

Comprehensive Income	213.4	113.8	640.4	653.0
Comprehensive loss attributable to the noncontrolling interest	(0.3)	(0.3)	(1.7)	(0.3)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$213.7	$114.1	$642.1	$653.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$801.5	$768.3
Short-term investments	687.4	455.5
Accounts receivable, less allowance for doubtful accounts	874.9	838.8
Inventories	994.1	929.8
Prepaid expenses and other current assets	72.3	73.7
Deferred income taxes	201.7	210.5

Total Current Assets	3,631.9	3,276.6
Property, plant and equipment, net	1,185.6	1,207.3
Goodwill	2,648.6	2,626.0
Intangible assets, net	760.5	798.5
Other assets	557.5	606.9

Total Assets	$8,784.1	$8,515.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141.1	$143.3
Income taxes	43.0	8.6
Short-term debt	0.3	143.3
Other current liabilities	571.1	571.9

Total Current Liabilities	755.5	867.1
Other long-term liabilities	463.6	557.4
Long-term debt	1,734.1	1,576.0

Total Liabilities	2,953.2	3,000.5

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 256.9 million shares issued in 2012 (255.9 million in 2011)	2.6	2.5
Paid-in capital	3,482.3	3,399.2
Retained earnings	6,966.3	6,426.8
Accumulated other comprehensive income	311.2	271.4
Treasury stock, 83.4 million shares (77.9 million shares in 2011)	(4,937.4)	(4,592.7)

Total Zimmer Holdings, Inc. stockholders’ equity	5,825.0	5,507.2
Noncontrolling interest	5.9	7.6

Total Stockholders’ Equity	5,830.9	5,514.8

Total Liabilities and Stockholders’ Equity	$8,784.1	$8,515.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows provided by (used in) operating activities:
Net earnings	$600.6	$603.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	272.9	265.6
Share-based compensation	41.7	46.1
Income tax benefit from stock option exercises	10.0	10.6
Excess income tax benefit from stock option exercises	(2.3)	(4.0)
Inventory step-up	2.5	9.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	29.7	6.8
Receivables	(34.2)	(39.7)
Inventories	(53.3)	(27.7)
Accounts payable and accrued expenses	4.0	(41.3)
Other assets and liabilities	(87.7)	(46.1)

Net cash provided by operating activities	783.9	783.8

Cash flows provided by (used in) investing activities:
Additions to instruments	(104.7)	(128.9)
Additions to other property, plant and equipment	(71.4)	(67.8)
Purchases of investments	(801.7)	(403.8)
Sales of investments	667.1	225.0
Investments in other assets	(56.8)	(35.6)

Net cash used in investing activities	(367.5)	(411.1)

Cash flows provided by (used in) financing activities:
Net proceeds (payments) under revolving credit facilities	(149.9)	375.2
Proceeds from term loans	147.3	—
Dividends paid to stockholders	(63.2)	—
Proceeds from employee stock compensation plans	34.1	34.0
Excess income tax benefit from stock option exercises	2.3	4.0
Debt issuance costs	(3.3)	—
Repurchase of common stock	(345.7)	(906.5)

Net cash used in financing activities	(378.4)	(493.3)

Effect of exchange rates on cash and cash equivalents	(4.8)	4.7

Increase (decrease) in cash and cash equivalents	33.2	(115.9)
Cash and cash equivalents, beginning of year	768.3	668.9

Cash and cash equivalents, end of period	$801.5	$553.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2011 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on September 25, 2012 and 2011. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of June 26 through September 25 and the nine month results included in these condensed consolidated financial statements are for the period of December 26 through September 25 or the period of January 1 to September 25.

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

Special Items — We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting and professional fees and asset impairment charges connected with global restructuring and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Impairment/loss on disposal of assets	$0.3	$0.3	$0.7	$3.2
Consulting and professional fees	25.6	3.2	63.1	11.6
Employee severance and retention	1.8	1.1	6.2	20.9
Dedicated project personnel	3.9	0.7	10.5	1.6
Distributor acquisitions	—	0.5	0.4	1.6
Certain litigation matters	3.3	—	13.2	0.1
Contract terminations	2.0	1.8	4.6	4.5
Contingent consideration adjustments	(2.0)	—	(2.8)	—
Accelerated software amortization	1.5	—	3.0	—
Other	0.5	0.4	2.2	3.5

Special items	$36.9	$8.0	$101.1	$47.0

In the first nine months of 2012, we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. We also have plans to close operations at two of our smaller manufacturing facilities. Approximately 300 positions were or will be affected by these actions.

In the first nine months of 2011, we terminated employees as part of a reduction of management layers, expansion of management spans of control, and changes in our organizational structure. Approximately 500 employees from across the globe were affected by these actions.

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

Recent Accounting Pronouncements — In 2011, the Financial Accounting Standards Board issued an accounting standard update (ASU) requiring companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and of comprehensive income. This requirement became effective for us January 1, 2012. The ASU changes the presentation, but not the accounting requirements, of other comprehensive income and therefore had no effect on our financial position, results of operations or cash flows.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	September 30, 2012	December 31, 2011
	(in millions)
Finished goods	$794.9	$743.0
Work in progress	56.9	47.8
Raw materials	142.3	139.0

Inventories	$994.1	$929.8

4.	Property, Plant and Equipment

	September 30, 2012	December 31, 2011
	(in millions)
Land	$22.3	$22.3
Buildings and equipment	1,225.9	1,196.8
Capitalized software costs	224.7	208.4
Instruments	1,582.4	1,509.2
Construction in progress	102.1	76.4

	3,157.4	3,013.1
Accumulated depreciation	(1,971.8)	(1,805.8)

Property, plant and equipment, net	$1,185.6	$1,207.3

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair value
As of September 30, 2012
Corporate debt securities	$338.2	$0.4	$(0.1)	$338.5
U.S. government and agency debt securities	215.3	—	—	215.3
Foreign government debt securities	2.8	—	—	2.8
Commercial paper	139.6	0.1	—	139.7
Certificates of deposit	105.3	0.1	—	105.4

Total short and long-term investments	$801.2	$0.6	$(0.1)	$801.7

As of December 31, 2011
Corporate debt securities	$324.8	$0.2	$(0.3)	$324.7
U.S. government and agency debt securities	177.1	0.1	—	177.2
Municipal bonds	1.0	—	—	1.0
Foreign government debt securities	6.8	—	—	6.8
Commercial paper	74.5	—	—	74.5
Certificates of deposit	88.5	—	—	88.5

Total short and long-term investments	$672.7	$0.3	$(0.3)	$672.7

Unrealized gains and losses on these investments are recorded in accumulated other comprehensive income in our condensed consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	September 30, 2012		December 31, 2011
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$85.9	$(0.1)	$164.5	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 39 securities were in an unrealized loss position as of September 30, 2012.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from changes in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of September 30, 2012 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$687.0	$687.4
Due after one year through two years	114.2	114.3

Total	$801.2	$801.7

6.	Debt

Our debt consisted of the following (in millions):

	September 30, 2012	December 31, 2011
Short-term debt
Credit facility	$—	$143.0
Other short-term debt	0.3	0.3

Total short-term debt	$0.3	$143.3

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term loan	150.3	—
Debt discount	(1.8)	(1.8)
Adjustment related to interest rate swaps	35.6	27.8

Total long-term debt	$1,734.1	$1,576.0

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

The estimated fair value of our Senior Notes as of September 30, 2012, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,761.1 million. The estimated fair value of the Term Loan as of September 30, 2012, based upon publicly available market yield curves and the terms of the debt (Level 2), was $149.8 million.

7.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2012
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$338.5	$—	$338.5	$—
U.S. government and agency debt securities	215.3	—	215.3	—
Foreign government debt securities	2.8	—	2.8	—
Commercial paper	139.7	—	139.7	—
Certificates of deposit	105.4	—	105.4	—

Total available-for-sale securities	801.7	—	801.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	9.6	—	9.6	—
Interest rate swaps	35.6	—	35.6	—

	$846.9	$—	$846.9	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$24.4	$—	$24.4	$—

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$324.7	$—	$324.7	$—
U.S. government and agency debt securities	177.2	—	177.2	—
Municipal bonds	1.0	—	1.0	—
Foreign government debt securities	6.8	—	6.8	—
Commercial paper	74.5	—	74.5	—
Certificates of deposit	88.5	—	88.5	—

Total available-for-sale securities	672.7	—	672.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	—	18.3	—
Interest rate swaps	27.8	—	27.8	—

	$718.8	$—	$718.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$25.2	$—	$25.2	$—
Cross -currency interest rate swaps	8.2	—	8.2	—

	$33.4	$—	$33.4	$—

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

We valued our cross-currency interest rate swaps using a market approach based upon publicly available market yield curves, foreign currency exchange rates obtained from active markets and the terms of our swaps. We also performed ongoing assessments of counterparty credit risk.

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

For forward contracts and options outstanding at September 30, 2012, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from October 2012 through March 2014. As of September 30, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,488.3 million. As of September 30, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $278.5 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain on Instrument				Loss on Hedged Item
	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2012	2011	2012	2011	2012	2011	2012	2011
Interest rate swaps	Interest expense	$2.7	$21.2	$7.8	$25.2	$(2.7)	$(21.2)	$(7.8)	$(25.2)

We had no ineffective fair value hedging instruments during the three or nine month periods ended September 30, 2012 and 2011.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on other comprehensive income (OCI) and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	2012	2011	2012	2011		2012	2011	2012	2011
Foreign exchange forward contracts	$(46.1)	$31.8	$(14.3)	$(42.3)	Cost of products sold	$(1.6)	$(7.0)	$(9.4)	$(24.4)
Foreign exchange options	(0.3)	(2.2)	(1.4)	1.5	Cost of products sold	(0.3)	—	(0.4)	—
Cross-currency interest rate swaps	—	—	—	0.2	Interest expense	—	(7.9)	—	(11.4)

	$(46.4)	$29.6	$(15.7)	$(40.6)		$(1.9)	$(14.9)	$(9.8)	$(35.8)

The net amount recognized in earnings during the three and nine month periods ended September 30, 2012 and 2011 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2012, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $25.7 million, or $19.6 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized loss, $14.1 million, or $8.3 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2012	2011	2012	2011
Foreign exchange forward contracts	Cost of products sold	$(9.8)	$9.7	$(1.2)	$(4.0)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2012 and December 31, 2011, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$20.6	Other current assets	$24.9
Foreign exchange options	Other current assets	0.6	Other current assets	1.4
Foreign exchange forward contracts	Other assets	8.1	Other assets	14.5
Foreign exchange options	Other assets	—	Other assets	1.0
Interest rate swaps	Other assets	35.6	Other assets	27.8

Total asset derivatives		$64.9		$69.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$31.1	Other current liabilities	$35.6
Cross -currency interest rate swaps	Other current liabilities	—	Other current liabilities	8.2
Foreign exchange forward contracts	Other long-term liabilities	13.0	Other long-term liabilities	13.1

Total liability derivatives		$44.1		$56.9

9.	Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. In the three and nine month periods ended September 30, 2011, we resolved tax matters in multiple jurisdictions resulting in a reduction in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

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

In the three and nine month periods ended September 30, 2012, our effective tax rates were 24.3 percent and 25.3 percent, respectively. Our effective tax rates were lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates.

10.	Retirement Benefit Plans

We have defined benefit pension plans covering certain U.S. and Puerto Rico employees. The employees who are not participating in the defined benefit plans receive additional benefits under our defined contribution plans. Plan benefits are primarily based on years of credited service and the participant’s compensation. In addition to the U.S. and Puerto Rico defined benefit pension plans, we sponsor various foreign pension arrangements, including retirement and termination benefit plans required by local law or coordinated with government sponsored plans.

The components of net pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$6.2	$7.4	$19.1	$21.5
Interest cost	4.6	5.2	14.2	15.4
Expected return on plan assets	(8.2)	(8.1)	(24.7)	(23.9)
Settlement	—	—	0.7	—
Amortization of prior service cost	(1.3)	(0.3)	(2.7)	(0.7)
Amortization of unrecognized actuarial loss	3.2	1.9	9.9	5.6

Net periodic benefit cost	$4.5	$6.1	$16.5	$17.9

We contributed $52.5 million during the nine month period ended September 30, 2012 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2012. We contributed $11.3 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2012 and expect to contribute $3.8 million to these foreign-based plans during the remainder of 2012.

In March 2012, we amended our U.S. defined benefit pension plan which led us to remeasure our plan assets and obligations. Accordingly, the resulting remeasurement was reflected in our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets.

11.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares outstanding for basic net earnings per share	174.1	187.7	175.6	190.6
Effect of dilutive stock options and other equity awards	1.2	1.1	1.1	1.2

Weighted average shares outstanding for diluted net earnings per share	175.3	188.8	176.7	191.8

During the three and nine month periods ended September 30, 2012, an average of 11.9 million options and 12.3 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2011, an average of 13.8 million options and 12.7 million options, respectively, were not included in the computation.

In the three month period ended September 30, 2012, we repurchased 1.5 million shares of our common stock at an average price of $62.61 per share for a total cash outlay of $97.6 million, including commissions. In the nine month period ended September 30, 2012, we repurchased 5.5 million shares of our common stock at an average price of $62.29 per share for a total cash outlay of $345.7 million, including commissions. As of September 30, 2012, approximately $1,154.3 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Americas	$583.5	$582.1	$291.0	$293.2
Europe	245.6	252.5	65.5	75.0
Asia Pacific	196.4	196.9	75.3	69.2

Total	$1,025.5	$1,031.5

Share-based compensation			(13.9)	(14.4)
Inventory step-up			(0.5)	(1.8)
Special items			(36.9)	(8.0)
Global operations and corporate functions			(131.1)	(146.6)

Operating profit			$249.4	$266.6

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Americas	$1,832.2	$1,820.4	$927.8	$906.6
Europe	851.6	876.4	254.7	289.6
Asia Pacific	607.4	587.7	232.0	216.2

Total	$3,291.2	$3,284.5

Share-based compensation			(41.7)	(46.1)
Inventory step-up			(2.5)	(9.6)
Certain claims			—	(50.0)
Special items			(101.1)	(47.0)
Global operations and corporate functions			(422.3)	(436.8)

Operating profit			$846.9	$822.9

Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Reconstructive
Knees	$407.4	$416.7	$1,338.7	$1,349.8
Hips	308.5	315.6	993.0	997.9
Extremities	39.7	36.0	127.0	119.6

	755.6	768.3	2,458.7	2,467.3
Dental	54.7	55.1	176.4	184.6
Trauma	74.5	69.3	223.9	208.5
Spine	49.8	55.2	155.4	168.5
Surgical and other	90.9	83.6	276.8	255.6

Total	$1,025.5	$1,031.5	$3,291.2	$3,284.5

13.	Commitments and Contingencies

Other than as described below or in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no significant developments relating to the information previously reported in Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Since 2008, we have accrued estimated losses of $388.2 million for Durom Cup-related claims. With respect to the periods covered by this report, our estimate of our total liability for these claims as of September 30, 2012 remains consistent with our prior estimate, and, accordingly, we did not record any expense during the three and nine month periods ended September 30, 2012. During the three and nine month periods ended September 30, 2011, we recognized $1.2 million and $4.2 million, respectively, of expense in SG&A and $50.0 million of expense in “Certain claims” in the nine month period. Our estimate as of September 30, 2012 of the remaining liability for all Durom Cup-related claims is $229.7 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $179.7 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet.

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

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of

Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of September 30, 2012, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits. Although we intend to vigorously defend these lawsuits, their ultimate resolution is uncertain.

Plumbers and Pipefitters Local Union 719 Pension Fund v. Zimmer Holdings, Inc., et al: In August 2008, a complaint was filed in the U.S. District Court for the Southern District of Indiana naming us and two of our executive officers as defendants. The complaint related to a putative class action on behalf of persons who purchased our common stock between January 29, 2008 and July 22, 2008. The complaint alleged that the defendants violated the federal securities law by allegedly failing to disclose developments relating to our orthopaedic surgical products manufacturing operations in Dover, Ohio and the Durom Cup. The plaintiff sought unspecified damages and interest, attorneys’ fees, costs and other relief. In December 2008, the lead plaintiff filed a consolidated complaint that alleged the same claims and related to the same time period. The defendants filed a motion to dismiss the consolidated complaint in February 2009. In December 2009, the District Court granted defendants’ motion to dismiss, without prejudice. In January 2010, the plaintiff filed a motion for leave to amend the consolidated complaint. In January 2011, the District Court denied the plaintiff’s motion for leave to amend the consolidated complaint and dismissed the case. In February 2011, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Seventh Circuit. The appellate court heard oral argument in the appeal in October 2011. On May 21, 2012, the Seventh Circuit affirmed the District Court’s dismissal of the case. The plaintiffs’ deadline to challenge the Seventh Circuit’s decision has passed, and the case is now closed.

Intellectual Property-Related Claims

Royalty arrangements: We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We intend to defend ourselves vigorously against these claims. These matters are in varying stages of dispute resolution processes. In the three month period ended September 30, 2012, we accrued losses related to one of these matters. With respect to the other matters, we cannot reasonably estimate the possible loss, if any, we may incur. An adverse result in any of these matters could have an adverse effect on our results of operations in any particular period.

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

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the Quality System regulation deviations are reasonably related will not be approved until the violations have been corrected.

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

Overview

We believe the following developments or trends are important in understanding our financial condition, results of operations and cash flows for the three and nine month periods ended September 30, 2012 and our expected results for the remainder of 2012.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of year-over-year sales growth during the three month period ended September 30, 2012, which is 2 percentage points better than the three month period ended September 30, 2011, and 1 percentage point better than the three month period ended June 30, 2012.

Consistent with our expectations, procedure volumes in the broader musculoskeletal market remained relatively stable in the third quarter of 2012 relative to the second quarter of 2012. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products, such as Prolong® and Vivacit-E® Highly Crosslinked Polyethylene, Trabecular MetalTM Technology products, high-flex knees, porous hip stems and the introduction of patient specific devices, is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales growth during the three month period ended September 30, 2012, which is 1 percentage point worse than the three month period ended September 30, 2011, and consistent with the three month period ended June 30, 2012. We continue to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. Selling prices in the Americas and Asia Pacific had a negative effect of 3 percent on sales growth in those operating segments during the three month period ended September 30, 2012. Europe selling prices had a negative effect of 1 percent on sales growth in that operating segment during the three month period ended September 30, 2012. In addition, effective April 2012, a biennial price adjustment went into effect in Japan which will negatively affect pricing for the remainder of the year. The Japan downward price adjustment was greater than we had anticipated coming into the year. We estimate for the year that selling prices will continue to have a negative effect of approximately 2 percent.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2012, foreign currency exchange rates resulted in a 4 percent decline in sales. If foreign currency exchange rates remain consistent with September 30, 2012 rates, we estimate that a stronger U.S. dollar versus foreign currency exchange rates will have a negative effect in 2012 of approximately 2 percent on sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

2012 Outlook

We estimate our sales will be flat in 2012 compared to 2011. This assumes knee and hip procedures will grow in low single digits with modest global economic growth and relatively stable employment. As discussed previously, we expect pricing to have a negative effect on sales growth of approximately 2 percent, and foreign currency exchange rates to have a negative effect on sales growth of 2 percent based upon September 30, 2012 rates.

Assuming currency rates remain at September 30, 2012 levels, we expect our gross margin to be approximately 75 percent of sales in 2012. This takes into account the cost pressures we have experienced from lower than planned manufacturing volumes, as well as anticipated losses from foreign currency hedges. However, if currency rates remain at September 30, 2012 levels, the hedge losses we recognize in 2012 will be less than the hedge losses recognized in 2011. We expect to continue making investments in research and development (R&D) in the range of 5 to 6 percent of sales. For the full year, selling, general and administrative expense (SG&A) as a percent of sales is expected to be approximately 40 percent as we realize operational efficiencies from global restructuring and operational excellence initiatives and further leverage revenue growth.

We expect to incur approximately $125 million of expenses in 2012 related to certain restructuring and operational excellence initiatives. The programs are targeted at streamlining the organization and business processes. They are expected to be mostly completed in 2012. We also expect to incur approximately $10 million for certain acquisition, integration and other costs. We expect to recognize the majority of these $135 million of expenses in “Special items” on our statement of earnings. The gross margin and SG&A percentages discussed above do not include these expenses.

Assuming variable rates remain at September 30, 2012 levels, we expect interest expense, net of interest income, to be approximately $60 million in 2012, which is higher than 2011 primarily due to the $550 million offering of senior notes we completed in November 2011.

THIRD QUARTER RESULTS OF OPERATIONS

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Americas	$583.5	$582.1	—%	3%	(3)%	—%
Europe	245.6	252.5	(3)	9	(1)	(11)
Asia Pacific	196.4	196.9	—	5	(3)	(2)

Total	$1,025.5	$1,031.5	(1)	5	(2)	(4)

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Americas	$1,832.2	$1,820.4	1%	4%	(3)%	—%
Europe	851.6	876.4	(3)	6	(1)	(8)
Asia Pacific	607.4	587.7	3	5	(2)	—

Total	$3,291.2	$3,284.5	—	4	(2)	(2)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Reconstructive
Knees	$407.4	$416.7	(2)%	4%	(3)%	(3)%
Hips	308.5	315.6	(2)	5	(3)	(4)
Extremities	39.7	36.0	10	13	(1)	(2)

	755.6	768.3	(2)	5	(3)	(4)
Dental	54.7	55.1	(1)	—	3	(4)
Trauma	74.5	69.3	8	12	(1)	(3)
Spine	49.8	55.2	(10)	(3)	(4)	(3)
Surgical and other	90.9	83.6	9	11	—	(2)

Total	$1,025.5	$1,031.5	(1)	5	(2)	(4)

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2012	2011
Reconstructive
Knees	$1,338.7	$1,349.8	(1)%	4%	(3)%	(2)%
Hips	993.0	997.9	—	5	(3)	(2)
Extremities	127.0	119.6	6	9	(1)	(2)

	2,458.7	2,467.3	—	5	(3)	(2)
Dental	176.4	184.6	(4)	(3)	1	(2)
Trauma	223.9	208.5	7	10	(1)	(2)
Spine	155.4	168.5	(8)	(2)	(4)	(2)
Surgical and other	276.8	255.6	8	9	—	(1)

Total	$3,291.2	$3,284.5	—	4	(2)	(2)

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	% Inc (Dec)	2012	2011	% Inc (Dec)
Reconstructive
Knees
Americas	$243.7	$252.7	(4)%	$786.8	$797.0	(1)%
Europe	88.4	89.9	(2)	323.4	335.0	(3)
Asia Pacific	75.3	74.1	2	228.5	217.8	5
Hips
Americas	145.4	142.2	2	451.1	448.2	1
Europe	95.7	103.5	(8)	325.6	339.5	(4)
Asia Pacific	67.4	69.9	(4)	216.3	210.2	3
Extremities
Americas	30.6	27.5	11	98.1	91.8	7
Europe	6.5	6.0	9	21.1	19.7	7
Asia Pacific	2.6	2.5	2	7.8	8.1	(4)

	755.6	768.3	(2)	2,458.7	2,467.3	—
Dental
Americas	33.6	32.8	3	103.7	101.1	3
Europe	15.9	15.8	1	57.1	61.5	(7)
Asia Pacific	5.2	6.5	(19)	15.6	22.0	(29)
Trauma
Americas	39.0	36.6	7	113.7	108.7	5
Europe	16.3	14.6	12	49.3	44.6	11
Asia Pacific	19.2	18.1	6	60.9	55.2	10
Spine
Americas	33.7	37.6	(10)	105.7	113.7	(7)
Europe	10.5	11.8	(11)	35.6	40.0	(11)
Asia Pacific	5.6	5.8	(3)	14.1	14.8	(4)
Surgical and other
Americas	57.5	52.7	9	173.1	159.9	8
Europe	12.3	10.9	12	39.5	36.1	9
Asia Pacific	21.1	20.0	5	64.2	59.6	8

Total	$1,025.5	$1,031.5	(1)	$3,291.2	$3,284.5	—

Sales Overview

Our international segments continued to deliver solid sales results in the third quarter, despite the impact of the biennial price reductions in Japan, which became effective in April 2012. However, our Americas performance still fell short of our goal of growing all three of our geographic segments at or above market rates. Our ongoing commercial excellence efforts, however, are focused on improving the performance of certain territories in the U.S. to the level of the many other territories that continue to perform well and are growing above market. These efforts, coupled with the strength of our current and upcoming new product introductions, give us confidence that we will accelerate our Americas revenue growth rate in the coming quarters.

Knees

Knee sales declined by 2 percent and 1 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. Changes in foreign currency exchange rates negatively affected knee sales in the three and nine month periods ended September 30, 2012 by 3 percent and 2 percent, respectively. Volume/mix growth continued to be stable with prior quarters while pricing pressure remains.

The NexGen® Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, led knee sales. In addition, sales of our knee revision systems and Zimmer® Patient Specific Instruments exhibited growth. In Europe, changes in foreign currency exchange rates negatively affected knee sales in the three and nine month periods ended September 30, 2012 by 11 percent and 7 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three and nine month periods ended September 30, 2012 by 2 percent and 1 percent, respectively.

Hips

Hip sales declined by 2 percent in the three month period and were flat in the nine month period ended September 30, 2012, when compared to the same prior year periods. Changes in foreign currency exchange rates negatively affected hip sales in the three and nine month periods ended September 30, 2012 by 4 percent and 2 percent, respectively. Sales were driven primarily by the Zimmer® M/L Taper Stem and the Zimmer M/L Taper Stem with Kinectiv Technology, and our Continuum® Acetabular System, Trilogy® IT Acetabular System and Allofit® IT Alloclassic® Acetabular System.

Also leading hip stem sales were the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic Zweymüller® Hip Stem. In addition, sales of the Trabecular Metal Revision Shell and Augment Cups were strong when compared to the prior year period, as were sales of BIOLOX®1 delta Heads, Fitmore® Hip Stems and Vivacit-E® Highly Crosslinked Polyethylene Liners. In Europe, changes in foreign currency exchange rates negatively affected hip sales in the three and nine month periods ended September 30, 2012 by 11 percent and 8 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates affected hip sales in the three and nine month periods ended September 30, 2012 by negative 2 percent and positive 1 percent, respectively.

Extremities

Extremities sales increased by 10 percent and 6 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. The Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Reverse shoulder procedures continue to gain popularity as a solution for patients with rotator cuff damage.

Dental

Dental sales declined by 1 percent and 4 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. While Americas sales increased 3 percent in both periods, the overall performance of our dental franchise was impacted by several factors, including softening in certain international markets and timing of inventory purchases at our stocking distributors. Americas sales growth in the three month period ended September 30, 2012 was aided by the acquisition of a small Brazilian dental company. Sales were led by the Tapered Screw-Vent® Implant System. In addition, sales of our recently released Zimmer Trabecular Metal Dental implant positively affected sales.

Trauma

Trauma sales increased 8 percent and 7 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. The Zimmer Natural Nail® System continued to increase sales significantly. In addition to the Zimmer Natural Nail System, the Zimmer® Periarticular Locking Plates System led trauma sales, while sales of the Zimmer® Universal Locking System also made a strong contribution.

Spine

Spine sales decreased 10 percent and 8 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. Each of our geographic segments experienced

1 Registered trademark of CeramTec GmbH

sales declines. This product category continues to face challenges related to utilization, pricing pressure and payor approvals. Solid sales of the PathFinder NXT® and Sequoia® Pedicle Screw Systems and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System and other products.

Surgical and other

Surgical and other sales increased 9 percent and 8 percent in the three and nine month periods ended September 30, 2012, respectively, when compared to the same prior year periods. Surgical and other sales were led by PALACOS®2 Bone Cement and tourniquet products. Our wound debridement products, powered instruments and DeNovo® NT Natural Tissue Graft also made a strong contribution to sales results, as did our January 2012 acquisition of Synvasive Technology, Inc. (Synvasive). The Synvasive acquisition enhanced our product portfolio through the addition of the STABLECUT® surgical saw blades, as well as the eLIBRA® Dynamic Knee Balancing System™ for soft tissue balancing.

Expenses as a Percent of Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Inc (Dec)	2012	2011	Inc (Dec)
Cost of products sold	24.9%	24.4%	0.5	25.1%	24.9%	0.2
Research and development	5.2	5.9	(0.7)	5.2	5.3	(0.1)
Selling, general and administrative	41.9	43.0	(1.1)	40.9	41.8	(0.9)
Certain claims	—	—	0.0	—	1.5	(1.5)
Special items	3.6	0.8	2.8	3.1	1.4	1.7
Operating profit	24.3	25.8	(1.5)	25.7	25.1	0.6

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended September 30, 2012 compared to the same prior year period is primarily due to lower average selling prices and higher excess and obsolete inventory charges. These were partially offset by lower foreign currency hedge losses recorded in the current year period. Under our hedging program, the effective portion of derivatives that qualify as hedges of future cash flows is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings.

The nine month period ended September 30, 2012 experienced similar year-over-year trends as the three month period discussed above.

Operating Expenses

R&D expenses and R&D as a percent of sales have decreased when compared to the same prior year periods. R&D spending benefitted from operational efficiencies, as well as a natural decline related to certain large projects that are approaching full commercialization, including PersonaTM, The Personalized Knee System, and the Trabecular Metal Total Ankle. We expect R&D spending in 2012 to be between 5 and 6 percent of sales for the full year.

SG&A has decreased in dollar terms and as a percent of sales when compared to the same prior year periods. SG&A as a percent of sales has decreased 110 basis points relative to the same prior year period, reflecting disciplined discretionary spending and the effect of our operational excellence initiatives, which have lowered expenses such as salaries, wages and benefits.

In the nine month period ended September 30, 2012, SG&A in dollar terms decreased due to lower advertising and product liability costs. Such lower expenses were partially offset by increased bad debt and

2 Registered trademark of Heraeus Kulzer GmbH

intangible amortization expenses as well as increased legal costs. SG&A as a percent of sales has decreased 90 basis points relative to the same prior year period, reflecting disciplined discretionary spending and the effect of our operational excellence initiatives.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. A provision of $50.0 million was recorded during the three month period ended June 30, 2011. For more information regarding these claims, see Note 13 to the condensed consolidated financial statements.

“Special items” for the three and nine month periods ended September 30, 2012 increased from the same prior year periods. We continue to implement our operational excellence programs and have incurred costs related to consulting and professional fees and dedicated personnel costs for those programs, as well as other costs. Additionally, severance costs were recognized as we announced our plans to transition our Warsaw, Indiana distribution center to an outsourced partner at a national transportation hub, among other organizational changes. We also recognized charges related to certain litigation matters.

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

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest expense for the three and nine month periods ended September 30, 2012 increased primarily due to the $550 million offering of senior notes we completed in November 2011. Interest income has increased due to higher balances of cash and cash equivalents and short-term and long-term investments upon which interest income is being earned.

The effective tax rate on earnings before income taxes decreased to 24.3 percent in the three month period ended September 30, 2012, compared to 25.0 percent in the same prior year period and increased to 25.3 percent in the nine month period ended September 30, 2012, compared to 23.6 percent in the same prior year period. When comparing the three month period change, the mix of earnings by jurisdiction, especially as it relates to jurisdictions where “Special items” were incurred, lowered the rate. In the nine month period change, the effective tax rate in 2011 was positively affected by the favorable resolution of certain tax matters and the tax effect of the “Certain claims” provision. Without such favorable effects in 2012, the rate has increased due to the mix of earnings by jurisdiction. We anticipate that the outcome of various federal, state and foreign audits as well as the expiration of certain statutes of limitations could potentially impact our effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. decreased 7 percent to $178.1 million for the three month period ended September 30, 2012, compared to $191.5 million in the same prior year period. Net earnings slightly decreased to $602.2 million for the nine month period ended September 30, 2012, compared to $604.2 million in the same prior year period. The declines in net earnings were due to the changes in revenues and expenses discussed above. For the three month period ended September 30, 2012, basic earnings per share were flat and diluted earnings per share increased 1 percent compared to the same prior year period. For the nine month period ended September 30, 2012, basic and diluted earnings per share both increased 8 percent compared to the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of 2012 and 2011 share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up charges, “Certain claims”, “Special items,” and the taxes on those items and other certain tax adjustments. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings for the three and nine month periods ended September 30, 2012 were $202.1 million and $669.0 million, respectively, compared to $197.2 million and $660.6 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and nine month periods ended September 30, 2012 were $1.15 and $3.79, respectively, compared to $1.04 and $3.44 in the same prior year periods, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2012	2011	2012	2011
Net Earnings of Zimmer Holdings, Inc.	$178.1	$191.5	$602.2	$604.2
Inventory step-up	0.5	1.8	2.5	9.6
Certain claims	—	—	—	50.0
Special items	36.9	8.0	101.1	47.0
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(13.4)	(4.1)	(36.8)	(50.2)

Adjusted Net Earnings	$202.1	$197.2	$669.0	$660.6

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Diluted EPS	$1.02	$1.01	$3.41	$3.15
Inventory step-up	—	0.01	0.01	0.05
Certain claims	—	—	—	0.26
Special items	0.21	0.04	0.58	0.24
Taxes on inventory step-up, certain claims and special items and tax adjustments related to resolution of certain tax matters*	(0.08)	(0.02)	(0.21)	(0.26)

Adjusted Diluted EPS	$1.15	$1.04	$3.79	$3.44

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Healthcare Reform in the U.S.

We continue to assess the impact that federal healthcare reform will have on our business. Federal healthcare reform includes a 2.3 percent excise tax on a majority of our U.S. sales that is scheduled to be implemented in 2013. Pursuant to the tax regulations, the excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. We distribute a majority of our musculoskeletal products through an affiliated distribution entity. Under U.S. GAAP, excise taxes incurred to get inventory to its current location can be included in the cost of the inventory. Accordingly, a majority of the excise tax will be capitalized in inventory and the expense will be deferred until that inventory is sold on a first-in-first-out basis. Therefore, while we will start paying the tax in January 2013, it won’t significantly increase our cost of products sold expense in our consolidated statement of earnings until later in the year.

We do not expect to be able to offset the full impact of the tax on net earnings through higher pricing on our products or through higher sales volumes resulting from the expansion of health insurance coverage. However, we do expect to offset the tax with cost savings from our operational excellence initiatives.

Liquidity and Capital Resources

Cash flows provided by operating activities were $783.9 million for the nine month period ended September 30, 2012, compared to $783.8 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $317.1 million of operating cash. All other items of operating cash flows reflect a use of $133.8 million of cash, compared to a use of $141.4 million in the same 2011 period. Favorable operating cash flows in the 2012 period included the timing of tax payments and trade accounts payable, which were offset by increased product liability payments.

At September 30, 2012, we had 72 days of sales outstanding in trade accounts receivable, which is the same as June 30, 2012 and an increase of 1 day compared to September 30, 2011. Over the past few years, our days of sales outstanding have increased due to the economic environment in our Europe operating segment, but now appear to be stabilizing. At September 30, 2012, we had 350 days of inventory on hand, which is an increase of 44 days compared to June 30, 2012 and an increase of 2 days from September 30, 2011. The third quarter increase over the second quarter reflects the pattern of seasonality in our reconstructive business.

Cash flows used in investing activities were $367.5 million for the nine month period ended September 30, 2012, compared to $411.1 million in the same prior year period. Additions to instruments decreased in the 2012 period compared to the 2011 period as the 2011 period reflected purchases for significant product launches, such as our Continuum Acetabular System. Spending on other property, plant and equipment has increased slightly in the 2012 period relative to the 2011 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Investments in other assets increased in the 2012 period compared to the 2011 period primarily related to the acquisition of Synvasive and other smaller acquisitions.

Cash flows used in financing activities were $378.4 million for the nine month period ended September 30, 2012, compared to $493.3 million in the same 2011 period. In the 2012 period, we returned cash to stockholders in the form of cash dividends of $63.2 million and share repurchases of $345.7 million as compared to share repurchases of $906.5 million in the 2011 period. In the 2011 period, we borrowed against our senior unsecured credit facility to help fund some of those repurchases.

In August 2012, our Board of Directors declared a dividend of $0.18 per share, resulting in $31.2 million to be paid in October 2012. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted for reasons the Board deems appropriate, such as changes in market conditions or business needs.

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

In May 2012 we entered into a new five year $1,350 million revolving, multi-currency, Senior Credit Facility maturing May 9, 2017. The Senior Credit Facility replaced a previous credit facility with similar terms that was due to mature on November 30, 2012. For more information on the Senior Credit Facility, the agreement can be found as an exhibit to our June 30, 2012 Form 10-Q.

Borrowings of 11.7 billion Japanese Yen outstanding under the previous credit facility were converted to the Senior Credit Facility. On May 24, 2012, we refinanced these borrowings by entering into a separate Term Loan agreement with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen and we repaid the outstanding borrowings under the Senior Credit Facility. As of September 30, 2012, there were no outstanding borrowings under the Senior Credit Facility.

The Term Loan will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity. For more information on the Term Loan, the agreement can be found as an exhibit to our June 30, 2012 Form 10-Q.

We also have available uncommitted credit facilities totaling $79.5 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2012, we had short-term and long-term investments in debt securities with a fair value of $801.7 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and therefore we believe the risk of default by the issuers is low.

As of September 30, 2012, $1,490.1 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. would have negative tax consequences. Approximately $1,309.8 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial crisis in the Euro zone impacts the indirect credit exposure we have to those governments through their public hospitals. We have experienced an increasing number of days sales outstanding in some European countries. As of September 30, 2012, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $206.6 million. With allowances for doubtful accounts of $10.1 million recorded in those countries, the net balance was $196.5 million, representing 24 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain account for $186.5 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with these customers on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. As evidence of this, in Spain we received significant payments in the quarter ended September 30, 2012, to settle certain past due accounts receivable. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

We may use excess cash to repurchase additional common stock under our share repurchase program. As of September 30, 2012, approximately $1,154.3 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility are sufficient to meet our working capital, capital expenditure and debt service needs, as well as return cash to stockholders in the form of dividends and share repurchases. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

See Note 2 to our condensed consolidated financial statements included in Part I, Item 1 of this report for a discussion of the effect of recent accounting pronouncements on our financial position, results of operations and cash flows.

Critical Accounting Estimates

There were no changes in the nine month period ended September 30, 2012 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011. As discussed in the prior year Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In 2011, the estimated fair value of our U.S. Spine reporting unit did not substantially exceed its carrying value. We have other reporting units with goodwill assigned to them. As of the annual impairment test in 2011, the estimated fair values for those reporting units substantially exceeded their carrying values.

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

•

challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability claims;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	retention of our independent agents and distributors;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	the impact of the ongoing financial crisis on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2011 and subsequent Quarterly Reports on Form 10-Q contain discussions of these and other important factors under the heading “Risk Factors” in those reports. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed in multiple countries throughout Europe and in the U.S. We also continued centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing operational excellence initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the course of 2012.

In connection with the outsourcing and centralization of finance functions and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 13 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Except as set forth below and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012, there have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The risk factor entitled “If we fail to comply with the terms of the Corporate Integrity Agreement we entered into in September 2007, we may be subject to exclusion from federal healthcare programs” is deleted.

The risk factor entitled “We and our customers are subject to various governmental regulations relating to the manufacturing, labeling and marketing of our products, and we may incur significant expenses to comply with these regulations and develop products compatible with these regulations” is revised as follows:

We are subject to various governmental regulations relating to the manufacturing, labeling and marketing of our products, non-compliance with which could adversely affect our business, financial condition and results of operations.

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

In September 2012, we received a warning letter from the FDA citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the Quality System regulation deviations are reasonably related will not be approved until the violations have been corrected.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 2012	—	$—	81,927,408	$1,251,910,218
August 2012	674,300	59.28	82,601,708	1,211,940,436
September 2012	884,000	65.16	83,485,708	1,154,341,726

Total	1,558,300	$62.61	83,485,708	$1,154,341,726

*	Includes repurchases made under expired programs as well as the current program authorizing $1.5 billion of repurchases through December 31, 2014.

Item 5.	Other Information

During the three month period ended September 30, 2012, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

On August 23, 2012, we announced that American Stock Transfer and Trust Company LLC had been appointed as the transfer agent, registrar and dividend disbursing agent for our common stock. A new specimen common stock certificate is filed as Exhibit 4.1 to this report.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

4.1	Specimen Common Stock Certificate

10.1*	Form of Change in Control Severance Agreement with Joseph A. Cucolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)

10.2*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Joseph A. Cucolo

10.3*	Form of Indemnification Agreement with Joseph A. Cucolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

Date: November 6, 2012	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 6, 2012	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer