Form 10-K
period 2012-12-31
ZIMMER HOLDINGS INC
filed 2013-02-27
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $11,217,437,561 (based on the closing price of these shares on the New York Stock Exchange on June 29, 2012 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 15, 2013, 169,354,131 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2013 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

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

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals or direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 75 percent of our net sales in 2012. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2012.

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

The following is a summary of our three reportable segments. See Note 17 to the consolidated financial statements for more information regarding our segments.

Americas.    The Americas is our largest geographic segment, accounting for $2,476.3 million, or 56 percent, of 2012 net sales, with the U.S. accounting for 92 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

In the Americas, we monitor and rank independent sales agents and our direct sales force across a range of performance metrics, including the achievement of sales targets and maintenance of efficient levels of working capital.

Europe.    The European geographic segment accounted for $1,177.4 million, or 26 percent, of 2012 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for 70 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific.    The Asia Pacific geographic segment accounted for $818.0 million, or 18 percent, of 2012 net sales, with Japan being the largest market within this segment, accounting for 51 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In 2012, we opened a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

SEASONALITY

Our business is somewhat seasonal in nature, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

DISTRIBUTION

We operate distribution facilities domestically in Warsaw, Indiana; Southaven, Mississippi; and Carlsbad, California and internationally in Australia, Austria, Belgium, Canada, the Czech Republic, China, Finland, France, Germany, Hong Kong, India, Italy, Japan, Korea, Malaysia, the Netherlands, New Zealand, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom.

We generally ship our orders via expedited courier. We do not consider our backlog of firm orders to be material to an understanding of our business.

PRODUCTS

Our products include orthopaedic reconstructive implants, spinal and trauma devices, biologics, dental implants and related surgical products.

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

Our significant knee brands include the following:

•	NexGen® Complete Knee Solution
•	Natural-Knee® II System
•	Innex® Total Knee System
•	Persona™ The Personalized Knee System
•	Zimmer® Unicompartmental Knee System
•	Zimmer® Patient Specific Instruments
•	Zimmer® Segmental System

Hip Implants

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first time, or primary, joint replacement as well as revision procedures. Hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone, or are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies.

Our significant hip brands include the following:

•	Zimmer® M/L Taper Hip Prosthesis and Zimmer M/L Taper Hip Prosthesis with Kinectiv® Technology
•	Alloclassic® (Zweymüller®) Hip System
•	CLS® Spotorno® Hip System and CLS Brevius® Hip Stem with Kinectiv Technology
•	Fitmore® Hip Stem
•	Continuum® Acetabular System
•	Trilogy® IT Acetabular System
•	Allofit® IT Alloclassic® Acetabular System
•	Trabecular MetalTM Modular Acetabular System

Extremity Implants

Our extremity portfolio, primarily shoulder and elbow products, is designed to treat arthritic conditions, soft tissue injuries and fractures.

Our significant extremity brands include the following:

•	Trabecular Metal Reverse Shoulder System
•	Bigliani/Flatow® Complete Shoulder Solution Family
•	Zimmer® Anatomical Shoulder™ System
•	Zimmer® Trabecular Metal Total Ankle
•	Coonrad/Morrey Total Elbow

Dental Implants

Our dental products division manufactures and/or distributes: (1) dental reconstructive implants — for individuals who are totally without teeth or are missing one or more teeth; (2) dental restorative products — aimed at providing a more natural restoration to resemble the original teeth; and (3) dental regenerative products — for soft tissue and bone rehabilitation.

Our significant dental brands include the following:

•	Tapered Screw-Vent® Implant System

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

•	Zimmer® Hex-Lock® Contour Abutment and Restorative Products
•	Puros® Allograft Products[1]

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

Our significant trauma brands include the following:

•	Zimmer® Natural Nail® System
•	NCB® Polyaxial Locking Plate System
•	XtraFix® External Fixation System
•	Zimmer® Periarticular Locking Plate System
•	Zimmer® Universal Locking System
•	Zimmer® Cable-Ready® System

Spine Implants

Our Spine products division designs, manufactures and distributes medical devices and surgical instruments to deliver comprehensive solutions for those with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine.

Our significant spine brands include the following:

•	PathFinder NXT® Minimally Invasive Pedicle Screw System
•	Trabecular Metal Implants
•	Sequoia® Pedicle Screw System
•	Trinica® Select Anterior Cervical Plating System
•	Dynesys® Dynamic Stabilization System

Surgical

We develop, manufacture and market products that support reconstructive, trauma, spine and dental implant procedures, with a focus on bone cements, surgical wound site management and blood management.

Our significant surgical brands include the following:

•	PALACOS®[2] Bone Cement
•	A.T.S.® Automatic Tourniquet Systems
•	Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems
•	Zimmer® Blood Reinfusion System
•	Hemovac® Blood Management System
•	Zimmer® Universal Power System

Biologics

Our research and development efforts include a Biologics group based in Austin, Texas, with its own full-time staff and dedicated projects focusing on the development of a variety of

1 Manufactured for Zimmer Dental, Inc. by Tutogen Medical GmbH, an RTI Biologics, Inc. company

2 Registered trademark of Heraeus Kulzer GmbH

biologic technologies for joint preservation and other musculoskeletal applications. This group works on biological solutions to repair and regenerate damaged or degenerated musculoskeletal tissues using biomaterials/cell therapies which offer the possibility of treating damaged joints by biological repair rather than replacing them.

Significant biologics products we sell include the following:

•	DeNovo® NT Natural Tissue Graft
•	Chondrofix® Osteochondral Allograft
•	Gel-One®[3] Cross-linked Hyaluronate

RESEARCH AND DEVELOPMENT

We have extensive research and development activities to develop new surgical techniques, materials, biologics and product designs. The research and development teams work closely with our strategic brand marketing function. The rapid commercialization of innovative new materials, biologics products, implant and instrument designs and surgical techniques remains one of our core strategies and continues to be an important driver of sales growth.

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Beijing, China; Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2012, we employed more than 1,000 research and development employees worldwide.

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

3 Registered trademark of Seikagaku Corporation

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

device. We must submit information that supports our substantial equivalency claims. Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S.

Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and Premarket Approval (PMA) requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

All of our devices marketed in the U.S. have been cleared or approved by the FDA, with the exception of some devices which were in commercial distribution prior to May 28, 1976. The FDA has grandfathered these devices, so new FDA submissions are not required.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with the FDA’s Quality System regulations among other FDA requirements, such as restrictions on advertising and promotion. The Quality System regulations govern the methods used in, and the facilities and controls used for, the design, manufacture, packaging and servicing of all finished medical devices intended for human use. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health, order a recall, repair, replacement, or refund payment of such devices, detain or seize adulterated or misbranded medical devices, or ban such medical devices.

The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice.

The FDA, in cooperation with U.S. Customs and Border Protection (CBP), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

There are also requirements of state, local and foreign governments that we must comply with in the manufacture and marketing of our products.

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

COMPETITION

The orthopaedics and broader musculoskeletal care industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: the DePuy Synthes Companies of Johnson & Johnson, Stryker Corporation, Biomet, Inc., Smith & Nephew plc, Wright Medical Group, Inc. and Tornier, Inc.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

In the Americas geographic segment, we and the DePuy Synthes Companies, Stryker Corporation, Biomet, Inc., Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc) and Wright Medical Group, Inc. account for a large majority of the total reconstructive and trauma implant sales.

The European reconstructive implant and trauma product markets are more fragmented than the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Aesculap AG (a subsidiary of B. Braun), Waldemar LINK GmbH & Co., KG and Mathys AG, which, in addition to the global competitors, compete with us. Many hip implants sold in Europe are products developed specifically for the European market. We intend to continue to develop and produce specially tailored products to meet specific European needs.

In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with the DePuy Synthes Companies, Stryker Corporation, Smith & Nephew plc and Biomet, Inc., as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the Asia Pacific region.

In the spinal implant category, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., the DePuy Synthes Companies, Stryker Corporation, Biomet Spine (a subsidiary of Biomet, Inc.), NuVasive, Inc. and Globus Medical, Inc.

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

MANUFACTURING AND RAW MATERIALS

We manufacture our products at various sites. Our significant manufacturing locations include Warsaw, Indiana; Winterthur, Switzerland; Ponce, Puerto Rico; Dover, Ohio; Carlsbad, California; Parsippany, New Jersey; Shannon, Ireland; and Beijing, China. We also strategically outsource some manufacturing to qualified suppliers who are highly capable of producing components.

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements more than 4,500 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

EMPLOYEES

As of December 31, 2012, we employed more than 9,300 employees worldwide, including more than 1,000 employees dedicated to research and development. Approximately 5,000 employees are located within the U.S. and approximately 4,300 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 3,800 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs approximately 1,500 employees.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Approximately 150 U.S. employees are members of a trade union covered by a collective bargaining agreement. We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied

Industrial and Service Workers International Union, AFL-CIO, CLC for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2015.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 20, 2013.

Name	Age	Position
David C. Dvorak	49	President and Chief Executive Officer
James T. Crines	53	Executive Vice President, Finance and Chief Financial Officer
Joseph A. Cucolo	53	President, Americas Sales
Derek M. Davis	44	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Jeffery A. McCaulley	47	President, Zimmer Reconstructive
Bruno A. Melzi	65	Chairman, Europe, Middle East and Africa
Stephen H.L. Ooi	59	President, Asia Pacific
Jeffrey B. Paulsen	52	Group President, Global Businesses
Chad F. Phipps	41	Senior Vice President, General Counsel and Secretary

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

Mr. Cucolo was appointed President, Americas Sales in September 2012. He is responsible for sales and management of the direct and indirect sales channels in the Americas region, including the United States, Canada and Latin America. From 1997 until he joined Zimmer as President, Americas Sales, Mr. Cucolo was sole owner and President of Zimmer New England, Inc., an independent third-party distributor of Zimmer products in the northeast region of the United States. Prior to that, Mr. Cucolo was employed by Zimmer as a sales representative and territory manager in the New York area from 1987 to 1997.

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

Mr. McCaulley was appointed President, Zimmer Reconstructive in November 2008. He has overall responsibility for the Global Reconstructive Division, including direct responsibility for Global Brand Management, Product Research and Development, Quality and Regulatory Affairs, and Medical Training and Education, as well as Americas Marketing Management. Prior to joining Zimmer, he served as President and Chief Executive Officer of the Health Division of Wolters

Kluwer from 2005, Vice President and General Manager of the Diabetes Division of Medtronic, Inc. from 2002, and spent 14 years with GE Healthcare in numerous positions of increasing responsibility, including President and Chief Executive Officer of GE Clinical Services from 2000.

Mr. Melzi was appointed Chairman, Europe, Middle East and Africa in October 2003. He is responsible for the sales, marketing and distribution of products in the European, Middle Eastern and African regions. Mr. Melzi joined Zimmer in 1990. Mr. Melzi has announced his intention to retire from his current positions as of March 31, 2013. We have entered into a post-retirement directorship agreement with Mr. Melzi, whereby he will perform consulting services for us for a three-year period beginning May 1, 2013.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

AVAILABLE INFORMATION

Our Internet address is www.zimmer.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.zimmer.com or directly at http://investor.zimmer.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, Securities and Exchange Commission (SEC) filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies. Podcasts and archives of these events are also available;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•

corporate governance information including our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation and Management Development Committee, Corporate Governance Committee and Research, Innovation and Technology Committee, and other governance-related policies;

•	stockholder services information, including ways to contact our transfer agent and information on how to sign up for direct deposit of dividends or enroll in our dividend reinvestment plan; and
•	opportunities to sign up for email alerts and RSS feeds to have information provided in real time.

The information available on our website is not incorporated by reference in, or a part of, this or any other report we file with or furnish to the SEC.

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

Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products in a timely manner;
•	manufacture and deliver instruments and products in sufficient volumes on time;

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes for new products;
•	satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures;
•	innovate and develop new materials, product designs and surgical techniques; and
•	provide adequate medical education relating to new products.

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

U.S. healthcare reform legislation includes provisions that may materially adversely affect our business and results of operations.

As the 2010 U.S. healthcare law continues to be phased in, we believe the law will have an impact on various aspects of our business operations. Imposition of the 2.3 percent medical device excise tax effective 2013 has forced, and will continue to force us to identify ways to reduce spending in other areas to offset the expected earnings impact due to the tax. We do not expect to be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement per the healthcare law and the recently enacted fiscal cliff legislation. Nor do we expect to be able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The medical device excise tax regulations and interim guidance issued late 2012 by the U.S. Department of Treasury did little to lessen the burden of complying with the excise tax statute. In addition, the law’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on our medical device products and reduce utilization of hospital procedures that use our products. Accordingly, while it is still too early to fully understand and predict the ultimate impact of the law on our business, ongoing implementation of this legislation could have a material adverse effect on our results of operations and cash flows.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

market a medical device can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the Quality System regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of payment of such devices, refuse to grant pending premarket approval applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products.

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

New regulations related to conflict minerals may adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, may increase our costs, cause our profitability to decline and harm our reputation.

In August 2012, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new disclosure regulations for public companies that manufacture products that contain certain minerals and their derivatives, namely tin, tantalum, tungsten or gold, known as conflict minerals, if these minerals are necessary to the functionality or production of the company’s products. These regulations require such companies to report annually whether or not the minerals originate from the Democratic Republic of Congo (DRC) and adjoining countries and in some cases to perform extensive due diligence on their supply chains for the minerals. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of conflict minerals used in the manufacture of medical devices, including our products. In addition, we may incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Since our supply chain is complex, the procedures that we implement may not enable us to ascertain the origins for these minerals or determine that these minerals are DRC conflict free, which may harm our reputation. These new requirements also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in more than 100 countries and derived almost 50 percent of our net sales in 2012 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	complex data privacy requirements and labor relations laws;

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;
•	effects of foreign anti-corruption laws, such as the UK Bribery Act;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds representing earnings of foreign subsidiaries may significantly impact our effective tax rates. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Challenging global economic conditions could adversely affect our results of operations.

During 2012, growth in the healthcare industry and our revenue growth were adversely affected by continuing challenges in the global economy. Although the U.S. economy is recovering from the worst recession in decades, unemployment remains high and consumer confidence remains low, resulting in reduced numbers of insured patients and the deferral of elective reconstructive procedures. Global economic conditions, particularly in Europe, our second-largest operating segment, remain uncertain. We believe that European austerity measures implemented to address the ongoing financial crisis contributed to decreased healthcare utilization and increased pricing pressure for some of our products. We cannot assure you that challenges in the global economy will not continue to negatively impact procedure volumes, average selling prices and reimbursement rates from third-party payors, any of which could adversely affect our results of operations. In addition, we have experienced delays in the collection of receivables from hospitals in certain countries that have national healthcare systems, including certain regions in Spain, Italy, Greece and Portugal, which are the countries most directly affected by the Euro zone crisis. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. Continuing high unemployment in the U.S., a worsening of the European financial crisis or a failure to receive payment of all or a significant portion of our European receivables could adversely affect our results of operations.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

We are involved in legal proceedings that may result in adverse outcomes.

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business. Although we believe we have substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

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

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect the integrity of our information systems and data, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, and the increasing need to protect patient and customer information. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other healthcare professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. While we have invested heavily in the protection of data and information technology, there can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems could have a material adverse effect on our business.

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

•	we may not recognize expected cost savings or the anticipated benefits of acquisitions or strategic alliances;
•	our acquisition candidates or strategic partners may have unexpected liabilities or prove unable to meet their obligations to us or the joint venture; and
•	the priorities of our strategic partners may prove incompatible with ours.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned /Leased	Square Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	90,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	125,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Southaven, Mississippi	Distribution Center	Leased	189,000
Dover, Ohio	Research & Development, Manufacturing &	Owned	140,000
	Warehousing	Leased	61,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Institute	Leased	135,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	70,000
Sydney, Australia	Offices & Warehousing	Leased	33,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Beijing, China	Offices & Manufacturing	Leased	88,000
Xianning, China	Offices, Research & Development & Manufacturing	Leased	53,000
Shanghai, China	Offices & Warehousing	Leased	45,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Saint Priest, France	Offices & Warehousing	Leased	13,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	75,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	55,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	20,000
Seoul, Korea	Offices & Warehousing	Leased	33,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	225,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	27,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	394,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	10,000

We believe the current facilities, including manufacturing, warehousing, research and development and office space, provide sufficient capacity to meet ongoing demands.

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2012 and 2011 are set forth as follows:

Quarterly High-Low Share Prices and Declared Dividends	High	Low	Declared Dividends
Year Ended December 31, 2012:
First Quarter	$64.81	$52.70	$–
Second Quarter	$66.41	$58.23	$0.18
Third Quarter	$67.90	$57.46	$0.18
Fourth Quarter	$69.09	$61.97	$0.18

Year Ended December 31, 2011:
First Quarter	$65.22	$52.15	$–
Second Quarter	$69.93	$59.49	$–
Third Quarter	$66.03	$49.92	$–
Fourth Quarter	$55.43	$47.00	$0.18

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The number of holders of our common stock on February 15, 2013 was approximately 237,000. On February 15, 2013, the closing price of the common stock, as reported on the New York Stock Exchange, was $75.90 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
October 2012	–	$–	–	$1,154,341,726
November 2012	1,108,700	64.93	1,108,700	1,082,354,658
December 2012	1,000,000	67.77	1,000,000	1,014,582,321

Total	2,108,700	$66.28	2,108,700	$1,014,582,321

(1)	Includes repurchases made under the current program authorizing $1.5 billion of repurchases through December 31, 2014.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

Summary of Operations	2012	2011	2010	2009	2008
Net sales	$4,471.7	$4,451.8	$4,220.2	$4,095.4	$4,121.1
Net earnings of Zimmer Holdings, Inc.	755.0	760.8	596.9	717.4	848.6
Earnings per common share
Basic	$4.32	$4.05	$2.98	$3.34	$3.73
Diluted	4.29	4.03	2.97	3.32	3.72
Dividends declared per share of common stock	$0.54	$0.18	$–	$–	$–
Average common shares outstanding
Basic	174.9	187.6	200.0	215.0	227.3
Diluted	176.0	188.7	201.1	215.8	228.3
Balance Sheet Data
Total assets	$9,012.4	$8,515.3	$7,999.9	$7,785.5	$7,239.0
Long-term debt	1,720.8	1,576.0	1,142.1	1,127.6	460.1
Other long-term obligations	559.3	557.4	384.0	328.5	353.9
Stockholders’ equity	5,866.3	5,514.8	5,771.3	5,638.7	5,653.9

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

EXECUTIVE LEVEL OVERVIEW

2012 Results

Our 2012 results reflect what we believe was above market sales growth in our Europe and Asia Pacific reporting segments and below market growth in our Americas reporting segment in the musculoskeletal markets in which we compete. As a result, 2012 net sales were flat when compared to 2011. We believe 2012 net sales reflected strong commercial execution in the Europe and Asia Pacific reporting segments and under-performance in some areas of the Americas reporting segment. We are focusing on improving those areas.

During 2012, we made substantial investments in a series of operational excellence initiatives. We began implementing these initiatives on a company-wide basis in 2010. They are intended to improve our future operating results and include centralizing or outsourcing certain functions, improving quality, distribution, sourcing, manufacturing and our information technology systems. We began realizing savings from these operational initiatives in 2012 as indicated in the 80 basis point decline in our selling, general and administrative (SG&A) expense as a percent of sales. Additionally, research and development (R&D) spending was lower in 2012 as we completed certain significant projects and realized some operational savings from these initiatives.

We also recognized unanticipated expenses in 2012 for goodwill impairment related to our U.S. Spine operations and “Certain claims”. However, this was partially offset by a favorable effective tax rate. We recorded a $34.3 million net tax benefit related to restructuring of certain international operations that resulted in the lower tax rate.

In total, our 2012 net earnings were slightly lower than 2011 primarily due to the significant investments in our operational excellence initiatives and were lower than we expected primarily due to the goodwill impairment.

2013 Outlook

We estimate our net sales will grow between 2 and 4 percent in 2013. This assumes the market for knee and hip procedures will remain stable and grow in low single digits. We expect pricing to have a negative effect on sales growth of approximately 2 percent, and foreign currency exchange rates to have a negative effect on sales growth of approximately 0.5 percent based upon December 31, 2012 rates.

Assuming currency rates remain at December 31, 2012 levels, we expect our gross margin to be between 74.5 and 75.5 percent of sales in 2013. This range assumes that foreign currency hedge losses will be lower in 2013 than in 2012. The range also takes into consideration the impact of the new 2.3 percent excise tax on a majority of our U.S. sales resulting from U.S. healthcare reform. Pursuant to the tax regulations, the excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. We distribute a majority of our musculoskeletal products through an affiliated distribution entity. Under U.S. GAAP, excise taxes incurred to get inventory to its current location can be included in the cost of the inventory. Accordingly, a majority of the excise tax will be capitalized in inventory and the expense will be deferred until that inventory is sold on a first-in-first-out basis. Therefore, while we started paying the tax in January 2013, it will not significantly increase our cost of products sold expense in our consolidated statement of earnings until later in the year. Once our cost of products sold starts reflecting this excise tax, we estimate the cost to be $10 to $15 million on a quarterly basis. The range of 74.5 to 75.5 percent does not take into consideration inventory step-up or other inventory charges related to acquisitions or operational excellence initiatives in 2013.

We do not expect to be able to offset the full impact of the excise tax on net earnings through higher pricing on our products or through higher sales volumes resulting from the expansion of health insurance coverage. However, we do expect to offset the tax with cost savings from our operational excellence initiatives.

We expect to continue making investments in R&D of approximately 5 percent of sales in 2013. SG&A as a percent of sales is expected to be between 39.5 and 40.0 percent in 2013 as we realize efficiencies from our operational excellence initiatives and further leverage revenue growth.

We expect to incur $120 to $130 million of expenses in 2013 related to our operational excellence initiatives. These programs are targeted at streamlining the organization and business processes. They are expected to be mostly completed in 2013. We also expect to incur $5 to $15 million for certain acquisition and integration costs connected with recent acquisitions. We expect to recognize the majority of these expenses in “Special items” on our statement of earnings, but some will be related to inventory and be reflected in costs of products sold. The gross margin and SG&A percentages discussed above do not include these expenses.

Assuming variable interest rates remain at December 31, 2012 levels, we expect interest income and expense, net, to be approximately $60 million in 2013, which is similar to 2012.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

RESULTS OF OPERATIONS

Net Sales by Reportable Segment

The following tables present net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2012	2011	% Inc/(Dec)		Price
Americas	$2,476.3	$2,440.8	1%	4%	(2)%	(1)%
Europe	1,177.4	1,214.5	(3)	4	(1)	(6)
Asia Pacific	818.0	796.5	3	5	(2)	–

Total	$4,471.7	$4,451.8	–	4	(2)	(2)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2011	2010	% Inc		Price
Americas	$2,440.8	$2,431.6	-%	2%	(2)%	–%
Europe	1,214.5	1,099.5	10	5	–	5
Asia Pacific	796.5	689.1	16	7	(1)	10

Total	$4,451.8	$4,220.2	5	4	(1)	2

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2012	2011	% Inc (Dec)		Price
Reconstructive
Knees	$1,814.8	$1,825.1	(1)%	4%	(3)%	(2)%
Hips	1,342.0	1,355.6	(1)	4	(3)	(2)
Extremities	173.8	163.4	6	9	(1)	(2)

Total	3,330.6	3,344.1	–	4	(3)	(1)

Dental	237.7	248.1	(4)	(4)	2	(2)
Trauma	307.9	285.8	8	10	(1)	(1)
Spine	208.9	225.0	(7)	(2)	(4)	(1)
Surgical and other	386.6	348.8	11	12	–	(1)

Total	$4,471.7	$4,451.8	–	4	(2)	(2)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2011	2010	% Inc (Dec)		Price
Reconstructive
Knees	$1,825.1	$1,789.9	2%	1%	(2)%	3%
Hips	1,355.6	1,262.3	7	6	(2)	3
Extremities	163.4	150.1	9	8	(1)	2

Total	3,344.1	3,202.3	4	3	(2)	3

Dental	248.1	219.0	13	5	7	1
Trauma	285.8	245.5	16	13	–	3
Spine	225.0	234.4	(4)	(4)	(2)	2
Surgical and other	348.8	319.0	9	6	–	3

Total	$4,451.8	$4,220.2	5	4	(1)	2

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by region (dollars in millions):

Year Ended December 31,	2012	2011	2010	2012 vs. 2011 % Inc (Dec)	2011 vs. 2010 % Inc (Dec)
Reconstructive
Knees
Americas	$1,058.9	$1,067.5	$1,110.5	(1)%	(4)%
Europe	447.3	462.6	418.7	(3)	10
Asia Pacific	308.6	295.0	260.7	5	13
Hips
Americas	606.7	600.7	589.7	1	2
Europe	446.0	470.5	433.2	(5)	9
Asia Pacific	289.3	284.4	239.4	2	19
Extremities
Americas	133.8	125.0	115.9	7	8
Europe	29.0	27.5	24.4	6	13
Asia Pacific	11.0	10.9	9.8	1	12

Total	3,330.6	3,344.1	3,202.3	–	4

Dental
Americas	137.8	134.7	113.9	2	18
Europe	79.8	85.3	80.0	(6)	7
Asia Pacific	20.1	28.1	25.1	(29)	12
Trauma
Americas	155.2	145.5	130.1	7	12
Europe	69.5	63.5	50.2	10	26
Asia Pacific	83.2	76.8	65.2	8	18
Spine
Americas	140.0	150.9	166.5	(7)	(9)
Europe	49.3	53.5	51.5	(8)	4
Asia Pacific	19.6	20.6	16.4	(5)	25
Surgical and other
Americas	243.9	216.5	205.0	13	6
Europe	56.5	51.6	41.5	10	24
Asia Pacific	86.2	80.7	72.5	7	11

Total	$4,471.7	$4,451.8	$4,220.2	–	5

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of 2012 sales growth, which is the same rate of growth from 2011 compared to 2010.

Consistent with our expectations, procedure volumes in the broader musculoskeletal market remained stable in 2012 relative to 2011 at low to mid-single digit growth rates. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products and the introduction of patient specific devices is expected to continue to positively affect sales growth.

Pricing Trends

Global average selling prices declined by 2 percent in 2012 compared to 2011. In all reporting segments, we continued to see pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For example, in Japan a biennial price adjustment went into effect in April 2012 which lowered pricing. The Japan downward price adjustment was greater than we had anticipated coming into the year. For 2013, we estimate that selling prices will have a negative effect of approximately 2 percent.

Foreign Currency Exchange Rates

For 2012, foreign currency exchange rates resulted in a 2 percent decline in sales. This was most notable in Europe due to the strengthening of the U.S. Dollar versus the Euro year-over-year. If foreign currency exchange rates remain consistent with 2012 year end rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will have a negative effect in 2013 of approximately 0.5 percent on sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Knees

Knee sales experienced a 1 percent decline in 2012 compared to a 2 percent increase in 2011. However, most of that change was caused by the impact of fluctuations in foreign currency exchange rates. In Europe, changes in foreign currency exchange rates affected knee sales in 2012 and 2011 by negative 6 percent and positive 4 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates had a minimal effect on knee sales in 2012 and had a positive 9 percent effect in 2011.

We estimate that industry procedure volumes were slightly positive on a global basis in 2012, while pricing was negative. We also believe our Europe and Asia Pacific reporting segments grew above the market, but in the Americas we were lower than the market due to underperformance in some areas. We are cautiously optimistic that volume/mix trends will continue to remain stable in 2013.

The NexGen Complete Knee Solution product line, including Gender Solutions® Knee Femoral Implants, the NexGen LPS-Flex Knee and the NexGen CR-Flex Knee, led knee sales in 2012. In addition, sales of our knee revision systems, the Zimmer Unicompartmental High Flex Knee and Zimmer Patient Specific Instruments exhibited growth.

Hips

Hip sales declined by 1 percent in 2012 compared to an increase of 7 percent in 2011. A significant portion of that change was caused by the impact of fluctuations in foreign currency exchange rates. In Europe, changes in foreign currency exchange rates affected hip sales in 2012 and 2011 by negative 6 percent and positive 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates positively affected hip sales in 2012 and 2011 by 1 percent and 10 percent, respectively.

Also, we experienced some specific positive growth drivers in 2011, such as new product introductions and product specific issues at competitors. Without these factors in 2012, our results were more reflective of market growth. We estimate that industry procedure volumes were slightly positive on a global basis in 2012, while pricing was negative.

Sales in 2012 were driven primarily by the Zimmer M/L Taper Hip Prosthesis and the Zimmer M/L Taper Hip Prosthesis with Kinectiv Technology, Fitmore Hip Stems, and our Continuum Acetabular System, Trilogy IT Acetabular System and Allofit IT Alloclassic Acetabular System. Other leading products in our hips portfolio were the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem. We also commercialized our Vivacit-E® Highly Crosslinked Polyethylene Liners in 2012 and expect this to drive sales growth in 2013.

Extremities

Extremities delivered solid sales growth the past two years. The Zimmer Trabecular Metal Reverse Shoulder System led extremities sales. Reverse shoulder procedures continue to gain popularity as a solution for patients with rotator cuff damage.

Dental

Dental sales declined by 4 percent in 2012 compared to an increase of 13 percent in 2011. While the Americas sales increased in 2012, the overall performance of our dental franchise was impacted by several factors, including softening in certain international markets and lower inventory levels maintained by our stocking distributors. Also, Americas sales growth was aided by the acquisition of a small Brazilian dental

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

company. Sales were led by the Tapered Screw-Vent Implant System. In addition, sales of our recently released Zimmer Trabecular Metal Dental Implant positively affected sales. 2011 sales were buoyed by a change in a distribution arrangement under which we started capturing end-user sales as compared to the prior agreement where we only received a commission on end-user sales.

Trauma

Trauma sales increased by 8 percent and 16 percent in 2012 and 2011, respectively, compared to the same prior year periods. In 2011, we continued the launch of the Zimmer Natural Nail System, which contributed significantly to our trauma sales in 2011 and 2012. In addition to the Zimmer Natural Nail System, the Zimmer Periarticular Locking Plates System led trauma sales, while sales of the Zimmer Universal Locking System also made a strong contribution in 2012.

Spine

We experienced mid-single digit sales declines in Spine each of the past two years. This product category continues to face challenges related to utilization, pricing pressure and payor approvals. Overall, solid sales of the PathFinder NXT and Sequoia Pedicle Screw Systems, our Universal ClampTM Spinal Fixation System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys System and other products.

Surgical and other

Surgical and other delivered solid sales growth the past two years. Surgical and other sales were led by PALACOS Bone Cement and tourniquet products. Our wound debridement products, powered instruments, DeNovo NT Natural Tissue Graft, Chondrofix Osteochondral Allograft and Gel-One Cross-linked Hyaluronate also made a positive contribution to sales results. Additionally, our January 2012 acquisition of Synvasive Technology, Inc. and October 2012 acquisition of Dornoch Medical Systems, Inc. provided growth in this product category.

The following table presents estimated* 2012 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Market Share	Zimmer Market Position
Reconstructive
Knees	$7.3	3%	25%	1
Hips	6.4	1	21	2
Extremities	1.4	9	12	3

Total	$15.1	3	22	1

Dental	$3.3	(1)	7	5
Trauma	$5.5	2	6	4
Spine***	$8.9	–	2	6

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

*** Spine includes related orthobiologics

Expenses as a Percent of Net Sales

Year Ended December 31,	2012	2011	2010	2012 vs. 2011 Inc (Dec)	2011 vs. 2010 Inc (Dec)
Cost of products sold	25.2%	25.2%	24.0%	–	1.2
Research and development	5.0	5.4	5.2	(0.4)	0.2
Selling, general and administrative	40.4	41.2	41.6	(0.8)	(0.4)
Certain claims	0.3	3.5	1.8	(3.2)	1.7
Goodwill impairment	2.1	–	4.8	2.1	(4.8)
Special items	3.5	1.7	0.8	1.8	0.9
Operating margin	23.4	23.0	21.7	0.4	1.3

Cost of Products Sold

Gross margin was the same in 2012 compared to 2011. Our foreign currency hedging program had a favorable impact to gross margin in 2012. Under the program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings. Due to the strengthening of the U.S. Dollar in 2012, foreign currency hedge losses in costs of products sold were less in 2012 than they were in 2011. Additionally, lower inventory step-up charges from acquisitions were recognized in 2012 when compared to 2011 based on the timing of acquisitions. This favorability was offset by the effect of lower prices on gross margin.

Gross margin declined in 2011 from 2010. The most significant impact on gross margin in 2011 was from our foreign currency hedging program. Due to the weakening of the U.S. Dollar in 2011, we recognized foreign currency hedge losses in costs of products sold versus hedge gains in 2010. Also in 2011, lower selling prices, higher average costs per unit sold, and higher inventory step-up charges all contributed to lower gross margins.

The following table reconciles the gross margin changes for 2012 and 2011:

Year Ended December 31,	2012	2011
Prior year gross margin	74.8%	76.0%
Lower average selling prices	(0.5)	(0.2)
Average cost per unit	(0.1)	(0.2)
Excess and obsolete inventory	(0.1)	–
Foreign currency exchange impact, net	0.4	(1.0)
Inventory step-up	0.2	(0.2)
Other	0.1	0.4

Current year gross margin	74.8%	74.8%

Operating Expenses

R&D expenses and R&D as a percent of sales decreased in 2012 compared to 2011 after increases in 2011 when compared to 2010. In 2012, R&D spending benefitted from the effect of our operational excellence initiatives, as well as a natural decline related to certain large projects that achieved full commercialization, including Persona, The Personalized Knee System, and the Trabecular Metal Total Ankle, among other products. The increase in 2011 was in line with our strategy to

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

invest in new product development activities across nearly all of our product categories, as well as to increase spending on external research, clinical, regulatory and quality initiatives. We expect R&D spending in 2013 to be approximately 5 percent of sales for the year.

In 2012, SG&A decreased in dollars terms and as a percent of sales. Changes in foreign currency exchange rates due to the strengthening of the U.S. Dollar relative to 2011 lowered SG&A expense.

Absent the effects of foreign currency exchange rates, selling and distribution expenses were higher due to higher sales. Other unfavorable items included increased intangible amortization from business combinations, higher employee recruiting and relocation costs, increased legal costs and higher bad debt expense. These were offset by favorable product liability claims, lower instrument excess and obsolescence charges and lower advertising spend. SG&A as a percent of sales decreased 80 basis points compared to the prior year, reflecting disciplined discretionary spending and the effect of our operational excellence initiatives, which has lowered expenses such as salaries, wages and benefits.

In 2011, SG&A increased in dollar terms, but decreased as a percent of sales from 2010. The increase in dollars was primarily due to variable selling and distribution expenses from higher sales, increased intangible asset amortization from acquisitions completed in December 2010 and higher bad debt expenses primarily from our Europe operating segment. These were partially offset by lower product liability charges recorded in SG&A related to the Durom Cup. For more information regarding Durom Cup claims, see Note 19 to the consolidated financial statements. SG&A as a percent of sales in 2011 decreased by 40 basis points from 2010 reflecting disciplined spending and the effect of our operational excellence initiatives.

“Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. Provisions of $157.8 million, $75.0 million, $35.0 million and $69.0 million were originally recorded during 2011, 2010, 2009 and 2008, respectively, with an additional $15.0 million recorded during 2012, bringing the total provision to $351.8 million for these claims, excluding a subset of Durom Cup claims that were recorded in SG&A. The additional expense in 2012 was primarily for more estimated claims outside the U.S. than were previously expected, as well as higher estimated legal costs. For more information regarding these claims, see Note 19 to the consolidated financial statements.

In connection with our annual goodwill impairment tests performed in the fourth quarters of 2012 and 2010, we noted that the carrying values of the net assets of our U.S. Spine reporting unit were in excess of the reporting unit’s estimated fair value. As a result, we recorded goodwill impairment charges of $96.0 million and $204.0 million in 2012 and 2010, respectively. For more information regarding goodwill impairment and the factors that led to the impairment, see Note 9 to the consolidated financial statements.

“Special items” expenses for the years ended December 31, 2012, 2011 and 2010 were $155.4 million, $75.2 million, and $34.7 million, respectively.

“Special items” in 2012 included significant expenses incurred for consulting and professional fees and dedicated project personnel for our operational excellence initiatives. These initiatives are intended to improve our future operating results and include centralizing or outsourcing certain functions, improving quality, distribution, sourcing, manufacturing and our information technology systems. Other significant expenses in 2012 were from impairments from intangible assets acquired in business combinations, settlement of various legal matters, including royalty disputes, and severance expenses related to various organizational changes as well as facility closures.

“Special items” in 2011 resulted from a continued reduction in management layers and restructuring in certain areas, resulting in $23.1 million of severance and termination-related expenses. In 2011, we also incurred $26.0 million in consulting and professional fees associated with acquisitions and our operational excellence initiatives. As a result of our acquisitions and operational excellence initiatives, we also incurred asset impairments, facility and employee relocation costs, contract termination expenses and other costs.

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

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest expense increased in 2012 compared to 2011 primarily due to the $550 million offering of senior notes we completed in November 2011. Interest expense decreased in 2011 compared to 2010 as the result of interest rate swap agreements we entered into in late 2010 and early 2011 to convert a portion of our fixed-rate debt into variable-rate debt. Interest income has increased the last two years due to higher balances of cash and cash equivalents and short-term and long-term investments upon which interest income is being earned.

Our effective tax rate (ETR) on earnings before income taxes for the years ended December 31, 2012, 2011 and 2010 was 24.0 percent, 22.4 percent and 30.6 percent, respectively. The variation of our ETR has largely been affected by “Certain claims”, goodwill impairment charges and a $34.3 million benefit from the recognition of deferred tax assets related to a

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

legal entity restructuring. “Certain claims” expense favorably affects our ETR because it lowers the income within our U.S. operations relative to our foreign operations. Goodwill impairment charges negatively affect our ETR because no tax benefit is recorded on such charges. Additionally, in 2011 and 2010 our ETR was favorably impacted by the resolution of certain tax contingencies. These discrete items account for the majority of the variation in our ETRs in the past three years.

Our ETR for 2013 will reflect certain tax benefits resulting from the enactment in January 2013 of U.S. federal laws extending the R&D credit and other tax benefits applicable to us. The extension applies to both 2012 and 2013, and as a result of the timing of the law’s enactment, the 2012 tax year benefits must be recognized in the first quarter of 2013 for financial reporting purposes. As a result, our 2013 financial results will reflect a reduction to our ETR of approximately 0.3 percent related to the 2012 tax year benefits.

As a result of the revenues and expenses discussed previously, net earnings in 2012 decreased 1 percent compared to 2011. In 2011, net earnings increased 27 percent compared to 2010. Basic and diluted earnings per share increased 7 percent and 6 percent, respectively, in 2012 compared to 2011, while 2011 basic and diluted earnings per share increased 36 percent from 2010. The disproportionate change in earnings per share as compared to net earnings is attributed to the effect of share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with U.S. generally accepted accounting principles (GAAP). Our non-GAAP financial measures exclude the impact of inventory step-up and other inventory charges, “Special items,” “Certain claims,” goodwill impairment, and the taxes on those items in addition to certain other tax adjustments. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2012, 2011 and 2010 were $932.5 million, $905.6 million, and $871.6 million, respectively, and our non-GAAP adjusted diluted earnings per share were $5.30, $4.80, and $4.33, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

Year ended December 31,	2012	2011	2010
Net Earnings of Zimmer Holdings, Inc.	$755.0	$760.8	$596.9
Inventory step-up and other inventory charges	4.8	11.4	1.4
Certain claims	15.0	157.8	75.0
Goodwill impairment	96.0	–	204.0
Special items	155.4	75.2	34.7
Taxes on above items and other certain tax adjustments*	(93.7)	(99.6)	(40.4)

Adjusted Net Earnings	$932.5	$905.6	$871.6

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Year ended December 31,	2012	2011	2010
Diluted EPS	$4.29	$4.03	$2.97
Inventory step-up and other inventory charges	0.03	0.06	0.01
Certain claims	0.09	0.84	0.37
Goodwill impairment	0.54	–	1.01
Special items	0.88	0.40	0.17
Taxes on above items and other certain tax adjustments*	(0.53)	(0.53)	(0.20)

Adjusted Diluted EPS	$5.30	$4.80	$4.33

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,151.9 million in 2012, compared to $1,176.9 million in 2011. The principal source of cash from operating activities in 2012 was net earnings. Non-cash charges included in net earnings accounted for another $454.1 million of operating cash. All other items of operating cash flows in 2012 were outflows of $55.1 million of cash. The lower cash flows provided by operating activities in 2012 were primarily due to increased investments in inventory to support significant new product launches and increased product liability payments. We paid approximately $90 million, $60 million and $45 million in 2012, 2011 and 2010, respectively, related to Durom Cup product liability claims. We estimate the net remaining liability after insurance recovery for Durom Cup claims as of December 31, 2012, is $162.8 million. We expect to pay the majority of this amount over the next five years.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

At December 31, 2012, we had 64 days of sales outstanding in trade accounts receivable, which was the same as December 31, 2011. At December 31, 2012, we had 301 days of inventory on hand, an increase of 24 days compared to December 31, 2011. Days of inventory on hand have increased due to significant new product launches.

Cash flows used in investing activities were $592.1 million in 2012, compared to $624.4 million in 2011. Additions to instruments and additions to other property, plant and equipment did not change significantly year-over-year. In 2013, instrument additions are expected to be in a range of $125 to $145 million and property, plant and equipment additions are expected to be in a range of $115 to $135 million. We feel this level of capital spending is necessary to support new product-related investments and replacement of older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from year to year depending on the maturity of the debt securities and other cash and cash equivalent needs. Acquired intellectual property rights relate to lump-sum payments made to certain healthcare professionals and institutions in place of future royalty payments that otherwise would have been due under the terms of prior contractual arrangements. In the past three years, we have made various business acquisitions including Dornoch Medical Systems, Inc., Synvasive Technology, Inc., ExtraOrtho, Inc., Beijing Montagne Medical Device Co., Ltd., Sodem Diffusion S.A. and certain foreign-based distributors.

Cash flows used in financing activities were $436.5 million for 2012, compared to $455.8 million in 2011. In 2012, we returned cash to our stockholders in the form of cash dividends of $94.4 million and share repurchases of $485.6 million. In 2012 as it relates to our senior credit facility, we converted some of the outstanding debt to a term loan and we borrowed $100.0 million to repurchase shares as well as fund other corporate cash needs. We plan to repay that $100.0 million in the first quarter of 2013. In 2011, we issued senior unsecured notes in public offerings and used some of the proceeds to repurchase shares.

In 2012, we paid cash dividends quarterly, starting in April, at an annualized rate of $0.72 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. In December 2012, our Board of Directors declared a cash dividend of $0.18 per share that was paid in January 2013.

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

We may redeem the senior notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 15 basis points in the case of the 2014 notes, 20 basis points in the case of the 2019 and 2021 notes, and 25 basis points in the case of the 2039 notes. We would also pay the accrued and unpaid interest on the senior notes to the redemption date.

In May 2012, we entered into a new five-year $1,350 million revolving, multi-currency, Senior Credit Facility maturing May 9, 2017. The Senior Credit Facility replaced a previous credit facility with similar terms that was due to mature on November 30, 2012. As of December 31, 2012, we had $100.0 million outstanding under the Senior Credit Facility and an availability of $1,250.0 million.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2012. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. Borrowings under the Senior Credit Facility at December 31, 2012 are U.S. Dollar-based.

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

We also have available uncommitted credit facilities totaling $79.1 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

As of December 31, 2012, we had short-term and long-term investments in debt securities with a fair value of $915.7 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of December 31, 2012, $1,063.1 million of our cash and cash equivalents and short-term and long-term investments are held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $829.8 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase common stock under our share repurchase program. As of December 31, 2012, $1,014.6 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	2018 and Thereafter
Long-term debt	$1,688.6	$–	$250.0	$138.6	$1,300.0
Interest payments	1,045.4	67.7	132.0	126.4	719.3
Operating leases	192.0	45.9	59.5	39.5	47.1
Purchase obligations	12.0	12.0	–	–	–
Other long-term liabilities	295.7	–	148.1	106.7	40.9

Total contractual obligations	$3,233.7	$125.6	$589.6	$411.2	$2,107.3

$48.1 million of the other long-term liabilities on our balance sheet as of December 31, 2012, are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2013. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

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

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or at our discretion to maintain exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table. These payments could range from $0 to $54 million.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

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

In addition to our general product liability, we have recorded provisions totaling $403.2 million related to the Durom Cup, including $15.0 million in 2012. See Note 19 to our consolidated financial statements for further discussion of the Durom Cup.

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

In the fourth quarter of 2012, we determined our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using an equal weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our U.S. Spine reporting unit.

As a result, we recorded a goodwill impairment charge for the U.S. Spine reporting unit of $96.0 million in 2012. In 2010, we also recorded an impairment charge related to this reporting unit of $204.0 million. See Note 8 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges and the factors that could lead to further impairment.

We have six other reporting units with goodwill assigned to them. We estimated the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit, or by doing a qualitative assessment of changes in fair value from the prior year’s income approach. For each of those six reporting units, the estimated fair value substantially exceeded the carrying value.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

For contracts outstanding at December 31, 2012, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2013 through June 2015. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2012 were $1,548.8 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2012 were $303.9 million. The weighted average contract rates outstanding at December 31, 2012 were Euro:USD 1.33, Swiss

Franc:USD 1.08, USD:Japanese Yen 78.27, British Pound:USD 1.58, USD:Canadian Dollar 1.01, Australian Dollar:USD 0.96, USD:Korean Won 1,169, USD:Swedish Krona 6.85, USD:Czech Koruna 18.66, USD:Thai Baht 32.09, USD:Taiwan Dollar 29.01, USD:South African Rand 8.72, USD:Russian Ruble 33.42 and USD:Indian Ruppee 54.58.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2012 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2016, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$68.2
Swiss Franc	30.0
Japanese Yen	35.1
British Pound	14.5
Canadian Dollar	11.4
Australian Dollar	12.5
Korean Won	3.2
Swedish Krona	3.0
Czech Koruna	0.6
Thai Baht	1.2
Taiwan Dollars	2.1
South African Rand	0.7
Russian Rubles	2.1
Indian Rupees	1.0

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

We had net investment exposures to net foreign currency denominated assets and liabilities of $2,494.5 million at December 31, 2012, primarily in Euros and Japanese Yen. $1,320.9 million of the net asset exposure at December 31, 2012 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

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

We are exposed to interest rate risk on our debt obligations and our cash and cash equivalents. Presently, all of our debt outstanding under the Senior Credit Facility bears interest at short-term variable rates.

In 2010, we entered into interest rate swap agreements with a consolidated notional amount of $250 million that hedge a portion of our $500 million 4.625 percent Senior Notes due November 30, 2019. On the interest rate swap agreements outstanding as of December 31, 2012, we receive a fixed interest rate of 4.625 percent and we pay variable interest equal to the three-month LIBOR plus an average of 133 basis points.

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

Based upon our overall interest rate exposure as of December 31, 2012, a change of 10 percent in interest rates, assuming the amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

The ongoing financial crisis in the Euro zone continues to impact the indirect credit exposure we have to those governments through their public hospitals. We have experienced an increasing number of days sales outstanding in some European countries compared to levels in 2010. As of December 31, 2012, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $209.2 million. With allowances for doubtful accounts of $7.8 million recorded in those countries, the net balance was $201.4 million, representing 24 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain account for $191.6 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with these customers on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. As evidence of this, in Spain we received significant payments in July 2012, to settle certain past due accounts receivable. To the extent these governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on that assessment, management has concluded that, as of December 31, 2012, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2012, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2013

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

	(in millions, except per share amounts)
For the Years Ended December 31,	2012	2011	2010
Net Sales	$4,471.7	$4,451.8	$4,220.2
Cost of products sold	1,125.2	1,122.0	1,012.2

Gross Profit	3,346.5	3,329.8	3,208.0

Research and development	225.6	238.4	218.5
Selling, general and administrative	1,807.1	1,834.3	1,759.1
Certain claims (Note 19)	15.0	157.8	75.0
Goodwill impairment (Note 8)	96.0	–	204.0
Special items (Note 2)	155.4	75.2	34.7

Operating expenses	2,299.1	2,305.7	2,291.3

Operating Profit	1,047.4	1,024.1	916.7
Interest income	15.6	10.1	3.7
Interest expense	(72.9)	(55.3)	(60.2)

Earnings before income taxes	990.1	978.9	860.2
Provision for income taxes	237.2	218.9	263.3

Net earnings	752.9	760.0	596.9
Less: Net loss attributable to noncontrolling interest	(2.1)	(0.8)	–

Net Earnings of Zimmer Holdings, Inc.	$755.0	$760.8	$596.9

Earnings Per Common Share – Basic	$4.32	$4.05	$2.98

Earnings Per Common Share – Diluted	$4.29	$4.03	$2.97

Weighted Average Common Shares Outstanding
Basic	174.9	187.6	200.0
Diluted	176.0	188.7	201.1
Cash Dividends Declared Per Common Share	$0.54	$0.18	$–

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

	(in millions)
For the Years Ended December 31,	2012	2011	2010
Net Earnings	$752.9	$760.0	$596.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	46.1	4.6	(38.6)
Unrealized cash flow hedge gains/(losses), net of tax effects of (4.3) in 2012, 4.3 in 2011 and 10.1 in 2010	10.9	(30.6)	21.6
Reclassification adjustments on cash flow hedges, net of tax effects of (8.9) in 2012, (16.7) in 2011 and (4.3) in 2010	3.3	24.5	(11.6)
Unrealized gains/(losses) on securities, net of tax effects of 0.0 in 2012, 0.0 in 2011 and 0.3 in 2010	0.4	0.2	(0.8)
Reclassification adjustments on securities, net of tax effects of (1.2) in 2010	–	–	2.2
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax effects of (8.5) in 2012, 23.0 in 2011 and 4.4 in 2010	11.8	(48.3)	(10.4)

Total Other Comprehensive Income (Loss)	72.5	(49.6)	(37.6)

Comprehensive Income	825.4	710.4	559.3
Comprehensive Loss Attributable to Noncontrolling Interest	(2.2)	(0.9)	–

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$827.6	$711.3	$559.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

	(in millions)
As of December 31,	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$884.3	$768.3
Short-term investments	671.6	455.5
Accounts receivable, less allowance for doubtful accounts	884.6	838.8
Inventories	995.3	929.8
Prepaid expenses and other current assets	76.3	73.7
Deferred income taxes	196.6	210.5

Total Current Assets	3,708.7	3,276.6
Property, plant and equipment, net	1,210.7	1,207.3
Goodwill	2,571.8	2,626.0
Intangible assets, net	740.7	798.5
Other assets	780.5	606.9

Total Assets	$9,012.4	$8,515.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$184.1	$143.3
Income taxes	22.8	8.6
Short-term debt	100.1	143.3
Other current liabilities	559.0	571.9

Total Current Liabilities	866.0	867.1
Other long-term liabilities	559.3	557.4
Long-term debt	1,720.8	1,576.0

Total Liabilities	3,146.1	3,000.5

Commitments and Contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 257.1 million (255.9 million in 2011) issued	2.6	2.5
Paid-in capital	3,500.6	3,399.2
Retained earnings	7,085.9	6,426.8
Accumulated other comprehensive income	343.9	271.4
Treasury stock, 85.5 million shares (77.9 million shares in 2011)	(5,072.1)	(4,592.7)

Total Zimmer Holdings, Inc. stockholders’ equity	5,860.9	5,507.2
Noncontrolling interest	5.4	7.6

Total Stockholders’ Equity	5,866.3	5,514.8

Total Liabilities and Stockholders’ Equity	$9,012.4	$8,515.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

	(in millions)
	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity
Balance January 1, 2010	254.1	$2.5	$3,214.6	$5,102.5	$358.6	(49.9)	$(3,039.5)	$–	$5,638.7
Net earnings	–	–	–	596.9	–	–	–	–	596.9
Other comprehensive loss	–	–	–	–	(37.6)	–	–	–	(37.6)
Stock compensation plans, including tax benefits	0.5	–	78.9	–	–	–	–	–	78.9
Share repurchases	–	–	–	–	–	(9.1)	(505.6)	–	(505.6)

Balance December 31, 2010	254.6	2.5	3,293.5	5,699.4	321.0	(59.0)	(3,545.1)	–	5,771.3
Net earnings	–	–	–	760.8	–	–	–	(0.8)	760.0
Other comprehensive loss	–	–	–	–	(49.6)	–	–	(0.1)	(49.7)
Business combination with a noncontrolling interest	–	–	–	–	–	–	–	8.5	8.5
Cash dividend declared of $0.18 per share of common stock	–	–	–	(32.1)	–	–	–	–	(32.1)
Stock compensation plans, including tax benefits	1.3	–	105.7	(1.3)	–	–	2.4	–	106.8
Share repurchases	–	–	–	–	–	(18.9)	(1,050.0)	–	(1,050.0)

Balance December 31, 2011	255.9	2.5	3,399.2	6,426.8	271.4	(77.9)	(4,592.7)	7.6	5,514.8
Net earnings	–	–	–	755.0	–	–	–	(2.1)	752.9
Other comprehensive income	–	–	–	–	72.5	–	–	(0.1)	72.4
Cash dividend declared of $0.54 per share of common stock	–	–	–	(93.3)	–	–	–	–	(93.3)
Stock compensation plans, including tax benefits	1.2	0.1	101.4	(2.6)	–	0.1	6.2	–	105.1
Share repurchases	–	–	–	–	–	(7.7)	(485.6)	–	(485.6)

Balance December 31, 2012	257.1	$2.6	$3,500.6	$7,085.9	$343.9	(85.5)	$(5,072.1)	$5.4	$5,866.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

	(in millions)
For the Years Ended December 31,	2012	2011	2010
Cash flows provided by (used in) operating activities:
Net earnings	$752.9	$760.0	$596.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	363.1	359.9	340.2
Goodwill impairment	96.0	–	204.0
Share-based compensation	55.0	60.5	62.0
Income tax benefit from stock option exercises	11.0	12.9	4.2
Excess income tax benefit from stock option exercises	(2.7)	(5.0)	(1.3)
Inventory step-up and other inventory charges	4.8	11.4	1.4
Deferred income tax provision	(64.8)	(19.7)	(72.5)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes payable	59.2	14.6	7.7
Receivables	(45.5)	(63.2)	(33.0)
Inventories	(67.5)	7.2	25.8
Accounts payable and accrued liabilities	47.8	20.0	(0.8)
Other assets and liabilities	(57.4)	18.3	58.9

Net cash provided by operating activities	1,151.9	1,176.9	1,193.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(148.9)	(155.4)	(192.5)
Additions to other property, plant and equipment	(114.7)	(113.8)	(79.2)
Acquisition of intellectual property rights	(0.9)	(18.9)	(8.5)
Purchases of investments	(1,130.1)	(662.1)	(413.3)
Sales of investments	878.5	394.8	67.5
Other business combination investments	(59.0)	(56.8)	(82.6)
Investments in other assets	(17.0)	(12.2)	(18.3)

Net cash used in investing activities	(592.1)	(624.4)	(726.9)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of notes	–	549.3	–
Net proceeds (payments) under revolving credit facilities	(50.1)	0.5	(2.2)
Proceeds from term loans	147.3	–	–
Dividends paid to stockholders	(94.4)	–	–
Debt issuance costs	(3.3)	(4.0)	–
Proceeds from employee stock compensation plans	46.9	43.4	16.9
Excess income tax benefit from stock option exercises	2.7	5.0	1.3
Repurchase of common stock	(485.6)	(1,050.0)	(505.6)

Net cash used in financing activities	(436.5)	(455.8)	(489.6)

Effect of exchange rates on cash and cash equivalents	(7.3)	2.7	0.2

Increase (decrease) in cash and cash equivalents	116.0	99.4	(22.8)
Cash and cash equivalents, beginning of year	768.3	668.9	691.7

Cash and cash equivalents, end of year	$884.3	$768.3	$668.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

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

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling financial interest. Investments in companies in which we exercise significant influence over the operating and financial affairs, but do not control, are accounted for under the equity method. Under the equity method, we record the investment at cost and adjust the carrying amount of the investment by our proportionate share of the investee’s net earnings or losses. All significant intercompany accounts and transactions are eliminated. The consolidated financial statements for some of our international subsidiaries are for an annual period that ended on December 25, 2012, 2011 and 2010. Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation.

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

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2012, 2011 and 2010 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represent approximately 75 percent of our net sales. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories account for approximately 25 percent of our net sales. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2012, 2011 and 2010.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $139.5 million, $142.1 million and

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

$129.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and Development  –  We expense all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant fees and service fees paid to collaborative partners. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Litigation – We record a liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable a liability has been incurred and the amount of the loss can be reasonably estimated.

Special Items – We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting and professional fees and asset impairment charges connected with global restructuring and operational excellence initiatives, and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

For the Years Ended December 31,	2012	2011	2010
Impairment of assets	$14.6	$8.4	$11.4
Consulting and professional fees	90.1	26.0	4.9
Employee severance and retention, including share-based compensation acceleration	8.2	23.1	6.7
Dedicated project personnel	15.1	3.2	2.0
Information technology integration	–	0.5	0.1
Relocated facilities	1.8	–	0.2
Distributor acquisitions	0.8	2.0	1.9
Certain litigation matters	13.7	0.1	(0.3)
Contract terminations	6.6	6.3	3.9
Contingent consideration adjustments	(2.8)	–	–
Accelerated software amortization	4.5	–	–
Other	2.8	5.6	3.9

Special items	$155.4	$75.2	$34.7

Impairment of assets relates to impairment of intangible assets that were acquired in business combinations or impairment of other assets related to various reasons.

Consulting and professional fees relate to third-party consulting, professional fees and contract labor related to our operational excellence initiatives, third-party consulting fees related to certain information system implementations, third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations, third-party fees related to severance and termination benefits matters and legal fees related to certain product liability matters. Our operational excellence initiatives are across the company and include improvements in quality, distribution, sourcing, manufacturing, and information technology, among other areas.

In 2012, 2011 and 2010, we terminated some employees as we reduced management layers, restructured certain areas, announced closures of certain facilities, and commenced initiatives to focus on business opportunities that best support our strategic priorities. In 2012, 2011 and 2010, approximately

400, 500 and 60 positions, respectively, from across the globe were affected by these actions. As a result of these changes in our work force and headcount reductions from acquisitions, we incurred expenses related to severance benefits, redundant salaries as we worked through transition periods, share-based compensation acceleration and other employee termination-related costs. The majority of these termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid during the year they were incurred.

Dedicated project personnel are the salary, benefits, travel expenses and other costs directly associated with employees who are 100 percent dedicated to our operational excellence initiatives or integration of acquired businesses.

Information technology integration relates to the non-capitalizable costs associated with integrating the information systems of acquired businesses.

Relocated facilities expenses are the moving costs and the lease expenses incurred during the relocation period related to relocating certain office facilities.

Over the past few years we have acquired a number of U.S. and foreign-based distributors. We have incurred various costs related to the consummation and integration of those businesses.

Certain litigation matters relate to costs and adjustments recognized during the year for the estimated or actual settlement of various legal matters, including royalty disputes, patent litigation matters, commercial litigation matters and matters arising from our acquisitions of certain competitive distributorships in prior years.

Contract termination costs relate to terminated agreements in connection with the integration of acquired companies and changes to our distribution model as part of business restructuring and operational excellence initiatives. The terminated contracts primarily relate to sales agents and distribution agreements.

Contingent consideration adjustments are the changes in the fair value of contingent consideration obligations to be paid to the prior owners of acquired businesses.

Accelerated software amortization is the incremental amortization caused by changing the estimated life of certain software. In 2012, we approved a plan to replace certain software. As a result, the estimated economic useful life of the existing software was decreased to represent the period of time expected to implement replacement software. As a result, the amortization from the shortened life of this software is substantially higher than the previous amortization being recognized.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Investments – We invest our excess cash and cash equivalents in debt securities. Our investments include corporate debt securities, U.S. government and agency debt securities, municipal bonds, foreign government debt securities, commercial paper and certificates of deposit and are classified and accounted for as available-for-sale. Available-for-sale debt securities are recorded at fair value on our consolidated balance sheet. Investments with a contractual maturity of less than one year are classified as short-term investments on our consolidated balance sheet, or in other non-current assets if the contractual maturity is greater than one year. Changes in fair value for available-for-sale securities are recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheet. We review our investments for other-than-temporary impairment at each reporting period. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statement of earnings in the period the determination is made. See Note 7 for more information regarding our investments.

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $22.8 million and $17.2 million as of December 31, 2012 and 2011, respectively.

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

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the years ended December 31, 2012 and 2010, we recorded goodwill impairment charges of $96.0 million and $204.0 million, respectively, related to our U.S. Spine reporting unit. See Note 9 for more information regarding goodwill and goodwill impairment.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method or a qualitative assessment may be performed for any changes to the asset’s fair value from the last quantitative assessment. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates. We may do a qualitative assessment when the results of the previous quantitative test indicated the asset’s fair value was significantly in excess of its carrying value.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Noncontrolling Interest – In 2011, we made an investment in a company in which we acquired a controlling financial interest, but not 100 percent of the equity. Further information related to the noncontrolling interests of that investment has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements – In 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update (ASU) requiring companies to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and of comprehensive income. This requirement became effective for us January 1, 2012. The ASU changes the presentation, but not the accounting requirements, of other comprehensive income and therefore had no effect on our financial position, results of operations or cash flows.

In 2012, the FASB issued an ASU that allowed companies when performing their annual indefinite lived intangible asset impairment test to do a qualitative assessment to evaluate whether impairment has occurred versus performing a quantitative calculation of estimated fair value. We elected to early adopt this standard and performed a qualitative assessment on one of our intangible assets that in the prior year had an estimated fair value that was substantially in excess of its carrying value. This ASU just changed the methodology of testing for impairment and would not affect the outcome of impairment testing. Therefore, it did not have an effect on our financial position, results of operations or cash flows.

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

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), and an employee stock purchase plan. Share-based compensation expense is as follows (in millions):

For the Years Ended December 31,	2012	2011	2010
Stock options	$32.4	$41.7	$47.6
RSUs and other	22.6	18.8	14.4

Total expense, pre-tax	55.0	60.5	62.0
Tax benefit related to awards	(16.6)	(17.8)	(16.2)

Total expense, net of tax	$38.4	$42.7	$45.8

Share-based compensation cost capitalized as part of inventory for the years ended December 31, 2012, 2011 and 2010 was $6.1 million, $8.8 million, and $12.2 million, respectively. As of December 31, 2012 and 2011, approximately $3.3 million and $4.8 million of capitalized costs remained in finished goods inventory.

Stock Options

We had two equity compensation plans in effect at December 31, 2012: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeds the 2006 Stock Incentive Plan (2006 Plan) and the TeamShare Stock Option Plan (TeamShare Plan). No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into the 2009 Plan. Vested and unvested stock options and unvested restricted stock and RSUs previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2012. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2012, an aggregate of 8.7 million shares were available for future grants and awards under these plans.

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

A summary of stock option activity for the year ended December 31, 2012 is as follows (options in thousands):

		Weighted Average Exercise	Weighted Average Remaining Contractual	Intrinsic Value
	Stock Options	Price	Life	(in millions)
Outstanding at January 1, 2012	16,748	$68.04
Options granted	1,720	64.26
Options exercised	(933)	46.05
Options cancelled	(239)	60.21
Options expired	(658)	75.43

Outstanding at December 31, 2012	16,638	$68.74	4.8	$64.2

Vested or expected to vest as of December 31, 2012	16,169	$68.94	4.7	$61.9

Exercisable at December 31, 2012	12,977	$71.34	3.9	$38.0

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. Expected volatility was derived from the implied volatility of traded options on our stock that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. We began paying dividends in 2012. Accordingly, prior to 2012 we assumed no dividend yield. Starting in 2012, the dividend yield was determined by using an estimated annual dividend and dividing it by the market price of our stock on the grant date.

The following table presents information regarding the weighted average fair value for stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

For the Years Ended December 31,	2012	2011	2010
Dividend yield	1.1%	—%	—%
Volatility	25.6%	26.1%	26.3%
Risk-free interest rate	1.5%	2.2%	2.8%
Expected life (years)	6.1	6.1	5.9
Weighted average fair value of options granted	$15.40	$18.33	$18.17
Intrinsic value of options exercised (in millions)	$17.1	$27.5	$8.5

As of December 31, 2012, there was $38.4 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.5 years.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

RSUs

We have awarded RSUs to our employees. The terms of the awards have been three to five years. Some of the awards have only service conditions while some have performance and market conditions as well. The service condition awards vest ratably on the anniversary date of the award. The awards that have performance and market conditions vest all at once on the third anniversary date. Future service conditions may be waived if an employee retires after the first anniversary date of the award, but performance and market conditions continue to apply. Accordingly, the requisite service period used for share-based payment expense ranges from one to five years.

A summary of nonvested RSU activity for the year ended December 31, 2012 is as follows (in thousands):

		Weighted Average Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2012	1,187	$56.25
Granted	685	65.91
Vested	(299)	52.92
Forfeited	(363)	64.58

Outstanding at December 31, 2012	1,210	60.03

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2012, we estimate that approximately 1,113,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2012 was $38.9 million and is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs vesting during the years ended December 31, 2012, 2011 and 2010 based upon our stock price on the date of vesting was $18.9 million, $11.8 million and $3.2 million, respectively.

4.	INVENTORIES

Inventories consisted of the following (in millions):

As of December 31,	2012	2011
Finished goods	$786.3	$743.0
Work in progress	52.3	47.8
Raw materials	156.7	139.0

Inventories	$995.3	$929.8

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended December 31, 2012, 2011 and 2010 were $55.1 million, $47.6 million and $45.8 million, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

As of December 31,	2012	2011
Land	$22.1	$22.3
Building and equipment	1,232.8	1,196.8
Capitalized software costs	241.8	208.4
Instruments	1,579.8	1,509.2
Construction in progress	117.8	76.4

	3,194.3	3,013.1
Accumulated depreciation	(1,983.6)	(1,805.8)

Property, plant and equipment, net	$1,210.7	$1,207.3

Depreciation expense was $266.0 million, $266.1 million and $247.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.

6.	ACQUISITIONS

We made a number of business acquisitions during the years 2012, 2011 and 2010. In January 2012, we acquired Synvasive Technology, Inc. (Synvasive). The Synvasive acquisition enhanced our product portfolio through the addition of the STABLECUT® surgical saw blades, as well as the eLIBRA® Dynamic Knee Balancing SystemTM for soft tissue balancing. In October 2012, we acquired Dornoch Medical Systems, Inc. (Dornoch). The Dornoch acquisition enhances our product portfolio through the addition of a medical waste fluid management and disposal technology. In November 2011, we acquired ExtraOrtho, Inc. (ExtraOrtho). The ExtraOrtho acquisition enhances our position in the estimated $820 million external fixation market. In December 2010, we acquired Beijing Montagne Medical Device Co., Ltd. (Montagne) and Sodem Diffusion S.A. (Sodem). The Montagne acquisition makes us a significant provider of orthopaedic solutions in China and provides product lines tailored exclusively to the rapidly growing Chinese market. The Sodem acquisition broadens our portfolio of surgical power tools and strengthens our position in the estimated $1 billion surgical power tool market. Additionally, we have acquired a number of foreign-based distributors during the three year period.

The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being recorded as goodwill. Pro forma financial

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

information and other information required have not been included as the acquisitions, individually and in the aggregate, did not have a material impact upon our financial position or results of operations.

7.	INVESTMENTS

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of December 31, 2012
Corporate debt securities	$383.6	$0.3	$(0.1)	$383.8
U.S. government and agency debt securities	295.8	0.1	–	295.9
Foreign government debt securities	5.0	–	–	5.0
Commercial paper	138.7	–	–	138.7
Certificates of deposit	92.2	0.1	–	92.3

Total short and long-term investments	$915.3	$0.5	$(0.1)	$915.7

As of December 31, 2011
Corporate debt securities	$324.8	$0.2	$(0.3)	$324.7
U.S. government and agency debt securities	177.1	0.1	–	177.2
Municipal bonds	1.0	–	–	1.0
Foreign government debt securities	6.8	–	–	6.8
Commercial paper	74.5	–	–	74.5
Certificates of deposit	88.5	–	–	88.5

Total short and long-term investments	$672.7	$0.3	$(0.3)	$672.7

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	As of December 31, 2012		As of December 31, 2011
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$144.2	$(0.1)	$164.5	$(0.3)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 79 securities were in an unrealized loss position as of December 31, 2012.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from changes in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of December 31, 2012 are temporary because we do not intend to sell these investments before maturity, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

As of December 31, 2012	Amortized Cost	Fair Value
Due in one year or less	$671.3	$671.6
Due after one year through two years	244.0	244.1

Total	$915.3	$915.7

8.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$383.8	$–	$383.8	$–
U.S. government and agency debt securities	295.9	–	295.9	–
Foreign government debt securities	5.0	–	5.0	–
Commercial paper	138.7	–	138.7	–
Certificates of deposit	92.3	–	92.3	–

Total available-for-sale securities	915.7	–	915.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	28.4	–	28.4	–
Interest rate swaps	33.9	–	33.9	–

	$978.0	$–	$978.0	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$10.8	$–	$10.8	$–

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$324.7	$–	$324.7	$–
U.S. government and agency debt securities	177.2	–	177.2	–
Municipal bonds	1.0	–	1.0	–
Foreign government debt securities	6.8	–	6.8	–
Commercial paper	74.5	–	74.5	–
Certificates of deposit	88.5	–	88.5	–

Total available-for-sale securities	672.7	–	672.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	–	18.3	–
Interest rate swaps	27.8	–	27.8	–

	$718.8	$–	$718.8	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$25.2	$–	$25.2	$–
Cross-currency interest rate swaps	8.2	–	8.2	–

	$33.4	$–	$33.4	$–

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

The following nonfinancial assets were measured at fair value on a nonrecurring basis (in millions):

		Fair Value Measurements Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year Ended December 31, 2012
Goodwill	$41.0			$41.0	$96.0
Indefinite-lived intangible assets	24.2	–	–	24.2	11.6
Year Ended December 31, 2010
Goodwill	137.0	–	–	137.0	204.0

We conduct our annual goodwill impairment test in the fourth quarter of every year or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In each of 2012 and 2010, it was determined that our U.S. Spine reporting unit’s carrying value was in excess of its fair value. In 2012, the goodwill for this reporting unit was written down to its implied fair value of $41.0 million from its previous carrying value of $137.0 million, resulting in a $96.0 million non-cash impairment charge. In 2010, the goodwill was written down to its implied fair value of $137.0 million from its previous carrying value of $341.0 million, resulting in a $204.0 million non-cash impairment charge. The implied fair value of goodwill equals the estimated fair value of a reporting unit minus the fair value of the reporting unit’s net assets. In determining the implied fair value of the U.S. Spine reporting unit’s goodwill, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities. Fair value was determined using an equal weighting of income and market approaches.

Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly traded companies that are similar to our U.S. Spine reporting unit and considers control premiums that would result from a sale of the reporting unit and the level of assets in the reporting unit versus the comparable companies.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations. Based upon our reporting unit’s recent financial performance, market share and product portfolio, we valued ourselves near the bottom of the valuation indicators of the comparable companies.

The fair value of the reporting unit’s assets and liabilities was determined by using the same methods that are used in business combination purchase accounting.

Factors that contributed to impairment of the U.S. Spine reporting unit include broader market issues as well as company specific issues. The U.S. spine market has been under pressure due to a constrained economic environment leading to continuing high unemployment and payer pushback on the necessity of certain procedures. Additionally, pricing has continued to decline across the industry. Company specific issues have included turnover with our independent sales agents and lack of execution in developing new, competitive products which has resulted in a less than optimal product portfolio in our U.S. Spine reporting unit.

The U.S. spine market five years ago was growing in the low double digits, but now we estimate is flat or in the low single digits. Previous goodwill impairment tests forecasted some recovery in the market which has not come to fruition. Through the first three quarters of 2012, while U.S. Spine sales were lower than we expected, cash flows were not significantly lower as expenses were favorable and net working capital was better than planned. As we completed our annual operating plan in the fourth quarter of 2012, it became clearer that the U.S. spine market recovery may take longer than we planned, including the persistence of significant negative pricing pressures. Additionally, we concluded that new product introductions made in 2012 will not have as significant of a positive effect as we had previously forecasted. As a result, we have tempered our expectations of recovery in the U.S. market and for our U.S. Spine reporting unit and have recognized an impairment charge.

In 2010, the implied fair value of goodwill was determined using similar methodologies utilized in the 2012 valuation. An impairment charge was caused by similar market and company-specific factors discussed above.

We have six other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. For each of those six reporting units, the estimated fair value substantially exceeded its carrying value.

We will continue to monitor the fair value of our U.S. Spine reporting unit as well as our other six reporting units in our interim and annual reporting periods. If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

In 2012, we also recorded $11.6 million of impairment charges in “Special items” related to certain indefinite lived intangible assets. The impairment was a result of lower future estimated revenues from products using certain trademarks. The lower future estimated revenue resulted from our challenges in the global spine market and from negative publicity in the marketplace related to certain hip devices that have adversely affected sales of these products. Further information regarding how the fair value of these indefinite lived trademarks was determined has not been provided as we do not believe this non-cash charge was significant to our results for 2012.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2011
Goodwill	$1,562.8	$1,107.1	$187.9	$2,857.8
Accumulated impairment losses	(277.0)	–	–	(277.0)

	1,285.8	1,107.1	187.9	2,580.8
Acquisitions	33.3	–	–	33.3
Currency translation	(0.8)	4.7	8.0	11.9

Balance at December 31, 2011
Goodwill	1,595.3	1,111.8	195.9	2,903.0
Accumulated impairment losses	(277.0)	–	–	(277.0)

	1,318.3	1,111.8	195.9	2,626.0
U.S. Spine reporting unit impairment	(96.0)	–	–	(96.0)
Acquisitions	25.9	–	–	25.9
Currency translation	2.7	16.8	(3.6)	15.9

Balance at December 31, 2012
Goodwill	1,623.9	1,128.6	192.3	2,944.8
Accumulated impairment losses	(373.0)	–	–	(373.0)

	$1,250.9	$1,128.6	$192.3	$2,571.8

The components of identifiable intangible assets are as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2012:
Intangible assets subject to amortization:
Gross carrying amount	$695.1	$173.4	$47.4	$177.0	$95.7	$1,188.6
Accumulated amortization	(362.5)	(124.2)	(31.1)	(61.7)	(46.0)	(625.5)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	177.6	–	–	177.6

Total identifiable intangible assets	$332.6	$49.2	$193.9	$115.3	$49.7	$740.7

As of December 31, 2011:
Intangible assets subject to amortization:
Gross carrying amount	$674.9	$172.5	$40.4	$164.3	$82.7	$1,134.8
Accumulated amortization	(315.4)	(100.2)	(26.9)	(46.7)	(39.4)	(528.6)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	192.3	–	–	192.3

Total identifiable intangible assets	$359.5	$72.3	$205.8	$117.6	$43.3	$798.5

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Intangible amortization expense was recorded as follows (in millions):

For the Years Ended December 31,	2012	2011	2010
Cost of products sold	$24.0	$26.7	$33.1
Sellling, general and administrative	73.1	67.1	59.2

Total intangible amortization	$97.1	$93.8	$92.3

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2012 for the years ending December 31, 2013 through 2017 is (in millions):

For the Years Ending December 31,
2013	$94.1
2014	91.3
2015	77.3
2016	67.8
2017	61.8

10.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities consisted of the following (in millions):

As of December 31,	2012	2011
Other current liabilities:
License and service agreements	$92.3	$106.1
Certain claims accrual (Note 19)	50.0	50.0
Salaries, wages and benefits	118.8	116.5
Accrued liabilities	297.9	299.3

Total other current liabilities	$559.0	$571.9

Other long-term liabilities:
Long-term income tax payable	$213.0	$125.8
Certain claims accrual (Note 19)	210.8	261.1
Other long-term liabilities	135.5	170.5

Total other long-term liabilities	$559.3	$557.4

11.	DEBT

Our debt consisted of the following (in millions):

As of December 31,	2012	2011
Short-term debt
Senior Credit Facility	$100.0	$143.0
Other short-term debt	0.1	0.3

Total short-term debt	$100.1	$143.3

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	138.6	–
Debt discount	(1.7)	(1.8)
Adjustment related to interest rate swaps	33.9	27.8

Total long-term debt	$1,720.8	$1,576.0

In May 2012, we entered into a new five-year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). As of December 31, 2012, we had $100.0 million outstanding under the Senior Credit Facility and an availability of $1,250.0 million. The Senior Credit Facility replaced a previous credit facility with similar terms that was due to mature on November 30, 2012.

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

The Term Loan will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity. The estimated fair value of the Term Loan as of December 31, 2012, based upon publicly available market yield curves and the terms of the debt (Level 2), was $138.1 million.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2012. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee. Borrowings under the Senior Credit Facility at December 31, 2012 are U.S. Dollar-based.

We have four tranches of senior notes outstanding: $250 million aggregate principal amount of 1.4 percent notes due November 30, 2014, $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity. The estimated fair value of our Senior Notes as of December 31, 2012, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,745.8 million.

We may redeem the Senior Notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 15 basis points in the case of the 2014 Notes, 20 basis points in the case of the 2019 Notes and 2021 Notes, and 25 basis points in the case of the 2039 Notes. We would also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

We have entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our Senior Notes due 2019. See Note 13 for additional information regarding the interest rate swap agreements.

We also have available uncommitted credit facilities totaling $79.1 million.

At December 31, 2012, the weighted average interest rate for short-term and long-term borrowings was 1.1 percent and 3.5 percent, respectively. We paid $67.8 million, $55.0 million and $59.8 million in interest during 2012, 2011 and 2010, respectively.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income items represent certain amounts that are reported as components of stockholders’ equity in our consolidated balance sheet, including foreign currency translation adjustments, unrealized gains and losses, net of tax, on available-for-sale investments and hedging instruments and pension liability adjustments.

Accumulated other comprehensive income consisted of the following (in millions):

As of December 31,	2012	2011
Foreign currency translation	$445.5	$399.4
Cash flow hedges	4.1	(10.1)
Unrealized loss on securities	0.4	–
Unrecognized prior service cost and unrecognized loss in actuarial assumptions	(106.1)	(117.9)

Accumulated other comprehensive income	$343.9	$271.4

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

For forward contracts and options outstanding at December 31, 2012, we have obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2013 through June 2015. As of December 31, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,548.8 million. As of December 31, 2012, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $303.9 million.

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

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In 2011, our subsidiary in Japan, with a functional currency of Japanese Yen, borrowed variable-rate debt of $143.0 million denominated in U.S. Dollars under our previous credit facility. To manage the foreign currency exchange risk associated with remeasuring the debt to Japanese Yen and the interest rate risk associated with the variable-rate debt, we entered into multiple cross-currency interest rate swap agreements with a total notional amount of 11,798 million Japanese Yen. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. The effective portion of changes in fair value of the cross-currency interest rate swaps was temporarily recorded in other comprehensive income and then recognized in interest expense when the hedged item affected net earnings. The cross-currency interest rate swap agreements matured in 2012 and we paid off the subsidiary’s U.S. Dollar debt with Japanese Yen debt borrowed under our previous credit facility.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statement of earnings (in millions):

		Gain on Instrument			Loss on Hedged Item
	Location on Statement of Earnings	Year Ended December 31,			Year Ended December 31,
Derivative Instrument		2012	2011	2010	2012	2011	2010
Interest rate swaps	Interest expense	$6.1	$26.3	$1.5	$(6.1)	$(26.3)	$(1.5)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2012, 2011 and 2010.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects on other comprehensive income (OCI) on our consolidated balance sheet and our consolidated statement of earnings (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2012	2011	2010	Location on Statement of Earnings	2012	2011	2010
Foreign exchange forward contracts	$16.3	$(34.9)	$11.2	Cost of products sold	$(12.0)	$(32.9)	$7.3
Foreign exchange options	(1.1)	(0.2)	0.3	Cost of products sold	(0.4)	–	–
Cross-currency interest rate swaps	–	0.2	–	Interest expense	0.2	(8.3)	–

	$15.2	$(34.9)	$11.5		$(12.2)	$(41.2)	$7.3

The net amount recognized in earnings during the years ended December 31, 2012, 2011 and 2010 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2012, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $4.8 million, or $4.1 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, losses of $5.3 million, or $4.5 million after taxes, are expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statement of earnings (in millions):

	Location on Statement of Earnings	Year Ended December 31,
Derivative Instrument		2012	2011	2010
Foreign exchange forward contracts	Cost of products sold	$(2.0)	$2.7	$3.3

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2012 and December 31, 2011, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheet, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$29.7	Other current assets	$24.9
Foreign exchange options	Other current assets	0.6	Other current assets	1.4
Foreign exchange forward contracts	Other assets	19.8	Other assets	14.5
Foreign exchange options	Other assets	–	Other assets	1.0
Interest rate swaps	Other assets	33.9	Other assets	27.8

Total asset derivatives		$84.0		$69.6

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$20.2	Other current liabilities	$35.6
Cross-currency interest rate swaps	Other current liabilities	–	Other current liabilities	8.2
Foreign exchange forward contracts	Other long-term liabilities	12.3	Other long-term liabilities	13.1

Total liability derivatives		$32.5		$56.9

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

14.	RETIREMENT BENEFIT PLANS

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

We use a December 31 measurement date for our benefit plans.

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Non-U.S.
For the Years Ended December 31,	2012	2011	2010	2012	2011	2010
Service cost	$11.4	$11.4	$10.9	$15.0	$16.8	$14.6
Interest cost	13.3	13.0	11.5	6.1	7.3	6.7
Expected return on plan assets	(25.5)	(21.9)	(18.1)	(7.6)	(9.6)	(8.0)
Settlement	0.7	—	—	—	—	—
Amortization of prior service cost	(2.0)	—	(0.1)	(0.9)	(0.8)	(0.7)
Amortization of unrecognized actuarial loss	11.4	6.2	2.4	1.9	1.2	1.2

Net periodic benefit cost	$9.3	$8.7	$6.6	$14.5	$14.9	$13.8

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S.
For the Years Ended December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.97%	5.82%	6.26%	2.58%	2.82%	3.19%
Rate of compensation increase	3.81%	3.81%	3.80%	2.77%	2.64%	2.63%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.50%	3.51%	4.01%	4.12%

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

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

Changes in projected benefit obligations and plan assets were (in millions):

	U.S. and Puerto Rico		Non-U.S.
For the Years Ended December 31,	2012	2011	2012	2011
Projected benefit obligation – beginning of year	$290.0	$227.1	$235.1	$226.5
Service cost	11.4	11.4	15.0	16.8
Interest cost	13.3	13.0	6.1	7.3
Plan amendments	(17.1)	–	–	–
Employee contributions	–	–	17.5	15.9
Benefits paid	(7.0)	(4.5)	(21.3)	(36.7)
Settlement	(1.1)	–	–	–
Actuarial (gain) loss	24.8	43.0	6.9	0.4
Prior service cost	–	–	(3.7)	(1.6)
Expenses paid	–	–	(0.2)	(0.1)
Translation loss	–	–	4.0	6.6

Projected benefit obligation – end of year	$314.3	$290.0	$259.4	$235.1

Plan assets at fair market value – beginning of year	$275.1	$244.9	$205.1	$206.0
Actual return on plan assets	40.7	(2.1)	11.4	(2.5)
Employer contributions	54.2	36.8	15.5	16.0
Employee contributions	–	–	17.5	15.9
Benefits paid	(7.0)	(4.5)	(21.3)	(36.7)
Expenses paid	–	–	(0.2)	(0.1)
Translation gain	–	–	3.6	6.5

Plan assets at fair market value – end of year	$363.0	$275.1	$231.6	$205.1

Funded status	$48.7	$(14.9)	$(27.8)	$(30.0)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$61.9	$–	$7.5	$4.3
Short-term accrued benefit liability	(0.4)	(1.0)	–	–
Long-term accrued benefit liability	(12.8)	(13.9)	(35.3)	(34.3)

Net amount recognized	$48.7	$(14.9)	$(27.8)	$(30.0)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$(14.5)	$0.6	$(9.6)	$(6.7)
Unrecognized actuarial loss	136.9	140.4	35.9	45.5

Total amount recognized	$122.4	$141.0	$26.3	$38.8

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2013 (in millions):

	U.S. and Puerto Rico	Non-U.S.
Unrecognized prior service cost	$(2.6)	$(1.3)
Unrecognized actuarial loss	15.4	1.9

	$12.8	$0.6

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Non-U.S .
For the Years Ended December 31,	2012	2011	2010	2012	2011	2010
Discount rate	4.32%	5.05%	5.82%	2.15%	2.49%	2.82%
Rate of compensation increase	3.29%	3.81%	3.80%	2.75%	2.76%	2.61%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
As of December 31,	2012	2011	2012	2011
Projected benefit obligation	$29.3	$290.0	$233.1	$211.5
Plan assets at fair market value	16.0	275.1	197.7	177.3

Plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Non-U.S.
As of December 31,	2012	2011	2012	2011
Accumulated benefit obligation	$26.9	$22.4	$191.9	$190.4
Plan assets at fair market value	16.0	13.0	168.8	168.7

The accumulated benefit obligation for U.S. and Puerto Rico defined benefit retirement pension plans was $268.7 million and $241.3 million as of December 31, 2012 and 2011, respectively. The accumulated benefit obligation for non-U.S. defined benefit retirement plans was $244.9 million and $219.9 million as of December 31, 2012 and 2011, respectively.

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Non-U.S.
2013	$8.9	$16.2
2014	10.4	14.2
2015	11.4	16.3
2016	13.1	16.1
2017	14.6	16.4
2018-2022	96.5	109.7

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while mitigating risk. We have established target ranges of assets held by the plans of 45 to 50 percent for equity securities, 35 to 40 percent for debt securities and 5 to 15 percent in non-traditional investments. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. We regularly review the investments in the plans and we may rebalance them from time-to-time based upon the target asset allocation of the plans.

For the U.S. and Puerto Rico plans, we maintain an investment policy statement that guides the investment allocation in the plans. The investment policy statement describes the target asset allocation positions described above. We have a benefits committee to monitor compliance with and administer the investment policy statement and the plans’ assets and oversee the general investment strategy and objectives of the plans. The benefits committee generally meets quarterly to review performance and to ensure that the current investment allocation is within the parameters of the investment policy statement.

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.2	$3.2	$–	$–
Equity securities:
U.S. large-cap	60.3	–	60.3	–
U.S. small-cap	22.1	–	22.1	–
International	87.5	–	87.5	–
Real estate	29.5	–	29.5	–
Commodity-linked mutual funds	38.3	–	38.3	–
Intermediate fixed income securities	122.1	–	122.1	–

Total	$363.0	$3.2	$359.8	$–

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.4	$1.4	$–	$–
Equity securities:
U.S. large-cap	52.9	–	52.9	–
U.S. small-cap	17.4	–	17.4	–
International	50.0	–	50.0	–
Real estate	18.7	–	18.7	–
Commodity-linked mutual funds	25.0	–	25.0	–
Intermediate fixed income securities	109.7	–	109.7	–

Total	$275.1	$1.4	$273.7	$–

The fair value of our non-U.S. pension plan assets was as follows (in millions):

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.7	$12.7	$–	$–
Equity securities:
Energy	1.7	1.7	–	–
Materials	2.6	2.6	–	–
Industrials	4.1	4.1	–	–
Consumer discretionary	2.2	2.2	–	–
Consumer staples	3.0	3.0	–	–
Healthcare	4.9	4.9	–	–
Financials	7.3	7.3	–	–
Information technology	2.5	2.5	–	–
Telecommunication services	1.0	1.0	–	–
Utilities	1.6	1.6	–	–
Other	35.1	32.5	2.6	–
Fixed income securities:
Government bonds	44.9	–	44.9	–
Corporate bonds	37.9	–	37.9	–
Asset-backed securities	13.2	–	13.2	–
Other debt	1.0	–	1.0	–
Other types of investments:
Mortgage loans	5.4	–	5.4	–
Insurance contracts	5.9	–	5.9	–
Other investments	7.5	–	7.5	–
Real estate	37.1	–	–	37.1

Total	$231.6	$76.1	$118.4	$37.1

	As of December 31, 2011
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10.8	$10.8	$–	$–
Equity securities:
Energy	1.9	1.9	–	–
Materials	2.0	2.0	–	–
Industrials	3.7	3.7	–	–
Consumer discretionary	2.1	2.1	–	–
Consumer staples	4.0	4.0	–	–
Healthcare	6.0	6.0	–	–
Financials	5.8	5.8	–	–
Information technology	2.3	2.3	–	–
Telecommunication services	1.0	1.0	–	–
Utilities	1.6	1.6	–	–
Other	28.9	26.6	2.3	–
Fixed income securities:
Government bonds	42.5	–	42.5	–
Corporate bonds	35.5	–	35.5	–
Asset-backed securities	8.4	–	8.4	–
Other debt	1.1	–	1.1	–
Other types of investments:
Mortgage loans	5.2	–	5.2	–
Insurance contracts	5.5	–	5.5	–
Other investments	5.0	–	5.0	–
Real estate	31.8	–	–	31.8

Total	$205.1	$67.8	$105.5	$31.8

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2012 and 2011, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our non-U.S. pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2012
Beginning Balance	31.8
Gains on assets sold	0.2
Change in fair value of assets	0.9
Net purchases and sales	3.3
Translation gain	0.9

Ending Balance	$37.1

We expect that we will have no legally required minimum funding requirements in 2013 for the qualified U.S. and Puerto Rico defined benefit retirement plans. We expect to voluntarily contribute between $24 million and $42 million to these plans during 2013. Contributions to non-U.S. defined benefit plans are estimated to be approximately $16 million in 2013. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $26.5 million, $25.7 million and $24.4 million related to these plans for the years ended December 31, 2012, 2011 and 2010, respectively.

15.	INCOME TAXES

The components of earnings before income taxes consist of the following (in millions):

For the Years Ended December 31,	2012	2011	2010
United States operations	$409.9	$485.7	$382.4
Foreign operations	580.2	493.2	477.8

Total	$990.1	$978.9	$860.2

The provision for income taxes consists of (in millions):

Current:
Federal	$179.8	$148.4	$235.3
State	13.8	14.3	19.5
Foreign	108.4	75.9	81.0

	302.0	238.6	335.8

Deferred:
Federal	(58.8)	(2.6)	(54.9)
State	0.7	(0.9)	(2.0)
Foreign	(6.7)	(16.2)	(15.6)

	(64.8)	(19.7)	(72.5)

Provision for income taxes	$237.2	$218.9	$263.3

Income taxes paid during 2012, 2011 and 2010 were $227.6 million, $236.4 million and $330.6 million, respectively.

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2012	2011	2010
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.0	0.7	1.3
Tax impact of foreign operations, including foreign tax credits	(10.4)	(11.0)	(10.6)
Tax impact of significant non-recurring transactions	(3.5)	–	–
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.9)	(1.6)	(2.6)
R&D credit	–	(0.5)	(0.8)
Goodwill impairment	3.4	–	8.3
Other	0.4	(0.2)	–

Effective income tax rate	24.0%	22.4%	30.6%

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of deferred taxes consisted of the following (in millions):

As of December, 31	2012	2011
Deferred tax assets:
Inventory	$225.1	$218.5
Net operating loss carryover	26.8	23.5
Tax credit carryover	16.4	16.9
Capital loss carryover	4.0	4.0
Accrued liabilities	67.0	116.1
Share-based compensation	106.3	98.3
Unremitted earnings of foreign subsidiaries	172.3	103.9
Other	42.3	73.1

Total deferred tax assets	660.2	654.3
Less: Valuation allowances	(41.3)	(40.3)

Total deferred tax assets after valuation	618.9	614.0

Deferred tax liabilities:
Fixed assets	$(93.9)	$(111.6)
Intangible assets	(140.6)	(148.9)
Accrued liabilities	–	(1.0)
Other	(1.0)	–

Total deferred tax liabilities	(235.5)	(261.5)

Total net deferred tax assets	$383.4	$352.5

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2012, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $17.0 million and $14.6 million at December 31, 2012 and 2011, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2012, these tax credit carryovers generally expire within a period of 1 to 10 years. We have established valuation allowances for certain tax credit carryovers in the amount of $14.2 million and $15.3 million at December 31, 2012 and 2011, respectively. The capital loss carryover is also available to reduce future federal taxable earnings. However, the entire $4.0 million capital loss carryover is subject to a valuation allowance and expires in 4 years. The remaining valuation allowances of $6.1 million and $6.4 million at December 31, 2012 and 2011, respectively, relate primarily to potential capital losses.

At December 31, 2012, we had an aggregate of approximately $2,790 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax related to remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

For the Years Ended December 31,	2012	2011	2010
Balance at January 1	$158.4	$168.0	$150.4
Increases related to prior periods	118.7	11.4	23.1
Decreases related to prior periods	(8.9)	(49.0)	(6.1)
Increases related to current period	19.1	34.4	23.7
Decreases related to settlements with taxing authorities	(0.6)	(4.8)	(14.1)
Decreases related to lapse of statute of limitations	(1.2)	(1.6)	(9.0)

Balance at December 31	$285.5	$158.4	$168.0

Amounts impacting effective tax rate, if recognized balance at December 31	$159.0	$132.7	$112.2

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2012, we accrued interest and penalties of $23.2 million, and as of December 31, 2012, had recognized a liability for interest and penalties of $33.9 million. We decreased interest and penalties by $12.1 million during 2011, and as of December 31, 2011, had recognized a liability for interest and penalties of $10.7 million. During 2010, we decreased interest and penalties by $5.8 million, and as of December 31, 2010, had recognized a liability for interest and penalties of $22.8 million.

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

U.S. and Europe tax returns for years 2007 through 2009 are in various stages of review by the relevant tax authorities. During the fourth quarter of 2012, we received indication from taxing jurisdictions that our as-filed tax positions, with regard to profit allocations, are in dispute. Although in each case we believe we have followed applicable tax laws in establishing

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

our filed tax positions, this new information impacted our determination of unrecognized tax benefits resulting in an increase in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations, and cash flows for future periods.

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

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2008 onward), Canada (2006 onward), France (2010 onward), Germany (2009 onward), Ireland (2008 onward), Italy (2006 onward), Japan (2010 onward), Korea (2007 onward), Puerto Rico (2008 onward), Switzerland (2011 onward), and the United Kingdom (2011 onward).

16.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2012.

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

For the Years Ended December 31,	2012	2011	2010
Weighted average shares outstanding for basic net earnings per share	174.9	187.6	200.0
Effect of dilutive stock options and other equity awards	1.1	1.1	1.1

Weighted average shares outstanding for diluted net earnings per share	176.0	188.7	201.1

For the year ended December 31, 2012, an average of 11.9 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2011 and 2010, an average of 13.2 million and 13.7 million options, respectively, were not included.

During 2012, we repurchased 7.7 million shares of our common stock at an average price of $63.39 per share for a total cash outlay of $485.6 million, including commissions. As of December 31, 2012, $1,014.6 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

17.	SEGMENT DATA

We design, develop, manufacture and market orthopaedic reconstructive implants, biologics, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. We manage operations through three major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to share-based payment expense, inventory step-up and other certain inventory charges, “Certain claims,” goodwill impairment, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and intangible asset amortization resulting from business combination accounting. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	Europe	Asia Pacific	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2012
Net sales	$2,476.3	$1,177.4	$818.0	$–	$4,471.7
Depreciation and amortization	73.7	73.6	36.3	179.5	363.1
Segment operating profit	1,256.3	369.1	311.1	(562.9)	1,373.6
Share-based payment expense					(55.0)
Inventory step-up and other inventory charges					(4.8)
Certain claims					(15.0)
Goodwill impairment					(96.0)
Special items					(155.4)

Operating profit					1,047.4
Long-lived assets	776.0	326.1	108.6	–	1,210.7
Total assets	2,690.6	2,308.0	578.3	3,435.5	9,012.4
Additions to instruments	–	14.0	7.1	127.8	148.9
Additions to other property, plant and equipment	0.7	21.9	6.4	85.7	114.7

As of and for the Year Ended December 31, 2011
Net sales	$2,440.8	$1,214.5	$796.5	$–	$4,451.8
Depreciation and amortization	81.0	74.9	36.3	167.7	359.9
Segment operating profit	1,220.4	411.5	290.6	(593.5)	1,329.0
Share-based payment expense					(60.5)
Inventory step-up					(11.4)
Certain claims					(157.8)
Special items					(75.2)

Operating profit					1,024.1
Long-lived assets	769.0	330.6	107.7	–	1,207.3
Total assets	2,571.6	2,345.5	602.4	2,995.8	8,515.3
Additions to instruments	–	15.2	7.7	132.5	155.4
Additions to other property, plant and equipment	1.3	23.8	4.7	84.0	113.8

As of and for the Year Ended December 31, 2010
Net sales	$2,431.6	$1,099.5	$689.1	$–	$4,220.2
Depreciation and amortization	78.1	70.5	30.0	161.6	340.2
Segment operating profit	1,214.6	398.0	259.9	(578.7)	1,293.8
Share-based payment expense					(62.0)
Inventory step-up					(1.4)
Certain claims					(75.0)
Goodwill impairment					(204.0)
Special items					(34.7)

Operating profit					916.7
Long-lived assets	841.5	281.7	90.6	–	1,213.8
Total assets	2,578.0	2,210.8	561.4	2,649.7	7,999.9
Additions to instruments	–	22.9	5.2	164.4	192.5
Additions to other property, plant and equipment	0.3	16.9	7.6	54.4	79.2

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The Americas long-lived tangible assets are located primarily in the U.S. $226.1 million of Europe long-lived tangible assets as of December 31, 2012 are located in Switzerland.

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

U.S. sales were $2,280.7 million, $2,263.7 million and $2,277.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

For the Years Ended December 31,	2012	2011	2010
Reconstructive
Knees	$1,814.8	$1,825.1	$1,789.9
Hips	1,342.0	1,355.6	1,262.3
Extremities	173.8	163.4	150.1

	3,330.6	3,344.1	3,202.3
Dental	237.7	248.1	219.0
Trauma	307.9	285.8	245.5
Spine	208.9	225.0	234.4
Surgical and other	386.6	348.8	319.0

Total	$4,471.7	$4,451.8	$4,220.2

18.	LEASES

Total rent expense for the years ended December 31, 2012, 2011 and 2010 aggregated $46.3 million, $47.0 million and $46.2 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2012 were (in millions):

For the Years Ending December 31,
2013	$45.9
2014	33.1
2015	26.4
2016	21.3
2017	18.2
Thereafter	47.1
19.	COMMITMENTS AND CONTINGENCIES

Product Liability-Related Claims

We are subject to product liability claims arising in the ordinary course of our business. We establish standard accruals for product liability claims in conjunction with outside counsel based on current information and historical settlement information for open claims, related legal fees and claims incurred but not reported. These standard product liability accruals are recognized in selling, general and administrative expense. We may also establish provisions for certain product liability claims outside of the standard accruals that are recorded separately on our statement of earnings, such as the provision for claims related to the Durom Cup discussed below. We maintain insurance, subject to self-insured retention requirements, for losses from these and other claims.

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

For the Years Ended December 31,	2012	2011	2010	2009	2008	Total
Certain claims	$15.0	$157.8	$75.0	$35.0	$69.0	$351.8
Selling, general and administrative	–	4.2	15.4	24.6	7.2	51.4

Total	$15.0	$162.0	$90.4	$59.6	$76.2	$403.2

As noted above, we maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. Based upon our most recent estimates for liabilities associated with the Durom

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Cup, as detailed above, we believe we may exhaust our self-insured retention under our insurance program. In this event, we would have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and therefore we believe it is highly probable that we would recover some amount from our insurance carriers if our ultimate losses exceed our self-insured retention. Accordingly, we have recognized a $98.0 million receivable in “other assets” on our consolidated balance sheet that reduced “Certain claims” expense for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate, as of December 31, 2012, of the remaining liability for all Durom Cup-related claims is $260.8 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $210.8 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

Our understanding of clinical outcomes with the Durom Cup and other large diameter hip cups continues to evolve. We rely on significant estimates in determining the provisions for Durom Cup-related claims, including the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims that we receive and the amount we pay per claim may differ from our estimates. Since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and

posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. A ruling has not yet been issued. We do not believe the facts and evidence support the jury’s verdict. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain and could result in a loss of up to $20 million in excess of the amount accrued.

Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of December 31, 2012, discovery in these lawsuits was underway and no trial dates had been set. We expect initial bellwether trials to commence sometime in mid-to-late 2014. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we intend to vigorously defend these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We intend to defend ourselves vigorously against these claims. These matters are in varying stages of dispute resolution processes. In the twelve month period ended December 31, 2012, we accrued losses related to one of these matters. With respect to the other matters, we cannot reasonably estimate the possible loss, if any, we may incur. An adverse result in any of these matters could have an adverse effect on our results of operations in any particular period.

On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus wound debridement products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. Final judgment has not yet been entered. We intend to file a number of post-trial motions challenging the verdict. Following the trial court’s rulings on these post-trial motions and entry of final judgment, we intend to timely appeal the unfavorable verdict. We have not accrued an estimated loss related to this matter in our consolidated

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

statement of earnings for the year ended December 31, 2012, because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $70.0 million that could have a material adverse effect on our results of operations in any particular period.

Putative Class Action Closure

On November 20, 2008, a complaint was filed in the U.S. District Court for the Northern District of Indiana, Dewald v. Zimmer Holdings, Inc., et al., naming us and certain of our current and former directors and employees as defendants. The complaint related to a putative class action on behalf of all persons who were participants in or beneficiaries of our U.S. or Puerto Rico Savings and Investment Programs (plans) between October 5, 2007 and the date of filing and whose accounts included investments in our common stock. The complaint alleged, among other things, that the defendants breached their fiduciary duties in violation of the Employee Retirement Income Security Act of 1974, as amended, by continuing to offer Zimmer stock as an investment option in the plans when the stock purportedly was no longer a prudent investment and that defendants failed to provide plan participants with complete and accurate information sufficient to advise them of the risks of investing their retirement savings in Zimmer stock. The plaintiff sought an unspecified monetary payment to the plans, injunctive and equitable relief, attorneys’ fees, costs and other relief. On January 23, 2009, the plaintiff filed an amended complaint that alleged the same claims and clarified that the class period was October 5, 2007 through September 2, 2008. The defendants filed a motion to dismiss the amended complaint on March 23, 2009. On June 12, 2009, the U.S. Judicial Panel on Multidistrict Litigation entered an order transferring the Dewald case to the U.S. District Court for the Southern District of Indiana. On December 23, 2011, the Court granted the defendants’ motion to dismiss the amended complaint. On January 20, 2012, the plaintiff filed a motion for leave to file a second amended complaint. On November 16, 2012, the Court denied the plaintiff’s motion for leave to amend the amended complaint and dismissed the case with prejudice. The plaintiff’s deadline to challenge the Court’s decision has passed. The case is now closed and we will not be reporting the status of this matter in the future.

Government Investigation Closure

In September 2007, the Staff of the U.S. Securities and Exchange Commission (SEC) informed us that it was conducting an investigation regarding potential violations of the Foreign Corrupt Practices Act (FCPA) in the sale of medical devices in a number of foreign countries by companies in the medical device industry. In November 2007, we received a letter from the U.S. Department of Justice (DOJ) requesting that any information provided to the SEC also be provided to the DOJ on a voluntary basis. In the first quarter of 2011, we received a subpoena from the SEC seeking documents and other records pertaining to our business activities in substantially all countries in the Asia Pacific region where we operate. We produced documents responsive to the subpoena and reported to the government concerning the results of our own reviews regarding FCPA compliance. During a meeting in December 2012, representatives from the agencies informed us that the SEC and the DOJ planned to close their investigation without pursuing any enforcement action against us. The DOJ and SEC formally notified us through letters of declination dated December 19, 2012 and February 1, 2013, respectively, that the agencies have closed their inquiries into this matter. While we are pleased with the government’s declination decision in this matter, we are committed to continuing to enhance our global anti-corruption compliance program.

Regulatory Matter

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2012 Quarter Ended				2011 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,140.7	$1,125.0	$1,025.5	$1,180.5	$1,115.6	$1,137.4	$1,031.5	$1,167.3
Gross profit	852.0	843.1	769.8	881.6	836.6	849.5	779.6	864.1
Net earnings of Zimmer Holdings, Inc.	209.6	214.5	178.1	152.8	208.9	203.8	191.5	156.6
Earnings per common share
Basic	1.18	1.22	1.02	0.88	1.08	1.06	1.02	0.88
Diluted	1.17	1.22	1.02	0.88	1.08	1.06	1.01	0.87

The quarter ending December 31, 2012 includes a $96.0 million goodwill impairment charge.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

During 2012, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed in multiple countries throughout Europe and in the U.S. We also continued

centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing operational excellence initiatives, and we plan to finalize transitioning work to the service provider and the centralized finance departments during 2013.

Also in 2012, we implemented and tested new software to consolidate our worldwide financial information. We will start to use this software for our consolidated financial statements starting in the first quarter of 2013. This software implementation is part of our operational excellence initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2012, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our Directors is incorporated by reference from the section entitled “Proposal No. 1: Election of Directors” in our definitive Proxy Statement for the annual meeting of stockholders to be held on May 7, 2013 (the “2013 Proxy Statement”). Information about our Audit Committee is incorporated by reference from the section entitled “Committees of the Board” in our 2013 Proxy Statement. Information regarding the procedures by which stockholders may recommend nominees to the Board of Directors is incorporated by reference from the section entitled “Corporate Governance – Nominations for Directors” in our 2013 Proxy Statement. Information regarding our executive officers is set forth in Item 1 of Part I of this report under the caption “Executive Officers.” Information about compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement.

We have adopted the Zimmer Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization senior employees. The finance code of ethics is publicly available in the Investor Relations section of our website, which may be accessed from our homepage at www.zimmer.com or directly at http://investor.zimmer.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of that amendment in the Investor Relations section of our website.

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference from the sections entitled “Committees of the Board”, “Compensation of Directors” and “Executive Compensation” in our 2013 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in our 2013 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from the sections entitled “Corporate Governance – Certain Relationships and Related Person Transactions” and “Corporate Governance – Director Independence” in our 2013 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from the sections entitled “Audit and Non-Audit Fees” and “Audit Committee Pre-Approval of Services of Independent Registered Public Accounting Firm” in “Proposal No. 3” of our 2013 Proxy Statement.

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/S/ DAVID C. DVORAK
David C. Dvorak
President and Chief Executive Officer

Dated: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. DVORAK David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ JAMES T. CRINES James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 27, 2013

/s/ DEREK M. DAVIS Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director	February 27, 2013

/s/ BETSY J. BERNARD Betsy J. Bernard	Director	February 27, 2013

/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	February 27, 2013

/s/ MARC N. CASPER Marc N. Casper	Director	February 27, 2013

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 27, 2013

/s/ ROBERT A. HAGEMANN Robert A. Hagemann	Director	February 27, 2013

/s/ ARTHUR J. HIGGINS Arthur J. Higgins	Director	February 27, 2013

/s/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	February 27, 2013

/s/ CECIL B. PICKETT, PH.D. Cecil B. Pickett, Ph.D.	Director	February 27, 2013

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2	Restated By-Laws of Zimmer Holdings, Inc. effective May 8, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 14, 2012)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
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

4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 1.400% Note due 2014 (incorporated by reference to Exhibit 4.6 above)
4.8	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 20, 2008)
10.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.7*	Form of Change in Control Severance Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 8, 2002)
10.8*	Form of Change in Control Severance Agreement with James T. Crines (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.9*	Form of Change in Control Severance Agreement with Jeffery A. McCaulley and Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.10*	Form of Change in Control Severance Agreement with Jeffrey B. Paulsen and Joseph A. Cucolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)
10.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.12*	Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
10.16*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Bruno A. Melzi (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.18*	Agreement by and between Bruno A. Melzi, Zimmer S.r.l. and Zimmer, Inc. dated December 12, 2012
10.19*	Agreement by Private Deed between Zimmer S.r.l. and Bruno A. Melzi dated December 12, 2012
10.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.21*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10.22*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.23*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.24*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.25*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.26*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.27*	Form of Restricted Stock Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (five-year vesting) (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.28*	Form of Performance-Based Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 17, 2009)
10.29*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.30*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.31*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.32*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.33*	Form of Performance-Based Restricted Stock Unit Award Letter (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.34*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.35*	Form of Restricted Stock Unit Award Letter (five-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.36*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 27, 2012)
10.37*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.38	$1,350,000,000 Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2012)
10.39	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.40	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

ZIMMER HOLDINGS, INC.	2012 FORM 10-K ANNUAL REPORT

Schedule II

Valuation and Qualifying Accounts

						(in millions)
Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2010	18.8	(1.0)	(3.1)	(0.6)	0.3	14.4
Year Ended December 31, 2011	14.4	4.5	(1.7)	–	–	17.2
Year Ended December 31, 2012	17.2	7.1	(1.8)	–	0.3	22.8