Form 10-Q
period 2013-03-31
ZIMMER HOLDINGS INC
filed 2013-05-08
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013,168,363,805 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2013

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2013	2012
Net Sales	$1,138.9	$1,140.7
Cost of products sold	292.9	288.7

Gross Profit	846.0	852.0

Research and development	53.5	59.6
Selling, general and administrative	460.8	463.3
Special items (Note 2)	33.5	33.5

Operating expenses	547.8	556.4

Operating Profit	298.2	295.6
Interest income	3.7	3.1
Interest expense	(18.2)	(17.6)

Earnings before income taxes	283.7	281.1
Provision for income taxes	65.7	72.2

Net earnings	218.0	208.9
Less: Net loss attributable to noncontrolling interest	(0.6)	(0.7)

Net Earnings of Zimmer Holdings, Inc.	$218.6	$209.6

Earnings Per Common Share
Basic	$1.30	$1.18
Diluted	$1.28	$1.17
Weighted Average Common Shares Outstanding
Basic	168.7	177.4
Diluted	170.7	178.5
Cash Dividends Declared Per Common Share	$0.20	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2013	2012
Net earnings	$218.0	$208.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(65.0)	28.1
Unrealized cash flow hedge gains, net of tax	29.2	4.1
Reclassification adjustments on foreign currency hedges, net of tax	3.9	0.9
Unrealized gains/(losses) on securities, net of tax	(0.1)	0.2
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	4.2	22.9

Total Other Comprehensive Gain/(Loss)	(27.8)	56.2

Comprehensive Income	190.2	265.1
Comprehensive loss attributable to the noncontrolling interest	(0.6)	(0.7)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$190.8	$265.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$657.0	$884.3
Short-term investments	544.2	671.6
Accounts receivable, less allowance for doubtful accounts	912.5	884.6
Inventories	1,039.1	995.3
Prepaid expenses and other current assets	100.8	76.3
Deferred income taxes	210.4	196.6

Total Current Assets	3,464.0	3,708.7
Property, plant and equipment, net	1,219.5	1,210.7
Goodwill	2,534.8	2,571.8
Intangible assets, net	722.7	740.7
Other assets	803.6	780.5

Total Assets	$8,744.6	$9,012.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$174.3	$184.1
Income taxes	41.4	22.8
Short-term debt	—	100.1
Other current liabilities	547.6	559.0

Total Current Liabilities	763.3	866.0
Other long-term liabilities	566.1	559.3
Long-term debt	1,702.8	1,720.8

Total Liabilities	3,032.2	3,146.1

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 258.4 million shares issued in 2013 (257.1 million in 2012)	2.6	2.6
Paid-in capital	3,582.0	3,500.6
Retained earnings	7,271.0	7,085.9
Accumulated other comprehensive income	316.1	343.9
Treasury stock, 90.8 million shares in 2013 (85.5 million shares in 2012)	(5,464.1)	(5,072.1)

Total Zimmer Holdings, Inc. stockholders’ equity	5,707.6	5,860.9
Noncontrolling interest	4.8	5.4

Total Stockholders’ Equity	5,712.4	5,866.3

Total Liabilities and Stockholders’ Equity	$8,744.6	$9,012.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$218.0	$208.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	85.1	96.8
Share-based compensation	14.0	12.8
Income tax benefit from stock option exercises	13.6	6.2
Excess income tax benefit from stock option exercises	(3.5)	(1.2)
Inventory step-up	0.8	1.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	17.6	47.8
Receivables	(44.2)	(54.2)
Inventories	(59.7)	(6.0)
Accounts payable and accrued expenses	(31.3)	(29.9)
Other assets and liabilities	(29.9)	(74.8)

Net cash provided by operating activities	180.5	207.4

Cash flows provided by (used in) investing activities:
Additions to instruments	(57.5)	(28.8)
Additions to other property, plant and equipment	(17.9)	(19.5)
Purchases of investments	(94.8)	(255.6)
Sales of investments	232.0	174.6
Investments in other assets	(8.8)	(34.9)

Net cash provided by (used in) investing activities	53.0	(164.2)

Cash flows provided by (used in) financing activities:
Net (payments) proceeds under revolving credit facilities	(100.1)	1.0
Dividends paid to stockholders	(30.9)	—
Proceeds from employee stock compensation plans	67.0	10.3
Excess income tax benefit from stock option exercises	3.5	1.2
Repurchase of common stock	(392.0)	(141.6)

Net cash used in financing activities	(452.5)	(129.1)

Effect of exchange rates on cash and cash equivalents	(8.3)	(8.4)

Decrease in cash and cash equivalents	(227.3)	(94.3)
Cash and cash equivalents, beginning of year	884.3	768.3

Cash and cash equivalents, end of period	$657.0	$674.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on March 25, 2013 and 2012. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of December 26 through March 25 or the period of January 1 to March 25.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2012 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Special Items — We recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting and professional fees and asset impairment charges connected with global restructurings and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended March 31,
	2013	2012
Impairment/loss on disposal of assets	$0.3	$0.4
Consulting and professional fees	26.9	18.3
Employee severance and retention	(0.3)	3.4
Dedicated project personnel	5.4	3.3
Relocated facilities	1.3	—
Certain litigation matters	(3.8)	6.4
Contract terminations	0.5	1.5
Contingent consideration adjustments	0.3	(0.8)
Accelerated software amortization	1.5	—
Other	1.4	1.0

Special items	$33.5	$33.5

In the first quarter of 2012, we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. Approximately 140 positions were affected by these actions.

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

Medical Device Excise Tax — As part of The Patient Protection and Affordable Care Act, in January 2013 we began paying a 2.3 percent medical device excise tax on a majority of our U.S sales. The excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. We distribute a majority of our musculoskeletal products through an affiliated distribution entity. Under GAAP, excise taxes incurred to get inventory to its current location can be included in the cost of the inventory. Accordingly, we capitalize this excise tax as a part of inventory and recognize it as a cost of product sold when the inventory upon which the excise tax was assessed is sold to a third party on a first-in-first-out basis. Therefore, in the three month period ended March 31, 2013, the amount of medical device excise tax recognized in our condensed consolidated statement of earnings was not material.

Recent Accounting Pronouncements — Effective January 1, 2013, we adopted the Financial Accounting Standard Board’s Accounting Standard Updates (ASUs) requiring reporting of amounts reclassified out of accumulated other comprehensive income (OCI) and balance sheet offsetting between derivative assets and liabilities. These ASUs only change financial statement disclosure requirements and therefore do not impact our financial position, results of operations or cash flows. See Note 8 for disclosures relating to OCI. See Note 10 for disclosures relating to balance sheet offsetting.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	March 31, 2013	December 31, 2012
	(in millions)
Finished goods	$827.2	$786.3
Work in progress	63.7	52.3
Raw materials	148.2	156.7

Inventories	$1,039.1	$995.3

4.	Property, Plant and Equipment

	March 31, 2013	December 31, 2012
	(in millions)
Land	$21.7	$22.1
Buildings and equipment	1,227.6	1,232.8
Capitalized software costs	246.8	241.8
Instruments	1,605.8	1,579.8
Construction in progress	123.3	117.8

	3,225.2	3,194.3
Accumulated depreciation	(2,005.7)	(1,983.6)

Property, plant and equipment, net	$1,219.5	$1,210.7

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of March 31, 2013
Corporate debt securities	$401.5	$0.3	$(0.2)	$401.6
U.S. government and agency debt securities	263.8	0.1	—	263.9
Foreign government debt securities	5.0	—	—	5.0
Commercial paper	16.0	—	—	16.0
Certificates of deposit	89.2	0.1	—	89.3

Total short and long-term investments	$775.5	$0.5	$(0.2)	$775.8

As of December 31, 2012
Corporate debt securities	$383.6	$0.3	$(0.1)	$383.8
U.S. government and agency debt securities	295.8	0.1	—	295.9
Foreign government debt securities	5.0	—	—	5.0
Commercial paper	138.7	—	—	138.7
Certificates of deposit	92.2	0.1	—	92.3

Total short and long-term investments	$915.3	$0.5	$(0.1)	$915.7

Unrealized gains and losses on these investments are recorded in OCI in our condensed consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for all available-for-sale securities in an unrealized loss position deemed to be temporary (in millions):

	March 31, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$154.0	$(0.2)	$144.2	$(0.1)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 83 securities were in an unrealized loss position as of March 31, 2013.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields resulting from adverse conditions in the global credit markets. We believe the unrealized losses associated with our available-for-sale securities as of March 31, 2013 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$543.9	$544.2
Due after one year through two years	231.6	231.6

Total	$775.5	$775.8

6.	Other Current Liabilities

	March 31, 2013	December 31, 2012
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$62.7	$118.8
Accrued liabilities	484.9	440.2

Total other current liabilities	$547.6	$559.0

7.	Debt

Our debt consisted of the following (in millions):

	March 31, 2013	December 31, 2012
Short-term debt
Senior Credit Facility	$—	$100.0
Other short-term debt	—	0.1

Total short-term debt	$—	$100.1

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	123.9	138.6
Debt discount	(1.7)	(1.7)
Adjustment related to interest rate swaps	30.6	33.9

Total long-term debt	$1,702.8	$1,720.8

The estimated fair value of our Senior Notes as of March 31, 2013, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,730.5 million. The estimated fair value of the Term Loan as of March 31, 2013, based upon publicly available market yield curves and the terms of the debt (Level 2), was $123.5 million.

8.	Accumulated Other Comprehensive Income

OCI refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss in a security is considered to be other-than-temporary. We typically hold our available-for-sale securities until maturity and are able to realize their amortized cost and therefore we do not have reclassification adjustments to net earnings on these securities. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and therefore the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 12 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2012	$445.5	$4.1	$0.4	$(106.1)
OCI before reclassifications	(65.0)	29.2	(0.1)	—
Reclassifications	—	3.9	—	4.2

Balance March 31, 2013	$380.5	$37.2	$0.3	$(101.9)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain /(Loss) Reclassified from OCI
	Three Months Ended March 31,		Location on Statement of Earnings
Component of OCI	2013	2012
Cash flow hedges
Foreign exchange forward contracts	$(5.4)	$(4.1)	Cost of products sold
Foreign exchange options	(0.1)	—	Cost of products sold
Cross-currency interest rate swaps	—	0.2	Interest expense

	(5.5)	(3.9)	Total before tax
	(1.6)	(3.0)	Provision for income taxes

	$(3.9)	$(0.9)	Net of tax

Defined benefit plans
Prior service cost	$1.0	$0.2	*
Unrecognized actuarial loss	(4.7)	(3.4)	*

	(3.7)	(3.2)	Total before tax
	0.5	(1.2)	Provision for income taxes

	$(4.2)	$(2.0)	Net of tax

Total reclassifications	$(8.1)	$(2.9)	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(65.0)	$—	$(65.0)	$28.1	$—	$28.1
Unrealized cash flow hedge gains	44.8	15.6	29.2	8.0	3.9	4.1
Reclassification adjustments on foreign currency hedges	5.5	1.6	3.9	3.9	3.0	0.9
Unrealized gains on securities	(0.1)	—	(0.1)	0.2	—	0.2
Adjustments to prior service cost and unrecognized actuarial assumptions	3.7	(0.5)	4.2	40.9	18.0	22.9

Total Other Comprehensive Gain/(Loss)	$(11.1)	$16.7	$(27.8)	$81.1	$24.9	$56.2

9.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$401.6	$—	$401.6	$—
U.S. government and agency debt securities	263.9	—	263.9	—
Foreign government debt securities	5.0	—	5.0	—
Commercial paper	16.0	—	16.0	—
Certificates of deposit	89.3	—	89.3	—

Total available-for-sale securities	775.8	—	775.8	—
Derivatives, current and long-term
Foreign currency forward contracts and options	61.7	—	61.7	—
Interest rate swaps	30.6	—	30.6	—

	$868.1	$—	$868.1	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$3.4	$—	$3.4	$—

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$383.8	$—	$383.8	$—
U.S. government and agency debt securities	295.9	—	295.9	—
Foreign government debt securities	5.0	—	5.0	—
Commercial paper	138.7	—	138.7	—
Certificates of deposit	92.3	—	92.3	—

Total available-for-sale securities	915.7	—	915.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	28.4	—	28.4	—
Interest rate swaps	33.9	—	33.9	—

	$978.0	—	$978.0	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$10.8	$—	$10.8	$—

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

We have multiple nine-year fixed-to-variable interest rate swap agreements with a total notional amount of $250 million. These interest rate swap agreements were designated as fair value hedges of the fixed interest rate obligation of our Senior Notes due 2019. We receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points on these interest rate swap agreements.

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

For forward contracts and options outstanding at March 31, 2013, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from April 2013 through September 2015. As of March 31, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,475.0 million. As of March 31, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $307.5 million.

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

Foreign Currency Exchange and Interest Rate Risk

Derivatives Designated as Cash Flow Hedges

In previous years, we entered into cross-currency interest rate swap agreements that matured in the first quarter of 2012. We designated these swaps as cash flow hedges of the foreign currency exchange and interest rate risks. We have not entered into any other similar swap agreements since the first quarter of 2012.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Loss on Instrument		Gain on Hedged Item
		Three Months Ended March 31,		Three Months Ended March 31,
Derivative Instrument		2013	2012	2013	2012
Interest rate swaps	Interest expense	$(3.3)	$(3.2)	$3.3	$3.2

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2013 and 2012.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain /(Loss) Recognized in OCI			Amount of Gain /(Loss) Reclassified from OCI
	Three Months Ended March 31,		Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument	2013	2012		2013	2012
Foreign exchange forward contracts	$45.3	$8.0	Cost of products sold	$(5.4)	$(4.1)
Foreign exchange options	(0.5)	—	Cost of products sold	(0.1)	—
Cross-currency interest rate swaps	—	—	Interest expense	—	0.2

	$44.8	$8.0		$(5.5)	$(3.9)

The net amount recognized in earnings during the three month periods ended March 31, 2013 and 2012 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2013, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $55.3 million, or $37.2 million after taxes, which is deferred in OCI. Of the net unrealized gain, $22.9 million, or $16.0 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gain / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument		2013	2012
Foreign exchange forward contracts	Cost of products sold	$7.9	$(1.9)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2013 and December 31, 2012, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction instead of settling each derivative instrument separately. We have master netting agreements with almost all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$53.0	Other current assets	$29.7
Foreign exchange options	Other current assets	0.1	Other current assets	0.6
Foreign exchange forward contracts	Other assets	30.8	Other assets	19.8
Interest rate swaps	Other assets	30.6	Other assets	33.9

Total asset derivatives		$114.5		$84.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$17.8	Other current liabilities	$20.2
Foreign exchange forward contracts	Other long-term liabilities	7.8	Other long-term liabilities	12.3

Total liability derivatives		$25.6		$32.5

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2013			As of December 31, 2012
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$53.1	$15.1	$38.0	$30.3	$15.2	$15.1
Cash flow hedges	Other assets	30.8	7.1	23.7	19.8	6.5	13.3
Liability Derivatives
Cash flow hedges	Other current liabilities	17.8	15.1	2.7	20.2	15.2	5.0
Cash flow hedges	Other long-term liabilities	7.8	7.1	0.7	12.3	6.5	5.8

11.	Income Taxes

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

U.S. and Europe tax returns for years 2007 through 2009 are in various stages of review by the relevant tax authorities. During the fourth quarter of 2012, we received indication from taxing jurisdictions that our as-filed tax positions, with regard to profit allocations, are in dispute. Although in each case we believe we have followed applicable tax laws in establishing our filed tax positions, this new information impacted our determination of unrecognized tax benefits resulting in an increase in both the net amount of tax liability for unrecognized tax benefits and income tax expense. The ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations, and cash flows for future periods.

In the three month period ended March 31, 2013, our effective tax rate was 23.1 percent. Our effective tax rate was lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates. Our 2013 first quarter tax rate also reflects the retroactive extension of the R&D tax credit and other tax benefits resulting from enactment of legislation in the U.S. that became effective in January 2013. Due to the timing of the laws’ enactment, the 2012 tax year benefits were recognized in the first quarter of 2013 for financial reporting purposes.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Service cost	$7.1	$6.8
Interest cost	4.7	5.0
Expected return on plan assets	(8.9)	(8.3)
Amortization of prior service cost	(1.0)	(0.2)
Amortization of unrecognized actuarial loss	4.7	3.4

Net periodic pension expense	$6.6	$6.7

We contributed $20.0 million during the three month period ended March 31, 2013 to our U.S. and Puerto Rico defined benefit plans and expect to contribute an additional $15.0 million to these plans during the remainder of 2013. We contributed $3.9 million to our foreign-based defined benefit plans in the three month period ended March 31, 2013 and expect to contribute $11.7 million to these foreign-based plans during the remainder of 2013.

In March 2012, we amended our U.S. defined benefit pension plan which led us to remeasure our plan assets and obligations. Accordingly, the resulting remeasurement was reflected in our condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income.

13.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2013	2012
Weighted average shares outstanding for basic net earnings per share	168.7	177.4
Effect of dilutive stock options and other equity awards	2.0	1.1

Weighted average shares outstanding for diluted net earnings per share	170.7	178.5

During the three month period ended March 31, 2013, an average of 6.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three month period ended March 31, 2012, an average of 12.3 million options were not included in the computation.

In the three month period ended March 31, 2013, we repurchased 5.4 million shares of our common stock at an average price of $73.18 per share for a total cash outlay of $392.0 million, including commissions. As of March 31, 2013, $622.7 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

14.	Segment Information

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
Americas	$634.7	$634.4	$320.9	$320.8
Europe	307.5	300.8	87.9	94.7
Asia Pacific	196.7	205.5	75.6	77.7

Total	$1,138.9	$1,140.7

Share-based compensation			(14.0)	(12.8)
Inventory step-up and other inventory charges			(2.2)	(1.0)
Special items			(33.5)	(33.5)
Global operations and corporate functions			(136.5)	(150.3)

Operating profit			$298.2	$295.6

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012, these products were included in the Surgical and other product category. Net sales in the three month period ended March 31, 2012 related to these products have been reclassified to conform to the 2013 presentation. Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2013	2012
Reconstructive
Knees	$471.0	$474.6
Hips	330.8	344.5
Extremities	47.8	44.8

	849.6	863.9
Dental	59.7	60.2
Trauma	82.0	75.5
Spine	47.7	53.2
Surgical and other	99.9	87.9

Total	$1,138.9	$1,140.7

15.	Commitments and Contingencies

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

Since 2008, we have accrued estimated losses of $403.2 million for Durom Cup-related claims. With respect to the period covered by this report, our estimate of our total liability for these claims as of March 31, 2013 remains consistent with our prior estimate, and, accordingly, we did not record any expense during the three month period ended March 31, 2013. With respect to the same prior year period, we also did not record any expense for Durom Cup-related claims.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, the Poletts filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-

Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, Plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. Plaintiffs’ motion for re-argument is pending before the court. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of March, 31, 2013, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Royalty arrangements: We are involved in certain ongoing contractual and other disputes pertaining to certain royalty arrangements. We are defending ourselves vigorously against these claims. These matters are in varying stages of dispute resolution processes. We accrued losses related to one of these matters in the year ended December 31, 2012. Our estimate of our total liability for this matter as of March 31, 2013 remains consistent with our prior estimate, and, accordingly, we did not record any expense during the three month period ended March 31, 2013. With respect to the other matters, we cannot reasonably estimate the possible loss, if any, we may incur or predict the likely outcome of the matters. An adverse result in any of these matters could have an adverse effect on our results of operations in any particular period.

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus wound debridement products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. Final judgment has not yet been entered. We are currently preparing post-trial motions challenging the verdict. Following the trial court’s rulings on these post-trial motions and entry of final judgment, we intend to appeal the unfavorable verdict. We have not accrued an estimated loss related to this matter in our consolidated statement of earnings for the quarter ended March 31, 2013 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the jury’s verdict, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $70.0 million that could have a material adverse effect on our results of operations.

Regulatory Matter

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA. As of March 31, 2013, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the Quality System regulation deviations are reasonably related will not be approved until the violations have been corrected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2012 condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

Executive Level Overview

First Quarter 2013 Results

Our results for the first quarter of 2013 were in line with our expectations. Sales growth was essentially flat compared to the same prior year period, as expected, due to modest growth from increased volume and changes in the mix of product sales, offset by continued pricing pressure and unfavorable foreign currency exchange rates. We believe the global market for our musculoskeletal products was stable, considering there were two fewer billing days in most of our key markets in the first quarter of 2013 compared to the same prior year period.

We were able to achieve leveraged earnings and diluted earnings per share growth through lower operating expenses, a favorable effective tax rate (ETR), and repurchases of our common stock. Operating expenses were lower as certain significant research and development (R&D) projects, such as our PersonaTM, The Personalized Knee System, were completed in 2012. Additionally, we experienced lower legal expenses and savings from our operational excellence initiatives. Our ETR benefited from U.S. tax law changes that were implemented in January 2013, but will be effective for our 2012 tax returns. Under GAAP, the 2012 tax benefits were recognized in the first quarter of 2013.

2013 Outlook

We estimate our net sales will grow between 1 and 3 percent in 2013. This assumes the market for knee and hip procedures will remain stable and grow in low single digits. We expect pricing to have a negative effect on sales growth of approximately 2 percent, and foreign currency exchange rates to have a negative effect on sales growth of approximately 1.5 percent based upon March 31, 2013 rates.

Assuming currency rates remain at March 31, 2013 levels, we expect our gross margin to be between 74.8 and 75.3 percent of sales in 2013, which includes inventory step-up and other inventory charges related to acquisitions and operational excellence initiatives. This range assumes that foreign currency hedge losses will be lower in 2013 than in 2012. The range also takes into consideration the impact of the new 2.3 percent medical device excise tax on a majority of our U.S. sales. While we started paying the excise tax in January 2013, it will not significantly increase our cost of products sold expense in our consolidated statement of earnings until later in the year. Once our cost of products sold starts reflecting this excise tax, we estimate the cost to be $10 million to $15 million on a quarterly basis.

We do not expect to be able to offset the full impact of the U.S. medical device excise tax on net earnings through higher pricing on our products or through higher sales volumes resulting from the expansion of health insurance coverage. However, we do expect to offset the tax with cost savings from our operational excellence initiatives.

We expect to continue making investments in R&D of approximately 5 percent of sales in 2013. Selling, general and administrative (SG&A) expenses as a percent of sales is expected to be between 39.5 and 40.0 percent in 2013 as we realize efficiencies from our operational excellence initiatives and further leverage revenue growth.

We expect to incur $120 million to $130 million of expenses in 2013 related to our operational excellence initiatives. These programs are targeted at streamlining the organization and business processes. They are expected to be mostly completed in 2013. We also expect to incur $5 million to $15 million for certain acquisition and integration costs connected with recent acquisitions. We expect to recognize the majority of these expenses in “Special items” on our statement of earnings, but some will be related to inventory and be reflected in costs of products sold.

Assuming variable interest rates remain at March 31, 2013 levels, we expect interest income and expense, net, to be approximately $60 million in 2013, which is similar to 2012.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Americas	$634.7	$634.4	—%	2%	(2)%	—%
Europe	307.5	300.8	2	3	(1)	—
Asia Pacific	196.7	205.5	(4)	6	(3)	(7)

Total	$1,138.9	$1,140.7	—	3	(2)	(1)

“Foreign Exchange”, as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Reconstructive
Knees	$471.0	$474.6	(1)%	2%	(2)%	(1)%
Hips	330.8	344.5	(4)	1	(3)	(2)
Extremities	47.8	44.8	7	9	(2)	—

	849.6	863.9	(2)	2	(3)	(1)
Dental	59.7	60.2	(1)	(2)	1	—
Trauma	82.0	75.5	9	12	(1)	(2)
Spine	47.7	53.2	(10)	(7)	(3)	—
Surgical and other	99.9	87.9	14	16	1	(3)

Total	$1,138.9	$1,140.7	—	3	(2)	(1)

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012, these products were included in the Surgical and other product category. Net sales in the three month period ended March 31, 2012 related to these products have been reclassified to conform to the 2013 presentation. The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2013	2012	% Inc (Dec)
Reconstructive
Knees
Americas	$275.5	$282.5	(2)%
Europe	122.5	118.1	4
Asia Pacific	73.0	74.0	(1)
Hips
Americas	151.9	153.9	(1)
Europe	111.8	114.0	(2)
Asia Pacific	67.1	76.6	(12)
Extremities
Americas	37.3	35.2	6
Europe	7.8	7.0	11
Asia Pacific	2.7	2.6	1

	849.6	863.9	(2)
Dental
Americas	35.5	35.3	—
Europe	19.6	20.1	(3)
Asia Pacific	4.6	4.8	(1)
Trauma
Americas	41.2	37.2	11
Europe	18.8	16.0	18
Asia Pacific	22.0	22.3	(2)
Spine
Americas	30.7	36.6	(16)
Europe	12.2	12.4	(1)
Asia Pacific	4.8	4.2	15
Surgical and other
Americas	62.6	53.7	17
Europe	14.8	13.2	12
Asia Pacific	22.5	21.0	7

Total	$1,138.9	$1,140.7	—

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 3 percentage points of year-over-year sales growth during the three month period ended March 31, 2013, which is 2 percentage points worse than the three month period ended March 31, 2012, and 1 percentage point worse than the three month period ended December 31, 2012. Sales in the first quarter of 2013 were negatively impacted by two fewer billings days, which we define as non-holiday weekdays.

Absent the effect of billing days, procedure volumes in the broader musculoskeletal market remained stable in the first quarter of 2013 relative to the fourth quarter of 2012, consistent with our expectations. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, the ongoing shift in demand to premium products and the introduction of patient specific devices is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales during the three month period ended March 31, 2013, which is consistent with the three month period ended March 31, 2012, and the three month period ended December 31, 2012. In all reporting segments, we continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the remainder of the year, we expect this pressure will alleviate slightly as we anniversary out of a biennial negative price adjustment in Japan that went into effect in April 2012. However, for the year, we expect lower prices will continue to have a negative effect on sales of approximately 2 percent.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2013, foreign currency exchange rates resulted in a 1 percent decrease in sales. If foreign currency exchange rates remain consistent with March 31, 2013 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales in 2013 of approximately 1.5 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Sales by Product Category

Knees

Knee sales decreased 1 percent in the three month period ended March 31, 2013 when compared to the same prior year period, which is 1 percentage point worse than the three month period ended December 31, 2012. Positive procedure volume/mix in the three month period ended March 31, 2013 was offset by negative price and foreign currency exchange rate effects in the period.

In the first quarter of 2013, we continued a broader launch of our new knee system, Persona, The Personalized Knee System. We intend to continue to deploy implant and instrument sets to all geographic regions in 2013 and beyond. In the meantime, our NexGen® Complete Knee Solution product line is still our leading knee system. Products experiencing growth in this category included Zimmer® Patient Specific Instruments, the Zimmer® Unicompartmental High Flex Knee and our early intervention products.

The 1 percent decline from changes in foreign currency exchange rates in this product category was primarily attributable to our Asia Pacific reporting segment, which experienced a 5 percent decline.

Hips

Hip sales decreased 4 percent in the three month period ended March 31, 2013 when compared to the same prior year period. The decrease was primarily from lower sales of our primary stems, but was partially offset by growth in revision stems.

Leading hip stem sales were the Zimmer® M/L Taper Hip Prosthesis, the Zimmer® M/L Taper Hip Prosthesis with Kinectiv® Technology, the CLS® Spotorno® Stem from the CLS Hip System and the Alloclassic® Zweymüller® Hip Stem. Products experiencing growth in this category included the Wagner SL Revision® Hip Stem, the Continuum® Acetabular System, the Trilogy® IT Acetabular System, the Allofit® IT Alloclassic® Acetabular System and Vivacit-E® Highly Crosslinked Polyethylene Liners.

The 2 percent decline from changes in foreign currency exchange rates in this product category was primarily attributable to our Asia Pacific reporting segment, which experienced a 7 percent decline.

Extremities

Extremities sales increased by 7 percent in the three month period ended March 31, 2013 when compared to the same prior year period. The Zimmer Trabecular Metal™ Reverse Shoulder System and the Sidus® Stem-Free Shoulder drove sales growth. Reverse shoulder procedures continue to gain popularity as a solution for patients with rotator cuff damage.

Dental

Dental sales declined by 1 percent in the three month period ended March 31, 2013 when compared to the same prior year period. The decrease was driven by lower sales of dental reconstructive implants, restorative products and regenerative products, partially offset by sales growth in digital solutions. We believe this market continues to be weak both in the U.S. and internationally. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 9 percent in the three month period ended March 31, 2013 when compared to the same prior year period. The Zimmer Natural Nail® System continued to increase sales significantly. In addition to the Zimmer Natural Nail System, the Zimmer® Periarticular Locking Plates System led Trauma sales. Sales in this product category benefited from certain competitive product issues, especially in the U.S.

Spine

Spine sales decreased 10 percent in the three month period ended March 31, 2013 when compared to the same prior year period. This product category continues to face challenges related to pricing pressure and payor approvals. Additionally, we faced some disruption in the period stemming from our fourth quarter 2012 actions related to the Inserter instrument for our PEEK Ardis® Interbody Spacer. Solid sales of the PathFinder NXT® Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System, PEEK Ardis Interbody Spacer and other products.

Surgical and other

Surgical and other sales increased 14 percent in the three month period ended March 31, 2013 when compared to the same prior year period. The primary driver of sales growth in this product category was fluid waste management systems, which we acquired in October 2012 through our Dornoch Medical Systems, Inc. acquisition. Surgical and other sales were led by PALACOS®1 Bone Cement and tourniquet and wound debridement products.

Expenses as a Percent of Net Sales

	Three Months Ended March 31,		Inc (Dec)
	2013	2012
Cost of products sold	25.7%	25.3%	0.4
Research and development	4.7	5.2	(0.5)
Selling, general and administrative	40.5	40.6	(0.1)
Special items	2.9	2.9	0.0
Operating profit	26.2	25.9	0.3

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended March 31, 2013 compared to the same prior year period was primarily due to lower average selling prices. Additionally,

1 Registered trademark of Heraeus Kulzer GmbH

excess and obsolete inventory charges and foreign currency hedge losses were unfavorable in 2013 when compared to 2012. These unfavorable items were slightly offset by lower unit costs, lower royalties and certain other favorable items.

Operating Expenses

R&D expenses and R&D as a percent of sales decreased when compared to the same prior year period. Lower spending reflected the effects of our operational excellence initiatives, as well as a natural decline from certain large projects that achieved full commercialization, including Persona, The Personalized Knee System. We expect R&D spending in 2013 to be approximately 5 percent of sales for the full year.

SG&A expenses and SG&A as a percent of sales decreased slightly when compared to the same prior year period. The dollar decrease was primarily due to lower legal and bad debt expenses. Legal expenses were lower due to the conclusion of certain matters in 2012 for which we are no longer incurring outside counsel fees, as well as normal variations in the phases of litigation, including product liability litigation. These favorable items were partially offset by higher marketing costs in the U.S., primarily for Persona, The Personalized Knee System.

“Special items” for the three month period ended March 31, 2013 were the same as the prior year period. We continue to implement our operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees and dedicated personnel costs for those programs, as well as other costs. In addition to expenses for our operational excellence programs and integration of business acquisitions, we recognize certain amounts related to litigation in “Special items”. In the first quarter of 2013, we settled certain matters and recognized income, whereas in the same prior year period we recognized expense related to settlements of other matters. See Note 2 to the condensed consolidated financial statements for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest income and expense, net, was the same in the three month period ended March 31, 2013 when compared to the same prior year period.

The ETR on earnings before income taxes for the three month period ended March 31, 2013 decreased to 23.1 percent, from 25.7 percent in the same prior year period. The decrease was primarily due to the retroactive extension of the R&D tax credit and other tax benefits resulting from implementation of legislation in the U.S. in January 2013. Due to the timing of the laws’ enactment, the 2012 tax year benefits were recognized in the first quarter of 2013 for financial reporting purposes. We anticipate the outcome of various federal, state and foreign audits as well as expiration of certain statutes of limitations could potentially impact our 2013 effective tax rate in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $218.6 million for the three month period ended March 31, 2013 increased 4 percent over the same prior year period as a result of the changes in revenues and expenses discussed above. The 2013 period basic and diluted earnings per share increased 10 and 9 percent, respectively, over the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with GAAP. Our non-GAAP financial measures exclude the impact of inventory step-up and other certain inventory charges, “Special items,” and the taxes on those items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month periods ended March 31, 2013 and 2012 were $240.8 million and $231.3 million, respectively, and our non-GAAP adjusted diluted earnings per share for those periods were $1.41 and $1.30, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended March 31,
(In millions)	2013	2012
Net Earnings of Zimmer Holdings, Inc.	$218.6	$209.6
Inventory step-up and other inventory charges	2.2	1.0
Special items	33.5	33.5
Taxes on above items*	(13.5)	(12.8)

Adjusted Net Earnings	$240.8	$231.3

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended March 31,
	2013	2012
Diluted EPS	$1.28	$1.17
Inventory step-up and other inventory charges	0.01	0.01
Special items	0.20	0.19
Taxes on above items*	(0.08)	(0.07)

Adjusted Diluted EPS	$1.41	$1.30

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $180.5 million for the three month period ended March 31, 2013, compared to $207.4 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $99.9 million of operating cash. All other items of operating cash flows reflect a use of $137.4 million of cash, compared to a use of $112.1 million in the same 2012 period. The lower cash flows provided by operating activities in the 2013 period were primarily due to increases in inventory value for our U.S. inventory caused by the medical device excise tax and inventory to support new product launches.

At March 31, 2013, we had 70 days of sales outstanding in trade accounts receivable, which represents an increase of 6 days compared to December 31, 2012 and is the same as March 31, 2012. The increase from December 31, 2012 reflects some seasonality in our business. At March 31, 2013, we had 319 days of inventory on hand. This is an increase of 18 days compared to December 31, 2012 and an increase of 26 days from March 31, 2012. This increase reflects a higher 2013 inventory balance due to the U.S. medical device excise tax (increased days on hand by 8 days) and new product launches.

Cash flows provided by investing activities were $53.0 million for the three month period ended March 31, 2013, compared to cash flows used in investing activities of $164.2 million in the same prior year period. Additions to instruments increased in the 2013 period compared to the 2012 period due to purchases related to some significant product launches, such as Persona, The Personalized Knee System. Spending on other property, plant and equipment was relatively consistent between the 2013 period and the 2012 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Investments in other assets in the 2013 period related primarily to certain distribution agreements we entered into with third parties.

Cash flows used in financing activities were $452.5 million for the three month period ended March 31, 2013, compared to $129.1 million in the same 2012 period. In the 2013 period, we returned cash to our stockholders in the form of cash dividends of $30.9 million and share repurchases of $392.0 million. In the 2013 period, we paid off debt on our senior credit facility that was borrowed in the fourth quarter of 2012. Additionally, an increase in our stock price in the first quarter of 2013 resulted in many employees exercising stock options, which provided us with cash.

In February 2013, our Board of Directors declared a cash dividend of $0.20 per share that was paid in April 2013. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2013 dividend declaration equates to an annual rate of $0.80 per share, which represents an 11 percent increase over the 2012 annualized rate.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). There were no borrowings outstanding under the Senior Credit Facility at March 31, 2013.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2013. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.

We have a term loan agreement (Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have available uncommitted credit facilities totaling $74.0 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2013, we had short-term and long-term investments in debt securities with a fair value of $775.8 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of March 31, 2013, $1,171.5 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $916.2 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial crisis in the Euro zone impacts the indirect credit exposure we have to those governments through their public hospitals. We have experienced an increasing number of days sales outstanding in some European countries compared to levels in 2010. As of March 31, 2013, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $219.2 million. With allowances for doubtful accounts of $8.1 million recorded in those countries, the net balance was $211.1 million, representing 25 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $204.5 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with these customers on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

We may use excess cash to repurchase common stock under our share repurchase program. As of March 31, 2013, $622.7 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

Critical Accounting Estimates

There were no changes in the three month period ended March 31, 2013 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012. As discussed in the prior year Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In 2012, the annual impairment test resulted in an impairment charge related to our

U.S. Spine reporting unit, resulting in a remaining balance of goodwill in that reporting unit of $41.0 million. Accordingly, the estimated fair value of that reporting unit does not substantially exceed its carrying value. If the U.S. Spine reporting unit is not able to achieve its operating plans or if that market continues to deteriorate beyond our expectations, we may have to record another goodwill impairment charge in the future. We have other reporting units with goodwill assigned to them. As of the annual impairment test in 2012, the estimated fair values for those reporting units substantially exceeded their carrying values.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform legislation, including the impact of the excise tax on medical devices;

•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;

•

challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (FDA) and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

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

Our Annual Report on Form 10-K for the year ended December 31, 2012 contains a detailed discussion of these and other important factors under the heading “Risk Factors” in Part I, Item 1A of that report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed internally in multiple countries throughout Europe and in the U.S. We also continued centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing operational excellence initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the course of 2013.

Also during the quarter ended March 31, 2013, we began using a new software platform to consolidate our worldwide financial information. This software implementation is part of our operational excellence initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2013	2,680,132	$71.24	2,680,132	$823,652,660
February 2013	2,675,431	75.12	2,675,431	622,684,428
March 2013	—	—	—	622,684,428

Total	5,355,563	$73.18	5,355,563	$622,684,428

*	Includes repurchases made under the current program authorizing $1.5 billion of repurchases through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

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

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1*	Separation agreement between Zimmer, Inc. and Jeffrey B. Paulsen dated March 20, 2013

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

Date: May 8, 2013	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 8, 2013	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer