Form 10-Q
period 2013-09-30
ZIMMER HOLDINGS INC
filed 2013-11-12
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of October 25, 2013, 170,980,862 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2013

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Sales	$1,074.3	$1,025.5	$3,382.7	$3,291.2
Cost of products sold	328.8	255.7	945.3	826.3

Gross Profit	745.5	769.8	2,437.4	2,464.9

Research and development	49.4	53.5	157.8	170.3
Selling, general and administrative	438.0	430.0	1,356.8	1,346.6
Certain claims	—	—	47.0	—
Special items (Note 2)	46.4	36.9	155.5	101.1

Operating expenses	533.8	520.4	1,717.1	1,618.0

Operating Profit	211.7	249.4	720.3	846.9
Interest income	3.8	3.8	11.4	10.7
Interest expense	(17.1)	(18.3)	(53.6)	(54.0)

Earnings before income taxes	198.4	234.9	678.1	803.6
Provision for income taxes	44.3	57.2	154.3	203.0

Net earnings	154.1	177.7	523.8	600.6
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.4)	(1.3)	(1.6)

Net Earnings of Zimmer Holdings, Inc.	$154.4	$178.1	$525.1	$602.2

Earnings Per Common Share
Basic	$0.91	$1.02	$3.10	$3.43
Diluted	$0.90	$1.02	$3.07	$3.41
Weighted Average Common Shares Outstanding
Basic	170.0	174.1	169.2	175.6
Diluted	172.2	175.3	171.2	176.7
Cash Dividends Declared Per Common Share	$0.20	$0.18	$0.60	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$154.1	$177.7	$523.8	$600.6
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	45.4	67.2	(51.4)	20.1
Unrealized cash flow hedge gains/(losses), net of tax	(18.3)	(35.9)	24.5	(11.7)
Reclassification adjustments on foreign currency hedges, net of tax	(3.5)	0.1	(2.0)	2.3
Unrealized gains/(losses) on securities, net of tax	0.9	0.3	(0.1)	0.6
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	3.4	4.0	9.9	28.5

Total Other Comprehensive Gain/(Loss)	27.9	35.7	(19.1)	39.8

Comprehensive Income	182.0	213.4	504.7	640.4
Comprehensive loss attributable to the noncontrolling interest	(0.4)	(0.3)	(1.4)	(1.7)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$182.4	$213.7	$506.1	$642.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$917.4	$884.3
Short-term investments	588.4	671.6
Accounts receivable, less allowance for doubtful accounts	898.9	884.6
Inventories	1,081.9	995.3
Prepaid expenses and other current assets	98.0	76.3
Deferred income taxes	252.6	196.6

Total Current Assets	3,837.2	3,708.7
Property, plant and equipment, net	1,234.1	1,210.7
Goodwill	2,602.8	2,571.8
Intangible assets, net	712.2	740.7
Other assets	971.1	780.5

Total Assets	$9,357.4	$9,012.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146.6	$184.1
Income taxes	41.7	22.8
Short-term debt	—	100.1
Other current liabilities	615.9	559.0

Total Current Liabilities	804.2	866.0
Other long-term liabilities	728.2	559.3
Long-term debt	1,686.0	1,720.8

Total Liabilities	3,218.4	3,146.1

Commitments and Contingencies (Note 14)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 262.3 million shares issued in 2013 (257.1 million in 2012)	2.6	2.6
Paid-in capital	3,844.2	3,500.6
Retained earnings	7,510.6	7,085.9
Accumulated other comprehensive income	324.8	343.9
Treasury stock, 91.8 million shares in 2013 (85.5 million shares in 2012)	(5,546.5)	(5,072.1)

Total Zimmer Holdings, Inc. stockholders’ equity	6,135.7	5,860.9
Noncontrolling interest	3.3	5.4

Total Stockholders’ Equity	6,139.0	5,866.3

Total Liabilities and Stockholders’ Equity	$9,357.4	$9,012.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$523.8	$600.6
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	268.4	272.9
Share-based compensation	37.1	41.7
Income tax benefit from stock option exercises	29.1	10.0
Excess income tax benefit from stock option exercises	(7.3)	(2.3)
Inventory step-up	5.1	2.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(50.2)	29.7
Receivables	(33.0)	(34.2)
Inventories	(115.1)	(53.3)
Accounts payable and accrued expenses	(3.7)	4.0
Other assets and liabilities	8.7	(87.7)

Net cash provided by operating activities	662.9	783.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(166.1)	(104.7)
Additions to other property, plant and equipment	(77.2)	(71.4)
Purchases of investments	(580.3)	(801.7)
Sales of investments	631.2	667.1
Investments in other assets	(79.9)	(56.8)

Net cash used in investing activities	(272.3)	(367.5)

Cash flows provided by (used in) financing activities:
Net payments under revolving credit facilities	(99.3)	(149.9)
Proceeds from term loans	—	147.3
Dividends paid to stockholders	(98.4)	(63.2)
Proceeds from employee stock compensation plans	325.4	34.1
Excess income tax benefit from stock option exercises	7.3	2.3
Debt issuance costs	—	(3.3)
Purchase of additional shares from noncontrolling interest	(1.8)	—
Repurchase of common stock	(478.3)	(345.7)

Net cash used in financing activities	(345.1)	(378.4)

Effect of exchange rates on cash and cash equivalents	(12.4)	(4.8)

Increase in cash and cash equivalents	33.1	33.2

Cash and cash equivalents, beginning of year	884.3	768.3

Cash and cash equivalents, end of period	$917.4	$801.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2012 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on September 25, 2013 and 2012. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of June 26 through September 25 and the nine month results included in these condensed consolidated financial statements are for the period of December 26 through September 25 or the period of January 1 to September 25.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Impairment/loss on disposal of assets	$3.9	$0.3	$4.2	$0.7
Consulting and professional fees	16.7	25.6	67.0	63.1
Employee severance and retention	3.6	1.8	9.8	6.2
Dedicated project personnel	8.3	3.9	24.8	10.5
Certain R&D agreements	—	—	0.8	—
Relocated facilities	0.8	—	3.4	—
Distributor acquisitions	—	—	0.3	0.4
Certain litigation matters	9.0	3.3	26.9	13.2
Contract terminations	0.6	2.0	2.0	4.6
Contingent consideration adjustments	0.1	(2.0)	6.0	(2.8)
Accelerated software amortization	1.5	1.5	4.5	3.0
Other	1.9	0.5	5.8	2.2

Special items	$46.4	$36.9	$155.5	$101.1

In the nine months ended September 30, 2013, we eliminated approximately 150 positions as part of our ongoing operational excellence initiatives.

In the nine months ended September 30, 2012, we announced our plans to outsource our Warsaw, Indiana distribution center to a third party service provider at a national transportation hub, among other organizational changes. Approximately 300 positions were affected by these actions.

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

Medical Device Excise Tax — As part of The Patient Protection and Affordable Care Act, in January 2013 we began paying a 2.3 percent medical device excise tax on a majority of our U.S sales. The excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. We distribute a majority of our musculoskeletal products through an affiliated distribution entity. Under GAAP, excise taxes incurred to get inventory to its current location can be included in the cost of the inventory. Accordingly, we capitalize this excise tax as a part of inventory and recognize it as a cost of products sold when the inventory upon which the excise tax was assessed is sold to a third party on a first-in first-out basis. In the three and nine month periods ended September 30, 2013, the amount of medical device excise tax recognized in our condensed consolidated statement of earnings was not material.

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

3.	Inventories

	September 30, 2013	December 31, 2012
	(in millions)
Finished goods	$833.6	$786.3
Work in progress	71.7	52.3
Raw materials	176.6	156.7

Inventories	$1,081.9	$995.3

In the three and nine month periods ended September 30, 2013, we have recorded charges in cost of products sold of $52.5 million and $92.9 million, respectively, for excess and obsolete inventory. In the three month period ended September 30, 2013, the majority of those charges came from our decision to discontinue certain products. This resulted in charges of $39.1 million for the affected inventory and instruments. Of the $39.1 million, $36.2 million was related to inventory and reflected in cost of products sold and $2.9 million was related to instruments and reflected in “Special items”.

4.	Property, Plant and Equipment

	September 30, 2013	December 31, 2012
	(in millions)
Land	$21.8	$22.1
Buildings and equipment	1,301.9	1,232.8
Capitalized software costs	268.3	241.8
Instruments	1,656.5	1,579.8
Construction in progress	89.6	117.8

	3,338.1	3,194.3
Accumulated depreciation	(2,104.0)	(1,983.6)

Property, plant and equipment, net	$1,234.1	$1,210.7

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of September 30, 2013
Corporate debt securities	$443.5	$0.3	$(0.3)	$443.5
U.S. government and agency debt securities	252.9	0.2	—	253.1
Foreign government debt securities	3.1	—	—	3.1
Commercial paper	89.0	—	—	89.0
Certificates of deposit	67.3	—	—	67.3

Total short and long-term investments	$855.8	$0.5	$(0.3)	$856.0

As of December 31, 2012
Corporate debt securities	$383.6	$0.3	$(0.1)	$383.8
U.S. government and agency debt securities	295.8	0.1	—	295.9
Foreign government debt securities	5.0	—	—	5.0
Commercial paper	138.7	—	—	138.7
Certificates of deposit	92.2	0.1	—	92.3

Total short and long-term investments	$915.3	$0.5	$(0.1)	$915.7

Unrealized gains and losses on these investments are recorded in OCI in our condensed consolidated balance sheet.

The following table shows the fair value and gross unrealized losses for the securities in an unrealized loss position deemed to be temporary (in millions):

	September 30, 2013		December 31, 2012
	Fair Value	Unrealized Losses	Fair value	Unrealized Losses
Corporate debt securities	$197.4	$(0.3)	$144.2	$(0.1)

All securities in the table above have been in an unrealized loss position for less than twelve months. A total of 98 securities were in an unrealized loss position as of September 30, 2013.

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of September 30, 2013 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$588.1	$588.4
Due after one year through two years	267.7	267.6

Total	$855.8	$856.0

6.	Debt

Our debt consisted of the following (in millions):

	September 30, 2013	December 31, 2012
Short-term debt
Senior Credit Facility	$—	$100.0
Other short-term debt	—	0.1

Total short-term debt	$—	$100.1

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	118.6	138.6
Other long-term credit facilities	0.8	—
Debt discount	(1.6)	(1.7)
Adjustment related to interest rate swaps	18.2	33.9

Total long-term debt	$1,686.0	$1,720.8

The estimated fair value of our Senior Notes as of September 30, 2013, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,647.7 million. The estimated fair value of the Term Loan as of September 30, 2013, based upon publicly available market yield curves and the terms of the debt (Level 2), was $118.4 million.

7.	Accumulated Other Comprehensive Income

OCI refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. We typically hold our available-for-sale securities until maturity and are able to realize their amortized cost and therefore we do not have reclassification adjustments to net earnings on these securities. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and therefore the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 11 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2012	$445.5	$4.1	$0.4	$(106.1)
OCI before reclassifications	(51.4)	24.5	(0.1)	—
Reclassifications	—	(2.0)	—	9.9

Balance September 30, 2013	$394.1	$26.6	$0.3	$(96.2)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Earnings
Component of OCI	2013	2012	2013	2012
Cash flow hedges
Foreign exchange forward contracts	$5.2	$(1.6)	$3.5	$(9.4)	Cost of products sold
Foreign exchange options	—	(0.3)	(0.2)	(0.4)	Cost of products sold
Cross-currency interest rate swaps	—	—	—	0.2	Interest expense

	5.2	(1.9)	3.3	(9.6)	Total before tax
	1.7	(1.8)	1.3	(7.3)	Provision for income taxes

	$3.5	$(0.1)	$2.0	$(2.3)	Net of tax

Defined benefit plans
Prior service cost	$1.0	$1.3	$2.9	$2.7	*
Unrecognized actuarial (loss)	(4.7)	(3.2)	(14.0)	(9.9)	*

	(3.7)	(1.9)	(11.1)	(7.2)	Total before tax
	(0.3)	2.1	(1.2)	0.4	Provision for income taxes

	$(3.4)	$(4.0)	$(9.9)	$(7.6)	Net of tax

Total reclassifications	$0.1	$(4.1)	$(7.9)	$(9.9)	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 11).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$45.4	$—	$45.4	$(51.4)	$—	$(51.4)
Unrealized cash flow hedge gains/(losses)	(21.4)	(3.1)	(18.3)	46.3	21.8	24.5
Reclassification adjustments on foreign currency hedges	(5.2)	(1.7)	(3.5)	(3.3)	(1.3)	(2.0)
Unrealized gains on securities	0.9	—	0.9	(0.1)	—	(0.1)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.7	0.3	3.4	11.1	1.2	9.9

Total Other Comprehensive Gain/(Loss)	$23.4	$(4.5)	$27.9	$2.6	$21.7	$(19.1)

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$67.2	$—	$67.2	$20.1	$—	$20.1
Unrealized cash flow hedge gains	(46.4)	(10.5)	(35.9)	(15.7)	(4.0)	(11.7)
Reclassification adjustments on foreign currency hedges	1.9	1.8	0.1	9.6	7.3	2.3
Unrealized gains on securities	0.3	—	0.3	0.6	—	0.6
Adjustments to prior service cost and unrecognized actuarial assumptions	1.9	(2.1)	4.0	44.9	16.4	28.5

Total Other Comprehensive Gain/(Loss)	$24.9	$(10.8)	$35.7	$59.5	$19.7	$39.8

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$443.5	$—	$443.5	$—
U.S. government and agency debt securities	253.1	—	253.1	—
Foreign government debt securities	3.1	—	3.1	—
Commercial paper	89.0	—	89.0	—
Certificates of deposit	67.3	—	67.3	—

Total available-for-sale securities	856.0	—	856.0	—
Derivatives, current and long-term
Foreign currency forward contracts and options	53.8	—	53.8	—
Interest rate swaps	19.9	—	19.9	—

	$929.7	$—	$929.7	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	14.4	—	14.4	—
Interest rate swaps	1.7	—	1.7	—

	$16.1	$—	$16.1	$—

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$383.8	$—	$383.8	$—
U.S. government and agency debt securities	295.9	—	295.9	—
Foreign government debt securities	5.0	—	5.0	—
Commercial paper	138.7	—	138.7	—
Certificates of deposit	92.3	—	92.3	—

Total available-for-sale securities	915.7	—	915.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	28.4	—	28.4	—
Interest rate swaps	33.9	—	33.9	—

	$978.0	$—	$978.0	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$10.8	$—	$10.8	$—

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

We have multiple fixed-to-variable interest rate swap agreements that we have designated as fair value hedges of the fixed interest rate obligations on our Senior Notes due 2019 and 2021. The total notional amounts are $250 million and $300 million for the Senior Notes due 2019 and 2021, respectively. On the interest rate swap agreements for the Senior Notes due 2019, we receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points. On the interest rate swap agreements for the Senior Notes due 2021, we receive a fixed interest rate of 3.375 percent and pay variable interest equal to the three-month LIBOR plus an average of 99 basis points.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2013, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2013 through March 2015. As of September 30, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,514.0 million. As of September 30, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $333.1 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency exchange forward contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency exchange forward contracts in the same reporting period. These offsetting gains/losses are recorded in cost of products sold as the underlying assets and liabilities exposed to remeasurement include inventory-related transactions. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.7 billion per quarter.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument				Gain / (Loss) on Hedged Item
	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2013	2012	2013	2012	2013	2012	2013	2012
Interest rate swaps	Interest expense	$(1.6)	$2.7	$(15.7)	$7.8	$1.6	$(2.7)	$15.7	$(7.8)

We had no ineffective fair value hedging instruments during the three and nine month periods ended September 30, 2013 and 2012.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI					Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	2013	2012	2013	2012		2013	2012	2013	2012
Foreign exchange forward contracts	$(21.4)	$(46.1)	$46.6	$(14.3)	Cost of products sold	$5.2	$(1.6)	$3.5	$(9.4)
Foreign exchange options	—	(0.3)	(0.3)	(1.4)	Cost of products sold	—	(0.3)	(0.2)	(0.4)
Cross-currency interest rate swaps	—	—	—	—	Interest expense	—	—	—	0.2

	$(21.4)	$(46.4)	$46.3	$(15.7)		$5.2	$(1.9)	$3.3	$(9.6)

The net amount recognized in earnings during the three and nine month periods ended September 30, 2013 and 2012 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2013, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $48.0 million, or $26.6 million after taxes, which is deferred in OCI. Of the net unrealized gain, $23.3 million, or $12.2 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2013	2012	2013	2012
Foreign exchange forward contracts	Cost of products sold	$(7.5)	$(9.8)	$0.1	$(1.2)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2013 and December 31, 2012, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$46.6	Other current assets	$29.7
Foreign exchange options	Other current assets	—	Other current assets	0.6
Foreign exchange forward contracts	Other assets	21.8	Other assets	19.8
Interest rate swaps	Other assets	19.9	Other assets	33.9

Total asset derivatives		$88.3		$84.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$16.2	Other current liabilities	$20.2
Foreign exchange forward contracts	Other long-term liabilities	12.8	Other long-term liabilities	12.3
Interest rate swaps	Other long-term liabilities	1.7	Other long-term liabilities	—

Total liability derivatives		$30.7		$32.5

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2013			As of December 31, 2012
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$46.6	$8.3	$38.3	$30.3	$15.2	$15.1
Cash flow hedges	Other assets	21.8	6.3	15.5	19.8	6.5	13.3
Liability Derivatives
Cash flow hedges	Other current liabilities	16.2	8.3	7.9	20.2	15.2	5.0
Cash flow hedges	Other long-term liabilities	12.8	6.3	6.5	12.3	6.5	5.8

10.	Income Taxes

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

During the second quarter of 2011, the Internal Revenue Service (IRS) concluded their examination of our U.S. federal returns for years 2005 through 2007 and issued income tax assessments reallocating profits between certain of our U.S. and foreign subsidiaries. During the third quarter of 2013, the IRS examination division issued Notices of Proposed Adjustment (NOPAs) for tax years 2008 and 2009. These NOPAs also relate to intercompany pricing between certain of our U.S. and foreign subsidiaries. We continue to pursue resolution of the disputed tax matters for years 2005 through 2009 with the IRS. The ultimate resolution of this matter is uncertain and could have a material impact on our income tax expense, results of operations, and cash flows for future periods.

In the three and nine month periods ended September 30, 2013, our effective tax rate was 22.3 percent and 22.8 percent, respectively. Our effective tax rate was lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service cost	$7.0	$6.2	$21.1	$19.1
Interest cost	4.7	4.6	14.1	14.2
Expected return on plan assets	(8.9)	(8.2)	(26.7)	(24.7)
Settlement	—	—	—	0.7
Amortization of prior service cost	(1.0)	(1.3)	(2.9)	(2.7)
Amortization of unrecognized actuarial loss	4.7	3.2	14.0	9.9

Net periodic pension expense	$6.5	$4.5	$19.6	$16.5

We contributed $20.0 million during the nine month period ended September 30, 2013 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2013. We contributed $11.3 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2013 and expect to contribute $3.4 million to these foreign-based plans during the remainder of 2013.

In March 2012, we amended our U.S. defined benefit pension plan which led us to remeasure our plan assets and obligations. Accordingly, the resulting remeasurement was reflected in our condensed consolidated statements of earnings and condensed consolidated statements of comprehensive income.

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding for basic net earnings per share	170.0	174.1	169.2	175.6
Effect of dilutive stock options and other equity awards	2.2	1.2	2.0	1.1

Weighted average shares outstanding for diluted net earnings per share	172.2	175.3	171.2	176.7

During the three and nine month periods ended September 30, 2013, an average of 1.4 million options and 4.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of the common stock. During the three and nine month periods ended September 30, 2012, an average of 11.9 million options and 12.3 million options, respectively, were not included in the computation.

In the three month period ended September 30, 2013, we repurchased 0.2 million shares of our common stock at an average price of $83.92 per share for a total cash outlay of $17.5 million, including commissions. In the nine month period ended September 30, 2013, we repurchased 6.4 million shares of our common stock at an average price of $74.20 per share for a total cash outlay of $478.3 million, including commissions. As of September 30, 2013, $536.4 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Americas	$632.9	$583.5	$312.6	$291.0
Europe	255.0	245.6	63.3	65.5
Asia Pacific	186.4	196.4	76.8	75.3

Total	$1,074.3	$1,025.5

Share-based compensation			(10.9)	(13.9)
Inventory step-up and other inventory and manufacturing related charges			(43.8)	(0.5)
Special items			(46.4)	(36.9)
Global operations and corporate functions			(139.9)	(131.1)

Operating profit			$211.7	$249.4

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Americas	$1,927.7	$1,832.2	$958.4	$927.8
Europe	870.0	851.6	243.7	254.7
Asia Pacific	585.0	607.4	239.4	232.0

Total	$3,382.7	$3,291.2

Share-based compensation			(37.1)	(41.7)
Inventory step-up and other inventory and manufacturing related charges			(57.7)	(2.5)
Certain claims			(47.0)	—
Special items			(155.5)	(101.1)
Global operations and corporate functions			(423.9)	(422.3)

Operating profit			$720.3	$846.9

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012, these products were included in the Surgical and other product category. Net sales in the three and nine month periods ended September 30, 2012 related to these products have been reclassified to conform to the 2013 presentation. Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Reconstructive
Knees	$434.5	$411.6	$1,386.5	$1,350.8
Hips	308.3	308.5	977.5	993.0
Extremities	45.5	39.7	141.9	127.0

	788.3	759.8	2,505.9	2,470.8
Dental	55.1	54.7	176.2	176.4
Trauma	78.5	74.5	234.6	223.9
Spine	48.0	49.8	149.9	155.4
Surgical and other	104.4	86.7	316.1	264.7

Total	$1,074.3	$1,025.5	$3,382.7	$3,291.2

14.	Commitments and Contingencies

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

Since 2008, we have recognized expense of $450.2 million for Durom Cup-related claims, including, as previously reported, $47.0 million during the three month period ended June 30, 2013. We increased our estimate of our total liability for these claims during the three month period ended June 30, 2013 based on our review of the most recent claims information then available. We did not record any expense for Durom Cup-related claims during the three month period ended September 30, 2013 or during the three and nine month periods ended September 30, 2012.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. Based upon our most recent estimates for liabilities associated with the Durom Cup, we believe we may exhaust our self-insured retention under our insurance program. In this event, we would have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we would recover some amount from our insurance carriers if our ultimate losses exceed our self-insured retention. We have recognized a $218.0 million receivable in “Other assets” on our condensed consolidated balance sheet as of September 30, 2013 for estimated insurance recoveries, which reduced “Certain claims” expense. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of September 30, 2013 of the remaining liability for all Durom Cup-related claims is $391.6 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $341.6 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, the Poletts filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. A ruling has not yet been issued. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of September 30, 2013, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. That appeal is pending. We have not accrued an estimated loss related to this matter in our consolidated statement of earnings for the quarter ended September 30, 2013 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the trial court’s judgment, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $210.0 million plus interest and attorneys’ fees that could have a material adverse effect on our results of operations.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of September 30, 2013, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

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

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2013 (Current Periods)

Our sales results for the Current Periods reflected increased growth as compared with 2012 trends. Sales from new product introductions as well as a stable or slightly improved joint replacement market drove sales volume and product mix growth. This was partially offset by continued pricing pressure, mostly in our Americas and Europe operating segments, as well as negative effects from changes in foreign currency exchange rates.

Despite increased sales, our net earnings for the Current Periods were lower than the prior year periods, primarily due to lower gross margins caused by excess and obsolete inventory charges for products we intend to discontinue, a $47.0 million charge for “Certain claims” (affects the nine month period only) and other charges for various legal settlements. Additionally, we continue to incur expenses related to our operational excellence initiatives and such charges were higher in the Current Periods compared to the same prior year periods. Our operational excellence initiatives are intended to improve our future operating results and include centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. Research and development (R&D) expenses decreased in the Current Periods due to the completion of certain projects in 2012, such as PersonaTM The Personalized Knee System. Selling, general and administrative expenses (SG&A) were slightly higher in the Current Periods compared to the prior year periods due to sales growth. However, SG&A as a percentage of sales decreased in the Current Periods as a result of savings from our operational excellence initiatives. Our effective tax rate (ETR) benefited from changes in the mix of income between taxing jurisdictions. The significant expenses for our excess and obsolete inventory charges, “Certain claims” and “Special items” were primarily incurred in jurisdictions with higher rates of tax, which lowered taxable income in those jurisdictions.

2013 Outlook

We estimate our net sales will grow between 2.5 and 3 percent in 2013. This assumes the market for knee and hip procedures will remain stable and grow in low single digits. We expect pricing to have a negative effect on sales growth of approximately 2 percent, and foreign currency exchange rates to have a negative effect on sales growth between 1.5 and 2 percent based upon September 30, 2013 rates.

Assuming currency rates remain at September 30, 2013 levels, we expect our gross margin to be approximately 72.5 percent of sales in 2013, which includes inventory step-up and other inventory and manufacturing charges related to acquisitions and operational excellence initiatives. This assumes that foreign currency hedge losses will be lower in 2013 than in 2012. This also takes into consideration the impact of the new 2.3 percent medical device excise tax on a majority of our U.S. sales. Based upon the levels of inventory we were carrying before the medical device excise tax was effective, we have not recognized a significant amount of the excise tax in the nine months ended September 30, 2013. We expect to start recognizing the excise tax on substantially all U.S. sales for a portion of the fourth quarter in 2013. Once our cost of products sold starts reflecting this for an entire quarter, we estimate the cost will be $10 million to $15 million per quarter. Since we recognize the medical device excise tax as a part of the cost of inventory, the amount expensed in any particular quarter will vary according to U.S. sales levels in that quarter.

We do not expect to be able to offset the full impact of the U.S. medical device excise tax on net earnings through higher pricing on our products or through higher sales volumes resulting from the expansion of health insurance coverage. However, we do expect to offset the tax with cost savings from our operational excellence initiatives.

We expect R&D as a percentage of sales in 2013 will be approximately 4.5 percent. SG&A expenses as a percentage of sales are expected to be approximately 39.5 percent in 2013 as we realize efficiencies from our operational excellence initiatives and further leverage revenue growth.

For the year, we expect to incur approximately $335 million of expenses related to inventory step-up and other inventory and manufacturing related charges, “Certain claims” and “Special items.” We have already recognized $47 million as “Certain claims” in the nine month period ended September 30, 2013, and do not anticipate recognizing any more “Certain claims” expense in 2013 unless our estimated liability for Durom Cup-related claims changes as discussed in Note 14. Further, we have already recognized $58 million of inventory step-up and other inventory and manufacturing related charges as part of cost of products sold and $155 million of “Special items” in the nine month period ending September 30, 2013. Of the remaining $75 million of expense, the majority will be recognized as “Special items” on our statement of earnings, but some will be related to inventory and will be reflected in cost of products sold.

Assuming variable interest rates remain at September 30, 2013 levels, we expect interest expense, net of interest income, to be approximately $56 million in 2013, which is similar to 2012.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Americas	$632.9	$583.5	8%	11%	(2)%	(1)%
Europe	255.0	245.6	4	2	(1)	3
Asia Pacific	186.4	196.4	(5)	8	—	(13)

Total	$1,074.3	$1,025.5	5	8	(1)	(2)

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Americas	$1,927.7	$1,832.2	5%	7%	(2)%	—%
Europe	870.0	851.6	2	2	(1)	1
Asia Pacific	585.0	607.4	(4)	7	(1)	(10)

Total	$3,382.7	$3,291.2	3	6	(2)	(1)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Reconstructive
Knees	$434.5	$411.6	6%	9%	(2)%	(1)%
Hips	308.3	308.5	—	4	(2)	(2)
Extremities	45.5	39.7	15	17	(2)	—

	788.3	759.8	4	8	(2)	(2)
Dental	55.1	54.7	1	(1)	1	1
Trauma	78.5	74.5	5	8	—	(3)
Spine	48.0	49.8	(4)	(1)	(2)	(1)
Surgical and other	104.4	86.7	21	25	—	(4)

Total	$1,074.3	$1,025.5	5	8	(1)	(2)

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2013	2012
Reconstructive
Knees	$1,386.5	$1,350.8	3%	6%	(2)%	(1)%
Hips	977.5	993.0	(2)	2	(2)	(2)
Extremities	141.9	127.0	12	14	(2)	—

	2,505.9	2,470.8	1	5	(2)	(2)
Dental	176.2	176.4	—	(1)	1	—
Trauma	234.6	223.9	5	7	—	(2)
Spine	149.9	155.4	(4)	(1)	(2)	(1)
Surgical and other	316.1	264.7	19	23	—	(4)

Total	$3,382.7	$3,291.2	3	6	(2)	(1)

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012, these products were included in the Surgical and other product category. Net sales in the three and nine month periods ended September 30, 2012 related to these products have been reclassified to conform to the 2013 presentation. The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Inc (Dec)	2013	2012	% Inc (Dec)
Reconstructive
Knees
Americas	$270.0	$247.9	9%	$827.3	$798.9	4%
Europe	91.8	88.4	4	331.9	323.4	3
Asia Pacific	72.7	75.3	(4)	227.3	228.5	(1)
Hips
Americas	150.5	145.4	3	459.1	451.1	2
Europe	96.5	95.7	1	322.0	325.6	(1)
Asia Pacific	61.3	67.4	(9)	196.4	216.3	(9)
Extremities
Americas	34.9	30.6	14	109.6	98.1	12
Europe	7.8	6.5	20	24.0	21.1	14
Asia Pacific	2.8	2.6	9	8.3	7.8	6

	788.3	759.8	4	2,505.9	2,470.8	1
Dental
Americas	35.5	33.6	6	106.3	103.7	3
Europe	14.3	15.9	(10)	55.3	57.1	(3)
Asia Pacific	5.3	5.2	1	14.6	15.6	(6)
Trauma
Americas	39.7	39.0	2	117.9	113.7	4
Europe	19.4	16.3	19	56.4	49.3	14
Asia Pacific	19.4	19.2	1	60.3	60.9	(1)
Spine
Americas	31.4	33.7	(7)	97.1	105.7	(8)
Europe	11.3	10.5	6	37.2	35.6	4
Asia Pacific	5.3	5.6	(3)	15.6	14.1	11
Surgical and other
Americas	70.9	53.3	33	210.4	161.0	31
Europe	13.9	12.3	14	43.2	39.5	9
Asia Pacific	19.6	21.1	(7)	62.5	64.2	(3)

Total	$1,074.3	$1,025.5	5	$3,382.7	$3,291.2	3

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 8 percentage points of year-over-year sales growth during the three month period ended September 30, 2013. Sales in the three month period ended September 30, 2013 benefited mostly from new products as well as an additional billing day in our largest operating segment compared to the prior year.

We believe procedure volumes in the broader musculoskeletal market remained stable or improved slightly in the third quarter of 2013 relative to the second quarter of 2013. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, an ongoing shift in demand to clinically proven premium products and the introduction of patient specific devices is expected to continue to positively affect sales growth.

Pricing Trends

Global selling prices had a negative effect of 1 percent on year-over-year sales during the three month period ended September 30, 2013. Our Americas and Europe reporting segments and certain countries of our Asia Pacific reporting segment continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the entire year, we expect lower prices will continue to have a negative effect on sales of approximately 2 percent.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2013, foreign currency exchange rates resulted in a 2 percent decrease in sales, primarily from the strengthening of the U.S. Dollar versus the Japanese Yen in the period. If foreign currency exchange rates remain consistent with September 30, 2013 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales in 2013 between 1.5 and 2 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Sales by Product Category

Knees

Knee sales increased 6 percent and 3 percent in the three and nine month periods ended September 30, 2013, respectively, when compared to the same prior year periods. Our Knee product category has benefited from new product introductions, such as Persona The Personalized Knee System and early intervention products.

In 2013, we have continued a broader launch of our new knee system, Persona The Personalized Knee System. We intend to continue to deploy implant and instrument sets to all geographic regions during the remainder of 2013 and beyond. In the meantime, our NexGen® Complete Knee Solution product line is still our leading knee system in terms of sales. Products driving growth in this category in addition to Persona The Personalized Knee System included Zimmer® Patient Specific Instruments, the Zimmer® Unicompartmental High Flex Knee and our early intervention products.

In Europe, changes in foreign currency exchange rates positively affected knee sales in the three and nine month periods ended September 30, 2013 by 3 percent and 1 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three and nine month periods ended September 30, 2013 by 13 percent and 9 percent, respectively.

Hips

Hip sales were flat and decreased 2 percent in the three and nine month periods ended September 30, 2013, respectively, when compared to the same prior year periods. The decrease in the 2013 nine month period compared to the same prior year period was primarily from changes in foreign currency exchange rates.

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

In Europe, changes in foreign currency exchange rates positively affected hip sales in the three and nine month periods ended September 30, 2013 by 3 percent and 1 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three and nine month periods ended September 30, 2013 by 14 percent and 10 percent, respectively.

1 Registered trademark of CeramTec GmbH

Extremities

Extremities sales increased by 15 and 12 percent in the three and nine month periods ended September 30, 2013, respectively, when compared to the same prior year periods. The Zimmer Trabecular MetalTM Reverse Shoulder System, the Sidus® Stem-Free Shoulder and the Zimmer Trabecular Metal Total Ankle drove sales growth. Trabecular Metal Technology continues to be an effective way to address clinical needs in the extremities market.

Dental

Dental sales increased by 1 percent and were flat in the three and nine month periods ended September 30, 2013, respectively, when compared to the same prior year periods. This was the result of slightly improved sales of dental reconstructive implants and digital solutions, offset by decreases in restorative products and regenerative products. We believe the dental market continues to be challenged both in the U.S. and internationally. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales increased 5 percent in both the three and nine month periods ended September 30, 2013 when compared to the same prior year periods. The Zimmer Natural Nail® System continued to increase sales significantly. In addition to the Zimmer Natural Nail System, the Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales decreased by 4 percent in both the three and nine month periods ended September 30, 2013 when compared to the same prior year periods. This product category continues to face challenges related to pricing pressure and payor approval. Solid sales of the PathFinder NXT® Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System, the Trinica® Select Anterior Cervical Plate System and other spine products.

Surgical and other

Surgical and other sales increased 21 percent and 19 percent in the three and nine month periods ended September 30, 2013, respectively, when compared to the same prior year periods. The primary driver of sales growth in this product category was the Transposal® Fluid Waste Management System, which we acquired through our acquisition of Dornoch Medical Systems, Inc. in October 2012. Other contributing products were PALACOS®2 Bone Cement, tourniquets and wound debridement devices.

Expenses as a Percentage of Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Inc (Dec)	2013	2012	Inc (Dec)
Cost of products sold	30.6%	24.9%	5.7	27.9%	25.1%	2.8
Research and development	4.6	5.2	(0.6)	4.7	5.2	(0.5)
Selling, general and administrative	40.8	41.9	(1.1)	40.1	40.9	(0.8)
Certain claims	—	—	—	1.4	—	1.4
Special items	4.3	3.6	0.7	4.6	3.1	1.5
Operating profit	19.7	24.3	(4.6)	21.3	25.7	(4.4)

2 Registered trademark of Heraeus Kulzer GmbH

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended September 30, 2013 compared to the same prior year period was primarily due to increased excess and obsolescence charges related to products we intend to discontinue. Additionally, the increase in cost of products sold was due to higher average costs per unit sold as a result of changes in product and geographic mix and lower average selling prices, and certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts. These negative effects were partially offset by hedge gains recorded in the 2013 period versus hedge losses recorded in the 2012 period.

The increase in cost of products sold as a percentage of net sales for the nine month period ended September 30, 2013 compared to the same prior year period was due to similar reasons as the three month period.

Operating Expenses

R&D expenses and R&D as a percentage of sales decreased in both the three and nine month periods ended September 30, 2013 when compared to the same prior year periods. Lower spending reflected a natural decline from certain large projects that achieved full commercialization, including Persona The Personalized Knee System, and a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2013 to be approximately 4.5 percent of sales for the full year.

SG&A expenses increased, but SG&A as a percentage of sales decreased in the three and nine month periods ended September 30, 2013 when compared to the same prior year periods. The dollar increase in both periods was primarily due to higher selling and distribution expenses from higher sales and increased intangible amortization from acquisitions. This was partially offset by lower bad debt expenses as well as lower legal expenses due to the conclusion of certain matters in the same prior year periods for which we are no longer incurring legal expenses, as well as normal variations in the phases of litigation, including product liability litigation. As a percentage of sales, SG&A has improved in the Current Periods as our operational excellence initiatives have produced lower variable and fixed costs in SG&A.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded expense of $15.0 million, $157.8 million, $75.0 million, $35.0 million and $69.0 million during 2012, 2011, 2010, 2009 and 2008, respectively. We recorded additional expense of $47.0 million during the nine month period ended September 30, 2013, bringing the total recorded expense to $398.8 million for these claims, excluding a subset of Durom Cup claims that were recorded in SG&A. The additional expense recorded in 2013 was driven primarily by higher estimated claims than were previously expected. For more information regarding these claims, see Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

“Special items” for the three and nine month periods ended September 30, 2013 increased significantly compared to the same prior year periods. We continue to implement our operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements, certain litigation settlements and other items as “Special items.” See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest income and expense, net, were similar in the three and nine month periods ended September 30, 2013 when compared to the same prior year periods.

The ETR on earnings before income taxes for the three and nine month periods ended September 30, 2013 decreased to 22.3 percent and 22.8 percent, respectively, from 24.3 percent and 25.3 percent, respectively, in the same prior year periods. The decreases were primarily due to “Certain claims” and “Special items.” Since most of the “Special items” and “Certain claims” expense has been recorded in jurisdictions with higher rates of tax, this favorably affects our ETR because it lowers the income in those jurisdictions. We anticipate that the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $154.4 million and $525.1 million for the three and nine month periods ended September 30, 2013, respectively, both decreased 13 percent compared to the same prior year periods as a result of the changes in revenues and expenses discussed above. In the three month period ended September 30, 2013, basic and diluted earnings per share decreased 11 percent and 12 percent, respectively, compared to the same prior year period. In the nine month period ended September 30, 2013, basic and diluted earnings per share both decreased 10 percent compared to the same prior year period. The disproportional change in earnings per share as compared with net earnings is attributed to the effect of share repurchases.

Non-GAAP operating performance measures

We use non-GAAP financial measures to evaluate our operating performance that differ from financial measures determined in accordance with GAAP. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, inventory obsolescence charges associated with product rationalization initiatives, “Certain claims,” “Special items,” and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and nine month periods ended September 30, 2013 were $215.6 million and $699.8 million, respectively, compared to $202.1 million and $669.0 million, respectively, in the same prior year periods. Our non-GAAP adjusted diluted earnings per share for the three and nine month periods ended September 30, 2013 were $1.25 and $4.09, respectively, compared to $1.15 and $3.79, respectively, in the same prior year periods.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012
Net Earnings of Zimmer Holdings, Inc.	$154.4	$178.1	$525.1	$602.2
Inventory step-up and other inventory and manufacturing related charges	43.8	0.5	57.7	2.5
Certain claims	—	—	47.0	—
Special items	46.4	36.9	155.5	101.1
Taxes on above items*	(29.0)	(13.4)	(85.5)	(36.8)

Adjusted Net Earnings	$215.6	$202.1	$699.8	$669.0

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Diluted EPS	$0.90	$1.02	$3.07	$3.41
Inventory step-up and other inventory and manufacturing related charges	0.25	—	0.34	0.01
Certain claims	—	—	0.27	—
Special items	0.27	0.21	0.91	0.58
Taxes on above items*	(0.17)	(0.08)	(0.50)	(0.21)

Adjusted Diluted EPS	$1.25	$1.15	$4.09	$3.79

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $662.9 million for the nine month period ended September 30, 2013, compared to $783.9 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $310.6 million of operating cash. All other items of operating cash flows reflect a use of $171.5 million of cash in the nine month period ended September 30, 2013, compared to a use of $133.8 million in the same 2012 period.

The lower cash flows provided by operating activities in the 2013 period were primarily due to increases in inventory caused by the medical device excise tax and inventory investments to support new product launches. Additionally, cash flows were unfavorable compared to the prior year due to spending on our quality and operational excellence initiatives. These unfavorable items were partially offset by lower product liability payments for Durom Cup claims, and lower funding required on our U.S. pension plans for 2013.

At September 30, 2013, we had 73 days of sales outstanding in trade accounts receivable, which represents an increase of 4 days compared to June 30, 2013 and an increase of 1 day from September 30, 2012. At September 30, 2013, we had 297 days of inventory on hand. This is an increase of 4 days compared to June 30, 2013 and a decrease of 53 days from September 30, 2012.

Cash flows used in investing activities were $272.3 million for the nine month period ended September 30, 2013, compared to $367.5 million in the same prior year period. Additions to instruments increased in the 2013 period compared to the 2012 period due to purchases for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment was relatively consistent between the 2013 period and the 2012 period, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Investments in other assets in the 2013 period related primarily to small business acquisitions we have executed.

Cash flows used in financing activities were $345.1 million for the nine month period ended September 30, 2013, compared to $378.4 million in the same 2012 period. In the 2013 period, we returned cash to our stockholders in the form of cash dividends of $98.4 million and share repurchases of $478.3 million. In the 2013 period, we paid off the amount we had borrowed under our senior credit facility in the fourth quarter of 2012. Additionally, an increase in our stock price in 2013 resulted in many employees exercising stock options, which provided us with additional cash.

In February, May and July of 2013, our Board of Directors declared cash dividends of $0.20 per share that were paid in April, July and October of 2013, respectively. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2013 dividend declarations equate to an annual rate of $0.80 per share, which represents an 11 percent increase over the 2012 annualized rate.

As discussed in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are defending a patent infringement lawsuit in which the trial court awarded the plaintiff $210.0 million in damages plus interest and attorneys’ fees. We have filed a Notice of Appeal and have not recorded a liability because we do not believe it is probable that we have incurred a loss. Although we believe we have strong grounds to reverse the trial court’s judgment, we could be required to pay $210.0 million plus interest and attorneys’ fees in the future.

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

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). There were no borrowings outstanding under the Senior Credit Facility at September 30, 2013.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2013. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee.

We have a term loan agreement (Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have available uncommitted credit facilities totaling $82.6 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2013, we had short-term and long-term investments in debt securities with a fair value of $856.0 million. These investments are in debt securities of many different issuers and therefore we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of September 30, 2013, $1,363.3 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $1,052.1 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impacts the indirect credit exposure we have to those governments through their public hospitals. As of September 30, 2013, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $226.5 million. With allowances for doubtful accounts of $9.8 million recorded in those countries, the net balance was $216.7 million, representing 25 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $208.6 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

We may use excess cash to repurchase common stock under our share repurchase program. As of September 30, 2013, $536.4 million remained authorized under a $1.5 billion repurchase program, which will expire on December 31, 2014.

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

Critical Accounting Estimates

There were no changes in the three month period ended September 30, 2013 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012. As discussed in that Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In 2012, the annual impairment test resulted in an impairment charge related to our U.S. Spine reporting unit, reducing goodwill in that reporting unit to $41.0 million. Accordingly, the estimated fair value of that reporting unit does not substantially exceed its carrying value. If the U.S. Spine reporting unit is not able to achieve its operating plans or if that market deteriorates beyond our expectations, we may have to record another goodwill impairment charge in the future. We have other reporting units with goodwill assigned to them. As of the annual impairment test in 2012, the estimated fair values for those reporting units substantially exceeded their carrying values.

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

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational improvement initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability claims;

•	our ability to protect proprietary technology and other intellectual property and claims for infringement of the intellectual property rights of third parties;

•	retention of our independent agents and distributors;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement strategic alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, we continued transitioning work to a third-party service provider to outsource certain finance functions that historically have been performed internally in multiple countries throughout Europe and in the U.S. We also continued centralizing other finance functions that historically have been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing operational excellence initiatives, and we plan to continue transitioning work to the service provider and the centralized finance departments over the remainder of 2013.

In connection with the outsourcing and centralization of finance functions and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 2013	—	$—	—	$553,912,488
August 2013	208,985	83.92	208,985	536,375,482
September 2013	—	—	—	536,375,482

Total	208,985	$83.92	208,985	$536,375,482

*	Includes repurchases made under the current program authorizing $1.5 billion of repurchases through December 31, 2014.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended September 30, 2013, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

ZIMMER HOLDINGS, INC.
(Registrant)

Date: November 12, 2013	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 12, 2013	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer