Form 10-K
period 2013-12-31
ZIMMER HOLDINGS INC
filed 2014-02-28
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $12,648,249,024 (based on the closing price of these shares on the New York Stock Exchange on June 28, 2013 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 14, 2014, 169,316,092 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2014 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

PART I

ITEM 1.	Business

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

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 80 percent of our net sales in 2013. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2013.

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

We utilize a network of sales associates, sales managers and support personnel, some of whom are employed or contracted by independent distributors and sales agencies. We invest a significant amount of time and expense in training sales associates in how to use specific products and how to best inform surgeons of product features and uses. Sales force representatives must have strong technical selling skills and medical education to provide technical support for surgeons.

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

Americas.    The Americas is our largest geographic segment, accounting for $2,619.8 million, or 57 percent, of 2013 net sales, with the U.S. accounting for 92 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

Europe.    The European geographic segment accounted for $1,212.6 million, or 26 percent, of 2013 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for 70 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore government

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific.    The Asia Pacific geographic segment accounted for $791.0 million, or 17 percent, of 2013 net sales, with Japan being the largest market within this segment, accounting for 44 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. These sales associates cover over 7,000 hospitals in the region. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In 2012, we opened a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

SEASONALITY

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

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

Orthopaedic Reconstructive Implants

Knees

Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articular surface (placed on the tibial tray). Knee replacement surgeries include first-time, or primary, joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side, or compartment, of the knee with a unicompartmental knee prosthesis. Our knee portfolio also includes early intervention and joint preservation products, which seek to preserve the joint by repairing or regenerating damaged tissues and by treating osteoarthritis.

Our significant knee brands include the following:

•	Persona® The Personalized Knee System
•	NexGen® Complete Knee Solution
•	Natural-Knee® II System
•	Innex® Total Knee System
•	Zimmer® Unicompartmental Knee System
•	Zimmer® Patient Specific Instruments
•	Zimmer® Segmental System
•	Gel-One®[1] Cross-linked Hyaluronate
•	DeNovo® NT Natural Tissue Graft

Hips

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

Our significant hip brands include the following:

•	Zimmer® M/L Taper Hip Prosthesis and Zimmer M/L Taper Hip Prosthesis with Kinectiv® Technology
•	Alloclassic® (Zweymüller®) Hip System
•	CLS® Spotorno® Hip System and CLS Brevius® Hip Stem with Kinectiv Technology
•	Fitmore® Hip Stem
•	Avenir® Müller Stem
•	Continuum® Acetabular System
•	Trilogy® IT Acetabular System
•	Allofit® IT Alloclassic® Acetabular System
•	Trabecular MetalTM Modular Acetabular System

Extremities

Our extremity portfolio, primarily shoulder and elbow products, is designed to treat arthritic conditions, soft tissue injuries and fractures.

Our significant extremity brands include the following:

•	Trabecular Metal Reverse Shoulder System
•	Bigliani/Flatow® Complete Shoulder Solution Family
•	Zimmer® Anatomical Shoulder™ System
•	Zimmer® Trabecular Metal Total Ankle
•	Coonrad/Morrey Total Elbow
•	Nexel® Total Elbow

Dental

Our dental products division manufactures and/or distributes: (1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth;

1 Registered trademark of Seikagaku Corporation

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

(2) dental prosthetic products – aimed at providing a more natural restoration to resemble the original teeth; and (3) dental regenerative products – for soft tissue and bone rehabilitation.

Our significant dental brands include the following:

•	Tapered Screw-Vent® Implant System
•	Zimmer® Hex-Lock® Contour Abutment and Restorative Products
•	Puros® Allograft Products[2]

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

Surgical

We develop, manufacture and market products that support reconstructive, trauma, spine and dental implant procedures, with a focus on bone cements, surgical wound site management, blood management and fluid waste management.

Our significant surgical brands include the following:

•	Transposal® and Transposal Ultra® Fluid Waste Management Systems
•	PALACOS®[3] Bone Cement
•	A.T.S.® Automatic Tourniquet Systems
•	Pulsavac® Plus, Pulsavac Plus AC and Pulsavac Plus LP Wound Debridement Systems
•	Zimmer® Universal Power System

2 Manufactured for Zimmer Dental Inc. by RTI Biologics in Alachua, FL and Tutogen Medical GmbH, Germany (an RTI Biologics, Inc. company)

3 Registered trademark of Heraeus Medical GmbH

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

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Montreal, Canada; Beijing, China; Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Philadelphia, Pennsylvania; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2013, we employed nearly 1,000 research and development employees worldwide.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

Further, we are subject to various federal, state and foreign laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, as well as the Physician Payments Sunshine Act and similar state and healthcare professional payment transparency laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general and various foreign government agencies. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act. Our global operations are also subject to foreign anti-corruption laws, such as the UK Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively.

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

COMPETITION

The orthopaedics and broader musculoskeletal care industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: the DePuy Synthes Companies of Johnson & Johnson, Stryker Corporation, Biomet, Inc., and Smith & Nephew plc.

In the Americas geographic segment, we and the DePuy Synthes Companies, Stryker Corporation, Biomet, Inc., and Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc) account for a large majority of the total reconstructive and trauma implant sales. There are also many smaller competitors actively engaging in this market. Some of these smaller competitors have success by focusing on smaller subsegments of the industry.

The European reconstructive implant and trauma product markets are more fragmented than those markets in the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Aesculap AG

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

(a subsidiary of B. Braun), Waldemar LINK GmbH & Co., KG and Mathys AG, which, in addition to the global competitors, compete with us. Many hip implants sold in Europe are products developed specifically for the European market. We intend to continue to develop and produce specially tailored products to meet specific European needs.

In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with the DePuy Synthes Companies, Stryker Corporation, Smith & Nephew plc and Biomet, Inc., as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the more developed healthcare markets in the Asia Pacific region.

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

Competition within the industry is primarily based on technology, innovation, quality, price, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

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

EMPLOYEES

As of December 31, 2013, we employed approximately 9,500 employees worldwide, including nearly 1,000 employees dedicated to research and development. Approximately 5,200 employees are located within the U.S. and approximately 4,300 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 3,900 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs approximately 1,600 employees.

Approximately 180 U.S. employees are members of a trade union covered by a collective bargaining agreement. We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2015.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 20, 2014.

Name	Age	Position
David C. Dvorak	50	President and Chief Executive Officer
James T. Crines	54	Executive Vice President, Finance and Chief Financial Officer
Joseph A. Cucolo	54	President, Americas
Derek M. Davis	45	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Katarzyna Mazur-Hofsaess, M.D., Ph.D.	50	President, Europe, Middle East and Africa
Stephen H.L. Ooi	60	President, Asia Pacific
Chad F. Phipps	42	Senior Vice President, General Counsel and Secretary

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

Mr. Cucolo was appointed President, Americas in September 2012. He is responsible for sales and management of the direct and indirect sales channels in the Americas region, including the United States, Canada and Latin America. From 1997 until he joined Zimmer as President, Americas, Mr. Cucolo was sole owner and President of Zimmer New England, Inc., an independent third-party distributor of Zimmer products in the northeast region of the United States. Prior to that, Mr. Cucolo was employed by Zimmer as a sales representative and territory manager in the New York area from 1987 to 1997.

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

Dr. Mazur-Hofsaess was appointed President, Europe, Middle East and Africa in April 2013. She is responsible for the sales, marketing and distribution of products in the European, Middle Eastern and African (EMEA) regions. Dr. Mazur-Hofsaess joined Zimmer in February 2010 as Senior Vice President, EMEA Sales and Marketing and was appointed President, EMEA Reconstructive in February 2012. She has approximately 20 years’ experience within the pharmaceutical, diagnostics and medical device sectors. Prior to joining Zimmer, Dr. Mazur-Hofsaess served as Vice President, Diagnostics – Europe of Abbott Laboratories from 2001.

Mr. Ooi was appointed President, Asia Pacific in December 2005. He is responsible for the sales, marketing and distribution of products in the Asia Pacific region. Prior to that, he had served as President, Australasia since September 2003. Mr. Ooi joined Zimmer in 1986.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary in May 2007. He has global responsibility for our legal affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees our Corporate Compliance, Government Affairs, Corporate Marketing and Communications and Public Relations activities. From December 2005 to May 2007, he served as Associate General Counsel and Corporate Secretary. Prior to that, he had served as Associate Counsel and Assistant Secretary since September 2003. Mr. Phipps joined Zimmer in 2003.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

The U.S. healthcare reform legislation includes provisions that may materially adversely affect our business and results of operations.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), was signed into law in March 2010 and mandates health insurance coverage and other healthcare reforms with staggered effective dates from 2010 to 2018. As part of the Affordable Care Act, in January 2013 we began paying a 2.3 percent medical device excise tax on the vast majority of our U.S sales. We continue to identify ways to reduce spending in other areas to offset the earnings impact due to the tax. We are not able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement under the Affordable Care Act and other legislation. Nor are we able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The medical device excise tax regulations and subsequent guidance from the U.S. Department of Treasury have not lessened the burden of complying with the excise tax statute. In addition, without the implementation of proper safeguards, the Affordable Care Act’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on some of our medical device products and reduce utilization of hospital procedures that use our products. Accordingly, while it is still too early to fully understand and predict the full impact of the Affordable Care Act on our business, ongoing implementation could have a material adverse effect on our results of operations and cash flows.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

If we fail to comply with healthcare fraud and abuse laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Our industry is subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including the federal False Claims Act, the federal Anti-Kickback Statute, the federal Stark law, the federal Physician Payments Sunshine Act and similar state and foreign laws. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs. The interpretation and enforcement of these laws and regulations are uncertain and subject to rapid change.

The “conflict minerals” rule may adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, may increase our costs, cause our profitability to decline and harm our reputation.

We are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. U.S. public companies that manufacture products that contain conflict minerals that are necessary to the functionality or production of their products must annually disclose whether the minerals in their products originated from one of these countries and the procedures employed to determine the sourcing of such minerals. These requirements became effective for the 2013 calendar year, with initial disclosure reports due in May 2014. We are incurring costs to comply with this rule, including for diligence in regard to the sources of any conflict minerals used in our products. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict-free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to sufficiently verify the origin of all conflict minerals used in our products. This rule also could have the effect of limiting the pool of suppliers from which we source these minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in more than 100 countries and derived almost 50 percent of our net sales in 2013 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Challenging global economic conditions could adversely affect our results of operations.

Since 2008, the global economy has been impacted by an ongoing series of financial crises. Although the U.S. economy is recovering, unemployment remains high and consumer confidence remains low, resulting in reduced numbers of insured patients and the deferral of elective reconstructive procedures. Global economic conditions, particularly in Europe, our second-largest operating segment, remain uncertain. We believe that European austerity measures implemented to address the ongoing financial crisis contributed to decreased healthcare utilization and increased pricing pressure for some of our products. We cannot assure you that challenges in the global economy will not continue to negatively impact procedure volumes, average selling prices and reimbursement rates from third-party payors, any of which could adversely affect our results of operations. In addition, we have experienced delays in the collection of receivables from hospitals in certain countries that have national healthcare systems, including certain regions in Spain, Italy, Greece and Portugal, which are the countries most directly affected by the Euro zone crisis. Repayment of these receivables is dependent upon the financial stability of the economies of those countries. Further, there are concerns for the overall stability and suitability of the Euro as a single currency. Continuing high unemployment in the U.S., a worsening of the European financial situation or a failure to receive payment of all or a significant portion of our European receivables could adversely affect our results of operations.

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

We are substantially dependent on patent and other proprietary rights, and failing to protect such rights or to be successful in litigation related to our rights or the rights of others may result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and other proprietary rights against others.

Claims of intellectual property infringement and litigation regarding patent and other intellectual property rights are commonplace in our industry and are frequently time consuming and costly. At any given time, we may be involved as either plaintiff or defendant in a number of patent infringement actions, the outcomes of which may not be known for prolonged periods of time. While it is not possible to predict the outcome of patent and other intellectual property litigation, such litigation could result in our payment of significant monetary damages and/or royalty payments, negatively impact our ability to sell current or future products, or prohibit us from enforcing our patent and proprietary rights against others, which could have a material adverse effect on our business and results of operations.

Patents and other proprietary rights are essential to our business. We rely on a combination of patents, trade secrets and non-disclosure and other agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, these patents, trade secrets and other agreements may not adequately protect our intellectual property. Further, our currently pending or future patent applications may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable or insufficiently

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all.

In addition, intellectual property rights may be unavailable or of limited effect in some foreign countries. If we do not obtain sufficient international protection for our intellectual property, our competitiveness in international markets could be impaired, which could limit our growth and revenue.

We also attempt to protect our trade secrets, proprietary know-how and continuing technological innovation with security measures, including the use of non-disclosure and other agreements with our employees, consultants and collaborators. We cannot be certain that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or proprietary knowledge.

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

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, and the increasing need to protect patient and customer information. In addition, third parties may attempt to hack into our products or systems and may obtain data relating to patients with our products or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other healthcare professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. While we have invested heavily in the protection of data and information technology, there can be no assurance that our process of consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology will be successful or that systems issues will not arise in the future.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

•	we may not recognize expected cost savings or the anticipated benefits of acquisitions or strategic alliances;
•	our acquisition candidates or strategic partners may have unexpected liabilities or prove unable to meet their obligations to us or the joint venture; and
•	the priorities of our strategic partners may prove incompatible with ours.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

ITEM 2.	Properties

We have the following properties:

Location	Use	Owned /Leased	Square Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	83,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	125,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Southaven, Mississippi	Distribution Center	Leased	189,000
Dover, Ohio	Research & Development, Manufacturing &	Owned	138,000
	Warehousing	Leased	64,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Institute	Leased	132,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	71,000
Sydney, Australia	Offices & Warehousing	Leased	60,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Beijing, China	Offices & Manufacturing	Leased	89,000
Shanghai, China	Offices & Warehousing	Leased	52,000
Etupes, France	Offices, Manufacturing & Warehousing	Owned	90,000
Saint Priest, France	Offices & Warehousing	Leased	13,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	75,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	55,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	20,000
Seoul, Korea	Offices & Warehousing	Leased	34,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	225,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	30,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	425,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	10,000

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

ITEM 4.	Mine Safety Disclosures

Not Applicable.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2013 and 2012 are set forth as follows:

Quarterly High-Low Share Prices and Declared Dividends	High	Low	Declared Dividends
Year Ended December 31, 2013:
First Quarter	$76.75	$67.34	$0.20
Second Quarter	$81.92	$72.31	$0.20
Third Quarter	$85.08	$74.85	$0.20
Fourth Quarter	$93.70	$80.55	$0.20

Year Ended December 31, 2012:
First Quarter	$64.81	$52.70	$–
Second Quarter	$66.41	$58.23	$0.18
Third Quarter	$67.90	$57.46	$0.18
Fourth Quarter	$69.09	$61.97	$0.18

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The number of holders of our common stock on February 14, 2014 was approximately 233,201. On February 14, 2014, the closing price of the common stock, as reported on the New York Stock Exchange, was $96.07 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs (1)
October 2013	245,000	$87.95	245,000	$514,828,590
November 2013	791,099	89.39	791,099	444,111,051
December 2013	1,631,684	90.90	1,631,684	295,789,806

Total	2,667,783	$90.18	2,667,783	$295,789,806

(1)	Includes repurchases made under a program authorizing $1.5 billion of repurchases through December 31, 2014. In December 2013, our Board of Directors authorized a new share repurchase program effective January 1, 2014. The new share repurchase program authorizes purchases of up to $1.0 billion with no expiration date. No further purchases will be made under the previous share repurchase program.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

ITEM 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

	2013	2012	2011	2010	2009
STATEMENT OF EARNINGS DATA
Net sales	$4,623.4	$4,471.7	$4,451.8	$4,220.2	$4,095.4
Net earnings of Zimmer Holdings, Inc.	761.0	755.0	760.8	596.9	717.4
Earnings per common share
Basic	$4.49	$4.32	$4.05	$2.98	$3.34
Diluted	4.43	4.29	4.03	2.97	3.32
Dividends declared per share of common stock	$0.80	$0.54	$0.18	$–	$–
Average common shares outstanding
Basic	169.6	174.9	187.6	200.0	215.0
Diluted	171.8	176.0	188.7	201.1	215.8
BALANCE SHEET DATA
Total assets	$9,580.6	$9,012.4	$8,515.3	$7,999.9	$7,785.5
Long-term debt	1,672.3	1,720.8	1,576.0	1,142.1	1,127.6
Other long-term obligations	576.6	559.3	557.4	384.0	328.5
Stockholders’ equity	6,300.1	5,866.3	5,514.8	5,771.3	5,638.7

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

EXECUTIVE LEVEL OVERVIEW

2013 Results

Our 2013 sales results reflected increased growth as compared with 2012 trends. Sales from new product introductions, such as Persona The Personalized Knee System and the Transposal Fluid Waste Management System, as well as a stable or slightly improved joint replacement market, drove sales volume and product mix growth. This was partially offset by continued pricing pressure, as well as negative effects from changes in foreign currency exchange rates.

Our gross profit declined slightly in 2013 compared to 2012. We realized lower gross margins caused by excess and obsolete inventory charges for products we intend to discontinue, as well as a higher mix of lower margin product and geographic revenues.

Operating expenses increased by $2.6 million in 2013, while operating expenses as a percentage of sales decreased in 2013 relative to 2012. We incurred higher selling expenses, “Certain claims” and “Special items” in 2013 relative to 2012, but we did not incur a goodwill impairment charge in 2013, whereas in 2012 we recorded a $96.0 million goodwill impairment charge. The selling expense increase was due to sales growth. “Certain claims” expense is a provision for estimated liabilities to Durom Cup patients undergoing revision surgeries. “Special items” are primarily related to our quality and operational excellence initiatives, which are intended to improve our future operating results and include centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and information technology systems.

Our effective tax rate (ETR) benefited from changes in the mix of income between taxing jurisdictions. The significant expenses for our excess and obsolete inventory charges, “Certain claims” and “Special items” were primarily incurred in jurisdictions with higher rates of tax, which lowered taxable income in those jurisdictions.

Sales increased 3 percent in 2013 relative to 2012, while net earnings increased 1 percent. Net earnings grew at a slower pace than sales primarily due to lower gross profit.

2014 Outlook

We estimate our net sales will grow between 2.5 and 4.5 percent in 2014. This assumes the market for knee and hip procedures will remain stable and grow in the low to mid-

single digits. We expect pricing to have a negative effect on sales growth of between 2 and 3 percent, and foreign currency exchange rates to have a negative effect on sales growth of between 0 and 1 percent based upon December 31, 2013 rates.

Assuming currency rates remain at December 31, 2013 levels, we expect our gross margin to be between 73 and 74 percent of sales in 2014. This range assumes that foreign currency hedge gains will be higher in 2014 than in 2013. The range also takes into consideration the full year impact of the 2.3 percent medical device excise tax on a majority of our U.S. sales. Pursuant to the tax regulations, the excise tax is imposed on the first sale in the U.S. by the manufacturer, producer or importer of a medical device to either a third party or an affiliated distribution entity. We distribute a majority of our musculoskeletal products through an affiliated distribution entity. Under U.S. Generally Accepted Accounting Principles (GAAP), excise taxes incurred to transfer inventory to its current location can be included in the cost of the inventory. Accordingly, a majority of the excise tax will be capitalized in inventory and the expense will be deferred until that inventory is sold on a first-in first-out basis. Based upon the levels of inventory we were carrying before the medical device excise tax was effective, we did not recognize any of the excise tax until the fourth quarter of 2013. The excise tax is derived from a constructive sales price, as defined by U.S. tax law and Internal Revenue Service (IRS) guidance. Prior to the medical device excise tax effective date, the IRS issued interim rules (see IRS Notice 2012-77) that provide, among other things, that medical device manufacturers selling to an affiliated distribution entity may apply a 28.75% discount off retail selling prices when computing the tax base. We are in discussions with the IRS as to what an appropriate constructive sales price should be under IRS excise tax regulations and our specific business model. As a result of our discussions with the IRS, our ultimate medical device excise tax may differ from the amount determined under Notice 2012-77. We estimate the cost in 2014 will be approximately $10 million per quarter. Since we recognize the medical device excise tax as a part of the cost of inventory, the amount expensed in any particular quarter will vary according to U.S. sales levels in that quarter.

We expect to continue making investments in research and development (R&D) of between 4 and 4.5 percent of sales in 2014. Selling, general and administrative expenses (SG&A) as a percentage of sales is expected to be between 38.5 and 39 percent in 2014 as we realize efficiencies from our quality and operational excellence initiatives and further leverage revenue growth.

We expect to incur approximately $250 million of expenses in 2014 related to our quality and operational excellence initiatives and integration costs from recent acquisitions. The quality and operational excellence programs are intended to improve our future operating results and include centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and information technology systems. We expect to recognize the

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

majority of these expenses in “Special items” on our statement of earnings, but some will be related to inventory and be reflected in costs of products sold.

Assuming variable interest rates remain at December 31, 2013 levels, we expect interest income and expense, net, to be similar to 2013.

We expect our ETR to increase in 2014 relative to 2013, as we do not anticipate certain significant costs, such as excess and obsolete inventory charges and “Certain claims”

that were incurred in jurisdictions with higher tax rates, to recur, thus increasing the profit in those higher tax jurisdictions.

Based upon the above, we expect reported net earnings and diluted earnings per share to increase in a range of approximately 13 to 17 percent in 2014 relative to 2013, stemming from anticipated higher sales and an improved gross margin.

RESULTS OF OPERATIONS

Net Sales by Reportable Segment

The following tables present net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2013	2012	% Inc/(Dec)		Price
Americas	$2,619.8	$2,476.3	6%	8%	(2)%	–%
Europe	1,212.6	1,177.4	3	2	(1)	2
Asia Pacific	791.0	818.0	(3)	8	(1)	(10)

Total	$4,623.4	$4,471.7	3	7	(2)	(2)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2012	2011	% Inc/(Dec)		Price
Americas	$2,476.3	$2,440.8	1%	4%	(2)%	(1)%
Europe	1,177.4	1,214.5	(3)	4	(1)	(6)
Asia Pacific	818.0	796.5	3	5	(2)	–

Total	$4,471.7	$4,451.8	–	4	(2)	(2)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2013	2012	% Inc (Dec)		Price
Reconstructive
Knees	$1,909.9	$1,833.8	4%	7%	(2)%	(1)%
Hips	1,330.5	1,342.0	(1)	3	(2)	(2)
Extremities	193.8	173.8	11	14	(2)	(1)

Total	3,434.2	3,349.6	3	6	(2)	(1)

Dental	239.3	237.7	1	–	–	1
Trauma	315.6	307.9	2	6	(1)	(3)
Spine	202.3	208.9	(3)	(1)	(2)	–
Surgical and other	432.0	367.6	18	21	–	(3)

Total	$4,623.4	$4,471.7	3	7	(2)	(2)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2012	2011	% Inc (Dec)		Price
Reconstructive
Knees	$1,833.8	$1,835.9	–%	4%	(2)%	(2)%
Hips	1,342.0	1,355.6	(1)	4	(3)	(2)
Extremities	173.8	163.4	6	9	(1)	(2)

Total	3,349.6	3,354.9	–	4	(3)	(1)

Dental	237.7	248.1	(4)	(4)	2	(2)
Trauma	307.9	285.8	8	10	(1)	(1)
Spine	208.9	225.0	(7)	(2)	(4)	(1)
Surgical and other	367.6	338.0	9	10	–	(1)

Total	$4,471.7	$4,451.8	–	4	(2)	(2)

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012 and 2011, these products were included in the Surgical and other product category. Net sales in the years ended December 31, 2012 and 2011 related to these products have been reclassified to conform to the 2013 presentation.

The following table presents net sales by product category by region (dollars in millions):

Year Ended December 31,	2013	2012	2011	2013 vs. 2012 % Inc (Dec)	2012 vs. 2011 % Inc (Dec)
Reconstructive
Knees
Americas	$1,135.3	$1,077.9	$1,078.3	5%	–
Europe	468.3	447.3	462.6	5	(3)
Asia Pacific	306.3	308.6	295.0	(1)	5
Hips
Americas	621.0	606.7	600.7	2	1
Europe	445.0	446.0	470.5	–	(5)
Asia Pacific	264.5	289.3	284.4	(9)	2
Extremities
Americas	148.1	133.8	125.0	11	7
Europe	34.0	29.0	27.5	17	6
Asia Pacific	11.7	11.0	10.9	7	1

Total	3,434.2	3,349.6	3,354.9	3	–

Dental
Americas	141.6	137.8	134.7	3	2
Europe	78.6	79.8	85.3	(2)	(6)
Asia Pacific	19.1	20.1	28.1	(5)	(29)
Trauma
Americas	155.6	155.2	145.5	–	7
Europe	76.4	69.5	63.5	10	10
Asia Pacific	83.6	83.2	76.8	–	8
Spine
Americas	129.6	140.0	150.9	(7)	(7)
Europe	49.8	49.3	53.5	1	(8)
Asia Pacific	22.9	19.6	20.6	17	(5)
Surgical and other
Americas	288.6	224.9	205.7	28	9
Europe	60.5	56.5	51.6	7	10
Asia Pacific	82.9	86.2	80.7	(4)	7

Total	$4,623.4	$4,471.7	$4,451.8	3	–

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 7 percentage points of year-over-year sales growth in 2013, which is a higher growth rate than experienced in 2012 compared to 2011. In 2013, accelerated growth was fueled by the introduction of new products, such as Persona The Personalized Knee System and the Transposal Fluid Waste Management System.

We believe procedure volumes in the broader musculoskeletal market remained stable or improved slightly in 2013 relative to 2012. We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, demand for clinically proven premium products and patient specific devices will continue to positively affect sales growth in markets that recognize the value in these advanced technologies.

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales during 2013. Our Americas and Europe reporting segments and certain countries in our Asia Pacific reporting segment continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For 2014, we estimate that selling prices will decline slightly more than they did in 2013 due to a biennial price adjustment in Japan in the second quarter of 2014 along with some moderately weaker pricing in Europe. Overall, we estimate prices will have a negative effect of 2 to 3 percent on year-over-year sales in 2014.

Foreign Currency Exchange Rates

For 2013, foreign currency exchange rates resulted in a 2 percent decrease in sales, primarily from the strengthening of the U.S. Dollar versus the Japanese Yen in the period. If foreign currency exchange rates remain consistent with December 31, 2013 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales in 2014 of 0 to 1 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Knees

Knee sales increased 4 percent in 2013 compared to flat sales in 2012. Our Knee product category has benefited from new product introductions, such as Persona The Personalized Knee System and early intervention products, as well as increased procedure volumes in the market. We are cautiously optimistic that volume/mix trends will continue to remain stable in 2014.

In 2013, we continued a broader launch of Persona The Personalized Knee System. We intend to continue to deploy implant and instrument sets to all geographic regions during 2014 and beyond. In the meantime, our NexGen Complete Knee Solution product line is still our leading knee system in terms of sales. Products driving growth in this category in 2013 in addition to Persona The Personalized Knee System included Zimmer Patient Specific Instruments, the Zimmer Unicompartmental High Flex Knee and our early intervention products.

In Europe, changes in foreign currency exchange rates affected knee sales in 2013 and 2012 by positive 2 percent and negative 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates had a negative 9 percent effect on knee sales in 2013 and a minimal effect in 2012.

Hips

Hip sales declined by 1 percent in each of the last two years. We believe that industry procedure volumes were stable or improved slightly in 2013, while pricing was negative. As compared to our Knee product category, our overall Hip product category is more exposed to certain negative factors in Europe and Asia Pacific, as we derive a higher percentage of total hip sales in those regions when compared to our Knee business. More specifically, Europe continues to be a difficult market with government budget constraints. In Asia Pacific, the strengthening of the U.S. Dollar versus the Japanese Yen caused a significant decline in Asia Pacific hip sales in 2013.

In Europe, changes in foreign currency exchange rates affected hip sales in 2013 and 2012 by positive 2 percent and negative 6 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates affected hip sales in 2013 and 2012 by negative 11 percent and positive 1 percent, respectively.

Leading hip stem sales were the Zimmer M/L Taper Hip Prosthesis, the Zimmer M/L Taper Hip Prosthesis with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System and the Alloclassic Zweymüller Hip Stem. Products experiencing growth in this category included the Wagner SL Revision® Hip Stem, the Continuum Acetabular System, the Trilogy IT Acetabular System, the Allofit IT Alloclassic Acetabular System, Vivacit-E® Highly Crosslinked Polyethylene Liners and BIOLOX®4 delta Heads.

Extremities

Extremities delivered solid sales growth the past two years. The Zimmer Trabecular Metal Reverse Shoulder System, the Sidus® Stem-Free Shoulder and the Zimmer Trabecular Metal Total Ankle drove sales growth. Trabecular Metal Technology continues to be an effective way to address clinical needs in the extremities market. Additionally, our acquisition of NORMED Medizin-Technik GmbH in June 2013 contributed to growth in this product category.

4 Registered trademark of CeramTec GmbH

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Dental

Dental sales increased 1 percent in 2013 after a 4 percent decline in 2012. While the Americas dental sales increased in 2012, the overall performance of our dental franchise was impacted by several factors, including softening in certain international markets and lower inventory levels maintained by our stocking distributors. In 2013, the effects of those negative factors in 2012 were less pronounced which resulted in slightly improved sales of dental reconstructive implants and digital solutions, offset by decreases in restorative products and regenerative products. We believe the dental market continues to be challenged both in the U.S. and internationally. Dental sales in 2013 were led by the Tapered Screw-Vent Implant System.

Trauma

Trauma sales increased by 2 percent and 8 percent in 2013 and 2012, respectively, compared to the same prior year periods. In this product category, changes in foreign exchange rates had a greater negative impact on 2013 sales than in our other product categories due to the geographic mix of our Trauma sales revenue. The Zimmer Natural Nail System continued to increase sales significantly. However, this increase was partially at the expense of our other intramedullary nail systems. In addition to the Zimmer Natural Nail System, the Zimmer Periarticular Locking Plates System led trauma sales.

Spine

We experienced mid-single digit sales declines in Spine each of the past two years. This product category continues to face challenges related to pricing pressure and payor approval. In 2013, solid sales of the PathFinder NXT Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys Dynamic Stabilization System, the Trinica Select Anterior Cervical Plate System and other spine products.

Surgical and other

Surgical and other jumped to an 18 percent sales increase in 2013 after a 9 percent increase in 2012. The primary driver of sales growth in this product category was the Transposal Fluid Waste Management System, which we acquired through our acquisition of Dornoch Medical Systems, Inc. in October 2012. Other contributing products were PALACOS®5 Bone Cement, tourniquets and wound debridement devices.

5 Registered trademark of Heraeus Medical GmbH

The following table presents estimated* 2013 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Market Share	Zimmer Market Position
Reconstructive
Knees	$7.5	3%	26%	1
Hips	6.4	3	21	2
Extremities	1.7	11	12	5

Total	$15.6	4	22	1

Dental	$3.3	1	7	5
Trauma	$5.7	3	6	4
Spine***	$8.8	1	2	7

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

*** Spine includes related orthobiologics

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2013	2012	2011	2013 vs. 2012 Inc (Dec)	2012 vs. 2011 Inc (Dec)
Cost of products sold	27.8%	25.2%	25.2%	2.6	–
Research and development	4.4	5.0	5.4	(0.6)	(0.4)
Selling, general and administrative	39.7	40.4	41.2	(0.7)	(0.8)
Certain claims	1.0	0.3	3.5	0.7	(3.2)
Goodwill impairment	–	2.1	–	(2.1)	2.1
Special items	4.7	3.5	1.7	1.2	1.8
Operating margin	22.4	23.4	23.0	(1.0)	0.4

Cost of Products Sold

The following table sets forth the factors that contributed to the gross margin changes in each of 2013 and 2012 compared to the prior year:

Year Ended December 31,	2013	2012
Prior year gross margin	74.8%	74.8%
Lower average selling prices	(0.4)	(0.5)
Average cost per unit	(1.2)	(0.1)
Excess and obsolete inventory	(0.2)	(0.1)
Discontinued products and other certain excess and obsolete inventory charges	(1.0)	–
Certain inventory and manufacturing related charges related to quality	(0.3)	–
Foreign currency exchange impact, net	0.5	0.4
Inventory step-up	(0.1)	0.2
Other	0.1	0.1

Current year gross margin	72.2%	74.8%

The decrease in gross margin in 2013 was primarily due to higher average costs per unit sold as a result of changes in product and geographic mix and increased excess and obsolescence charges related to products we intend to discontinue. Additionally, lower average selling prices and certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts reduced gross margin. These negative effects were partially

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

offset by hedge gains recorded in 2013 from our foreign currency hedging program versus hedge losses recorded in 2012. The gains were primarily the result of the U.S. Dollar strengthening against the Japanese Yen. Under the program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects earnings.

Gross margin was the same in 2012 compared to 2011. Our foreign currency hedging program also had a favorable impact on gross margin in 2012. Additionally, lower inventory step-up charges from acquisitions were recognized in 2012 when compared to 2011 based on the timing of acquisitions. This favorability was offset by the effect of lower prices on gross margin.

Operating Expenses

R&D expenses and R&D as a percentage of sales have declined in the last three years. The lower spending reflected a natural decline from certain large projects that achieved full commercialization, including Persona The Personalized Knee System, and a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2014 to be between 4 and 4.5 percent of sales.

SG&A expenses increased, but SG&A as a percentage of sales decreased in 2013 compared to 2012. The dollar increase was primarily due to higher selling and distribution expenses from higher sales and increased intangible asset amortization from acquisitions. This was partially offset by lower bad debt expenses as well as lower legal expenses due to the conclusion of certain matters for which we are no longer incurring legal expenses, as well as normal variations in the phases of litigation, including product liability litigation. As a percentage of sales, SG&A decreased 70 basis points in 2013 as our quality and operational excellence initiatives have produced lower variable and fixed costs in SG&A as well as the natural leverage that occurs when sales increase against our fixed costs, such as fixed intangible asset amortization from past acquisitions.

In 2012, SG&A decreased in dollar terms and as a percent of sales. Changes in foreign currency exchange rates due to the strengthening of the U.S. Dollar relative to 2011 rates lowered SG&A expense, especially in Europe. Absent the effects of foreign currency exchange rates, selling and distribution expenses were higher due to higher sales. Other unfavorable items included increased intangible asset amortization from business combinations, higher employee recruiting and relocation costs, increased legal costs and higher bad debt expense. These were offset by favorable product liability claims, lower instrument excess and obsolescence charges and lower advertising spend. SG&A as a percent of sales decreased 80 basis points in 2012 compared to 2011 for similar reasons noted in 2013.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded expense of $15.0 million, $157.8 million, $75.0 million, $35.0 million and $69.0 million during 2012, 2011,

2010, 2009 and 2008, respectively. We recorded additional expense of $47.0 million in 2013, bringing the total recorded expense to $398.8 million for these claims, excluding a subset of Durom Cup claims that were recorded in SG&A. The additional expense recorded in 2013 was driven primarily by more estimated claims than were previously expected. The additional expense in 2012 was primarily for more estimated claims outside the U.S. than were previously expected, as well as higher estimated legal costs. For more information regarding these claims, see Note 19 to the consolidated financial statements.

In connection with our annual goodwill impairment test performed in the fourth quarter of 2012, we noted that the carrying values of the net assets of our U.S. Spine reporting unit were in excess of the reporting unit’s estimated fair value. As a result, we recorded a goodwill impairment charge of $96.0 million in 2012. We did not record a goodwill impairment charge in 2013, as our annual goodwill impairment test revealed that the carrying values of the net assets of our U.S. Spine reporting unit were less than their estimated fair value. For more information regarding goodwill impairment and the factors that led to the 2012 impairment, see Note 8 to the consolidated financial statements.

“Special items” have increased significantly in the past three years. We continue to implement our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our quality and operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements, certain litigation settlements, contract termination expenses and other items as “Special items.” See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes and Net Earnings

Interest income and expense, net, were similar in 2013 and 2012 after an increase from 2011. Interest expense increased in 2012 compared to 2011 primarily due to the $550 million offering of senior notes we completed in November 2012.

Our ETR on earnings before income taxes for the years ended December 31, 2013, 2012 and 2011 was 22.6 percent, 24.0 percent and 22.4 percent, respectively. The variation of our ETR has largely been affected by “Special items”, “Certain claims”, goodwill impairment charges and a $34.3 million benefit in 2012 from the recognition of deferred tax assets related to a legal entity restructuring. Higher “Special items” and “Certain claims” expense favorably affect our ETR because these expenses have mostly been incurred within jurisdictions with higher tax rates, resulting in lower taxable income in

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

these higher tax jurisdictions. Goodwill impairment negatively affects our ETR because no tax benefit is recorded on the charge. In 2013, in addition to the effect of “Special items” and “Certain claims,” our ETR benefited from the retroactive reinstatement of the R&D tax credit and other tax benefits applicable to us that applied to the 2012 and 2013 periods. Due to the timing of the extension and the applicable GAAP rules, we recognized the 2012 benefit in the 2013 period. Additionally, in 2011 our ETR was favorably impacted by the resolution of certain tax contingencies. The items discussed accounted for the majority of the variation in our ETRs in the past three years.

As a result of the revenues and expenses discussed previously, net earnings in 2013 increased 1 percent compared to 2012. In 2012, net earnings decreased 1 percent compared to 2011. Basic and diluted earnings per share increased 4 percent and 3 percent, respectively, in 2013 compared to 2012, while 2012 basic and diluted earnings per share increased 7 percent and 6 percent, respectively, compared to 2011. The disproportionate changes in earnings per share as compared to net earnings are attributed to the effect of share repurchases.

For our reporting segments, operating profit increased each year in the Americas and Asia Pacific while in Europe it has decreased over those same time periods. The increase in the Americas is indicative of increasing sales in the geographic region. In Europe and Asia Pacific, operating profit is impacted by foreign currency exchange rates. In Europe, the decline in operating profit from 2011 to 2012 was primarily related to a 3 percent decline in sales (a 6 percent decline due to changes in foreign currency exchange rates offset by a 3 percent increase from the combination of volume/mix and price). In 2013, while sales did increase by 3 percent (a 2 percent increase from changes in foreign currency exchange rates and 1 percent increase from the combination of volume/mix and price) the higher sales were largely offset by hedge losses recorded in the 2013 period versus hedge gains recorded in the 2012 period. Additionally, operating profit in Europe declined due to continuing price pressure in those markets as well as a change in the mix of sales to higher growth markets with lower operating profit margins. In Asia Pacific, the increase in operating profit from 2011 to 2012 was driven by higher sales. The increase in operating profit in Asia Pacific from 2012 to 2013 was driven by the 8 percent increase in sales from volume/mix. While changes in foreign currency exchange rates decreased sales by 10 percent in 2013 compared to 2012, this decline was largely offset by hedge gains recorded in 2013 versus hedge losses recorded in 2012.

Non-GAAP operating performance measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, inventory obsolescence charges associated with products we intend to discontinue, “Certain claims,” “Special items,” and any related effects on our income tax provision associated with these items in addition to certain other tax adjustments. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2013, 2012 and 2011 were $988.4 million, $932.5 million, and $905.6 million, respectively, and our non-GAAP adjusted diluted earnings per share were $5.75, $5.30, and $4.80, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

Year ended December 31,	2013	2012	2011
Net Earnings of Zimmer Holdings, Inc.	$761.0	$755.0	$760.8
Inventory step-up and other inventory and manufacturing related charges	70.5	4.8	11.4
Certain claims	47.0	15.0	157.8
Goodwill impairment	–	96.0	–
Special items	216.7	155.4	75.2
Taxes on above items and other certain tax adjustments*	(106.8)	(93.7)	(99.6)

Adjusted Net Earnings	$988.4	$932.5	$905.6

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Year ended December 31,	2013	2012	2011
Diluted EPS	$4.43	$4.29	$4.03
Inventory step-up and other inventory and manufacturing related charges	0.41	0.03	0.06
Certain claims	0.27	0.09	0.84
Goodwill impairment	–	0.54	–
Special items	1.26	0.88	0.40
Taxes on above items and other certain tax adjustments*	(0.62)	(0.53)	(0.53)

Adjusted Diluted EPS	$5.75	$5.30	$4.80

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $963.1 million in 2013, compared to $1,151.9 million in 2012. The principal source of cash from operating activities in 2013 was net earnings. Non-cash charges included in net earnings accounted for another $288.8 million of operating cash. All other items of operating cash flows in 2013 were outflows of $84.9 million of cash. The lower cash flows provided by operating activities in the 2013 period were primarily due to increases in inventory caused by the medical device excise tax and inventory investments to support new product launches. Additionally, cash flows were unfavorable compared to the

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

prior year due to spending on our quality and operational excellence initiatives. These unfavorable items were partially offset by lower product liability payments for Durom Cup claims, and lower funding required on our U.S. pension plans for 2013.

At December 31, 2013, we had 65 days of sales outstanding in trade accounts receivable, which was higher by one day compared to December 31, 2012. At December 31, 2013, we had 285 days of inventory on hand, a decrease of 16 days compared to December 31, 2012. We consider the changes in days of sales outstanding and days of inventory on hand as normal fluctuations for our business.

Cash flows used in investing activities were $282.5 million in 2013, compared to $592.1 million in 2012. Additions to instruments increased in 2013 due to purchases for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment was relatively consistent in 2013 relative to 2012, reflecting cash outlays necessary to complete new product-related investments and replace older machinery and equipment. In 2014, instrument additions are expected to be in a range of $200 to $210 million as part of our ongoing launch of Persona The Personalized Knee System. Property, plant and equipment additions are expected to be approximately $150 million in 2014, reflecting the cash outlays necessary to update and modernize our manufacturing capabilities and support new product developments and commercialization activities. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from year to year depending on the maturity of the debt securities and other cash and cash equivalent needs. In the past three years, we have made a number of business acquisitions including Knee Creations, LLC, NORMED Medizin-Technik GmbH, Dornoch Medical Systems, Inc., Synvasive Technology, Inc., ExtraOrtho, Inc., and certain foreign-based distributors.

Cash flows used in financing activities were $467.3 million in 2013, compared to $436.5 million in 2012. In 2013, we returned cash to our stockholders in the form of cash dividends of $132.4 million and share repurchases of $719.0 million. Additionally, an increase in our stock price in 2013 resulted in many employees exercising stock options, which provided us with additional cash. In 2012, we converted some of the outstanding debt under our senior credit facility to a term loan and we borrowed $100.0 million to repurchase shares as well as fund other corporate cash needs. In 2013, we paid off the amount we had borrowed under our senior credit facility.

In 2013, we declared cash dividends in each quarter of $0.20 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2013 dividend declarations equate to an annual rate of $0.80 per share, which represents an 11 percent increase over the 2012 annualized rate.

As discussed more completely in Note 15 to our consolidated financial statements, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we anticipate that within the next twelve months we may settle certain tax matters with the IRS, and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Such payments may be significant to our 2014 operating cash flows.

As discussed in Note 19 to the consolidated financial statements, we are defending a patent infringement lawsuit in which the trial court awarded the plaintiff $210.0 million in damages plus interest and attorneys’ fees. We have filed a Notice of Appeal and have not recorded a liability because we do not believe it is probable that we have incurred a loss. Although we believe we have strong grounds to reverse the trial court’s judgment, we could be required to pay $210.0 million plus interest and attorneys’ fees in the future.

Also as discussed in Note 19 to the consolidated financial statements, we have recorded a short-term liability of $50.0 million and long-term liability of $329.0 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next five years. We have also recorded a long-term receivable of $218.0 million that we expect to receive from insurance carriers once we reach our self-insured retention under our insurance programs.

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

Before our senior notes due November 30, 2014 become payable, we intend to issue new senior notes in order to pay the $250 million owed. If we are not able to issue new senior notes, we intend to borrow against our senior credit facility to pay these notes.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). There were no borrowings outstanding under the Senior Credit Facility at December 31, 2013.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2013. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee.

We have a term loan agreement (Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have available uncommitted credit facilities totaling $50.7 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2013, we had short-term and long-term investments in debt securities with a fair value of $807.7 million. These investments are in debt securities of many different issuers and therefore we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of December 31, 2013, $891.9 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $478.8 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

We may use excess cash to repurchase common stock under our share repurchase program. Effective January 1, 2014, we have a new share repurchase program that authorizes purchases of up to $1.0 billion with no expiration date. No further purchases will be made under the previous share repurchase program.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility or from the public and private debt markets are sufficient to meet our working capital, capital expenditure and debt service needs, as well as return cash to stockholders in the form of dividends and share repurchases. Should investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2014	2015 and 2016	2017 and 2018	2019 and Thereafter
Long-term debt	$1,664.5	$250.0	$112.4	$2.1	$1,300.0
Interest payments	1,045.5	68.1	131.7	126.4	719.3
Operating leases	192.1	47.6	66.9	36.4	41.2
Purchase obligations	8.0	8.0	–	–	–
Other long-term liabilities	398.2	–	136.4	103.2	158.6

Total contractual obligations	$3,308.3	$373.7	$447.4	$268.1	$2,219.1

$21.4 million of the other long-term liabilities on our balance sheet as of December 31, 2013 are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2014. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

Also included in other long-term liabilities on our balance sheet are liabilities related to unrecognized tax benefits and corresponding interest and penalties thereon. Due to the uncertainties inherent in these liabilities, such as the ultimate timing and resolution of tax audits, we are unable to reasonably estimate the amount or period in which potential tax payments related to these positions will be made. Therefore, this table does not include any obligations related to unrecognized tax benefits. Additionally, other long-term liabilities on our balance sheet include long-term deferred tax liabilities, primarily related to intangible assets acquired in business combinations and fixed assets. We have excluded these liabilities from this table as well, as they do not represent liabilities that will be settled in cash. See Note 15 to our consolidated financial statements for further information on these tax-related accounts.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, to maintain exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table. These payments could range from $0 to $45 million.

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

In addition to our general product liability, we have recorded provisions totaling $450.2 million related to the Durom Cup, including $47.0 million in 2013. See Note 19 to our consolidated financial statements for further discussion of the Durom Cup.

Goodwill and Intangible Assets – We evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable. We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable. Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets. As such, these fair value measurements use significant unobservable inputs. Changes to these assumptions could require us to record impairment charges on these assets.

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

As a result, we recorded a goodwill impairment charge for the U.S. Spine reporting unit of $96.0 million in 2012. See Note 8 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges and the factors that could lead to further impairment. In 2013, we employed a similar combination of

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

income and market approaches to estimate this reporting unit’s fair value and determined there was no impairment charge in 2013.

We have five other reporting units with goodwill assigned to them. We estimated the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit, or by doing a qualitative assessment of changes in fair value from the prior year’s income approach. Since in the past we have incurred goodwill impairment charges for our U.S. Spine reporting unit, which required us to decrease goodwill to its implied fair value, the estimated fair value of this reporting unit did not substantially exceed its carrying value. Additionally, due to challenging market conditions associated with our U.S. Dental reporting unit, that reporting unit’s estimated fair value did not substantially exceed its carrying value either. These two reporting units remain sensitive to changes in market conditions which could result in goodwill being impaired in the future. For each of our other four reporting units, the estimated fair value substantially exceeded the carrying value.

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

For contracts outstanding at December 31, 2013, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2014 through June 2016. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2013 were $1,574.6 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2013 were $353.3 million. The weighted average contract rates outstanding at December 31, 2013 were Euro:USD 1.32, Swiss Franc:USD 1.09, USD:Japanese Yen 88.13, British Pound:USD 1.56, USD:Canadian Dollar 1.04, Australian Dollar:USD 0.94, USD:Korean Won 1,154, USD:Swedish Krona 6.78, USD:Czech Koruna 19.41, USD:Thai Baht 32.06, USD:Taiwan Dollar 29.22, USD:South African Rand 10.05, USD:Russian Ruble 34.47 and USD:Indian Ruppee 62.58.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

outstanding at December 31, 2013 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2016, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$69.1
Swiss Franc	35.9
Japanese Yen	33.6
British Pound	14.6
Canadian Dollar	12.1
Australian Dollar	13.5
Korean Won	4.1
Swedish Krona	3.2
Czech Koruna	0.5
Thai Baht	1.2
Taiwan Dollars	2.4
South African Rand	0.8
Russian Rubles	2.2
Indian Rupees	0.9

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

We have net assets in legal entities with non-U.S. Dollar functional currencies of $2,295.6 million at December 31, 2013, primarily in Euros, Japanese Yen and Australian Dollars. $1,354.3 million of the net asset exposure at December 31, 2013 relates to goodwill recorded in the Europe and Asia Pacific geographic segments.

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

The interest rate swap agreements are intended to manage our exposure to interest rate movements by converting fixed-rate debt into variable-rate debt. The objective of the instruments is to more closely align interest expense with interest income received on cash and cash equivalents.

These derivative instruments are designated as fair value hedges under GAAP. Changes in the fair value of the derivative instrument are recorded in earnings and are offset by gains or losses on the underlying debt instrument.

Based upon our overall interest rate exposure as of December 31, 2013, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of December 31, 2013, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $226.4 million. With allowances for doubtful accounts of $9.5 million recorded in those countries, the net balance was $216.9 million, representing 24 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $209.7 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on that assessment, management has concluded that, as of December 31, 2013, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2013, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

ITEM 8.	Financial Statements and Supplementary Data

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Part II, Item 7A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 28, 2014

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Consolidated Statements of Earnings

	(in millions, except per share amounts)
For the Years Ended December 31,	2013	2012	2011
Net Sales	$4,623.4	$4,471.7	$4,451.8
Cost of products sold	1,286.1	1,125.2	1,122.0

Gross Profit	3,337.3	3,346.5	3,329.8

Research and development	204.2	225.6	238.4
Selling, general and administrative	1,833.8	1,807.1	1,834.3
Certain claims (Note 19)	47.0	15.0	157.8
Goodwill impairment (Note 8)	–	96.0	–
Special items (Note 2)	216.7	155.4	75.2

Operating expenses	2,301.7	2,299.1	2,305.7

Operating Profit	1,035.6	1,047.4	1,024.1
Interest income	15.6	15.6	10.1
Interest expense	(70.1)	(72.9)	(55.3)

Earnings before income taxes	981.1	990.1	978.9
Provision for income taxes	221.9	237.2	218.9

Net earnings	759.2	752.9	760.0
Less: Net loss attributable to noncontrolling interest	(1.8)	(2.1)	(0.8)

Net Earnings of Zimmer Holdings, Inc.	$761.0	$755.0	$760.8

Earnings Per Common Share – Basic	$4.49	$4.32	$4.05
Earnings Per Common Share – Diluted	$4.43	$4.29	$4.03
Weighted Average Common Shares Outstanding
Basic	169.6	174.9	187.6
Diluted	171.8	176.0	188.7
Cash Dividends Declared Per Common Share	$0.80	$0.54	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Consolidated Statements of Comprehensive Income

	(in millions)
For the Years Ended December 31,	2013	2012	2011
Net Earnings	$759.2	$752.9	$760.0
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(44.4)	46.1	4.6
Unrealized cash flow hedge gains/(losses), net of tax	33.4	10.9	(30.6)
Reclassification adjustments on cash flow hedges, net of tax	(4.4)	3.3	24.5
Unrealized gains/(losses) on securities, net of tax	0.1	0.4	0.2
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	38.5	11.8	(48.3)

Total Other Comprehensive Income (Loss)	23.2	72.5	(49.6)

Comprehensive Income	782.4	825.4	710.4
Comprehensive Loss Attributable to Noncontrolling Interest	(2.0)	(2.2)	(0.9)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$784.4	$827.6	$711.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Consolidated Balance Sheets

	(in millions)
As of December 31,	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,080.6	$884.3
Short-term investments	727.0	671.6
Accounts receivable, less allowance for doubtful accounts	936.6	884.6
Inventories	1,074.5	995.3
Prepaid expenses and other current assets	107.1	76.3
Deferred income taxes	271.9	196.6

Total Current Assets	4,197.7	3,708.7
Property, plant and equipment, net	1,224.7	1,210.7
Goodwill	2,611.2	2,571.8
Intangible assets, net	707.7	740.7
Other assets	839.3	780.5

Total Assets	$9,580.6	$9,012.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$146.3	$184.1
Income taxes	221.2	22.8
Short-term debt	0.5	100.1
Other current liabilities	663.6	559.0

Total Current Liabilities	1,031.6	866.0
Other long-term liabilities	576.6	559.3
Long-term debt	1,672.3	1,720.8

Total Liabilities	3,280.5	3,146.1

Commitments and Contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 264.3 million (257.1 million in 2012) issued	2.6	2.6
Paid-in capital	4,000.6	3,500.6
Retained earnings	7,712.7	7,085.9
Accumulated other comprehensive income	367.1	343.9
Treasury stock, 94.5 million shares (85.5 million shares in 2012)	(5,785.7)	(5,072.1)

Total Zimmer Holdings, Inc. stockholders’ equity	6,297.3	5,860.9
Noncontrolling interest	2.8	5.4

Total Stockholders’ Equity	6,300.1	5,866.3

Total Liabilities and Stockholders’ Equity	$9,580.6	$9,012.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Consolidated Statements of Stockholders’ Equity

	(in millions)
	Zimmer Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders’
	Number	Amount	Capital	Earnings	Income	Number	Amount	Interest	Equity
Balance January 1, 2011	254.6	$2.5	$3,293.5	$5,699.4	$321.0	(59.0)	$(3,545.1)	$–	$5,771.3
Net earnings	–	–	–	760.8	–	–	–	(0.8)	760.0
Other comprehensive loss	–	–	–	–	(49.6)	–	–	(0.1)	(49.7)
Business combination with a noncontrolling interest	–	–	–	–	–	–	–	8.5	8.5
Cash dividends declared	–	–	–	(32.1)	–	–	–	–	(32.1)
Stock compensation plans, including tax benefits	1.3	–	105.7	(1.3)	–	–	2.4	–	106.8
Share repurchases	–	–	–	–	–	(18.9)	(1,050.0)	–	(1,050.0)

Balance December 31, 2011	255.9	2.5	3,399.2	6,426.8	271.4	(77.9)	(4,592.7)	7.6	5,514.8
Net earnings	–	–	–	755.0	–	–	–	(2.1)	752.9
Other comprehensive income	–	–	–	–	72.5	–	–	(0.1)	72.4
Cash dividends declared	–	–	–	(93.3)	–	–	–	–	(93.3)
Stock compensation plans, including tax benefits	1.2	0.1	101.4	(2.6)	–	0.1	6.2	–	105.1
Share repurchases	–	–	–	–	–	(7.7)	(485.6)	–	(485.6)

Balance December 31, 2012	257.1	2.6	3,500.6	7,085.9	343.9	(85.5)	(5,072.1)	5.4	5,866.3
Net earnings	–	–	–	761.0	–	–	–	(1.8)	759.2
Other comprehensive income	–	–	–	–	23.2	–	–	(0.2)	23.0
Purchase of additional shares from noncontrolling interest	–	–	(1.1)	–	–	–	–	(0.6)	(1.7)
Cash dividends declared	–	–	–	(135.4)	–	–	–	–	(135.4)
Stock compensation plans, including tax benefits	7.2	–	501.1	1.2	–	0.1	5.4	–	507.7
Share repurchases	–	–	–	–	–	(9.1)	(719.0)	–	(719.0)

Balance December 31, 2013	264.3	$2.6	$4,000.6	$7,712.7	$367.1	(94.5)	$(5,785.7)	$2.8	$6,300.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Consolidated Statements of Cash Flows

	(in millions)
For the Years Ended December 31,	2013	2012	2011
Cash flows provided by (used in) operating activities:
Net earnings	$759.2	$752.9	$760.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	358.5	363.1	359.9
Goodwill impairment	–	96.0	–
Share-based compensation	48.5	55.0	60.5
Income tax benefit from stock option exercises	38.4	11.0	12.9
Excess income tax benefit from stock option exercises	(8.6)	(2.7)	(5.0)
Inventory step-up	8.0	4.8	11.4
Deferred income tax provision	(126.2)	(64.8)	(19.7)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes payable	96.8	59.2	14.6
Receivables	(74.3)	(45.5)	(63.2)
Inventories	(128.4)	(67.5)	7.2
Accounts payable and accrued liabilities	38.3	47.8	20.0
Other assets and liabilities	(47.1)	(57.4)	18.3

Net cash provided by operating activities	963.1	1,151.9	1,176.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(192.9)	(148.9)	(155.4)
Additions to other property, plant and equipment	(100.0)	(114.7)	(113.8)
Purchases of investments	(732.7)	(1,130.1)	(662.1)
Sales of investments	830.8	878.5	394.8
Business combination investments	(74.2)	(59.0)	(56.8)
Investments in other assets	(13.5)	(17.9)	(31.1)

Net cash used in investing activities	(282.5)	(592.1)	(624.4)

Cash flows provided by (used in) financing activities:
Proceeds from issuance of notes	–	–	549.3
Net proceeds (payments) under revolving credit facilities	(97.5)	(50.1)	0.5
Proceeds from term loans	–	147.3	–
Dividends paid to stockholders	(132.4)	(94.4)	–
Debt issuance costs	–	(3.3)	(4.0)
Proceeds from employee stock compensation plans	474.8	46.9	43.4
Excess income tax benefit from stock option exercises	8.6	2.7	5.0
Purchase of additional shares from noncontrolling interest	(1.8)	–	–
Repurchase of common stock	(719.0)	(485.6)	(1,050.0)

Net cash used in financing activities	(467.3)	(436.5)	(455.8)

Effect of exchange rates on cash and cash equivalents	(17.0)	(7.3)	2.7

Increase in cash and cash equivalents	196.3	116.0	99.4
Cash and cash equivalents, beginning of year	884.3	768.3	668.9

Cash and cash equivalents, end of year	$1,080.6	$884.3	$768.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements

1.	BUSINESS

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

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions are eliminated. The consolidated financial statements for some of our international subsidiaries are for an annual period that ended on December 25, 2013, 2012 and 2011. Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation.

Use of Estimates  –  The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation  –  The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled.

Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2013, 2012 and 2011 were not significant.

Revenue Recognition  –  We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represented approximately 80 percent of our net sales in 2013. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 20 percent of our net sales in 2013. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2013, 2012 and 2011.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $163.6 million, $139.5 million and $142.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Research and Development  –  We expense all research and development costs as incurred. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant fees and service

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

fees paid to collaborative partners. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Litigation  – We record a liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Special Items  – We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, operational and quality excellence initiatives, and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

For the Years Ended December 31,	2013	2012	2011
Impairment/loss on disposal of assets	$10.9	$14.6	$8.4
Consulting and professional fees	99.1	90.1	26.0
Employee severance and retention, including share-based compensation acceleration	14.2	8.2	23.1
Dedicated project personnel	34.0	15.1	3.2
Certain R&D agreements	0.8	–	–
Relocated facilities	3.6	1.8	–
Distributor acquisitions	0.4	0.8	2.0
Certain litigation matters	26.9	13.7	0.1
Contract terminations	3.9	6.6	6.3
Contingent consideration adjustments	9.0	(2.8)	–
Accelerated software amortization	6.0	4.5	–
Other	7.9	2.8	6.1

Special items	$216.7	$155.4	$75.2

Impairment/ loss on disposal of assets relates to impairment of intangible assets that were acquired in business combinations or impairment of or a loss on the disposal of other assets.

Consulting and professional fees relate to third-party consulting, professional fees and contract labor related to our quality and operational excellence initiatives, third-party consulting fees related to certain information system implementations, third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations, third-party fees related to severance and termination benefits matters and legal fees related to certain product liability matters. Our quality and operational excellence initiatives are company-wide and include improvements in quality, distribution, sourcing, manufacturing and information technology, among other areas.

In 2013, 2012 and 2011, we eliminated positions as we reduced management layers, restructured certain areas, announced closures of certain facilities, and commenced initiatives to focus on business opportunities that best support our strategic priorities. In 2013, 2012 and 2011, approximately 170, 400 and 500 positions, respectively, from across the globe were affected by these actions. As a result of these changes in our work force and headcount reductions in connection with acquisitions, we incurred expenses related to severance benefits, redundant salaries as we worked through transition periods, share-based compensation acceleration and other employee termination-related costs. The majority of these termination benefits were provided in accordance with our existing or local government policies and are considered ongoing benefits. These costs were accrued when they became probable and estimable and were recorded as part of other current liabilities. The majority of these costs were paid during the year they were incurred.

Dedicated project personnel expenses include the salary, benefits, travel expenses and other costs directly associated with employees who are 100 percent dedicated to our operational and quality excellence initiatives or integration of acquired businesses.

Certain R&D agreements relate to agreements with upfront payments to obtain intellectual property to be used in R&D projects that have no alternative future use in other projects.

Relocated facilities expenses are the moving costs and the lease expenses incurred during the relocation period in connection with relocating certain facilities.

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

Contingent consideration adjustments represent the changes in the fair value of contingent consideration obligations to be paid to the prior owners of acquired businesses.

Accelerated software amortization is the incremental amortization resulting from a reduction in the estimated life of certain software. In 2012, we approved a plan to replace certain software. As a result, the estimated economic useful life of the existing software was decreased to represent the period of time expected to implement replacement software. As a result, the amortization from the shortened life of this software is substantially higher than the previous amortization being recognized.

Cash and Cash Equivalents – We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Investments – We invest our excess cash and cash equivalents in debt securities. Our investments include corporate debt securities, U.S. government and agency debt securities, foreign government debt securities, commercial paper and certificates of deposit, and are classified and accounted for as available-for-sale. Available-for-sale debt securities are recorded at fair value on our consolidated balance sheet. Investments with a contractual maturity of less than one year are classified as short-term investments on our consolidated balance sheet, or in other non-current assets if the contractual maturity is greater than one year. Changes in fair value for available-for-sale securities are recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheet. We review our investments for other-than-temporary impairment at each reporting period. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statement of earnings in the period the determination is made. See Note 7 for more information regarding our investments.

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $22.7 million and $22.8 million as of December 31, 2013 and 2012, respectively.

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

Software Costs – We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended. Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project. Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to fifteen years.

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

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the year ended December 31, 2012, we recorded a goodwill impairment charge of $96.0 million related to our U.S. Spine reporting unit. We did not record a goodwill impairment charge during the year ended December 31, 2013. See Notes 8 and 9 for more information regarding goodwill and goodwill impairment.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method or a qualitative assessment may be performed for any changes to the asset’s fair value from the last quantitative assessment. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates. We may do a qualitative assessment when the results of the previous quantitative test indicated that the asset’s fair value was significantly in excess of its carrying value.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Noncontrolling Interest – In 2011, we made an investment in a company in which we acquired a controlling financial interest, but not 100 percent of the equity. In 2013, we purchased additional shares of the company from the minority shareholders. Further information related to the noncontrolling interests of that investment has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements – Effective January 1, 2013, we adopted the FASB’s Accounting Standard Updates (ASUs) requiring reporting of amounts reclassified out of accumulated other comprehensive income (OCI) and balance sheet offsetting between derivative assets and liabilities. These ASUs only change financial statement disclosure requirements and therefore do not impact our financial position, results of operations or cash flows. See Note 12 for disclosures relating to OCI. See Note 13 for disclosures relating to balance sheet offsetting.

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

Our share-based payments primarily consist of stock options, restricted stock, restricted stock units (RSUs), and an employee stock purchase plan. Share-based compensation expense is as follows (in millions):

For the Years Ended December 31,	2013	2012	2011
Stock options	$24.7	$32.4	$41.7
RSUs and other	23.8	22.6	18.8

Total expense, pre-tax	48.5	55.0	60.5
Tax benefit related to awards	(15.6)	(16.6)	(17.8)

Total expense, net of tax	$32.9	$38.4	$42.7

Share-based compensation cost capitalized as part of inventory for the years ended December 31, 2013, 2012 and 2011 was $4.1 million, $6.1 million, and $8.8 million, respectively. As of December 31, 2013 and 2012, approximately $2.4 million and $3.3 million of capitalized costs remained in finished goods inventory.

Stock Options

We had two equity compensation plans in effect at December 31, 2013: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeded the 2006 Stock Incentive Plan (2006 Plan) and the TeamShare Stock Option Plan (TeamShare Plan). No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into the 2009 Plan. Vested and unvested stock options and unvested restricted stock and RSUs previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2013. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2013, an aggregate of 10.4 million shares were available for future grants and awards under these plans.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

A summary of stock option activity for the year ended December 31, 2013 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2013	16,638	$68.74
Options granted	1,603	73.40
Options exercised	(7,008)	67.67
Options forfeited	(304)	65.68
Options expired	(188)	76.09

Outstanding at December 31, 2013	10,741	$70.06	5.0	$248.4

Vested or expected to vest as of December 31, 2013	10,329	$70.12	4.9	$238.3

Exercisable at December 31, 2013	7,375	$71.44	3.5	$160.4

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted in 2012 and 2011, expected volatility was derived from the implied volatility of traded options on our stock that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In 2013, we used a combination of historical volatility and implied volatility because the traded options that were actively traded around the grant date of our stock options did not have maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. We began paying dividends in 2012. Accordingly, prior to 2012 we assumed no dividend yield. Starting in 2012, the dividend yield was determined by using an estimated annual dividend and dividing it by the market price of our stock on the grant date.

The following table presents information regarding the weighted average fair value for stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

For the Years Ended December 31,	2013	2012	2011
Dividend yield	1.1%	1.1%	–%
Volatility	24.5%	25.6%	26.1%
Risk-free interest rate	1.1%	1.5%	2.2%
Expected life (years)	6.1	6.1	6.1
Weighted average fair value of options granted	$16.33	$15.40	$18.33
Intrinsic value of options exercised (in millions)	$97.9	$17.1	$27.5

As of December 31, 2013, there was $33.5 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.7 years.

RSUs

We have awarded RSUs to our employees. The terms of the awards have been three to five years. Some of the awards have only service conditions while some have performance and market conditions as well. The service condition awards vest ratably on the anniversary date of the award. The awards that have performance and market conditions vest all at once on the third anniversary date. Future service conditions may be waived if an employee retires after the first anniversary date of the award, but performance and market conditions continue to apply. Accordingly, the requisite service period used for share-based payment expense on our RSUs range from one to five years.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

A summary of nonvested RSU activity for the year ended December 31, 2013 is as follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	1,445	$61.11
Granted	581	74.22
Vested	(434)	55.80
Forfeited	(138)	65.03

Outstanding at December 31, 2013	1,454	67.42

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2013, we estimate that approximately 875,900 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2013 was $34.0 million and is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs vesting during the years ended December 31, 2013, 2012 and 2011 based upon our stock price on the date of vesting was $32.5 million, $18.9 million and $11.8 million, respectively.

4.	INVENTORIES

Inventories consisted of the following (in millions):

As of December 31,	2013	2012
Finished goods	$817.0	$786.3
Work in progress	77.4	52.3
Raw materials	180.1	156.7

Inventories	$1,074.5	$995.3

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended December 31, 2013, 2012 and 2011 were $112.0 million, $55.1 million and $47.6 million, respectively. The increase in the 2013 period primarily resulted from our decision to discontinue certain products.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in millions):

As of December 31,	2013	2012
Land	$21.7	$22.1
Building and equipment	1,353.1	1,232.8
Capitalized software costs	272.6	241.8
Instruments	1,610.6	1,579.8
Construction in progress	58.2	117.8

	3,316.2	3,194.3
Accumulated depreciation	(2,091.5)	(1,983.6)

Property, plant and equipment, net	$1,224.7	$1,210.7

Depreciation expense was $262.6 million, $266.0 million and $266.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.	ACQUISITIONS

We made a number of business acquisitions during the years 2013, 2012 and 2011. In May 2013, we acquired the business assets of Knee Creations, LLC (Knee Creations). The Knee Creations acquisition enhances our product portfolio of early intervention knee treatments. In June 2013, we acquired NORMED Medizin-Technik GmbH (Normed). The Normed acquisition strengthens our Extremities and Trauma product portfolios and brings new product development capabilities in the foot and ankle and hand and wrist markets. In January 2012, we acquired Synvasive Technology, Inc. (Synvasive). The Synvasive acquisition enhances our product portfolio through the addition of the STABLECUT® surgical saw blades, as well as the eLIBRA® Dynamic Knee Balancing SystemTM for soft tissue balancing. In October 2012, we acquired Dornoch Medical Systems, Inc. (Dornoch). The Dornoch acquisition enhances our product portfolio through the addition of a medical waste fluid management and disposal technology. In November 2011, we acquired ExtraOrtho, Inc. (ExtraOrtho). The ExtraOrtho acquisition enhances our position in the external fixation market.

The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being recorded as goodwill. Pro forma financial information and other information required have not been included as the acquisitions, individually and in the aggregate, did not have a material impact upon our financial position or results of operations.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

7.	INVESTMENTS

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

		Gross Unrealized		Fair value
	Amortized Cost	Gains	Losses
As of December 31, 2013
Corporate debt securities	$457.6	$0.4	$(0.1)	$457.9
U.S. government and agency debt securities	211.1	0.1	–	211.2
Foreign government debt securities	3.1	–	–	3.1
Commercial paper	68.3	–	–	68.3
Certificates of deposit	67.2	–	–	67.2

Total short and long-term investments	$807.3	$0.5	$(0.1)	$807.7

As of December 31, 2012
Corporate debt securities	$383.6	$0.3	$(0.1)	$383.8
U.S. government and agency debt securities	295.8	0.1	–	295.9
Foreign government debt securities	5.0	–	–	5.0
Commercial paper	138.7	–	–	138.7
Certificates of deposit	92.2	0.1	–	92.3

Total short and long-term investments	$915.3	$0.5	$(0.1)	$915.7

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

As of December 31, 2013	Amortized Cost	Fair Value
Due in one year or less	$726.7	$727.0
Due after one year through two years	80.6	80.7

Total	$807.3	$807.7

In January 2014, we sold certain debt securities with amortized cost and fair values as of December 31, 2013 of $567.5 million and $567.8 million, respectively. Included in that total were $161.2 million of securities at fair value with maturities of one year through two years that we classified as short-term investments on our consolidated balance sheet. The table above reflects these securities in the due in one year or less category even though their contractual maturities were longer.

8.	FAIR VALUE MEASUREMENTS OF ASSETS AND LIABILITIES

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$457.9	$–	$457.9	$–
U.S. government and agency debt securities	211.2	–	211.2	–
Foreign government debt securities	3.1	–	3.1	–
Commercial paper	68.3	–	68.3	–
Certificates of deposit	67.2	–	67.2	–

Total available-for-sale securities	807.7	–	807.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	68.7	–	68.7	–
Interest rate swaps	16.3	–	16.3	–

	$892.7	$–	$892.7	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	20.6	–	20.6	–
Interest rate swaps	7.0	–	7.0	–

	$27.6	$–	$27.6	$–

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$383.8	$–	$383.8	$–
U.S. government and agency debt securities	295.9	–	295.9	–
Foreign government debt securities	5.0	–	5.0	–
Commercial paper	138.7	–	138.7	–
Certificates of deposit	92.3	–	92.3	–

Total available-for-sale securities	915.7	–	915.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	28.4	–	28.4	–
Interest rate swaps	33.9	–	33.9	–

	$978.0	$–	$978.0	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$10.8	$–	$10.8	$–

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

The following nonfinancial assets were measured at fair value on a nonrecurring basis (in millions):

		Fair Value Measurements Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year Ended December 31, 2013
Indefinite-lived intangible assets	$21.0	$–	$–	$21.0	$2.8
Year Ended December 31, 2012
Goodwill	$41.0			$41.0	$96.0
Indefinite-lived intangible assets	24.2	–	–	24.2	11.6

We conduct our annual goodwill impairment testing in the fourth quarter of every year or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2012, it was determined that our U.S. Spine reporting unit’s carrying value was in excess of its fair value. The goodwill for this reporting unit was written down to its implied fair value of $41.0 million from its previous carrying value of $137.0 million, resulting in a $96.0 million non-cash impairment charge. The implied fair value of goodwill equals the estimated fair value of a reporting unit minus the fair value of the reporting unit’s net assets. In determining the implied fair value of the U.S. Spine reporting unit’s goodwill, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities. Fair value was determined using an equal weighting of income and market approaches.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations. Based upon our reporting unit’s recent financial performance, market share and product portfolio, we valued the reporting unit near the bottom of the valuation indicators of the comparable companies.

The fair value of the reporting unit’s assets and liabilities were determined by using the same methods that are used in business combination purchase accounting.

Factors that contributed to impairment of the U.S. Spine reporting unit included broader market issues as well as company specific issues. The U.S. spine market was and continues to be under pressure due to a constrained economic environment leading to continuing high unemployment and payer pushback on the necessity of certain procedures. Additionally, pricing was and continues to decline across the industry. Company specific issues included turnover with our independent sales agents and lack of execution in developing new, competitive products which resulted in a less than optimal product portfolio in our U.S. Spine reporting unit.

Before the economic downturn in 2008, we estimated the U.S. spine market was growing in the low double digits, but declined to flat or in the low single digits in 2012. Previous goodwill impairment tests forecasted some recovery in the market which did not occur. As we completed our annual operating plan in the fourth quarter of 2012, it became clearer that the U.S. spine market recovery may take longer than we planned, including the persistence of significant negative pricing pressures. Additionally, we concluded that new product introductions made in 2012 would not have as significant of a positive effect as we had previously forecasted. As a result, we tempered our expectations of recovery in the U.S. market and for our U.S. Spine reporting unit and recognized an impairment charge.

In our 2013 annual goodwill impairment test of our U.S. Spine reporting unit, we concluded no impairment charge was necessary. While our estimated fair value of the reporting unit declined slightly, the net assets of the reporting unit declined by more. The decrease in the net assets was primarily due to continued amortization of intangible assets acquired in business combinations and lower working capital needs. However, the estimated fair value of the reporting unit did not substantially exceed its carrying value.

We have five other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit. Due to challenging market conditions associated with our U.S. Dental reporting unit, that reporting unit’s estimated fair value did not substantially exceed its carrying value in our 2013 goodwill impairment test. For each of the other four reporting units, the estimated fair value substantially exceeded its carrying value.

We will continue to monitor the fair value of our U.S. Spine and U.S. Dental reporting units as well as our other four reporting units in our interim and annual reporting periods. If estimated cash flows for these reporting units decrease, we may be required to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

In 2013 and 2012, we also recorded $2.8 million and $11.6 million, respectively, of impairment charges in “Special items” related to certain indefinite lived intangible assets. The impairment was a result of lower future estimated revenues from products using certain trademarks. The lower future estimated revenue resulted from negative publicity in the marketplace related to certain hip devices and our challenges in the global spine market that have adversely affected sales of these products. Further information regarding how the fair value of these indefinite lived trademarks was determined has not been provided as we do not believe this non-cash charge was significant to our results for 2013 and 2012.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2012
Goodwill	$1,595.3	$1,111.8	$195.9	$2,903.0
Accumulated impairment losses	(277.0)	–	–	(277.0)

	1,318.3	1,111.8	195.9	2,626.0
U.S. Spine reporting unit impairment	(96.0)	–	–	(96.0)
Acquisitions	25.9	–	–	25.9
Currency translation	2.7	16.8	(3.6)	15.9

Balance at December 31, 2012
Goodwill	1,623.9	1,128.6	192.3	2,944.8
Accumulated impairment losses	(373.0)	–	–	(373.0)

	1,250.9	1,128.6	192.3	2,571.8
Acquisitions	11.0	24.0	–	35.0
Currency translation	(5.0)	34.5	(25.1)	4.4

Balance at December 31, 2013
Goodwill	1,629.9	1,187.1	167.2	2,984.2
Accumulated impairment losses	(373.0)	–	–	(373.0)

	$1,256.9	$1,187.1	$167.2	$2,611.2

The components of identifiable intangible assets are as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2013:
Intangible assets subject to amortization:
Gross carrying amount	$700.4	$173.4	$43.3	$216.2	$95.1	$1,228.4
Accumulated amortization	(401.4)	(142.5)	(33.9)	(76.4)	(43.9)	(698.1)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	177.4	–	–	177.4

Total identifiable intangible assets	$299.0	$30.9	$186.8	$139.8	$51.2	$707.7

As of December 31, 2012:
Intangible assets subject to amortization:
Gross carrying amount	$695.1	$173.4	$47.4	$177.0	$95.7	$1,188.6
Accumulated amortization	(362.5)	(124.2)	(31.1)	(61.7)	(46.0)	(625.5)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	177.6	–	–	177.6

Total identifiable intangible assets	$332.6	$49.2	$193.9	$115.3	$49.7	$740.7

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Intangible amortization expense was recorded as follows (in millions):

For the Years Ended December 31,	2013	2012	2011
Cost of products sold	$18.3	$24.0	$26.7
Selling, general and administrative	77.6	73.1	67.1

Total intangible amortization	$95.9	$97.1	$93.8

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2013 for the years ending December 31, 2014 through 2018 is (in millions):

For the Years Ending December 31,
2014	$98.0
2015	84.7
2016	74.4
2017	61.6
2018	45.8

10.	OTHER CURRENT AND LONG-TERM LIABILITIES

Other current and long-term liabilities consisted of the following (in millions):

As of December 31,	2013	2012
Other current liabilities:
License and service agreements	$109.2	$92.3
Certain claims accrual (Note 19)	50.0	50.0
Salaries, wages and benefits	122.8	118.8
Accrued liabilities	381.6	297.9

Total other current liabilities	$663.6	$559.0

Other long-term liabilities:
Long-term income tax payable	$115.0	$213.0
Certain claims accrual (Note 19)	329.0	210.8
Other long-term liabilities	132.6	135.5

Total other long-term liabilities	$576.6	$559.3

11.	DEBT

Our debt consisted of the following (in millions):

As of December 31,	2013	2012
Short-term debt
Senior Credit Facility	$–	$100.0
Other short-term debt	0.5	0.1

Total short-term debt	$0.5	$100.1

Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	112.4	138.6
Other long-term debt	2.1	–
Debt discount	(1.5)	(1.7)
Adjustment related to interest rate swaps	9.3	33.9

Total long-term debt	$1,672.3	$1,720.8

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). There were no borrowings outstanding under the Senior Credit Facility at December 31, 2013.

We have a term loan agreement (Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity. The estimated fair value of the Term Loan as of December 31, 2013, based upon publicly available market yield curves and the terms of the debt (Level 2), was $112.2 million.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2013. Commitments under the Senior Credit Facility are subject to certain fees, including a facility and a utilization fee.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

We have four tranches of senior notes outstanding: $250 million aggregate principal amount of 1.4 percent notes due November 30, 2014, $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity. The estimated fair value of our Senior Notes as of December 31, 2013, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,649.5 million.

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

We have entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our Senior Notes due 2019 and 2021. See Note 13 for additional information regarding the interest rate swap agreements.

Before our senior notes due November 30, 2014 become payable, we intend to issue new senior notes in order to pay the $250 million owed. If we are not able to issue new senior notes, we intend to borrow against our Senior Credit Facility to pay these notes. Since we have the ability and intent to refinance these senior notes on a long-term basis with new notes or through our Senior Credit Facility, we have classified these senior notes as long-term debt as of December 31, 2013.

We also have available uncommitted credit facilities totaling $50.7 million.

At December 31, 2013, the weighted average interest rate for our long-term borrowings was 3.3 percent. At December 31, 2012, the weighted average interest rate for short-term and long-term borrowings was 1.1 percent and 3.5 percent, respectively. We paid $68.1 million, $67.8 million and $55.0 million in interest during 2013, 2012 and 2011, respectively.

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME

OCI refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. We typically hold our available-for-sale securities until maturity and are able to realize their amortized cost and therefore we do not have reclassification adjustments to net earnings on these securities. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and therefore the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 14 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2012	$445.5	$4.1	$0.4	$(106.1)
OCI before reclassifications	(44.4)	33.4	0.1	30.6
Reclassifications	–	(4.4)	–	7.9

Balance December 31, 2013	$401.1	$33.1	$0.5	$(67.6)

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI			Location on Statement of Earnings
	For the Years Ended December 31,
Component of OCI	2013	2012	2011
Cash flow hedges
Foreign exchange forward contracts	$8.0	$(12.0)	$(32.9)	Cost of products sold
Foreign exchange options	(0.2)	(0.4)	–	Cost of products sold
Cross-currency interest rate swaps	–	0.2	(8.3)	Interest expense

	7.8	(12.2)	(41.2)	Total before tax
	3.4	(8.9)	(16.7)	Provision for income taxes

	$4.4	$(3.3)	$(24.5)	Net of tax

Defined benefit plans
Prior service cost	$3.9	$2.9	$0.8	*
Unrecognized actuarial (loss)	(16.6)	(13.3)	(7.4)	*

	(12.7)	(10.4)	(6.6)	Total before tax
	(4.8)	(3.9)	(2.6)	Provision for income taxes

	$(7.9)	$(6.5)	$(4.0)	Net of tax

Total reclassifications	$(3.5)	$(9.8)	$(28.5)	Net of tax

* These OCI components are included in the computation of net periodic pension expense (see Note 14).

The following table shows the tax effects on each component of OCI recognized in our consolidated statements of comprehensive income (in millions):

	Before Tax			Tax			Net of Tax
For the Years Ended December 31,	2013	2012	2011	2013	2012	2011	2013	2012	2011
Foreign currency cumulative translation adjustments	$(44.4)	$46.1	$4.6	$–	$–	$–	$(44.4)	$46.1	$4.6
Unrealized cash flow hedge gains/(losses)	63.6	15.2	(34.9)	30.2	4.3	(4.3)	33.4	10.9	(30.6)
Reclassification adjustments on foreign currency hedges	(7.8)	12.2	41.2	(3.4)	8.9	16.7	(4.4)	3.3	24.5
Unrealized gains on securities	0.1	0.4	0.2	–	–	–	0.1	0.4	0.2
Adjustments to prior service cost and unrecognized actuarial assumptions	50.3	20.3	(71.3)	11.8	8.5	(23.0)	38.5	11.8	(48.3)

Total Other Comprehensive Gain/(Loss)	$61.8	$94.2	$(60.2)	$38.6	$21.7	$(10.6)	$23.2	$72.5	$(49.6)

13.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

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

For foreign currency exchange forward contracts and options outstanding at December 31, 2013, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and

obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2014 through June 2016. As of December 31, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,574.6 million. As of December 31, 2013, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $353.3 million.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument			Gain / (Loss) on Hedged Item
Derivative Instrument	Location on Statement of Earnings	Year Ended December 31,			Year Ended December 31,
		2013	2012	2011	2013	2012	2011
Interest rate swaps	Interest expense	$(24.6)	$6.1	$26.3	$24.6	$(6.1)	$(26.3)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2013, 2012 and 2011.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2013	2012	2011	Location on Statement of Earnings	2013	2012	2011
Foreign exchange forward contracts	$63.9	$16.3	$(34.9)	Cost of products sold	$8.0	$(12.0)	$(32.9)
Foreign exchange options	(0.3)	(1.1)	(0.2)	Cost of products sold	(0.2)	(0.4)	–
Cross-currency interest rate swaps	–	–	0.2	Interest expense	–	0.2	(8.3)

	$63.6	$15.2	$(34.9)		$7.8	$(12.2)	$(41.2)

The net amount recognized in earnings during the years ended December 31, 2013, 2012 and 2011 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2013, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $60.8 million, or $33.1 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, $23.9 million, or $10.0 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Year Ended December 31,
		2013	2012	2011
Foreign exchange forward contracts	Cost of products sold	$–	$(2.0)	$2.7

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Balance Sheet Presentation

As of December 31, 2013 and December 31, 2012, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$60.2	Other current assets	$29.7
Foreign exchange options	Other current assets	–	Other current assets	0.6
Foreign exchange forward contracts	Other assets	30.2	Other assets	19.8
Interest rate swaps	Other assets	16.3	Other assets	33.9

Total asset derivatives		$106.7		$84.0

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$26.4	Other current liabilities	$20.2
Foreign exchange forward contracts	Other long-term liabilities	15.9	Other current liabilities	12.3
Interest rate swaps	Other long-term liabilities	7.0	Other long-term liabilities	–

Total liability derivatives		$49.3		$32.5

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2013			As of December 31, 2012
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$60.2	$13.5	$46.7	$30.3	$15.2	$15.1
Cash flow hedges	Other assets	30.2	8.2	22.0	19.8	6.5	13.3

Liability Derivatives
Cash flow hedges	Other current liabilities	26.4	13.5	12.9	20.2	15.2	5.0
Cash flow hedges	Other long-term liabilities	15.9	8.2	7.7	12.3	6.5	5.8

14.	RETIREMENT BENEFIT PLANS

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

We use a December 31 measurement date for our benefit plans.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans are as follows (in millions):

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2013	2012	2011	2013	2012	2011
Service cost	$11.9	$11.4	$11.4	$16.1	$15.0	$16.8
Interest cost	13.2	13.3	13.0	5.6	6.1	7.3
Expected return on plan assets	(28.7)	(25.5)	(21.9)	(6.7)	(7.6)	(9.6)
Settlement	–	0.7	–	–	–	–
Amortization of prior service cost	(2.6)	(2.0)	–	(1.3)	(0.9)	(0.8)
Amortization of unrecognized actuarial loss	14.8	11.4	6.2	1.8	1.9	1.2

Net periodic benefit cost	$8.6	$9.3	$8.7	$15.5	$14.5	$14.9

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2013	2012	2011	2013	2012	2011
Discount rate	4.32%	4.97%	5.82%	2.13%	2.58%	2.82%
Rate of compensation increase	3.29%	3.81%	3.81%	2.29%	2.77%	2.64%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	2.74%	3.51%	4.01%

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Changes in projected benefit obligations and plan assets were (in millions):

	U.S. and Puerto Rico		Foreign
For the Years Ended December 31,	2013	2012	2013	2012
Projected benefit obligation – beginning of year	$314.3	$290.0	$259.4	$235.1
Service cost	11.9	11.4	16.1	15.0
Interest cost	13.2	13.3	5.6	6.1
Plan amendments	–	(17.1)	118.9	(3.7)
Employee contributions	–	–	15.9	17.5
Benefits paid	(10.4)	(7.0)	(29.4)	(21.3)
Settlement	–	(1.1)	–	–
Actuarial (gain) loss	(12.3)	24.8	(17.7)	6.9
Expenses paid	–	–	(0.2)	(0.2)
Translation loss	–	–	2.9	4.0

Projected benefit obligation – end of year	$316.7	$314.3	$371.5	$259.4

Plan assets at fair market value – beginning of year	$363.0	$275.1	$231.6	$205.1
Actual return on plan assets	25.2	40.7	9.7	11.4
Employer contributions	20.8	54.2	15.0	15.5
Employee contributions	–	–	15.9	17.5
Plan amendments	–	–	126.7	–
Benefits paid	(10.4)	(7.0)	(29.4)	(21.3)
Expenses paid	–	–	(0.2)	(0.2)
Translation gain	–	–	3.0	3.6

Plan assets at fair market value – end of year	$398.6	$363.0	$372.3	$231.6

Funded status	$81.9	$48.7	$0.8	$(27.8)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$92.7	$61.9	$12.1	$7.5
Short-term accrued benefit liability	(0.7)	(0.4)	–	–
Long-term accrued benefit liability	(10.1)	(12.8)	(11.3)	(35.3)

Net amount recognized	$81.9	$48.7	$0.8	$(27.8)

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$(12.0)	$(14.5)	$(8.3)	$(9.6)
Unrecognized actuarial loss	113.3	136.9	15.5	35.9

Total amount recognized	$101.3	$122.4	$7.2	$26.3

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2014 (in millions):

	U.S. and Puerto Rico	Foreign
Unrecognized prior service cost	$(2.6)	$(1.2)
Unrecognized actuarial loss	10.9	0.4

	$8.3	$(0.8)

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2013	2012	2011	2013	2012	2011
Discount rate	4.98%	4.32%	5.05%	2.45%	2.15%	2.49%
Rate of compensation increase	3.29%	3.29%	3.81%	1.52%	2.75%	2.76%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2013	2012	2013	2012
Projected benefit obligation	$10.8	$29.3	$318.1	$233.1
Plan assets at fair market value	–	16.0	307.4	197.7

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2013	2012	2013	2012
Total accumulated benefit obligations	$273.8	$268.7	$362.1	$244.9
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	8.8	26.9	308.9	191.9
Plan assets at fair market value	–	16.0	303.7	168.8

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2014	$11.5	$18.3
2015	11.6	19.4
2016	13.3	19.2
2017	14.7	19.3
2018	16.3	19.9
2019-2023	104.8	106.0

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while mitigating risk. We have established target ranges of assets held by the plans of 40 to 45 percent for equity securities, 30 to 35 percent for debt securities and 20 to 25 percent in non-traditional investments. The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio. We regularly review the investments in the plans and we may rebalance them from time-to-time based upon the target asset allocation of the plans.

For the U.S. and Puerto Rico plans, we maintain an investment policy statement that guides the investment allocation in the plans. The investment policy statement describes the target asset allocation positions described above. Our benefits committee, along with our investment advisor, monitor compliance with and administer the investment policy statement and the plans’ assets and oversee the general investment strategy and objectives of the plans. Our benefits committee generally meets quarterly to review performance and to ensure that the current investment allocation is within the parameters of the investment policy statement.

The investment strategies of foreign based plans vary according to the plan provisions and local laws. The majority of the assets in foreign based plans are located in Switzerland-based plans. These assets are held in trusts and are commingled with the assets of other Swiss companies with representatives of all the companies making the investment decisions. The overall strategy is to maximize total returns while avoiding risk. The trustees of the assets have established target ranges of assets held by the plans of 30 to 50 percent in debt securities, 20 to 37 percent in equity securities, 15 to 24 percent in real estate, 3 to 15 percent in cash funds and 0 to 12 percent in other funds.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$–	$–
Equity securities:
U.S. large-cap	79.6	–	79.6	–
U.S. small-cap	22.3	–	22.3	–
International	87.7	–	87.7	–
Real estate	43.4	–	43.4	–
Commodity-linked mutual funds	42.1	–	42.1	–
Intermediate fixed income securities	122.7	–	122.7	–

Total	$398.6	$0.8	$397.8	$–

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.2	$3.2	$–	$–
Equity securities:
U.S. large-cap	60.3	–	60.3	–
U.S. small-cap	22.1	–	22.1	–
International	87.5	–	87.5	–
Real estate	29.5	–	29.5	–
Commodity-linked mutual funds	38.3	–	38.3	–
Intermediate fixed income securities	122.1	–	122.1	–

Total	$363.0	$3.2	$359.8	$–

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$13.9	$13.9	$–	$–
Equity securities:
Energy	4.7	4.7	–	–
Materials	5.7	5.7	–	–
Industrials	7.6	7.6	–	–
Consumer discretionary	5.2	5.2	–	–
Consumer staples	6.8	6.8	–	–
Healthcare	9.7	9.7	–	–
Financials	15.8	15.8	–	–
Information technology	5.8	5.8	–	–
Telecommunication services	2.6	2.6	–	–
Utilities	3.4	3.4	–	–
Other	35.7	33.2	2.5	–
Fixed income securities:
Government bonds	64.4	–	64.4	–
Corporate bonds	65.9	–	65.9	–
Asset-backed securities	24.0	–	24.0	–
Other debt	2.8	–	2.8	–
Other types of investments:
Mortgage loans	9.0	–	9.0	–
Insurance contracts	6.4	–	6.4	–
Other investments	14.7	–	14.7	–
Real estate	68.2	–	–	68.2

Total	$372.3	$114.4	$189.7	$68.2

	As of December 31, 2012
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$12.7	$12.7	$–	$–
Equity securities:
Energy	1.7	1.7	–	–
Materials	2.6	2.6	–	–
Industrials	4.1	4.1	–	–
Consumer discretionary	2.2	2.2	–	–
Consumer staples	3.0	3.0	–	–
Healthcare	4.9	4.9	–	–
Financials	7.3	7.3	–	–
Information technology	2.5	2.5	–	–
Telecommunication services	1.0	1.0	–	–
Utilities	1.6	1.6	–	–
Other	35.1	32.5	2.6	–
Fixed income securities:
Government bonds	44.9	–	44.9	–
Corporate bonds	37.9	–	37.9	–
Asset-backed securities	13.2	–	13.2	–
Other debt	1.0	–	1.0	–
Other types of investments:
Mortgage loans	5.4	–	5.4	–
Insurance contracts	5.9	–	5.9	–
Other investments	7.5	–	7.5	–
Real estate	37.1	–	–	37.1

Total	$231.6	$76.1	$118.4	$37.1

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013 and 2012, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2013
Beginning Balance	$37.1
Gains on assets sold	0.1
Change in fair value of assets	1.2
Net purchases and sales	28.1
Translation gain	1.7

Ending Balance	$68.2

We expect that we will have no legally required minimum funding requirements in 2014 for the qualified U.S. and Puerto Rico defined benefit retirement plans. We expect to voluntarily contribute approximately $2.0 million to these plans during 2014. Contributions to foreign defined benefit plans are estimated to be approximately $14.0 million in 2014. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $29.6 million, $26.5 million and $25.7 million related to these plans for the years ended December 31, 2013, 2012 and 2011, respectively.

15.	INCOME TAXES

The components of earnings before income taxes and the income taxes paid consisted of the following (in millions):

For the Years Ended December 31,	2013	2012	2011
United States operations	$400.7	$409.9	$485.7
Foreign operations	580.4	580.2	493.2

Total	$981.1	$990.1	$978.9

The provision for income taxes consisted of (in millions):

Current:
Federal	$199.0	$179.8	$148.4
State	20.6	13.8	14.3
Foreign	128.5	108.4	75.9

	348.1	302.0	238.6

Deferred:
Federal	(87.7)	(58.8)	(2.6)
State	(8.5)	0.7	(0.9)
Foreign	(30.0)	(6.7)	(16.2)

	(126.2)	(64.8)	(19.7)

Provision for income taxes	$221.9	$237.2	$218.9

Income taxes paid	$272.3	$227.6	$236.4

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2013	2012	2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	0.8	1.0	0.7
Tax impact of foreign operations, including foreign tax credits	(12.2)	(10.4)	(11.0)
Tax impact of certain significant transactions	1.6	(3.5)	–
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.8)	(1.9)	(1.6)
R&D credit	(0.6)	–	(0.5)
Goodwill impairment	–	3.4	–
Other	(0.2)	0.4	(0.2)

Effective income tax rate	22.6%	24.0%	22.4%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2014 and 2026.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The components of deferred taxes consisted of the following (in millions):

As of December, 31	2013	2012
Deferred tax assets:
Inventory	$271.1	$225.1
Net operating loss carryover	26.4	26.8
Tax credit carryover	187.1	16.4
Capital loss carryover	7.8	4.0
Accrued liabilities	72.0	67.0
Share-based compensation	74.6	106.3
Unremitted earnings of foreign subsidiaries	25.6	172.3
Other	11.2	42.3

Total deferred tax assets	675.8	660.2
Less: Valuation allowances	(42.7)	(41.3)

Total deferred tax assets after valuation	633.1	618.9

Deferred tax liabilities:
Fixed assets	$(97.7)	$(93.9)
Intangible assets	(106.4)	(140.6)
Other	(1.2)	(1.0)

Total deferred tax liabilities	(205.3)	(235.5)

Total net deferred tax assets	$427.8	$383.4

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2013, these net operating loss carryovers generally expire within a period of 1 to 20 years. Valuation allowances for net operating loss carryovers have been established in the amount of $17.3 million and $17.0 million at December 31, 2013 and 2012, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2013, these tax credit carryovers generally expire within a period of 1 to 10 years. We have established valuation allowances for certain tax credit carryovers in the amount of $14.9 million and $14.2 million at December 31, 2013 and 2012, respectively. The capital loss carryover is also available to reduce future federal capital gains. At December 31, 2013 these capital loss carryovers generally expire within a period of 4 to 5 years. We have established valuation allowances for certain capital loss carryovers in the amount of $7.8 million and $4.0 million at December 31, 2013 and 2012, respectively. The remaining valuation allowances of $2.7 million and $6.1 million at December 31, 2013 and 2012, respectively, relate primarily to potential capital losses.

At December 31, 2013, we had an aggregate of approximately $3,354 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax related to remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

For the Years Ended December 31,	2013	2012	2011
Balance at January 1	$285.5	$158.4	$168.0
Increases related to prior periods	16.5	118.7	11.4
Decreases related to prior periods	(17.3)	(8.9)	(49.0)
Increases related to current period	22.5	19.1	34.4
Decreases related to settlements with taxing authorities	(2.9)	(0.6)	(4.8)
Decreases related to lapse of statute of limitations	–	(1.2)	(1.6)

Balance at December 31	$304.3	$285.5	$158.4

Amounts impacting effective tax rate, if recognized balance at December 31	$186.3	$159.0	$132.7

We recognize accrued interest and penalties, related to unrecognized tax benefits, as income tax expense. During 2013, we accrued interest and penalties of $8.2 million, and as of December 31, 2013, had recognized a liability for interest and penalties of $42.1 million.

During 2012, we accrued interest and penalties of $23.2 million, and as of December 31, 2012, had recognized a liability for interest and penalties of $33.9 million. We decreased interest and penalties by $12.1 million during 2011, and as of December 31, 2011, had recognized a liability for interest and penalties of $10.7 million.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. The amount of unrecognized tax benefits may change within the next twelve months between $0 and $60 million due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits.

During the second quarter of 2011, the IRS concluded their examination of our U.S. federal returns for years 2005 through 2007 and during the fourth quarter of 2013, the IRS concluded their examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we anticipate that within the next twelve months we may settle certain tax matters with the IRS, and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations, and cash flows for future periods.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

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

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2009 onward), Canada (2007 onward), France (2011 onward), Germany (2009 onward), Ireland (2009 onward), Italy (2010 onward), Japan (2010 onward), Korea (2008 onward), Puerto Rico (2008 onward), Switzerland (2012 onward), and the United Kingdom (2012 onward).

16.	CAPITAL STOCK AND EARNINGS PER SHARE

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2013.

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

For the Years Ended December 31,	2013	2012	2011
Weighted average shares outstanding for basic net earnings per share	169.6	174.9	187.6
Effect of dilutive stock options and other equity awards	2.2	1.1	1.1

Weighted average shares outstanding for diluted net earnings per share	171.8	176.0	188.7

For the year ended December 31, 2013, an average of 3.1 million options to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. For the years ended December 31, 2012 and 2011, an average of 11.9 million and 13.2 million options, respectively, were not included.

During 2013, we repurchased 9.1 million shares of our common stock at an average price of $78.88 per share for a total cash outlay of $719.0 million, including commissions. Effective January 1, 2014, we have a new share repurchase program that authorizes purchases of up to $1.0 billion with no expiration date. No further purchases will be made under the previous share repurchase program.

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	Europe	Asia Pacific	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2013
Net sales	$2,619.8	$1,212.6	$791.0	$–	$4,623.4
Depreciation and amortization	70.9	72.6	30.7	184.3	358.5
Segment operating profit	1,302.6	359.7	342.3	(648.8)	1,355.8
Share-based payment expense					(48.5)
Inventory step-up					(8.0)
Certain claims					(47.0)
Special items					(216.7)

Operating profit					1,035.6
Long-lived assets	810.8	306.3	107.6	–	1,224.7
Total assets	2,814.9	2,343.8	541.9	3,880.0	9,580.6
Additions to instruments	0.2	14.8	6.5	171.4	192.9
Additions to other property, plant and equipment	9.0	10.3	7.6	73.1	100.0

As of and for the Year Ended December 31, 2012
Net sales	$2,476.3	$1,177.4	$818.0	$–	$4,471.7
Depreciation and amortization	73.7	73.6	36.3	179.5	363.1
Segment operating profit	1,256.3	369.1	311.1	(562.9)	1,373.6
Share-based payment expense					(55.0)
Inventory step-up					(4.8)
Certain claims					(15.0)
Goodwill impairment					(96.0)
Special items					(155.4)

Operating profit					1,047.4
Long-lived assets	776.0	326.1	108.6	–	1,210.7
Total assets	2,690.6	2,308.0	578.3	3,435.5	9,012.4
Additions to instruments	–	14.0	7.1	127.8	148.9
Additions to other property, plant and equipment	0.7	21.9	6.4	85.7	114.7

As of and for the Year Ended December 31, 2011
Net sales	$2,440.8	$1,214.5	$796.5	$–	$4,451.8
Depreciation and amortization	81.0	74.9	36.3	167.7	359.9
Segment operating profit	1,220.4	411.5	290.6	(593.5)	1,329.0
Share-based payment expense					(60.5)
Inventory step-up					(11.4)
Certain claims					(157.8)
Special items					(75.2)

Operating profit					1,024.1
Long-lived assets	769.0	330.6	107.7	–	1,207.3
Total assets	2,571.6	2,345.5	602.4	2,995.8	8,515.3
Additions to instruments	–	15.2	7.7	132.5	155.4
Additions to other property, plant and equipment	1.3	23.8	4.7	84.0	113.8

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

The Americas long-lived tangible assets are located primarily in the U.S. $211.6 million of Europe long-lived tangible assets as of December 31, 2013 are located in Switzerland.

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

U.S. sales were $2,418.2 million, $2,280.7 million and $2,263.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Beginning in 2013, our Knees product category net sales include certain early intervention products that are primarily used in knee procedures. In 2012 and 2011, these products were included in the Surgical and other product category. Net sales in the 2012 and 2011 periods related to these products have been reclassified to conform to the 2013 presentation. Net sales by product category are as follows (in millions):

For the Years Ended December 31,	2013	2012	2011
Reconstructive
Knees	$1,909.9	$1,833.8	$1,835.9
Hips	1,330.5	1,342.0	1,355.6
Extremities	193.8	173.8	163.4

	3,434.2	3,349.6	3,354.9
Dental	239.3	237.7	248.1
Trauma	315.6	307.9	285.8
Spine	202.3	208.9	225.0
Surgical and other	432.0	367.6	338.0

Total	$4,623.4	$4,471.7	$4,451.8

18.	LEASES

Total rent expense for the years ended December 31, 2013, 2012 and 2011 aggregated $49.2 million, $46.3 million and $47.0 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2013 were (in millions):

For the Years Ending December 31,
2014	$47.6
2015	39.2
2016	27.7
2017	20.4
2018	16.0
Thereafter	41.2

19.	COMMITMENTS AND CONTINGENCIES

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

our statement of earnings. We recognized estimated claims outside these parameters as part of selling, general and administrative expense. The following table shows the line of our statement of earnings and the period in which Durom Cup-related claims were recognized:

For the Years Ended December 31,	2013	2012	2011	2010	2009	2008	Total
Certain claims	$47.0	$15.0	$157.8	$75.0	$35.0	$69.0	$398.8
Selling, general and administrative	–	–	4.2	15.4	24.6	7.2	51.4

Total	$47.0	$15.0	$162.0	$90.4	$59.6	$76.2	$450.2

As noted above, we maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. Based upon our most recent estimates for liabilities associated with the Durom Cup, as detailed above, we believe we may exhaust our self-insured retention under our insurance program. In this event, we would have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and therefore we believe it is highly probable that we would recover some amount from our insurance carriers if our ultimate losses exceed our self-insured retention. Accordingly, we have recognized a $218.0 million receivable in “other assets” on our consolidated balance sheet that reduced “Certain claims” expense for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate, as of December 31, 2013, of the remaining liability for all Durom Cup-related claims is $379.0 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $329.0 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

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

On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, and on February 4, 2014, we filed our response in opposition. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of December 31, 2013, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Notes to Consolidated Financial Statements (Continued)

Intellectual Property-Related Claims

On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. That appeal is pending. We have not accrued an estimated loss related to this matter in our consolidated statement of earnings for the quarter ended December 31, 2013 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the trial court’s judgment, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $210.0 million plus interest and attorneys’ fees that could have a material adverse effect on our results of operations.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of December 31, 2013, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in millions, except per share data)

	2013 Quarter Ended				2012 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,138.9	$1,169.5	$1,074.3	$1,240.7	$1,140.7	$1,125.0	$1,025.5	$1,180.5
Gross profit	846.0	845.9	745.5	899.9	852.0	843.1	769.8	881.6
Net earnings of Zimmer Holdings, Inc.	218.6	152.1	154.4	235.9	209.6	214.5	178.1	152.8
Earnings per common share
Basic	1.30	0.90	0.91	1.38	1.18	1.22	1.02	0.88
Diluted	1.28	0.89	0.90	1.36	1.17	1.22	1.02	0.88

The quarter ending December 31, 2012 included a $96.0 million goodwill impairment charge.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

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

During 2013, we transitioned work to a third-party service provider to outsource certain finance functions that historically had been performed in multiple countries throughout Europe and in the U.S. We also centralized other finance functions that historically had been performed in a decentralized manner. This outsourcing and centralization are part of our ongoing operational excellence initiatives.

Also in 2013, we implemented and began to use new software to consolidate our worldwide financial information. This software implementation is part of our operational excellence initiatives in order to improve the overall efficiency and effectiveness of our financial reporting process.

In connection with the outsourcing, centralization of finance functions, and software implementation and the resulting business process changes, we continue to enhance the design and documentation of our internal control processes to ensure suitable controls over our financial reporting. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting appears in this report at the conclusion of Part II, Item 7A.

ITEM 9B.	Other Information

During the fourth quarter of 2013, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 6, 2014 (the “2014 Proxy Statement”).

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

ITEM 11.	Executive Compensation

Information required by this item is incorporated by reference from our 2014 Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2014 Proxy Statement.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2014 Proxy Statement.

ITEM 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from of our 2014 Proxy Statement.

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/S/ DAVID C. DVORAK
David C. Dvorak
President and Chief Executive Officer

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID C. DVORAK David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ JAMES T. CRINES James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/s/ DEREK M. DAVIS Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014

/s/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director	February 28, 2014

/s/ BETSY J. BERNARD Betsy J. Bernard	Director	February 28, 2014

/s/ PAUL M. BISARO Paul M. Bisaro	Director	February 28, 2014

/s/ GAIL K. BOUDREAUX Gail K. Boudreaux	Director	February 28, 2014

/s/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 28, 2014

/s/ ROBERT A. HAGEMANN Robert A. Hagemann	Director	February 28, 2014

Arthur J. Higgins	Director	February 28, 2014

/s/ JOHN L. MCGOLDRICK John L. McGoldrick	Director	February 28, 2014

/s/ CECIL B. PICKETT, PH.D. Cecil B. Pickett, Ph.D.	Director	February 28, 2014

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Index to Exhibits

Exhibit No	Description
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2	Restated By-Laws of Zimmer Holdings, Inc. effective December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
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

4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 1.400% Note due 2014 (incorporated by reference to Exhibit 4.6 above)
4.8	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2013)
10.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.7*	Change in Control Severance Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.8*	Form of Change in Control Severance Agreement with James T. Crines (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.9*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.10*	Form of Change in Control Severance Agreement with Joseph A. Cucolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)
10.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.12*	Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
10.16*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.18*	Agreement by and between Bruno A. Melzi, Zimmer S.r.l. and Zimmer, Inc. dated December 12, 2012 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed February 27, 2013)
10.19*	Agreement by Private Deed between Zimmer S.r.l. and Bruno A. Melzi dated December 12, 2012 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed February 27, 2013)
10.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.21*	Form of Nonqualified Performance-Conditioned Stock Option Grant Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 21, 2005)
10.22*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.23*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.24*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.25*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.26*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.27*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.28*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan, as amended May 7, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 13, 2013)
10.29*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.30*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.31*	Form of Performance-Based Restricted Stock Unit Award Letter (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.32*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.33*	Form of Restricted Stock Unit Award Letter (five-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 25, 2010)
10.34*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 27, 2012)
10.35*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

ZIMMER HOLDINGS, INC.	2013 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.36	$1,350,000,000 Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2012)
10.37	Amendment No. 1 dated as of December 13, 2013 to the Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013)
10.38	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.39	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

Schedule II

Valuation and Qualifying Accounts

						(in millions)
Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2011	$14.4	$4.5	$(1.7)	$–	$–	$17.2
Year Ended December 31, 2012	17.2	7.1	(1.8)	–	0.3	22.8
Year Ended December 31, 2013	22.8	1.9	(1.5)	(0.5)	–	22.7

Deferred Tax Asset Valuation Allowances:
Year End December 31, 2011	$39.9	$1.1	$(0.7)	$–	$–	$40.3
Year End December 31, 2012	40.3	(0.9)	(0.3)	–	2.2	41.3
Year End December 31, 2013	41.3	1.5	(0.1)	–	–	42.7