Form 10-Q
period 2014-03-31
ZIMMER HOLDINGS INC
filed 2014-05-06
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of April 28, 2014, 167,819,367 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2014

Part I — Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2013
Net Sales	$1,161.5	$1,138.9
Cost of products sold	305.4	292.9

Gross Profit	856.1	846.0

Research and development	47.5	53.5
Selling, general and administrative	464.3	460.8
Special items (Note 2)	45.9	33.5

Operating expenses	557.7	547.8

Operating Profit	298.4	298.2
Interest income	2.5	3.7
Interest expense	(15.0)	(18.2)

Earnings before income taxes	285.9	283.7
Provision for income taxes	64.8	65.7

Net earnings	221.1	218.0
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.6)

Net Earnings of Zimmer Holdings, Inc.	$221.5	$218.6

Earnings Per Common Share
Basic	$1.31	$1.30
Diluted	$1.29	$1.28
Weighted Average Common Shares Outstanding
Basic	169.1	168.7
Diluted	171.8	170.7
Cash Dividends Declared Per Common Share	$0.22	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2014	2013
Net earnings	$221.1	$218.0
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	15.9	(65.0)
Unrealized cash flow hedge gains/(losses), net of tax	(3.1)	29.2
Reclassification adjustments on foreign currency hedges, net of tax	(2.0)	3.9
Unrealized gains/(losses) on securities, net of tax	0.1	(0.1)
Reclassification adjustments on securities, net of tax	(0.4)	—
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.9)	4.2

Total Other Comprehensive Gain/(Loss)	8.6	(27.8)

Comprehensive Income	229.7	190.2
Comprehensive loss attributable to the noncontrolling interest	(0.4)	(0.6)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$230.1	$190.8

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$882.7	$1,080.6
Short-term investments	705.4	727.0
Accounts receivable, less allowance for doubtful accounts	939.1	936.6
Inventories	1,125.9	1,074.5
Prepaid expenses and other current assets	96.3	107.1
Deferred income taxes	297.3	271.9

Total Current Assets	4,046.7	4,197.7
Property, plant and equipment, net	1,235.6	1,224.7
Goodwill	2,623.3	2,611.2
Intangible assets, net	671.0	707.7
Other assets	803.5	839.3

Total Assets	$9,380.1	$9,580.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$155.3	$146.3
Income taxes	155.1	221.2
Other current liabilities	608.3	664.1

Total Current Liabilities	918.7	1,031.6
Other long-term liabilities	543.6	576.6
Long-term debt	1,680.1	1,672.3

Total Liabilities	3,142.4	3,280.5

Commitments and Contingencies (Note 15)
Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 266.4 million shares issued in 2014 (264.3 million in 2013)	2.6	2.6
Paid-in capital	4,146.0	4,000.6
Retained earnings	7,897.3	7,712.7
Accumulated other comprehensive income	375.7	367.1
Treasury stock, 98.7 million shares in 2014 (94.5 million shares in 2013)	(6,186.3)	(5,785.7)

Total Zimmer Holdings, Inc. stockholders’ equity	6,235.3	6,297.3
Noncontrolling interest	2.4	2.8

Total Stockholders’ Equity	6,237.7	6,300.1

Total Liabilities and Stockholders’ Equity	$9,380.1	$9,580.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$221.1	$218.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	101.0	85.1
Share-based compensation	11.2	14.0
Income tax benefit from stock option exercises	20.2	13.6
Excess income tax benefit from stock option exercises	(5.4)	(3.5)
Inventory step-up	2.5	0.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(75.6)	17.6
Receivables	5.3	(44.2)
Inventories	(56.6)	(59.7)
Accounts payable and accrued expenses	(56.0)	(31.3)
Other assets and liabilities	21.1	(29.9)

Net cash provided by operating activities	188.8	180.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(49.4)	(57.5)
Additions to other property, plant and equipment	(31.4)	(17.9)
Purchases of investments	(600.7)	(94.8)
Sales of investments	583.1	232.0
Investments in other assets	—	(8.8)

Net cash provided by (used in) investing activities	(98.4)	53.0

Cash flows provided by (used in) financing activities:
Net payments under revolving credit facilities	0.2	(100.1)
Dividends paid to stockholders	(34.0)	(30.9)
Proceeds from employee stock compensation plans	138.2	67.0
Excess income tax benefit from stock option exercises	5.4	3.5
Repurchase of common stock	(400.5)	(392.0)

Net cash used in financing activities	(290.7)	(452.5)

Effect of exchange rates on cash and cash equivalents	2.4	(8.3)

Decrease in cash and cash equivalents	(197.9)	(227.3)
Cash and cash equivalents, beginning of year	1,080.6	884.3

Cash and cash equivalents, end of period	$882.7	$657.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on March 25, 2014 and 2013. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of December 26 through March 25 or the period of January 1 to March 25.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2013 condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

2.	Significant Accounting Policies

Special Items — We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended March 31,
	2014	2013
Impairment/loss on disposal of assets	$9.7	$0.3
Consulting and professional fees	15.0	26.9
Employee severance and retention	0.9	(0.3)
Dedicated project personnel	10.9	5.4
Certain R&D agreements	4.5	—
Relocated facilities	0.7	1.3
Certain litigation matters	—	(3.8)
Contract terminations	1.0	0.5
Contingent consideration adjustments	0.5	0.3
Accelerated software amortization	1.5	1.5
Other	1.2	1.4

Special items	$45.9	$33.5

In the three months ended March 31, 2014, we reduced the estimated useful lives of certain intangible assets to zero because we determined we would no longer utilize those assets. This was accounted for as a change in accounting estimate, which resulted in their remaining net book values of $7.2 million being amortized immediately. We have included this amortization expense in the caption “Impairment/loss on disposal of assets.”

Recent Accounting Pronouncements — There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	March 31, 2014	December 31, 2013
	(in millions)
Finished goods	$865.3	$817.0
Work in progress	85.9	77.4
Raw materials	174.7	180.1

Inventories	$1,125.9	$1,074.5

4.	Property, Plant and Equipment

	March 31, 2014	December 31, 2013
	(in millions)
Land	$21.7	$21.7
Buildings and equipment	1,356.1	1,353.1
Capitalized software costs	278.2	272.6
Instruments	1,646.9	1,610.6
Construction in progress	75.1	58.2

	3,378.0	3,316.2
Accumulated depreciation	(2,142.4)	(2,091.5)

Property, plant and equipment, net	$1,235.6	$1,224.7

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of March 31, 2014
Corporate debt securities	$288.7	$0.3	$(0.1)	$288.9
U.S. government and agency debt securities	199.2	—	—	199.2
Foreign government debt securities	8.1	—	—	8.1
Commercial paper	267.3	—	(0.1)	267.2
Certificates of deposit	60.5	—	—	60.5

Total short and long-term investments	$823.8	$0.3	$(0.2)	$823.9

As of December 31, 2013
Corporate debt securities	$457.6	$0.4	$(0.1)	$457.9
U.S. government and agency debt securities	211.1	0.1	—	211.2
Foreign government debt securities	3.1	—	—	3.1
Commercial paper	68.3	—	—	68.3
Certificates of deposit	67.2	—	—	67.2

Total short and long-term investments	$807.3	$0.5	$(0.1)	$807.7

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of March 31, 2014 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$705.4	$705.4
Due after one year through two years	118.4	118.5

Total	$823.8	$823.9

6.	Other Current Liabilities

	March 31, 2014	December 31, 2013
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$77.6	$122.8
Accrued liabilities	530.7	541.3

Total other current liabilities	$608.3	$664.1

7.	Debt

Our debt consisted of the following (in millions):

	March 31, 2014	December 31, 2013
Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	114.5	112.4
Other long-term debt	2.7	2.1
Debt discount	(1.5)	(1.5)
Adjustment related to interest rate swaps	14.4	9.3

Total long-term debt	$1,680.1	$1,672.3

The estimated fair value of our senior notes as of March 31, 2014, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,700.7 million. The estimated fair value of the term loan as of March 31, 2014, based upon publicly available market yield curves and the terms of the debt (Level 2), was $114.2 million.

Before our senior notes due November 30, 2014 become payable, we intend to borrow against our senior credit facility or issue new senior notes to pay the $250 million owed. Since we have the ability and intent to refinance these senior notes on a long-term basis with new notes or through our senior credit facility, we have classified these senior notes as long-term debt as of March 31, 2014.

8.	Accumulated Other Comprehensive Income

Other comprehensive income (OCI) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2013	$401.1	$33.1	$0.5	$(67.6)
OCI before reclassifications	15.9	(3.1)	0.1	—
Reclassifications	—	(2.0)	(0.4)	(1.9)

Balance March 31, 2014	$417.0	$28.0	$0.2	$(69.5)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended March 31,		Location on Statement of Earnings
Component of OCI	2014	2013
Cash flow hedges
Foreign exchange forward contracts	$5.0	$(5.4)	Cost of products sold
Foreign exchange options	(0.1)	(0.1)	Cost of products sold

	4.9	(5.5)	Total before tax
	2.9	(1.6)	Provision for income taxes

	$2.0	$(3.9)	Net of tax

Investments
Realized gains on securities	0.4	—	Interest income
	—	—	Provision for income taxes

	$0.4	$—	Net of tax

Defined benefit plans
Prior service cost	$1.0	$1.0	*
Unrecognized actuarial (loss)	(2.9)	(4.7)	*

	(1.9)	(3.7)	Total before tax
	—	0.5	Provision for income taxes

	$(1.9)	$(4.2)	Net of tax

Total reclassifications	$0.5	$(8.1)	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$15.9	$—	$15.9	$(65.0)	$—	$(65.0)
Unrealized cash flow hedge gains/(losses)	(3.9)	(0.8)	(3.1)	44.8	15.6	29.2
Reclassification adjustments on foreign currency hedges	(4.9)	(2.9)	(2.0)	5.5	1.6	3.9
Unrealized gains/(losses) on securities	0.1	—	0.1	(0.1)	—	(0.1)
Reclassification adjustments on securities	(0.4)	—	(0.4)	—	—	—
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.9)	—	(1.9)	3.7	(0.5)	4.2

Total Other Comprehensive Gain/(Loss)	$4.9	$(3.7)	$8.6	$(11.1)	$16.7	$(27.8)

9.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2014
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$288.9	$—	$288.9	$—
U.S. government and agency debt securities	199.2	—	199.2	—
Foreign government debt securities	8.1	—	8.1	—
Commercial paper	267.2	—	267.2	—
Certificates of deposit	60.5	—	60.5	—

Total available-for-sale securities	823.9	—	823.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	49.2	—	49.2	—
Interest rate swaps	17.1	—	17.1	—

	$890.2	$—	$890.2	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	18.3	—	18.3	—
Interest rate swaps	2.7	—	2.7	—

	$21.0	$—	$21.0	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$457.9	$—	$457.9	$—
U.S. government and agency debt securities	211.2	—	211.2	—
Foreign government debt securities	3.1	—	3.1	—
Commercial paper	68.3	—	68.3	—
Certificates of deposit	67.2	—	67.2	—

Total available-for-sale securities	807.7	—	807.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	68.7	—	68.7	—
Interest rate swaps	16.3	—	16.3	—

	$892.7	$—	$892.7	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	20.6	—	20.6	—
Interest rate swaps	7.0	—	7.0	—

	$27.6	$—	$27.6	$—

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2014, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2014 through September 2016. As of March 31, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,564.9 million. As of March 31, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $344.5 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument		Gain / (Loss) on Hedged Item
	Location on Statement of Earnings	Three Months Ended March 31,		Three Months Ended March 31,
Derivative Instrument		2014	2013	2014	2013
Interest rate swaps	Interest expense	$5.1	$(3.3)	$(5.1)	$3.3

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2014 and 2013.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI			Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended March 31,		Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument	2014	2013		2014	2013
Foreign exchange forward contracts	$(3.9)	$45.3	Cost of products sold	$5.0	$(5.4)
Foreign exchange options	—	(0.5)	Cost of products sold	(0.1)	(0.1)

	$(3.9)	$44.8		$4.9	$(5.5)

The net amount recognized in earnings during the three month periods ended March 31, 2014 and 2013 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2014, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $51.9 million, or $28.0 million after taxes, which is deferred in OCI. Of the net unrealized gain, $29.1 million, or $14.8 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument		2014	2013
Foreign exchange forward contracts	Cost of products sold	$(2.4)	$7.9

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2014 and December 31, 2013, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$50.9	Other current assets	$60.2
Foreign exchange forward contracts	Other assets	18.8	Other assets	30.2
Interest rate swaps	Other assets	17.1	Other assets	16.3

Total asset derivatives		$86.8		$106.7

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$25.4	Other current liabilities	$26.4
Foreign exchange forward contracts	Other long-term liabilities	13.4	Other long-term liabilities	15.9
Interest rate swaps	Other long-term liabilities	2.7	Other long-term liabilities	7.0

Total liability derivatives		$41.5		$49.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2014			As of December 31, 2013
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$50.9	$13.6	$37.3	$60.2	$13.5	$46.7
Cash flow hedges	Other assets	18.8	6.9	11.9	30.2	8.2	22.0
Liability Derivatives
Cash flow hedges	Other current liabilities	25.4	13.6	11.8	26.4	13.5	12.9
Cash flow hedges	Other long-term liabilities	13.4	6.9	6.5	15.9	8.2	7.7

11.	Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. We estimate that the amount of unrecognized tax benefits may change within the next twelve months between $0 and $60 million due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits.

During the second quarter of 2011, the Internal Revenue Service (IRS) concluded its examination of our U.S. federal returns for years 2005 through 2007 and during the fourth quarter of 2013, the IRS concluded its examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters with the IRS within the next twelve months, and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods.

In the three month period ended March 31, 2014, our effective tax rate was 22.7 percent. Our effective tax rate was lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates as well as an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Service cost	$6.7	$7.1
Interest cost	6.4	4.7
Expected return on plan assets	(10.4)	(8.9)
Amortization of prior service cost	(1.0)	(1.0)
Amortization of unrecognized actuarial loss	2.9	4.7

Net periodic pension expense	$4.6	$6.6

We contributed $2.0 million during the three month period ended March 31, 2014 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2014. We contributed $3.6 million to our foreign-based defined benefit plans in the three month period ended March 31, 2014 and expect to contribute $11.0 million to these foreign-based plans during the remainder of 2014.

13.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding for basic net earnings per share	169.1	168.7
Effect of dilutive stock options and other equity awards	2.7	2.0

Weighted average shares outstanding for diluted net earnings per share	171.8	170.7

During the three month period ended March 31, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock. During the three month period ended March 31, 2013, an average of 6.3 million options had exercise prices that were greater than the average market price of our common stock and were not included in the computation.

In the three month period ended March 31, 2014, we repurchased 4.2 million shares of our common stock at an average price of $94.57 per share for a total cash outlay of $400.5 million, including commissions.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Americas	$638.7	$634.7	$309.9	$320.6
Europe	326.9	307.5	101.7	88.3
Asia Pacific	195.9	196.7	94.5	80.4

Total	$1,161.5	$1,138.9

Share-based compensation			(11.2)	(14.0)
Inventory step-up			(2.5)	(2.2)
Special items			(45.9)	(33.5)
Global operations and corporate functions			(148.1)	(141.4)

Operating profit			$298.4	$298.2

Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Reconstructive
Knees	$487.9	$471.0
Hips	331.7	330.8
Extremities	52.1	47.8

	871.7	849.6
Dental	61.0	59.7
Trauma	79.7	82.0
Spine	48.3	47.7
Surgical and other	100.8	99.9

Total	$1,161.5	$1,138.9

15.	Commitments and Contingencies

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

Since 2008, we have recognized expense of $450.2 million for Durom Cup-related claims. With respect to the period covered by this report, our estimate of our total liability for these claims as of March 31, 2014 remains consistent with our prior estimate, and, accordingly, we did not record any additional expense during the three month period ended March 31, 2014. With respect to the same prior year period, we also did not record any additional expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. Based upon our most recent estimates for liabilities associated with the Durom Cup, we believe we may exhaust our self-insured retention under our insurance program. In this event, we would have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we would recover some amount from our insurance carriers if our ultimate losses exceed our self-insured retention. We have recognized a $218.0 million receivable in “Other assets” on our condensed consolidated balance sheet as of March 31, 2014 for estimated insurance recoveries, which reduced “Certain claims” expense. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of March 31, 2014 of the remaining liability for all Durom Cup-related claims is $372.3 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $322.3 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

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

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois. Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of March 31, 2014, discovery in these lawsuits was underway and no trial dates had been set. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. That appeal is pending. We have not accrued an estimated loss related to this matter in our condensed consolidated statement of earnings for the quarter ended March 31, 2014 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the trial court’s judgment, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $210.0 million plus interest and attorneys’ fees that could have a material adverse effect on our results of operations.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of March 31, 2014, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

16.	Subsequent Event

On April 24, 2014, we entered into a definitive agreement to merge with LVB Acquisition, Inc. (LVB), the parent company of Biomet, Inc. (Biomet), in a cash and stock transaction valued at approximately $13.35 billion. We will pay $10.35 billion in cash and issue 32.7 million shares of our common stock which had a value of approximately $3.0 billion, based on a stock price of $91.73 per share using the five day volume weighted average price immediately preceding the signing of the agreement. In connection with the merger, we will pay off all of LVB’s outstanding funded debt, and the aggregate cash merger consideration will be reduced by such amount. The transaction, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first quarter of 2015. The transaction will position the combined company as a leader in the $45 billion musculoskeletal industry.

Biomet’s product portfolio includes knee and hip reconstructive products; sports medicine, extremities and trauma products; spine, bone healing and microfixation products; dental reconstructive products; and cement, biologics and other products. The combination will enhance enterprise diversification with broader franchises in the Knee, Hip, Surgical, Spine and Dental categories, as well as in the faster-growing Sports Medicine, Extremities and Trauma categories.

We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from a newly committed $3.0 billion senior unsecured term loan and senior notes we intend to issue. In connection with our execution of the definitive agreement, in April 2014 we entered into a $7.66 billion 364-day bridge facility, which we intend to reduce when the new senior notes are issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

Executive Level Overview

Results for the Three Month Period ended March 31, 2014

Our sales results for the three month period ended March 31, 2014 increased due to increased volume in the joint replacement market and product mix growth from premium priced new products, such as Persona® The Personalized Knee System. This was partially offset by continued pricing pressure, mostly in our Americas and Europe operating segments, as well as negative effects from changes in foreign currency exchange rates.

The increase in sales resulted in increased gross profit. Meanwhile, operating expenses were higher, primarily from spending on our quality and operational excellence initiatives. Since the increase in gross profit was tempered by increases in operating expenses, operating profit for the three month period ended March 31, 2014 was similar to the same prior year period. Interest expense, net, decreased due to fixed-to-variable interest rate swaps we entered into in the second half of 2013. Additionally, our effective tax rate (ETR) benefited from the release of a valuation allowance on foreign net operating loss carryforwards. As a result, net earnings increased slightly from the prior year.

2014 Outlook

The 2014 outlook discussed in this section does not include anticipated expenses associated with the pending merger with Biomet. We expect to incur significant expenses during the remainder of 2014 as we develop acquisition and integration plans in anticipation of the expected closing in the first quarter of 2015. We plan to report expenses related to acquisition and integration as part of “Special items.” Additionally, we will incur additional interest expense (including debt issuance costs) related to new borrowings to fund the cash portion of the pending transaction. Our anticipated new borrowings are further discussed in the “Liquidity and Capital Resources” section of this discussion and analysis. At this time, it is difficult for us to estimate the amount of these expenses with any certainty, but we expect they will be significant relative to our operating results and cash flows in 2014.

We estimate our net sales will grow between 2.5 and 4.5 percent in 2014. This assumes the market for knee and hip procedures will remain stable and grow in the low to mid-single digits. We expect pricing to have a negative effect on sales growth of between 2 and 3 percent, and foreign currency exchange rates to have a negative effect on sales growth of between 0 and 1 percent based upon March 31, 2014 rates.

Assuming currency rates remain at March 31, 2014 levels, we expect our gross margin to be between 73 and 74 percent of sales in 2014, compared to 72.2 percent for the full year in 2013. In the 2013 period, we recognized significant excess and obsolescence charges related to products we intend to discontinue and similar significant charges are not expected in 2014. The 2014 range assumes that foreign currency hedge gains will be higher than in 2013. The range also takes into consideration the full year impact of the 2.3 percent medical device excise tax on a majority of our U.S. sales. Based upon the levels of inventory we were carrying before the medical device excise tax was effective on January 1, 2013, we did not recognize any significant expenses from the excise tax until the fourth quarter of 2013. We estimate the cost in 2014 will be approximately $10 million per quarter. Since we recognize the medical device excise tax as a part of the cost of inventory, the amount expensed in any particular quarter will vary according to U.S. sales levels in that quarter.

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

Assuming variable interest rates remain at March 31, 2014 levels, we expect interest income and expense, net, to be similar to 2013, absent additional interest expense related to the pending transaction with Biomet.

We expect our ETR to increase in 2014 relative to 2013, as we do not anticipate certain significant costs, such as excess and obsolete inventory charges and “Certain claims” that were incurred in jurisdictions with higher tax rates in 2013, to recur, thus increasing the profit in those higher tax jurisdictions.

Based upon the above, we expect reported net earnings and diluted earnings per share to increase in a range of approximately 13 to 17 percent in 2014 as compared to 2013, stemming from anticipated higher sales and an improved gross margin.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Americas	$638.7	$634.7	1%	4%	(3)%	—%
Europe	326.9	307.5	6	6	(2)	2
Asia Pacific	195.9	196.7	—	8	—	(8)

Total	$1,161.5	$1,138.9	2	5	(2)	(1)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Reconstructive
Knees	$487.9	$471.0	4%	8%	(3)%	(1)%
Hips	331.7	330.8	—	4	(2)	(2)
Extremities	52.1	47.8	9	12	(3)	—

	871.7	849.6	3	7	(3)	(1)
Dental	61.0	59.7	2	2	—	—
Trauma	79.7	82.0	(3)	—	(1)	(2)
Spine	48.3	47.7	1	3	(2)	—
Surgical and other	100.8	99.9	1	4	(1)	(2)

Total	$1,161.5	$1,138.9	2	5	(2)	(1)

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2014	2013	% Inc (Dec)
Reconstructive
Knees
Americas	$283.5	$275.5	3%
Europe	131.1	122.5	7
Asia Pacific	73.3	73.0	—
Hips
Americas	150.4	151.9	(1)
Europe	115.5	111.8	3
Asia Pacific	65.8	67.1	(2)
Extremities
Americas	38.9	37.3	4
Europe	9.9	7.8	28
Asia Pacific	3.3	2.7	24

	871.7	849.6	3
Dental
Americas	35.0	35.5	(1)
Europe	20.2	19.6	3
Asia Pacific	5.8	4.6	24
Trauma
Americas	37.6	41.2	(9)
Europe	20.6	18.8	10
Asia Pacific	21.5	22.0	(2)
Spine
Americas	30.1	30.7	(2)
Europe	12.5	12.2	2
Asia Pacific	5.7	4.8	18
Surgical and other
Americas	63.2	62.6	1
Europe	17.1	14.8	15
Asia Pacific	20.5	22.5	(9)

Total	$1,161.5	$1,138.9	2

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of year-over-year sales growth during the three month period ended March 31, 2014. The 5 percentage points of growth were lower than the year-over-year sales growth from volume/mix in the three month period ended December 31, 2013. We believe this reflects some seasonality, especially in the Americas.

We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors. In addition, demand for clinically proven premium products and patient specific devices are expected to continue to positively affect sales growth in markets that recognize the value of these advanced technologies.

Pricing Trends

Global selling prices had a negative effect of 2 percentage points on year-over-year sales during the three month period ended March 31, 2014. Our Americas and Europe reporting segments and certain countries in our

Asia Pacific reporting segment continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the entire year, we expect lower prices will have a negative effect on sales growth of between 2 and 3 percent.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2014, foreign currency exchange rates resulted in a 1 percent decrease in sales, primarily from the strengthening of the U.S. Dollar versus the Japanese Yen in the period. If foreign currency exchange rates remain consistent with March 31, 2014 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales growth in 2014 of between 0 and 1 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Sales by Product Category

Knees

Knee sales increased 4 percent in the three month period ended March 31, 2014 when compared to the same prior year period. Our Knee product category has benefited from new product introductions, such as Persona The Personalized Knee System and early intervention products.

In 2014, we have continued a broader launch of our new knee system, Persona The Personalized Knee System. We intend to continue to deploy implant and instrument sets to all geographic regions during the remainder of 2014 and beyond. In the meantime, our NexGen® Complete Knee Solution product line is still our leading knee system in terms of sales. Products driving growth in this category in addition to Persona The Personalized Knee System included the Zimmer® Unicompartmental High Flex Knee and our early intervention products.

In Europe, changes in foreign currency exchange rates positively affected knee sales in the three month period ended March 31, 2014 by 2 percent. In Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three month period ended March 31, 2014 by 10 percent.

Hips

Hip sales were flat in the three month period ended March 31, 2014 when compared to the same prior year period. Positive volume and mix trends continued to be offset by pricing pressure and changes in foreign currency exchange rates.

Leading hip stem sales were the Zimmer® M/L Taper Hip Prosthesis, the Zimmer® M/L Taper Hip Prosthesis with Kinectiv® Technology, the CLS® Spotorno® Stem from the CLS Hip System, the Alloclassic® Zweymüller® Hip Stem and the Fitmore® Hip Stem. Products experiencing growth in this category included the Avenir® Müller Stem, the Wagner SL Revision® Hip Stem, the Continuum® Acetabular System, the Trilogy® IT Acetabular System, the Allofit® IT Alloclassic® Acetabular System, Vivacit-E® Highly Crosslinked Polyethylene Liners and BIOLOX®1 delta Heads.

In Europe, changes in foreign currency exchange rates positively affected hip sales in the three month period ended March 31, 2014 by 2 percent. In Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three month period ended March 31, 2014 by 9 percent.

Extremities

Extremities sales increased by 9 percent in the three month period ended March 31, 2014 when compared to the same prior year period. The sales increase reflects growth from our shoulder systems, such as the Zimmer® Trabecular MetalTM Reverse Shoulder System and the Sidus® Stem-Free Shoulder, and a broader product

1 Registered trademark of CeramTec GmbH

portfolio to compete in the foot and ankle and hand and wrist areas of the Extremities category. The broader portfolio includes the Zimmer® Trabecular Metal Total Ankle and products from the acquisition of NORMED Medizin-Technik GmbH in June 2013.

Dental

Dental sales increased by 2 percent in the three month period ended March 31, 2014 when compared to the same prior year period. This was the result of improved sales of dental reconstructive implants partially offset by decreases in digital solutions, restorative products and regenerative products. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales decreased 3 percent in the three month period ended March 31, 2014 when compared to the same prior year period. In the prior year period, we benefited from certain competitive product issues in this product category, especially in the Americas. In the current year, with the competitive product back on the market, we were not able to achieve the same level of sales as in the prior year. This caused our intramedullary nail product portfolio sales to decline in the current year, which was partially offset by growth in our plates and screws product portfolio. The Zimmer Natural Nail® System and Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales increased by 1 percent in the three month period ended March 31, 2014 when compared to the same prior year period. We continue to focus on and have had slightly increased sales in our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the PathFinder NXT® Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System, the Trinica® Select Anterior Cervical Plate System and other spine products.

Surgical and other

Surgical and other sales increased 1 percent in the three month period ended March 31, 2014 when compared to the same prior year period. The primary driver of sales growth in this product category was the Transposal® Fluid Waste Management System. With this system we sell capital equipment that is used with a one-time disposable manifold. In the prior year, this system benefitted from a competitive product being off the market. While that competitive product is back on the market, sales growth was still achieved as our customers continued to purchase the disposable manifolds to be used with the capital equipment. Other products leading sales in this category were PALACOS®2 Bone Cement, tourniquets and wound debridement devices.

Expenses as a Percentage of Net Sales

	Three Months Ended March 31,
	2014	2013	Inc (Dec)
Cost of products sold	26.3%	25.7%	0.6
Research and development	4.1	4.7	(0.6)
Selling, general and administrative	40.0	40.5	(0.5)
Special items	4.0	2.9	1.1
Operating profit	25.7	26.2	(0.5)

2 Registered trademark of Heraeus Kulzer GmbH

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the three month period ended March 31, 2014 compared to the same prior year period was primarily due to the medical device excise tax, lower average selling prices, and certain inventory and manufacturing related charges associated with our quality enhancement and remediation efforts. These negative effects were partially offset by hedge gains recorded in the 2014 period from our foreign currency hedging program versus hedge losses recorded in the 2013 period, and lower excess and obsolete inventory charges in the 2014 period. The hedge gains were primarily the result of the U.S. Dollar strengthening against the Japanese Yen. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affects earnings.

Operating Expenses

R&D expenses and R&D as a percentage of sales both declined in the three month period ended March 31, 2014 when compared to the same prior year period. The lower expense reflects a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2014 to be between 4 and 4.5 percent of sales for the full year.

SG&A expenses increased, but SG&A as a percentage of sales decreased, in the three month period ended March 31, 2014 when compared to the same prior year period. The dollar increase was primarily due to increased intangible amortization from acquisitions and higher employee-related expenses due to an increase in the number of employees and annual salary increases. However, these expense increases were partially offset by the effects of our operational excellence initiatives, which resulted in decreases in certain areas such as selling expenses. As a percentage of sales, SG&A expenses decreased in the 2014 period as our operational excellence initiatives produced lower variable and fixed costs in SG&A as net sales increased.

“Special items” for the three month period ended March 31, 2014 increased compared to the same prior year period. The increase was driven by the accelerated amortization on certain intangible assets, increased dedicated project personnel expenses related to our quality and operational excellence initiatives and certain R&D agreements we entered into with upfront payments to acquire intellectual property. We continue to implement our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our quality and operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements and other items as “Special items.” See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Interest Income, Interest Expense, Income Taxes, Net Earnings and Segment Operating Profit

Interest income and expense, net, decreased in the three month period ended March 31, 2014 when compared to the same prior year period. In the second half of 2013, we entered into additional fixed-to-variable rate interest swaps designated as fair value hedges. In the 2014 period, the variable rates we paid on the swaps were lower than the fixed rate on the hedged debt and therefore interest expense decreased.

The ETR on earnings before income taxes for the three month period ended March 31, 2014 decreased to 22.7 percent compared to 23.1 percent in the same prior year period. The decrease was primarily due to an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards. We anticipate that the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $221.5 million for the three month period ended March 31, 2014 increased 1 percent compared to the same prior year period as a result of the changes in revenues and expenses discussed above. In the three month period ended March 31, 2014, basic and diluted earnings per share both increased 1 percent as well. While we continued to repurchase shares in the first quarter, our overall basic and diluted shares outstanding increased compared to the same prior year period as an increase in our stock price resulted in significant stock option exercises by our employees and more dilutive shares outstanding as calculated pursuant to the treasury stock method under GAAP.

For our reporting segments, operating profit increased in Europe and Asia Pacific in the three month period ended March 31, 2014 compared to the same prior year period, while in the Americas it decreased. The decrease in the Americas was primarily from lower gross profit due to the medical device excise tax and from lower average selling prices. In Europe, the increase in operating profit was driven by a 6 percent increase in sales coupled with controlled operating expenses. Operating expenses increased 2 percent, due to our operational excellence initiatives and the nature of fixed versus variable expenses resulting in operating margin expansion in Europe. The increase in operating profit in Asia Pacific was driven by an 8 percent increase in sales from volume/mix. While changes in foreign currency exchange rates decreased sales in Asia Pacific by 8 percent, this decline was largely offset by hedge gains recorded in 2014 versus hedge losses recorded in 2013.

Non-GAAP operating performance measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Special items,” and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month period ended March 31, 2014 was $258.1 million compared to $240.8 million in the same prior year period. Our non-GAAP adjusted diluted earnings per share for the three month period ended March 31, 2014 was $1.50, compared to $1.41 in the same prior year period.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended March 31,
(In millions)	2014	2013
Net Earnings of Zimmer Holdings, Inc.	$221.5	$218.6
Inventory step-up and other inventory and manufacturing related charges	7.7	2.2
Special items	45.9	33.5
Taxes on above items*	(17.0)	(13.5)

Adjusted Net Earnings	$258.1	$240.8

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	March 31,
	2014	2013
Diluted EPS	$1.29	$1.28
Inventory step-up and other inventory and manufacturing related charges	0.04	0.01
Special items	0.27	0.20
Taxes on above items*	(0.10)	(0.08)

Adjusted Diluted EPS	$1.50	$1.41

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $188.8 million in the three month period ended March 31, 2014, compared to $180.5 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $114.7 million of operating cash in the 2014 period. All other items of operating cash flows reflect a use of $147.0 million of cash in the three month period ended March 31, 2014, compared to a use of $137.4 million in the same 2013 period.

The higher cash flows provided by operating activities in the 2014 period were primarily due to improved cash flows generated from receivables collections, especially significant amounts received in Spain, and lower funding of our U.S. pension plans. These favorable items were partially offset by higher tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges.

At March 31, 2014, we had 68 days of sales outstanding in trade accounts receivable, which represents an increase of 3 days compared to December 31, 2013 and is the same as March 31, 2013. At March 31, 2014, we had 334 days of inventory on hand. This is an increase of 49 days compared to December 31, 2013 and an increase of 15 days from March 31, 2013. We consider the changes in days of sales outstanding and days of inventory on hand as normal fluctuations for our business.

Cash flows used in investing activities were $98.4 million in the three month period ended March 31, 2014, compared to cash inflows of $53.0 million in the same prior year period. Additions to instruments were relatively consistent between the 2014 and 2013 periods as we continued to purchase instruments for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment increased in the 2014 period compared to the 2013 period, reflecting cash outlays necessary to complete new product-related investments and to replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs.

Cash flows used in financing activities were $290.7 million in the three month period ended March 31, 2014, compared to $452.5 million in the same prior year period. In the 2014 period, we returned cash to our stockholders in the form of cash dividends of $34.0 million and share repurchases of $400.5 million. In the 2013 period, we paid off outstanding borrowings under our senior credit facility. Additionally, an increase in our stock price in late 2013 and into 2014 resulted in many employees exercising stock options, which provided us with additional cash.

In February 2014, our Board of Directors declared a cash dividend of $0.22 per share that was paid in April 2014. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The first quarter 2014 dividend equates to an annual rate of $0.88 per share, which represents a 10 percent increase over the 2013 annualized rate.

As discussed in Note 11 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are defending a patent infringement lawsuit in which the trial court awarded the plaintiff $210.0 million in damages plus interest and attorneys’ fees. We have filed a Notice of Appeal and have not recorded a liability because we do not believe it is probable that we have incurred a loss. Although we believe we have strong grounds to reverse the trial court’s judgment, we could be required to pay $210.0 million plus interest and attorneys’ fees in the future.

Also as discussed in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have recorded a short-term liability of $50.0 million and long-term liability of $322.3 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next five years. We have also recorded a long-term receivable of $218.0 million that we expect to receive from insurance carriers once we reach our self-insured retention under our insurance programs.

As discussed in Note 16 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have entered into a definitive agreement to merge with Biomet’s parent corporation for $10.35 billion in cash and 32.7 million shares of our common stock which had an aggregate value of $3.0 billion, based on the stock price at the time of the announcement of the transaction. We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from a newly committed $3.0 billion senior unsecured term loan and senior notes we intend to issue. In connection with our execution of the definitive agreement, in April 2014 we entered into a $7.66 billion 364-day bridge facility (Bridge Facility), which we intend to reduce when the new senior notes are issued.

Currently, we have four tranches of senior notes outstanding: $250 million aggregate principal amount of 1.4 percent notes due November 30, 2014, $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity.

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

We intend to refinance our $250 million senior notes due November 30, 2014 by either borrowing against our senior credit facility or by issuing new senior notes.

We have a five year $1,350 million revolving, multi-currency, senior unsecured credit facility maturing May 9, 2017 (Senior Credit Facility). There were no borrowings outstanding under the Senior Credit Facility at March 31, 2014. Due to the pending Biomet transaction, we expect to renew the Senior Credit Facility later this year.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at a LIBOR-based rate plus an applicable margin determined by reference to our senior unsecured long-term credit rating and the amounts drawn under the Senior Credit Facility, at an alternate base rate, or at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales or transfers of assets. Financial covenants include a maximum leverage ratio of 3.0 to 1.0. If we fall below an investment grade credit rating, additional restrictions would result, including restrictions on investments, payment of dividends and stock repurchases. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2014. Commitments under the Senior Credit Facility are subject to certain fees, including a facility fee and a utilization fee.

We have a term loan agreement (Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2016. Borrowings under the Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have available uncommitted credit facilities totaling $50.3 million. The Bridge Facility we entered into in connection with the Biomet transaction will provide up to $7.66 billion for 364 days.

We expect to maintain an investment grade credit ratings by Standard and Poor’s and Moody’s if the Biomet transaction is completed. After the announcement of the Biomet transaction, Standard and Poor’s Ratings Services placed a CreditWatch with negative implications on our rating and expects to lower our rating from A- to BBB if the transaction is completed. Moody’s Investor Services placed our rating on review for downgrade and expects to lower our rating from Baa1 to Baa3 if the transaction is completed.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2014, we had short-term and long-term investments in debt securities with a fair value of $823.9 million. These investments are in debt securities of many different issuers and therefore we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of March 31, 2014, $786.6 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $462.1 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

Our concentration of credit risks with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas, and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country specific variables.

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of March 31, 2014, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $211.1 million. With allowances for doubtful accounts of $9.9 million recorded in those countries, the net balance was $201.2 million, representing 23 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $193.5 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

As of March 31, 2014, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. Due to the pending transaction with Biomet, we do not plan to repurchase additional shares in 2014, in order to preserve capital to help fund the transaction. Upon completion of the transaction, in the near to medium term we intend to use our cash flows for debt repayment and dividends instead of share repurchases.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility or from the public and private debt markets are sufficient to meet our working capital, capital expenditure, debt service needs and fund our pending transaction with Biomet, as well as return cash to stockholders in the form of dividends. Should additional investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

There were no changes in the three month period ended March 31, 2014 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed in that Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In our 2013 impairment test, while no impairment charges were recorded, we concluded that our U.S. Spine and U.S. Dental reporting units’ estimated fair values did not substantially exceed their respective carrying values. If these reporting units are not able to achieve their operating plans or if those markets deteriorate beyond our expectations, we may have to record a goodwill impairment charge in the future. We have other reporting units with goodwill assigned to them. As of the annual impairment test in 2013, the estimated fair values for those reporting units substantially exceeded their carrying values.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from our proposed merger (the “Merger”) with Biomet will not be realized, or will not be realized within the expected time periods;

•	the inability to obtain regulatory approvals of the Merger (including the approval of antitrust authorities necessary to complete the transaction) on the terms desired or anticipated;

•

the timing of such regulatory approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger;

•	the risk that a condition to closing the Merger may not be satisfied on a timely basis or at all, and the risk that the proposed transaction fails to close for any other reason;

•	the risks and uncertainties related to our ability to successfully integrate Biomet’s operations, products, employees and distributors with ours;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to the Merger;

•

the effect of the announcement of the proposed Merger on our relationships and Biomet’s relationships with our respective customers, vendors and lenders and on our respective operating results and businesses generally;

•	the risk that any condition to the closing of the financing committed for the Merger and the refinancing of our debt is not satisfied on a timely basis or at all;

•	the outcome of any legal proceedings related to the proposed Merger;

•	competition;

•	pricing pressures;

•

the impact of the federal healthcare reform measures, including the impact of the U.S. excise tax on medical devices, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•

challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (FDA) and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2013 and this Quarterly Report on Form 10-Q contain discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Other than the addition of the risk factors presented below related to our proposed Biomet transaction, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

We may not realize all of the anticipated benefits of the Biomet merger or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating the two businesses.

The success of the merger will depend, in part, on our ability to realize the anticipated benefits and cost savings from combining the businesses of Zimmer and Biomet. Zimmer and Biomet have operated and, until the completion of the merger, will continue to operate, independently. It is possible that the integration process could result in the loss of key employees or distributors, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that could adversely affect the combined company’s ability to maintain relationships with customers or suppliers, or to achieve the anticipated benefits of the merger. If we experience difficulties with the integration process, the anticipated synergies and other benefits of the transaction may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies may also divert management attention and resources. These integration matters could have an adverse effect on each of Zimmer and Biomet during this transition period and for an undetermined period after completion of the transaction on the combined company.

In addition, even if we successfully integrate Biomet’s business operations with our own, we may not realize the full expected benefits of the transaction, including the synergies, cost savings, sales and growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all. Additional unanticipated costs may also be incurred in the integration of the companies’ businesses. As a result, we cannot assure you that the combination of Zimmer’s and Biomet’s businesses will result in the realization of the full synergies and other benefits anticipated from the transaction.

Zimmer and Biomet will be subject to business uncertainties while the transaction is pending that may have an adverse effect on Zimmer prior to closing or the combined company after completion of the transaction.

Uncertainty about the effect of the transaction between Zimmer and Biomet on employees, distributors, customers and suppliers may have an adverse effect on the parties prior to closing or the combined company after completion of the transaction. These uncertainties may impair Zimmer’s or Biomet’s ability to attract, retain and motivate key personnel until the transaction is completed, and could cause customers, suppliers and others that deal with Zimmer or Biomet to seek to change existing business relationships with either company. If key employees or distributors depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Zimmer or Biomet, Zimmer’s business or the business of the combined company after completion of the transaction could be harmed.

Failure to consummate the Biomet transaction could negatively impact our share price and our future business and financial results.

If the proposed Biomet transaction is not consummated, our ongoing businesses may be adversely affected and, without realizing any of the benefits of having consummated the transaction, we will be subject to a number of risks, including the following:

•	if the merger agreement is terminated under specified circumstances, we may be required to pay to Biomet a termination fee equal to $800.0 million;

•

matters relating to the transaction (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to pursuing other opportunities that may have been beneficial to us;

•	the market price of our common stock could decline to the extent that the current market price reflects an assumption that the transaction will be completed;

•

we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transaction, and if the transaction is not completed, we would have recognized these expenses without realizing the expected benefits of the transaction; and

•

we could be subject to litigation related to any failure to consummate the merger or related to any enforcement proceeding commenced against us to perform our respective obligations under the merger agreement.

If the merger is not consummated, these risks may materialize and may materially adversely affect our business, financial results and share price.

If we consummate the Biomet transaction, we will be required to incur a substantial amount of additional indebtedness and issue equity securities, which could have an adverse effect on our financial health and make it more difficult for us to obtain additional financing in the future.

We currently expect to fund the $13.35 billion purchase price for the Biomet transaction with a combination of $3 billion of equity and $10.35 billion of cash and debt. The increased indebtedness and higher debt-to-equity ratio we will experience could, among other things, limit our ability to obtain financing in the future, reduce our flexibility to respond to changing business and economic conditions and increase our borrowing costs. Furthermore, the issuance of equity securities may result in substantial dilution to our existing stockholders and may have a material adverse effect on the market price of our common stock. Additionally, if we fail to realize the expected benefits from the Biomet transaction or if the financial performance of the combined company does not meet our current expectations, it may make it more difficult for us to service our debt and our results of operations may fail to meet expectations.

Consummation of the transaction is not subject to a financing condition. We may have to obtain financing under the bridge facility if we cannot secure the permanent financing we currently expect to obtain. The interest rates, mandatory prepayment provisions and other terms and covenants for debt incurred pursuant to the bridge facility would generally be less favorable than the permanent financing arrangements that we contemplate.

The required regulatory approvals to complete the Biomet transaction may not be obtained or may contain materially burdensome conditions that could have a material adverse effect on us.

Completion of the Biomet transaction is conditioned upon the receipt of certain governmental approvals, including, without limitation, the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, the approval of the European Commission pursuant to applicable antitrust laws and, with respect to certain other jurisdictions, the receipt of regulatory approval or the termination or expiration of applicable waiting periods. Although Zimmer and Biomet have agreed in the merger agreement to take all steps necessary to obtain the requisite antitrust governmental approvals, there can be no assurance that these approvals will be obtained. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the transaction or require changes to the terms of the transaction including, without limitation, the sale or divestiture of assets or businesses and the entering into, amendment or termination of contracts or other arrangements. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. If we become subject to any material conditions in order to obtain any approvals required to complete the transaction, completion of the transaction could be delayed and our business and results of operations may be materially adversely affected.

Biomet faces litigation risks and is the subject of various legal proceedings, which the combined company would assume if the transaction is consummated.

If we consummate the Biomet transaction, the combined company will assume Biomet’s risks arising from legal proceedings. Like all medical device companies in the current legal environment, Biomet is involved in various patent, product liability, consumer and commercial litigation and claims, government investigations, and other legal proceedings that arise from time to time in the ordinary course of its business. We cannot predict with certainty the eventual outcome of Biomet’s pending or future legal proceedings and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of common stock settled during the three month period ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2014	1,059,320	$93.62	1,059,320	$900,825,809
February 2014	1,830,000	94.00	1,830,000	728,807,991
March 2014	1,345,200	96.10	1,345,200	599,534,755

Total	4,234,520	$94.57	4,234,520	$599,534,755

*

Includes repurchases made under the current program authorizing $1.0 billion of repurchases. The current program has no expiration date. However, due to the pending transaction with Biomet, we do not plan on further share repurchases in the near to medium term.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended March 31, 2014, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	Separation Agreement between Zimmer, Inc. and Jeffery A. McCaulley entered into on January 28, 2014

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.
(Registrant)

Date: May 6, 2014	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: May 6, 2014	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer