Form 10-Q
period 2014-06-30
ZIMMER HOLDINGS INC
filed 2014-08-07
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2014, 168,916,897 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2014

Part I – Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Sales	$1,182.9	$1,169.5	$2,344.4	$2,308.4
Cost of products sold	333.2	323.6	638.6	616.5

Gross Profit	849.7	845.9	1,705.8	1,691.9

Research and development	48.1	54.9	95.6	108.4
Selling, general and administrative	455.8	458.0	920.1	918.8
Certain claims (Note 14)	21.8	47.0	21.8	47.0
Special items (Note 2)	64.7	75.6	110.6	109.1

Operating expenses	590.4	635.5	1,148.1	1,183.3

Operating Profit	259.3	210.4	557.7	508.6
Other expense	(10.0)	—	(10.0)	—
Interest income	2.9	3.9	5.4	7.6
Interest expense	(15.8)	(18.3)	(30.8)	(36.5)

Earnings before income taxes	236.4	196.0	522.3	479.7
Provision for income taxes	60.3	44.3	125.1	110.0

Net earnings	176.1	151.7	397.2	369.7
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.4)	(0.8)	(1.0)

Net Earnings of Zimmer Holdings, Inc.	$176.5	$152.1	$398.0	$370.7

Earnings Per Common Share
Basic	$1.05	$0.90	$2.36	$2.20
Diluted	$1.03	$0.89	$2.32	$2.17

Weighted Average Common Shares Outstanding
Basic	168.4	168.8	168.7	168.8
Diluted	171.0	170.7	171.4	170.7

Cash Dividends Declared Per Common Share	$0.22	$0.20	$0.44	$0.40

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$176.1	$151.7	$397.2	$369.7

Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(12.3)	(31.8)	3.6	(96.8)
Unrealized cash flow hedge gains/(losses), net of tax	(8.3)	13.6	(11.4)	42.8
Reclassification adjustments on foreign currency hedges, net of tax	(2.7)	(2.4)	(4.7)	1.5
Unrealized gains/(losses) on securities, net of tax	0.1	(0.9)	0.2	(1.0)
Reclassification adjustments on securities, net of tax	—	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	3.6	2.3	1.7	6.5

Total Other Comprehensive Loss	(19.6)	(19.2)	(11.0)	(47.0)

Comprehensive Income	156.5	132.5	386.2	322.7
Comprehensive loss attributable to the noncontrolling interest	(0.4)	(0.4)	(0.8)	(1.0)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$156.9	$132.9	$387.0	$323.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$968.7	$1,080.6
Short-term investments	729.3	727.0
Accounts receivable, less allowance for doubtful accounts	950.2	936.6
Inventories	1,147.2	1,074.5
Prepaid expenses and other current assets	130.3	107.1
Deferred income taxes	304.1	271.9

Total Current Assets	4,229.8	4,197.7
Property, plant and equipment, net	1,275.4	1,224.7
Goodwill	2,611.1	2,611.2
Intangible assets, net	646.5	707.7
Other assets	875.5	839.3

Total Assets	$9,638.3	$9,580.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$171.8	$146.3
Income taxes	134.6	221.2
Other current liabilities	646.5	664.1

Total Current Liabilities	952.9	1,031.6
Other long-term liabilities	545.7	576.6
Long-term debt	1,687.4	1,672.3

Total Liabilities	3,186.0	3,280.5

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 267.5 million shares issued in 2014 (264.3 million in 2013)	2.7	2.6
Paid-in capital	4,240.2	4,000.6
Retained earnings	8,036.5	7,712.7
Accumulated other comprehensive income	356.1	367.1
Treasury stock, 98.7 million shares in 2014 (94.5 million shares in 2013)	(6,185.2)	(5,785.7)

Total Zimmer Holdings, Inc. stockholders’ equity	6,450.3	6,297.3
Noncontrolling interest	2.0	2.8

Total Stockholders’ Equity	6,452.3	6,300.1

Total Liabilities and Stockholders’ Equity	$9,638.3	$9,580.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$397.2	$369.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	192.3	176.5
Share-based compensation	24.2	26.2
Income tax benefit from stock option exercises	28.8	21.8
Excess income tax benefit from stock option exercises	(8.6)	(5.1)
Inventory step-up	4.2	2.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(114.4)	(47.8)
Receivables	(14.7)	(90.0)
Inventories	(85.2)	(86.2)
Accounts payable and accrued expenses	(1.7)	8.8
Other assets and liabilities	20.8	(6.1)

Net cash provided by operating activities	442.9	370.2

Cash flows provided by (used in) investing activities:
Additions to instruments	(112.0)	(116.3)
Additions to other property, plant and equipment	(63.4)	(40.3)
Purchases of investments	(783.3)	(366.0)
Sales of investments	691.4	475.4
Investments in other assets	(1.4)	(74.4)

Net cash used in investing activities	(268.7)	(121.6)

Cash flows provided by (used in) financing activities:
Net payments under revolving credit facilities	0.5	(100.1)
Dividends paid to stockholders	(70.9)	(64.5)
Proceeds from employee stock compensation plans	218.9	216.7
Excess income tax benefit from stock option exercises	8.6	5.1
Debt issuance costs	(47.7)	—
Purchase of additional shares from noncontrolling interest	—	(1.8)
Repurchase of common stock	(400.5)	(460.8)

Net cash used in financing activities	(291.1)	(405.4)

Effect of exchange rates on cash and cash equivalents	5.0	(17.6)

Decrease in cash and cash equivalents	(111.9)	(174.4)

Cash and cash equivalents, beginning of year	1,080.6	884.3

Cash and cash equivalents, end of period	$968.7	$709.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on June 25, 2014 and 2013. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of March 26 through June 25 and the six month results included in these condensed consolidated financial statements are for the period of December 26 through June 25 or the period of January 1 to June 25.

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

On April 24, 2014, we entered into a definitive agreement to merge with LVB Acquisition, Inc. (LVB), the parent company of Biomet, Inc. (Biomet), in a cash and stock transaction valued at approximately $13.35 billion. We will pay $10.35 billion in cash, subject to certain adjustments, and issue 32.7 million shares of our common stock which had a value of approximately $3.0 billion, based on a stock price of $91.73 per share using the five day volume weighted average price immediately preceding the signing of the agreement. In connection with the merger, we will pay off all of LVB’s outstanding funded debt, and the aggregate cash merger consideration will be reduced by such amount. The merger, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first quarter of 2015. The merger will position the combined company as a leader in the $45 billion musculoskeletal industry.

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

We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from a newly committed $3.0 billion senior unsecured term loan and up to $7.66 billion in senior unsecured notes we intend to issue. In May 2014, we entered into a $7.66 billion 364-day bridge credit facility. To the extent the senior unsecured notes are not issued and sold on or prior to the closing date of the merger, we intend to draw on the bridge credit facility to finance, in part, the cash consideration for the merger and to pay fees and expenses incurred in connection with the merger. The commitments of the bridge lenders to provide the bridge loan will be permanently reduced dollar-for-dollar by the amount of net cash proceeds we receive from the issuance of the senior unsecured notes. See Note 6 and Item 2 in this Form 10-Q for further information regarding these debt instruments.

2.	Significant Accounting Policies

Special Items – We recognize expenses resulting directly from our business combinations (including certain expenses relating to the anticipated merger with Biomet), employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Impairment/loss on disposal of assets	$4.6	$—	$14.3	$0.3
Consulting and professional fees	40.7	23.4	55.7	50.3
Employee severance and retention	—	6.5	0.9	6.2
Dedicated project personnel	10.9	11.1	21.8	16.5
Certain R&D agreements	—	0.8	4.5	0.8
Relocated facilities	—	1.3	0.7	2.6
Distributor acquisitions	0.4	0.3	0.4	0.3
Certain litigation matters	—	21.7	—	17.9
Contract terminations	4.6	0.9	5.6	1.4
Contingent consideration adjustments	(0.1)	5.6	0.4	5.9
Accelerated software amortization	1.5	1.5	3.0	3.0
Other	2.1	2.5	3.3	3.9

Special items	$64.7	$75.6	$110.6	$109.1

In the six month period ended June 30, 2014, we reduced the estimated useful lives of certain intangible assets to zero because we determined we would no longer utilize those assets. This was accounted for as a change in accounting estimate, which resulted in their remaining net book values of $7.2 million being amortized immediately. We have included this amortization expense in the caption “Impairment/loss on disposal of assets.”

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Inventories

	June 30, 2014	December 31, 2013
	(in millions)
Finished goods	$888.5	$817.0
Work in progress	84.9	77.4
Raw materials	173.8	180.1

Inventories	$1,147.2	$1,074.5

4.	Property, Plant and Equipment

	June 30, 2014	December 31, 2013
	(in millions)
Land	$21.7	$21.7
Buildings and equipment	1,371.1	1,353.1
Capitalized software costs	282.1	272.6
Instruments	1,705.2	1,610.6
Construction in progress	84.4	58.2

	3,464.5	3,316.2
Accumulated depreciation	(2,189.1)	(2,091.5)

Property, plant and equipment, net	$1,275.4	$1,224.7

5.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of June 30, 2014
Corporate debt securities	$323.6	$0.3	$(0.1)	$323.8
U.S. government and agency debt securities	185.1	—	—	185.1
Foreign government debt securities	8.1	—	—	8.1
Commercial paper	314.6	—	—	314.6
Certificates of deposit	65.2	—	—	65.2

Total short and long-term investments	$896.6	$0.3	$(0.1)	$896.8

As of December 31, 2013
Corporate debt securities	$457.6	$0.4	$(0.1)	$457.9
U.S. government and agency debt securities	211.1	0.1	—	211.2
Foreign government debt securities	3.1	—	—	3.1
Commercial paper	68.3	—	—	68.3
Certificates of deposit	67.2	—	—	67.2

Total short and long-term investments	$807.3	$0.5	$(0.1)	$807.7

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of June 30, 2014 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$729.3	$729.3
Due after one year through two years	167.3	167.5

Total	$896.6	$896.8

6.	Debt

Our debt consisted of the following (in millions):

	June 30, 2014	December 31, 2013
Long-term debt
Senior Notes due 2014	$250.0	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Japan term loan	114.6	112.4
Other long-term debt	3.1	2.1
Debt discount	(1.5)	(1.5)
Adjustment related to interest rate swaps	21.2	9.3

Total long-term debt	$1,687.4	$1,672.3

In May 2014, we entered into a new credit agreement (Senior Credit Facility). The Senior Credit Facility contains: 1) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (Term Loan), and 2) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (Multicurrency Revolving Facility). The Senior Credit Facility replaced a previous agreement that provided for a $1.35 billion revolving credit facility maturing in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan requires us to reduce unused commitments and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. Commitments under the Term Loan automatically terminate on the earliest to occur of: (i) the funding and disbursement of the Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

In May 2014, we also entered into a 364-Day Credit Agreement (Bridge Credit Agreement). The Bridge Credit Agreement is a 364-day unsecured committed bridge facility in the principal amount of $7.66 billion. Funding of loans under the Bridge Credit Agreement is conditioned on, among other things, the consummation of the Biomet merger. Any loans under the Bridge Credit Agreement will mature 364 days after the funding date of the loans. The Bridge Credit Agreement requires us to reduce unused commitments and prepay the loans with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, such as new senior notes we intend to issue, subject to certain exceptions. Commitments under the Bridge Credit Agreement automatically terminate on the earliest to occur of: (i) the funding and disbursement of the loans, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB. Proceeds of loans under the Bridge Credit Agreement may only be used to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

In association with the Senior Credit Facility and Bridge Credit Agreement we incurred debt issuance costs paid to the lenders. These debt issuance costs, to the extent paid, were recognized as financing cash flows on our condensed consolidated statement of cash flows. For the debt issuance costs related to the Bridge Credit Agreement, we are recognizing expense on a straight-line basis over the estimated commitment period, which is one year. If we borrow under the Bridge Credit Agreement in the future, any remaining unamortized debt issuance costs will be recognized as interest expense over the period debt is outstanding under the Bridge Credit Agreement. The related expense for the Bridge Credit Agreement debt issuance costs has been presented as “Other expense” on our condensed consolidated statement of earnings since we have not borrowed against this agreement. The debt issuance costs related to the Term Loan portion of the Senior Credit Facility will be recognized as interest expense under the effective interest rate method once we borrow on the Term Loan. The debt issuance costs related to the Multicurrency Revolving Facility are being recognized as expense on a straight-line basis over the 5-year commitment period of the facility.

The estimated fair value of our senior notes as of June 30, 2014, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,693.3 million. The estimated fair value of the Japan term loan as of June 30, 2014, based upon publicly available market yield curves and the terms of the debt (Level 2), was $114.3 million.

Before our senior notes due November 30, 2014 mature, we intend to borrow against our Senior Credit Facility or issue new senior notes to pay the $250 million owed. Since we have the ability and intent to refinance these senior notes on a long-term basis with new notes or through our Senior Credit Facility, we have classified these senior notes as long-term debt as of June 30, 2014.

7.	Accumulated Other Comprehensive Income

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2013	$401.1	$33.1	$0.5	$(67.6)
OCI before reclassifications	3.6	(11.4)	0.2	—
Reclassifications	—	(4.7)	(0.4)	1.7

Balance June 30, 2014	$404.7	$17.0	$0.3	$(65.9)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Earnings
Component of OCI	2014	2013	2014	2013
Cash flow hedges
Foreign exchange forward contracts	$6.7	$3.7	$11.7	$(1.7)	Cost of products sold
Foreign exchange options	(0.1)	(0.1)	(0.2)	(0.2)	Cost of products sold

	6.6	3.6	11.5	(1.9)	Total before tax
	3.9	1.2	6.8	(0.4)	Provision for income taxes

	$2.7	$2.4	$4.7	$(1.5)	Net of tax

Investments
Realized gains on securities	—	—	0.4	—	Interest income
	—	—	—	—	Provision for income taxes

	$—	$—	$0.4	$—	Net of tax

Defined benefit plans
Prior service cost	$0.9	$0.9	$1.9	$1.9	*
Unrecognized actuarial (loss)	(2.8)	(4.6)	(5.7)	(9.3)	*

	(1.9)	(3.7)	(3.8)	(7.4)	Total before tax
	1.7	(1.4)	(2.1)	(0.9)	Provision for income taxes

	$(3.6)	$(2.3)	$(1.7)	$(6.5)	Net of tax

Total reclassifications	$(0.9)	$0.1	$3.4	$(8.0)	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 11).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(12.3)	$—	$(12.3)	$3.6	$—	$3.6
Unrealized cash flow hedge gains/(losses)	(11.6)	(3.3)	(8.3)	(15.5)	(4.1)	(11.4)
Reclassification adjustments on foreign currency hedges	(6.6)	(3.9)	(2.7)	(11.5)	(6.8)	(4.7)
Unrealized gains/(losses) on securities	0.1	—	0.1	0.2	—	0.2
Reclassification adjustments on securities	—	—	—	(0.4)	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.9	(1.7)	3.6	3.8	2.1	1.7

Total Other Comprehensive Gain/(Loss)	$(28.5)	$(8.9)	$(19.6)	$(19.8)	$(8.8)	$(11.0)

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(31.8)	$—	$(31.8)	$(96.8)	$—	$(96.8)
Unrealized cash flow hedge gains	22.9	9.3	13.6	67.7	24.9	42.8
Reclassification adjustments on foreign currency hedges	(3.6)	(1.2)	(2.4)	1.9	0.4	1.5
Unrealized gains on securities	(0.9)	—	(0.9)	(1.0)	—	(1.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.7	1.4	2.3	7.4	0.9	6.5

Total Other Comprehensive Gain/(Loss)	$(9.7)	$9.5	$(19.2)	$(20.8)	$26.2	$(47.0)

8.	Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2014
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$323.8	$—	$323.8	$—
U.S. government and agency debt securities	185.1	—	185.1	—
Foreign government debt securities	8.1	—	8.1	—
Commercial paper	314.6	—	314.6	—
Certificates of deposit	65.2	—	65.2	—

Total available-for-sale securities	896.8	—	896.8	—
Derivatives, current and long-term
Foreign currency forward contracts and options	30.3	—	30.3	—
Interest rate swaps	21.2	—	21.2	—

	$948.3	$—	$948.3	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$17.1	$—	$17.1	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$457.9	$—	$457.9	$—
U.S. government and agency debt securities	211.2	—	211.2	—
Foreign government debt securities	3.1	—	3.1	—
Commercial paper	68.3	—	68.3	—
Certificates of deposit	67.2	—	67.2	—

Total available-for-sale securities	807.7	—	807.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	68.7	—	68.7	—
Interest rate swaps	16.3	—	16.3	—

	$892.7	$—	$892.7	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	20.6	—	20.6	—
Interest rate swaps	7.0	—	7.0	—

	$27.6	$—	$27.6	$—

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2014, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2014 through December 2016. As of June 30, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,462.7 million. As of June 30, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $306.7 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Gain / (Loss) on Instrument				Gain / (Loss) on Hedged Item
		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	Interest expense	$6.8	$(10.8)	$11.9	$(14.1)	$(6.8)	$10.8	$(11.9)	$14.1

We had no ineffective fair value hedging instruments during the three and six month periods ended June 30, 2014 and 2013.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013		2014	2013	2014	2013
Foreign exchange forward contracts	$(11.4)	$22.7	$(15.3)	$68.0	Cost of products sold	$6.7	$3.7	$11.7	$(1.7)
Foreign exchange options	(0.2)	0.2	(0.2)	(0.3)	Cost of products sold	(0.1)	(0.1)	(0.2)	(0.2)

	$(11.6)	$22.9	$(15.5)	$67.7		$6.6	$3.6	$11.5	$(1.9)

The net amount recognized in earnings during the three and six month periods ended June 30, 2014 and 2013 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness was not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2014, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $33.8 million, or $17.0 million after taxes, which is deferred in OCI. Of the net unrealized gain, $24.2 million, or $12.8 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange forward contracts	Cost of products sold	$(1.9)	$(0.3)	$(4.3)	$7.6

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2014 and December 31, 2013, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$36.9	Other current assets	$60.2
Foreign exchange forward contracts	Other assets	9.9	Other assets	30.2
Interest rate swaps	Other assets	21.2	Other assets	16.3

Total asset derivatives		$68.0		$106.7

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$22.5	Other current liabilities	$26.4
Foreign exchange forward contracts	Other long-term liabilities	11.1	Other long-term liabilities	15.9
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	7.0

Total liability derivatives		$33.6		$49.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

Description	Location	As of June 30, 2014			As of December 31, 2013
		Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$36.9	$10.8	$26.1	$60.2	$13.5	$46.7
Cash flow hedges	Other assets	9.9	5.7	4.2	30.2	8.2	22.0

Liability Derivatives
Cash flow hedges	Other current liabilities	22.5	10.8	11.7	26.4	13.5	12.9
Cash flow hedges	Other long-term liabilities	11.1	5.7	5.4	15.9	8.2	7.7

10.	Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

During the second quarter of 2014, the Internal Revenue Service (IRS) began the audit of our U.S. federal returns for the years 2010 through 2012. During the second quarter of 2011, the IRS concluded its examination of our U.S. federal returns for years 2005 through 2007 and during the fourth quarter of 2013, the IRS concluded its examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. During the second quarter of 2014, the IRS issued a corrected Revenue Agent Report for years 2008 through 2009, assessing a penalty with respect to a 2008 uncertain tax position. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. During the second quarter of 2014, the IRS issued a statutory notice of deficiency for the years 2005 through 2007. We intend to contest this deficiency notice by filing a petition with the U.S. Tax Court. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters with the IRS within the next twelve months, and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods.

In the three and six month periods ended June 30, 2014, our effective tax rate was 25.5 percent and 24.0 percent, respectively. Our effective tax rate was lower than the U.S. statutory income tax rate of 35 percent primarily due to income earned in foreign locations with lower tax rates as well as an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$6.0	$7.0	$12.7	$14.1
Interest cost	5.9	4.7	12.3	9.4
Expected return on plan assets	(9.9)	(8.9)	(20.3)	(17.8)
Amortization of prior service cost	(0.9)	(0.9)	(1.9)	(1.9)
Amortization of unrecognized actuarial loss	2.8	4.6	5.7	9.3

Net periodic pension expense	$3.9	$6.5	$8.5	$13.1

We contributed $2.0 million during the six month period ended June 30, 2014 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2014. We contributed $7.2 million to our foreign-based defined benefit plans in the six month period ended June 30, 2014 and expect to contribute $7.3 million to these foreign-based plans during the remainder of 2014.

12.	Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding for basic net earnings per share	168.4	168.8	168.7	168.8
Effect of dilutive stock options and other equity awards	2.6	1.9	2.7	1.9

Weighted average shares outstanding for diluted net earnings per share	171.0	170.7	171.4	170.7

During the three and six month periods ended June 30, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock. During the three and six month periods ended June 30, 2013, an average of 4.9 million options and 5.6 million options, respectively, had exercise prices that were greater than the average market price of our common stock and were not included in the computation.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Americas	$639.7	$660.1	$315.2	$324.9
Europe	334.7	307.5	102.5	92.4
Asia Pacific	208.5	201.9	93.9	92.4

Total	$1,182.9	$1,169.5

Share-based compensation			(13.0)	(12.2)
Inventory step-up			(1.7)	(1.6)
Certain claims			(21.8)	(47.0)
Special items			(64.7)	(75.6)
Global operations and corporate functions			(151.1)	(162.9)

Operating profit			$259.3	$210.4

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Americas	$1,278.4	$1,294.8	$625.1	$645.5
Europe	661.6	615.0	204.2	180.7
Asia Pacific	404.4	398.6	188.4	172.8

Total	$2,344.4	$2,308.4

Share-based compensation			(24.2)	(26.2)
Inventory step-up			(4.2)	(2.4)
Certain claims			(21.8)	(47.0)
Special items			(110.6)	(109.1)
Global operations and corporate functions			(299.2)	(305.7)

Operating profit			$557.7	$508.6

Net sales by product category are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Reconstructive
Knees	$497.9	$481.0	$985.8	$952.0
Hips	341.0	338.4	672.7	669.2
Extremities	51.5	48.6	103.6	96.4

	890.4	868.0	1,762.1	1,717.6

Dental	61.1	61.4	122.1	121.1
Trauma	78.8	74.1	158.5	156.1
Spine	52.2	54.2	100.5	101.9
Surgical and other	100.4	111.8	201.2	211.7

Total	$1,182.9	$1,169.5	$2,344.4	$2,308.4

14.	Commitments and Contingencies

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (Durom Cup) in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and the others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (MDL) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of June 30, 2014, discovery in these lawsuits was underway. Initial trials in Santas,

McAllister and the MDL are expected to commence in the fourth quarter of 2014, the first quarter of 2015 and the second quarter of 2015, respectively. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $472.0 million for Durom Cup-related claims, including $21.8 million during the three and six month periods ended June 30, 2014 and $47.0 million during the three and six month periods ended June 30, 2013. Based on our review of the most recent claims information available, we increased our estimated total liability for these claims as of June 30, 2014. The increase was the result of new developments related to international claims activity.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. As of June 30, 2014, we believe we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, we believe it is probable that we will recover some amount from our insurance carriers. We have recognized a $218.0 million receivable in “Other assets” on our condensed consolidated balance sheet as of June 30, 2014 for estimated insurance recoveries, which reduced “Certain claims” expense. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of June 30, 2014 of the remaining liability for all Durom Cup-related claims is $385.4 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $335.4 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

Our understanding of clinical outcomes with the Durom Cup and other large diameter hip cups continues to evolve. We rely on significant estimates in determining the provisions for Durom Cup-related claims, including our estimate of the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims and the actual amount we pay per claim may differ from our estimates. Among other factors, since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a Motion for Post-Trial Relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our Motion for Post-Trial Relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a Notice of Appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On

December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of June 30, 2014, discovery in these lawsuits was underway. Bellwether trials are expected to commence in the second quarter of 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Hays v. Dvorak et al.: On June 16, 2014, a shareholder derivative action, Hays v. Dvorak et al., was filed in the Court of Chancery of the State of Delaware. The plaintiff seeks to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on the trial court’s ruling in the patent infringement lawsuit brought by Stryker Corporation and related entities described below relating to certain of our Pulsavac® Plus Wound Debridement Products. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief.

Intellectual Property-Related Claims

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. That appeal is pending. We have not accrued an estimated loss related to this matter in our condensed consolidated statement of earnings for the quarter ended June 30, 2014 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the trial court’s judgment, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $210.0 million plus interest and attorneys’ fees that could have a material adverse effect on our results of operations.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of June 30, 2014, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

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

On April 24, 2014, we entered into a definitive agreement to merge with LVB, the parent company of Biomet, in a cash and stock transaction valued at approximately $13.35 billion. We will pay $10.35 billion in cash, subject to certain adjustments, and issue 32.7 million shares of our common stock. In connection with the merger, we will pay off all of LVB’s outstanding funded debt, and the aggregate cash merger consideration will be reduced by such amount. This management’s discussion and analysis describes the financial arrangements that we may utilize to fund the payment of LVB’s outstanding debt and to pay the cash merger consideration. The merger, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first quarter of 2015. We are currently incurring costs and recognizing expenses related to the Biomet merger, as further described in this management’s discussion and analysis below.

Executive Level Overview

Results for the Three and Six Month Periods ended June 30, 2014 (2014 periods)

Our sales results for the 2014 periods increased due to increased volume in the joint replacement market and product mix growth from premium priced new products, such as Persona® The Personalized Knee System. This was partially offset by continued pricing pressure.

The increase in sales resulted in increased gross profit. Meanwhile, operating expenses decreased, primarily from lower “Certain claims” expense and lower legal settlement expenses, since in the prior year periods a significant legal settlement was recognized. In the 2014 periods, we recognized “Other expense” related to debt issuance costs incurred for our pending Biomet merger. Interest expense, net, decreased due to fixed-to-variable interest rate swaps we entered into in the second half of 2013. Additionally, our effective tax rate (ETR) was higher in the 2014 periods primarily from non-deductible expenses associated with the pending Biomet merger. As a result of the combination of these factors, net earnings in the 2014 periods increased from the same prior year periods.

2014 Outlook

We estimate our net sales will grow between 1.5 and 2.5 percent in 2014. This assumes the market for knee and hip procedures will remain stable and grow in the low to mid-single digits. We expect pricing to have a negative effect on sales growth of between 2 and 3 percent, and foreign currency exchange rates to have a negative effect on sales growth of between 0 and 1 percent based upon June 30, 2014 rates.

Assuming currency rates remain at June 30, 2014 levels, we expect our gross margin to be between 72.5 and 73.5 percent of sales in 2014, compared to 72.2 percent for the full year in 2013. In the 2013 period, we recognized significant excess and obsolescence charges related to products we intend to discontinue and similar significant charges are not expected in 2014. The 2014 range assumes that foreign currency hedge gains will be higher than in 2013. The range also takes into consideration the full year impact of the 2.3 percent medical device excise tax on a majority of our U.S. sales. Based upon the levels of inventory we were carrying before the medical device excise tax was effective on January 1, 2013, we did not recognize any significant expenses from the excise tax until the fourth quarter of 2013. We estimate the cost in 2014 will be approximately $10 million per quarter. Since we recognize the medical device excise tax as a part of the cost of inventory, the amount expensed in any particular quarter will vary according to U.S. sales levels in that quarter.

We expect to continue making investments in research and development (R&D) of between 4 and 4.5 percent of sales in 2014. Selling, general and administrative expenses (SG&A) as a percentage of sales is expected to be between 38.5 and 39 percent in 2014 as we realize efficiencies from our quality and operational excellence initiatives and further leverage revenue growth.

We expect to incur approximately $250 million of expenses in 2014 related to our quality and operational excellence initiatives and integration costs from recent acquisitions. The quality and operational excellence programs are intended to improve our future operating results and include centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and information technology systems. We also expect to incur approximately $70 million of expenses in 2014 related to our pending merger with Biomet. We expect to recognize the majority of the $320 million of expenses in “Special items” on our statement of earnings, but some will be related to inventory and will be reflected in costs of products sold and some will be related to the financing we secured for the Biomet merger and will be a non-operating expense.

Assuming variable interest rates remain at June 30, 2014 levels, we expect interest income and expense, net, to be similar to 2013, absent additional interest expense related to the pending merger with Biomet.

We expect our ETR to increase in 2014 relative to 2013, as we do not anticipate certain significant costs, such as excess and obsolete inventory charges that were incurred in jurisdictions with higher tax rates in 2013, to recur, thus increasing the profit in those higher tax jurisdictions. Additionally, we expect to incur non-deductible costs related to our pending merger with Biomet which will also increase our ETR.

Based upon the above, we expect reported net earnings and diluted earnings per share to increase in a range of approximately 5 to 7 percent in 2014 as compared to 2013, stemming from anticipated higher sales, an improved gross margin and lower SG&A expenses as a percentage of sales.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Americas	$639.7	$660.1	(3)%	—%	(3)%	—%
Europe	334.7	307.5	9	7	(2)	4
Asia Pacific	208.5	201.9	3	9	(2)	(4)

Total	$1,182.9	$1,169.5	1	4	(3)	—

	Six Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Americas	$1,278.4	$1,294.8	(1)%	2%	(3)%	—%
Europe	661.6	615.0	8	7	(2)	3
Asia Pacific	404.4	398.6	2	9	(1)	(6)

Total	$2,344.4	$2,308.4	2	5	(3)	—

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Reconstructive
Knees	$497.9	$481.0	4%	7%	(4)%	1%
Hips	341.0	338.4	1	3	(3)	1
Extremities	51.5	48.6	6	9	(4)	1

	890.4	868.0	3	6	(4)	1

Dental	61.1	61.4	(1)	(1)	—	—
Trauma	78.8	74.1	7	8	(2)	1
Spine	52.2	54.2	(4)	(3)	(1)	—
Surgical and other	100.4	111.8	(10)	(10)	—	—

Total	$1,182.9	$1,169.5	1	4	(3)	—

	Six Months Ended June 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Reconstructive
Knees	$985.8	$952.0	4%	7%	(3)%	—%
Hips	672.7	669.2	1	4	(3)	—
Extremities	103.6	96.4	7	10	(3)	—

	1,762.1	1,717.6	3	6	(3)	—

Dental	122.1	121.1	1	1	(1)	1
Trauma	158.5	156.1	2	3	(1)	—
Spine	100.5	101.9	(1)	—	(2)	1
Surgical and other	201.2	211.7	(5)	(3)	(1)	(1)

Total	$2,344.4	$2,308.4	2	5	(3)	—

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Inc (Dec)	2014	2013	% Inc (Dec)
Reconstructive
Knees
Americas	$282.0	$281.8	—%	$565.5	$557.3	1%
Europe	133.0	117.6	13	264.1	240.1	10
Asia Pacific	82.9	81.6	1	156.2	154.6	1
Hips
Americas	153.0	156.7	(2)	303.4	308.6	(2)
Europe	117.2	113.7	3	232.7	225.5	3
Asia Pacific	70.8	68.0	4	136.6	135.1	1
Extremities
Americas	37.8	37.4	1	76.7	74.7	3
Europe	10.5	8.4	24	20.4	16.2	26
Asia Pacific	3.2	2.8	15	6.5	5.5	19

	890.4	868.0	3	1,762.1	1,717.6	3

Dental
Americas	36.4	35.3	3	71.4	70.8	1
Europe	21.0	21.4	(2)	41.2	41.0	—
Asia Pacific	3.7	4.7	(19)	9.5	9.3	3

Trauma
Americas	35.5	37.0	(4)	73.1	78.2	(7)
Europe	21.6	18.2	19	42.2	37.0	14
Asia Pacific	21.7	18.9	15	43.2	40.9	6

Spine
Americas	31.9	35.0	(9)	62.0	65.7	(6)
Europe	14.4	13.7	5	26.9	25.9	3
Asia Pacific	5.9	5.5	8	11.6	10.3	13

Surgical and other
Americas	63.1	76.9	(18)	126.3	139.5	(10)
Europe	17.0	14.5	18	34.1	29.3	17
Asia Pacific	20.3	20.4	—	40.8	42.9	(5)

Total	$1,182.9	$1,169.5	1	$2,344.4	$2,308.4	2

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of year-over-year sales growth during the three month period ended June 30, 2014. The 4 percentage points of growth was 1 percentage point less than the year-over-year sales growth from volume/mix in the three month period ended March 31, 2014. The three month period ended June 30, 2014 had one less billing day compared to the same prior year period in many of our markets, which contributed to the decrease in volume and mix. The Europe and Asia Pacific growth was driven by key emerging markets.

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

Pricing Trends

Global selling prices had a negative effect of 3 percentage points on year-over-year sales during the three month period ended June 30, 2014. Our Americas and Europe reporting segments and certain countries in our

Asia Pacific reporting segment continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the entire year, we expect lower prices will have a negative effect on sales growth of between 2 and 3 percent.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2014, foreign currency exchange rates had a minimal impact on sales, as the weakening U.S. Dollar versus the Euro was offset by the strengthening of the U.S. Dollar versus the Japanese Yen and Australian Dollar in the period. If foreign currency exchange rates remain consistent with June 30, 2014 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales growth in 2014 of between 0 and 1 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Sales by Product Category

Knees

Knee sales increased 4 percent in each of the 2014 periods when compared to the same prior year period. Our Knee product category has benefited from new product introductions, such as Persona The Personalized Knee System and early intervention products. However, the volume/mix growth from new product introductions has been tempered by pricing pressure in all our reporting segments.

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

In Europe, changes in foreign currency exchange rates positively affected knee sales in the three and six month periods ended June 30, 2014 by 4 percent and 3 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three and six month periods ended June 30, 2014 by 4 percent and 7 percent, respectively.

Hips

Hip sales increased 1 percent in each of the 2014 periods when compared to the same prior year period. Positive volume and mix trends continued to be offset by pricing pressure.

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

In Europe, changes in foreign currency exchange rates positively affected hip sales in the three and six month periods ended June 30, 2014 by 4 percent and 3 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three and six month periods ended June 30, 2014 by 4 percent and 6 percent, respectively.

[1]	Registered trademark of CeramTec GmbH

Extremities

Extremities sales increased by 6 percent and 7 percent in the three and six month periods ended June 30, 2014, respectively, when compared to the same prior year periods. The sales increase reflects growth from our shoulder systems, such as the Zimmer® Trabecular MetalTM Reverse Shoulder System and the Sidus® Stem-Free Shoulder, and a broader product portfolio to compete in the foot and ankle and hand and wrist areas of the Extremities category. The broader portfolio includes the Zimmer Trabecular Metal Total Ankle and products from the acquisition of NORMED Medizin-Technik GmbH in June 2013.

Dental

Dental sales decreased by 1 percent in the three month period ended June 30, 2014 when compared to the same prior year period and increased by 1 percent in the six month period ended June 30, 2014 when compared to the same prior year period. The increase in the six month period was the result of improved sales of dental reconstructive implants partially offset by decreases in digital solutions and restorative products. Sales were led by the Tapered Screw-Vent® Implant System. In our Dental product category, in certain markets, especially in our Asia Pacific region, our customers are distributors. The timing of distributor purchases can have a significant influence on sales in those markets in any particular quarter.

Trauma

Trauma sales increased 7 percent and 2 percent in the three and six month periods ended June 30, 2014, respectively, when compared to the same prior year periods. New product launches, especially in our Europe and Asia Pacific reporting segments, have positively affected sales. In the Americas, in the prior year periods we benefited from a certain competitor having a commercial disruption in this category. Without that disruption in the 2014 periods, it has negatively affected our Americas trauma sales compared to the same prior year periods. The Zimmer® Natural Nail® System and Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales decreased by 4 percent and 1 percent in the three and six month periods ended June 30, 2014 when compared to the same prior year periods. We continue to focus on and have had some success in our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the PathFinder NXT® Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products partly offset a decline in sales of the Dynesys® Dynamic Stabilization System and other spine products.

Surgical and other

Surgical and other sales decreased 10 percent and 5 percent in the three and six month periods ended June 30, 2014, respectively, when compared to the same prior year periods. The primary cause of the sales decrease in this product category was the Transposal® Fluid Waste Management System. With this system we sell capital equipment that is used with a one-time disposable manifold. In the prior year, our system benefitted from a competitive product with a commercial disruption. This especially helped our sales of the capital equipment component. With that competitive product back and since many customers bought our capital equipment component in the prior year, sales of our capital equipment component decreased significantly from the prior year. However, this decrease was partially offset by an increase in disposable manifold sales to be used with our capital equipment. Other products leading sales in this category were PALACOS®2 Bone Cement, tourniquets and wound debridement devices.

[2]	Registered trademark of Heraeus Medical GmbH

Expenses as a Percentage of Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Cost of products sold	28.2%	27.7%	0.5	27.2%	26.7%	0.5
Research and development	4.1	4.7	(0.6)	4.1	4.7	(0.6)
Selling, general and administrative	38.5	39.2	(0.7)	39.2	39.8	(0.6)
Certain claims	1.8	4.0	(2.2)	1.0	2.0	(1.0)
Special items	5.5	6.5	(1.0)	4.7	4.7	0.0
Operating profit	21.9	18.0	3.9	23.8	22.0	1.8

Cost of Products Sold

The increase in cost of products sold as a percentage of net sales for the 2014 periods compared to the same prior year periods was primarily due to the medical device excise tax and lower average selling prices. These negative effects were partially offset by increased hedge gains recorded in the 2014 periods from our foreign currency hedging program compared to the same prior year periods, and lower excess and obsolete inventory charges in the 2014 periods compared to the same prior year periods. The hedge gains were primarily the result of the U.S. Dollar strengthening against the Japanese Yen. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.

Operating Expenses

R&D expenses and R&D as a percentage of sales declined in each of the 2014 periods when compared to the same prior year period. The lower expense reflects a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2014 to be between 4 and 4.5 percent of sales for the full year.

SG&A expenses were about the same in the 2014 periods compared to the same prior year periods, but SG&A as a percentage of sales decreased in the 2014 periods relative to the same prior year periods. SG&A reflects the effects of our operational excellence initiatives. Although variable expenses increase with higher sales, our SG&A expenses have remained relatively consistent. Accordingly, this has reduced SG&A as a percentage of sales as our operational excellence initiatives produced lower variable and fixed costs in SG&A as net sales increased. Additionally, selling and distribution expenses are lower in our Europe and Asia Pacific reporting segments compared to our Americas reporting segment. The mix of sales with increases in Europe and Asia Pacific and a sales decrease in the Americas has helped to lower SG&A as a percentage of sales in the 2014 periods.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded expense of $21.8 million in the 2014 periods compared to $47.0 million in the same prior year periods. The additional expense recorded in 2014 was the result of new developments related to international claims activity. For more information regarding these claims, see Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

“Special items” decreased in the three month period ended June 30, 2014 and increased slightly in the six month period ended June 30, 2014 compared to the same prior year periods. The decrease in the three month period ended June 30, 2014 was primarily from a legal settlement that occurred in the prior year period, partially offset by increased professional fees in the current year period related to the pending Biomet merger. In addition to the Biomet merger-related professional fees, the increase in the six month period ended June 30, 2014 was driven by the accelerated amortization on certain intangible assets, increased dedicated project personnel expenses related to our quality and operational excellence initiatives and certain R&D agreements we entered into with upfront payments to acquire intellectual property. We continue to implement our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our quality and operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements and other items as “Special items.” See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, Income Taxes, Net Earnings and Segment Operating Profit

Other expense represents debt issuance costs recognized for our Senior Credit Facility and Bridge Credit Agreement that we entered into in May 2014 in order to fund the pending Biomet merger.

Interest income and expense, net, decreased in the 2014 periods when compared to the same prior year periods. In the second half of 2013, we entered into additional fixed-to-variable rate interest swaps designated as fair value hedges. In the 2014 periods, the variable rates we paid on the swaps were lower than the fixed rate on the hedged debt and therefore interest expense decreased.

The ETR on earnings before income taxes for the three and six month periods ended June 30, 2014 increased to 25.5 percent and 24.0 percent, respectively, compared to 22.6 percent and 22.9 percent, respectively, in the same prior year periods. The increase was primarily due to non-deductible expenses incurred related to the pending Biomet merger. The ETR for the six month period ended June 30, 2014 was lower than the three month period ended June 30, 2014, partially due to an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards that occurred in the first quarter of 2014. We anticipate that the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $176.5 million and $398.0 million for the three and six month periods ended June 30, 2014, respectively, increased 16 percent and 7 percent, respectively, compared to the same prior year periods as a result of the changes in revenues and expenses discussed above. In the three month period ended June 30, 2014, basic and diluted earnings per share increased 17 percent and 16 percent, respectively, compared to the same prior year period. In the six month period ended June 30, 2014, basic and diluted earnings per share each increased 7 percent compared to the same prior year period.

For our reporting segments, operating profit increased in Europe and Asia Pacific in the 2014 periods compared to the same prior year periods, while in the Americas it decreased. The decrease in the Americas was primarily from lower gross profit due to lower sales and the effect of the U.S. medical device excise tax. In Europe, the increase in operating profit was driven by increased sales coupled with controlled operating expenses. Operating expenses increased at a lower percentage compared to sales increases due to our operational excellence initiatives and the nature of fixed versus variable expenses resulting in operating margin expansion in Europe. The increase in operating profit in Asia Pacific was driven by increases in sales from volume/mix. While changes in foreign currency exchange rates tempered sales growth in Asia Pacific, this decline was largely offset by increased hedge gains recorded in the 2014 periods versus the same prior year periods.

Non-GAAP operating performance measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-

up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” “Special items,” other expenses related to financing obtained for the pending Biomet merger and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and six month periods ended June 30, 2014 were $254.7 million and $512.8, respectively, compared to $243.4 million and $484.2 million, respectively, in the same prior year periods. Our non-GAAP adjusted diluted earnings per share for the three and six month periods ended June 30, 2014 were $1.49 and $2.99, respectively, compared to $1.43 and $2.84, respectively, in the same prior year periods.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013
Net Earnings of Zimmer Holdings, Inc.	$176.5	$152.1	$398.0	$370.7
Inventory step-up and other inventory and manufacturing related charges	9.6	11.7	17.3	13.9
Certain claims	21.8	47.0	21.8	47.0
Special items	64.7	75.6	110.6	109.1
Other expense on Biomet merger financing	10.0	—	10.0	—
Taxes on above items*	(27.9)	(43.0)	(44.9)	(56.5)

Adjusted Net Earnings	$254.7	$243.4	$512.8	$484.2

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted EPS	$1.03	$0.89	$2.32	$2.17
Inventory step-up and other inventory and manufacturing related charges	0.05	0.07	0.10	0.08
Certain claims	0.13	0.28	0.13	0.28
Special items	0.38	0.44	0.64	0.64
Other expense on Biomet merger financing	0.06	—	0.06	—
Taxes on above items*	(0.16)	(0.25)	(0.26)	(0.33)

Adjusted Diluted EPS	$1.49	$1.43	$2.99	$2.84

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $442.9 million in the six month period ended June 30, 2014, compared to $370.2 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $220.7 million of operating cash in the 2014 period. All other items of operating cash flows reflect a use of $175.0 million of cash in the six month period ended June 30, 2014, compared to a use of $204.6 million in the same 2013 period.

The increased cash flows provided by operating activities in the 2014 period were primarily due to improved cash flows generated from receivables collections, especially significant amounts received in Spain, and lower funding necessary for our U.S. pension plans. These favorable items were partially offset by higher tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges.

At June 30, 2014, we had 69 days of sales outstanding in trade accounts receivable, which was the same as June 30, 2013. Our days of sales outstanding reflect the reimbursement patterns of the healthcare industry in the markets where we compete. Collection of trade accounts receivable is influenced by insurance reimbursements and government budgets among other things. Days of sales outstanding are lowest in our Americas reporting segment, as the U.S. healthcare system has a higher percentage of private-pay insurers who generally pay more quickly than government-based healthcare systems. In our Europe and Asia Pacific reporting segments, days of sales outstanding are higher, as healthcare is typically sponsored by governments which tend to pay more slowly. Additionally, there are some seasonal trends in our days of sales outstanding as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Our days of sales outstanding in the past three years have ranged between 64 and 73 days. We consider the 69 days of sales outstanding at June 30, 2014, as consistent with normal business fluctuations.

At June 30, 2014, we had 318 days of inventory on hand, an increase of 25 days compared to June 30, 2013. In order to maintain high service levels to our hospital customers in numerous geographic regions, we consign inventory to them, including all the various sizes of a particular product, so that our products are available when needed for a surgical procedure. As a result, we have a significant amount of inventory on hand. There are some seasonal trends in our days of inventory on hand, as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Other factors that can affect our days of inventory on hand include when we build inventory for new product launches, or the level of excess and obsolete inventory charges and gains/losses related to foreign currency that is reported in cost of products sold in any particular period. Our days of inventory on hand in the past three years have ranged between 289 and 350 days. The 25 day increase from the prior year was driven by additional inventory in certain Eastern European markets where we now have a direct sales presence instead of selling to a distributor.

Cash flows used in investing activities were $268.7 million in the six month period ended June 30, 2014, compared to $121.6 million in the same prior year period. Additions to instruments were relatively consistent between the 2014 and 2013 periods as we continued to purchase instruments for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment increased in the 2014 period compared to the 2013 period, reflecting cash outlays necessary to complete new product-related investments and to replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs.

Cash flows used in financing activities were $291.1 million in the six month period ended June 30, 2014, compared to $405.4 million in the same prior year period. In the six month period ended June 30, 2014, we returned cash to our stockholders in the form of cash dividends of $70.9 million and share repurchases of $400.5 million. In association with the debt facilities we entered into for the pending Biomet merger, we incurred $47.7 million of debt issuance costs. In the 2013 period, we paid off outstanding borrowings under a previous senior credit facility. Financing cash flows have continued to benefit from our increased stock price, with many employees exercising stock options.

In February and May of 2014, our Board of Directors declared cash dividends of $0.22 per share that were paid in April and July of 2014, respectively. We expect to continue paying cash dividends on a quarterly basis;

however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2014 dividend declarations equate to an annual rate of $0.88 per share, which represents a 10 percent increase over the 2013 annualized rate.

As discussed in Note 10 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

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

Also as discussed in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have recorded a short-term liability of $50.0 million and long-term liability of $335.4 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next five years. We have also recorded a long-term receivable of $218.0 million that we expect to receive from insurance carriers once we reach our self-insured retention under our insurance programs.

As discussed in Note 1 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have entered into a definitive agreement to merge with Biomet’s parent corporation for $10.35 billion in cash, subject to certain adjustments, and 32.7 million shares of our common stock which had an aggregate value of $3.0 billion, based on the stock price at the time of the announcement of the merger. We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from the $3.0 billion Term Loan and senior notes we intend to issue. We have also entered into a $7.66 billion Bridge Credit Agreement that may be used to fund the pending merger if we are unable to issue senior notes. The lenders’ commitments under the Bridge Credit Agreement will be reduced dollar-for-dollar by the amount of net cash proceeds we receive from the issuance of the senior notes.

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

Our Senior Credit Facility contains: 1) a 5-year unsecured Term Loan in the principal amount of $3.0 billion, and 2) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The

Senior Credit Facility replaces a previous credit agreement that provided for a $1.35 billion revolving credit facility maturing in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of June 30, 2014. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger. We must reduce unused commitments under the Term Loan and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. The commitments under the Term Loan automatically terminate on the earliest to occur of (i) the funding and disbursement of Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EDITDA ratio of no greater than 3.0 to 1.0 in periods prior to any Term Loan funding and no greater than 5.0 to 1.0 in periods after the Term Loan is funded. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2014.

Commitments under the Senior Credit Facility are subject to certain fees. On the Multicurrency Revolving Facility we will pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating. On the Term Loan, we will pay a fee on the daily actual unused commitment for the period from and including July 23, 2014 through the day the commitments under the Term Loan terminate.

The Bridge Credit Agreement is a 364-day unsecured committed bridge facility in the principal amount of $7.66 billion. Funding of loans under the Bridge Credit Agreement is conditioned on, among other things, the consummation of the Biomet merger. Any loans under the Bridge Credit Agreement will mature 364 days after the funding date of the loans. The Bridge Credit Agreement requires us to reduce unused commitments and prepay the loans with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, such as new senior notes we intend to issue, subject to certain exceptions. Commitments under the Bridge Credit Agreement automatically terminate on the earliest to occur of: (i) the funding and disbursement of the loans, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB. Proceeds of loans under the Bridge Credit Agreement may only be used to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

Zimmer Holdings is the borrower under the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement bear interest at floating rates based upon LIBOR plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate. The Bridge Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EDITDA ratio of no greater 5.0 to 1.0. We were in compliance with all covenants under the Bridge Credit Agreement as of June 30, 2014. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.

We will pay a funding fee if we borrow under the Bridge Credit Agreement as well as duration fees based on the outstanding principal amount of the loans in the amount and on the dates specified in the Bridge Credit Agreement. In addition, we pay a fee on the daily actual unused commitment for the period from and including July 23, 2014 through the day the commitments under the Bridge Credit Agreement terminate.

We have a term loan agreement with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen (Japan Term Loan) that will mature on May 31, 2016. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have available uncommitted credit facilities totaling $49.4 million.

We expect to maintain our investment grade credit ratings from Standard and Poor’s Ratings Services (S&P) and Moody’s Investor Services (Moody’s) if the Biomet merger is completed. After the announcement of the Biomet merger, S&P placed a CreditWatch with negative implications on our rating and expects to lower our rating from A- to BBB if the merger is completed. Moody’s placed our rating on review for downgrade and expects to lower our rating from Baa1 to Baa3 if the merger is completed.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2014, we had short-term and long-term investments in debt securities with a fair value of $896.8 million. These investments are in debt securities of many different issuers and therefore we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of June 30, 2014, $928.7 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $637.8 million of this amount is denominated in U.S. Dollars and therefore bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of June 30, 2014, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $220.6 million. With allowances for doubtful accounts of $10.2 million recorded in those countries, the net balance was $210.4 million, representing 23 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $199.2 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

As of June 30, 2014, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. Due to the pending merger with Biomet, we do not plan to repurchase additional shares in order to preserve capital to help fund the merger. Upon completion of the merger, in the near to medium term we intend to use our cash flows for debt repayment and dividends instead of share repurchases.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility or from the public and private debt markets are sufficient to meet our working capital, capital expenditure and debt service needs and to fund our pending merger with Biomet, as well as return cash to stockholders in the form of dividends. Should additional investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

There were no changes in the three month period ended June 30, 2014 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed in that Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In our 2013 impairment test, while no impairment charges were recorded, we concluded that our U.S. Spine and U.S. Dental reporting units’ estimated fair values did not substantially exceed their respective carrying values.

For our annual impairment test in 2013, the goodwill balance of the U.S. Spine reporting unit was $41.0 million. For the 2013 test, we employed an equal weighting of income and market approaches to estimate this reporting unit’s fair value. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our U.S. Spine reporting unit.

In estimating the future cash flows of the reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based on historical trends and estimated future growth drivers such as an aging population, obesity and more active lifestyles. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any new products will have on revenues. Discount rates used to determine the present value of the estimated future cash flows considered the weighted average cost of capital of other comparable companies and the size risk of our reporting unit and company-specific risk based upon past reporting unit performance.

Under the guideline public company methodology, we took into consideration specific risk differences between the U.S. Spine reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations. Based on the U.S. Spine reporting unit’s recent financial performance, market share and product portfolio, we valued the reporting unit near the bottom of the valuation indicators of the comparable companies.

Our 2013 annual impairment test indicated the fair value of the U.S. Spine reporting unit was in excess of its carrying value by 19 percent. Our international Spine goodwill and related net assets are not tested separately for goodwill impairment as they are part of reporting units that contain other product categories.

We have five other reporting units with goodwill assigned to them. We estimated the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit, or by doing a qualitative assessment of changes in fair value from the prior year’s income approach.

Due to challenging market conditions associated with our U.S. Dental reporting unit, that reporting unit’s estimated fair value did not substantially exceed its carrying value either. For the annual impairment test in 2013, the goodwill balance of the U.S. Dental reporting unit was $170.3 million. In estimating the future cash flows of the reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based on historical trends, a growing population and broader economic factors, as the products in the U.S. Dental reporting unit are generally not covered by insurance and therefore the ability of consumers to pay for these products is affected by the economy. We also considered new products that we currently have in the pipeline to introduce into the U.S. market. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows. Discount rates used to determine the present value of the estimated future cash flows considered the weighted average cost of capital of other comparable companies and the size risk of our reporting unit and company-specific risk based on past reporting unit performance.

Our 2013 annual impairment test indicated the fair value of the U.S. Dental reporting unit was in excess of its carrying value by 11 percent. Our international Dental goodwill and related net assets are not tested separately for goodwill impairment as they are part of reporting units that contain other product categories.

These two reporting units remain sensitive to changes in market conditions. If estimated cash flows for these reporting units decrease, we may be required to record impairment charges in the future. The cash flows used in our annual impairment test are estimates and therefore involve uncertainty. Factors that could result in our actual cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in these areas of the healthcare market, our inability to generate new product revenue from our research and development activities, or macroeconomic factors that may affect consumers’ ability to pay for these products and 2) our inability to achieve the estimated operating margins for these reporting units’ forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

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

•	the inability to obtain regulatory approvals of our proposed merger (the “Merger”) with Biomet (including the approval of antitrust authorities necessary to complete the Merger) on the terms desired or anticipated;

•	the timing of such regulatory approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger;

•	the risk that a condition to closing the Merger may not be satisfied on a timely basis or at all, and the risk that the proposed Merger fails to close for any other reason;

•	the risks and uncertainties related to our ability to successfully integrate Biomet’s operations, products, employees and distributors with ours;

•	the possibility that the anticipated synergies and other benefits from the Merger will not be realized, or will not be realized within the expected time periods;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to the Merger;

•	the effect of the announcement of the proposed Merger on our relationships and Biomet’s relationships with our respective customers, vendors and lenders and on our respective operating results and businesses generally;

•	the risk that any condition to the closing of the financing committed for the Merger and the refinancing of our debt is not satisfied on a timely basis or at all;

•	the outcome of any legal proceedings related to the proposed Merger;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, including the impact of the U.S. excise tax on medical devices, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (FDA) and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the three month period ended March 31, 2014 contain discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item 1A.	Risk Factors

Other than the addition of the risk factors presented in our Quarterly Report on Form 10-Q for the three month period ended March 31, 2014 related to the proposed Biomet merger, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended June 30, 2014, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

2.1	Agreement and Plan of Merger, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., Owl Merger Sub, Inc. and LVB Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)

4.1	Stockholders Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)

10.1	Voting Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)

10.2	Commitment Letter, dated as of April 24, 2014, by and among Credit Suisse Securities (USA) LLC, Credit Suisse AG and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)

10.3	364-Day Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)

10.4	Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Zimmer K.K., Zimmer Investment Luxembourg SARL, the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J. P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS, INC.

(Registrant)

Date: August 7, 2014	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: August 7, 2014	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer