Form 10-Q
period 2014-09-30
ZIMMER HOLDINGS INC
filed 2014-11-05
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 29, 2014, 169,353,831 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2014

Part I—Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Sales	$1,106.0	$1,074.3	$3,450.4	$3,382.7
Cost of products sold	298.3	328.8	936.9	945.3

Gross Profit	807.7	745.5	2,513.5	2,437.4

Research and development	46.1	49.4	141.7	157.8
Selling, general and administrative	443.5	438.0	1,363.6	1,356.8
Certain claims (Note 14)	—	—	21.8	47.0
Special items (Note 2)	66.9	46.4	177.5	155.5

Operating expenses	556.5	533.8	1,704.6	1,717.1

Operating Profit	251.2	211.7	808.9	720.3
Other expense	(10.5)	—	(20.5)	—
Interest income	3.0	3.8	8.4	11.4
Interest expense	(16.3)	(17.1)	(47.1)	(53.6)

Earnings before income taxes	227.4	198.4	749.7	678.1
Provision for income taxes	62.1	44.3	187.2	154.3

Net earnings	165.3	154.1	562.5	523.8
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.3)	(1.0)	(1.3)

Net Earnings of Zimmer Holdings, Inc.	$165.5	$154.4	$563.5	$525.1

Earnings Per Common Share
Basic	$0.98	$0.91	$3.34	$3.10
Diluted	$0.96	$0.90	$3.29	$3.07

Weighted Average Common Shares Outstanding
Basic	169.0	170.0	168.8	169.2
Diluted	171.7	172.2	171.5	171.2

Cash Dividends Declared Per Common Share	$0.22	$0.20	$0.66	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$165.3	$154.1	$562.5	$523.8
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(134.6)	45.4	(131.0)	(51.4)
Unrealized cash flow hedge gains/(losses), net of tax	49.9	(18.3)	38.5	24.5
Reclassification adjustments on foreign currency hedges, net of tax	(5.0)	(3.5)	(9.7)	(2.0)
Unrealized gains/(losses) on securities, net of tax	—	0.9	0.2	(0.1)
Reclassification adjustments on securities, net of tax	—	—	(0.4)	—
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.1	3.4	3.8	9.9

Total Other Comprehensive Gain (Loss)	(87.6)	27.9	(98.6)	(19.1)

Comprehensive Income	77.7	182.0	463.9	504.7
Comprehensive loss attributable to the noncontrolling interest	(0.1)	(0.4)	(0.9)	(1.4)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$77.8	$182.4	$464.8	$506.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$967.3	$1,080.6
Short-term investments	779.8	727.0
Accounts receivable, less allowance for doubtful accounts	947.6	936.6
Inventories	1,177.5	1,074.5
Prepaid expenses and other current assets	136.2	107.1
Deferred income taxes	324.3	271.9

Total Current Assets	4,332.7	4,197.7
Property, plant and equipment, net	1,279.0	1,224.7
Goodwill	2,533.1	2,611.2
Intangible assets, net	620.3	707.7
Other assets	905.8	839.3

Total Assets	$9,670.9	$9,580.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$149.1	$146.3
Income taxes	49.0	221.2
Short-term debt	250.0	—
Other current liabilities	644.9	664.1

Total Current Liabilities	1,093.0	1,031.6
Long-term income tax payable	180.2	115.0
Other long-term liabilities	429.9	461.6
Long-term debt	1,426.4	1,672.3

Total Liabilities	3,129.5	3,280.5

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 268.0 million shares issued in 2014 (264.3 million in 2013)	2.7	2.6
Paid-in capital	4,286.1	4,000.6
Retained earnings	8,165.9	7,712.7
Accumulated other comprehensive income	268.5	367.1
Treasury stock, 98.7 million shares in 2014 (94.5 million shares in 2013)	(6,183.7)	(5,785.7)

Total Zimmer Holdings, Inc. stockholders’ equity	6,539.5	6,297.3
Noncontrolling interest	1.9	2.8

Total Stockholders’ Equity	6,541.4	6,300.1

Total Liabilities and Stockholders’ Equity	$9,670.9	$9,580.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$562.5	$523.8
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	283.2	268.4
Share-based compensation	37.0	37.1
Income tax benefit from stock option exercises	32.7	29.1
Excess income tax benefit from stock option exercises	(9.7)	(7.3)
Inventory step-up	5.0	5.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(134.3)	(50.2)
Receivables	(42.3)	(33.0)
Inventories	(134.2)	(115.1)
Accounts payable and accrued expenses	6.5	(3.7)
Other assets and liabilities	92.2	8.7

Net cash provided by operating activities	698.6	662.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(162.9)	(166.1)
Additions to other property, plant and equipment	(95.7)	(77.2)
Purchases of investments	(1,150.1)	(580.3)
Sales of investments	919.4	631.2
Investments in other assets	(8.8)	(79.9)

Net cash used in investing activities	(498.1)	(272.3)

Cash flows provided by (used in) financing activities:
Net payments under revolving credit facilities	1.4	(99.3)
Dividends paid to stockholders	(108.0)	(98.4)
Proceeds from employee stock compensation plans	254.5	325.4
Excess income tax benefit from stock option exercises	9.7	7.3
Debt issuance costs	(64.1)	—
Purchase of additional shares from noncontrolling interest	—	(1.8)
Repurchase of common stock	(400.5)	(478.3)

Net cash used in financing activities	(307.0)	(345.1)

Effect of exchange rates on cash and cash equivalents	(6.8)	(12.4)

Increase (decrease) in cash and cash equivalents	(113.3)	33.1
Cash and cash equivalents, beginning of year	1,080.6	884.3

Cash and cash equivalents, end of period	$967.3	$917.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2013 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. The condensed consolidated financial statements for the majority of our international subsidiaries are for periods that ended on September 25, 2014 and 2013. For these international subsidiaries, the three month results included in these condensed consolidated financial statements are for the period of June 26 through September 25 and the nine month results included in these condensed consolidated financial statements are for the period of December 26 through September 25 or the period of January 1 to September 25.

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

2. Significant Accounting Policies

Special Items—We recognize expenses resulting directly from our business combinations (including certain expenses relating to the anticipated merger with Biomet), employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Impairment/loss on disposal of assets	$—	$3.9	$14.3	$4.2
Consulting and professional fees	49.0	16.7	104.7	67.0
Employee severance and retention	—	3.6	0.9	9.8
Dedicated project personnel	14.2	8.3	36.0	24.8
Certain R&D agreements	—	—	4.5	0.8
Relocated facilities	—	0.8	0.7	3.4
Distributor acquisitions	0.1	—	0.5	0.3
Certain litigation matters	—	9.0	—	26.9
Contract terminations	0.3	0.6	5.9	2.0
Contingent consideration adjustments	(0.2)	0.1	0.2	6.0
Accelerated software amortization	1.5	1.5	4.5	4.5
Other	2.0	1.9	5.3	5.8

Special items	$66.9	$46.4	$177.5	$155.5

In the nine month period ended September 30, 2014, we reduced the estimated useful lives of certain intangible assets to zero because we determined we would no longer utilize those assets. This was accounted for as a change in accounting estimate, which resulted in the remaining net book values of $7.2 million being amortized immediately. We have included this amortization expense in the caption “Impairment/loss on disposal of assets.”

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update (ASU) No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Inventories

	September 30, 2014	December 31, 2013
	(in millions)
Finished goods	$915.1	$817.0
Work in progress	86.1	77.4
Raw materials	176.3	180.1

Inventories	$1,177.5	$1,074.5

4. Property, Plant and Equipment

	September 30, 2014	December 31, 2013
	(in millions)
Land	$20.7	$21.7
Buildings and equipment	1,342.7	1,353.1
Capitalized software costs	289.1	272.6
Instruments	1,718.4	1,610.6
Construction in progress	94.7	58.2

	3,465.6	3,316.2
Accumulated depreciation	(2,186.6)	(2,091.5)

Property, plant and equipment, net	$1,279.0	$1,224.7

5. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of September 30, 2014
Corporate debt securities	$454.1	$0.3	$(0.2)	$454.2
U.S. government and agency debt securities	258.2	0.1	—	258.3
Foreign government debt securities	8.1	—	—	8.1
Commercial paper	203.5	—	—	203.5
Certificates of deposit	109.4	—	—	109.4

Total short and long-term investments	$1,033.3	$0.4	$(0.2)	$1,033.5

As of December 31, 2013
Corporate debt securities	$457.6	$0.4	$(0.1)	$457.9
U.S. government and agency debt securities	211.1	0.1	—	211.2
Foreign government debt securities	3.1	—	—	3.1
Commercial paper	68.3	—	—	68.3
Certificates of deposit	67.2	—	—	67.2

Total short and long-term investments	$807.3	$0.5	$(0.1)	$807.7

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of September 30, 2014 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$779.7	$779.8
Due after one year through two years	253.6	253.7

Total	$1,033.3	$1,033.5

6. Debt

Our debt consisted of the following (in millions):

	September 30, 2014	December 31, 2013
Short-term debt
Senior Notes due 2014	$250.0	$—
Long-term debt
Senior Notes due 2014	$—	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Japan term loan	107.6	112.4
Other long-term debt	4.0	2.1
Debt discount	(1.5)	(1.5)
Adjustment related to interest rate swaps	16.3	9.3

Total long-term debt	$1,426.4	$1,672.3

In May 2014, we entered into a new credit agreement (Senior Credit Facility). The Senior Credit Facility contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (Term Loan), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (Multicurrency Revolving Facility). The Senior Credit Facility replaced a previous agreement that provided for a $1.35 billion revolving credit facility that would have matured in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan requires us to reduce unused commitments and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. Commitments under the Term Loan automatically terminate on the earliest to occur of: (i) the funding and disbursement of the Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

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

In association with the Senior Credit Facility and Bridge Credit Agreement, we incurred debt issuance costs paid to the lenders. These debt issuance costs, to the extent paid, were recognized as financing cash flows on our condensed consolidated statement of cash flows. For the debt issuance costs related to the Bridge Credit

Agreement, we are recognizing expense on a straight-line basis over the estimated commitment period, which is one year. If we borrow under the Bridge Credit Agreement in the future, any remaining unamortized debt issuance costs will be recognized as interest expense over the period debt is outstanding under the Bridge Credit Agreement. The related expense for the Bridge Credit Agreement debt issuance costs has been presented as “Other expense” on our condensed consolidated statement of earnings since we have not borrowed against this agreement. The debt issuance costs related to the Term Loan portion of the Senior Credit Facility will be recognized as interest expense under the effective interest rate method once we borrow on the Term Loan. The debt issuance costs related to the Multicurrency Revolving Facility are being recognized as expense on a straight-line basis over the 5-year commitment period of the facility.

The estimated fair value of our senior notes as of September 30, 2014, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,679.9 million. The estimated fair value of the Japan term loan as of September 30, 2014, based upon publicly available market yield curves and the terms of the debt (Level 2), was $107.3 million.

As of December 31, 2013 and previous quarter end periods in 2014, our intent was to refinance the Senior Notes due November 30, 2014 by utilizing our Senior Credit Facility or issuing new senior unsecured notes. Since we had the intent and ability to refinance these notes on a long-term basis, we classified them as long-term debt in those periods. Our intent is still to refinance the Senior Notes due November 30, 2014 on a long-term basis when we issue new senior unsecured notes for the pending Biomet merger. However, we expect the new senior unsecured notes issuance will happen after November 30, 2014 and we now intend to use cash on hand and possibly borrowings under our Senior Credit Facility to pay the remaining principal and interest on the Senior Notes due November 30, 2014 when they mature. Accordingly, we have now classified the Senior Notes due November 30, 2014 as short-term debt.

7. Accumulated Other Comprehensive Income

Other comprehensive income (OCI) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and, therefore, the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 11 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2013	$401.1	$33.1	$0.5	$(67.6)
OCI before reclassifications	(131.0)	38.5	0.2	—
Reclassifications	—	(9.7)	(0.4)	3.8

Balance September 30, 2014	$270.1	$61.9	$0.3	$(63.8)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Earnings
Component of OCI	2014	2013	2014	2013
Cash flow hedges
Foreign exchange forward contracts	$8.7	$5.2	$20.4	$3.5	Cost of products sold
Foreign exchange options	(0.1)	—	(0.3)	(0.2)	Cost of products sold

	8.6	5.2	20.1	3.3	Total before tax
	3.6	1.7	10.4	1.3	Provision for income taxes

	$5.0	$3.5	$9.7	$2.0	Net of tax

Investments
Realized gains on securities	$—	$—	$0.4	$—	Interest income
	—	—	—	—	Provision for income taxes

	$—	$—	$0.4	$—	Net of tax

Defined benefit plans
Prior service cost	$1.0	$1.0	$2.9	$2.9	*
Unrecognized actuarial (loss)	(2.9)	(4.7)	(8.6)	(14.0)	*

	(1.9)	(3.7)	(5.7)	(11.1)	Total before tax
	0.2	(0.3)	(1.9)	(1.2)	Provision for income taxes

	$(2.1)	$(3.4)	$(3.8)	$(9.9)	Net of tax

Total reclassifications	$2.9	$0.1	$6.3	$(7.9)	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 11).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(134.6)	$—	$(134.6)	$(131.0)	$—	$(131.0)
Unrealized cash flow hedge gains/(losses)	62.8	12.9	49.9	47.3	8.8	38.5
Reclassification adjustments on foreign currency hedges	(8.6)	(3.6)	(5.0)	(20.1)	(10.4)	(9.7)
Unrealized gains/(losses) on securities	—	—	—	0.2	—	0.2
Reclassification adjustments on securities	—	—	—	(0.4)	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.9	(0.2)	2.1	5.7	1.9	3.8

Total Other Comprehensive Gain/(Loss)	$(78.5)	$9.1	$(87.6)	$(98.3)	$0.3	$(98.6)

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$45.4	$—	$45.4	$(51.4)	$—	$(51.4)
Unrealized cash flow hedge gains/(losses)	(21.4)	(3.1)	(18.3)	46.3	21.8	24.5
Reclassification adjustments on foreign currency hedges	(5.2)	(1.7)	(3.5)	(3.3)	(1.3)	(2.0)
Unrealized gains/(losses) on securities	0.9	—	0.9	(0.1)	—	(0.1)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.7	0.3	3.4	11.1	1.2	9.9

Total Other Comprehensive Gain/(Loss)	$23.4	$(4.5)	$27.9	$2.6	$21.7	$(19.1)

8. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2014
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$454.2	$—	$454.2	$—
U.S. government and agency debt securities	258.3	—	258.3	—
Foreign government debt securities	8.1	—	8.1	—
Commercial paper	203.5	—	203.5	—
Certificates of deposit	109.4	—	109.4	—

Total available-for-sale securities	1,033.5	—	1,033.5	—
Derivatives, current and long-term
Foreign currency forward contracts and options	70.9	—	70.9	—
Interest rate swaps	16.3	—	16.3	—

	$1,120.7	$—	$1,120.7	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$3.5	$—	$3.5	$—

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$457.9	$—	$457.9	$—
U.S. government and agency debt securities	211.2	—	211.2	—
Foreign government debt securities	3.1	—	3.1	—
Commercial paper	68.3	—	68.3	—
Certificates of deposit	67.2	—	67.2	—

Total available-for-sale securities	807.7	—	807.7	—
Derivatives, current and long-term
Foreign currency forward contracts and options	68.7	—	68.7	—
Interest rate swaps	16.3	—	16.3	—

	$892.7	$—	$892.7	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$20.6	$—	$20.6	$—
Interest rate swaps	7.0	—	7.0	—

	$27.6	$—	$27.6	$—

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2014, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2014 through March 2016. As of September 30, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,462.4 million. As of September 30, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $330.1 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument				Gain / (Loss) on Hedged Item
	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2014	2013	2014	2013	2014	2013	2014	2013
Interest rate swaps	Interest expense	$(4.9)	$(1.6)	$7.0	$(15.7)	$4.9	$1.6	$(7.0)	$15.7

We had no ineffective fair value hedging instruments during the three and nine month periods ended September 30, 2014 and 2013.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI					Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	2014	2013	2014	2013		2014	2013	2014	2013
Foreign exchange forward contracts	$62.6	$(21.4)	$47.3	$46.6	Cost of products sold	$8.7	$5.2	$20.4	$3.5
Foreign exchange options	0.2	—	—	(0.3)	Cost of products sold	(0.1)	—	(0.3)	(0.2)

	$62.8	$(21.4)	$47.3	$46.3		$8.6	$5.2	$20.1	$3.3

The net amount recognized in earnings during the three and nine month periods ended September 30, 2014 and 2013 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2014, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $88.0 million, or $61.9 million after taxes, which is deferred in OCI. Of the net unrealized gain, $53.3 million, or $37.0 million after taxes, is expected to be reclassified to earnings over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2014	2013	2014	2013
Foreign exchange forward contracts	Cost of products sold	$9.7	$(7.5)	$5.4	$0.1

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2014 and December 31, 2013, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$57.2	Other current assets	$60.2
Foreign exchange forward contracts	Other assets	30.8	Other assets	30.2
Interest rate swaps	Other assets	16.3	Other assets	16.3

Total asset derivatives		$104.3		$106.7

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$12.2	Other current liabilities	$26.4
Foreign exchange forward contracts	Other long-term liabilities	8.4	Other long-term liabilities	15.9
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	7.0

Total liability derivatives		$20.6		$49.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2014			As of December 31, 2013
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$57.2	$10.3	$46.9	$60.2	$13.5	$46.7
Cash flow hedges	Other assets	30.8	6.8	24.0	30.2	8.2	22.0

Liability Derivatives
Cash flow hedges	Other current liabilities	12.2	10.3	1.9	26.4	13.5	12.9
Cash flow hedges	Other long-term liabilities	8.4	6.8	1.6	15.9	8.2	7.7

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

During the second quarter of 2014, the Internal Revenue Service (IRS) began the audit of our U.S. federal returns for the years 2010 through 2012. During the second quarter of 2011, the IRS concluded its examination of our U.S. federal returns for years 2005 through 2007 and during the fourth quarter of 2013, the IRS concluded its examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. During the second quarter of 2014, the IRS issued a corrected Revenue Agent Report for years 2008 through 2009, assessing a penalty with respect to a 2008 uncertain tax position. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. During the second quarter of 2014, the IRS issued a statutory notice of deficiency for the years 2005 through 2007. We are contesting this deficiency notice and we filed a petition with the U.S. Tax Court during the third quarter of 2014. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters with the IRS within the next twelve months and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods.

In the three and nine month periods ended September 30, 2014, our effective tax rate was 27.3 percent and 25.0 percent, respectively. Our effective tax rate was lower than the U.S. statutory income tax rate of 35.0 percent primarily due to income earned in foreign locations with lower tax rates as well as an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$6.3	$7.0	$19.0	$21.1
Interest cost	6.1	4.7	18.4	14.1
Expected return on plan assets	(10.1)	(8.9)	(30.4)	(26.7)
Amortization of prior service cost	(1.0)	(1.0)	(2.9)	(2.9)
Amortization of unrecognized actuarial loss	2.9	4.7	8.6	14.0

Net periodic pension expense	$4.2	$6.5	$12.7	$19.6

We contributed $2.0 million during the nine month period ended September 30, 2014 to our U.S. and Puerto Rico defined benefit plans and do not expect to contribute additional funds to these plans during the remainder of 2014. We contributed $10.9 million to our foreign-based defined benefit plans in the nine month period ended September 30, 2014 and expect to contribute $3.6 million to these foreign-based plans during the remainder of 2014.

12. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding for basic net earnings per share	169.0	170.0	168.8	169.2
Effect of dilutive stock options and other equity awards	2.7	2.2	2.7	2.0

Weighted average shares outstanding for diluted net earnings per share	171.7	172.2	171.5	171.2

During the three and nine month periods ended September 30, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock. During the three and nine month periods ended September 30, 2013, an average of 1.4 million options and 4.2 million options, respectively, had exercise prices that were greater than the average market price of our common stock and were not included in the computation.

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

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Americas	$637.9	$632.9	$312.6	$312.7
Europe	270.7	255.0	75.9	63.3
Asia Pacific	197.4	186.4	87.1	80.1

Total	$1,106.0	$1,074.3

Share-based compensation			(12.8)	(10.9)
Inventory step-up			(0.8)	(2.7)
Certain claims			—	—
Special items			(66.9)	(46.4)
Global operations and corporate functions			(143.9)	(184.4)

Operating profit			$251.2	$211.7

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Americas	$1,916.3	$1,927.7	$937.7	$958.2
Europe	932.3	870.0	280.1	244.0
Asia Pacific	601.8	585.0	275.5	252.9

Total	$3,450.4	$3,382.7

Share-based compensation			(37.0)	(37.1)
Inventory step-up			(5.0)	(5.1)
Certain claims			(21.8)	(47.0)
Special items			(177.5)	(155.5)
Global operations and corporate functions			(443.1)	(490.1)

Operating profit			$808.9	$720.3

Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Reconstructive
Knees	$461.4	$434.5	$1,447.2	$1,386.5
Hips	315.6	308.3	988.3	977.5
Extremities	46.8	45.5	150.4	141.9

	823.8	788.3	2,585.9	2,505.9
Dental	53.9	55.1	176.0	176.2
Trauma	77.8	78.5	236.3	234.6
Spine	51.0	48.0	151.5	149.9
Surgical and other	99.5	104.4	300.7	316.1

Total	$1,106.0	$1,074.3	$3,450.4	$3,382.7

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (Durom Cup) in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (MDL) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of September 30, 2014, discovery in these lawsuits was on-going. Initial trials in Santas, McAllister and the MDL are expected to commence in the fourth quarter of 2014, the first quarter of 2015 and the second quarter of 2015, respectively. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $472.0 million for Durom Cup-related claims, including $21.8 million and $47.0 million during the nine month periods ended September 30, 2014 and 2013, respectively.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. As of September 30, 2014, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover and expect to receive more in the near future. We have a $168.0 million receivable in “Other assets” remaining on our condensed consolidated balance sheet as of September 30, 2014 for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of September 30, 2014 of the remaining liability for all Durom Cup-related claims is $352.5 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $302.5 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next five years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (PCI), in the Court of Common

Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held as scheduled on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of September 30, 2014, discovery in these lawsuits was on-going. Bellwether trials are expected to commence in the third quarter of 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Hays v. Dvorak et al.: On June 16, 2014, a shareholder derivative action, Hays v. Dvorak et al., was filed in the Court of Chancery of the State of Delaware. The plaintiff seeks to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleges, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on the trial court’s ruling in the patent infringement lawsuit brought by Stryker Corporation and related entities described below relating to certain of our Pulsavac® Plus Wound Debridement Products. The plaintiff does not seek damages from us, but instead requests damages of an unspecified amount on our behalf. The plaintiff also seeks equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. On August 18, 2014, we filed a motion to stay or dismiss the complaint, and the individual defendants filed a joinder motion. Those motions are pending.

Intellectual Property-Related Claims

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. We have not accrued an estimated loss related to this matter in our condensed consolidated statement of earnings for the quarter ended September 30, 2014 or any prior period because we do not believe that it is probable that we have incurred a liability. Although we believe we have strong grounds to reverse the trial court’s judgment, the ultimate resolution of this matter is uncertain. In the future we could be required to record a charge of up to $210.0 million plus interest and attorneys’ fees that could have a material adverse effect on our results of operations.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (FDA) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of September 30, 2014, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2013 condensed consolidated financial statements have been reclassified to conform to the 2014 presentation.

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

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2014 (2014 periods)

Our sales for the three and nine month periods ended September 30, 2014 increased 3 percent and 2 percent, respectively, due to increased volume in the joint replacement market and product mix growth from premium priced new products, such as Persona® The Personalized Knee System. This was partially offset by continued pricing pressure.

Our net earnings in each of the 2014 periods increased 7 percent compared to the same prior year period. We were able to increase net earnings at a greater rate than sales growth due to execution of our operational excellence initiatives, the leverage realized due to fixed costs, and the absence of certain significant charges that were incurred in the prior year periods. The significant charges in the prior year periods included higher “Certain claims” expense (applicable to the nine month period only) and excess and obsolete inventory charges for products we intend to discontinue. These favorable effects in the 2014 periods were partially offset by greater “Special items” and “Other expense” in such periods. The increased expense in the 2014 periods from these items was primarily driven by the pending Biomet merger.

2014 Outlook

We estimate our net sales will grow by approximately 1.5 percent in 2014. This assumes the market for knee and hip procedures will remain stable and grow in the low to mid-single digits. We expect pricing to have a negative effect on sales growth of between 2 and 3 percent, and foreign currency exchange rates to have a negative effect on sales growth of between 0 and 1 percent based upon September 30, 2014 rates.

Assuming currency rates remain at September 30, 2014 levels, we expect our reported gross margin to be between 72.5 and 73.5 percent of sales in 2014, compared to 72.2 percent for the full year in 2013. In the 2013 period, we recognized significant excess and obsolescence charges related to products we intend to discontinue and similar significant charges are not expected in 2014. The 2014 range assumes that foreign currency hedge gains will be higher than in 2013. The range also takes into consideration the full year impact of the 2.3 percent medical device excise tax on a majority of our U.S. sales. Based upon the levels of inventory we were carrying before the medical device excise tax was effective on January 1, 2013, we did not recognize any significant expenses from the excise tax until the fourth quarter of 2013. We estimate the cost in 2014 will be approximately $10 million per quarter. Since we recognize the medical device excise tax as a part of the cost of inventory, the amount expensed in any particular quarter will vary according to U.S. sales levels in that quarter. We are in discussions with the IRS as to what an appropriate constructive sales price should be under IRS excise tax regulations and our specific business model. Our ultimate medical device excise tax and liability may differ from the amount we have estimated. Accordingly, the amount we have recognized as expense is an estimate subject to change.

We expect to continue making investments in research and development (R&D) of between 4 and 4.5 percent of sales in 2014. Selling, general and administrative expenses (SG&A) as a percentage of sales is expected to be between 38.5 and 39 percent in 2014 as we realize efficiencies from our quality and operational excellence initiatives and further leverage revenue growth.

We expect to incur approximately $250 million of expenses in 2014 related to our quality and operational excellence initiatives and integration costs from recent acquisitions. The quality and operational excellence programs are intended to improve our future operating results and include centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and information technology systems. We also expect to incur approximately $70 million of expenses in 2014 related to our pending merger with Biomet. We expect to recognize the majority of the $320 million of expenses in “Special items” on our statement of earnings, but some will be related to inventory and will be reflected in cost of products sold and some will be related to the financing we secured for the Biomet merger and will be a non-operating expense.

Assuming variable interest rates remain at September 30, 2014 levels, we expect interest income and expense, net, to be similar to 2013, absent additional interest expense related to the pending merger with Biomet.

We expect our effective tax rate (ETR) to increase in 2014 relative to 2013, as we do not anticipate certain significant costs, such as excess and obsolete inventory charges that were incurred in jurisdictions with higher tax rates in 2013, to recur, thus increasing the profit in those higher tax jurisdictions. Additionally, we expect to incur non-deductible costs related to our pending merger with Biomet which will also increase our ETR.

Based upon the above, we expect reported net earnings and diluted earnings per share to increase in a range of approximately 7 to 9 percent in 2014 as compared to 2013, stemming from anticipated higher sales, an improved gross margin and lower SG&A expenses as a percentage of sales.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Americas	$637.9	$632.9	1%	4%	(3)%	—%
Europe	270.7	255.0	6	8	(2)	—
Asia Pacific	197.4	186.4	6	8	(1)	(1)

Total	$1,106.0	$1,074.3	3	5	(2)	—

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Americas	$1,916.3	$1,927.7	(1)%	3%	(3)%	(1)%
Europe	932.3	870.0	7	7	(2)	2
Asia Pacific	601.8	585.0	3	8	(1)	(4)

Total	$3,450.4	$3,382.7	2	4	(2)	—

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Reconstructive
Knees	$461.4	$434.5	6%	9%	(3)%	—%
Hips	315.6	308.3	2	5	(2)	(1)
Extremities	46.8	45.5	3	4	(2)	1

	823.8	788.3	4	8	(3)	(1)
Dental	53.9	55.1	(2)	(3)	1	—
Trauma	77.8	78.5	(1)	—	(1)	—
Spine	51.0	48.0	6	9	(3)	—
Surgical and other	99.5	104.4	(5)	(4)	—	(1)

Total	$1,106.0	$1,074.3	3	5	(2)	—

	Nine Months Ended September 30,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2014	2013
Reconstructive
Knees	$1,447.2	$1,386.5	4%	8%	(3)%	(1)%
Hips	988.3	977.5	1	5	(3)	(1)
Extremities	150.4	141.9	6	9	(3)	—

	2,585.9	2,505.9	3	7	(3)	(1)
Dental	176.0	176.2	—	—	—	—
Trauma	236.3	234.6	1	2	(1)	—
Spine	151.5	149.9	1	3	(2)	—
Surgical and other	300.7	316.1	(5)	(3)	(1)	(1)

Total	$3,450.4	$3,382.7	2	4	(2)	—

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Inc (Dec)	2014	2013	% Inc (Dec)
Reconstructive
Knees
Americas	$285.1	$270.0	6%	$850.6	$827.3	3%
Europe	101.1	91.8	10	365.2	331.9	10
Asia Pacific	75.2	72.7	4	231.4	227.3	2
Hips
Americas	149.8	150.5	—	453.2	459.1	(1)
Europe	99.6	96.5	3	332.3	322.0	3
Asia Pacific	66.2	61.3	8	202.8	196.4	3
Extremities
Americas	33.9	34.9	(3)	110.6	109.6	1
Europe	9.1	7.8	15	29.5	24.0	22
Asia Pacific	3.8	2.8	33	10.3	8.3	24

	823.8	788.3	4	2,585.9	2,505.9	3
Dental
Americas	34.3	35.5	(3)	105.7	106.3	(1)
Europe	15.6	14.3	10	56.8	55.3	3
Asia Pacific	4.0	5.3	(25)	13.5	14.6	(8)
Trauma
Americas	37.4	39.7	(6)	110.5	117.9	(6)
Europe	19.4	19.4	—	61.6	56.4	9
Asia Pacific	21.0	19.4	8	64.2	60.3	6
Spine
Americas	33.7	31.4	7	95.7	97.1	(2)
Europe	10.7	11.3	(4)	37.6	37.2	1
Asia Pacific	6.6	5.3	23	18.2	15.6	17
Surgical and other
Americas	63.7	70.9	(10)	190.0	210.4	(10)
Europe	15.2	13.9	9	49.3	43.2	14
Asia Pacific	20.6	19.6	5	61.4	62.5	(2)

Total	$1,106.0	$1,074.3	3	$3,450.4	$3,382.7	2

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5 percentage points of year-over-year sales growth during the three month period ended September 30, 2014. The 5 percentage points of growth was 1 percentage point more than the year-over-year sales growth from volume/mix in the three month period ended June 30, 2014. Demand growth has been driven by new product introductions and by sales in key emerging markets.

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

Pricing Trends

Global selling prices had a negative effect of 2 percentage points on year-over-year sales during the three month period ended September 30, 2014. Our Americas and Europe reporting segments and certain countries in our Asia Pacific reporting segment continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the entire year, we expect lower prices will have a negative effect on sales growth of between 2 and 3 percent.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2014, foreign currency exchange rates had a minimal impact on sales. If foreign currency exchange rates remain consistent with September 30, 2014 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a negative effect on sales growth in 2014 of between 0 and 1 percent. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be minimal.

Sales by Product Category

Knees

Knee sales increased 6 percent and 4 percent in the three and nine month periods ended September 30, 2014, respectively, when compared to the same prior year periods. Our Knee product category has benefited from new product introductions, such as Persona The Personalized Knee System and joint preservation solutions. However, the volume/mix growth from new product introductions has been tempered by pricing pressure in all our reporting segments.

In 2014, we have continued a broader launch of our new knee system, Persona The Personalized Knee System. We intend to continue to deploy implant and instrument sets to all geographic regions during the remainder of 2014 and beyond. In the meantime, our NexGen Complete Knee Solution product line is still our leading global knee system in terms of sales. Products driving growth in this category in addition to Persona The Personalized Knee System included the Zimmer® Unicompartmental High Flex Knee and our joint preservation solutions.

In Europe, changes in foreign currency exchange rates had a minimal effect on knee sales in the three month period ended September 30, 2014 and positively affected knee sales by 2 percent in the nine month period ended September 30, 2014. In Asia Pacific, changes in foreign currency exchange rates had a minimal effect on knee sales in the three month period ended September 30, 2014 and negatively affected knee sales by 4 percent in the nine month period ended September 30, 2014.

Hips

Hip sales increased 2 percent and 1 percent in the three and nine month periods ended September 30, 2014, respectively, when compared to the same prior year periods. Positive volume and mix trends continued to be offset by pricing pressure.

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

[1]	Registered trademark of CeramTec GmbH

In Europe, changes in foreign currency exchange rates had a minimal effect on hip sales in the three month period ended September 30, 2014 and positively affected hip sales by 2 percent in the nine month period ended September 30, 2014. In Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three and nine month periods ended September 30, 2014 by 2 percent and 5 percent, respectively.

Extremities

Extremities sales increased by 3 percent and 6 percent in the three and nine month periods ended September 30, 2014, respectively, when compared to the same prior year periods. The sales increase reflects growth from our shoulder systems, such as the Zimmer® Trabecular MetalTM Reverse Shoulder System and the Sidus® Stem-Free Shoulder, and a broader product portfolio to compete in the foot and ankle and hand and wrist areas of the Extremities category. The broader portfolio includes the Zimmer Trabecular Metal Total Ankle and products from the acquisition of NORMED Medizin-Technik GmbH in June 2013.

Dental

Dental sales decreased by 2 percent in the three month period ended September 30, 2014 when compared to the same prior year period and were relatively flat in the nine month period ended September 30, 2014 when compared to the same prior year period. Increased sales of dental reconstructive implants and digital solutions have been offset by decreases in restorative products. Sales were led by the Tapered Screw-Vent® Implant System. In our Dental product category, in certain markets, especially in our Asia Pacific region, our customers are distributors. The timing of distributor purchases can have a significant influence on sales in those markets in any particular quarter.

Trauma

Trauma sales decreased 1 percent and increased 1 percent in the three and nine month periods ended September 30, 2014, respectively, when compared to the same prior year periods. New product launches, especially in our Europe and Asia Pacific reporting segments, have positively affected sales. The Zimmer® Natural Nail® System and Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales increased by 6 percent and 1 percent in the three and nine month periods ended September 30, 2014 when compared to the same prior year periods. We continue to focus on and have had some success in commercializing offerings across our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the PathFinder NXT® Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products were partially offset by a decline in sales of other spine products.

Surgical and other

Surgical and other sales decreased 5 percent in each of the 2014 periods when compared to the same prior year periods. The primary cause of the sales decrease in this product category was the Transposal® Fluid Waste Management System. With this system, we sell capital equipment that is used with a one-time disposable manifold. In the prior year, our system benefitted from commercial disruption experienced by a competitive product. This especially helped our sales of the capital equipment component. With that competitive product back on the market in 2014 and since many customers bought our capital equipment component in the prior year, sales of our capital equipment component decreased significantly from the prior year. However, this decrease was partially offset by an increase in sales of disposable manifold used with our capital equipment. Other products leading sales in this category were PALACOS®2 Bone Cement, tourniquets and wound debridement devices.

[2]	Registered trademark of Heraeus Kulzer GmbH

Expenses as a Percentage of Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Inc (Dec)	2014	2013	Inc (Dec)
Cost of products sold	27.0%	30.6%	(3.6)	27.2%	27.9%	(0.7)
Research and development	4.2	4.6	(0.4)	4.1	4.7	(0.6)
Selling, general and administrative	40.1	40.8	(0.7)	39.5	40.1	(0.6)
Certain claims	—	—	—	0.6	1.4	(0.8)
Special items	6.0	4.3	1.7	5.1	4.6	0.5
Operating profit	22.7	19.7	3.0	23.4	21.3	2.1

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales for the 2014 periods compared to the same prior year periods was primarily due to significant excess and obsolete inventory charges recorded in the prior year periods related to products we intend to discontinue. Additionally, we recognized higher hedge gains in the 2014 periods from our foreign currency hedging program compared to the same prior year periods. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. These favorable items were partially offset by the U.S. medical device excise tax and lower average selling prices.

Operating Expenses

R&D expenses and R&D as a percentage of sales declined in each of the 2014 periods when compared to the same prior year periods. The lower expense reflects a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2014 to be between 4 and 4.5 percent of sales for the full year.

SG&A expenses increased slightly in the 2014 periods compared to the same prior year periods, but SG&A as a percentage of sales decreased in the 2014 periods relative to the same prior year periods. Improvement in SG&A expenditures as a percentage of sales reflects the effects of our operational excellence initiatives. Although variable expenses naturally increase with higher sales, our SG&A expenses have remained relatively consistent. Accordingly, this has reduced SG&A as a percentage of sales as our operational excellence initiatives produced lower variable and fixed costs in SG&A as net sales increased. Additionally, selling and distribution expenses are lower in our Europe and Asia Pacific reporting segments compared to our Americas reporting segment. The mix of revenues with high sales growth in Europe and Asia Pacific compared to the Americas helped to lower SG&A as a percentage of sales in the 2014 periods.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded expense of $21.8 million in the nine month period ended September 30, 2014, compared to $47.0 million in the same prior year period. The additional expense recorded in 2014 was the result of new developments related to international claims activity. For more information regarding these claims, see Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

“Special items” increased in the 2014 periods compared to the same prior year periods. The increases were a result of higher professional fees in the current year periods related to the pending Biomet merger, increased other professional fees, contract labor and dedicated project personnel expenses related to our quality and operational excellence initiatives, accelerated amortization on certain intangible assets and certain R&D agreements we entered into with upfront payments to acquire intellectual property. We continue to implement our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our quality and operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements and other items as “Special items.” See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, Income Taxes, Net Earnings and Segment Operating Profit

Other expense represents debt issuance costs recognized for our Senior Credit Facility and Bridge Credit Agreement that we entered into in May 2014 in order to fund the pending Biomet merger.

Interest income and expense, net, was flat in the three month period ended September 30, 2014 and decreased in the nine month period ended September 30, 2014 when compared to the same prior year periods. In the second half of 2013, we entered into additional fixed-to-variable rate interest swaps designated as fair value hedges. In the 2014 periods, the variable rates we paid on the swaps were lower than the fixed rate on the hedged debt and, therefore, interest expense decreased.

The ETR on earnings before income taxes for the three and nine month periods ended September 30, 2014 increased to 27.3 percent and 25.0 percent, respectively, compared to 22.3 percent and 22.8 percent, respectively, in the same prior year periods. The increase was primarily due to non-deductible expenses incurred related to the pending Biomet merger and higher costs in certain lower tax jurisdictions. The ETR for the nine month period ended September 30, 2014 was lower than the three month period ended September 30, 2014, partially due to an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards that occurred in the first quarter of 2014. We anticipate that the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $165.5 million and $563.5 million for the three and nine month periods ended September 30, 2014, respectively, both increased 7 percent compared to the same prior year periods as a result of the changes in revenues and expenses discussed above. Basic and diluted earnings per share increased 8 percent and 7 percent, respectively, in the 2014 periods compared to the same prior year periods.

For our reporting segments, operating profit increased in Europe and Asia Pacific in the 2014 periods compared to the same prior year periods, while in the Americas it was relatively flat in the three month period ended September 30, 2014 and decreased in the nine month period ended September 30, 2014. The decrease in the Americas in the nine month period ended September 30, 2014 was primarily from lower gross profit due to lower sales and the effect of the U.S. medical device excise tax. In the three month period ended September 30, 2014 for the Americas, operating profit remained relatively flat on a year-over-year basis when compared to year-over-year declines in the first and second quarters of the year, driven by sales growth from higher-margin product categories and the effects of our operational excellence initiatives decreasing expenses. In Europe, the increase in operating profit was driven by increased sales coupled with controlled operating expenses. Operating expenses increased at a lower percentage compared to sales increases due to our operational excellence initiatives and the nature of fixed versus variable expenses resulting in operating margin expansion in Europe. The increase in operating profit in Asia Pacific was driven by increases in sales from volume/mix. While changes in foreign currency exchange rates tempered sales growth in Asia Pacific, especially in the nine month period, this decline was largely offset by increased hedge gains recorded in the 2014 periods versus the same prior year periods.

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

Our non-GAAP adjusted net earnings used for internal management purposes for the three and nine month periods ended September 30, 2014 were $232.6 million and $745.4 million, respectively, compared to $215.6 million and $699.8 million, respectively, in the same prior year periods. Our non-GAAP adjusted diluted earnings per share for the three and nine month periods ended September 30, 2014 were $1.35 and $4.35, respectively, compared to $1.25 and $4.09, respectively, in the same prior year periods.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013
Net Earnings of Zimmer Holdings, Inc.	$165.5	$154.4	$563.5	$525.1
Inventory step-up and other inventory and manufacturing related charges	3.8	43.8	21.1	57.7
Certain claims	—	—	21.8	47.0
Special items	66.9	46.4	177.5	155.5
Other expense on Biomet merger financing	10.5	—	20.5	—
Taxes on above items*	(14.1)	(29.0)	(59.0)	(85.5)

Adjusted Net Earnings	$232.6	$215.6	$745.4	$699.8

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted EPS	$0.96	$0.90	$3.29	$3.07
Inventory step-up and other inventory and manufacturing related charges	0.02	0.25	0.12	0.34
Certain claims	—	—	0.13	0.27
Special items	0.39	0.27	1.03	0.91
Other expense on Biomet merger financing	0.06	—	0.12	—
Taxes on above items*	(0.08)	(0.17)	(0.34)	(0.50)

Adjusted Diluted EPS	$1.35	$1.25	$4.35	$4.09

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $698.6 million in the nine month period ended September 30, 2014, compared to $662.9 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $325.2 million of operating cash in the 2014 period. All other items of operating cash flows reflect a use of $189.1 million of cash in the nine month period ended September 30, 2014, compared to a use of $171.5 million in the same 2013 period.

The increased cash flows provided by operating activities in the 2014 period were primarily due to improved cash flows generated from receivables collections, especially receipts in Spain, and lower funding necessary for our U.S. pension plans. These favorable items were partially offset by higher tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges and inventory investments.

At September 30, 2014, we had 71 days of sales outstanding in trade accounts receivable, which was 2 days fewer than September 30, 2013. Our days of sales outstanding reflect the reimbursement patterns of the healthcare industry in the markets where we compete. Collection of trade accounts receivable is influenced by insurance reimbursements and government budgets among other things. Days of sales outstanding are lowest in our Americas reporting segment, as the U.S. healthcare system has a higher percentage of private-pay insurers who generally pay more quickly than government-based healthcare systems. In our Europe and Asia Pacific reporting segments, days of sales outstanding are higher, as healthcare is typically sponsored by governments which tend to pay more slowly. Additionally, there are some seasonal trends in our days of sales outstanding as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Our days of sales outstanding in the past three years have ranged between 64 and 73 days. We consider the 71 days of sales outstanding at September 30, 2014 as consistent with normal business fluctuations.

At September 30, 2014, we had 356 days of inventory on hand, an increase of 59 days compared to September 30, 2013. The balance of $1,177.5 million as of September 30, 2014 is $30.3 million higher than the balance as of June 30, 2014. In order to maintain high service levels to our hospital customers in numerous geographic regions, we consign inventory to them, including all the various sizes of a particular product, so that our products are available when needed for a surgical procedure. As a result, we have a significant amount of inventory on hand. There are some seasonal trends in our days of inventory on hand, as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Other factors that can affect our days of inventory on hand include when we build inventory for new product launches, or the level of excess and obsolete inventory charges and gains/losses related to foreign currency that is reported in cost of products sold in any particular period. Our days of inventory on hand in the past three years have ranged between 285 and 356 days. As of September 30, 2014, our days of inventory on hand were at the high end of this range. The higher inventory balance and days of inventory on hand were driven by the ongoing global commercialization of new product offerings, the effects of placing more inventory into distributor and hospital consignment and additional inventory in certain Eastern European markets where we now have a direct sales presence instead of selling to a distributor. The increase in days of inventory on hand as of September 30, 2014 from the same prior year period was also, in part, driven by the significant excess and obsolete inventory charges recorded in the prior year period related to products we intend to discontinue. Such charges increased cost of products sold in the prior year period, which had the effect of lowering days of inventory on hand in this calculation in the prior year period.

Cash flows used in investing activities were $498.1 million in the nine month period ended September 30, 2014, compared to $272.3 million in the same prior year period. Additions to instruments were relatively consistent between the 2014 and 2013 periods as we continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment increased in the 2014 period compared to the 2013 period, reflecting cash outlays necessary to complete new product-related investments and to replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs.

Cash flows used in financing activities were $307.0 million in the nine month period ended September 30, 2014, compared to $345.1 million in the same prior year period. In the nine month period ended September 30, 2014, we returned cash to our stockholders in the form of cash dividends of $108.0 million and share repurchases of $400.5 million. In association with the debt facilities we entered into for the pending Biomet merger, we incurred $64.1 million of debt issuance costs. In the 2013 period, we paid off outstanding borrowings under a previous senior credit facility. Financing cash flows have continued to benefit from our increased stock price, with many employees exercising stock options.

In February, May and July of 2014, our Board of Directors declared cash dividends of $0.22 per share that were paid in April, July and October of 2014, respectively. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2014 dividend declarations equate to an annualized rate of $0.88 per share, which represents a 10 percent increase over the 2013 annualized rate.

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

As discussed in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are defending a patent infringement lawsuit in which the trial court awarded the plaintiff $210.0 million in damages plus interest and attorneys’ fees. We have appealed the trial court decision and have not recorded a liability because we do not believe it is probable that we have incurred a loss. Although we believe we have strong grounds to reverse the trial court’s judgment, we could be required to pay $210.0 million plus interest and attorneys’ fees in the future.

Also as discussed in Note 14 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have recorded a short-term liability of $50.0 million and long-term liability of $302.5 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next five years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover and we expect to receive more insurance proceeds in the near future. We have a long-term receivable of $168.0 million remaining for future expected reimbursements from our insurance carriers.

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

We may redeem the senior notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of (i) 100 percent of the principal amount of the notes being redeemed; or

(ii) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 15 basis points in the case of the 2014 notes, 20 basis points in the case of the 2019 and 2021 notes, and 25 basis points in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the senior notes to the redemption date.

As discussed in Note 6 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we expect to use cash on hand and possibly borrowings under our Senior Credit Facility to pay the remaining principal and interest on the Senior Notes due November 30, 2014 when they mature.

Our Senior Credit Facility contains: (i) a 5-year unsecured Term Loan in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Senior Credit Facility replaces a previous credit agreement that provided for a $1.35 billion revolving credit facility that would have matured in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of September 30, 2014. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger. We must reduce unused commitments under the Term Loan and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. The commitments under the Term Loan automatically terminate on the earliest to occur of (i) the funding and disbursement of Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the definitive merger agreement with LVB, or (iii) termination of the definitive merger agreement with LVB.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EDITDA ratio of no greater than 3.0 to 1.0 in periods prior to any Term Loan funding and no greater than 5.0 to 1.0 in periods after the Term Loan is funded. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2014.

Commitments under the Senior Credit Facility are subject to certain fees. On the Multicurrency Revolving Facility, we will pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating. On the Term Loan, we will pay a fee on the daily actual unused commitment for the period from and including July 23, 2014 through the day the commitments under the Term Loan terminate.

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

Zimmer Holdings is the borrower under the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement bear interest at floating rates based upon LIBOR plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate. The Bridge Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EDITDA ratio of no greater than 5.0 to 1.0. We were in compliance with all covenants under the Bridge Credit Agreement as of September 30, 2014. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.

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

We also have other available uncommitted credit facilities totaling $34.5 million.

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

As of September 30, 2014, we had short-term and long-term investments in debt securities with a fair value of $1,033.5 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of September 30, 2014, $1,035.1 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $814.2 million of this amount is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of September 30, 2014, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $191.6 million. With allowances for doubtful accounts of $9.6 million recorded in those countries, the net balance was $182.0 million, representing 21 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $172.0 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

As of September 30, 2014, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. Due to the pending merger with Biomet, we have not repurchased any shares since the first quarter of 2014 and we do not plan to repurchase additional shares in order to preserve capital to help fund the merger. Upon completion of the merger, in the near to medium term we intend to use our cash flows for debt repayment and dividends, instead of share repurchases.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

There were no changes in the three month period ended September 30, 2014 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013. As discussed in that Annual Report on Form 10-K, our annual impairment test of goodwill occurs in the fourth quarter every year. In our 2013 impairment test, while no impairment charges were recorded, we concluded that our U.S. Spine and U.S. Dental reporting units’ estimated fair values did not substantially exceed their respective carrying values.

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

Due to challenging market conditions associated with our U.S. Dental reporting unit, that reporting unit’s estimated fair value did not substantially exceed its carrying value either. For the annual impairment test in 2013, the goodwill balance of the U.S. Dental reporting unit was $170.3 million. In estimating the future cash flows of the reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based on historical trends, a growing population and broader economic factors, as the products in the U.S. Dental reporting unit are generally not covered by insurance and, therefore, the ability of consumers to pay for these products is affected by the economy. We also considered new products that we currently have in the pipeline to introduce into the U.S. market. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows. Discount rates used to determine the present value of the estimated future cash flows considered the weighted average cost of capital of other comparable companies and the size risk of our reporting unit and company-specific risk based on past reporting unit performance.

Our 2013 annual impairment test indicated the fair value of the U.S. Dental reporting unit was in excess of its carrying value by 11 percent. Our international Dental goodwill and related net assets are not tested separately for goodwill impairment as they are part of reporting units that contain other product categories.

The U.S. Spine and U.S. Dental reporting units remain sensitive to changes in market conditions. If estimated cash flows for these reporting units decrease, we may be required to record impairment charges in the future. The cash flows used in our annual impairment test are estimates and, therefore, involve uncertainty. Factors that could result in our actual cash flows being lower than our current estimates include: (i) decreased revenues caused by unforeseen changes in these areas of the healthcare market, our inability to generate new product revenue from our research and development activities, or macroeconomic factors that may affect consumers’ ability to pay for these products and (ii) our inability to achieve the estimated operating margins for these reporting units’ forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

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

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the inability to obtain regulatory approvals of our proposed merger (the Merger) with the parent of Biomet (including the approval of antitrust authorities necessary to complete the Merger) on the terms desired or anticipated;

•	the timing of such regulatory approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger;

•	the risk that a condition to closing the Merger may not be satisfied on a timely basis or at all, and the risk that the proposed Merger fails to close for any other reason;

•	the risks and uncertainties related to our ability to successfully integrate Biomet’s operations, products, employees and distributors with ours;

•	the possibility that the anticipated synergies and other benefits from the Merger will not be realized, or will not be realized within the expected time periods;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to the Merger;

•	the effect of the announcement of the proposed Merger on our relationships and Biomet’s relationships with our respective customers, vendors and lenders and on our respective operating results and businesses generally;

•	the risk that any condition to the closing of the financing committed for the Merger and the refinancing of our debt is not satisfied on a timely basis or at all;

•	the outcome of any legal proceedings related to the proposed Merger;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, including the impact of the U.S. excise tax on medical devices, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (FDA) and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

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

During the three month period ended September 30, 2014, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

ZIMMER HOLDINGS, INC.

(Registrant)

Date: November 5, 2014	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and
Chief Financial Officer

Date: November 5, 2014	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate
Controller and Chief Accounting Officer