Form 10-K
period 2014-12-31
ZIMMER HOLDINGS INC
filed 2015-02-23
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $17,501,425,466 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2014 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 16, 2015, 169,902,991 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2015 Annual Meeting of Stockholders	Part III

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of federal securities laws. Forward-looking statements may be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “assume,” “guide,” “target,” “forecast,” “intend,” “strategy,” “is confident that,” “future,” “opportunity,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of this report). Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

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

On April 24, 2014, we entered into a definitive agreement to merge with LVB Acquisition, Inc. (LVB), the parent company of Biomet, Inc. (Biomet), in a cash and stock transaction valued at approximately $13.35 billion. We will pay $10.35 billion in cash, subject to certain adjustments, and issue 32.7 million shares of our common stock. In connection with the Biomet merger, we will pay off all of LVB’s outstanding funded debt, and the aggregate cash merger consideration will be reduced by such amount. The Biomet merger, which is subject to customary closing conditions and regulatory approvals, is expected to close in the first quarter of 2015. The merger will position the combined company as a leader in the $45 billion musculoskeletal industry. The Biomet merger is expected to be a transformational event for us and have significant effects on all aspects of our business. The description of our business in this report is for Zimmer on a standalone basis and does not address the consequences of the planned Biomet merger.

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

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 75 percent of our net sales in 2014. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2014.

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

Americas.    The Americas is our largest geographic segment, accounting for $2,594.2 million, or 56 percent, of 2014 net sales, with the U.S. accounting for 92 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

In the Americas, we monitor and rank independent sales agents and our direct sales force across a range of performance metrics, including the achievement of sales targets and maintenance of efficient levels of working capital.

Europe.    The European geographic segment accounted for $1,269.5 million, or 27 percent, of 2014 net sales, with France, Germany, Italy, Spain, Switzerland and the United Kingdom collectively accounting for 68 percent of net sales in the region. This segment also includes other key markets, including Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific.    The Asia Pacific geographic segment accounted for $809.6 million, or 17 percent, of 2014 net sales, with Japan being the largest market within this segment, accounting for 42 percent of the region’s sales. This segment also includes key markets such as Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons, neurosurgeons and dental surgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. We have a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

Distribution

We operate distribution facilities domestically in Southaven, Mississippi; and Carlsbad, California and internationally in Australia, Canada, China, France, Germany, India, Italy, Japan, Korea, Russia, South Africa, Spain, Switzerland, the United Kingdom, and various other countries.

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

Our significant knee brands include the following:

•	Persona® The Personalized Knee System
•	NexGen® Complete Knee Solution
•	Natural-Knee® II System
•	Innex® Total Knee System
•	Zimmer® Unicompartmental High Flex Knee
•	Zimmer Patient Specific Instruments
•	Gel-One®[1] Cross-linked Hyaluronate

Hips

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first-time, or primary, joint replacement as well as revision procedures. Hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone, or are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies.

Our significant hip brands include the following:

•	Zimmer M/L Taper Hip Prosthesis and Zimmer M/L Taper Hip Prosthesis with Kinectiv® Technology
•	Alloclassic® (Zweymüller®) Hip System
•	CLS® Spotorno® Hip Stem and CLS Brevius® Stem with Kinectiv Technology
•	Fitmore® Hip Stem
•	Avenir® Müller Stem
•	Wagner SL Revision® Hip Stem
•	Continuum® Acetabular System
•	Trilogy® IT Acetabular System
•	Allofit® IT Alloclassic Acetabular System
•	Trabecular MetalTM Modular Acetabular System

1 Registered trademark of Seikagaku Corporation

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT
•	Vivacit-E® Highly Crosslinked Polyethylene Liners
•	BIOLOX®[2] delta Heads

Extremities

Our extremity portfolio, including shoulder, elbow and ankle products, is designed to treat arthritic conditions, soft tissue injuries and fractures.

Our significant extremity brands include the following:

•	Zimmer Trabecular Metal Reverse Shoulder System
•	Bigliani/Flatow® Complete Shoulder Solution Family
•	Sidus® Stem-Free Shoulder
•	Zimmer Trabecular Metal Total Ankle
•	Zimmer Coonrad/Morrey Total Elbow
•	Nexel® Total Elbow

DENTAL

Our dental products division manufactures and/or distributes: (1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; (2) dental prosthetic products – aimed at providing a more natural restoration to resemble the original teeth; and (3) dental regenerative products – for soft tissue and bone rehabilitation.

Our significant dental brands include the following:

•	Tapered Screw-Vent® Implant System
•	Hex-Lock® Contour Abutment and Restorative Products
•	Puros® Allograft Products[3]

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

Our significant trauma brands include the following:

•	Zimmer Natural Nail® System
•	NCB® Polyaxial Locking Plate System
•	Zimmer Periarticular Locking Plate System
•	Zimmer Universal Locking System
•	Cable-Ready® Cable Grip System

SPINE

Our Spine products division designs, manufactures and distributes medical devices and surgical instruments to deliver comprehensive solutions for those with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine.

2 Registered trademark of CeramTec GmbH

3 Manufactured by RTI Surgical in Alachua, FL and Tutogen Medical GmbH, Germany (an RTI Surgical, Inc. company) and distributed by Zimmer Dental, Inc.

Our significant spine brands include the following:

•	PathFinder NXT® Minimally Invasive Pedicle Screw System
•	Trabecular Metal Implants
•	Sequoia® Pedicle Screw System
•	Trinica® Select Anterior Cervical Plate System
•	Dynesys® Dynamic Stabilization System

SURGICAL

We develop, manufacture and market products that support reconstructive, trauma, spine and dental implant procedures, with a focus on bone cements, surgical wound site management, blood management and fluid waste management.

Our significant surgical brands include the following:

•	Transposal® and Transposal Ultra® Fluid Waste Management Systems
•	PALACOS®[4] Bone Cement
•	A.T.S.® Automatic Tourniquet Systems

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

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Montreal, Canada; Beijing, China; Winterthur, Switzerland; Austin, Texas; Minneapolis, Minnesota; Carlsbad, California; Philadelphia, Pennsylvania; Dover, Ohio; and Parsippany, New Jersey. As of December 31, 2014, we employed approximately 1,000 research and development employees worldwide.

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

4 Registered trademark of Heraeus Medical GmbH

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

Further, we are subject to various federal, state and foreign laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, as well as the U.S. Physician Payments Sunshine Act and similar state and foreign healthcare professional payment transparency laws. These laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general and various foreign government agencies. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (VA) health programs.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Competition

The orthopaedics and broader musculoskeletal care industry is highly competitive. In the global markets for reconstructive implants, trauma and related surgical products, our major competitors include: the DePuy Synthes Companies of Johnson & Johnson, Stryker Corporation, Biomet, and Smith & Nephew plc.

In the Americas geographic segment, we and the DePuy Synthes Companies, Stryker Corporation, Biomet, and Smith & Nephew, Inc. (a subsidiary of Smith & Nephew plc) account for a large majority of the total reconstructive and trauma implant sales. There are also many smaller competitors actively engaging in this market. Some of these smaller competitors have success by focusing on smaller subsegments of the industry.

The European reconstructive implant and trauma product markets are more fragmented than those markets in the Americas or the Asia Pacific segments. The variety of philosophies held by European surgeons regarding hip reconstruction, for example, has fostered the existence of many regional European companies, including Aesculap AG (a subsidiary of B. Braun), Limacorporate S.p.A., Waldemar LINK GmbH & Co., KG and Mathys AG, which, in addition to the global competitors, compete with us. Many hip implants sold in Europe are products developed specifically for the European market. We intend to continue to develop and produce specially tailored products to meet specific European needs.

In the Asia Pacific market for reconstructive implant and trauma products, we compete primarily with the DePuy Synthes Companies, Stryker Corporation, Smith & Nephew plc and Biomet, as well as regional companies, including Japan Medical Materials Corporation and Japan Medical Dynamic Marketing, Inc. Factors, such as the dealer system and complex regulatory environments, make it difficult for smaller companies, particularly those that are non-regional, to compete effectively with the market leaders in the more developed healthcare markets in the Asia Pacific region.

In the spinal implant category, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., the DePuy Synthes Companies, Stryker Corporation, Biomet Spine (a subsidiary of Biomet), NuVasive, Inc. and Globus Medical, Inc.

In the dental implant category, we compete primarily with Nobel Biocare Holding AG, Straumann Holding AG, Dentsply International and Biomet 3i (a subsidiary of Biomet).

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

The manufacturing operations at our facilities are designed to incorporate the cellular concept for production and to implement tenets of a manufacturing philosophy focused on continuous improvement efforts in product quality, lead time reduction and capacity optimization. Our continuous improvement efforts are driven by Lean and Six Sigma methodologies. In addition, at certain of our manufacturing facilities, many of the employees are cross-trained to perform a broad array of operations.

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

Employees

As of December 31, 2014, we employed approximately 10,000 employees worldwide, including approximately 1,000 employees dedicated to research and development. Approximately 5,600 employees are located within the U.S.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

and approximately 4,400 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 4,200 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facility employs approximately 1,800 employees.

Approximately 190 U.S. employees are members of a trade union covered by a collective bargaining agreement. We have a collective bargaining agreement with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO, CLC for and on behalf of Local 2737-15 covering employees at the Dover, Ohio facility, which continues in effect until May 15, 2015.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 19, 2015.

Name	Age	Position
David C. Dvorak	51	President and Chief Executive Officer
James T. Crines	55	Executive Vice President, Finance and Chief Financial Officer
Joseph A. Cucolo	55	President, Americas
Derek M. Davis	46	Vice President, Finance and Corporate Controller and Chief Accounting Officer
Katarzyna Mazur-Hofsaess, M.D., Ph.D.	51	President, Europe, Middle East and Africa
Stephen H.L. Ooi	61	President, Asia Pacific
Chad F. Phipps	43	Senior Vice President, General Counsel and Secretary

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

Dr. Mazur-Hofsaess was appointed President, Europe, Middle East and Africa in April 2013. She is responsible for the sales,

marketing and distribution of products in the European, Middle Eastern and African (EMEA) regions. Dr. Mazur-Hofsaess joined Zimmer in February 2010 as Senior Vice President, EMEA Sales and Marketing and was appointed President, EMEA Reconstructive in February 2012. She has approximately 20 years’ experience within the pharmaceutical, diagnostics and medical device sectors. Prior to joining Zimmer, Dr. Mazur-Hofsaess served in various management positions with Abbott Laboratories since 2001, including service as Vice President, Diagnostics – Europe.

Mr. Ooi was appointed President, Asia Pacific in December 2005. He is responsible for the financial performance of the business in the Asia Pacific region, including sales, marketing and distribution of products. Prior to being appointed President, Asia Pacific, Mr. Ooi had served as President, Australasia since September 2003. He joined Zimmer in 1986.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

Risks Relating to the Proposed Biomet Merger and the Combined Company Following the Merger

The following risk factors relate to certain risks and uncertainties associated with the pending Biomet merger and the combined company following the merger. The following discussion does not, however, contain all risks and uncertainties that relate to Biomet and its business on a standalone basis, which additional risks and uncertainties may also affect our actual results and could harm our business, financial condition and results of operations following the completion of the Biomet merger.

There is no assurance when or if the merger will be completed. Any delay in completing the merger may substantially reduce the benefits that we expect to obtain from the merger.

Completion of the merger is subject to the satisfaction or waiver of a number of conditions. There can be no assurance that we and LVB will be able to satisfy the closing conditions or that closing conditions beyond our control will be satisfied or waived. We and LVB can agree at any time to terminate the merger agreement, even though LVB stockholders have approved the merger, and we and LVB can also terminate the merger agreement under other specified circumstances. If the merger and the integration of the companies’ respective businesses are not completed within the expected timeframe, such delay may materially and adversely affect the synergies and other benefits that we expect to achieve as a result of the merger and could result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the merger.

We expect to incur substantial expenses related to the merger and the integration of Biomet.

We expect to incur substantial expenses in connection with the merger and the integration of Biomet. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, billing, payroll, manufacturing, marketing and employee benefits. While we expect to incur integration and restructuring costs following completion of the merger in 2015 that are estimated to exceed $400 million in the first two years post-merger, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

We and LVB may be unable to obtain the regulatory approvals required to complete the merger.

Completion of the merger is conditioned upon, among other conditions, the expiration or termination of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the approval of the European Commission and the receipt of approval or expiration or termination of any waiting period under applicable antitrust, competition, fair trade or similar laws of Japan. We and LVB are pursuing all required consents, orders and approvals in accordance with the merger agreement. These consents,

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

orders and approvals may impose conditions on or require divestitures relating to our or Biomet’s divisions, operations or assets, or may impose requirements, limitations or costs or place restrictions on the conduct of the combined company’s business. The merger agreement requires us and LVB, among other things, to accept all such conditions, divestitures, requirements, limitations, costs or restrictions that may be imposed by regulatory entities. Such conditions, divestitures, requirements, limitations, costs or restrictions may jeopardize or delay completion of the merger, may reduce the anticipated benefits of the merger or may result in the abandonment of the merger. Further, no assurance can be given that the required consents, orders and approvals will be obtained or that the required conditions to closing will be satisfied, and, even if all such consents, orders and approvals are obtained and such conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents, orders and approvals.

The pendency of the merger could have an adverse effect on our and/or Biomet’s business, financial condition, results of operations or business prospects.

The pendency of the merger could disrupt our and/or Biomet’s businesses in the following ways, among others:

•

our and/or Biomet’s employees may experience uncertainty regarding their future roles in the combined company, which might adversely affect our and/or Biomet’s ability to retain, recruit and motivate key personnel;

•

the attention of our and/or Biomet’s management may be directed towards the completion of the merger and other transaction-related considerations and may be diverted from the day-to-day business operations of us and/or Biomet, as applicable, and matters related to the merger may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us and/or Biomet, as applicable; and

•

customers, suppliers and other third parties with business relationships with us and/or Biomet may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or Biomet as a result of the merger, whether pursuant to the terms of their existing agreements with us and/or Biomet or otherwise.

Any of these matters could adversely affect the businesses of, or harm the financial condition, results of operations or business prospects of, us and/or Biomet.

Failure to complete the merger could negatively impact our future business and financial results.

If the merger is not completed, our ongoing business may be adversely affected. We will be subject to several risks, including the following:

•	having to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing and printing fees; and
•

focusing our management on the merger instead of on pursuing other opportunities that could have been beneficial to us and our stockholders, without realizing any of the benefits of having the merger completed.

We cannot assure you that, if the merger is not completed, these risks will not materialize and will not materially adversely affect our business and financial results.

Successful integration of Biomet with us and successful operation of the combined company are not assured. Also, integrating our business with that of Biomet may divert the attention of management away from operations.

If the merger is completed, Biomet will become an indirect wholly owned subsidiary of ours, but will initially continue its operations on a basis that is separate from our operations. There can be no assurance that after the merger Biomet will be able to maintain and grow its business and operations. In addition, the market segments in which Biomet operates may experience declines in demand and/or new competitors. Integrating and coordinating certain aspects of the operations and personnel of Biomet with ours will involve complex operational, technological and personnel-related challenges. This process will be time-consuming and expensive, will disrupt the businesses of both companies and may not result in the full benefits expected by us and Biomet, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

•	managing a larger combined company;
•	consolidating corporate and administrative infrastructures;
•	issues in integrating manufacturing, warehouse and distribution facilities, research and development and sales forces;
•	difficulties attracting and retaining key personnel;
•	loss of customers and suppliers and inability to attract new customers and suppliers;
•	unanticipated issues in integrating information technology, communications and other systems;
•	incompatibility of purchasing, logistics, marketing, administration and other systems and processes; and
•	unforeseen and unexpected liabilities related to the merger or Biomet’s business.

Additionally, the integration of our and Biomet’s operations, products and personnel may place a significant burden on management and other internal resources. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm the combined company’s business, financial condition and operating results.

We will incur substantial additional indebtedness in connection with the merger and may not be able to meet all of our debt obligations.

In connection with the merger, we entered into a $7.66 billion bridge credit agreement and a $4.35 billion bank credit agreement. Proceeds from the bank credit agreement and the anticipated issuance by us of up to $7.66 billion in aggregate principal amount of senior unsecured notes (or, if senior unsecured notes are not issued and sold prior to the closing date of the merger, drawings under the bridge credit agreement) will be used to finance, in part, the cash consideration for the merger, pay fees and the expenses incurred in connection with the merger and pay off all of

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Biomet’s funded debt. Our debt outstanding as of December 31, 2014 was approximately $1.43 billion and, immediately after the completion of the merger, the combined company’s debt is anticipated to be approximately $12.09 billion. As of December 31, 2014, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next 12 months would, in the absence of the merger, have been approximately $64.0 million. As a result of the increase in debt related to the merger, demands on the combined company’s cash resources will increase after the completion of the merger. The increased level of debt could, among other things:

•

require the combined company to dedicate a large portion of its cash flow from operations to the servicing and repayment of its debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•

limit the combined company’s ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit the combined company’s flexibility in planning for, or reacting to, changes in its business and the industry in which we operate;
•	restrict the combined company’s ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•	place the combined company at a competitive disadvantage compared to its competitors that have less debt;
•

adversely affect the combined company’s credit rating, with the result that the cost of servicing the combined company’s indebtedness might increase and its ability to obtain surety bonds could be impaired;

•	adversely affect the market price of our common stock; and
•	limit the combined company’s ability to apply proceeds from an offering or asset sale to purposes other than the servicing and repayment of debt.

If we are unable to obtain alternate financing through senior unsecured notes, it is unlikely that we will be able to repay the outstanding amounts under the bridge loan at maturity on the 364th day after completion of the merger. Any debt incurred to refinance the bridge loan may be on unfavorable terms.

The merger may cause dilution to our earnings per share, which may negatively affect the market price of our common stock.

Although we anticipate that the merger will have an immediate accretive impact on the combined company’s adjusted earnings per share, this expectation is based on factors that may not be realized and estimates that may materially change. We could also encounter additional transaction-related costs or other factors, such as the failure to realize all of the benefits anticipated to result from the merger. In addition, we expect that LVB stockholders and holders of LVB equity-based awards immediately prior to the merger will own, in the aggregate, approximately 16% of our outstanding shares after the merger, based on the number of outstanding shares of our common stock on December 31, 2014. Once additional shares are issued in the merger, the combined company’s earnings per share may be lower than our adjusted earnings per share would have been in the absence of the merger. All of these factors could cause dilution to earnings per share or decrease or delay the expected accretive effect of the merger, and cause a decrease in the market price of our common stock. There can be no assurance that any increase in adjusted earnings per share will occur, even over the long term. Any increase in adjusted earnings per share as a result of the merger is likely to require us, among other things, to successfully manage the combined company’s operations to increase our consolidated earnings after the merger.

Risks Relating to Our Business Regardless of Whether the Proposed Biomet Merger is Consummated

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

The U.S. healthcare reform law includes provisions that may materially adversely affect our business and results of operations.

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), was signed into law in March 2010 and mandates health insurance coverage and other healthcare reforms with staggered effective dates from 2010 to 2018. As part of the Affordable Care Act, in January 2013 we began paying a 2.3 percent medical device excise tax on the vast majority of our U.S sales. We continue to identify ways to reduce spending in other areas to offset the earnings impact due to the tax. We have not been able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement under the Affordable Care Act and other legislation. Nor have we been able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the current uninsured population. The medical device excise tax regulations and subsequent guidance from the U.S. Department of Treasury have not lessened the burden of complying with the excise tax statute. In addition, without the implementation of proper safeguards, the Affordable Care Act’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on some of our medical device products and reduce utilization of hospital procedures that use our products. Accordingly, while it is still too early to fully understand and predict the full impact of the Affordable Care Act on our business, ongoing implementation could have a material adverse effect on our results of operations and cash flows.

The ongoing cost-containment efforts of healthcare purchasing organizations may have a material adverse effect on our results of operations.

Many customers for our products have formed group purchasing organizations in an effort to contain costs. Group

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

In 2012, we received a warning letter from the FDA citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. As of December 31, 2014, the warning letter remains pending. Until the violations are corrected, we may become subject to additional regulatory action by the FDA, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding this and other FDA regulatory matters can be found in Note 19 to our consolidated financial statements (See Part II, Item 8 of this report).

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

We sell our products in more than 100 countries and derived almost 50 percent of our net sales in 2014 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	unexpected changes in foreign regulatory requirements;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	diminished protection of intellectual property in some countries outside of the U.S.;

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT
•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;
•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	complex data privacy requirements and labor relations laws;
•	extraterritorial effects of U.S. laws such as the Foreign Corrupt Practices Act;
•	effects of foreign anti-corruption laws, such as the UK Bribery Act;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political and economic instability.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As previously reported, we are defending product liability lawsuits relating to the Durom® Acetabular Component (Durom Cup) and certain products within the NexGen Knee System. The majority of the Durom Cup cases are pending in a federal Multidistrict Litigation in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation) and the majority of the NexGen Knee System cases are pending in a federal Multidistrict Litigation in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). We are also currently defending a number of other product liability lawsuits and claims related to various other products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

against others, which could have a material adverse effect on our business and results of operations.

Patents and other proprietary rights are essential to our business. We rely on a combination of patents, trade secrets and non-disclosure and other agreements to protect our proprietary intellectual property, and we will continue to do so. While we intend to defend against any threats to our intellectual property, these patents, trade secrets and other agreements may not adequately protect our intellectual property. Further, our currently pending or future patent applications may not result in patents being issued to us, patents issued to or licensed by us in the past or in the future may be challenged or circumvented by competitors, and such patents may be found invalid, unenforceable or insufficiently broad to protect our technology or to provide us with any competitive advantage. Third parties could obtain patents that may require us to negotiate licenses to conduct our business, and the required licenses may not be available on reasonable terms or at all.

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

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, recently enacted regulations,

changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, and the increasing need to protect patient and customer information. In addition, third parties may attempt to gain unauthorized access to our products or systems and may obtain data relating to patients or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could lose existing customers, have difficulty attracting new customers, have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with customers, physicians, and other healthcare professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences. While we have invested heavily in the protection of our data and information technology, there can be no assurance that our activities related to consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and implementing new systems will be successful or that systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption, or destruction of these systems could have a material adverse effect on our business.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

We are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. We filed a report on Form SD with the SEC regarding such matters on June 2, 2014 and are required to file on an annual basis going forward. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we are incurring additional costs to comply with this rule, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders.

Item 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Item 2.	Properties

We have the following properties:

Location	Use	Owned /Leased	Square Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,400,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	117,000
Warsaw, Indiana	Offices, Manufacturing & Warehousing	Leased	83,000
Carlsbad, California	Offices, Research & Development & Manufacturing	Leased	125,000
Minneapolis, Minnesota	Offices & Research & Development	Owned	51,000
Southaven, Mississippi	Distribution Center	Leased	189,000
Dover, Ohio	Research & Development, Manufacturing &	Owned	138,000
	Warehousing	Leased	64,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Institute	Leased	132,000
Memphis, Tennessee	Offices & Warehousing	Leased	30,000
Austin, Texas	Offices, Administration, Research & Development	Leased	71,000
Sydney, Australia	Offices & Warehousing	Leased	60,000
Mississauga, Canada	Offices & Warehousing	Leased	52,000
Beijing, China	Offices & Manufacturing	Leased	89,000
Shanghai, China	Offices & Warehousing	Leased	52,000
Saint Priest, France	Offices & Warehousing	Leased	13,000
Eschbach, Germany	Distribution Center	Owned	94,000
Freiburg, Germany	Offices & Warehousing	Leased	75,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Milan, Italy	Offices & Warehousing	Leased	55,000
Gotemba, Japan	Offices, Service Center & Warehousing	Owned	87,000
Tokyo, Japan	Offices & Warehousing	Leased	20,000
Seoul, Korea	Offices & Warehousing	Leased	34,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	225,000
Singapore	Offices & Warehousing	Leased	19,000
Barcelona, Spain	Offices & Warehousing	Leased	30,000
Winterthur, Switzerland	Offices, Research & Development & Manufacturing	Leased	425,000
Münsingen, Switzerland	Offices & Warehousing	Owned	76,000
Swindon, United Kingdom	Offices & Warehousing	Leased	10,000

We believe the current facilities, including manufacturing, warehousing, research and development and office space, provide sufficient capacity to meet ongoing demands.

In addition to the above, we maintain more than 100 other offices and warehouse facilities in more than 25 countries around the world, including the U.S., Australia, Canada, China, France, Germany, India, Italy, Japan, Korea, Russia, South Africa, Spain, Switzerland, the United Kingdom. We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels.

Item 3.	Legal Proceedings

Information pertaining to legal proceedings in which we are involved can be found in Note 19 to our consolidated financial statements (see Part II, Item 8 of this report).

Item 4.	Mine Safety Disclosures

Not Applicable.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZMH.” The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2014 and 2013 are set forth as follows:

QUARTERLY HIGH-LOW SHARE PRICES AND DECLARED DIVIDENDS	High	Low	Declared Dividends
Year Ended December 31, 2014:
First Quarter	$98.95	$90.77	$0.22
Second Quarter	$108.33	$90.48	$0.22
Third Quarter	$105.68	$94.73	$0.22
Fourth Quarter	$116.14	$95.33	$0.22

Year Ended December 31, 2013:
First Quarter	$76.75	$67.34	$0.20
Second Quarter	$81.92	$72.31	$0.20
Third Quarter	$85.08	$74.85	$0.20
Fourth Quarter	$93.70	$80.55	$0.20

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed in Item 7 of this report, our debt facilities restrict the payment of dividends under certain circumstances.

The number of holders of our common stock on February 16, 2015 was approximately 237,703. On February 19, 2015, the closing price of our common stock, as reported on the New York Stock Exchange, was $120.20 per share.

The information required by this Item concerning equity compensation plans is incorporated by reference to Item 12 of this report.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Item 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

	2014	2013	2012	2011	2010
STATEMENT OF EARNINGS DATA
Net sales	$4,673.3	$4,623.4	$4,471.7	$4,451.8	$4,220.2
Net earnings of Zimmer Holdings, Inc.	720.1	761.0	755.0	760.8	596.9
Earnings per common share
Basic	$4.26	$4.49	$4.32	$4.05	$2.98
Diluted	4.19	4.43	4.29	4.03	2.97
Dividends declared per share of common stock	$0.88	$0.80	$0.54	$0.18	$–
Average common shares outstanding
Basic	169.0	169.6	174.9	187.6	200.0
Diluted	171.7	171.8	176.0	188.7	201.1
BALANCE SHEET DATA
Total assets	$9,634.7	$9,580.6	$9,012.4	$8,515.3	$7,999.9
Long-term debt	1,425.5	1,672.3	1,720.8	1,576.0	1,142.1
Other long-term obligations	648.6	576.6	559.3	557.4	384.0
Stockholders’ equity	6,522.6	6,300.1	5,866.3	5,514.8	5,771.3

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation.

Forward-looking financial information provided in this management’s discussion and analysis does not include estimated results of operations, cash flows or financial position related to the pending Biomet merger, except for certain costs and expenses we expect to incur that are necessary to consummate the merger and that we will incur for integration planning prior to the merger closing. The Biomet merger is expected to be a transformational event for us and have significant effects on all aspects of our business. This management’s discussion and analysis of our historical financial condition and results of operations on a standalone basis is not indicative of the financial condition and results of operations for future periods on a combined company basis following the merger.

EXECUTIVE LEVEL OVERVIEW

2014 Results

Our 2014 sales results reflected increased growth as compared with 2013. Sales from recent product introductions, such as Persona The Personalized Knee System, as well as a stable joint replacement market, drove sales volume and product mix growth. This was partially offset by continued pricing pressure, negative effects from changes in foreign currency exchange rates, and a year-over-year decline in sales of our Transposal Fluid Waste Management System.

Despite the increase in net sales, net earnings decreased, driven by increased spending on our operational excellence initiatives, integration planning expenses related to the pending Biomet merger, a $70.0 million contingent legal liability recognized in 2014, and increased debt issuance costs and unused commitment fees recognized on new debt facilities that we entered into in May 2014 in order to fund the pending Biomet merger.

2015 Outlook

The pending Biomet merger, which we expect to close in the first quarter of 2015, will have a significant impact on our 2015 operating results. This report does not include guidance for 2015 on a combined company basis.

However, for Zimmer on a standalone basis, we project that our net sales will face significant headwinds from the U.S. Dollar strengthening against the Euro, Japanese Yen and various other currencies around the world based upon recent foreign currency exchange rates. Additionally for net sales, we expect to experience volume and mix growth from a stable joint replacement market and continued pricing pressure.

In regards to expenses on a Zimmer standalone basis, due to our hedging program, we project that the expected decrease in net sales caused by changes in foreign currency exchange rates will be partially offset by hedge gains to be recognized in 2015. We expect research and development (R&D) spending will remain similar compared to prior years as a percentage of net sales. For our selling, general and administrative (SG&A) expenses, we expect to continue to realize efficiencies from our operational excellence initiatives. However, since many of our fixed SG&A expenses are denominated in U.S. Dollars, such as corporate and business unit headquarter expenses and intangible asset amortization, our SG&A expenses may not decrease in similar proportion to net sales decreases expected from changes in foreign currency exchange rates.

RESULTS OF OPERATIONS

Net Sales by Reportable Segment

The following tables present net sales by reportable segment and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2014	2013	% Inc/(Dec)		Price
Americas	$2,594.2	$2,619.8	(1)%	2%	(3)%	–%
Europe	1,269.5	1,212.6	5	7	(2)	–
Asia Pacific	809.6	791.0	2	9	(1)	(6)

Total	$4,673.3	$4,623.4	1	4	(2)	(1)

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2013	2012	% Inc/(Dec)		Price
Americas	$2,619.8	$2,476.3	6%	8%	(2)%	–%
Europe	1,212.6	1,177.4	3	2	(1)	2
Asia Pacific	791.0	818.0	(3)	8	(1)	(10)

Total	$4,623.4	$4,471.7	3	7	(2)	(2)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2014	2013	% Inc (Dec)		Price
Reconstructive
Knees	$1,965.8	$1,909.9	3%	7%	(3)%	(1)%
Hips	1,326.4	1,330.5	–	4	(3)	(1)
Extremities	204.3	193.8	5	9	(3)	(1)

Total	3,496.5	3,434.2	2	6	(3)	(1)

Dental	242.8	239.3	1	2	–	(1)
Trauma	316.7	315.6	–	3	(1)	(2)
Spine	207.2	202.3	2	5	(2)	(1)
Surgical and other	410.1	432.0	(5)	(3)	–	(2)

Total	$4,673.3	$4,623.4	1	4	(2)	(1)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2013	2012	% Inc (Dec)		Price
Reconstructive
Knees	$1,909.9	$1,833.8	4%	7%	(2)%	(1)%
Hips	1,330.5	1,342.0	(1)	3	(2)	(2)
Extremities	193.8	173.8	11	14	(2)	(1)

Total	3,434.2	3,349.6	3	6	(2)	(1)

Dental	239.3	237.7	1	–	–	1
Trauma	315.6	307.9	2	6	(1)	(3)
Spine	202.3	208.9	(3)	(1)	(2)	–
Surgical and other	432.0	367.6	18	21	–	(3)

Total	$4,623.4	$4,471.7	3	7	(2)	(2)

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by region (dollars in millions):

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013 % Inc (Dec)	2013 vs. 2012 % Inc (Dec)
Reconstructive
Knees
Americas	$1,157.4	$1,135.3	$1,077.9	2%	5%
Europe	498.6	468.3	447.3	6	5
Asia Pacific	309.8	306.3	308.6	1	(1)
Hips
Americas	607.8	621.0	606.7	(2)	2
Europe	448.9	445.0	446.0	1	–
Asia Pacific	269.7	264.5	289.3	2	(9)
Extremities
Americas	149.6	148.1	133.8	1	11
Europe	40.6	34.0	29.0	19	17
Asia Pacific	14.1	11.7	11.0	20	7

Total	3,496.5	3,434.2	3,349.6	2	3

Dental
Americas	142.1	141.6	137.8	–	3
Europe	80.3	78.6	79.8	2	(2)
Asia Pacific	20.4	19.1	20.1	7	(5)
Trauma
Americas	147.3	155.6	155.2	(5)	–
Europe	82.1	76.4	69.5	8	10
Asia Pacific	87.3	83.6	83.2	4	–
Spine
Americas	131.3	129.6	140.0	1	(7)
Europe	50.8	49.8	49.3	2	1
Asia Pacific	25.1	22.9	19.6	10	17
Surgical and other
Americas	258.7	288.6	224.9	(10)	28
Europe	68.2	60.5	56.5	13	7
Asia Pacific	83.2	82.9	86.2	–	(4)

Total	$4,673.3	$4,623.4	$4,471.7	1	3

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4 percentage points of year-over-year sales growth in 2014, which was a lower growth rate than experienced in 2013 compared to 2012. In 2013, accelerated growth was fueled by the introduction of new products, such as Persona The Personalized Knee System and the Transposal Fluid Waste Management System. In 2014, while new products continued to drive sales growth, their impact on a year-over-year basis was not as significant.

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

Pricing Trends

Global selling prices had a negative effect of 2 percent on year-over-year sales during 2014. The negative 2 percent was consistent with prior years as we continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For 2015, we expect continued pricing pressure similar to prior years.

Foreign Currency Exchange Rates

For 2014, foreign currency exchange rates resulted in a 1 percent decrease in sales, driven by the strengthening of the U.S. Dollar versus the Japanese Yen as well as a few other currencies in other regions in which we operate. If foreign currency exchange rates remain consistent with December 31, 2014 rates, we estimate that a stronger dollar versus foreign currency exchange rates will have a greater negative effect on sales in 2015 than in 2014. We address currency risk through regular operating and financing activities and through the use of foreign currency forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is expected to be partially offset.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Sales by Product Category

Knees

Knee sales increased 3 percent in 2014 compared to a 4 percent increase in 2013. Our Knee product category has benefited from recent product introductions, such as Persona The Personalized Knee System and joint preservation solutions. However, the volume/mix growth from new product introductions has been tempered by pricing pressure in all our reporting segments.

In 2014, we continued a broader launch of Persona The Personalized Knee System. We intend to continue to deploy implant and instrument sets for this knee system to all geographic regions in 2015 and beyond. Our NexGen Complete Knee Solution product line is still our leading global knee system in terms of sales. Products driving growth in this category, in addition to Persona The Personalized Knee System, included the Zimmer Unicompartmental High Flex Knee and our joint preservation solutions.

In Europe, changes in foreign currency exchange rates affected Knee sales in 2014 and 2013 by negative 1 percent and positive 2 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates had negative effects on Knee sales of 5 percent and 9 percent in 2014 and 2013, respectively.

Hips

Hip sales were flat in 2014 after a decline of 1 percent in 2013. Positive volume and mix trends continue to be offset by pricing pressure.

Leading hip stem sales were the Zimmer M/L Taper Hip Prosthesis, the Zimmer M/L Taper Hip Prosthesis with Kinectiv Technology, the CLS Spotorno Stem from the CLS Hip System, the Alloclassic Zweymüller Hip Stem and the Fitmore Hip Stem. Products experiencing growth in this category included the Avenir Müller Stem, the Wagner SL Revision Hip Stem, the Continuum Acetabular System, the Trilogy IT Acetabular System, the Allofit IT Alloclassic Acetabular System, Vivacit-E Highly Crosslinked Polyethylene Liners and BIOLOX delta Heads.

In Europe, changes in foreign currency exchange rates affected Hip sales in 2014 and 2013 by negative 1 percent and positive 2 percent, respectively. In Asia Pacific, changes in foreign currency exchange rates had negative effects on Hip sales of 6 percent and 11 percent in 2014 and 2013, respectively.

Extremities

Extremities sales increased 5 percent in 2014 compared to an 11 percent increase in 2013. The sales increase in both years reflected growth from our shoulder systems, such as the Zimmer Trabecular Metal Reverse Shoulder System and the

Sidus Stem-Free Shoulder, and a broader product portfolio to compete in the foot and ankle and hand and wrist areas of the Extremities category. The broader portfolio includes the Zimmer Trabecular Metal Total Ankle and products from the acquisition of NORMED Medizin-Technik GmbH in June 2013.

Dental

Dental sales increased 1 percent in 2014, which was the same as the prior year sales growth. Increased sales of dental reconstructive implants and digital solutions have been partially offset by decreases in restorative products. Sales were led by the Tapered Screw-Vent Implant System. In our Dental product category, in certain markets, especially in our Asia Pacific region, our customers are distributors. The timing of distributor purchases can have a significant influence on sales in those markets in any particular year.

Trauma

Trauma sales were flat in 2014 and increased by 2 percent in 2013. New product launches, especially in our Europe and Asia Pacific reporting segments, positively affected sales in both years. The Zimmer Natural Nail System and Zimmer Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales increased 2 percent in 2014 after a decline of 3 percent in 2013. In 2014, we continued to focus on and had success in commercializing offerings across our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the PathFinder NXT Minimally Invasive Pedicle Screw System and Trabecular Metal Technology products were partially offset by a decline in sales of other spine products.

Surgical and other

Surgical and other sales declined by 5 percent in 2014 after an 18 percent sales increase in 2013. The primary cause of the sales fluctuations in this product category was the Transposal Fluid Waste Management System. This system is comprised of a capital equipment component that is used with a one-time use disposable manifold component. In 2013, our system benefitted from commercial disruption experienced by a competitive product, increasing demand for the capital equipment component. With that competitive product back on the market in 2014 and since many customers bought our capital equipment component in 2013, sales of the capital equipment component decreased significantly in 2014. However, this decrease was partially offset by an increase in sales of the related disposable manifold component. Other products leading sales in this category were PALACOS Bone Cement, tourniquets and wound debridement devices.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

The following table presents estimated* 2014 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Market Share	Zimmer Market Position
Reconstructive
Knees	$7.6	3%	26%	1
Hips	6.5	2	21	2
Extremities	1.9	12	11	6

Total	$16.0	4	22	1

Dental	$3.4	3	7	5
Trauma	$5.9	5	5	4
Spine***	$9.0	2	2	8

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

*** Spine includes related orthobiologics

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2014	2013	2012	2014 vs. 2013 Inc (Dec)	2013 vs. 2012 Inc (Dec)
Cost of products sold	26.7%	27.8%	25.2%	(1.1)	2.6
Research and development	4.0	4.4	5.0	(0.4)	(0.6)
Selling, general and administrative	39.0	39.7	40.4	(0.7)	(0.7)
Certain claims	0.5	1.0	0.3	(0.5)	0.7
Goodwill impairment	–	–	2.1	–	(2.1)
Special items	7.6	4.7	3.5	2.9	1.2
Operating margin	22.1	22.4	23.4	(0.3)	(1.0)

Cost of Products Sold

The following table sets forth the factors that contributed to the gross margin changes in each of 2014 and 2013 compared to the prior year:

	Year Ended December 31,
	2014	2013
Prior year gross margin	72.2%	74.8%
Lower average selling prices	(0.6)	(0.4)
Average cost per unit	0.4	(1.2)
Excess and obsolete inventory	0.4	(0.2)
Discontinued products and other certain excess and obsolete inventory charges	0.9	(1.0)
Certain inventory and manufacturing related charges related to quality	0.1	(0.3)
Foreign currency hedges	0.5	0.5
Inventory step-up	0.1	(0.1)
U.S. medical device excise tax	(0.5)	(0.2)
Other	(0.2)	0.3

Current year gross margin	73.3%	72.2%

The increase in gross margin percentage in 2014 compared to 2013 was primarily due to significant excess and obsolete inventory charges recorded in 2013 related to products we intend to discontinue. We also recognized higher hedge gains in 2014 from our foreign currency hedging program compared to 2013. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. Further, we experienced improved product category mix, resulting in lower average costs per unit sold. These favorable items were partially offset by lower average selling prices and the U.S. medical device excise tax. While we began paying the medical device excise tax in 2013, based upon the levels of inventory we were carrying before the excise tax was effective on January 1, 2013, we did not recognize any significant expenses from the excise tax until the fourth quarter of 2013. We are in discussions with the Internal Revenue Service (IRS) as to what an appropriate constructive sales price used to compute our excise tax obligations should be under IRS excise tax regulations and our specific business model. Our ultimate medical device excise tax and liability may differ from the amount we have estimated. Accordingly, the amount we have recognized as expense is an estimate and subject to change.

The decrease in gross margin in 2013 was primarily due to higher average costs per unit sold as a result of changes in product and geographic mix and increased excess and obsolescence charges related to products we intend to discontinue. Additionally, lower average selling prices and certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts reduced gross margin. These negative effects were partially offset by hedge gains recorded in 2013 from our foreign currency hedging program versus hedge losses recorded in 2012.

Operating Expenses

R&D expenses and R&D as a percentage of sales have declined in the last three years. The lower spending reflected a natural decline from certain large projects that achieved commercialization, including Persona The Personalized Knee System, and a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2015 to increase and be between 4 and 4.5 percent of sales as we transition our resources towards new projects as our quality and operational excellence initiatives continue to progress.

SG&A expenses have remained relatively consistent while SG&A as a percentage of sales has decreased over the last three years. Improvement in SG&A expenditures as a percentage of sales reflects the effects of our operational excellence initiatives. Although variable expenses naturally increase with higher sales, our SG&A expenses as a percentage of sales has decreased due to our operational excellence initiatives which produced lower variable and fixed costs in SG&A as net sales increased. Additionally, selling and distribution expenses are lower in our Europe and Asia Pacific reporting segments compared to our Americas reporting segment. The mix of revenues with high sales growth in Europe and Asia Pacific compared to the Americas helped to lower SG&A as a percentage of sales in 2014 when compared to 2013.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded additional expense of $21.5 million in 2014, bringing the total recorded expense to $420.3 million for these claims, excluding a subset of Durom Cup claims that were recorded in SG&A. The additional expense recorded in 2014 was the result of new developments related to international claims activity. For more information regarding these claims, see Note 19 to the consolidated financial statements.

In connection with our annual goodwill impairment test performed in the fourth quarter of 2012, we noted that the carrying values of the net assets of our U.S. Spine reporting unit were in excess of the reporting unit’s estimated fair value. As a result, we recorded a goodwill impairment charge of $96.0 million in 2012. We did not record a goodwill impairment charge in 2014 or 2013, as our annual goodwill impairment tests revealed that the carrying values of the net assets of our U.S. Spine reporting unit were less than their estimated fair value. For more information regarding goodwill impairment and the factors that led to the 2012 impairment, see Note 8 to the consolidated financial statements.

“Special items” have increased significantly in the past three years. The increase in 2014 was a result of higher professional fees related to the pending Biomet merger, increased other professional fees, contract labor and dedicated project personnel related to our quality and operational excellence initiatives, increased intangible asset impairments and a $70.0 million accrual for a certain litigation matter. We continue to implement our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. “Special items” expenses include consulting and professional fees, dedicated personnel costs, severance benefits as well as other costs for those programs. In addition to expenses for our quality and operational excellence programs, we recognize expenses related to integration of acquired businesses, impairment of assets, certain R&D agreements, certain litigation settlements, contract termination expenses and other items as “Special items.” See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, and Income Taxes

Other expense represents debt issuance costs and unused commitment fees recognized for our senior credit facility and bridge credit agreement that we entered into in May 2014 in order to fund the pending Biomet merger.

Interest income and expense, net, was lower in 2014 compared to 2013 and 2012. In the second half of 2013, we entered into additional fixed-to-variable rate interest swaps designated as fair value hedges. In the 2014 periods, the variable rates we paid on the swaps were lower than the fixed rate on the hedged debt and, therefore, interest expense decreased.

Our effective tax rate (ETR) on earnings before income taxes for the years ended December 31, 2014, 2013 and 2012 was 23.8 percent, 22.6 percent and 24.0 percent, respectively. The variation of our ETR has largely been affected by “Special items”, “Certain claims”, goodwill impairment charges and a $34.3 million benefit in 2012 from the recognition of deferred tax assets related to a legal entity restructuring. Higher “Special items” and “Certain claims” expense favorably affect our ETR because most of these expenses have been incurred within jurisdictions with higher tax rates, resulting in lower taxable income in these higher tax jurisdictions. Goodwill impairment negatively affects our ETR because no tax benefit is recorded on the charge. In 2014, a portion of our “Special items” were for non-deductible expenses incurred related to the pending Biomet merger, which increased our ETR relative to 2013. In 2013, in addition to the effect of “Special items” and “Certain claims”, our ETR benefited from the retroactive reinstatement of the R&D tax credit and other tax benefits applicable to us that applied to 2012 and 2013. Due to the timing of the extension and the applicable rules of accounting principles generally accepted in the United States of America (GAAP), we recognized the 2012 benefit in 2013. Despite the $34.3 million benefit in 2012 from the recognition of deferred tax assets related to a legal entity restructuring, the 2012 ETR was higher than 2014 and 2013 due to the goodwill impairment charge and lower “Certain claims” and “Special items” expenses. The items discussed accounted for the majority of the variation in our ETRs in the past three years.

Segment Operating Profit

For our reporting segments, operating profit increased in Europe and Asia Pacific in 2014 compared to 2013, while in the Americas it decreased. The decrease in the Americas was primarily from lower gross profit due to lower sales and the effect of the U.S. medical device excise tax. In Europe, the increase in operating profit was driven by increased sales coupled with controlled operating expenses. Operating expenses increased at a lower percentage compared to sales increases due to our operational excellence initiatives and the nature of fixed versus variable expenses resulting in operating margin expansion in Europe. The increase in operating profit in Asia Pacific was driven by increases in sales from volume and product mix. While changes in foreign currency exchange rates tempered sales growth in Asia Pacific, this decline was largely offset by increased hedge gains recorded in 2014 versus 2013.

Non-GAAP operating performance measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” goodwill impairment, “Special items,” other expenses related to financing obtained for the pending Biomet merger and any related effects on our income tax provision associated with

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2014, 2013 and 2012 were $1,041.0 million, $988.4 million, and $932.5 million, respectively, and our non-GAAP adjusted diluted earnings per share were $6.06, $5.75, and $5.30, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

	Year ended December 31,
	2014	2013	2012
Net Earnings of Zimmer Holdings, Inc.	$720.1	$761.0	$755.0
Inventory step-up and other inventory and manufacturing related charges	21.2	70.5	4.8
Certain claims	21.5	47.0	15.0
Goodwill impairment	–	–	96.0
Special items	356.5	216.7	155.4
Other expense on Biomet merger financing	39.6	–	–
Taxes on above items and other certain tax adjustments*	(117.9)	(106.8)	(93.7)

Adjusted Net Earnings	$1,041.0	$988.4	$932.5

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Year ended December 31,
	2014	2013	2012
Diluted EPS	$4.19	$4.43	$4.29
Inventory step-up and other inventory and manufacturing related charges	0.12	0.41	0.03
Certain claims	0.13	0.27	0.09
Goodwill impairment	–	–	0.54
Special items	2.08	1.26	0.88
Other expense on Biomet merger financing	0.23	–	–
Taxes on above items and other certain tax adjustments*	(0.69)	(0.62)	(0.53)

Adjusted Diluted EPS	$6.06	$5.75	$5.30

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,052.8 million in 2014, compared to $963.1 million in 2013. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $346.4 million of operating cash in 2014. All other items of operating cash flows reflect a use of $12.6 million of cash in 2014, compared to a use of $84.9 million in 2013.

The increased cash flows provided by operating activities in 2014 were primarily due to improved cash flows generated from receivables collections, especially in Europe, lower funding necessary for our U.S. pension plans, and receipt of insurance proceeds related to Durom Cup product liability claims. These favorable items were partially offset by higher tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges and inventory investments.

At December 31, 2014, we had 64 days of sales outstanding in trade accounts receivable, which was 1 day less than at December 31, 2013. Our days of sales outstanding reflect the reimbursement patterns of the healthcare industry in the markets where we compete. Collection of trade accounts receivable is influenced by insurance reimbursements and government budgets, among other things. Days of sales outstanding are lowest in our Americas reporting segment, as the U.S. healthcare system has a higher percentage of private-pay insurers who generally pay more quickly than government-based healthcare systems. In our Europe and Asia Pacific reporting segments, days of sales outstanding are higher, as healthcare is typically sponsored by governments which tend to pay more slowly. Additionally, there are some seasonal trends in our days of sales outstanding as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Our days of sales outstanding in the past three years have ranged between 64 and 73 days. We were at the low end of this range as of December 31, 2014 due to improved collections in Europe.

At December 31, 2014, we had 337 days of inventory on hand, an increase of 52 days compared to December 31, 2013. In order to maintain high service levels to our hospital customers in numerous geographic regions, we consign inventory to them, including all the various sizes of a particular product, so that our products are available when needed for a surgical procedure. As a result, we have a significant amount of inventory on hand. There are some seasonal trends in our days of inventory on hand, as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Other factors that can affect our days of inventory on hand include when we build inventory for new product launches, or the level of excess and obsolete inventory charges and gains/losses related to foreign currency that is reported in cost of products sold in any particular period. Our days of inventory on hand in the past three years have ranged between 285 and 356 days. As of December 31, 2014, our days of inventory on hand were near the high end of this range. The higher inventory balance and days of inventory on hand were driven by the ongoing global commercialization of new product offerings, the effects of placing more inventory into distributor and hospital consignment and additional inventory in certain Eastern European markets where we now have a direct sales presence instead of selling to a distributor.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Cash flows used in investing activities were $469.4 million in 2014, compared to $282.5 million in 2013. Additions to instruments were relatively consistent between 2014 and 2013 as we continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System. Spending on other property, plant and equipment increased in 2014 compared to 2013, reflecting cash outlays necessary to complete new product-related investments and to replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from period to period depending on the maturity of the debt securities and other cash and cash equivalent needs. In the past three years, we have made a number of business acquisitions including ETEX Holdings, Inc., Knee Creations, LLC, NORMED Medizin-Technik GmbH, Dornoch Medical Systems, Inc., and Synvasive Technology, Inc.

Cash flows used in financing activities were $562.4 million in 2014, compared to $467.3 million in 2013. In 2014, we returned cash to our stockholders in the form of cash dividends of $145.5 million and share repurchases of $400.5 million. In association with the debt facilities we entered into for the pending Biomet merger, we incurred $64.1 million of debt issuance costs. In 2014, $250.0 million of our outstanding senior notes matured and were paid. Additionally, financing cash flows continued to benefit from our increased stock price, with many employees exercising stock options.

In 2014, our Board of Directors declared cash dividends of $0.22 per share in each quarter. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. The 2014 dividend declarations equated to an annualized rate of $0.88 per share, which represented a 10 percent increase over the 2013 annualized rate.

As of December 31, 2014, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. Due to the pending merger with Biomet, we suspended repurchases after the first quarter of 2014. Upon completion of the merger, in the near to medium term we intend to use our cash flows for debt repayment and dividends.

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

Also as discussed in Note 19 to our consolidated financial statements, we have recorded a short-term liability of $50.0 million and long-term liability of $307.2 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover. We have a long-term receivable of $170.3 million remaining for future expected reimbursements from our insurance carriers.

We expect to fund the $10.35 billion cash portion of the pending Biomet merger with existing cash on hand, as well as proceeds to be obtained from a $3.0 billion 5-year unsecured term loan (Term Loan) and senior notes that we expect to issue. We have also entered into a $7.66 billion bridge credit agreement (Bridge Credit Agreement) that may be used to fund the pending merger if we are unable to issue senior notes. The lenders’ commitments under the Bridge Credit Agreement will be reduced dollar-for-dollar by the amount of net cash proceeds we receive from the issuance of the senior notes.

Currently, we have three tranches of senior notes outstanding: $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity.

We may redeem the senior notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of (i) 100 percent of the principal amount of the notes being redeemed; or (ii) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 20 basis points in the case of the 2019 and 2021 notes, and 25 basis points in the case of the 2039 notes. We will also pay the accrued and unpaid interest on the senior notes to the redemption date.

We have a senior credit facility (Senior Credit Facility) that contains: (i) the 5-year unsecured Term Loan in the principal amount of $3.0 billion, and (ii) a 5-year unsecured multicurrency revolving facility (Multicurrency Revolving Facility) in the principal amount of $1.35 billion. The Senior Credit Facility replaces a previous credit agreement that provided for a $1.35 billion revolving credit facility that would have matured in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of December 31, 2014. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger. We must reduce unused commitments under the Term Loan and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

money indebtedness, subject to certain exceptions. The commitments under the Term Loan automatically terminate on the earliest to occur of (i) the funding and disbursement of Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the merger agreement or (iii) termination of the merger agreement.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 3.0 to 1.0 in periods prior to any Term Loan funding and no greater than 5.0 to 1.0 in periods after the Term Loan is funded. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2014.

Commitments under the Senior Credit Facility are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating. On the Term Loan, we pay a fee on the daily actual unused commitment for the period from and including July 23, 2014 through the day the commitments under the Term Loan terminate.

The Bridge Credit Agreement is a 364-day unsecured committed bridge facility in the principal amount of $7.66 billion. Funding of loans under the Bridge Credit Agreement is conditioned on, among other things, the consummation of the Biomet merger. Any loans under the Bridge Credit Agreement will mature 364 days after the funding date of the loans. The Bridge Credit Agreement requires us to reduce unused commitments and prepay the loans with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, such as new senior notes we intend to issue, subject to certain exceptions. Commitments under the Bridge Credit Agreement automatically terminate on the earliest to occur of: (i) the funding and disbursement of the loans, (ii) April 24, 2015, as such date may be extended pursuant to the merger agreement, or (iii) termination of the merger agreement. Proceeds of loans under the Bridge Credit Agreement may only be used to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

Zimmer Holdings is the borrower under the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement bear interest at floating rates based upon LIBOR plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate. The Bridge Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0. We were in compliance with all covenants under the Bridge Credit Agreement as of December 31, 2014. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.

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

We have a term loan agreement with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen (Japan Term Loan) that will mature on May 31, 2018. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have other available uncommitted credit facilities totaling $31.9 million.

We currently have investment grade credit ratings from Standard and Poor’s Ratings Services (S&P) of A- and Moody’s Investor Services (Moody’s) of Baa1. After the announcement of the Biomet merger, S&P placed a CreditWatch with negative implications on our rating and has indicated that it expects to lower our rating to BBB if the merger is completed. Moody’s placed our rating on review for downgrade and expects to lower our rating to Baa3 if the merger is completed.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2014, we had short-term and long-term investments in debt securities with a fair value of $868.9 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly-rated and we believe the risk of default by the issuers is low.

As of December 31, 2014, $1,090.1 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $844.0 million of this amount is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2015	2016 and 2017	2018 and 2019	2020 and Thereafter
Long-term debt	$1,402.9	$–	$–	$602.9	$800.0
Interest payments	910.9	64.0	127.3	124.3	595.3
Operating leases	182.9	46.5	63.1	41.0	32.3
Purchase obligations	11.5	8.9	2.6	–	–
Other long-term liabilities	405.1	–	154.5	125.4	125.2

Total contractual obligations	$2,913.3	$119.4	$347.5	$893.6	$1,552.8

$63.3 million of the other long-term liabilities on our balance sheet as of December 31, 2014 are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2015. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

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

Income Taxes - Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

In addition to our general product liability, we have recorded provisions totaling $471.7 million related to the Durom Cup, including $21.5 million in 2014. See Note 19 to our consolidated financial statements for further discussion of the Durom Cup.

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

In the fourth quarter of 2012, we determined our U.S. Spine reporting unit’s carrying value was in excess of its estimated fair value. Fair value was determined using a weighting of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our U.S. Spine reporting unit.

As a result, we recorded a goodwill impairment charge for the U.S. Spine reporting unit of $96.0 million in 2012. See Note 8 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges and the factors that could lead to further impairment. In 2014 and 2013, we employed a similar combination of income and market approaches to estimate this reporting unit’s fair value and determined there were no impairment charges necessary. For our annual impairment test in 2014, the goodwill balance of the U.S. Spine reporting unit was $41.0 million. Due to improved operating performance of our U.S. Spine reporting unit and improving macroenomic conditions, including higher valuation indicators used in our market approach, the U.S. Spine reporting unit’s estimated fair value was in excess of its carrying value of net assets by 24 percent for our 2014 impairment test. Our international Spine goodwill and related net assets are not tested separately for goodwill impairment as they are part of reporting units that contain other product categories.

We have four other reporting units with goodwill assigned to them. Our 2013 annual impairment test indicated the estimated fair value of the U.S. Dental reporting unit was in excess of its carrying value of net assets by 11 percent. For the annual impairment test in 2014, the goodwill balance of the U.S. Dental reporting unit was $169.1 million. In our 2014 annual impairment test, due to improved operating performance and improving macroenomic conditions, including higher valuation indicators used in our market approach, the U.S. Dental reporting unit’s estimated fair value was in excess of its carrying value of net assets by 24 percent.

In 2014, for our three other reporting units’ annual impairment test, we performed a qualitative assessment of changes in fair value from the 2013 income approach. A qualitative assessment was performed because the estimated fair value of each of the reporting units was significantly in excess of the carrying value of its net assets in the 2013 impairment test.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

For contracts outstanding at December 31, 2014, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2015 through June 2017. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2014 were $1,289.8 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2014 were $306.3 million. The weighted average contract rates outstanding at December 31, 2014 were Euro:USD 1.34, USD:Swiss Franc: 0.91, USD:Japanese Yen 97.30, British Pound:USD 1.62, USD:Canadian Dollar 1.08, Australian Dollar:USD 0.89, USD:Korean Won 1,115, USD:Swedish Krona 6.74, USD:Czech Koruna 19.98, USD:Thai Baht 33.01, USD:Taiwan Dollar 29.48, USD:South African Rand 11.11, USD:Russian Ruble 37.37 and USD:Indian Ruppee 67.14.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2014 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2017, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$53.7
Swiss Franc	31.3
Japanese Yen	27.2
British Pound	15.0
Canadian Dollar	9.6
Australian Dollar	12.8
Korean Won	3.4
Swedish Krona	2.2
Czech Koruna	0.4
Thai Baht	1.0
Taiwan Dollars	2.0
South African Rand	0.5
Russian Rubles	0.6
Indian Rupees	0.6

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

We had net assets in legal entities with non-U.S. Dollar functional currencies of $2,113.5 million at December 31, 2014, primarily in Euros, Japanese Yen and Australian Dollars. $1,221.0 million of the net asset exposure at December 31, 2014 related to goodwill recorded in the Europe and Asia Pacific geographic segments.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

In 2014, we entered into forward starting interest rate swaps that we have designated as cash flow hedges of our anticipated issuance of senior notes related to the pending Biomet merger that we anticipate will mature in March 2045.

The forward starting interest rate swaps mitigate the risk of changes in interest rates prior to completion of the senior notes offering. The total notional amounts of the forward starting interest rate swaps are $1 billion and will settle in March 2015. On the forward starting interest rate swaps, we receive variable interest equal to three-month LIBOR and pay a fixed interest weighted average rate of 3.01 percent. We will defer the effective portion of the forward starting interest rate swaps over the maturity period of the hedged senior notes, which is thirty years, and recognize any ineffective portion immediately in earnings.

Based upon our overall interest rate exposure as of December 31, 2014, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of December 31, 2014, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $183.1 million. With allowances for doubtful accounts of $9.4 million recorded in those countries, the net balance was $173.7 million, representing 20 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $164.4 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures and we believe that reserves for losses are adequate.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

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

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management has concluded that, as of December 31, 2014, the company’s internal control over financial reporting is effective based on those criteria.

The company’s independent registered public accounting firm has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2014, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Item 8.	Financial Statements and Supplementary Data

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Part II, Item 7A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Chicago, Illinois

February 23, 2015

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF EARNINGS

	(in millions, except per share amounts)
For the Years Ended December 31,	2014	2013	2012
Net Sales	$4,673.3	$4,623.4	$4,471.7
Cost of products sold	1,249.8	1,286.1	1,125.2

Gross Profit	3,423.5	3,337.3	3,346.5

Research and development	188.3	204.2	225.6
Selling, general and administrative	1,822.5	1,833.8	1,807.1
Certain claims (Note 19)	21.5	47.0	15.0
Goodwill impairment (Note 8)	–	–	96.0
Special items (Note 2)	356.5	216.7	155.4

Operating expenses	2,388.8	2,301.7	2,299.1

Operating Profit	1,034.7	1,035.6	1,047.4
Other expense	(39.6)	–	–
Interest income	11.9	15.6	15.6
Interest expense	(63.1)	(70.1)	(72.9)

Earnings before income taxes	943.9	981.1	990.1
Provision for income taxes	224.9	221.9	237.2

Net earnings	719.0	759.2	752.9
Less: Net loss attributable to noncontrolling interest	(1.1)	(1.8)	(2.1)

Net Earnings of Zimmer Holdings, Inc.	$720.1	$761.0	$755.0

Earnings Per Common Share – Basic	$4.26	$4.49	$4.32
Earnings Per Common Share – Diluted	$4.19	$4.43	$4.29
Weighted Average Common Shares Outstanding
Basic	169.0	169.6	174.9
Diluted	171.7	171.8	176.0
Cash Dividends Declared Per Common Share	$0.88	$0.80	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	(in millions)
For the Years Ended December 31,	2014	2013	2012
Net Earnings	$719.0	$759.2	$752.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(241.5)	(44.4)	46.1
Unrealized cash flow hedge gains, net of tax	55.9	33.4	10.9
Reclassification adjustments on cash flow hedges, net of tax	(18.9)	(4.4)	3.3
Reclassification adjustments on securities, net of tax	(0.4)	–	–
Unrealized gains/(losses) on securities, net of tax	(0.5)	0.1	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(75.8)	38.5	11.8

Total Other Comprehensive Income (Loss)	(281.2)	23.2	72.5

Comprehensive Income	437.8	782.4	825.4
Comprehensive Loss Attributable to Noncontrolling Interest	(1.0)	(2.0)	(2.2)

Comprehensive Income Attributable to Zimmer Holdings, Inc.	$438.8	$784.4	$827.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

	(in millions)
As of December 31,	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,083.3	$1,080.6
Short-term investments	612.5	727.0
Accounts receivable, less allowance for doubtful accounts	912.1	936.6
Inventories	1,169.0	1,074.5
Prepaid expenses and other current assets	193.7	107.1
Deferred income taxes	318.4	271.9

Total Current Assets	4,289.0	4,197.7
Property, plant and equipment, net	1,288.8	1,224.7
Goodwill	2,514.2	2,611.2
Intangible assets, net	603.5	707.7
Other assets	939.2	839.3

Total Assets	$9,634.7	$9,580.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$167.1	$146.3
Income taxes	72.4	221.2
Other current liabilities	798.5	664.1

Total Current Liabilities	1,038.0	1,031.6
Other long-term liabilities	648.6	576.6
Long-term debt	1,425.5	1,672.3

Total Liabilities	3,112.1	3,280.5

Commitments and Contingencies (Note 19)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 268.4 million (264.3 million in 2013) issued	2.7	2.6
Paid-in capital	4,330.7	4,000.6
Retained earnings	8,285.2	7,712.7
Accumulated other comprehensive income	85.9	367.1
Treasury stock, 98.7 million shares (94.5 million shares in 2013)	(6,183.7)	(5,785.7)

Total Zimmer Holdings, Inc. stockholders’ equity	6,520.8	6,297.3
Noncontrolling interest	1.8	2.8

Total Stockholders’ Equity	6,522.6	6,300.1

Total Liabilities and Stockholders’ Equity	$9,634.7	$9,580.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(in millions)
	Zimmer Holdings, Inc. Stockholders							Noncontrolling Interest	Total Stockholders’ Equity
	Common Shares		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Shares
	Number	Amount				Number	Amount
Balance January 1, 2012	255.9	$2.5	$3,399.2	$6,426.8	$271.4	(77.9)	$(4,592.7)	$7.6	$5,514.8
Net earnings	–	–	–	755.0	–	–	–	(2.1)	752.9
Other comprehensive income	–	–	–	–	72.5	–	–	(0.1)	72.4
Cash dividends declared	–	–	–	(93.3)	–	–	–	–	(93.3)
Stock compensation plans, including tax benefits	1.2	0.1	101.4	(2.6)	–	0.1	6.2	–	105.1
Share repurchases	–	–	–	–	–	(7.7)	(485.6)	–	(485.6)

Balance December 31, 2012	257.1	2.6	3,500.6	7,085.9	343.9	(85.5)	(5,072.1)	5.4	5,866.3
Net earnings	–	–	–	761.0	–	–	–	(1.8)	759.2
Other comprehensive income	–	–	–	–	23.2	–	–	(0.2)	23.0
Purchase of additional shares from noncontrolling interest	–	–	(1.1)	–	–	–	–	(0.6)	(1.7)
Cash dividends declared	–	–	–	(135.4)	–	–	–	–	(135.4)
Stock compensation plans, including tax benefits	7.2	–	501.1	1.2	–	0.1	5.4	–	507.7
Share repurchases	–	–	–	–	–	(9.1)	(719.0)	–	(719.0)

Balance December 31, 2013	264.3	2.6	4,000.6	7,712.7	367.1	(94.5)	(5,785.7)	2.8	6,300.1
Net earnings	–	–	–	720.1	–	–	–	(1.1)	719.0
Other comprehensive loss	–	–	–	–	(281.2)	–	–	0.1	(281.1)
Cash dividends declared	–	–	–	(148.6)	–	–	–	–	(148.6)
Stock compensation plans, including tax benefits	4.1	0.1	330.1	1.0	–	–	2.5	–	333.7
Share repurchases	–	–	–	–	–	(4.2)	(400.5)	–	(400.5)

Balance December 31, 2014	268.4	$2.7	$4,330.7	$8,285.2	$85.9	(98.7)	$(6,183.7)	$1.8	$6,522.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in millions)
For the Years Ended December 31,	2014	2013	2012
Cash flows provided by (used in) operating activities:
Net earnings	$719.0	$759.2	$752.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	375.8	358.5	363.1
Goodwill impairment	–	–	96.0
Share-based compensation	49.4	48.5	55.0
Income tax benefit from stock option exercises	37.2	38.4	11.0
Excess income tax benefit from stock option exercises	(11.1)	(8.6)	(2.7)
Inventory step-up	5.4	8.0	4.8
Deferred income tax provision	(84.2)	(126.2)	(64.8)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes payable	(51.9)	96.8	59.2
Receivables	(40.4)	(74.3)	(45.5)
Inventories	(154.1)	(128.4)	(67.5)
Accounts payable and accrued liabilities	120.1	38.3	47.8
Other assets and liabilities	87.6	(47.1)	(57.4)

Net cash provided by operating activities	1,052.8	963.1	1,151.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(197.4)	(192.9)	(148.9)
Additions to other property, plant and equipment	(144.9)	(100.0)	(114.7)
Purchases of investments	(1,350.9)	(732.7)	(1,130.1)
Sales of investments	1,282.2	830.8	878.5
Business combination investments	(54.3)	(74.2)	(59.0)
Investments in other assets	(4.1)	(13.5)	(17.9)

Net cash used in investing activities	(469.4)	(282.5)	(592.1)

Cash flows provided by (used in) financing activities:
Payment of senior notes	(250.0)	–	–
Net proceeds (payments) under revolving credit facilities	2.3	(97.5)	(50.1)
Proceeds from term loans	–	–	147.3
Dividends paid to stockholders	(145.5)	(132.4)	(94.4)
Debt issuance costs	(64.1)	–	(3.3)
Equity issuance costs	(0.4)	–	–
Proceeds from employee stock compensation plans	284.7	474.8	46.9
Excess income tax benefit from stock option exercises	11.1	8.6	2.7
Purchase of additional shares from noncontrolling interest	–	(1.8)	–
Repurchase of common stock	(400.5)	(719.0)	(485.6)

Net cash used in financing activities	(562.4)	(467.3)	(436.5)

Effect of exchange rates on cash and cash equivalents	(18.3)	(17.0)	(7.3)

Increase in cash and cash equivalents	2.7	196.3	116.0
Cash and cash equivalents, beginning of year	1,080.6	884.3	768.3

Cash and cash equivalents, end of year	$1,083.3	$1,080.6	$884.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from a committed $3.0 billion senior unsecured term loan and up to $7.66 billion in senior unsecured notes we intend to issue. In May 2014, we entered into a $7.66 billion 364-day bridge credit facility. To the extent the senior unsecured notes are not issued and sold on or prior to the closing date of the merger, we intend to draw on the bridge credit facility to finance, in part, the cash consideration for the merger and to pay fees and expenses incurred in connection with the merger. The commitments of the bridge lenders to provide the bridge loan will be permanently reduced dollar-for-dollar by the amount of net cash proceeds we receive from the issuance of senior unsecured notes. See Note 11 and Item 7 in this Form 10-K for further information regarding these debt instruments.

2.	Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Holdings and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation.

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

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2014, 2013 and 2012 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represented approximately 75 percent of our net sales in 2014. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 25 percent of our net sales in 2014. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2014, 2013 and 2012.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $181.9 million, $163.6 million and $139.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

For the Years Ended December 31,	2014	2013	2012
Impairment/loss on disposal of assets	$32.4	$10.9	$14.6
Consulting and professional fees	176.7	99.1	90.1
Employee severance and retention, including share-based compensation acceleration	0.9	14.2	8.2
Dedicated project personnel	50.8	34.0	15.1
Certain R&D agreements	4.5	0.8	–
Relocated facilities	0.7	3.6	1.8
Distributor acquisitions	0.6	0.4	0.8
Certain litigation matters	70.0	26.9	13.7
Contract terminations	6.2	3.9	6.6
Contingent consideration adjustments	0.6	9.0	(2.8)
Accelerated software amortization	6.0	6.0	4.5
Other	7.1	7.9	2.8

Special items	$356.5	$216.7	$155.4

Impairment/loss on disposal of assets relates to impairment of intangible assets that were acquired in business combinations or impairment of or a loss on the disposal of other assets. This caption also includes the effect of reducing the estimated useful life of certain intangible assets to zero, which resulted in the remaining net book values of those assets being amortized immediately.

Consulting and professional fees relate to third-party consulting, professional fees and contract labor related to our quality and operational excellence initiatives, third-party consulting fees related to certain information system implementations, third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and pending merger with Biomet, third-party fees related to severance and termination benefits matters and legal fees related to certain litigation matters. Our quality and operational excellence initiatives are company-wide and include improvements in quality, distribution, sourcing, manufacturing and information technology, among other areas.

In 2014, 2013 and 2012, we eliminated positions as we reduced management layers, restructured certain areas, announced closures of certain facilities, and commenced initiatives to focus on business opportunities that best support our strategic priorities. As a result of these changes in our work force and headcount reductions in connection with acquisitions, we incurred expenses related to severance benefits, redundant salaries as we worked through transition periods, share-based compensation acceleration and other employee termination-related costs. The majority of these termination benefits were provided in accordance with our existing or local government policies and are considered

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain litigation matters relate to net expenses recognized during the year for the estimated or actual settlement of certain pending litigation and similar claims, including matters where we recognized income from a settlement on more favorable terms than our previous estimate, or we reduced our estimate of a previously recorded contingent liability. These litigation matters have included royalty disputes, patent litigation matters, commercial litigation matters and matters arising from our acquisitions of certain competitive distributorships in prior years.

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

Accelerated software amortization is the incremental amortization resulting from a reduction in the estimated life of certain software. Due to an approved plan to replace certain software, the estimated economic useful life of the existing software was decreased to represent the period of time expected to implement replacement software. As a result, the amortization from the shortened life of this software is substantially higher than the previous amortization being recognized.

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

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $22.3 million and $22.7 million as of December 31, 2014 and 2013, respectively.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. During the year ended December 31, 2012, we recorded a goodwill impairment charge of $96.0 million related to our U.S. Spine reporting unit. We did not record a goodwill impairment charge during the years ended December 31, 2014 or 2013. See Notes 8 and 9 for more information regarding goodwill and goodwill impairment.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Comprehensive Income – Other comprehensive income (OCI) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

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

Our share-based payments primarily consist of stock options and restricted stock units (RSUs). Share-based compensation expense was as follows (in millions):

For the Years Ended December 31,	2014	2013	2012
Stock options	$24.2	$24.7	$32.4
RSUs	25.2	23.8	22.6

Total expense, pre-tax	49.4	48.5	55.0
Tax benefit related to awards	(15.5)	(15.6)	(16.6)

Total expense, net of tax	$33.9	$32.9	$38.4

Stock Options

We had two equity compensation plans in effect at December 31, 2014: the 2009 Stock Incentive Plan (2009 Plan) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeded the 2006 Stock Incentive Plan (2006 Plan) and the TeamShare Stock Option Plan (TeamShare Plan). No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the 2009 Plan. Vested stock options previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2014. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2014, an aggregate of 8.7 million shares were available for future grants and awards under these plans.

Stock options granted to date under our plans vest over four years and have a maximum contractual life of 10 years. As established under our equity compensation plans, vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense related to stock options on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Due to the accelerated retirement provisions, the requisite service period of our stock options range from one to four years. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

A summary of stock option activity for the year ended December 31, 2014 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2014	10,741	$70.06
Options granted	1,193	94.58
Options exercised	(3,811)	73.55
Options forfeited	(235)	75.84
Options expired	(42)	71.25

Outstanding at December 31, 2014	7,846	$71.94	5.5	$325.5

Vested or expected to vest as of December 31, 2014	7,485	$71.47	5.4	$314.0

Exercisable at December 31, 2014	4,927	$67.91	3.9	$224.2

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. For stock options granted in 2012, expected volatility was derived from the implied volatility of traded options on our stock that were actively traded around the grant date of the stock options with exercise prices similar to the stock options and maturities of over one year. In 2013 and 2014, we used a combination of historical volatility and implied volatility because the traded options that were actively traded around the grant date of our stock options did not have maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was determined by using an estimated annual dividend and dividing it by the market price of our stock on the grant date.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information regarding the weighted average fair value for stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

For the Years Ended December 31,	2014	2013	2012
Dividend yield	0.9%	1.1%	1.1%
Volatility	25.2%	24.5%	25.6%
Risk-free interest rate	1.8%	1.1%	1.5%
Expected life (years)	5.5	6.1	6.1
Weighted average fair value of options granted	$22.59	$16.33	$15.40
Intrinsic value of options exercised (in millions)	$99.6	$97.9	$17.1

As of December 31, 2014, there was $33.8 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.6 years.

RSUs

We have awarded RSUs to our employees. The terms of the awards have been three to four years. Some of the awards have only service conditions while some have performance and market conditions in addition to service conditions. The service condition-only awards vest ratably on the anniversary date of the award. The awards that have performance and market conditions vest all at once on the third anniversary date. Future service conditions may be waived if an employee retires after the first anniversary date of the award, but performance and market conditions continue to apply. Accordingly, the requisite service period used for share-based payment expense on our RSUs range from one to four years.

A summary of nonvested RSU activity for the year ended December 31, 2014 is as follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	1,454	$67.42
Granted	455	94.48
Vested	(306)	61.46
Forfeited	(128)	72.54

Outstanding at December 31, 2014	1,475	76.60

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2014, we estimate that approximately 866,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2014 was $31.7 million and is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs vesting during the years ended December 31, 2014, 2013 and 2012 based upon our stock price on the date of vesting was $29.3 million, $32.5 million and $18.9 million, respectively.

4.	Inventories

Inventories consisted of the following (in millions):

As of December 31,	2014	2013
Finished goods	$899.9	$817.0
Work in progress	87.8	77.4
Raw materials	181.3	180.1

Inventories	$1,169.0	$1,074.5

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended December 31, 2014, 2013 and 2012 were $51.8 million, $112.0 million and $55.1 million, respectively. The 2013 period was higher due to our decision to discontinue certain products.

5.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

As of December 31,	2014	2013
Land	$20.4	$21.7
Building and equipment	1,283.4	1,353.1
Capitalized software costs	294.7	272.6
Instruments	1,696.3	1,610.6
Construction in progress	115.8	58.2

	3,410.6	3,316.2
Accumulated depreciation	(2,121.8)	(2,091.5)

Property, plant and equipment, net	$1,288.8	$1,224.7

Depreciation expense was $268.6 million, $262.6 million and $266.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Acquisitions

We made a number of business acquisitions during the years 2014, 2013 and 2012. In October 2014, we acquired ETEX Holdings, Inc. (Etex). The Etex acquisition enhanced our biologics portfolio through the addition of Etex’s bone void filler products. In May 2013, we acquired the business assets of Knee Creations, LLC (Knee Creations). The Knee Creations acquisition enhanced our product portfolio of joint preservation solutions. In June 2013, we acquired NORMED Medizin-Technik GmbH (Normed). The Normed acquisition strengthened our Extremities and Trauma product portfolios and brought new product development capabilities in the foot and ankle and hand and wrist markets. In January 2012, we acquired Synvasive Technology, Inc. (Synvasive). The Synvasive acquisition enhanced our product portfolio through the addition of the STABLECUT® surgical saw blades, as well as the eLIBRA® Dynamic Knee Balancing SystemTM for soft tissue balancing. In October 2012, we acquired Dornoch Medical Systems, Inc. (Dornoch). The Dornoch acquisition enhanced our product portfolio through the addition of a medical waste fluid management and disposal technology.

The results of operations of the acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being recorded as goodwill. Pro forma financial information and other information required by GAAP have not been included as the acquisitions, individually and in the aggregate, did not have a material impact upon our financial position or results of operations.

7.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

		Gross Unrealized		Fair value
	Amortized Cost	Gains	Losses
As of December 31, 2014
Corporate debt securities	$516.9	$0.1	$(0.5)	$516.5
U.S. government and agency debt securities	194.3	–	–	194.3
Commercial paper	57.8	–	–	57.8
Certificates of deposit	100.3	–	–	100.3

Total short and long-term investments	$869.3	$0.1	$(0.5)	$868.9

As of December 31, 2013
Corporate debt securities	$457.6	$0.4	$(0.1)	$457.9
U.S. government and agency debt securities	211.1	0.1	–	211.2
Foreign government debt securities	3.1	–	–	3.1
Commercial paper	68.3	–	–	68.3
Certificates of deposit	67.2	–	–	67.2

Total short and long-term investments	$807.3	$0.5	$(0.1)	$807.7

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

As of December 31, 2014	Amortized Cost	Fair Value
Due in one year or less	$612.6	$612.5
Due after one year through two years	256.7	256.4

Total	$869.3	$868.9

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$516.5	$–	$516.5	$–
U.S. government and agency debt securities	194.3	–	194.3	–
Commercial paper	57.8	–	57.8	–
Certificates of deposit	100.3	–	100.3	–

Total available-for-sale securities	868.9	–	868.9	–
Derivatives, current and long-term
Foreign currency forward contracts and options	125.5	–	125.5	–
Interest rate swaps	24.0	–	24.0	–

	$1,018.4	$–	$1,018.4	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	1.7	–	1.7	–
Forward starting interest rate swaps	59.3	–	59.3	–

	$61.0	$–	$61.0	$–

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$457.9	$–	$457.9	$–
U.S. government and agency debt securities	211.2	–	211.2	–
Foreign government debt securities	3.1	–	3.1	–
Commercial paper	68.3	–	68.3	–
Certificates of deposit	67.2	–	67.2	–

Total available-for-sale securities	807.7	–	807.7	–
Derivatives, current and long-term
Foreign currency forward contracts and options	68.7	–	68.7	–
Interest rate swaps	16.3	–	16.3	–

	$892.7	$–	$892.7	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	20.6	–	20.6	–
Interest rate swaps	7.0	–	7.0	–

	$27.6	$–	$27.6	$–

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following nonfinancial assets were measured at fair value on a nonrecurring basis (in millions):

		Fair Value Measurements Using:
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses
Year Ended December 31, 2014
Indefinite-lived intangible assets	$34.2	$–	$–	$34.2	$14.2
Year Ended December 31, 2013
Indefinite-lived intangible assets	$21.0	$–	$–	$21.0	$2.8
Year Ended December 31, 2012
Goodwill	$41.0	$–	$–	$41.0	$96.0
Indefinite-lived intangible assets	24.2	–	–	24.2	11.6

We conduct our annual goodwill impairment testing in the fourth quarter of every year or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In 2012, it was determined that our U.S. Spine reporting unit’s carrying value was in excess of its fair value. The goodwill for this reporting unit was written down to its implied fair value of $41.0 million, resulting in a $96.0 million non-cash impairment charge. The implied fair value of goodwill equals the estimated fair value of a reporting unit minus the fair value of the reporting unit’s net assets. In determining the implied fair value of the U.S. Spine reporting unit’s goodwill, we used unobservable inputs to estimate the fair value of the reporting unit and its assets and liabilities. Fair value was determined using a weighting of income and market approaches.

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

Factors that contributed to the 2012 impairment of the U.S. Spine reporting unit included broader market issues as well as company specific issues. The U.S. spine market was under pressure due to a constrained economic environment leading to continuing high unemployment and payer pushback on the necessity of certain procedures. Additionally, pricing was declining across the industry. Company specific issues included turnover with our independent sales agents and lack of execution in developing new, competitive products which resulted in a less than optimal product portfolio in our U.S. Spine reporting unit.

Before the economic downturn in 2008, we estimated the U.S. spine market was growing in the low double digits, but declined to flat or in the low single digits in 2012. Previous goodwill impairment tests forecasted some recovery in the market which did not occur. As we completed our annual operating plan in the fourth quarter of 2012, it became clearer that the U.S. spine market recovery would take longer than we planned, including the persistence of significant negative pricing pressures. Additionally, we concluded that new product introductions made in 2012 would not have as significant of a positive effect as we had previously forecasted. As a result, we tempered our expectations of recovery in the U.S. market and for our U.S. Spine reporting unit and recognized an impairment charge.

In our 2013 and 2014 annual goodwill impairment tests of our U.S. Spine reporting unit, we concluded no impairment charge was necessary. In our 2014 annual impairment test, the U.S. Spine reporting unit’s estimated fair value was in excess of its carrying value of net assets by 24 percent.

We have four other reporting units with goodwill assigned to them. We estimate the fair value of those reporting units using the income approach by discounting to present value the estimated future cash flows of the reporting unit or a combination of the income approach and market approach utilizing the guideline public company methodology. Due to challenging market conditions associated with our U.S. Dental reporting unit, our 2013 annual impairment test indicated the estimated fair value of the U.S. Dental reporting unit was in excess of its carrying value of net assets by only 11 percent. For the annual impairment test in 2014, the goodwill balance of

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the U.S. Dental reporting unit was $169.1 million. In our 2014 annual impairment test, due to improved operating performance and improving macroenomic conditions, including higher valuation indicators used in our market approach, the U.S. Dental reporting unit’s estimated fair value was in excess of its carrying value of net assets by 24 percent.

In 2014, for our three other reporting units’ annual impairment test, we performed a qualitative assessment of changes in fair value from the 2013 income approach. A qualitative assessment was performed because the estimated fair value of each of the reporting units was significantly in excess of the carrying value of its net assets in the 2013 impairment test.

We will continue to monitor the fair value of our U.S. Spine and U.S. Dental reporting units as well as our other three reporting units in our interim and annual reporting periods. If estimated cash flows for these reporting units decrease, we may be required to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

In 2014, 2013 and 2012, we also recorded $14.2 million, $2.8 million and $11.6 million, respectively, of impairment charges in “Special items” related to certain indefinite lived intangible assets. The impairment was a result of lower future estimated revenues from products using certain trademarks. The lower future estimated revenues resulted from new competitive products in the marketplace, a trend towards newer, less invasive products, a decrease in projected revenues in U.S. Dollar terms due to the strengthening of the U.S. Dollar versus foreign currencies, negative publicity in the marketplace related to certain hip devices and our challenges in the global spine market. Effective in the fourth quarter of 2014 the intangible assets that were impaired have been reclassified as a finite lived intangible asset and will be amortized.

9.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	Europe	Asia Pacific	Total
Balance at January 1, 2013
Goodwill	$1,623.9	$1,128.6	$192.3	$2,944.8
Accumulated impairment losses	(373.0)	–	–	(373.0)

	1,250.9	1,128.6	192.3	2,571.8
Acquisitions	11.0	24.0	–	35.0
Currency translation	(5.0)	34.5	(25.1)	4.4

Balance at December 31, 2013
Goodwill	1,629.9	1,187.1	167.2	2,984.2
Accumulated impairment losses	(373.0)	–	–	(373.0)

	1,256.9	1,187.1	167.2	2,611.2
Acquisitions	40.6	–	–	40.6
Currency translation	(4.3)	(119.4)	(13.9)	(137.6)

Balance at December 31, 2014
Goodwill	1,666.2	1,067.7	153.3	2,887.2
Accumulated impairment losses	(373.0)	–	–	(373.0)

	$1,293.2	$1,067.7	$153.3	$2,514.2

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	Other	Total
As of December 31, 2014:
Intangible assets subject to amortization:
Gross carrying amount	$727.2	$173.4	$74.2	$213.8	$93.9	$1,282.5
Accumulated amortization	(458.3)	(157.7)	(34.1)	(99.6)	(58.3)	(808.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	129.0	–	–	129.0

Total identifiable intangible assets	$268.9	$15.7	$169.1	$114.2	$35.6	$603.5

As of December 31, 2013:
Intangible assets subject to amortization:
Gross carrying amount	$700.4	$173.4	$43.3	$216.2	$95.1	$1,228.4
Accumulated amortization	(401.4)	(142.5)	(33.9)	(76.4)	(43.9)	(698.1)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	177.4	–	–	177.4

Total identifiable intangible assets	$299.0	$30.9	$186.8	$139.8	$51.2	$707.7

Intangible amortization expense was recorded as follows (in millions):

For the Years Ended December 31,	2014	2013	2012
Cost of products sold	$15.2	$18.3	$24.0
Selling, general and administrative	92.0	77.6	73.1

Total intangible amortization	$107.2	$95.9	$97.1

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2014 for the years ending December 31, 2015 through 2019 is (in millions):

For the Years Ending December 31,
2015	$88.5
2016	81.6
2017	66.2
2018	50.9
2019	36.3
10.	Other Current and Long-term Liabilities

Other current and long-term liabilities consisted of the following (in millions):

As of December 31,	2014	2013
Other current liabilities:
License and service agreements	$100.2	$109.2
Certain claims accrual (Note 19)	50.0	50.0
Litigation settlement accrual (Note 19)	70.0	–
Forward starting interest rate swaps	59.3	–
Salaries, wages and benefits	167.7	153.9
Accrued liabilities	351.3	351.0

Total other current liabilities	$798.5	$664.1

Other long-term liabilities:
Long-term income tax payable	$181.7	$115.0
Certain claims accrual (Note 19)	307.2	329.0
Other long-term liabilities	159.7	132.6

Total other long-term liabilities	$648.6	$576.6

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	Debt

Our debt consisted of the following (in millions):

As of December 31,	2014	2013
Long-term debt
Senior Notes due 2014	$–	$250.0
Senior Notes due 2019	500.0	500.0
Senior Notes due 2021	300.0	300.0
Senior Notes due 2039	500.0	500.0
Term Loan	98.0	112.4
Other long-term debt	4.9	2.1
Debt discount	(1.4)	(1.5)
Adjustment related to interest rate swaps	24.0	9.3

Total long-term debt	$1,425.5	$1,672.3

In May 2014, we entered into a new credit agreement (Senior Credit Facility). The Senior Credit Facility contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (Term Loan), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (Multicurrency Revolving Facility). The Senior Credit Facility replaced a previous agreement that provided for a $1.35 billion revolving credit facility that would have matured in May 2017. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. The availability of the Term Loan is conditioned on, among other things, the consummation of the Biomet merger. The Term Loan requires us to reduce unused commitments and prepay the borrowings under the Term Loan with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. Commitments under the Term Loan automatically terminate on the earliest to occur of: (i) the funding and disbursement of the Term Loan funds to us, (ii) April 24, 2015, as such date may be extended pursuant to the merger agreement, or (iii) termination of the merger agreement. The Term Loan will mature five years after the initial borrowing. Borrowings under the Term Loan may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger. There were no borrowings outstanding under the Senior Credit Facility at December 31, 2014.

In May 2014, we also entered into a 364-Day Credit Agreement (Bridge Credit Agreement). The Bridge Credit Agreement is a 364-day unsecured committed bridge facility in the principal amount of $7.66 billion. Funding of loans under the Bridge Credit Agreement is conditioned on, among other things, the consummation of the Biomet merger. Any loans under the Bridge Credit Agreement will mature 364 days after the funding date of the loans. The Bridge Credit Agreement requires us to reduce unused commitments and prepay the loans with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, such as new senior notes we intend to issue, subject to certain exceptions. Commitments under the Bridge Credit Agreement automatically terminate on the earliest to occur of: (i) the funding and disbursement of the loans, (ii) April 24, 2015, as such date may be extended pursuant to the merger agreement, or (iii) termination of the merger agreement. Proceeds of loans under the Bridge Credit Agreement may only be used to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger.

We have a term loan agreement (Japan Term Loan) with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2018. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity. The estimated fair value of the Japan Term Loan as of December 31, 2014, based upon publicly available market yield curves and the terms of the debt (Level 2), was $97.6 million.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed-rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 3.0 to 1.0 in periods prior to any Term Loan funding and no greater than 5.0 to 1.0 in periods after the Term Loan is funded. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of December 31, 2014.

Commitments under the Senior Credit Facility are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating. On the Term Loan, we pay a fee on the daily actual unused commitment for the period from and including July 23, 2014 through the day the commitments under the Term Loan terminate.

Zimmer Holdings is the borrower under the Bridge Credit Agreement. Borrowings under the Bridge Credit Agreement bear interest at floating rates based upon LIBOR plus an applicable margin determined by reference to our senior

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unsecured long-term credit rating, or at an alternate base rate. The Bridge Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0. We were in compliance with all covenants under the Bridge Credit Agreement as of December 31, 2014. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.

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

In association with the Senior Credit Facility and Bridge Credit Agreement, we incurred debt issuance costs paid to the lenders. These debt issuance costs, to the extent paid, were recognized as financing cash flows on our consolidated statement of cash flows. For the debt issuance costs related to the Bridge Credit Agreement, we are recognizing expense on a straight-line basis over the estimated commitment period, which is one year. If we borrow under the Bridge Credit Agreement in the future, any remaining unamortized debt issuance costs will be recognized as interest expense over the period debt is outstanding under the Bridge Credit Agreement. The related expense for the Bridge Credit Agreement debt issuance costs and the Bridge Credit Agreement and Term Loan unused commitment fees has been presented as “Other expense” on our consolidated statement of earnings since we have not borrowed against these agreements. The debt issuance costs related to the Term Loan portion of the Senior Credit Facility will be recognized as interest expense under the effective interest rate method once we borrow on the Term Loan. The debt issuance costs related to the Multicurrency Revolving Facility are being recognized as expense on a straight-line basis over the 5-year commitment period of the facility.

We have three tranches of senior notes outstanding: $500 million aggregate principal amount of 4.625 percent notes due November 30, 2019, $300 million aggregate principal amount of 3.375 percent notes due November 30, 2021 and $500 million aggregate principal amount of 5.75 percent notes due November 30, 2039. Interest on each series is payable on May 30 and November 30 of each year until maturity. The estimated fair value of our senior notes as of December 31, 2014, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $1,460.2 million.

We may redeem the senior notes at our election in whole or in part at any time prior to maturity at a redemption price equal to the greater of 1) 100 percent of the principal amount of the notes being redeemed; or 2) the sum of the present values of the remaining scheduled payments of principal and interest (not including any portion of such payments of interest accrued as of the date of redemption), discounted to the date of redemption on a semi-annual basis at the Treasury Rate (as defined in the debt agreement), plus 20 basis points in the case of the 2019 notes and 2021 notes, and 25 basis points in the case of the 2039 notes. We would also pay the accrued and unpaid interest on the Senior Notes to the redemption date.

We have entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our senior notes due 2019 and 2021. See Note 13 for additional information regarding the interest rate swap agreements.

We also have available uncommitted credit facilities totaling $31.9 million.

At December 31, 2014 and 2013, the weighted average interest rate for our long-term borrowings was 3.5 percent and 3.3 percent, respectively. We paid $67.5 million, $68.1 million and $67.8 million in interest during 2014, 2013 and 2012, respectively.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2013	$401.1	$33.1	$0.5	$(67.6)
OCI before reclassifications	(241.5)	55.9	(0.5)	(80.0)
Reclassifications	–	(18.9)	(0.4)	4.2

Balance December 31, 2014	$159.6	$70.1	$(0.4)	$(143.4)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI			Location on Statement of Earnings
	For the Years Ended December 31,
Component of OCI	2014	2013	2012
Cash flow hedges
Foreign exchange forward contracts	$33.3	$8.0	$(12.0)	Cost of products sold
Foreign exchange options	–	(0.2)	(0.4)	Cost of products sold
Cross-currency interest rate swaps	–	–	0.2	Interest expense

	33.3	7.8	(12.2)	Total before tax
	14.4	3.4	(8.9)	Provision for income taxes

	$18.9	$4.4	$(3.3)	Net of tax

Investments	$0.4	$–	$–	Interest income
Realized gains on securities	–	–	–	Provision for income taxes

	$0.4	$–	$–	Net of tax

Defined benefit plans
Prior service cost	$3.9	$3.9	$2.9	*
Unrecognized actuarial (loss)	(11.1)	(16.6)	(13.3)	*

	(7.2)	(12.7)	(10.4)	Total before tax
	(3.0)	(4.8)	(3.9)	Provision for income taxes

	$(4.2)	$(7.9)	$(6.5)	Net of tax

Total reclassifications	$15.1	$(3.5)	$(9.8)	Net of tax

* These OCI components are included in the computation of net periodic pension expense (see Note 14).

The following table shows the tax effects on each component of OCI recognized in our consolidated statements of comprehensive income (in millions):

	Before Tax			Tax			Net of Tax
For the Years Ended December 31,	2014	2013	2012	2014	2013	2012	2014	2013	2012
Foreign currency cumulative translation adjustments	$(241.5)	$(44.4)	$46.1	$–	$–	$–	$(241.5)	$(44.4)	$46.1
Unrealized cash flow hedge gains	60.5	63.6	15.2	4.6	30.2	4.3	55.9	33.4	10.9
Reclassification adjustments on foreign currency hedges	(33.3)	(7.8)	12.2	(14.4)	(3.4)	8.9	(18.9)	(4.4)	3.3
Reclassification adjustments on securities	(0.4)	–	–	–	–	–	(0.4)	–	–
Unrealized gains/(losses) on securities	(0.5)	0.1	0.4	–	–	–	(0.5)	0.1	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	(104.8)	50.3	20.3	(29.0)	11.8	8.5	(75.8)	38.5	11.8

Total Other Comprehensive Gain/(Loss)	$(320.0)	$61.8	$94.2	$(38.8)	$38.6	$21.7	$(281.2)	$23.2	$72.5

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that we have designated as cash flow hedges of our anticipated issuance of senior notes related to the pending Biomet merger that we anticipate will mature in March 2045. The forward starting interest rate swaps mitigate the risk of changes in interest rates prior to completion of the senior notes offering. The total notional amounts of the forward starting interest rate swaps are $1 billion and will settle in March 2015. On the forward starting interest rate swaps, we receive variable interest equal to three-month LIBOR and pay a fixed interest weighted average rate of 3.01 percent. We will defer the effective portion of the forward starting interest rate swaps over the maturity period of the hedged senior notes, which is thirty years, and recognize any ineffective portion immediately in earnings.

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

For foreign currency exchange forward contracts and options outstanding at December 31, 2014, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2015 through June 2017. As of December 31, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,289.8 million. As of December 31, 2014, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $306.3 million.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statements of earnings (in millions):

		Gain /(Loss) on Instrument			Gain /(Loss) on Hedged Item
Derivative Instrument	Location on Statement of Earnings	Year Ended December 31,			Year Ended December 31,
		2014	2013	2012	2014	2013	2012
Interest rate swaps	Interest expense	$14.7	$(24.6)	$6.1	$(14.7)	$24.6	$(6.1)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2014, 2013 and 2012.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2014	2013	2012	Location on Statement of Earnings	2014	2013	2012
Foreign exchange forward contracts	$119.8	$63.9	$16.3	Cost of products sold	$33.3	$8.0	$(12.0)
Foreign exchange options	–	(0.3)	(1.1)	Cost of products sold	–	(0.2)	(0.4)
Forward starting interest rate swaps	(59.3)	–	–	Interest expense	–	–	–
Cross-currency interest rate swaps	–	–	–	Interest expense	–	–	0.2

	$60.5	$63.6	$15.2		$33.3	$7.8	$(12.2)

The net amount recognized in earnings during the years ended December 31, 2014, 2013 and 2012 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2014, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $87.9 million, or $70.0 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, $89.5 million, or $66.0 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

Derivative Instrument		Year Ended December 31,
	Location on Statement of Earnings	2014	2013	2012
Foreign exchange forward contracts	Cost of products sold	$15.3	$–	$(2.0)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2014 and December 31, 2013, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$98.7	Other current assets	$60.2
Foreign exchange forward contracts	Other assets	53.1	Other assets	30.2
Interest rate swaps	Other assets	24.0	Other assets	16.3

Total asset derivatives		$175.8		$106.7

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$16.4	Other current liabilities	$26.4
Forward starting interest rate swaps	Other current liabilities	59.3	Other current liabilities	–
Foreign exchange forward contracts	Other long-term liabilities	11.6	Other current liabilities	15.9
Interest rate swaps	Other long-term liabilities	–	Other long-term liabilities	7.0

Total liability derivatives		$87.3		$49.3

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2014			As of December 31, 2013
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$98.7	$15.9	$82.8	$60.2	$13.5	$46.7
Cash flow hedges	Other assets	53.1	10.4	42.7	30.2	8.2	22.0

Liability Derivatives
Cash flow hedges	Other current liabilities	16.4	15.9	0.5	26.4	13.5	12.9
Cash flow hedges	Other long-term liabilities	11.6	10.4	1.2	15.9	8.2	7.7

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Retirement Benefit Plans

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

We use a December 31 measurement date for our benefit plans.

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2014	2013	2012	2014	2013	2012
Service cost	$10.9	$11.9	$11.4	$14.7	$16.1	$15.0
Interest cost	15.5	13.2	13.3	9.2	5.6	6.1
Expected return on plan assets	(30.8)	(28.7)	(25.5)	(11.0)	(6.7)	(7.6)
Settlement	–	–	0.7	–	–	–
Amortization of prior service cost	(2.6)	(2.6)	(2.0)	(1.3)	(1.3)	(0.9)
Amortization of unrecognized actuarial loss	10.6	14.8	11.4	0.5	1.8	1.9

Net periodic benefit cost	$3.6	$8.6	$9.3	$12.1	$15.5	$14.5

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2014	2013	2012	2014	2013	2012
Discount rate	4.98%	4.32%	4.97%	2.46%	2.13%	2.58%
Rate of compensation increase	3.29%	3.29%	3.81%	1.48%	2.29%	2.77%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	2.88%	2.74%	3.51%

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in projected benefit obligations and plan assets were (in millions):

	U.S. and Puerto Rico		Foreign
For the Years Ended December 31,	2014	2013	2014	2013
Projected benefit obligation – beginning of year	$316.7	$314.3	$371.5	$259.4
Service cost	10.9	11.9	14.7	16.1
Interest cost	15.5	13.2	9.2	5.6
Plan amendments	–	–	(7.0)	118.9
Employee contributions	–	–	18.5	15.9
Benefits paid	(10.0)	(10.4)	(22.6)	(29.4)
Actuarial (gain) loss	53.5	(12.3)	77.9	(17.7)
Expenses paid	–	–	(0.2)	(0.2)
Translation (gain) loss	–	–	(38.3)	2.9

Projected benefit obligation – end of year	$386.6	$316.7	$423.7	$371.5

Plan assets at fair market value – beginning of year	$398.6	$363.0	$372.3	$231.6
Actual return on plan assets	10.9	25.2	38.0	9.7
Employer contributions	2.7	20.8	14.7	15.0
Employee contributions	–	–	18.5	15.9
Plan amendments	–	–	–	126.7
Benefits paid	(10.0)	(10.4)	(22.6)	(29.4)
Expenses paid	–	–	(0.2)	(0.2)
Translation gain (loss)	–	–	(35.3)	3.0

Plan assets at fair market value – end of year	$402.2	$398.6	$385.4	$372.3

Funded status	$15.6	$81.9	$(38.3)	$0.8

Amounts recognized in consolidated balance sheet:
Prepaid pension	$29.4	$92.7	$12.4	$12.1
Short-term accrued benefit liability	(0.7)	(0.7)	(0.5)	–
Long-term accrued benefit liability	(13.1)	(10.1)	(50.2)	(11.3)

Net amount recognized	$15.6	$81.9	$(38.3)	$0.8

Amounts recognized in accumulated other comprehensive income:
Unrecognized prior service cost	$(9.4)	$(12.0)	$(12.8)	$(8.3)
Unrecognized actuarial loss	176.1	113.3	68.7	15.5

Total amount recognized	$166.7	$101.3	$55.9	$7.2

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2015 (in millions):

	U.S. and Puerto Rico	Foreign
Unrecognized prior service cost	$(2.6)	$(1.9)
Unrecognized actuarial loss	18.3	2.7

	$15.7	$0.8

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2014	2013	2012	2014	2013	2012
Discount rate	4.10%	4.98%	4.32%	1.38%	2.45%	2.15%
Rate of compensation increase	3.29%	3.29%	3.29%	1.43%	1.52%	2.75%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2014	2013	2014	2013
Projected benefit obligation	$54.6	$10.8	$365.2	$318.1
Plan assets at fair market value	40.8	–	315.0	307.4

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2014	2013	2014	2013
Total accumulated benefit obligations	$337.5	$273.8	$413.1	$362.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	32.8	8.8	358.6	308.9
Plan assets at fair market value	22.0	–	315.0	303.7

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2015	$12.3	$17.0
2016	13.3	16.5
2017	15.0	16.9
2018	16.5	17.0
2019	18.4	17.9
2020-2024	113.2	89.1

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.4	$1.4	$–	$–
Equity securities:
U.S. large-cap	83.7	–	83.7	–
U.S. small-cap	23.0	–	23.0	–
International	83.0	–	83.0	–
Real estate	49.1	–	49.1	–
Commodity-linked mutual funds	36.0	–	36.0	–
Intermediate fixed income securities	126.0	–	126.0	–

Total	$402.2	$1.4	$400.8	$–

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$0.8	$0.8	$–	$–
Equity securities:
U.S. large-cap	79.6	–	79.6	–
U.S. small-cap	22.3	–	22.3	–
International	87.7	–	87.7	–
Real estate	43.4	–	43.4	–
Commodity-linked mutual funds	42.1	–	42.1	–
Intermediate fixed income securities	122.7	–	122.7	–

Total	$398.6	$0.8	$397.8	$–

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31.0	$31.0	$–	$–
Equity securities:
Energy	4.7	4.7	–	–
Materials	7.1	7.1	–	–
Industrials	7.5	7.5	–	–
Consumer discretionary	6.5	6.5	–	–
Consumer staples	7.5	7.5	–	–
Healthcare	6.8	6.8	–	–
Financials	16.3	16.3	–	–
Information technology	4.9	4.9	–	–
Telecommunication services	2.0	2.0	–	–
Utilities	3.4	3.4	–	–
Other	36.7	34.5	2.2	–
Fixed income securities:
Government bonds	72.5	–	72.5	–
Corporate bonds	58.9	–	58.9	–
Asset-backed securities	22.0	–	22.0	–
Other debt	1.7	–	1.7	–
Other types of investments:
Mortgage loans	9.2	–	9.2	–
Insurance contracts	6.1	–	6.1	–
Other investments	12.0	–	12.0	–
Real estate	68.6	–	–	68.6

Total	$385.4	$132.2	$184.6	$68.6

	As of December 31, 2013
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$13.9	$13.9	$–	$–
Equity securities:
Energy	4.7	4.7	–	–
Materials	5.7	5.7	–	–
Industrials	7.6	7.6	–	–
Consumer discretionary	5.2	5.2	–	–
Consumer staples	6.8	6.8	–	–
Healthcare	9.7	9.7	–	–
Financials	15.8	15.8	–	–
Information technology	5.8	5.8	–	–
Telecommunication services	2.6	2.6	–	–
Utilities	3.4	3.4	–	–
Other	35.7	33.2	2.5	–
Fixed income securities:
Government bonds	64.4	–	64.4	–
Corporate bonds	65.9	–	65.9	–
Asset-backed securities	24.0	–	24.0	–
Other debt	2.8	–	2.8	–
Other types of investments:
Mortgage loans	9.0	–	9.0	–
Insurance contracts	6.4	–	6.4	–
Other investments	14.7	–	14.7	–
Real estate	68.2	–	–	68.2

Total	$372.3	$114.4	$189.7	$68.2

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2014 and 2013, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2014
Beginning Balance	$68.2
Gains on assets sold	0.3
Change in fair value of assets	1.7
Net purchases and sales	4.8
Translation loss	(6.4)

Ending Balance	$68.6

We expect that we will have no legally required minimum funding requirements in 2015 for the qualified U.S. and Puerto Rico defined benefit retirement plans, nor do we expect to voluntarily contribute to these plans during 2015. Contributions to foreign defined benefit plans are estimated to be approximately $14.0 million in 2015. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $32.8 million, $29.6 million and $26.5 million related to these plans for the years ended December 31, 2014, 2013 and 2012, respectively.

15.	Income Taxes

The components of earnings before income taxes and the income taxes paid consisted of the following (in millions):

For the Years Ended December 31,	2014	2013	2012
United States operations	$395.6	$400.7	$409.9
Foreign operations	548.3	580.4	580.2

Total	$943.9	$981.1	$990.1

The provision for income taxes consisted of (in millions):

Current:
Federal	$177.6	$199.0	$179.8
State	16.3	20.6	13.8
Foreign	115.2	128.5	108.4

	309.1	348.1	302.0

Deferred:
Federal	(56.9)	(87.7)	(58.8)
State	(6.6)	(8.5)	0.7
Foreign	(20.7)	(30.0)	(6.7)

	(84.2)	(126.2)	(64.8)

Provision for income taxes	$224.9	$221.9	$237.2

Income taxes paid	$340.1	$272.3	$227.6

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	0.7	0.8	1.0
Tax impact of foreign operations, including foreign tax credits	(11.3)	(12.2)	(10.4)
Tax impact of certain significant transactions	1.4	1.6	(3.5)
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(1.9)	(1.8)	(1.9)
R&D credit	(0.2)	(0.6)	–
Goodwill impairment	–	–	3.4
Other	0.1	(0.2)	0.4

Effective income tax rate	23.8%	22.6%	24.0%

Our operations in Puerto Rico, Switzerland and the State of Indiana benefit from various tax incentive grants. Unless these grants are extended, they will expire between fiscal years 2015 and 2026.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

The components of deferred taxes consisted of the following (in millions):

As of December, 31	2014	2013
Deferred tax assets:
Inventory	$275.1	$271.1
Net operating loss carryover	116.9	26.4
Tax credit carryover	185.5	187.1
Capital loss carryover	7.4	7.8
Accrued liabilities	106.7	72.0
Share-based compensation	59.9	74.6
Unremitted earnings of foreign subsidiaries	32.3	25.6
Other	50.3	11.2

Total deferred tax assets	834.1	675.8
Less: Valuation allowances	(122.8)	(42.7)

Total deferred tax assets after valuation	711.3	633.1

Deferred tax liabilities:
Fixed assets	$(104.3)	$(97.7)
Intangible assets	(95.9)	(106.4)
Other	–	(1.2)

Total deferred tax liabilities	(200.2)	(205.3)

Total net deferred tax assets	$511.1	$427.8

During the first quarter of 2014, we established a $70.5 million deferred tax asset (and offsetting valuation allowance) for indefinite lived net operating loss carryforwards in a Luxembourg domiciled holding company. These losses primarily relate to interest deductions on intercompany debt and were generated in periods prior to 2014. Previously, we were unable to realize a tax benefit for the losses due to the absence of current and future operating income within the Luxembourg subsidiary.

The net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2014, $47.8 million of these net operating loss carryovers generally expire within a period of 1 to 20 years and $69.1 million have an indefinite life. Valuation allowances for net operating loss carryovers have been established in the amount of $99.0 million and $17.3 million at December 31, 2014 and 2013, respectively. The tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2014, these tax credit carryovers generally expire within a period of 1 to 10 years. We have established valuation allowances for certain tax credit carryovers in the amount of $11.5 million and $14.9 million at December 31, 2014 and 2013, respectively. The capital loss carryover is also available to reduce future federal capital gains. At December 31, 2014, these capital loss carryovers generally expire within a period of 2 to 4 years. We have established valuation allowances for certain capital loss carryovers in the amount of $7.4 million and $7.8 million at

December 31, 2014 and 2013, respectively. The remaining valuation allowances of $4.9 million and $2.7 million at December 31, 2014 and 2013, respectively, relate primarily to potential capital losses.

At December 31, 2014, we had an aggregate of approximately $3,204.0 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax related to remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

For the Years Ended December 31,	2014	2013	2012
Balance at January 1	$304.3	$285.5	$158.4
Increases related to prior periods	0.9	16.5	118.7
Decreases related to prior periods	(3.8)	(17.3)	(8.9)
Increases related to current period	17.3	22.5	19.1
Decreases related to settlements with taxing authorities	(3.0)	(2.9)	(0.6)
Decreases related to lapse of statute of limitations	(1.7)	–	(1.2)

Balance at December 31	$314.0	$304.3	$285.5

Amounts impacting effective tax rate, if recognized balance at December 31	$203.0	$186.3	$159.0

We recognize accrued interest and penalties, related to unrecognized tax benefits, as income tax expense. During 2014, we accrued interest and penalties of $5.7 million, and as of December 31, 2014, had recognized a liability for interest and penalties of $47.8 million.

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2014, the IRS began the audit of our U.S. federal returns for the years 2010 through 2012. During the second quarter of 2011, the IRS concluded its examination of our U.S. federal returns for years 2005 through 2007 and during the fourth quarter of 2013, the IRS concluded its examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. During the second quarter of 2014, the IRS issued a corrected Revenue Agent Report for years 2008 through 2009, assessing a penalty with respect to a 2008 uncertain tax position. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. During the second quarter of 2014, the IRS issued a statutory notice of deficiency for the years 2005 through 2007. We are contesting this deficiency notice and we filed a petition with the U.S. Tax Court during the third quarter of 2014. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters with the IRS within the next twelve months and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods.

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

Our tax returns are currently under examination in various foreign jurisdictions. Foreign jurisdictions have statutes of limitations generally ranging from 3 to 5 years. Years still open to examination by foreign tax authorities in major jurisdictions include: Australia (2010 onward), Canada (2008 onward), France (2011 onward), Germany (2009 onward), Ireland (2010 onward), Italy (2010 onward), Japan (2010 onward), Korea (2010 onward), Puerto Rico (2008 onward), Switzerland (2013 onward), and the United Kingdom (2013 onward).

16.	Capital Stock and Earnings per Share

We are authorized to issue 250 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2014.

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

For the Years Ended December 31,	2014	2013	2012
Weighted average shares outstanding for basic net earnings per share	169.0	169.6	174.9
Effect of dilutive stock options and other equity awards	2.7	2.2	1.1

Weighted average shares outstanding for diluted net earnings per share	171.7	171.8	176.0

For the year ended December 31, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share as the exercise prices of all options were less than the average market price of the common stock. For the years ended December 31, 2013 and 2012, an average of 3.1 million and 11.9 million options, respectively, were not included.

During 2014, we repurchased 4.2 million shares of our common stock at an average price of $94.57 per share for a total cash outlay of $400.5 million, including commissions.

17.	Segment Data

We design, develop, manufacture and market orthopaedic reconstructive implants, biologics, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. We manage operations through three major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and intangible asset amortization resulting from business combination accounting and share-based payment expense. Intercompany transactions have been eliminated from segment operating profit. Management reviews accounts receivable, inventory, property, plant and equipment, goodwill and intangible assets by reportable segment exclusive of U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and corporate assets.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	Europe	Asia Pacific	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2014
Net sales	$2,594.2	$1,269.5	$809.6	$–	$4,673.3
Depreciation and amortization	79.6	72.0	31.7	192.5	375.8
Segment operating profit	1,288.4	398.6	351.0	(604.1)	1,433.9
Inventory step-up and certain other inventory and manufacturing related charges					(21.2)
Certain claims					(21.5)
Special items					(356.5)

Operating profit					1,034.7
Long-lived assets	877.6	301.4	109.8	–	1,288.8
Total assets	2,856.9	2,113.1	530.3	4,134.4	9,634.7
Additions to instruments	0.2	17.0	6.0	174.2	197.4
Additions to other property, plant and equipment	9.8	14.1	9.1	111.9	144.9

As of and for the Year Ended December 31, 2013
Net sales	$2,619.8	$1,212.6	$791.0	$–	$4,623.4
Depreciation and amortization	70.9	72.6	30.7	184.3	358.5
Segment operating profit	1,302.6	359.7	342.3	(634.8)	1,369.8
Inventory step-up and certain other inventory and manufacturing related charges					(70.5)
Certain claims					(47.0)
Special items					(216.7)

Operating profit					1,035.6
Long-lived assets	810.8	306.3	107.6	–	1,224.7
Total assets	2,814.9	2,343.8	541.9	3,880.0	9,580.6
Additions to instruments	0.2	14.8	6.5	171.4	192.9
Additions to other property, plant and equipment	9.0	10.3	7.6	73.1	100.0

As of and for the Year Ended December 31, 2012
Net sales	$2,476.3	$1,177.4	$818.0	$–	$4,471.7
Depreciation and amortization	73.7	73.6	36.3	179.5	363.1
Segment operating profit	1,256.3	369.1	311.1	(617.9)	1,318.6
Inventory step-up and certain other inventory and manufacturing related charges					(4.8)
Certain claims					(15.0)
Goodwill impairment					(96.0)
Special items					(155.4)

Operating profit					1,047.4
Long-lived assets	776.0	326.1	108.6	–	1,210.7
Total assets	2,690.6	2,308.0	578.3	3,435.5	9,012.4
Additions to instruments	–	14.0	7.1	127.8	148.9
Additions to other property, plant and equipment	0.7	21.9	6.4	85.7	114.7

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Americas long-lived tangible assets are located primarily in the U.S. $198.7 million of Europe long-lived tangible assets as of December 31, 2014 are located in Switzerland.

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

U.S. sales were $2,397.9 million, $2,418.2 million and $2,280.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

For the Years Ended December 31,	2014	2013	2012
Reconstructive
Knees	$1,965.8	$1,909.9	$1,833.8
Hips	1,326.4	1,330.5	1,342.0
Extremities	204.3	193.8	173.8

	3,496.5	3,434.2	3,349.6
Dental	242.8	239.3	237.7
Trauma	316.7	315.6	307.9
Spine	207.2	202.3	208.9
Surgical and other	410.1	432.0	367.6

Total	$4,673.3	$4,623.4	$4,471.7

18.	Leases

Total rent expense for the years ended December 31, 2014, 2013 and 2012 aggregated $48.4 million, $49.2 million and $46.3 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2014 were (in millions):

For the Years Ending December 31,
2015	$46.5
2016	36.1
2017	27.0
2018	21.4
2019	19.6
Thereafter	32.3

19.	Commitments and Contingencies

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

On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (MDL) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of December 31, 2014, case specific discovery in these lawsuits was on-going. The initial trial in Santas took place in November 2014 and initial trials in McAllister and the MDL are expected to commence in the second quarter of 2015. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Since 2008, we have recognized expense of $471.7 million for Durom Cup-related claims, including $21.5 million, $47.0 million and $15.0 million during the years ended December 31, 2014, 2013 and 2012, respectively.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. In 2008, we notified our insurance carriers of potential claims related to the Durom Cup. As of December 31, 2014, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover and expect to receive more in the near future. We have a $170.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of December 31, 2014 for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of December 31, 2014 of the remaining liability for all Durom Cup-related claims is $357.2 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $307.2 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of December 31, 2014, discovery in these lawsuits was on-going. Bellwether trials are expected to commence in the third quarter of 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

On December 10, 2010, Stryker Corporation and related entities (Stryker) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the year ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

Shareholder Derivative Action

On June 16, 2014, a shareholder derivative action, Hays v. Dvorak et al., was filed in the Court of Chancery of the State of Delaware. The plaintiff sought to maintain the action purportedly on our behalf against certain of our current and former directors and two non-director executive officers. The plaintiff alleged, among other things, breaches of fiduciary duties, abuse of control, unjust enrichment and gross mismanagement by the named defendants based on the trial court’s ruling in the patent infringement lawsuit brought by Stryker described above relating to certain of our Pulsavac Plus Wound Debridement Products. The plaintiff did not seek damages from us, but instead requested damages of an unspecified amount on our behalf. The plaintiff also sought equitable relief to remedy the individual defendants’ alleged misconduct, attorneys’ fees, costs and other relief. On August 18, 2014, we filed a motion to stay or dismiss the complaint, and the individual defendants filed a joinder motion. On December 15, 2014, the Delaware Court of Chancery granted our motion to stay pending a ruling from the Federal Circuit on the appeal in the Stryker patent infringement case. The Federal Circuit issued a ruling on December 19, 2014, as described above. On February 6, 2015, all claims pending in this shareholder derivative action were dismissed without prejudice pursuant to a stipulation of dismissal.

Regulatory Matters

In September 2012, we received a warning letter from the FDA citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of December 31, 2014, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

20.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)

	2014 Quarter Ended				2013 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,161.5	$1,182.9	$1,106.0	$1,222.9	$1,138.9	$1,169.5	$1,074.3	$1,240.7
Gross profit	856.1	849.7	807.7	910.0	846.0	845.9	745.5	899.9
Net earnings of Zimmer Holdings, Inc.	221.5	176.5	165.5	156.6	218.6	152.1	154.4	235.9
Earnings per common share
Basic	1.31	1.05	0.98	0.92	1.30	0.90	0.91	1.38
Diluted	1.29	1.03	0.96	0.91	1.28	0.89	0.90	1.36

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Item 9B.	Other Information

During the fourth quarter of 2014, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 5, 2015 (the “2015 Proxy Statement”).

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

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from our 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from of our 2015 Proxy Statement.

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

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

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER HOLDINGS, INC.

By:	/S/ DAVID C. DVORAK
David C. Dvorak
President and Chief Executive Officer

Dated: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ DAVID C. DVORAK David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015

/S/ JAMES T. CRINES James T. Crines	Executive Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 23, 2015

/S/ DEREK M. DAVIS Derek M. Davis	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015

/S/ CHRISTOPHER B. BEGLEY Christopher B. Begley	Director	February 23, 2015

/S/ BETSY J. BERNARD Betsy J. Bernard	Director	February 23, 2015

/S/ PAUL M. BISARO Paul M. Bisaro	Director	February 23, 2015

Gail K. Boudreaux	Director	February 23, 2015

Michael J. Farrell	Director	February 23, 2015

/S/ LARRY C. GLASSCOCK Larry C. Glasscock	Director	February 23, 2015

/S/ ROBERT A. HAGEMANN Robert A. Hagemann	Director	February 23, 2015

/S/ ARTHUR J. HIGGINS Arthur J. Higgins	Director	February 23, 2015

/S/ CECIL B. PICKETT, PH.D. Cecil B. Pickett, Ph.D.	Director	February 23, 2015

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No	Description
2.1	Agreement and Plan of Merger, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., Owl Merger Sub, Inc. and LVB Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
3.1	Restated Certificate of Incorporation of Zimmer Holdings, Inc. dated May 13, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2008)
3.2	Restated By-Laws of Zimmer Holdings, Inc. effective December 13, 2013 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed December 19, 2013)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
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

4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 1.400% Note due 2014 (incorporated by reference to Exhibit 4.6 above)
4.8	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
4.9	Stockholders Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC, and the other signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 13, 2013)
10.5*	Restated Zimmer, Inc. Long-Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed February 28, 2007)
10.6*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.7*	Change in Control Severance Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.8*	Form of Change in Control Severance Agreement with James T. Crines (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.9*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.10*	Form of Change in Control Severance Agreement with Joseph A. Cucolo (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2010)
10.11*	Change in Control Severance Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed March 12, 2003)
10.12*	Change in Control Severance Agreement with Derek M. Davis (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2012)
10.16*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.18*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.19*	Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.21*	Form of Restricted Stock Unit Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 21, 2006)
10.22*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.23*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.24*	Restated Zimmer Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement filed March 20, 2009)
10.25*	Zimmer Holdings, Inc. 2009 Stock Incentive Plan, as amended May 7, 2013 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 13, 2013)
10.26*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.27*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.28*	Form of Performance-Based Restricted Stock Unit Award Letter (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.29*	Form of Performance-Based Restricted Stock Unit Award Letter for Non-U.S. Employees (one-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2011)
10.30*	Form of Restricted Stock Unit Award Letter (two-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10.31*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan
10.32*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.33	$1,350,000,000 Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 15, 2012)
10.34	Amendment No. 1 dated as of December 13, 2013 to the Credit Agreement dated as of May 9, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 19, 2013)

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

Exhibit No	Description
10.35	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.36	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.37	First Amendment, dated October 31, 2014, to the ¥11,700,000,000 Term Loan Agreement dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2014)
10.38	Voting Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
10.39	Commitment Letter, dated as of April 24, 2014, by and among Credit Suisse Securities (USA) LLC, Credit Suisse AG and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
10.40	364-Day Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)
10.41	Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Zimmer K.K., Zimmer Investment Luxembourg SARL, the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J. P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)
21	List of Subsidiaries of Zimmer Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

ZIMMER HOLDINGS, INC.	2014 FORM 10-K ANNUAL REPORT

SCHEDULE II

ZIMMER HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

						(in millions)
Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2012	17.2	7.1	(1.8)	–	0.3	22.8
Year Ended December 31, 2013	22.8	1.9	(1.5)	(0.5)	–	22.7
Year Ended December 31, 2014	22.7	2.0	(1.4)	(1.0)	–	22.3

Deferred Tax Asset Valuation Allowances:
Year End December 31, 2012	40.3	(0.9)	(0.3)	–	2.2	41.3
Year End December 31, 2013	41.3	1.5	(0.1)	–	–	42.7
Year End December 31, 2014	42.7	74.7	(9.2)	–	14.6	122.8