Form 10-Q
period 2015-03-31
ZIMMER HOLDINGS INC
filed 2015-05-07
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 29, 2015, 170,402,138 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2015

Part I—Financial Information

Item 1.	Financial Statements

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales	$1,134.4	$1,161.5
Cost of products sold	278.7	303.7

Gross Profit	855.7	857.8

Research and development	48.4	47.4
Selling, general and administrative	425.0	444.5
Intangible asset amortization	20.4	29.2
Special items (Note 2)	87.0	36.6

Operating expenses	580.8	557.7

Operating Profit	274.9	300.1
Other expense	(22.6)	(1.7)
Interest income	2.6	2.5
Interest expense	(23.1)	(15.0)

Earnings before income taxes	231.8	285.9
Provision for income taxes	55.0	64.8

Net earnings	176.8	221.1
Less: Net loss attributable to noncontrolling interest	(0.3)	(0.4)

Net Earnings of Zimmer Holdings, Inc.	$177.1	$221.5

Earnings Per Common Share
Basic	$1.04	$1.31
Diluted	$1.02	$1.29

Weighted Average Common Shares Outstanding
Basic	170.0	169.1
Diluted	172.9	171.8

Cash Dividends Declared Per Common Share	$0.22	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2015	2014
Net earnings	$176.8	$221.1
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(152.7)	15.9
Unrealized cash flow hedge gains/(losses), net of tax	52.4	(3.1)
Reclassification adjustments on foreign currency hedges, net of tax	(21.6)	(2.0)
Unrealized gains on securities, net of tax	0.6	0.1
Reclassification adjustments on securities, net of tax	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	3.9	(1.9)

Total Other Comprehensive Gain/(Loss)	(117.4)	8.6

Comprehensive Income	59.4	229.7
Comprehensive gain/(loss) attributable to the noncontrolling interest	0.2	(0.4)

Comprehensive Income attributable to Zimmer Holdings, Inc.	$59.2	$230.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,793.5	$1,083.3
Short-term investments	488.4	612.5
Accounts receivable, less allowance for doubtful accounts	869.8	912.1
Inventories	1,217.0	1,169.0
Prepaid expenses and other current assets	246.8	193.7
Deferred income taxes	301.7	318.4

Total Current Assets	11,917.2	4,289.0
Property, plant and equipment, net	1,300.7	1,288.8
Goodwill	2,417.0	2,514.2
Intangible assets, net	578.3	603.5
Other assets	976.9	939.2

Total Assets	$17,190.1	$9,634.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$174.9	$167.1
Income taxes payable	57.5	72.4
Other current liabilities	676.3	798.5

Total Current Liabilities	908.7	1,038.0
Other long-term liabilities	637.2	648.6
Long-term debt	9,061.2	1,425.5

Total Liabilities	10,607.1	3,112.1

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Zimmer Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 269.0 million shares issued in 2015 (268.4 million in 2014)	2.7	2.7
Paid-in capital	4,363.7	4,330.7
Retained earnings	8,426.8	8,285.2
Accumulated other comprehensive income	(31.5)	85.9
Treasury stock, 98.6 million shares in 2015 (98.7 million shares in 2014)	(6,180.7)	(6,183.7)

Total Zimmer Holdings, Inc. stockholders’ equity	6,581.0	6,520.8
Noncontrolling interest	2.0	1.8

Total Stockholders’ Equity	6,583.0	6,522.6

Total Liabilities and Stockholders’ Equity	$17,190.1	$9,634.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows provided by (used in) operating activities:
Net earnings	$176.8	$221.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	89.0	101.0
Share-based compensation	12.9	11.2
Income tax benefit from stock option exercises	16.4	20.2
Excess income tax benefit from stock option exercises	(7.8)	(5.4)
Inventory step-up	0.4	2.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(13.3)	(75.6)
Receivables	6.6	5.3
Inventories	(62.2)	(56.6)
Accounts payable and accrued expenses	(149.5)	(56.0)
Other assets and liabilities	22.2	21.1

Net cash provided by operating activities	91.5	188.8

Cash flows provided by (used in) investing activities:
Additions to instruments	(62.4)	(49.4)
Additions to other property, plant and equipment	(34.4)	(31.4)
Purchases of investments	(152.6)	(600.7)
Sales of investments	320.3	583.1
Investments in other assets	(3.0)	—

Net cash provided by (used in) investing activities	67.9	(98.4)

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	7,628.2	—
Net proceeds under revolving credit facilities	0.8	0.2
Dividends paid to stockholders	(37.3)	(34.0)
Proceeds from employee stock compensation plans	27.5	138.2
Excess income tax benefit from stock option exercises	7.8	5.4
Debt issuance costs	(58.4)	—
Repurchase of common stock	—	(400.5)

Net cash provided by (used in) financing activities	7,568.6	(290.7)

Effect of exchange rates on cash and cash equivalents	(17.8)	2.4

Increase (decrease) in cash and cash equivalents	7,710.2	(197.9)
Cash and cash equivalents, beginning of year	1,083.3	1,080.6

Cash and cash equivalents, end of period	$8,793.5	$882.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2014 Annual Report on Form 10-K filed by Zimmer Holdings, Inc. Beginning with the three month period ended March 31, 2015, we have changed our quarter-end closing convention for the majority of our international subsidiaries, which, in the case of the three month period ended March 31, 2015, resulted in a change of that quarter-end close from March 25 to March 31. As a consequence, our results of operations for the three month period ended March 31, 2015 include up to four more billing days for such international subsidiaries than were included in our results of operations for the three month period ended March 31, 2014. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to the consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2014 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). Results for interim periods should not be considered indicative of results for the full year. Certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.

The words “we,” “us,” “our” and similar words refer to Zimmer Holdings, Inc. and its subsidiaries. Zimmer Holdings refers to the parent company only.

On April 24, 2014, we entered into a definitive agreement to merge with LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), in a cash and stock transaction valued at approximately $13.35 billion. We will pay $10.35 billion in cash, subject to certain adjustments, and issue 32.7 million shares of our common stock which had a value of approximately $3.0 billion, based on a stock price of $91.73 per share using the five day volume weighted average price immediately preceding the signing of the agreement. In connection with the merger, we will pay off all of LVB’s outstanding funded debt, and the aggregate cash merger consideration will be reduced by such amount. The merger, which is subject to customary closing conditions and regulatory approvals, is expected to close in May 2015. The merger will position the combined company as a leader in the $45 billion musculoskeletal industry.

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

We expect to fund the cash portion of the purchase price with existing cash on hand, as well as proceeds obtained from a committed $3.0 billion senior unsecured term loan and the proceeds from $7.65 billion in senior unsecured notes we issued in March 2015. See Note 7 and Item 2 in this Form 10-Q for further information regarding these debt instruments.

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

	Three Months Ended March 31,
	2015	2014
Impairment/loss on disposal of assets	$2.3	$1.3
Consulting and professional fees	63.9	15.0
Employee severance and retention	0.5	0.9
Dedicated project personnel	13.4	10.9
Certain R&D agreements	—	4.5
Relocated facilities	0.5	0.7
Contingent consideration adjustments	2.3	0.5
Accelerated software amortization	1.5	1.5
Other	2.6	1.3

Special items	$87.0	$36.6

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. In April 2015, the FASB proposed a deferral of one year for this ASU which, if adopted, would delay the effective date for us to January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of March 31, 2015, this change would result in a reclassification of $14.4 million of other current assets and $69.3 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Inventories

	March 31, 2015	December 31, 2014
	(in millions)
Finished goods	$927.6	$899.9
Work in progress	101.4	87.8
Raw materials	188.0	181.3

Inventories	$1,217.0	$1,169.0

4. Property, Plant and Equipment

	March 31, 2015	December 31, 2014
	(in millions)
Land	$20.1	$20.4
Buildings and equipment	1,293.6	1,283.4
Capitalized software costs	293.8	294.7
Instruments	1,735.1	1,696.3
Construction in progress	127.6	115.8

	3,470.2	3,410.6
Accumulated depreciation	(2,169.5)	(2,121.8)

Property, plant and equipment, net	$1,300.7	$1,288.8

5. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair value
		Gains	Losses
As of March 31, 2015
Corporate debt securities	$494.2	$0.4	$(0.2)	$494.4
U.S. government and agency debt securities	133.7	—	—	133.7
Commercial paper	34.4	—	—	34.4
Certificates of deposit	37.9	—	—	37.9

Total short and long-term investments	$700.2	$0.4	$(0.2)	$700.4

As of December 31, 2014
Corporate debt securities	$516.9	$0.1	$(0.5)	$516.5
U.S. government and agency debt securities	194.3	—	—	194.3
Commercial paper	57.8	—	—	57.8
Certificates of deposit	100.3	—	—	100.3

Total short and long-term investments	$869.3	$0.1	$(0.5)	$868.9

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of March 31, 2015 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	March 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$488.3	$488.4
Due after one year through two years	211.9	212.0

Total	$700.2	$700.4

6. Other Current Liabilities

	March 31, 2015	December 31, 2014
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$100.0	$167.7
Forward starting interest rate swaps	—	59.3
Accrued liabilities	576.3	571.5

Total other current liabilities	$676.3	$798.5

7. Debt

Our debt consisted of the following (in millions):

	March 31, 2015	December 31, 2014
Long-term debt
1.450% Senior Notes due 2017	$500.0	$—
2.000% Senior Notes due 2018	1,150.0	—
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	—
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	—
3.550% Senior Notes due 2025	2,000.0	—
4.250% Senior Notes due 2035	500.0	—
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	—
Japan term loan	98.2	98.0
Other long-term debt	4.9	4.9
Debt discount	(23.1)	(1.4)
Adjustment related to interest rate swaps	31.2	24.0

Total long-term debt	$9,061.2	$1,425.5

At March 31, 2015, our total long-term debt consisted of $8.95 billion aggregate principal amount of our senior notes, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other long-term debt totaling $4.9 million.

At March 31, 2015, we also had a $4.35 billion senior credit facility (the “Senior Credit Facility”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “Biomet Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (the “Multicurrency Revolving Facility”). The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 3.0 to 1.0 in periods prior to our drawing on the Biomet Term Loan Facility, no greater than 5.0 to 1.0 for the first twelve months after we draw on the Biomet Term Loan Facility and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2015.

We plan to draw on the Biomet Term Loan Facility at the time the Biomet merger is consummated and use the proceeds to pay a portion of the cash consideration payable in the Biomet merger, pay merger-related fees and expenses and pay a portion of Biomet’s funded debt. Our ability to draw on the Biomet Term Loan Facility is conditioned upon, among other things, the consummation of the Biomet merger.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of March 31, 2015.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at March 31, 2015, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which will be used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045. If the Biomet merger has not been consummated by July 23, 2015 (plus any extension of such date), or if, prior to such date, the merger agreement is terminated, we will be obligated to redeem all of the Merger Notes at a price equal to 101 percent of the principal amount of the Merger Notes plus accrued and unpaid interest to the redemption date.

We may, at our option, redeem our senior notes, in whole or in part, at any time upon payment of the principal, any applicable make-whole premium, and accrued and unpaid interest to the date of redemption. In addition, the Merger Notes and the 3.375% Senior Notes due 2021 may be redeemed at our option without any make-whole premium at specified dates ranging from one month to six months in advance of the scheduled maturity date.

The estimated fair value of our senior notes as of March 31, 2015, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,246.1 million. The estimated fair value of the Japan Term Loan as of March 31, 2015, based upon publicly available market yield curves and the terms of the debt (Level 2), was $98.0 million.

8. Accumulated Other Comprehensive Income

Other comprehensive income (“OCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2014	$159.6	$70.1	$(0.4)	$(143.4)
OCI before reclassifications	(152.7)	52.4	0.6	—
Reclassifications	—	(21.6)	—	3.9

Balance March 31, 2015	$6.9	$100.9	$0.2	$(139.5)

The following table shows the reclassification adjustments from OCI (in millions):

Component of OCI	Amount of Gain / (Loss) Reclassified from OCI		Location on Statement of Earnings
	Three Months Ended March 31,
	2015	2014
Cash flow hedges
Foreign exchange forward contracts	$28.1	$5.0	Cost of products sold
Foreign exchange options	—	(0.1)	Cost of products sold
Forward starting interest rate swaps	(0.1)	—	Interest expense

	28.0	4.9	Total before tax
	6.4	2.9	Provision for income taxes

	$21.6	$2.0	Net of tax

Investments
Realized gains on securities	$—	$0.4	Interest income
	—	—	Provision for income taxes

	$—	$0.4	Net of tax

Defined benefit plans
Prior service cost	$1.1	$1.0	*
Unrecognized actuarial (loss)	(4.3)	(2.9)	*

	(3.2)	(1.9)	Total before tax
	0.7	—	Provision for income taxes

	$(3.9)	$(1.9)	Net of tax

Total reclassifications	$17.7	$0.5	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2015
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(152.7)	$—	$(152.7)
Unrealized cash flow hedge gains/(losses)	51.7	(0.7)	52.4
Reclassification adjustments on foreign currency hedges	(28.0)	(6.4)	(21.6)
Unrealized gains/(losses) on securities	0.6	—	0.6
Adjustments to prior service cost and unrecognized actuarial assumptions	3.2	(0.7)	3.9

Total Other Comprehensive Gain/(Loss)	$(125.2)	$(7.8)	$(117.4)

	Three Months Ended March 31, 2014
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$15.9	$—	$15.9
Unrealized cash flow hedge gains/(losses)	(3.9)	(0.8)	(3.1)
Reclassification adjustments on foreign currency hedges	(4.9)	(2.9)	(2.0)
Unrealized gains/(losses) on securities	0.1	—	0.1
Reclassification adjustments on securities	(0.4)	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.9)	—	(1.9)

Total Other Comprehensive Gain/(Loss)	$4.9	$(3.7)	$8.6

9. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$494.4	$—	$494.4	$—
U.S. government and agency debt securities	133.7	—	133.7	—
Commercial paper	34.4	—	34.4	—
Certificates of deposit	37.9	—	37.9	—

Total available-for-sale securities	700.4	—	700.4	—
Derivatives, current and long-term
Foreign currency forward contracts and options	179.7	—	179.7	—
Interest rate swaps	31.2	—	31.2	—

	$911.3	$—	$911.3	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$0.2	$—	$0.2	$—

	As of December 31, 2014
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$516.5	$—	$516.5	$—
U.S. government and agency debt securities	194.3	—	194.3	—
Commercial paper	57.8	—	57.8	—
Certificates of deposit	100.3	—	100.3	—

Total available-for-sale securities	868.9	—	868.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	125.5	—	125.5	—
Interest rate swaps	24.0	—	24.0	—

	$1,018.4	$—	$1,018.4	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$1.7	$—	$1.7	$—
Forward starting interest rate swaps	59.3	—	59.3	—

	$61.0	$—	$61.0	$—

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

We have multiple fixed-to-variable interest rate swap agreements that we have designated as fair value hedges of the fixed interest rate obligations on our 4.625% Senior Notes due 2019 and 3.375% Senior Notes due 2021. The total notional amounts are $250 million and $300 million for the 4.625% Senior Notes due 2019 and 3.375% Senior Notes due 2021, respectively. On the interest rate swap agreements for the 4.625% Senior Notes due 2019, we receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points. On the interest rate swap agreements for the 3.375% Senior Notes due 2021, we receive a fixed interest rate of 3.375 percent and pay variable interest equal to the three-month LIBOR plus an average of 99 basis points.

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of the thirty year tranche of senior notes we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the Merger Notes offering. The total notional amounts of the forward starting interest rate swaps were $1 billion and settled in March 2015 at a loss of $97.6 million. The loss will be recognized using the effective interest rate method over the maturity period of the 4.450% Senior Notes due 2045.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately reported in cost of products sold. On our condensed consolidated statement of cash flows, the settlements of these cash flow hedges are recognized in operating cash flows.

For foreign currency exchange forward contracts and options outstanding at March 31, 2015, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2015 through September 2016. As of March 31, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,228.5 million. As of March 31, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $306.4 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. Starting in 2015, the net amount of these offsetting gains/losses is recorded in other expense. In 2014 and prior periods, the net amount was recorded in cost of products sold. The 2014 presentation has been reclassified to conform to the 2015 presentation. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.7 billion per quarter.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Gain on Instrument		Loss on Hedged Item
		Three Months Ended March 31,		Three Months Ended March 31,
		2015	2014	2015	2014
Interest rate swaps	Interest expense	$7.2	$5.1	$(7.2)	$(5.1)

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2015 and 2014.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI		Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended March 31,			Three Months Ended March 31,
	2015	2014		2015	2014
Foreign exchange forward contracts	$90.0	$(3.9)	Cost of products sold	$28.1	$5.0
Foreign exchange options	—	—	Cost of products sold	—	(0.1)
Forward starting interest rate swaps	(38.3)	—	Interest expense	(0.1)	—

	$51.7	$(3.9)		$28.0	$4.9

The net amounts recognized in earnings during the three month periods ended March 31, 2015 and 2014 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2015, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $111.7 million, or $100.9 million after taxes, which is deferred in OCI. Of the net unrealized gain, $130.8 million, or $101.5 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized gain deferred in OCI and the expected reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in OCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended March 31,
		2015	2014
Foreign exchange forward contracts	Other expense	$15.2	$(2.4)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2015 and December 31, 2014, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$134.7	Other current assets	$98.7
Foreign exchange forward contracts	Other assets	66.0	Other assets	53.1
Interest rate swaps	Other assets	31.2	Other assets	24.0

Total asset derivatives		$231.9		$175.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$12.6	Other current liabilities	$16.4
Forward starting interest rate swaps	Other current liabilities	—	Other current liabilities	59.3
Foreign exchange forward contracts	Other long-term liabilities	8.6	Other long-term liabilities	—
Interest rate swaps	Other long-term liabilities	—	Other long-term liabilities	11.6

Total liability derivatives		$21.2		$87.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

	Location	As of March 31, 2015			As of December 31, 2014
Description		Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$134.7	$12.4	$122.3	$98.7	$15.9	$82.8
Cash flow hedges	Other assets	66.0	8.6	57.4	53.1	10.4	42.7

Liability Derivatives
Cash flow hedges	Other current liabilities	12.6	12.4	0.2	16.4	15.9	0.5
Cash flow hedges	Other long-term liabilities	8.6	8.6	—	11.6	10.4	1.2

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

During the second quarter of 2014, the Internal Revenue Service (“IRS”) began the audit of our U.S. federal returns for the years 2010 through 2012. During the second quarter of 2011, the IRS concluded its examination of our U.S. federal returns for years 2005 through 2007, and during the fourth quarter of 2013, the IRS concluded its examination of our U.S. federal returns for years 2008 through 2009. For years 2006 through 2009, the IRS has proposed adjustments reallocating profits between certain of our U.S. and foreign subsidiaries. During the second quarter of 2014, the IRS issued a corrected Revenue Agent Report for years 2008 through 2009, assessing a penalty with respect to a 2008 uncertain tax position. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. During the second quarter of 2014, the IRS issued a statutory notice of deficiency for the years 2005 through 2007. We are contesting this deficiency notice and we filed a petition with the U.S. Tax Court during the third quarter of 2014. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters with the IRS within the next twelve months and pay amounts for other unresolved tax matters in order to limit the potential impact of IRS interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods.

In the three month period ended March 31, 2015, our effective tax rate was 23.7 percent. Our effective tax rate was lower than the U.S. statutory income tax rate of 35.0 percent, primarily due to income earned in foreign locations with lower tax rates.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit retirement plans are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Service cost	$7.6	$6.7
Interest cost	5.5	6.4
Expected return on plan assets	(10.9)	(10.4)
Amortization of prior service cost	(1.1)	(1.0)
Amortization of unrecognized actuarial loss	4.3	2.9

Net periodic pension expense	$5.4	$4.6

We expect that we will have minimal legally required funding obligations in 2015 for our U.S. and Puerto Rico defined benefit retirement plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2015. We contributed $3.6 million to our foreign-based defined benefit plans in the three month period ended March 31, 2015 and we expect to contribute $11.0 million to these foreign-based plans during the remainder of 2015.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding for basic net earnings per share	170.0	169.1
Effect of dilutive stock options and other equity awards	2.9	2.7

Weighted average shares outstanding for diluted net earnings per share	172.9	171.8

During the three month periods ended March 31, 2015 and 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock.

14. Segment Information

We design, develop, manufacture and market orthopaedic reconstructive implants, biologics, dental implants, spinal implants, trauma products and related surgical products which include surgical supplies and instruments designed to aid in surgical procedures and post-operation rehabilitation. We also provide other healthcare-related services. We manage operations through three major geographic segments – the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; Europe, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance, and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and share-based payment expense. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Americas	$645.2	$638.7	$320.3	$312.1
Europe	298.9	326.9	110.4	109.9
Asia Pacific	190.3	195.9	96.0	91.6

Total	$1,134.4	$1,161.5

Inventory step-up and certain other inventory and manufacturing related charges			(3.9)	(11.7)
Intangible asset amortization			(20.4)	(29.2)
Special items			(87.0)	(36.6)
Global operations and corporate functions			(140.5)	(136.0)

Operating profit			$274.9	$300.1

Starting in 2015, we have removed intangible asset amortization from our reportable segment operating profit. In prior years, intangible asset amortization resulting from business combination accounting was presented in global operations and corporate functions while intangible asset amortization resulting from other intangible assets was reported in the reportable segment operating profit. The 2014 presentation has been reclassified to conform to the 2015 presentation.

Due to the change in our interim quarter-end closing convention for the majority of our international subsidiaries, net sales for our Europe and Asia Pacific operating segments in the three month period ended March 31, 2015 include sales through March 31, 2015, whereas in the three month period ended March 31, 2014, net sales for those operating segments included sales through March 25, 2014. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to our consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2015	2014
Reconstructive
Knees	$487.3	$487.9
Hips	312.2	331.7
Extremities	52.2	52.1

	851.7	871.7
Dental	55.8	61.0
Trauma	79.4	79.7
Spine	49.5	48.3
Surgical and other	98.0	100.8

Total	$1,134.4	$1,161.5

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (“Durom Cup”) in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of March 31, 2015, case specific discovery in these lawsuits was on-going. The initial trial in Santas took place in November 2014 and initial trials in McAllister and the MDL are expected to commence in the second quarter of 2015. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $471.7 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of March 31, 2015 remains consistent with our estimate as of December 31, 2014, and, accordingly, we did not record any additional expense during the three month period ended March 31, 2015. With respect to the same prior year period, we also did not record any additional expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of March 31, 2015, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover. We have a $170.3 million receivable in “Other assets” remaining on our condensed consolidated balance sheet as of March 31, 2015 for estimated insurance recoveries. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of March 31, 2015 of the remaining liability for all Durom Cup-related claims is $348.3 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $298.3 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal Multidistrict Litigation in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of March 31, 2015, discovery in these lawsuits was on-going. Bellwether trials are expected to commence in the third quarter of 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Intellectual Property-Related Claims

Patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition.

Regulatory Matters

In September 2012, we received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular

System products manufactured at our Ponce, Puerto Rico manufacturing facility. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce. As of March 31, 2015, the warning letter remains pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2014 condensed consolidated financial statements have been reclassified to conform to the 2015 presentation.

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

Executive Level Overview

Results for the Three Month Period ended March 31, 2015

Our sales for the three month period ended March 31, 2015 decreased 2 percent, primarily due to the negative effects of changes in foreign currency exchange rates. We also continued to experience pricing pressure in all our operating segments, which was offset by positive volume/mix from recent product introductions.

Our net earnings in the three month period ended March 31, 2015 decreased 20 percent compared to the same prior year period. The primary driver of the lower net earnings was expense incurred in connection with the pending Biomet merger. The three month period ended March 31, 2014 had minimal expenses related to the pending Biomet merger, since the merger was announced in the second quarter of 2014. “Special items” expense increased as we continued to incur costs in preparation for the Biomet merger. Non-operating other expense and interest expense also increased due to financing-related costs for the pending merger.

2015 Outlook

The pending Biomet merger, which we expect to close in May 2015, will have a significant impact on our 2015 operating results. This report does not include guidance for 2015 on a combined company basis.

For Zimmer on a standalone basis, we project that our net sales will continue to face significant headwinds from the U.S. Dollar strengthening against the Euro, Japanese Yen and various other currencies around the world based upon recent foreign currency exchange rates. While we expect to experience volume and mix growth from a stable joint replacement market, we expect this growth will be partially offset by continued pricing pressure.

On a Zimmer standalone basis, due to our hedging program, we project that the expected decrease in net sales caused by changes in foreign currency exchange rates will continue to be partially offset by hedge gains recognized in costs of products sold. We expect research and development (“R&D”) spending will remain similar compared to prior years as a percentage of net sales. For our selling, general and administrative (“SG&A”) expenses, we expect to continue to realize efficiencies from our operational excellence initiatives. However, since many of our fixed SG&A expenses are denominated in U.S. Dollars, such as corporate and business unit headquarter expenses, our SG&A expenses may not decrease in similar proportion to net sales decreases expected from changes in foreign currency exchange rates.

Net Sales by Operating Segment

The following table presents net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2015	2014
Americas	$645.2	$638.7	1%	4%	(2)%	(1)%
Europe	298.9	326.9	(9)	11	(2)	(18)
Asia Pacific	190.3	195.9	(3)	10	(3)	(10)

Total	$1,134.4	$1,161.5	(2)	7	(2)	(7)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,		% Inc (Dec)	Volume/ Mix	Price	Foreign Exchange
	2015	2014
Reconstructive
Knees	$487.3	$487.9	—%	9%	(3)%	(6)%
Hips	312.2	331.7	(6)	6	(3)	(9)
Extremities	52.2	52.1	—	7	(2)	(5)

	851.7	871.7	(2)	8	(3)	(7)
Dental	55.8	61.0	(9)	(2)	(1)	(6)
Trauma	79.4	79.7	—	7	—	(7)
Spine	49.5	48.3	3	8	(1)	(4)
Surgical and other	98.0	100.8	(3)	3	—	(6)

Total	$1,134.4	$1,161.5	(2)	7	(2)	(7)

The following table presents net sales by product category by region (dollars in millions):

	Three Months Ended March 31,
	2015	2014	% Inc (Dec)
Reconstructive
Knees
Americas	$295.2	$283.5	4%
Europe	120.7	131.1	(8)
Asia Pacific	71.4	73.3	(3)
Hips
Americas	145.2	150.4	(3)
Europe	103.7	115.5	(10)
Asia Pacific	63.3	65.8	(4)
Extremities
Americas	37.8	38.9	(3)
Europe	10.4	9.9	5
Asia Pacific	4.0	3.3	22

	851.7	871.7	(2)
Dental
Americas	35.3	35.0	1
Europe	17.7	20.2	(12)
Asia Pacific	2.8	5.8	(52)
Trauma
Americas	38.1	37.6	1
Europe	18.8	20.6	(9)
Asia Pacific	22.5	21.5	5
Spine
Americas	32.0	30.1	6
Europe	11.7	12.5	(6)
Asia Pacific	5.8	5.7	3
Surgical and other
Americas	61.6	63.2	(2)
Europe	15.9	17.1	(7)
Asia Pacific	20.5	20.5	—

Total	$1,134.4	$1,161.5	(2)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 7 percentage points of year-over-year sales growth during the three month period ended March 31, 2015. Volume/mix growth has been driven by new product introductions, sales in key emerging markets and from a change in the quarter-end closing convention for a majority of our international subsidiaries, which resulted in an increase to the number of billing days in the 2015 period when compared to the same prior year period. We estimate the change in the quarter-end closing convention improved volume/mix growth by 3 percentage points in the three month period ended March 31, 2015 when compared to the same prior year period.

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

Pricing Trends

Global selling prices had a negative effect of 2 percentage points on year-over-year sales during the three month period ended March 31, 2015. The majority of countries in which we operate continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the entire year, we expect lower prices will have a negative effect on sales growth of between 2 and 3 percent.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2015, changes in foreign currency exchange rates had a negative effect of 7 percentage points on year-over-year sales. If foreign currency exchange rates remain consistent with March 31, 2015 rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will continue to cause declines in sales relative to the prior year period. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales were flat in the three month period ended March 31, 2015 when compared to the same prior year period. Our knee product category has benefited from new product introductions, such as Persona® The Personalized Knee System and joint preservation solutions. However, the volume/mix growth from new product introductions has been tempered by the negative effects of changes in foreign currency exchange rates and pricing pressure in all our reporting segments. In Europe and Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three month period ended March 31, 2015 by 18 percent and 10 percent, respectively.

Persona The Personalized Knee System continues to gain traction in the various markets where we have deployed this system, while our NexGen Complete Knee Solution product line is still our leading global knee system in terms of sales. Products experiencing growth in this category, in addition to Persona The Personalized Knee System, included our joint preservation solutions and the Zimmer® Unicompartmental High Flex Knee.

Hips

Hip sales decreased by 6 percent in the three month period ended March 31, 2015 when compared to the same prior year period. Positive volume and mix trends continued to be offset by pricing pressure and the negative effects of changes in foreign currency exchange rates. In Europe and Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three month period ended March 31, 2015 by 18 percent and 11 percent, respectively.

Leading hip stem sales were the Zimmer® M/L Taper Hip Prosthesis, the Zimmer® M/L Taper Hip Prosthesis with Kinectiv® Technology and the Avenir® Müller Stem. Products experiencing growth in this category included the Wagner SL Revision® Hip Stem, the Continuum® Acetabular System, the Trilogy® IT Acetabular System, Vivacit-E® Highly Crosslinked Polyethylene Liners and BIOLOX®1 delta Heads.

Extremities

Extremities sales were flat in the three month period ended March 31, 2015 when compared to the same prior year period. We have experienced growth with some of our recently released products in this category, such

[1]	Registered trademark of CeramTec GmbH

as the Zimmer® Trabecular MetalTM Total Ankle and Nexel® Total Elbow, but this has been offset by continued pricing pressure and the negative effects of changes in foreign currency exchange rates.

Dental

Dental sales decreased by 9 percent in the three month period ended March 31, 2015 when compared to the same prior year period. In our Dental product category, in certain markets, especially in our Asia Pacific region, our customers are distributors. The timing of distributor purchases can have a significant influence on sales in those markets in any particular quarter. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales were flat in the three month period ended March 31, 2015 when compared to the same prior year period. We continued to see growth in volume/mix from our intramedullary nail systems, plates and screws and cable products, but this growth was offset by the negative effects of changes in foreign currency exchange rates. The Zimmer® Natural Nail® System and Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales increased by 3 percent in the three month period ended March 31, 2015 when compared to the same prior year period. We continue to focus on, and have had some success in, commercializing offerings across our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the Instinct® Java® System and Trabecular Metal Technology products were partially offset by a decline in sales of other spine products.

Surgical and other

Surgical and other sales decreased 3 percent in the three month period ended March 31, 2015 when compared to the same prior year period. We experienced solid volume/mix growth across most of our sub-product categories, but this was offset by the negative effects of changes in foreign currency exchange rates. Products leading sales in this category were PALACOS®2 Bone Cement, the Transposal® Fluid Waste Management System, tourniquets and wound debridement devices.

Expenses as a Percentage of Net Sales

	Three Months Ended March 31,		Inc (Dec)
	2015	2014
Cost of products sold	24.6%	26.1%	(1.5)
Research and development	4.3	4.1	0.2
Selling, general and administrative	37.5	38.3	(0.8)
Intangible asset amortization	1.8	2.5	(0.7)
Special items	7.7	3.2	4.5
Operating profit	24.2	25.8	(1.6)

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales in the three month period ended March 31, 2015 compared to the same prior year period was primarily due to higher hedge gains in the 2015 period from our foreign currency hedging program compared to the same prior year period. For derivatives which qualify as

[2]	Registered trademark of Heraeus Medical GmbH

hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. The favorable hedge gains were partially offset by increased excess and obsolete inventory charges due to increased inventory levels, and lower average selling prices.

Operating Expenses

R&D expenses and R&D as a percentage of sales increased in the three month period ended March 31, 2015 when compared to the same prior year period. The prior year period reflected a significant dedication of resources to our operational excellence initiatives. Additionally, most of our R&D activities occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates, which caused an increase in R&D as a percentage of sales. We expect R&D spending in 2015 to be between 4 and 4.5 percent of sales for the full year.

SG&A expenses and SG&A as a percentage of sales decreased in the three month period ended March 31, 2015 when compared to the same prior year period. A portion of SG&A expenses varies with sales, therefore, as sales decrease, so do the related expenses. Other drivers of reduced SG&A expense in the 2015 period included disciplined spending and lower product liability expenses when compared to the prior year period. Improvement in SG&A expenditures as a percentage of sales also reflects the effects of our operational excellence initiatives.

Intangible asset amortization decreased in the three month period ended March 31, 2015 when compared to the same prior year period. In the prior year period we reduced the estimated useful lives of certain intangible assets to zero, because we determined we would no longer utilize those assets, resulting in an additional $7.2 million being amortized immediately.

“Special items” increased in the three month period ended March 31, 2015 compared to the same prior year period. The increase was primarily the result of higher professional fees in the current year period related to the pending Biomet merger and our operational excellence initiatives. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “special items” charges.

Other Expense, Interest Income, Interest Expense, Income Taxes, Net Earnings and Segment Operating Profit

Other expense represents debt issuance costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the pending Biomet merger and for the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss. The increase in the three month period ended March 31, 2015 was due to the debt issuance costs related to the bridge credit agreement, which did not exist in the same prior year period results.

Net interest expense increased in the three month period ended March 31, 2015 due to the issuance of the Merger Notes in March 2015.

The effective tax rate (“ETR”) on earnings before income taxes for the three month period ended March 31, 2015 increased to 23.7 percent, compared to 22.7 percent in the same prior year period. The increase was primarily due to an international reorganization resulting in the release of a valuation allowance on foreign net operating loss carryforwards that occurred in the first quarter of 2014, along with non-deductible expenses incurred in 2015 related to the pending Biomet merger and lower 2015 earnings caused by changes in foreign currency exchange rates in certain foreign tax jurisdictions with lower tax rates. These unfavorable items were partially offset by increased “special items” expenses that have been incurred in higher tax jurisdictions. We anticipate that the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Net earnings of Zimmer Holdings, Inc. of $177.1 million for the three month period ended March 31, 2015 decreased 20 percent compared to the same prior year period as a result of the changes in revenues and expenses (in particular special items) discussed above. Basic and diluted earnings per share both decreased 21 percent in 2015 compared to the same prior year period.

Segment Operating Profit

For our reporting segments, operating profit increased in all segments in the three month period ended March 31, 2015 compared to the same prior year period. The increase in the Americas was due to higher sales and reduced SG&A expenses. In Europe and Asia Pacific, despite decreasing sales, our operating profit increased due to our hedging program. While changes in foreign currency exchange rates resulted in decreased sales, this decline was offset by increased hedge gains recorded in the 2015 period compared to the same prior year period, resulting in improved gross profit margins. The improved gross profit margins drove operating profit results, as operating expenses as a percentage of net sales in these segments remained similar to the prior year.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” intangible asset amortization, “Special items,” other expenses related to financing obtained for the pending Biomet merger, the interest expense incurred on the Merger Notes during the period prior to the consummation of the Biomet merger and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month period ended March 31, 2015 was $272.8 million, compared to $274.5 million in the same prior year period. Our non-GAAP adjusted diluted earnings per share for the three month period ended March 31, 2015 was $1.58, compared to $1.60 in the same prior year period.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes.

	Three Months Ended March 31,
(In millions)	2015	2014
Net Earnings of Zimmer Holdings, Inc.	$177.1	$221.5
Inventory step-up and other inventory and manufacturing related charges	3.9	11.7
Intangible asset amortization	20.4	29.2
Special items	87.0	36.6
Other expense on Biomet merger financing	19.5	—
Interest expense on the Merger Notes	8.5	—
Taxes on above items*	(43.6)	(24.5)

Adjusted Net Earnings	$272.8	$274.5

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended March 31,
	2015	2014
Diluted EPS	$1.02	$1.29
Inventory step-up and other inventory and manufacturing related charges	0.02	0.07
Intangible asset amortization	0.12	0.17
Special items	0.51	0.21
Other expense on Biomet merger financing	0.11	—
Interest expense on the Merger Notes	0.05	—
Taxes on above items*	(0.25)	(0.14)

Adjusted Diluted EPS	$1.58	$1.60

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $91.5 million in the three month period ended March 31, 2015, compared to $188.8 million in the same prior year period. The principal source of cash from operating activities was net earnings. Non-cash items included in net earnings accounted for another $102.3 million of operating cash in the 2015 period. All other items of operating cash flows reflect a use of $187.6 million of cash in the three month period ended March 31, 2015, compared to a use of $147.0 million in the same 2014 period.

The decreased cash flows provided by operating activities in the 2015 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015 when we issued $7.65 billion of senior notes and the increased expenses incurred for the pending Biomet merger. These unfavorable items were partially offset by lower tax payments in the 2015 period. In the prior year period, we made significant tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges.

At March 31, 2015, we had 66 days of sales outstanding in trade accounts receivable, which was 2 days less than at March 31, 2014. Our days of sales outstanding reflect the reimbursement patterns of the healthcare industry in the markets where we compete. Collection of trade accounts receivable is influenced by insurance reimbursements and government budgets, among other things. Days of sales outstanding are lowest in our Americas reporting segment, as the U.S. healthcare system has a higher percentage of private-pay insurers who generally pay more quickly than government-based healthcare systems. In our Europe and Asia Pacific reporting segments, days of sales outstanding are higher, as healthcare is typically sponsored by governments, which tend to pay more slowly. Additionally, there are some seasonal trends in our days of sales outstanding, as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Our days of sales outstanding in the past three years have ranged between 64 and 73 days. We were at the low end of this range as of March 31, 2015 due to improved collections in Europe in late 2014. Additionally, since changes in foreign currency exchange rates have decreased sales and related accounts receivable balances in Europe and Asia Pacific, the Americas makes up a larger portion of this metric, which results in lower days of sales outstanding.

At March 31, 2015, we had 389 days of inventory on hand, an increase of 55 days compared to March 31, 2014. In order to maintain high service levels to our hospital customers in numerous geographic regions, we consign inventory to them, including all the various sizes of a particular product, so that our products are available when needed for a surgical procedure. As a result, we have a significant amount of inventory on hand. There are some seasonal trends in our days of inventory on hand, as it usually trends higher in our third quarter due to lower sales volumes and is lower in our fourth quarter when sales volumes are at their highest. Other factors that can affect our days of inventory on hand include the buildup of inventory for new product launches and the level of excess and obsolete inventory charges and gains/losses related to foreign currency that are reported in cost of products sold in any particular period. Our days of inventory on hand in the past three years has ranged between 285 and 389 days. As of March 31, 2015, our days of inventory on hand was at the high end of this range. The higher inventory balance and days of inventory on hand were driven by the ongoing global commercialization of new product offerings and the effects of placing more inventory into distributor and hospital consignment. The higher days of inventory on hand was also impacted by significant hedge gains recognized in cost of products sold, which decreased the amount of expense used in the days of inventory on hand calculation. Meanwhile, a majority of our inventory is produced and held in a U.S. Dollar environment, which means the inventory balance used in the inventory on hand calculation is not significantly impacted by changes in foreign currency exchange rates.

Cash flows provided by investing activities were $67.9 million in the three month period ended March 31, 2015, compared to a use of cash of $98.4 million in the same prior year period. We continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System, as that system gets deployed around the world. We also continued to invest in other property, plant and equipment at levels necessary to complete new product-related investments and to replace older machinery and equipment. We invest some of our cash and cash equivalents in highly-rated debt securities. The purchases and any sales or maturities of these investments are reflected as cash flows from investing activities. The timing of these investments can vary from quarter to quarter depending on the maturity of the debt securities and other cash and cash equivalent needs. Since we anticipate needing cash for the pending Biomet merger, we have not invested as much cash into investments in the 2015 period.

Cash flows provided by financing activities were $7,568.6 million in the three month period ended March 31, 2015, compared to a use of cash of $290.7 million in the same prior year period. We issued the Merger Notes in the 2015 period in anticipation of the pending Biomet merger, which resulted in proceeds from the notes and related debt issuance costs. Additionally, with an increase in stock price throughout 2014, many employees exercised stock options in the prior year. Accordingly, there were fewer stock options outstanding at the end of 2014 leading to fewer option exercises in the three month period ended March 31, 2015, compared to the same prior year period.

In February 2015, our Board of Directors declared cash dividends of $0.22 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

As of March 31, 2015, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. Due to the pending merger with Biomet, we suspended repurchases after the first quarter of 2014. Upon completion of the merger, in the near to medium term we intend to use available cash for debt repayment and dividends.

As discussed more completely in Note 11 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have recorded a short-term liability of $50.0 million and long-term liability of $298.3 million related to Durom Cup product liability claims. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. We have received an initial amount of the insurance proceeds we estimate to recover. We have a long-term receivable of $170.3 million remaining for future expected reimbursements from our insurance carriers.

At March 31, 2015 we had ten tranches of senior notes outstanding as follows (dollars in millions):

Principal	Interest Rate	Maturity Date
$500.0	1.450%	April 1, 2017
1,150.0	2.000	April 1, 2018
500.0	4.625	November 30, 2019
1,500.0	2.700	April 1, 2020
300.0	3.375	November 30, 2021
750.0	3.150	April 1, 2022
2,000.0	3.550	April 1, 2025
500.0	4.250	August 15, 2035
500.0	5.750	November 30, 2039
1,250.0	4.450	August 15, 2045

We expect to fund the $10.35 billion cash portion of the Biomet merger with existing cash on hand, the proceeds from the issuance in March 2015 of $7.65 billion aggregate principal amount of the Merger Notes, as well as proceeds to be obtained from drawing on the Biomet Term Loan Facility. Since we have now issued the Merger Notes, a $7.66 billion bridge credit agreement that we entered into in 2014 that could have been used to fund a portion of the merger consideration and expenses has expired.

We may, at our option, redeem our senior notes, in whole or in part, at any time upon payment of the principal, any applicable make-whole premium, and accrued and unpaid interest to the date of redemption. In addition, the Merger Notes and the 3.375% Senior Notes due 2021 may be redeemed at our option without any make-whole premium at specified dates ranging from one month to six months in advance of the scheduled maturity date.

If the Biomet merger has not been consummated by July 23, 2015 (plus any extension of such date), or if, prior to such date, the merger agreement is terminated, we will be obligated to redeem all of the Merger Notes at a price equal to 101 percent of the principal amount of the Merger Notes plus accrued and unpaid interest to the redemption date.

We have a $4.35 billion Senior Credit Facility that contains: (i) the 5-year unsecured Biomet Term Loan Facility in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of March 31, 2015. Our ability to draw on the Biomet Term Loan Facility is conditioned upon, among other things, the consummation of the Biomet merger. The Biomet Term Loan Facility will mature five years after the initial borrowing. Borrowings under the Biomet Term Loan Facility may only be used by us to fund, in part, the Biomet merger, including the payment of any indebtedness of LVB and its subsidiaries, and to pay all or a portion of the costs incurred by us in connection with the Biomet merger. We must reduce unused commitments under the Biomet Term Loan Facility and prepay the borrowings under the Biomet Term Loan Facility with any net cash proceeds received from specified asset sales, issuances or sales of equity and incurrences of borrowed money indebtedness, subject to certain exceptions. The commitments under the Biomet Term Loan Facility automatically terminate on the earliest to occur of (i) drawing on the Biomet Term Loan Facility; (ii) July 23, 2015 (as such date may be extended pursuant to the merger agreement); or (iii) termination of the merger agreement.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 3.0 to 1.0 in periods prior to our drawing on the Biomet Term Loan Facility, no greater than 5.0 to 1.0 for the first twelve months after we draw on the Biomet Term Loan Facility and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of March 31, 2015.

Commitments under the Senior Credit Facility are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating. On the Biomet Term Loan Facility, we pay a fee on the daily actual unused commitment for the period from and including July 23, 2014, through the day the commitment terminates.

We have a Japan Term Loan agreement with one of the lenders under the Senior Credit Facility for 11.7 billion Japanese Yen that will mature on May 31, 2018. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have other available uncommitted credit facilities totaling $32.3 million.

After we announced the pending Biomet merger, Standard and Poor’s Ratings Services (S&P) placed our corporate credit and senior note ratings on CreditWatch with negative implications and indicated that it expects to lower such ratings to BBB when the Biomet merger is completed. Moody’s Investor Services has our existing senior note ratings under review for downgrade and expects to lower those ratings to Baa3 with a stable outlook when the Biomet merger is completed.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2015, we had short-term and long-term investments in debt securities with a fair value of $700.4 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly rated and we believe the risk of default by the issuers is low.

As of March 31, 2015, $1,226.4 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $927.4 million of this amount is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of March 31,2015, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $181.5 million. With allowances for doubtful accounts of $9.3 million recorded in those countries, the net balance was $172.2 million, representing 21 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $158.1 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2017. In April 2015, the FASB proposed a deferral of one year for this ASU which, if adopted, would delay the effective date for us to January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of March 31, 2015, this change would result in a reclassification of $14.4 million of other current assets and $69.3 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three month period ended March 31, 2015 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the inability to obtain regulatory approvals of our proposed merger (the “Merger”) with the parent of Biomet (including the approval of antitrust authorities necessary to complete the Merger) on the terms desired or anticipated;

•	the timing of such regulatory approvals and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Merger;

•	the risk that a condition to closing the Merger may not be satisfied on a timely basis or at all;

•	the risk that the proposed Merger fails to close for any other reason;

•	the risks and uncertainties related to our ability to successfully integrate our operations, products, employees and distributors and those of Biomet;

•	the possibility that the anticipated synergies and other benefits from the Merger will not be realized, or will not be realized within the expected time periods;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to the Merger;

•	the effect of the announcement of the proposed Merger on our relationships and Biomet’s relationships with our respective customers, vendors and lenders and on our respective operating results and businesses generally;

•	the outcome of any legal proceedings related to the proposed Merger;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, including the impact of the U.S. excise tax on medical devices, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2014 contains discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Item lA.	Risk Factors

Except as set forth below, there have been no material changes in the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

The risk factor entitled “We will incur substantial additional indebtedness in connection with the merger and may not be able to meet all of our debt obligations” is revised as follows:

We will incur substantial additional indebtedness in connection with the Biomet merger and may not be able to meet all of our debt obligations.

In connection with the Biomet merger, we expect to use the proceeds from the $3.0 billion Biomet Term Loan Facility as well as proceeds from the $7.65 billion aggregate amount of Merger Notes we issued in March 2015 to finance, in part, the cash consideration for the Biomet merger, pay fees and expenses incurred in connection with the Biomet merger and pay off all of Biomet’s funded debt. Our debt outstanding as of March 31, 2015 was approximately $9.1 billion and, giving effect to the borrowing of $3.0 billion under the Biomet Term Loan Facility, the consummation of the Biomet merger and the payment in full of all of Biomet’s funded debt, the combined company’s debt is anticipated to be approximately $12.1 billion. As of March 31, 2015, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the following 12 months would, in the absence of the Biomet merger, have been approximately $64.0 million. As a result of the increase in debt related to the Biomet merger, demands on the combined company’s cash resources will increase after the completion of the Biomet merger. The increased level of debt could, among other things:

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

During the three month period ended March 31, 2015, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

4.1	Third Supplemental Indenture, dated as of March 19, 2015, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 19, 2015)

4.2	Form of $500,000,000 aggregate principal amount of 1.450% Notes due 2017 (incorporated by reference to Exhibit 4.1 above)

4.3	Form of $1,150,000,000 aggregate principal amount of 2.000% Notes due 2018 (incorporated by reference to Exhibit 4.1 above)

4.4	Form of $1,500,000,000 aggregate principal amount of 2.700% Notes due 2020 (incorporated by reference to Exhibit 4.1 above)

4.5	Form of $750,000,000 aggregate principal amount of 3.150% Notes due 2022 (incorporated by reference to Exhibit 4.1 above)

4.6	Form of $2,000,000,000 aggregate principal amount of 3.550% Notes due 2025 (incorporated by reference to Exhibit 4.1 above)

4.7	Form of $500,000,000 aggregate principal amount of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.1 above)

4.8	Form of $ 1,250,000,000 aggregate principal amount of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.1 above)

4.9	Amendment No. 1, dated as of March 30, 2015, to Stockholders Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2015)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities .Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER HOLDINGS. INC.
(Registrant)

Date: May 7, 2015	By:	/s/ James T. Crines
James T. Crines
Executive Vice President, Finance and Chief Financial Officer

Date: May 7, 2015	By:	/s/ Derek M. Davis
Derek M. Davis
Vice President, Finance and Corporate Controller and Chief Accounting Officer