Form 10-Q
period 2015-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2015-08-10
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

Commission File Number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580

(Address of principal executive offices)

Telephone: (574) 267-6131

ZIMMER HOLDINGS, INC.

(Former name, former address and former fiscal year, if changed since last report)

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

As of July 27, 2015, 203,365,204 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2015

Page
Part I—Financial Information

Item 1.
Financial Statements (unaudited)
Condensed Consolidated Statements of Earnings for the Three and Six Months Ended June 30, 2015 and 2014	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014	4
Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6
Notes to Interim Condensed Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.
Controls and Procedures	47

Part II—Other Information

Item 1.
Legal Proceedings	48

Item 1A.
Risk Factors	48

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 3.
Defaults Upon Senior Securities	59

Item 4.
Mine Safety Disclosures	59

Item 5.
Other Information	59

Item 6.
Exhibits	60

Signatures	61

Part I—Financial Information

Item 1.	Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Sales	$1,167.6	$1,182.9	$2,302.0	$2,344.4
Cost of products sold	290.5	331.6	569.2	635.3

Gross Profit	877.1	851.3	1,732.8	1,709.1

Research and development	51.4	48.0	99.8	95.4
Selling, general and administrative	445.1	436.1	870.1	880.6
Intangible asset amortization	33.0	22.2	53.4	51.4
Certain claims (Note 16)	7.7	21.8	7.7	21.8
Special items (Note 2)	469.4	62.3	556.4	98.9

Operating expenses	1,006.6	590.4	1,587.4	1,148.1

Operating (Loss) Profit	(129.5)	260.9	145.4	561.0
Other expense, net	(4.0)	(11.6)	(26.6)	(13.3)
Interest income	2.5	2.9	5.1	5.4
Interest expense	(82.7)	(15.8)	(105.8)	(30.8)

(Loss) Earnings before income taxes	(213.7)	236.4	18.1	522.3
(Benefit) Provision for income taxes	(55.5)	60.3	(0.5)	125.1

Net (loss) earnings	(158.2)	176.1	18.6	397.2
Less: Net loss attributable to noncontrolling interest	(0.2)	(0.4)	(0.5)	(0.8)

Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(158.0)	$176.5	$19.1	$398.0

(Loss) Earnings Per Common Share
Basic	$(0.91)	$1.05	$0.11	$2.36
Diluted	$(0.91)	$1.03	$0.11	$2.32

Weighted Average Common Shares Outstanding
Basic	173.0	168.4	171.5	168.7
Diluted	173.0	171.0	174.2	171.4

Cash Dividends Declared Per Common Share	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) earnings	$(158.2)	$176.1	$18.6	$397.2
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	27.8	(12.3)	(124.9)	3.6
Unrealized cash flow hedge gains/(losses), net of tax	(13.1)	(8.3)	39.3	(11.4)
Reclassification adjustments on foreign currency hedges, net of tax	(25.1)	(2.7)	(46.7)	(4.7)
Unrealized gains on securities, net of tax	(0.1)	0.1	0.5	0.2
Reclassification adjustments on securities, net of tax	—	—	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.5	3.6	5.4	1.7

Total Other Comprehensive (Loss)	(9.0)	(19.6)	(126.4)	(11.0)

Comprehensive (Loss) Income	(167.2)	156.5	(107.8)	386.2
Comprehensive gain/(loss) attributable to the noncontrolling interest	(0.2)	(0.4)	—	(0.8)

Comprehensive (Loss) Income attributable to Zimmer Biomet Holdings, Inc.	$(167.0)	$156.9	$(107.8)	$387.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,424.6	$1,083.3
Short-term investments	459.0	612.5
Accounts receivable, less allowance for doubtful accounts	1,490.3	912.1
Inventories	2,441.4	1,169.0
Prepaid expenses and other current assets	551.7	193.7
Deferred income taxes	384.5	318.4

Total Current Assets	6,751.5	4,289.0
Property, plant and equipment, net	1,998.6	1,288.8
Goodwill	7,730.7	2,514.2
Intangible assets, net	9,941.5	603.5
Other assets	781.7	939.2

Total Assets	$27,204.0	$9,634.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$268.2	$167.1
Income taxes payable	134.0	72.4
Current portion of long-term debt	300.0	—
Other current liabilities	1,460.9	798.5

Total Current Liabilities	2,163.1	1,038.0
Long-term income tax payable	358.8	181.7
Deferred income taxes	2,363.2	45.9
Other long-term liabilities	443.2	421.0
Long-term debt	11,749.8	1,425.5

Total Liabilities	17,078.1	3,112.1

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 301.9 million shares issued in 2015 (268.4 million in 2014)	3.0	2.7
Paid-in capital	8,110.0	4,330.7
Retained earnings	8,232.3	8,285.2
Accumulated other comprehensive income	(40.5)	85.9
Treasury stock, 98.6 million shares in 2015 (98.7 million shares in 2014)	(6,180.7)	(6,183.7)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	10,124.1	6,520.8
Noncontrolling interest	1.8	1.8

Total Stockholders’ Equity	10,125.9	6,522.6

Total Liabilities and Stockholders’ Equity	$27,204.0	$9,634.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net earnings	$18.6	$397.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	188.6	192.3
Share-based compensation	21.2	24.2
Non-cash Biomet merger consideration compensation expense	164.1	—
Income tax benefit from stock option exercises	74.0	28.8
Excess income tax benefit from stock option exercises	(9.1)	(8.6)
Inventory step-up	10.5	4.2
Gain on divestiture of assets	(18.9)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	30.5	(114.4)
Receivables	(59.3)	(14.7)
Inventories	(149.9)	(85.2)
Accounts payable and accrued expenses	95.8	(1.7)
Other assets and liabilities	(87.8)	20.8

Net cash provided by operating activities	278.3	442.9

Cash flows provided by (used in) investing activities:
Additions to instruments	(104.0)	(112.0)
Additions to other property, plant and equipment	(64.8)	(63.4)
Purchases of investments	(152.6)	(783.3)
Sales of investments	398.9	691.4
Proceeds from divestiture of assets	24.1	—
Biomet acquisition, net of acquired cash	(7,812.9)	—
Investments in other assets	(9.4)	(1.4)

Net cash used in investing activities	(7,720.7)	(268.7)

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	7,628.2	—
Proceeds from term loan	3,000.0	—
Redemption of senior notes	(2,740.0)	—
Net proceeds under revolving credit facilities	0.9	0.5
Dividends paid to stockholders	(74.7)	(70.9)
Proceeds from employee stock compensation plans	34.6	218.9
Excess income tax benefit from stock option exercises	9.1	8.6
Debt issuance costs	(58.4)	(47.7)
Repurchase of common stock	—	(400.5)

Net cash provided by (used in) financing activities	7,799.7	(291.1)

Effect of exchange rates on cash and cash equivalents	(16.0)	5.0

Increase (decrease) in cash and cash equivalents	341.3	(111.9)
Cash and cash equivalents, beginning of year	1,083.3	1,080.6

Cash and cash equivalents, end of period	$1,424.6	$968.7

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2014 Annual Report on Form 10-K filed by Zimmer Biomet Holdings, Inc. Beginning January 1, 2015, we changed our quarter-end closing convention for the majority of our international subsidiaries, which, in the case of the three and six month periods ended June 30, 2015, resulted in a change of that quarter-end close from June 25 to June 30. As a consequence, our results of operations for the six month period ended June 30, 2015 include up to four more billing days for such international subsidiaries than were included in our results of operations for the six month period ended June 30, 2014. This change did not result in a significant difference in the number of billing days for the three month period ended June 30, 2015. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to the consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

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

On June 24, 2015 (the “Closing Date”), we completed our merger with LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), by acquiring 100 percent of LVB’s voting interests (sometimes hereinafter referred to as the “Biomet merger” or the “merger”). For more information on the merger, see Note 3. In connection with the merger, we changed our name from Zimmer Holdings, Inc. to Zimmer Biomet Holdings, Inc.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only. “Zimmer” used alone refers to the business or information of us and our subsidiaries on a stand-alone basis without inclusion of the business or information of LVB or any of its subsidiaries. Unless the context indicates or requires otherwise, references to “LVB” and “Biomet” refer to LVB and its subsidiaries.

2. Significant Accounting Policies

Special Items—We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Biomet merger-related
Merger consideration compensation expense	$164.1	$—	$164.1	$—
Retention plans	73.0	—	73.0	—
Consulting and professional fees	62.4	13.7	86.6	13.7
Employee severance	64.5	—	64.9	—
Dedicated project personnel	8.1	—	9.1	—
Relocated facilities	0.9	—	0.9	—
Contract terminations	15.9	—	15.9	—
Other	1.7	—	1.9	—

Other
Consulting and professional fees	39.6	27.0	79.3	42.0
Employee severance	0.7	—	0.8	0.9
Dedicated project personnel	10.1	10.9	22.5	21.8
Impairment/loss on disposal of assets	—	4.6	2.3	5.9
Certain R&D agreements	—	—	—	4.5
Relocated facilities	—	—	0.5	0.7
Distributor acquisitions	—	0.4	—	0.4
Certain litigation matters	20.3	—	20.3	—
Contract terminations	—	2.2	—	2.2
Contingent consideration adjustments	—	(0.1)	2.3	0.4
Accelerated software amortization	—	1.5	1.5	3.0
Other	8.1	2.1	10.5	3.4

Special items	$469.4	$62.3	$556.4	$98.9

Pursuant to the Biomet merger agreement, all outstanding LVB stock options and LVB stock-based awards vested immediately prior to the effective time of the merger, and holders of LVB stock options and LVB stock-based awards received a portion of the aggregate merger consideration. Some LVB stock options and LVB stock-based awards were already vested under the terms of LVB’s equity incentive plans. We accounted for the fair value of the consideration we paid in exchange for previously vested LVB stock options and LVB stock-based awards as consideration to complete the merger. As part of the merger agreement terms, all previously unvested LVB stock options and LVB stock-based awards vested immediately prior to the effective time of the merger. Under LVB’s equity incentive plans, unvested LVB stock options and LVB stock-based awards would have otherwise been forfeited. We have concluded that the discretionary accelerated vesting of unvested LVB stock options and LVB stock-based awards was for the economic benefit of the combined company, and, therefore, we classified the fair value of the merger consideration we paid to holders of such unvested LVB stock options and LVB stock-based awards of $164.1 million as compensation expense.

Pursuant to the LVB merger agreement, retention plans were established for certain Biomet employees and third-party sales agents. Retention payments were earned by employees and third-party sales agents who remained with Biomet through the Closing Date. We recognized $73.0 million of expense resulting from these retention plans.

After the Closing Date, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to the initial phase of these integration plans that were recognized in the three and six month periods ended June 30, 2015 as part of “Special items” primarily related to termination of redundant management employees. During the remainder of 2015, we expect to recognize additional employee termination severance and contract termination expense related to termination of agreements with independent agents, distributors, suppliers and lessors as we continue to implement our integration plans. Our integration plans are expected to last through 2018. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance, Closing Date	$—	$—	$—
Additions	64.5	15.9	80.4
Cash Payments	—	—	—

Balance, June 30, 2015	$64.5	$15.9	$80.4

Since the Closing Date occurred just prior to June 30, 2015, no significant cash payments for these items were made during the three month period ended June 30, 2015. However, it is expected that the majority of these employee termination benefits and contract termination liabilities noted above will be paid during the second half of 2015.

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of June 30, 2015, this change would result in a reclassification of $11.9 million of other current assets and $68.6 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Biomet Merger

On the Closing Date, we completed our merger with LVB, the parent company of Biomet. We paid $12,030.3 million in cash and stock and assumed Biomet’s senior notes. The fair value of the principal amount of the senior notes was $2,740.0 million, which we repaid in full prior to June 30, 2015. The merger positions us as a leader in the nearly $50 billion musculoskeletal industry. Our product portfolio now includes Biomet’s legacy product lines, including knee and hip reconstructive products; sports medicine, extremities and trauma products; spine, bone healing, and microfixation products; dental reconstructive products; and cement, biologics and other products. Our larger scale provides for increased competitiveness in core franchises and a stronger presence in emerging markets. The merger puts us in position to accelerate revenue growth through cross-selling opportunities between our legacy product portfolios and sales force specialization. The combination of our research and development (“R&D”) functions will allow us to allocate a greater portion of the combined R&D spending towards innovations to address unmet needs and create new-market adjacencies. We also expect to realize operational synergies to enhance value for stockholders.

In order to consummate the merger under applicable antitrust laws and regulations in certain countries, we had to divest certain product line rights and assets. As a result, we recognized a net gain of $18.9 million in non-operating other expense, net in the three and six month periods ended June 30, 2015.

We funded the cash portion of the merger consideration with available cash on hand, as well as proceeds from a $3.0 billion senior unsecured term loan and $7.65 billion in senior unsecured notes issued in March 2015. See Note 8 for further information regarding these debt instruments.

The aggregate merger consideration paid was $12,030.3 million, consisting of $8,307.6 million of cash and 32.7 million shares of our common stock valued at $3,722.7 million. The value of our common stock was based upon a stock price of $113.83 per share using the average of the high and low trading prices on the Closing Date. As discussed in Note 2, $164.1 million of the cash and common stock consideration was allocated to compensation expense due to the acceleration of the vesting of unvested LVB stock options and LVB stock-based awards in connection with the merger. Therefore, the amount of merger consideration utilized for the purchase method of accounting was $11,866.2 million.

The merger was accounted for under the purchase method of accounting. Accordingly, LVB’s results of operations have been included in our consolidated results of operations subsequent to the Closing Date, and LVB’s assets and liabilities were recorded at their estimated fair values in our consolidated statement of financial position as of the Closing Date, with the excess of the purchase price over the estimated fair values being allocated to goodwill. During the three and six month periods ended June 30, 2015, the post-merger net sales and operating loss that Biomet contributed to our consolidated results were $59.9 million and $(288.2) million, respectively. This net operating loss was driven by $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards, $73.0 million of retention plan expense, severance expense, inventory step-up expense and intangible asset amortization.

The purchase price allocation as of June 30, 2015 is preliminary. The preliminary purchase price allocation is based on publicly available financial information of LVB, our informed insights into the industries in which LVB competed, and discussions with LVB’s management. The estimation of fair values requires a complex series of judgments about future events and uncertainties which will take us some time to compile. Additionally, we plan to engage external experts to assist us in the estimation of fair value for certain assets. For these reasons, among others, there may be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year from the Closing Date.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the Closing Date (in millions):

As of June 24, 2015
Cash	$494.8
Accounts receivable, net	544.7
Inventory	1,161.7
Other current assets	202.3
Property, plant and equipment	699.4
Intangible assets not subject to amortization:
Trademarks and trade names	515.0
Intangible assets subject to amortization:
Technology	3,053.0
Customer relationships	5,829.0
Other assets	29.5
Goodwill	5,292.5

Total assets acquired	17,821.9

Current liabilities	588.9
Long-term debt	2,740.0
Deferred taxes	2,568.6
Other long-term liabilities	58.2

Total liabilities assumed	5,955.7

Net assets acquired	$11,866.2

The weighted-average amortization period selected for technology and customer relationship intangible assets was 20 years and 24 years, respectively. The weighted-average amortization period may change in the future based upon our final estimates of fair value.

The goodwill is generated from the operational synergies we expect to achieve from our combined operations. Due to the short period of time between the Closing Date and the filing date of this report on Form 10-Q and based upon the preliminary nature of the fair value estimates, we have not been able to compile the necessary information to allocate the goodwill to our operating segments. None of the goodwill is expected to be deductible for tax purposes.

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Unallocated	Total
Balance at December 31, 2014
Goodwill	$1,666.2	$1,067.7	$153.3	$—	$2,887.2
Accumulated impairment losses	(373.0)	—	—	—	(373.0)

	1,293.2	1,067.7	153.3	—	2,514.2
Biomet merger	—	—	—	5,292.5	5,292.5
Currency translation	(4.7)	(66.3)	(5.0)	—	(76.0)

Balance at June 30, 2015
Goodwill	1,661.5	1,001.4	148.3	5,292.5	8,103.7
Accumulated impairment losses	(373.0)	—	—	—	(373.0)

	$1,288.5	$1,001.4	$148.3	$5,292.5	$7,730.7

The following sets forth unaudited pro forma financial information derived from (i) the unaudited financial statements of Zimmer for the three and six month periods ended June 30, 2015 and 2014; and (ii) the unaudited financial statements of LVB for the periods January 1, 2015 to June 23, 2015 and for the three and six month periods ended June 30, 2014. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net Sales	$1,892.3	$2,016.6	$3,834.1	$4,017.8
Net Earnings	$46.0	$194.9	$268.0	$139.1

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as inventory step-up, amortization of acquired intangible assets and interest expense on debt incurred to finance the merger. Material, nonrecurring pro forma adjustments directly attributable to the Biomet merger include:

•	The $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards was removed from net earnings for the three and six month periods ended June 30, 2015 and recognized as an expense in the three and six month periods ended June 30, 2014.

•	The $73.0 million of retention plan expense was removed from net earnings for the three and six month periods ended June 30, 2015 and recognized as an expense in the three and six month periods ended June 30, 2014.

4. Inventories

	June 30, 2015	December 31, 2014
	(in millions)
Finished goods	$2,009.8	$899.9
Work in progress	148.3	87.8
Raw materials	283.3	181.3

Inventories	$2,441.4	$1,169.0

Finished goods include $494.8 million to step-up the acquired Biomet inventory to fair value.

5. Property, Plant and Equipment

	June 30, 2015	December 31, 2014
	(in millions)
Land	$41.5	$20.4
Buildings and equipment	1,619.2	1,283.4
Capitalized software costs	295.0	294.7
Instruments	2,111.1	1,696.3
Construction in progress	146.5	115.8

	4,213.3	3,410.6
Accumulated depreciation	(2,214.7)	(2,121.8)

Property, plant and equipment, net	$1,998.6	$1,288.8

6. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of June 30, 2015
Corporate debt securities	$433.1	$0.2	$(0.2)	$433.1
U.S. government and agency debt securities	121.9	—	—	121.9
Commercial paper	34.4	—	—	34.4
Certificates of deposit	31.0	—	—	31.0

Total short and long-term investments	$620.4	$0.2	$(0.2)	$620.4

As of December 31, 2014
Corporate debt securities	$516.9	$0.1	$(0.5)	$516.5
U.S. government and agency debt securities	194.3	—	—	194.3
Commercial paper	57.8	—	—	57.8
Certificates of deposit	100.3	—	—	100.3

Total short and long-term investments	$869.3	$0.1	$(0.5)	$868.9

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of June 30, 2015 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$459.0	$459.0
Due after one year through two years	161.4	161.4

Total	$620.4	$620.4

7. Other Current Liabilities

	June 30, 2015	December 31, 2014
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$356.3	$167.7
License and service agreements	212.9	100.2
Forward starting interest rate swaps	—	59.3
Litigation settlement accrual (Note 16)	90.3	70.0
Accrued liabilities	801.4	401.3

Total other current liabilities	$1,460.9	$798.5

8. Debt

Our debt consisted of the following (in millions):

	June 30, 2015	December 31, 2014
Current portion of long-term debt
U.S. Term Loan	$300.0	$—

Long-term debt
1.450% Senior Notes due 2017	$500.0	$—
2.000% Senior Notes due 2018	1,150.0	—
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	—
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	—
3.550% Senior Notes due 2025	2,000.0	—
4.250% Senior Notes due 2035	500.0	—
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	—
U.S. Term Loan	2,700.0	—
Japan Term Loan	94.4	98.0
Other long-term debt	4.9	4.9
Debt discount	(22.7)	(1.4)
Adjustment related to interest rate swaps	23.2	24.0

Total long-term debt	$11,749.8	$1,425.5

At June 30, 2015, our total debt consisted of $8.95 billion aggregate principal amount of our senior notes, a $3.0 billion U.S. term loan (“U.S. Term Loan”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt totaling $5.4 million.

The U.S. term loan is part of our $4.35 billion senior credit facility (the “Senior Credit Facility”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “U.S. Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (the “Multicurrency Revolving Facility”). The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2015.

On June 24, 2015, we borrowed $3.0 billion under the U.S. Term Loan Facility to fund a portion of the Biomet merger. Under the terms of the U.S. Term Loan Facility, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of June 30, 2015.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at June 30, 2015, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

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

Between the Closing Date and June 30, 2015, we repaid the Biomet senior notes we assumed in the merger. The fair value of the principal amount plus interest was $2,798.6 million. These senior notes required us to pay a call premium in excess of the fair value of the notes when they were repaid. As a result, we recognized $22.0 million in non-operating other expense, net related to this call premium.

The estimated fair value of our senior notes as of June 30, 2015, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,815.2 million. The estimated fair value of the Japan Term Loan as of June 30, 2015, based upon publicly available market yield curves and the terms of the debt (Level 2), was $94.1 million. The carrying value of the U.S. Term Loan approximates fair value as it bears interest at short-term variable market rates.

9. Accumulated Other Comprehensive Income

Other comprehensive income (“OCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and, therefore, the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 13 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2014	$159.6	$70.1	$(0.4)	$(143.4)
OCI before reclassifications	(124.9)	39.3	0.5	—
Reclassifications	—	(46.7)	—	5.4

Balance June 30, 2015	$34.7	$62.7	$0.1	$(138.0)

The following table shows the reclassification adjustments from OCI (in millions):

Component of OCI	Amount of Gain / (Loss) Reclassified from OCI				Location on Statement of Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cash flow hedges
Foreign exchange forward contracts	$33.1	$6.7	$61.2	$11.7	Cost of products sold
Foreign exchange options	—	(0.1)	—	(0.2)	Cost of products sold
Forward starting interest rate swaps	(0.4)	—	(0.5)	—	Interest expense

	32.7	6.6	60.7	11.5	Total before tax
	7.6	3.9	14.0	6.8	Provision for income taxes

	$25.1	$2.7	$46.7	$4.7	Net of tax

Investments
Realized gains on securities	$—	$—	$—	$0.4	Interest income
	—	—	—	—	Provision for income taxes

	$—	$—	$—	$0.4	Net of tax

Defined benefit plans
Prior service cost	$1.2	$0.9	$2.3	$1.9	*
Unrecognized actuarial (loss)	(4.2)	(2.8)	(8.5)	(5.7)	*

	(3.0)	(1.9)	(6.2)	(3.8)	Total before tax
	(1.5)	1.7	(0.8)	(2.1)	Provision for income taxes

	$(1.5)	$(3.6)	$(5.4)	$(1.7)	Net of tax

Total reclassifications	$23.6	$(0.9)	$41.3	$3.4	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 13).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$27.8	$—	$27.8	$(124.9)	$—	$(124.9)
Unrealized cash flow hedge gains/(losses)	(11.0)	2.1	(13.1)	40.7	1.4	39.3
Reclassification adjustments on foreign currency hedges	(32.7)	(7.6)	(25.1)	(60.7)	(14.0)	(46.7)
Unrealized gains/(losses) on securities	(0.1)	—	(0.1)	0.5	—	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions	3.0	1.5	1.5	6.2	0.8	5.4

Total Other Comprehensive Gain/(Loss)	$(13.0)	$(4.0)	$(9.0)	$(138.2)	$(11.8)	$(126.4)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(12.3)	$—	$(12.3)	$3.6	$—	$3.6
Unrealized cash flow hedge gains/(losses)	(11.6)	(3.3)	(8.3)	(15.5)	(4.1)	(11.4)
Reclassification adjustments on foreign currency hedges	(6.6)	(3.9)	(2.7)	(11.5)	(6.8)	(4.7)
Unrealized gains/(losses) on securities	0.1	—	0.1	0.2	—	0.2
Reclassification adjustments on securities	—	—	—	(0.4)		(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.9	(1.7)	3.6	3.8	2.1	1.7

Total Other Comprehensive Gain/(Loss)	$(28.5)	$(8.9)	$(19.6)	$(19.8)	$(8.8)	$(11.0)

10. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$433.1	$—	$433.1	$—
U.S. government and agency debt securities	121.9	—	121.9	—
Commercial paper	34.4	—	34.4	—
Certificates of deposit	31.0	—	31.0	—

Total available-for-sale securities	620.4	—	620.4	—
Derivatives, current and long-term
Foreign currency forward contracts and options	135.6	—	135.6	—
Interest rate swaps	23.2	—	23.2	—

	$779.2	$—	$779.2	$—

	As of December 31, 2014
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$516.5	$—	$516.5	$—
U.S. government and agency debt securities	194.3	—	194.3	—
Commercial paper	57.8	—	57.8	—
Certificates of deposit	100.3	—	100.3	—

Total available-for-sale securities	868.9	—	868.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	125.5	—	125.5	—
Interest rate swaps	24.0	—	24.0	—

	$1,018.4	$—	$1,018.4	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$1.7	$—	$1.7	$—
Forward starting interest rate swaps	59.3	—	59.3	—

	$61.0	$—	$61.0	$—

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2015, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2015 through December 2017. As of June 30, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,302.9 million. As of June 30, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $323.9 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. Starting in 2015, the net amount of these offsetting gains/losses is recorded in other expense, net. In 2014 and prior periods, the net amount was recorded in cost of products sold. The 2014 presentation has been reclassified to conform to the 2015 presentation. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.7 billion per quarter.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Gain (Loss) on Instrument				Gain (Loss) on Hedged Item
		Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	Interest expense	$(8.0)	$6.8	$(0.8)	$11.9	$8.0	$(6.8)	$0.8	$(11.9)

We had no ineffective fair value hedging instruments during the three or six month periods ended June 30, 2015 and 2014.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014		2015	2014	2015	2014
Foreign exchange forward contracts	$(11.0)	$(11.4)	$79.0	$(15.3)	Cost of products sold	$33.1	$6.7	$61.2	$11.7
Foreign exchange options	—	(0.2)	—	(0.2)	Cost of products sold	—	(0.1)	—	(0.2)
Forward starting interest rate swaps	—	—	(38.3)	—	Interest expense	(0.4)	—	(0.5)	—

	$(11.0)	$(11.6)	$40.7	$(15.5)		$32.7	$6.6	$60.7	$11.5

The net amounts recognized in earnings during the three and six month periods ended June 30, 2015 and 2014 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2015, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $67.9 million, or $62.6 million after taxes, which is deferred in OCI. Of the net unrealized gain, $112.9 million, or $86.6 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized gain deferred in OCI and the expected reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in OCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange forward contracts	Other expense	$(1.6)	$(1.9)	$13.6	$(4.3)

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2015 and December 31, 2014, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$110.7	Other current assets	$98.7
Foreign exchange forward contracts	Other assets	37.4	Other assets	53.1
Interest rate swaps	Other assets	23.2	Other assets	24.0

Total asset derivatives		$171.3		$175.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$7.2	Other current liabilities	$16.4
Forward starting interest rate swaps	Other current liabilities	—	Other current liabilities	59.3
Foreign exchange forward contracts	Other long-term liabilities	5.3	Other long-term liabilities	11.6

Total liability derivatives		$12.5		$87.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

	Location	As of June 30, 2015			As of December 31, 2014
Description		Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$110.7	7.2	$103.5	$98.7	$15.9	$82.8
Cash flow hedges	Other assets	37.4	5.3	32.1	53.1	10.4	42.7

Liability Derivatives
Cash flow hedges	Other current liabilities	7.2	7.2	—	16.4	15.9	0.5
Cash flow hedges	Other long-term liabilities	5.3	5.3	—	11.6	10.4	1.2

12. Income Taxes

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

13. Retirement Benefit Plans

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$7.6	$6.0	$15.2	$12.7
Interest cost	5.6	5.9	11.1	12.3
Expected return on plan assets	(10.9)	(9.9)	(21.8)	(20.3)
Amortization of prior service cost	(1.2)	(0.9)	(2.3)	(1.9)
Amortization of unrecognized actuarial loss	4.2	2.8	8.5	5.7

Net periodic pension expense	$5.3	$3.9	$10.7	$8.5

We expect that we will have minimal legally required funding obligations in 2015 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2015. We contributed $7.3 million to our foreign-based defined benefit pension plans in the six month period ended June 30, 2015, and we expect to contribute $7.3 million to these foreign-based plans during the remainder of 2015.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding for basic net earnings per share	173.0	168.4	171.5	168.7
Effect of dilutive stock options and other equity awards	—	2.6	2.7	2.7

Weighted average shares outstanding for diluted net earnings per share	173.0	171.0	174.2	171.4

Since we incurred a net loss in the three month period ended June 30, 2015, no dilutive stock options or other equity awards were included as diluted shares. During the three month period ended June 30, 2014 and the six month periods ended June 30, 2015 and 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock.

15. Segment Information

We design, develop, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products, dental implants; and related surgical products. We also provide other healthcare-related services. We manage operations through three major geographic segments—the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and share-based payment expense. Due to the short period of time that Biomet’s results were included in our consolidated results for the three and six month periods ended June 30, 2015, the operating results of Biomet were included as part of global operations and corporate functions and not as part of management’s reportable segment results. We anticipate that in future quarters, Biomet’s results will be combined with Zimmer’s results in our reportable segment reporting. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Zimmer
Americas	$638.1	$639.7	$324.3	$317.7
EMEA	277.0	334.7	101.2	110.4
Asia Pacific	192.6	208.5	96.8	90.0
Biomet	59.9	—	—	—

Zimmer Biomet	$1,167.6	$1,182.9

Inventory step-up and certain other inventory and manufacturing related charges			(14.7)	(13.5)
Certain claims			(7.7)	(21.8)
Special items			(469.4)	(62.3)
Global operations, corporate functions and Biomet			(160.0)	(159.6)

Operating profit			$(129.5)	$260.9

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Zimmer
Americas	$1,283.3	$1,278.4	$644.6	$629.8
EMEA	575.9	661.6	211.6	220.3
Asia Pacific	382.9	404.4	192.8	181.6
Biomet	59.9	—

Zimmer Biomet	$2,302.0	$2,344.4

Inventory step-up and certain other inventory and manufacturing related charges			(18.6)	(25.2)
Certain claims			(7.7)	(21.8)
Special items			(556.4)	(98.9)
Global operations, corporate functions and Biomet			(320.9)	(324.8)

Operating profit			$145.4	$561.0

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

Due to the change in our interim quarter-end closing convention for the majority of our international subsidiaries, net sales for our EMEA and Asia Pacific operating segments in the three and six month periods ended June 30, 2015 include sales through June 30, 2015, whereas in the three and six month periods ended June 30, 2014, net sales for those operating segments included sales through June 25, 2014. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to our consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

Net sales by product category are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Zimmer
Reconstructive
Knees	$475.8	$497.9	$963.1	$985.8
Hips	307.4	341.0	619.6	672.7
Extremities	48.5	51.5	100.7	103.6

	831.7	890.4	1,683.4	1,762.1
Dental	56.8	61.1	112.6	122.1
Trauma	72.6	78.8	152.0	158.5
Spine	52.2	52.2	101.7	100.5
Surgical and other	94.4	100.4	192.4	201.2

Total Zimmer	1,107.7	1,182.9	2,242.1	2,344.4
Biomet	59.9	—	59.9	—

Zimmer Biomet	$1,167.6	$1,182.9	$2,302.0	$2,344.4

16. Commitments and Contingencies

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (“Durom Cup”) in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (MDL) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of June 30, 2015, case specific discovery in these lawsuits was ongoing. The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims, including $7.7 million during the three and six month periods ended June 30, 2015 that is reported on the “Certain claims” line of our condensed consolidated statement of earnings. With respect to the same prior year periods, we recognized $21.8 million in expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of June 30, 2015, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $67.5 million receivable in “Accounts receivable” and a $95.3 million receivable in “Other assets” remaining on our condensed consolidated balance sheet as of June 30, 2015 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of June 30, 2015 of the remaining liability for all Durom Cup-related claims is $333.1 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $283.1 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of June 30, 2015, discovery in these lawsuits was ongoing. The first bellwether trial is expected to commence in the third quarter of 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Biomet metal-on-metal hip implant claims: Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum hip system. The majority of the cases are currently consolidated in one federal MDL proceeding in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation). Other cases are pending in various state and foreign courts.

On February 3, 2014, Biomet announced that the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of June 30, 2015 of the remaining liability for all Biomet metal-on -metal hip implant claims is $55.8 million, which is classified as short-term in “Other current liabilities” on our condensed consolidated balance sheet.

Biomet has exhausted the self-insured retention in its insurance program and is pursuing insurance claims for reimbursement for the amount in excess of the self-insured retention. Biomet’s insurance carriers have been placed on notice of the claims associated with metal-on-metal hip products that are subject to the settlement and the terms of the settlement. As is customary in these situations, certain of Biomet’s insurance carriers have reserved all rights under their respective policies. Biomet continues to believe its contracts with the insurance carriers are enforceable for these claims and the settlement agreement and continues to cooperate with its insurers’ requests in order to secure coverage for these claims. We will be responsible for any amounts that Biomet’s insurance carriers do not cover or for the amount by which ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of June 30, 2015, Biomet had received a portion of the insurance proceeds it estimates it will recover.

Heraeus trade secret misappropriation lawsuits: In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries of Biomet, Inc., alleging that Biomet, Inc. and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements, which are referred to as European Cements. The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Inc., Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.

Following an appeal by Heraeus, on June 5, 2014, the German appeals court (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought. Damages have not been determined. The judgment is not final and the defendants are seeking review (including review of the appeals court ruling that no further review may be sought) from Germany’s Supreme Court. No prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court.

During the pendency of a stay based on a bank guaranty the defendants issued in favor of Heraeus, the defendants were entitled to continue the manufacture, marketing, sale and offering of European Cements in their current composition. Heraeus subsequently offered counter security and executed the judgment effective as of

August 22, 2014. As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well and is attempting to enforce the judgment in the Netherlands, Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH are vigorously contesting the attempt to enforce the judgment in the Netherlands and will vigorously contest any other attempts to extend the effect of the judgment beyond Germany. Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the appeals court decision. On September 11, 2014, Heraeus filed a motion with the competent court in Germany to have a penalty imposed on Biomet Deutschland GmbH and Biomet Europe BV based on alleged inadequacies in providing sales documentation and continued sales of the European Cements outside of Germany. In addition, Heraeus initiated preliminary injunction proceedings against Biomet Europe BV in the Netherlands and asked the Dutch court to enforce the German judgment in the Netherlands by imposing additional fines on Biomet Europe BV for the continued sales in the Netherlands. On February 11, 2015, the trial court in Rotterdam rejected Heraeus’ demand to enforce the German judgment in the Netherlands for lack of jurisdiction. Heraeus has appealed this decision.

In February 2015, Heraeus also served Biomet, Inc. and Biomet Deutschland GmbH with a new lawsuit, filed in Germany and alleging that Biomet used Heraeus trade secrets that the German appeals court found in June 2014 had been misappropriated by Biomet in the development and production of Biomet’s line of Cobalt cements. On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania. The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products. The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory. Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount. The complaint also seeks punitive damages, costs and attorneys’ fees. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.

In February 2015, Heraeus initiated additional proceedings against Biomet Deutschland GmbH in Germany asking for a court order primarily intended to stop Biomet Deutschland GmbH from marketing the Hi-Fatigue line of bone cements for a period of two years. Heraeus argues that Biomet Deutschland GmbH must refrain from using customer relationships which they allege were built on the distribution of the European Cements and thus on the alleged misappropriation of Heraeus’ trade secrets.

No assurance can be made as to the time or resources that will be needed to devote to this litigation or its final outcome.

Stryker patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. That payment closes this matter, except for the pending U.S. Supreme Court petition for certiorari and the remand for attorneys’ fees.

Bonutti patent infringement lawsuits: On May 3, 2013, Bonutti Skeletal Innovations LLC (“Bonutti Skeletal”), a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC (“Acacia”), filed suit against Biomet in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of 15 U.S. patents. Prior to the filing of this lawsuit, on March 8, 2013, Biomet had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013, the May 3, 2013 case filed in the Eastern District of Texas was dismissed. On March 31, 2014, Biomet entered into a settlement and license agreement with Bonutti Skeletal settling all claims related to five of the patents at issue for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to those patents with prejudice. The litigation will proceed with respect to the remaining patents at issue.

On September 10, 2012, Bonutti Skeletal filed suit against Zimmer in the U.S. District Court for the District of Delaware, alleging infringement of three U.S. patents. An amended complaint was filed on January 15, 2013, alleging infringement of three additional patents. Zimmer requested an Inter Partes Review (“IPR”) of three of the patents at issue. IPRs were granted for two of the patents. Zimmer moved for a stay of the case during the pendency of the IPRs, and on April 7, 2014, the court granted the stay. In May 2015, the U.S. Patent and Trademark Office issued its decision in the IPRs, invalidating all of the challenged patent claims in both patents. Bonutti Skeletal decided not to appeal that decision. On June 30, 2015, the court lifted the stay and the litigation will proceed with respect to the remaining patents at issue.

As of June 30, 2015, we had accrued an estimated loss of $4.0 million related to the Bonutti patent infringement lawsuits. Although we are defending these lawsuits vigorously, we can make no assurances as to their final outcome.

Regulatory Matters, Government Investigations and Other Matters

In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Zhejiang. As of June 30, 2015, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at that facility are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice, Criminal Division, Fraud Section (“DOJ”) and a Consent to Final Judgment (“Consent”) with the U.S. Securities and Exchange Commission (“SEC”) related to an investigation by the DOJ and the SEC into possible violations of the Foreign Corrupt Practices Act (“FCPA”) in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the FCPA. In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices. The Consent that Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor.

In October 2013, Biomet became aware of certain alleged improprieties regarding its operations in Brazil and Mexico, including alleged improprieties that predated the entry of the DPA. Biomet retained counsel and other experts to investigate both matters. Based on the results of the ongoing investigations, Biomet has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014 and thereafter, Biomet disclosed these matters to and discussed these matters with the independent compliance monitor and the DOJ and SEC. On July 2, 2014 and July 13, 2015, the SEC issued subpoenas to Biomet requiring that Biomet produce certain documents relating to such matters. These matters remain under investigation by the DOJ.

On March 13, 2015, the DOJ informed Biomet that the DPA and the independent compliance monitor’s appointment have been extended for an additional year. On April 2, 2015, at the request of the staff of the SEC, Biomet consented to an amendment to the Final Judgment to extend the term of the compliance monitor’s appointment for one year from the date of entry of the Amended Final Judgment.

Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico referenced above or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue. While we are devoting significant time and resources to these matters, we can give no assurances as to their final outcome.

In June 2013, Biomet received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. Biomet has produced responsive documents and is fully cooperating with the request of the U.S. Attorney’s Office. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In July 2011, Biomet received an administrative subpoena from the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”) requesting documents concerning the export of products to Iran. OFAC informed Biomet that the subpoena related to allegations that Biomet may have been involved in unauthorized sales of dental products to Iran. Biomet is fully cooperating in the investigation and submitted its response to the subpoena in October 2011. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In February 2010, Biomet received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG-HHS”) requesting various documents relating to agreements or arrangements between physicians and Biomet’s Interpore Cross subsidiary for the period from 1999 through the date of the subpoena and the marketing and sales activities associated with Interpore Cross’ spinal products. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In April 2009, Biomet became aware of a qui tam complaint alleging violations of the federal and various state false claims acts filed in the U.S. District Court for the District of Massachusetts, where it is currently pending (United States ex rel. Bierman v. Orthofix International N.V., et al.). Biomet and several of its competitors in the non-invasive bone growth stimulation market were named as defendants in this action. The U.S. government has not intervened in the action. We are vigorously defending this matter and intend to continue to do so. We can make no assurances as to the time or resources that will be needed to respond to this matter or its final outcome.

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

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results subsequent to that date. We refer to the six days from the Closing Date through June 30, 2015 during which Biomet’s results were included in our results, as the “Inclusion Period”. The Biomet merger is expected to be a transformational event for us and will have significant effects on all aspects of our business. Since the Inclusion Period is only six days, the impact of Biomet’s results on our consolidated results for the three and six month periods ended June 30, 2015 was not as significant as it will be in future periods. Accordingly, this management’s discussion and analysis of our historical results of operations is not indicative of the results of operations for future periods on a combined company basis.

Executive Level Overview

Results for the Three and Six Month Periods ended June 30, 2015

Our sales for the three and six month periods ended June 30, 2015 decreased primarily due to the negative effects of changes in foreign currency exchange rates. However, this was slightly offset by the inclusion of Biomet sales during the Inclusion Period. We also continued to experience pricing pressure in all our operating segments, which was offset by positive volume/mix from recent product introductions.

Our net earnings in the three and six month periods ended June 30, 2015 decreased compared to the same prior year periods. The primary driver of the lower net earnings was expense incurred in connection with the Biomet merger. As a result of the merger, we recognized significant expenses due to the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges. Interest expense also increased due to financing-related costs for the merger.

2015 Outlook

The Biomet merger will have a significant effect on our operating results for the remainder of the year. Our net sales and related expenses will increase significantly as we include the results of Biomet for the remainder of 2015. Additionally, we plan to continue our integration plans to drive operating synergies which will result in significant “Special items” expense throughout the remainder of 2015. We will also recognize significant expenses in cost of products sold related to stepping up the value of acquired Biomet inventory to fair value and increased intangible asset amortization from acquired assets.

We expect that R&D spending as a percentage of sales may increase compared to prior years as we intend to invest in this area. Our selling, general and administrative (“SG&A”) expenses as a percentage of sales may also increase compared to prior years until we realize the full operating synergies of our combined business. Additionally, since many of our R&D and fixed SG&A expenses are denominated in U.S. Dollars, including our primary R&D centers as well as corporate and business unit headquarter expenses, such expenses may not decrease in similar proportion to net sales decreases expected from changes in foreign currency exchange rates.

Net Sales by Operating Segment

The following table presents Zimmer net sales by operating segment, aggregate Biomet net sales in the Inclusion Period and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		%(Dec)	Volume/ Mix	Price	Foreign Exchange
	2015	2014
Zimmer
Americas	$638.1	$639.7	(0.2)%	2.8%	(2.4)%	(0.6)%
EMEA	277.0	334.7	(17.2)	1.1	(1.3)	(17.0)
Asia Pacific	192.6	208.5	(7.7)	4.8	(2.0)	(10.5)

Total Zimmer	1,107.7	1,182.9	(6.4)	2.7	(2.0)	(7.1)
Biomet	59.9	—	—	—	—	—

Zimmer Biomet	$1,167.6	$1,182.9	(1.3)	7.7	(2.0)	(7.0)

	Six Months Ended June 30,		% Inc / (Dec)	Volume / Mix	Price	Foreign Exchange
	2015	2014
Zimmer
Americas	$1,283.3	$1,278.4	0.4%	3.4%	(2.4)%	(0.6)%
EMEA	575.9	661.6	(12.9)	5.7	(1.5)	(17.1)
Asia Pacific	382.9	404.4	(5.3)	7.1	(2.3)	(10.1)

Total Zimmer	2,242.1	2,344.4	(4.4)	4.7	(2.1)	(7.0)
Biomet	59.9	—	—	—	—	—

Zimmer Biomet	$2,302.0	$2,344.4	(1.8)	7.2	(2.1)	(6.9)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents Zimmer net sales by product category, aggregate Biomet net sales in the Inclusion Period and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,		% (Dec)	Volume / Mix	Price	Foreign Exchange
	2015	2014
Zimmer
Reconstructive
Knees	$475.8	$497.9	(4.4)%	4.5%	(2.2)%	(6.7)%
Hips	307.4	341.0	(9.9)	1.5	(2.8)	(8.6)
Extremities	48.5	51.5	(5.9)	0.9	(1.9)	(4.9)

	831.7	890.4	(6.6)	3.1	(2.4)	(7.3)
Dental	56.8	61.1	(6.8)	1.2	(1.2)	(6.8)
Trauma	72.6	78.8	(7.9)	0.1	(0.8)	(7.2)
Spine	52.2	52.2	(0.2)	5.6	(0.9)	(4.9)
Surgical and other	94.4	100.4	(6.1)	(0.1)	(0.5)	(5.5)

Total Zimmer	1,107.7	1,182.9	(6.4)	2.7	(2.0)	(7.1)
Biomet	59.9	—	—	—	—	—

Zimmer Biomet	$1,167.6	$1,182.9	(1.3)	7.7	(2.0)	(7.0)

	Six Months Ended June 30,		% Inc / (Dec)	Volume / Mix	Price	Foreign Exchange
	2015	2014
Zimmer
Reconstructive
Knees	$963.1	$985.8	(2.3)%	6.8%	(2.5)%	(6.6)%
Hips	619.6	672.7	(7.9)	3.4	(2.7)	(8.6)
Extremities	100.7	103.6	(2.9)	3.7	(1.8)	(4.8)

	1,683.4	1,762.1	(4.5)	5.4	(2.6)	(7.3)
Dental	112.6	122.1	(7.7)	—	(1.3)	(6.4)
Trauma	152.0	158.5	(4.1)	3.7	(0.7)	(7.1)
Spine	101.7	100.5	1.1	7.1	(1.1)	(4.9)
Surgical and other	192.4	201.2	(4.4)	1.6	(0.4)	(5.6)

Total Zimmer	2,242.1	2,344.4	(4.4)	4.7	(2.1)	(7.0)
Biomet	59.9	—	—	—	—	—

Zimmer Biomet	$2,302.0	$2,344.4	(1.8)	7.2	(2.1)	(6.9)

The following table presents Zimmer net sales by product category by region and aggregate Biomet net sales in the Inclusion Period (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Inc (Dec)	2015	2014	% Inc (Dec)
Zimmer
Reconstructive
Knees
Americas	$289.8	$282.0	2.8%	$585.0	$565.5	3.4%
EMEA	109.4	133.0	(17.8)	230.1	264.1	(12.9)
Asia Pacific	76.6	82.9	(7.5)	148.0	156.2	(5.3)
Hips
Americas	146.6	153.0	(4.2)	291.8	303.4	(3.8)
EMEA	98.0	117.2	(16.3)	201.7	232.7	(13.3)
Asia Pacific	62.8	70.8	(11.4)	126.1	136.6	(7.7)
Extremities
Americas	35.3	37.8	(6.5)	73.1	76.7	(4.6)
EMEA	9.5	10.5	(9.7)	19.9	20.4	(2.8)
Asia Pacific	3.7	3.2	13.8	7.7	6.5	18.1

	831.7	890.4	(6.6)	1,683.4	1,762.1	(4.5)

Dental
Americas	35.3	36.4	(2.7)	70.6	71.4	(1.0)
EMEA	17.6	21.0	(16.3)	35.3	41.2	(14.4)
Asia Pacific	3.9	3.7	6.5	6.7	9.5	(29.1)

Trauma
Americas	34.1	35.5	(4.1)	72.2	73.1	(1.3)
EMEA	17.6	21.6	(18.5)	36.4	42.2	(13.7)
Asia Pacific	20.9	21.7	(3.6)	43.4	43.2	0.5

Spine
Americas	33.6	31.9	5.3	65.6	62.0	5.8
EMEA	11.1	14.4	(22.4)	22.8	26.9	(15.0)
Asia Pacific	7.5	5.9	24.3	13.3	11.6	13.8

Surgical and other
Americas	63.4	63.1	0.4	125.0	126.3	(1.0)
EMEA	13.8	17.0	(19.1)	29.7	34.1	(12.9)
Asia Pacific	17.2	20.3	(15.3)	37.7	40.8	(7.6)

Total Zimmer	1,107.7	1,182.9	(6.4)	2,242.1	2,344.4	(4.4)
Biomet	59.9	—	—	59.9	—	—

Zimmer Biomet	$1,167.6	$1,182.9	(1.3)	$2,302.0	$2,344.4	(1.8)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 7.7 percentage points of year-over-year sales growth during the three month period ended June 30, 2015. Volume/mix growth was driven by the Biomet merger, new product introductions and sales in key emerging markets.

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

Pricing Trends

Global selling prices had a negative effect of 2.0 percentage points on year-over-year sales during the three month period ended June 30, 2015. The majority of countries in which we operate continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the remainder of the year, we expect this pricing pressure will continue.

Foreign Currency Exchange Rates

For the three month period ended June 30, 2015, changes in foreign currency exchange rates had a negative effect of 7.0 percentage points on year-over-year sales. If foreign currency exchange rates remain consistent with June 30, 2015 rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will continue to cause declines in sales relative to the prior year period. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. The decline was primarily from changes in foreign currency exchange rates. Our knee product category has benefited from new product introductions, such as Persona® The Personalized Knee System and joint preservation solutions. However, the volume/mix growth from new product introductions has been tempered by the negative effects of changes in foreign currency exchange rates and pricing pressure in all our reporting segments. In EMEA and Asia Pacific, changes in foreign currency exchange rates negatively affected knee sales in the three month period ended June 30, 2015 by 17.2 percent and 11.2 percent, respectively, and 17.3 percent and 10.5 percent in the six month period ended June 30, 2015, respectively.

Persona The Personalized Knee System continues to gain traction in the various markets where we have deployed this system, while our NexGen Complete Knee Solution product line is still our leading global knee system in terms of sales. Products experiencing growth in this category, in addition to Persona The Personalized Knee System, included our joint preservation solutions.

Hips

Hip sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. The decline was primarily from changes in foreign currency exchange rates. Positive volume and mix trends continued to be offset by pricing pressure and the negative effects of changes in foreign currency exchange rates. In EMEA and Asia Pacific, changes in foreign currency exchange rates negatively affected hip sales in the three month period ended June 30, 2015 by 17.7 percent and 10.2 percent, respectively, and 17.9 percent and 10.2 percent in the six month period ended June 30, 2015, respectively.

Leading hip stem sales were the Zimmer® M/L Taper Hip Prosthesis, the Zimmer® M/L Taper Hip Prosthesis with Kinectiv® Technology and the Avenir® Müller Stem. Products experiencing growth in this category included the Wagner SL Revision® Hip Stem, Vivacit-E® Highly Crosslinked Polyethylene Liners and BIOLOX®1 delta Heads.

Extremities

Extremities sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. We have experienced growth with some of our recently released products in this category, such as the Zimmer® Trabecular Metal™ Total Ankle and Nexel® Total Elbow, but this has been offset by continued pricing pressure and the negative effects of changes in foreign currency exchange rates.

Dental

Dental sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods, primarily from the negative effects of changes in foreign currency exchange rates. In our Dental product category, in certain markets, especially in our Asia Pacific region, our customers are distributors. The timing of distributor purchases can have a significant influence on sales in those markets in any particular quarter. Sales were led by the Tapered Screw-Vent® Implant System.

Trauma

Trauma sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. We continued to see growth in volume/mix from our intramedullary nail systems, plates and screws and cable products, but this growth was offset by the negative effects of changes in foreign currency exchange rates. The Zimmer® Natural Nail® System and Zimmer® Periarticular Locking Plates System led Trauma sales.

Spine

Spine sales declined by 0.2 percent and increased by 1.1 percent in the three and six month periods ended June 30, 2015, respectively, when compared to the same prior year periods. The negative effects of changes in foreign currency exchange rates tempered any sales growth. We continue to focus on, and have had success in, commercializing offerings across our core fusion portfolio and market adjacencies, including minimally invasive surgeries. Solid sales of the Instinct® Java® System and Trabecular Metal Technology products were partially offset by a decline in sales of other spine products.

Surgical and other

Surgical and other sales declined in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. We experienced solid volume/mix growth across most of our sub-product categories, but this was offset by the negative effects of changes in foreign currency exchange rates. Products leading sales in this category were PALACOS®2 Bone Cement, the Transposal® Fluid Waste Management System, tourniquets and wound debridement devices.

[1]	Registered trademark of CeramTec GmbH
[2]	Registered trademark of Heraeus Medical GmbH

Expenses as a Percentage of Net Sales

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Inc (Dec)	2015	2014	Inc (Dec)
Cost of products sold	24.9%	28.0%	(3.1)	24.7%	27.1%	(2.4)
Research and development	4.4	4.1	0.3	4.3	4.1	0.2
Selling, general and administrative	38.1	36.9	1.2	37.8	37.6	0.2
Intangible asset amortization	2.8	1.9	0.9	2.3	2.2	0.1
Certain claims	0.7	1.8	(1.1)	0.3	1.0	(0.7)
Special items	40.2	5.3	34.9	24.2	4.2	20.0
Operating profit	(11.1)	21.9	(33.0)	6.3	23.8	(17.5)

Cost of Products Sold

The decrease in cost of products sold as a percentage of net sales for the 2015 periods compared to the same prior year periods was primarily due to higher hedge gains in the 2015 periods from our foreign currency hedging program compared to the same prior year period. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. Geographic mix also had a positive impact on cost of products sold as a percentage of sales because such percentage is typically lower in the U.S. than in other countries. Since changes in foreign currency exchange rates decreased net sales and cost of products sold outside the U.S., the U.S. now accounts for a higher proportion of the consolidated net sales and cost of products sold than in the same prior year periods. The favorable hedge gains and geographic product mix were partially offset by increased excess and obsolete inventory charges due to increased inventory levels, and lower average selling prices.

Operating Expenses

R&D expenses and R&D as a percentage of sales increased in the 2015 periods when compared to the same prior year periods. The prior year periods reflected a significant dedication of resources to our quality and operational excellence initiatives. Additionally, most of our R&D activities occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates, which caused an increase in R&D as a percentage of sales.

SG&A expenses increased in the three month period ended June 30, 2015, but decreased in the six month period ended June 30, 2015 when compared to the same prior year periods. SG&A as a percentage of sales increased in the 2015 periods when compared to the same prior year periods. A portion of SG&A expenses varies with sales, therefore, as sales decrease, so do the related expenses. However, a significant portion of our SG&A expenses occur in the U.S. so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates. Additionally, the addition of Biomet’s results of operations increased SG&A expenses.

Intangible asset amortization increased in the 2015 periods when compared to the same prior year periods. In the three month period ended June 30, 2015, the increase was driven by additional Biomet merger amortization. The effect of the Biomet merger in the six month period ended June 30, 2015 was less because in the same prior year period we reduced the estimated useful lives of certain intangible assets to zero resulting in an additional $7.2 million being amortized immediately.

“Special items” increased in the 2015 periods compared to the same prior year periods. The increases were due to Biomet merger-related expenses such as the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with

Biomet through the Closing Date, severance expense and contract terminations. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Net, Interest Income, Interest Expense, Income Taxes, Net Earnings and Segment Operating Profit

Other expense, net, represents debt issuance costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger, the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss, and the call premium expense we recognized when we repaid Biomet’s senior notes, offset by a gain related to selling certain product line rights and assets. The decrease in other expense, net in the three month period ended June 30, 2015 compared to the same prior year period was due to the debt issuance costs related to the bridge credit agreement that were recognized in the prior year period, which did not exist in the current year period as the bridge credit agreement expired in the first quarter of 2015. The increase in the six month period ended June 30, 2015 compared to the same prior year period was due to the acceleration of remaining expense on the bridge credit agreement when it expired in the first quarter of 2015.

Net interest expense increased in the three and six month periods ended June 30, 2015 due to the issuance of the Merger Notes in March 2015.

The effective tax rate (“ETR”) on earnings before income taxes for the three and six month periods ended June 30, 2015 represented a tax benefit of 25.9 percent and 2.6 percent, respectively. Our ETR has been significantly impacted by the various “Special items” expenses. The majority of these expenses have been incurred in higher tax jurisdictions, which has resulted in a tax benefit being recognized in the current year periods. We anticipate that future “Special items” expense, the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

For our reporting segments, operating profit increased in the Americas and Asia Pacific in the three and six month periods ended June 30, 2015 compared to the same prior year periods, but decreased in EMEA in the three and six month periods ended June 30, 2015 when compared to the same prior year periods. The increase in the Americas was due to controlled SG&A expenses. In Asia Pacific, despite decreasing sales, our operating profit increased due to our hedging program. While changes in foreign currency exchange rates resulted in decreased sales, this decline was offset by increased hedge gains recorded in the 2015 periods compared to the same prior year periods, resulting in improved gross profit margins. In EMEA, sales declined so significantly due to changes in foreign currency exchange rates that our hedging program did not fully offset these declines.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” intangible asset amortization, “Special items,” other expenses related to financing obtained for the Biomet merger, other expenses related to the call premium expense recognized to redeem the assumed Biomet senior notes, the gain recognized in other expense, net, related to selling certain product line rights and assets, the interest expense incurred on the Merger Notes during the period prior to the consummation of the Biomet merger and any related effects on our income tax provision associated with these items. In addition, our non-GAAP adjusted diluted earnings per share for the three month period ended June 30, 2015 includes an additional adjustment to add to the weighted average shares outstanding used for computing diluted loss per share, the number of shares that would have had a dilutive effect if we had had net earnings in that period. Under GAAP, because we had a net loss in that period, the dilutive shares are not included in the weighted average shares outstanding used for computing diluted loss per share on a GAAP basis. We use this information internally and believe it is helpful to investors because it allows more meaningful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides a higher degree of transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and six month periods ended June 30, 2015 were $278.7 million and $551.5 million, respectively, compared to $271.0 million and $545.5 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and six month periods ended June 30, 2015 were $1.59 and $3.17, respectively, compared to $1.58 and $3.18 in the same prior year periods, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2015	2014	2015	2014
Net Earnings of Zimmer Holdings, Inc.	$(158.0)	$176.5	$19.1	$398.0
Inventory step-up and other inventory and manufacturing related charges	14.7	13.5	18.6	25.2
Certain claims	7.7	21.8	7.7	21.8
Intangible asset amortization	33.0	22.2	53.4	51.4
Special items
Biomet-merger related	390.6	13.7	416.4	13.7
Other special items	78.8	48.6	140.0	85.2
Biomet merger-related expenses in other expense	3.2	10.0	22.7	10.0
Interest expense on Biomet merger financing	61.5	—	70.0	—
Taxes on above items*	(152.8)	(35.3)	(196.4)	(59.8)

Adjusted Net Earnings	$278.7	$271.0	$551.5	$545.5

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted EPS	$(0.91)	$1.03	$0.11	$2.32
Inventory step-up and other inventory and manufacturing related charges	0.08	0.08	0.11	0.15
Certain claims	0.04	0.13	0.04	0.13
Intangible asset amortization	0.19	0.13	0.31	0.30
Special items
Biomet-merger related	2.22	0.08	2.39	0.08
Other special items	0.45	0.28	0.81	0.49
Biomet merger-related expenses in other expense	0.02	0.06	0.13	0.06
Interest expense on Biomet merger financing	0.35	—	0.40	—
Taxes on above items*	(0.86)	(0.21)	(1.13)	(0.35)
Effect of dilutive shares assuming net earnings**	0.01	—	—	—

Adjusted Diluted EPS	$1.59	$1.58	$3.17	$3.18

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

** Diluted share count used in Adjusted Diluted EPS:
Diluted shares	173.0
Dilutive shares assuming net earnings	2.6

Adjusted diluted shares	175.6

Liquidity and Capital Resources

Cash flows provided by operating activities were $278.3 million in the six month period ended June 30, 2015, compared to $442.9 million in the same prior year period. The decreased cash flows provided by operating activities in the 2015 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015 when we issued the Merger Notes, higher expenses related to the Biomet merger and inventory investments. These unfavorable items were partially offset by lower tax payments in the 2015 period. In the prior year period, we made significant tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges.

Cash flows used in investing activities were $7,720.7 million in the six month period ended June 30, 2015, compared to $268.7 million in the same prior year period. The primary investing activity in the 2015 period was the Biomet merger. We continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System, as we deploy that system around the world. We also continued to invest in other property, plant and equipment at levels necessary to complete new product-related investments and to replace older machinery and equipment. We also received some proceeds from the divestiture of certain product line rights and assets.

Cash flows provided by financing activities were $7,799.7 million in the six month period ended June 30, 2015, compared to a use of cash of $291.1 million in the same prior year period. We issued the Merger Notes and borrowed the U.S. Term Loan in the 2015 period for the Biomet merger, which resulted in proceeds and related debt issuance costs. We also repaid Biomet’s senior notes that we assumed in the merger. Additionally, with an increase in our stock price throughout 2014, many employees exercised stock options in the prior year. Accordingly, there were fewer stock options outstanding at the end of 2014, leading to fewer option exercises in the six month period ended June 30, 2015, compared to the same prior year period.

In February and May 2015, our Board of Directors declared cash dividends of $0.22 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

As of June 30, 2015, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. In anticipation of the merger with Biomet, we suspended repurchases after the first quarter of 2014. Now that we have completed the merger, we intend to use available cash for debt repayment and dividends and will further reevaluate our capital deployment strategies for available cash.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $250 million in 2015 and exceed $500 million in the first three years post-Closing Date. These cash outlays are necessary to achieve our integration goals of achieving net-annual pre-tax operating profit synergies of $135 million in the first year and $350 million by the end of the third year post-Closing Date.

As discussed more completely in Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of June 30, 2015, a short-term liability of $50.0 million and long-term liability of $251.6 million related to Durom Cup product liability claims was recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of June 30, 2015, we have received a portion of the insurance proceeds we estimate we will recover. We have a short-term receivable of $67.5 million and a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. We also had a short-term liability of $55.8 million related to Biomet metal-on-metal hip implant claims.

At June 30, 2015, we had ten tranches of senior notes outstanding as follows (dollars in millions):

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

We have a $4.35 billion Senior Credit Facility that contains: (i) a 5-year unsecured U.S. Term Loan Facility in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of June 30, 2015. On June 24, 2015, we borrowed the full $3.0 billion available under the U.S. Term Loan Facility. The U.S. Term Loan Facility will mature in June 2020, with principal payments due beginning September 30, 2015, as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of June 30, 2015.

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

As of June 30, 2015, we had short-term and long-term investments in debt securities with a fair value of $620.4 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly rated and we believe the risk of default by the issuers is low.

As of June 30, 2015, $1,318.5 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $849.7 million of this amount is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of June 30, 2015, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $261.5 million. With allowances for doubtful accounts of $15.5 million recorded in those countries, the net balance was $246.0 million, representing 18 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $218.3 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

Management believes that cash flows from operations and available borrowings under the Senior Credit Facility or from the public and private debt markets are sufficient to meet our working capital, capital expenditure and debt service needs, as well as return cash to stockholders in the form of dividends. Should additional investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). The ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of June 30, 2015, this change would result in a reclassification of $11.9 million of other current assets and $68.6 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three or six month periods ended June 30, 2015 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from the Biomet merger will not be realized, or will not be realized within the expected time periods;

•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of the legacy companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to the Biomet merger;

•	the effect of the Biomet merger on our relationships with customers, vendors and lenders and on our operating results and business generally;

•	Biomet’s compliance with the terms of its Deferred Prosecution Agreement through March 2016;

•	the outcome of government investigations;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, including the impact of the U.S. excise tax on medical devices, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

This report contains discussions of these and other important factors in Part II, Item 1A under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously noted, we completed our merger with Biomet on June 24, 2015. We have begun the process of reviewing the internal control structure of Biomet and will make appropriate changes as necessary as we integrate Biomet into our overall internal control over financial reporting process.

Part II—Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Successful integration of Biomet and anticipated benefits of the Biomet merger are not assured and integration matters could divert attention of management away from operations. Also, the merger could have an adverse effect on our business relationships.

Although Biomet has become an indirect wholly owned subsidiary of ours, it will initially continue its operations on a basis that is separate from the legacy Zimmer operations. There can be no assurance that Biomet will be able to maintain and grow its business and operations. In addition, the market segments in which Biomet operates may experience declines in demand and/or new competitors. Customers, suppliers and other third parties with business relationships with us and/or Biomet may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or Biomet as a result of the merger, whether pursuant to the terms of their existing agreements with us and/or Biomet or otherwise.

Our ability to realize the anticipated benefits of the Biomet merger will depend, to a large extent, on our ability to integrate the legacy businesses. Integrating and coordinating certain aspects of the operations and personnel of Biomet with ours involves complex operational, technological and personnel-related challenges. This process is time-consuming and expensive, disrupts the businesses of both companies and may not result in the full benefits expected by us, including cost synergies expected to arise from supply chain efficiencies and overlapping general and administrative functions. The potential difficulties, and resulting costs and delays, include:

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

Additionally, the integration of our and Biomet’s operations, products and personnel may place a significant burden on management and other internal resources. The attention of our management may be directed towards integration considerations and may be diverted from our day-to-day business operations, and matters related to the integration may require commitments of time and resources that could otherwise have been devoted to other opportunities that might have been beneficial to us. The diversion of management’s attention, and any difficulties encountered in the transition and integration process, could harm our business, financial condition and operating results.

Even if our businesses are successfully integrated, we may not realize the full benefits of the merger, including anticipated synergies, cost savings or growth opportunities, within the expected timeframe or at all. In addition, we expect to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all.

Any of these matters could adversely affect our businesses or harm our financial condition, results of operations or business prospects.

We incurred substantial additional indebtedness in connection with the Biomet merger and may not be able to meet all of our debt obligations.

We incurred substantial additional indebtedness in connection with the Biomet merger. At June 30, 2015, our total indebtedness was $12.0 billion as compared to $1.4 billion at December 31, 2014. We funded the cash portion of the merger consideration, the pay-off of certain indebtedness of Biomet and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from a $7.65 billion issuance of senior unsecured notes in March 2015, and borrowings of $3.0 billion under our $4.35 billion Senior Credit Facility. As of June 30, 2015, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the following 12 months were approximately $647.8 million. As a result of the increase in our debt, demands on our cash resources have increased. The increased level of debt could, among other things:

•	require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase and our ability to obtain surety bonds could be impaired;

•	adversely affect the market price of our common stock; and

•	limit our ability to apply proceeds from a future offering or asset sale to purposes other than the servicing and repayment of debt.

If we fail to comply with healthcare fraud and abuse laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Our industry is subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including the federal False Claims Act, the federal Anti-Kickback Statute, the federal Stark law, the federal Physician Payments Sunshine Act and similar state and foreign laws. In addition, we are subject to various federal and foreign laws concerning anti-corruption and anti-bribery matters, sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the DOJ, the OIG-HHS, the SEC, the OFAC, the Bureau of Industry and Security of the U.S. Department of Commerce and state attorneys general. The interpretation and enforcement of these laws and regulations are uncertain and subject to change.

Biomet is involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations. Further, if Biomet fails to comply with the terms of the DPA that it entered into in March 2012, it may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On March 26, 2012, Biomet entered into a DPA with the DOJ and a Consent with the SEC related to an investigation by the DOJ and the SEC into possible violations of the FCPA in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the FCPA. In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices. The Consent that Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor.

In October 2013, Biomet became aware of certain alleged improprieties regarding its operations in Brazil and Mexico, including alleged improprieties that predated the entry of the DPA. Biomet retained counsel and other experts to investigate both matters. Based on the results of the ongoing investigations, Biomet has terminated, suspended or otherwise disciplined certain of the employees and executives involved in these matters, and has taken certain other remedial measures. Additionally, pursuant to the terms of the DPA, in April 2014 and thereafter, Biomet disclosed these matters to and discussed these matters with the independent compliance monitor and the DOJ and SEC. On July 2, 2014 and July 13, 2015, the SEC issued subpoenas to Biomet requiring that Biomet produce certain documents relating to such matters. These matters remain under investigation by the DOJ.

On March 13, 2015, the DOJ informed Biomet that the DPA and the independent compliance monitor’s appointment have been extended for an additional year. On April 2, 2015, at the request of the staff of the SEC, Biomet consented to an amendment to the Final Judgment to extend the term of the compliance monitor’s appointment for one year from the date of entry of the Amended Final Judgment.

Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico referenced above or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue.

In June 2013, Biomet received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. Biomet has produced responsive documents and is fully cooperating with the request of the U.S. Attorney’s Office. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In July 2011, Biomet received an administrative subpoena from OFAC, requesting documents concerning the export of products to Iran. OFAC informed Biomet that the subpoena related to allegations that Biomet may have been involved in unauthorized sales of dental products to Iran. Biomet is fully cooperating in the investigation and submitted its response to the subpoena in October 2011. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In February 2010, Biomet received a subpoena from the OIG-HHS requesting various documents relating to agreements or arrangements between physicians and Biomet’s Interpore Cross subsidiary for the period from 1999 through the date of the subpoena and the marketing and sales activities associated with Interpore Cross’ spinal products. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

As a result of the merger, all obligations and liabilities of Biomet related to the above matters have been assumed by us as the combined company. From time to time, we are, and may continue to be, the subject of additional investigations. If, as a result of the investigations described above or any additional investigations, we are found to have violated one or more applicable laws, our business, financial condition, results of operations and cash flows could be materially adversely affected. If some of our existing business practices are challenged as unlawful, we may have to modify those practices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the Quality System regulation, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of payment of such devices, refuse to grant pending premarket approval applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions on a company-wide basis, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

In 2012, we received a warning letter from the FDA citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. As of June 30, 2015, these warning letters remained pending. Until the violations are corrected, we may become subject to additional regulatory action by the FDA, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding these and other FDA regulatory matters can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Our marketing success in the U.S. and abroad depends significantly upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. Further, the legacy independent agents and distributors of us or Biomet may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or Biomet as a result of the merger. A loss of a significant number of the combined company’s agents could have a material adverse effect on our business and results of operations.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act), was signed into law in March 2010 and mandates health insurance coverage and other healthcare reforms with staggered effective dates from 2010 to 2018. As part of the Affordable Care Act, in January 2013 we began paying a 2.3 percent medical device excise tax on the vast majority of our U.S sales. We continue to identify ways to reduce spending in other areas to offset the earnings impact due to the tax. We have not been able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement under the Affordable Care Act and other legislation. Nor have we been able to offset the cost of the tax through higher sales volumes resulting from the expansion of health insurance coverage because of the demographics of the uninsured population. The medical device excise tax regulations and subsequent guidance from the U.S. Department of Treasury have not lessened the burden of complying with the excise tax statute. In addition, without the implementation of proper safeguards, the Affordable Care Act’s Medicare payment reforms, such as accountable care organizations and bundled payments, could provide additional incentives for healthcare providers to reduce spending on some of our medical device products and reduce utilization of hospital procedures that use our products. Accordingly, while it is still too early to fully understand and predict the full impact of the Affordable Care Act on our business, ongoing implementation could have a material adverse effect on our results of operations and cash flows.

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

We sell our products in more than 100 countries and derived almost 50 percent of our net sales in 2014 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	fluctuations in foreign currency exchange rates;

•	diminished protection of intellectual property in some countries outside of the U.S.;

•	trade protection measures and import or export requirements that may prevent us from shipping products to a particular market and may increase our operating costs;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;

•	complex data privacy requirements and labor relations laws;

•	extraterritorial effects of U.S. laws such as the FCPA;

•	effects of foreign anti-corruption laws, such as the UK Bribery Act;

•	difficulty in staffing and managing foreign operations;

•	labor force instability;

•	potentially negative consequences from changes in tax laws; and

•	political and economic instability.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As discussed further in Note 16 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are defending product liability lawsuits relating to the Durom Cup, certain products within the NexGen Knee System, and the M2a-Magnum hip system. The majority of the Durom Cup cases are pending in a federal MDL in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation); the majority of the NexGen Knee System cases are pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation); and the majority of the M2a-Magnum hip system cases are pending in a federal MDL in the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Products Liability Litigation). We are also currently defending a number of other product liability lawsuits and claims related to various other products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, including the Biomet merger, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. Our information systems require an ongoing commitment of significant resources to maintain, protect, and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards, and the increasing need to protect patient and customer information. In addition, third parties may attempt to gain unauthorized access to our products or systems and may obtain data relating to patients or our proprietary information. If we fail to maintain or protect our information systems and data integrity effectively, we could:

•	lose existing customers;

•	have difficulty attracting new customers;

•	have problems in determining product cost estimates and establishing appropriate pricing;

•	have difficulty preventing, detecting, and controlling fraud;

•	have disputes with customers, physicians, and other healthcare professionals;

•	have regulatory sanctions or penalties imposed;

•	incur increased operating expenses;

•	incur expenses or lose revenues as a result of a data privacy breach; or

•	suffer other adverse consequences.

While we have invested heavily in the protection of our data and information technology, there can be no assurance that our activities related to consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and implementing new systems will be successful or that systems issues will not arise in the future. Any significant breakdown, intrusion, interruption, corruption or destruction of these systems could have a material adverse effect on our business.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Our assets include intangible assets, primarily goodwill. At June 30, 2015, we had $7.7 billion in goodwill. The goodwill results from our acquisition activity, including the Biomet merger, and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required, under current U.S. accounting rules, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.

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

We are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. We filed reports on Form SD with the SEC regarding such matters in June 2014 and 2015 and are required to file on an annual basis going forward. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we are incurring additional costs to comply with this rule, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended June 30, 2015, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Certificate of Amendment of Restated Certificate of Incorporation of Zimmer Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015)

3.2	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015)

3.3	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015)

4.1	Specimen Common Stock Certificate

10.1*	Form of Change in Control Severance Agreement with Daniel P. Florin, Tony W. Collins, Adam R. Johnson, Stuart G. Kleopfer, David A. Nolan, Jr. and Daniel E. Williamson

10.2*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 26, 2015)

10.3	Deferred Prosecution Agreement, dated March 26, 2012, between Biomet, Inc. and the United States Department of Justice, Criminal Division, Fraud Section

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 10, 2015	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: August 10, 2015	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Finance, Corporate Controller and Chief Accounting Officer