Form 10-Q
period 2015-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2015-11-09
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of October 27, 2015, 203,779,925 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2015

Page
Part I—Financial Information

Item 1.
Financial Statements (unaudited)
Condensed Consolidated Statements of Earnings for the Three and Nine Months Ended September 30, 2015 and 2014	3
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	4
Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6
Notes to Interim Condensed Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.
Controls and Procedures	47

Part II—Other Information

Item 1.
Legal Proceedings	48

Item 1A.
Risk Factors	48

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.
Defaults Upon Senior Securities	48

Item 4.
Mine Safety Disclosures	48

Item 5.
Other Information	48

Item 6.
Exhibits	49

Signatures	50

Part I—Financial Information

Item 1.	Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Sales	$1,762.2	$1,106.0	$4,064.2	$3,450.4
Cost of products sold, excluding intangible asset amortization	552.1	295.9	1,131.3	929.0
Intangible asset amortization	122.6	20.6	176.0	72.0
Research and development	83.3	45.9	182.9	141.1
Selling, general and administrative	692.3	422.8	1,560.6	1,311.5
Certain claims (Note 17)	—	(0.3)	7.7	21.5
Special items (Note 3)	195.9	65.9	751.9	164.3

Operating expenses	1,646.2	850.8	3,810.4	2,639.4

Operating Profit	116.0	255.2	253.8	811.0
Other income (expense), net	4.3	(12.1)	(44.6)	(25.4)
Interest income	2.3	3.0	7.4	8.4
Interest expense	(90.8)	(16.3)	(196.6)	(47.1)

Earnings before income taxes	31.8	229.8	20.0	746.9
Provision for income taxes	9.6	56.9	0.5	181.4

Net Earnings	22.2	172.9	19.5	565.5
Less: Net loss attributable to noncontrolling interest	—	(0.2)	(0.5)	(1.0)

Net Earnings of Zimmer Biomet Holdings, Inc.	$22.2	$173.1	$20.0	$566.5

Earnings Per Common Share
Basic	$0.11	$1.02	$0.11	$3.36
Diluted	$0.11	$1.01	$0.11	$3.30

Weighted Average Common Shares Outstanding
Basic	203.5	169.0	182.1	168.8
Diluted	205.7	171.7	184.7	171.5

Cash Dividends Declared Per Common Share	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net earnings	$22.2	$172.9	$19.5	$565.5
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(137.0)	(132.4)	(276.6)	(128.8)
Unrealized cash flow hedge gains/(losses), net of tax	4.1	49.9	43.4	38.5
Reclassification adjustments on foreign currency hedges, net of tax	(23.0)	(5.0)	(69.7)	(9.7)
Unrealized gains on securities, net of tax	—	—	0.5	0.2
Reclassification adjustments on securities, net of tax	—	—	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	5.8	2.1	11.2	3.8

Total Other Comprehensive (Loss)	(150.1)	(85.4)	(291.2)	(96.4)

Comprehensive (Loss) Income	(127.9)	87.5	(271.7)	469.1
Comprehensive gain attributable to the noncontrolling interest	(0.1)	(0.1)	(0.1)	(0.9)

Comprehensive (Loss) Income attributable to Zimmer Biomet Holdings, Inc.	$(127.8)	$87.6	$(271.6)	$470.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,466.9	$1,083.3
Short-term investments	343.3	612.5
Accounts receivable, less allowance for doubtful accounts	1,385.1	912.1
Inventories	2,357.8	1,193.3
Prepaid expenses and other current assets	475.8	193.7
Deferred income taxes	365.8	318.4

Total Current Assets	6,394.7	4,313.3
Property, plant and equipment, net	1,989.0	1,285.3
Goodwill	7,679.5	2,514.2
Intangible assets, net	9,823.7	603.5
Other assets	802.2	941.7

Total Assets	$26,689.1	$9,658.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$223.6	$145.2
Income taxes payable	208.3	80.3
Current portion of long-term debt	225.0	—
Other current liabilities	1,129.6	798.5

Total Current Liabilities	1,786.5	1,024.0
Long-term income tax payable	370.5	189.9
Deferred income taxes	2,348.9	45.9
Other long-term liabilities	500.3	421.0
Long-term debt	11,689.6	1,425.5

Total Liabilities	16,695.8	3,106.3

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 302.3 million shares issued in 2015 (268.4 million in 2014)	3.0	2.7
Paid-in capital	8,156.5	4,330.7
Retained earnings	8,264.8	8,362.1
Accumulated other comprehensive (loss) income	(253.1)	38.1
Treasury stock, 98.6 million shares in 2015 (98.7 million shares in 2014)	(6,179.6)	(6,183.7)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,991.6	6,549.9
Noncontrolling interest	1.7	1.8

Total Stockholders’ Equity	9,993.3	6,551.7

Total Liabilities and Stockholders’ Equity	$26,689.1	$9,658.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net earnings	$19.5	$565.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	428.1	283.2
Share-based compensation	34.7	37.0
Non-cash Biomet merger consideration compensation expense	164.1	—
Income tax benefit from stock option exercises	77.7	32.7
Excess income tax benefit from stock option exercises	(10.3)	(9.7)
Inventory step-up	137.1	5.0
Gain on divestiture of assets	(8.9)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	29.9	(140.2)
Receivables	29.4	(42.3)
Inventories	(196.5)	(132.7)
Accounts payable and accrued expenses	(251.5)	(2.9)
Other assets and liabilities	(23.7)	103.0

Net cash provided by operating activities	429.6	698.6

Cash flows provided by (used in) investing activities:
Additions to instruments	(186.0)	(162.9)
Additions to other property, plant and equipment	(118.6)	(95.7)
Purchases of investments	(179.0)	(1,150.1)
Sales of investments	578.8	919.4
Proceeds from divestiture of assets	57.9	—
Biomet acquisition, net of acquired cash	(7,812.9)	—
Investments in other assets	(19.6)	(8.8)

Net cash used in investing activities	(7,679.4)	(498.1)

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	7,628.2	—
Proceeds from term loan	3,000.0	—
Redemption of senior notes	(2,740.0)	—
Payments on term loan	(150.0)	—
Net proceeds under revolving credit facilities	0.8	1.4
Dividends paid to stockholders	(112.3)	(108.0)
Proceeds from employee stock compensation plans	77.0	254.5
Excess income tax benefit from stock option exercises	10.3	9.7
Debt issuance costs	(58.4)	(64.1)
Repurchase of common stock	—	(400.5)

Net cash provided by (used in) financing activities	7,655.6	(307.0)

Effect of exchange rates on cash and cash equivalents	(22.2)	(6.8)

Increase (decrease) in cash and cash equivalents	383.6	(113.3)
Cash and cash equivalents, beginning of year	1,083.3	1,080.6

Cash and cash equivalents, end of period	$1,466.9	$967.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2014 Annual Report on Form 10-K filed by Zimmer Biomet Holdings, Inc. Beginning January 1, 2015, we changed our quarter-end closing convention for the majority of our international subsidiaries, which, in the case of the three and nine month periods ended September 30, 2015, resulted in a change of that quarter-end close from September 25 to September 30. As a consequence, our results of operations for the nine month period ended September 30, 2015 include up to four more billing days for such international subsidiaries than were included in our results of operations for the nine month period ended September 30, 2014. This change did not result in a significant change in the number of billing days for the three month period ended September 30, 2015. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to the consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

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

On June 24, 2015 (the “Closing Date”), pursuant to an agreement and plan of merger dated April 24, 2014, we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”). For more information on the merger, see Note 4. In connection with the merger, we changed our name from Zimmer Holdings, Inc. to Zimmer Biomet Holdings, Inc.

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

2. Revision of Prior Period Financial Statements

In the three month period ended September 30, 2015, we discovered two errors related to our financial statements for prior periods. One error related to accounts payable accruals. For certain received goods and services, we did not completely relieve the related accrual in a timely manner. As a result, our accounts payable balance was overstated. This error had been accumulating since 2012. The second error related to the accounting for the divestiture of certain Biomet product lines and rights in the three month period ended June 30, 2015. We calculated a gain on the divestiture based upon the pre-merger net book value of the assets. However, the gain should have been calculated based upon the fair value of such assets post-merger. We evaluated the impact of these errors on our prior period quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, and concluded the errors were not material to any of our previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our financial statements for the three month period ended September 30, 2015 and, therefore, it is not appropriate to recognize the cumulative corrections in this period. Consequently, we have revised previous periods’ financial statements to correct these errors as well as other unrelated, immaterial out of period adjustments that had been previously recorded. Following is a summary of the financial statement line items impacted by these revisions for the periods presented in this Form 10-Q (in millions, except per share amounts).

Revisions to the Condensed Consolidated Statements of Earnings and Comprehensive (Loss) Income

	Three Months Ended March 31, 2015			Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of products sold, excluding intangible asset amortization	$278.7	$6.2	$284.9	$290.5	$3.8	$294.3	$569.2	$10.0	$579.2
Research and development	48.4	(0.1)	48.3	51.4	(0.1)	51.3	99.8	(0.2)	99.6
Selling, general and administrative	425.0	(0.9)	424.1	445.1	(0.9)	444.2	870.1	(1.8)	868.3
Special items	87.0	(0.2)	86.8	469.4	(0.2)	469.2	556.4	(0.4)	556.0
Operating expenses	859.5	5.0	864.5	1,297.1	2.6	1,299.7	2,156.6	7.6	2,164.2
Other (expense), net	(22.6)	—	(22.6)	(4.0)	(22.3)	(26.3)	(26.6)	(22.3)	(48.9)
Earnings (loss) before income taxes	231.8	(5.0)	226.8	(213.7)	(24.9)	(238.6)	18.1	(29.9)	(11.8)
Provision (benefit) for income taxes	55.0	0.7	55.7	(55.5)	(9.3)	(64.8)	(0.5)	(8.6)	(9.1)
Net earnings (loss)	176.8	(5.7)	171.1	(158.2)	(15.6)	(173.8)	18.6	(21.3)	(2.7)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	177.1	(5.7)	171.4	(158.0)	(15.6)	(173.6)	19.1	(21.3)	(2.2)

Weighted Average Common Shares Outstanding—Diluted							174.2	(2.7)	171.5
Earnings (Loss) Per Common Share—Basic	$1.04	$(0.03)	$1.01	$(0.91)	$(0.09)	$(1.00)	$0.11	$(0.12)	$(0.01)
Earnings (Loss) Per Common Share—Diluted	$1.02	$(0.03)	$0.99	$(0.91)	$(0.09)	$(1.00)	$0.11	$(0.12)	$(0.01)

Foreign currency cumulative translation adjustments	$(152.7)	$2.8	$(149.9)	$27.8	$(17.5)	$10.3	$(124.9)	$(14.7)	$(139.6)
Total other comprehensive loss	(117.4)	2.8	(114.6)	(9.0)	(17.5)	(26.5)	(126.4)	(14.7)	(141.1)
Comprehensive Income (Loss)	59.4	(2.9)	56.5	(167.2)	(33.1)	(200.3)	(107.8)	(36.0)	(143.8)
Comprehensive Income (Loss) attributable to Zimmer Biomet Holdings, Inc.	59.2	(2.9)	56.3	(167.0)	(33.1)	(200.1)	(107.8)	(36.0)	(143.8)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cost of products sold, excluding intangible asset amortization	$296.7	$(0.8)	$295.9	$932.0	$(3.0)	$929.0
Research and development	46.0	(0.1)	45.9	141.4	(0.3)	141.1
Selling, general and administrative	423.8	(1.0)	422.8	1,304.4	7.1	1,311.5
Special items	66.4	(0.5)	65.9	165.3	(1.0)	164.3
Operating expenses	853.2	(2.4)	850.8	2,636.6	2.8	2,639.4
Earnings before income taxes	227.4	2.4	229.8	749.7	(2.8)	746.9
Provision for income taxes	62.1	(5.2)	56.9	187.2	(5.8)	181.4
Net earnings	165.3	7.6	172.9	562.5	3.0	565.5
Net Earnings of Zimmer Biomet Holdings, Inc.	165.5	7.6	173.1	563.5	3.0	566.5

Earnings Per Common Share—Basic	$0.98	$0.04	$1.02	$3.34	$0.02	$3.36
Earnings Per Common Share—Diluted	$0.96	$0.05	$1.01	$3.29	$0.01	$3.30

Foreign currency cumulative translation adjustments	$(134.6)	$2.2	$(132.4)	$(131.0)	$2.2	$(128.8)
Total other comprehensive loss	(87.6)	2.2	(85.4)	(98.6)	2.2	(96.4)
Comprehensive Income	77.7	9.8	87.5	463.9	5.2	469.1
Comprehensive Income attributable to Zimmer Biomet Holdings, Inc.	77.8	9.8	87.6	464.8	5.2	470.0

Revisions to the Condensed Consolidated Balance Sheets

	December 31, 2014			March 31, 2015			June 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Inventories	$1,169.0	$24.3	$1,193.3	$1,217.0	$20.0	$1,237.0	$2,441.4	$(2.3)	$2,439.1
Total Current Assets	4,289.0	24.3	4,313.3	11,917.2	20.0	11,937.2	6,751.5	(2.3)	6,749.2
Property, plant and equipment, net	1,288.8	(3.5)	1,285.3	1,300.7	(3.3)	1,297.4	1,998.6	(3.0)	1,995.6
Goodwill	2,514.2	—	2,514.2	2,417.0	—	2,417.0	7,730.7	(22.3)	7,708.4
Other assets	939.2	2.5	941.7	976.9	2.4	979.3	781.7	2.4	784.1
Total Assets	9,634.7	23.3	9,658.0	17,190.1	19.1	17,209.2	27,204.0	(25.2)	27,178.8
Accounts payable	167.1	(21.9)	145.2	174.9	(23.8)	151.1	268.2	(25.7)	242.5
Income taxes payable	72.4	7.9	80.3	57.5	8.6	66.1	134.0	7.7	141.7
Total Current Liabilities	1,038.0	(14.0)	1,024.0	908.7	(15.2)	893.5	2,163.1	(18.0)	2,145.1
Long-term income tax payable	181.7	8.2	189.9	181.9	8.2	190.1	358.8	8.2	367.0
Deferred income taxes	45.9	—	45.9	51.9	—	51.9	2,363.2	(8.3)	2,354.9
Total Liabilities	3,112.1	(5.8)	3,106.3	10,607.1	(7.0)	10,600.1	17,078.1	(18.1)	17,060.0
Retained earnings	8,285.2	76.9	8,362.1	8,426.8	71.1	8,497.9	8,232.3	55.4	8,287.7
Accumulated other comprehensive income	85.9	(47.8)	38.1	(31.5)	(45.0)	(76.5)	(40.5)	(62.5)	(103.0)
Total Zimmer Biomet Holdings, Inc. stockholders’ equity	6,520.8	29.1	6,549.9	6,581.0	26.1	6,607.1	10,124.1	(7.1)	10,117.0
Total Stockholders Equity	6,522.6	29.1	6,551.7	6,583.0	26.1	6,609.1	10,125.9	(7.1)	10,118.8

Revisions to the Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2015			Six Months Ended June 30, 2015
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net earnings	$176.8	$(5.7)	$171.1	$18.6	$(21.3)	$(2.7)
(Gain) loss on divestiture of assets	—	—	—	(18.9)	22.3	3.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(13.3)	0.7	(12.6)	30.5	(8.6)	21.9
Inventories	(62.2)	4.3	(57.9)	(149.9)	9.1	(140.8)
Accounts payable and accrued expenses	(149.5)	(1.9)	(151.4)	95.8	(3.8)	92.0
Other assets and liabilities	22.2	2.6	24.8	(87.8)	2.3	(85.5)

	Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Revised
Net earnings	$562.5	$3.0	$565.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(134.3)	(5.9)	(140.2)
Inventories	(134.2)	1.5	(132.7)
Accounts payable and accrued expenses	6.5	(9.4)	(2.9)
Other assets and liabilities	92.2	10.8	103.0

3. Significant Accounting Policies

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Biomet-related
Merger consideration compensation expense	$—	$—	$164.1	$—
Retention plans	—	—	73.0	—
Consulting and professional fees	28.0	27.2	114.6	40.9
Employee termination benefits	14.2	—	79.1	—
Dedicated project personnel	36.8	0.3	45.9	0.3
Relocated facilities	1.6	—	2.5	—
Contract terminations	59.2	—	75.1	—
Information technology integration	1.1	—	1.1	—
Other	5.7	—	7.6	—

Other
Consulting and professional fees	30.2	21.8	109.5	63.8
Employee termination benefits	1.1	—	1.9	0.9
Dedicated project personnel	6.4	13.9	28.9	35.7
Impairment/loss on disposal of assets	—	—	2.3	5.9
Certain R&D agreements	—	—	—	4.5
Relocated facilities	—	—	—	0.7
Distributor acquisitions	—	0.1	—	0.5
Certain litigation matters	—	—	20.3	—
Contract terminations	—	0.3	—	1.5
Information technology integration	1.8	—	1.8	—
Contingent consideration adjustments	0.1	(0.2)	2.4	0.2
Accelerated software amortization	—	1.5	1.5	4.5
Other	9.7	1.0	20.3	4.9

Special items	$195.9	$65.9	$751.9	$164.3

Pursuant to the Biomet merger agreement, all outstanding LVB stock options and LVB stock-based awards vested immediately prior to the effective time of the merger, and holders of these options and awards received a portion of the aggregate merger consideration. Some of these options and awards were already vested under the terms of LVB’s equity incentive plans. We accounted for the fair value of the consideration we paid in exchange for previously vested options and awards as consideration to complete the merger. As part of the merger agreement terms, all previously unvested options and awards vested immediately prior to the effective time of the merger. Under LVB’s equity incentive plans, unvested options and awards would have otherwise been forfeited. We have concluded that the discretionary accelerated vesting of these unvested options and awards was for the economic benefit of the combined company, and, therefore, we classified the fair value of the merger consideration we paid to holders of such unvested options and awards of $164.1 million as compensation expense.

Pursuant to the LVB merger agreement, retention plans were established for certain Biomet employees and third-party sales agents. Retention payments were earned by employees and third-party sales agents who remained with Biomet through the Closing Date. We recognized $73.0 million of expense resulting from these retention plans.

After the Closing Date, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to the initial phase of these integration plans that were recognized in the three and nine month periods ended September 30, 2015 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $130 million for contract termination expense in that time period. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance, Closing Date	$—	$—	$—
Additions	79.1	75.1	154.2
Cash payments	(28.4)	(5.9)	(34.3)
Foreign currency exchange rate changes	(0.1)	(0.2)	(0.3)

Balance, September 30, 2015	$50.6	$69.0	$119.6

Recent Accounting Pronouncements—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2014-09—Revenue from Contracts with Customers (Topic 606). This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of September 30, 2015, this change would result in a reclassification of $8.4 million of other current assets and $62.5 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

4. Biomet Merger

On the Closing Date, we completed our merger with LVB, the parent company of Biomet. We paid $12,030.3 million in cash and stock and assumed Biomet’s senior notes. The fair value of the principal amount of the senior notes was $2,740.0 million, which we repaid in full prior to June 30, 2015.

The merger positions us as a leader in the nearly $50 billion musculoskeletal industry. Our product portfolio now includes Biomet’s legacy product lines, including knee and hip reconstructive products; sports medicine, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products; dental reconstructive products; and cement, biologics and other products. Our larger scale provides for increased competitiveness in our core and emerging franchises and a stronger presence in our geographic markets. The merger positions us to accelerate revenue growth through cross-selling opportunities between our legacy product portfolios and sales force specialization. The combination of our research and development (“R&D”) functions will allow us to allocate a greater portion of the combined R&D spending towards innovations designed to address unmet clinical needs and create new-market adjacencies. We also expect to realize operational synergies to enhance value for stockholders.

In order to consummate the merger under applicable antitrust laws and regulations in certain countries, we had to divest certain product line rights and assets. As a result, we recognized a net gain of $12.3 million and $8.9 million in non-operating other expense, net in the three and nine month periods ended September 30, 2015, respectively.

We funded the cash portion of the merger consideration with available cash on hand, as well as proceeds from a $3.0 billion senior unsecured term loan and $7.65 billion in senior unsecured notes issued in March 2015. See Note 9 for further information regarding these debt instruments.

The aggregate merger consideration paid was $12,030.3 million, consisting of $8,307.6 million of cash and 32.7 million shares of our common stock valued at $3,722.7 million. The value of our common stock was based upon a stock price of $113.83 per share using the average of the high and low trading prices on the Closing Date. As discussed in Note 3, $164.1 million of the cash and common stock consideration was allocated to compensation expense due to the acceleration of the vesting of unvested LVB stock options and LVB stock-based awards in connection with the merger. Therefore, the amount of merger consideration utilized for the purchase method of accounting was $11,866.2 million.

The merger was accounted for under the purchase method of accounting. Accordingly, LVB’s results of operations have been included in our consolidated results of operations subsequent to the Closing Date, and LVB’s assets and liabilities were recorded at their estimated fair values in our consolidated statement of financial position as of the Closing Date, with the excess of the purchase price over the estimated fair values being allocated to goodwill. During the three and nine month periods ended September 30, 2015, Biomet contributed net sales of $742.8 million and $802.7 million, respectively. During the three and nine month periods ended September 30, 2015, Biomet contributed net operating losses of $28.3 million and $316.5 million, respectively, to our consolidated results, driven by $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards, $73.0 million of retention plan expense, severance expense, inventory step-up expense and intangible asset amortization.

The purchase price allocation as of September 30, 2015 is preliminary. The preliminary purchase price allocation is based on publicly available financial information of LVB, our informed insights into the industries in which LVB competed, and discussions with LVB’s management. The estimation of fair values requires a complex series of judgments about future events and uncertainties which will take us some time to compile. Additionally, we have engaged external experts to assist us in the estimation of fair value for certain assets. For these reasons, among others, there may be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year from the Closing Date.

The following table summarizes our estimate of the preliminary fair values of the assets acquired and liabilities assumed at the Closing Date (in millions):

	Closing Date (as revised)	Adjustments	Closing Date (as adjusted)
Cash	$494.8	$—	$494.8
Accounts receivable, net	544.7	10.3	555.0
Inventory	1,161.7	6.2	1,167.9
Other current assets	202.3	(35.3)	167.0
Property, plant and equipment	699.4	(1.0)	698.4
Intangible assets not subject to amortization:		—	—
Trademarks and trade names	515.0	—	515.0
Intangible assets subject to amortization:		—	—
Technology	3,075.3	15.8	3,091.1
Customer relationships	5,829.0	—	5,829.0
Other assets	29.5	(9.4)	20.1
Goodwill	5,270.2	(16.3)	5,253.9

Total assets acquired	17,821.9	(29.7)	17,792.2

Current liabilities	588.9	10.7	599.6
Long-term debt	2,740.0	—	2,740.0
Deferred taxes	2,568.6	(41.1)	2,527.5
Other long-term liabilities	58.2	0.7	58.9

Total liabilities assumed	5,955.7	(29.7)	5,926.0

Net assets acquired	$11,866.2	$—	$11,866.2

Adjustments to the preliminary fair values of the assets acquired and liabilities assumed during the three month period ended September 30, 2015 related to refinement of deferred tax balances, adjustments to contingent liabilities and contingent gains based upon additional evidence obtained, and a change in the fair value of certain intangible assets acquired. There may be additional adjustments to these preliminary estimates of fair value which could be material.

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

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Unallocated	Total
Balance at December 31, 2014
Goodwill	$1,666.2	$1,067.7	$153.3	$—	$2,887.2
Accumulated impairment losses	(373.0)	—	—	—	(373.0)

	1,293.2	1,067.7	153.3	—	2,514.2
Biomet merger	—	—	—	5,253.9	5,253.9
Currency translation	(8.9)	(72.2)	(7.5)	—	(88.6)

Balance at September 30, 2015
Goodwill	1,657.3	995.5	145.8	5,253.9	8,052.5
Accumulated impairment losses	(373.0)	—	—	—	(373.0)

	$1,284.3	$995.5	$145.8	$5,253.9	$7,679.5

The following sets forth unaudited pro forma financial information derived from (i) the unaudited financial statements of Zimmer for the three and nine month periods ended September 30, 2015 and 2014; and (ii) the unaudited financial statements of LVB for the periods January 1, 2015 to June 23, 2015 and for the three and nine month periods ended September 30, 2014. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

Pro Forma Financial Information

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net Sales	$1,762.2	$1,888.4	$5,584.1	$5,906.2
Net Earnings	$22.2	$106.6	$267.3	$221.5

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as inventory step-up, amortization of acquired intangible assets and interest expense on debt incurred to finance the merger. Material, nonrecurring pro forma adjustments directly attributable to the Biomet merger include:

•	The $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards was removed from net earnings for the nine month period ended September 30, 2015 and recognized as an expense in the nine month period ended September 30, 2014.

•	The $73.0 million of retention plan expense was removed from net earnings for the nine month period ended September 30, 2015 and recognized as an expense in the nine month period ended September 30, 2014.

•	Transaction costs of $17.7 million was removed from net earnings for the nine month period ended September 30, 2015 and recognized as an expense in the nine month period ended September 30, 2014.

5. Inventories

	September 30, 2015	December 31, 2014
	(in millions)
Finished goods	$1,915.0	$924.2
Work in progress	141.4	87.8
Raw materials	301.4	181.3

Inventories	$2,357.8	$1,193.3

Finished goods inventory as of September 30, 2015 includes $368.3 million to step-up the acquired Biomet inventory to fair value.

6. Property, Plant and Equipment

	September 30, 2015	December 31, 2014
	(in millions)
Land	$40.9	$20.4
Buildings and equipment	1,639.4	1,283.4
Capitalized software costs	304.8	294.7
Instruments	2,152.9	1,692.8
Construction in progress	150.9	115.8

	4,288.9	3,407.1
Accumulated depreciation	(2,299.9)	(2,121.8)

Property, plant and equipment, net	$1,989.0	$1,285.3

7. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses
As of September 30, 2015
Corporate debt securities	$372.1	$0.3	$(0.2)	$372.2
U.S. government and agency debt securities	66.9	—	—	66.9
Commercial paper	11.5	—	—	11.5
Certificates of deposit	15.9	—	—	15.9

Total short and long-term investments	$466.4	$0.3	$(0.2)	$466.5

As of December 31, 2014
Corporate debt securities	$516.9	$0.1	$(0.5)	$516.5
U.S. government and agency debt securities	194.3	—	—	194.3
Commercial paper	57.8	—	—	57.8
Certificates of deposit	100.3	—	—	100.3

Total short and long-term investments	$869.3	$0.1	$(0.5)	$868.9

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of September 30, 2015 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$343.2	$343.3
Due after one year through two years	123.2	123.2

Total	$466.4	$466.5

8. Other Current Liabilities

	September 30, 2015	December 31, 2014
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$276.3	$167.7
License and service agreements	167.0	100.2
Accrued interest	113.8	4.0
Forward starting interest rate swaps	—	59.3
Litigation settlement accrual (Note 17)	—	70.0
Accrued liabilities	572.5	397.3

Total other current liabilities	$1,129.6	$798.5

9. Debt

Our debt consisted of the following (in millions):

	September 30, 2015	December 31, 2014
Current portion of long-term debt
U.S. Term Loan	$225.0	$—

Long-term debt
1.450% Senior Notes due 2017	$500.0	$—
2.000% Senior Notes due 2018	1,150.0	—
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	—
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	—
3.550% Senior Notes due 2025	2,000.0	—
4.250% Senior Notes due 2035	500.0	—
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	—
U.S. Term Loan	2,625.0	—
Japan Term Loan	97.6	98.0
Other long-term debt	5.3	4.9
Debt discount	(22.3)	(1.4)
Adjustment related to interest rate swaps	34.0	24.0

Total long-term debt	$11,689.6	$1,425.5

At September 30, 2015, our total debt consisted of $8.95 billion aggregate principal amount of our senior notes, a $2.85 billion U.S. term loan (“U.S. Term Loan”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt totaling $17.0 million.

The U.S. term loan is part of our $4.35 billion senior credit facility (the “Senior Credit Facility”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “U.S. Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (the “Multicurrency Revolving Facility”). The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2015.

On June 24, 2015, we borrowed $3.0 billion under the U.S. Term Loan Facility to fund a portion of the Biomet merger. Under the terms of the U.S. Term Loan Facility, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. In the three month period ended September 30, 2015, we paid $150.0 million in principal under the U.S. Term Loan Facility, resulting in $2.85 billion in outstanding borrowings as of September 30, 2015.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of September 30, 2015.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at September 30, 2015, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

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

Between the Closing Date and June 30, 2015, we repaid the Biomet senior notes we assumed in the merger. The fair value of the principal amount plus interest was $2,798.6 million. These senior notes required us to pay a call premium in excess of the fair value of the notes when they were repaid. As a result, we recognized $22.0 million in non-operating other expense related to this call premium.

The estimated fair value of our senior notes as of September 30, 2015, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,893.5 million. The estimated fair value of the Japan Term Loan as of September 30, 2015, based upon publicly available market yield curves and the terms of the debt (Level 2), was $97.2 million. The carrying value of the U.S. Term Loan approximates fair value as it bears interest at short-term variable market rates.

10. Accumulated Other Comprehensive Income

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2014	$111.8	$70.1	$(0.4)	$(143.4)
OCI before reclassifications	(276.6)	43.4	0.5	4.7
Reclassifications	—	(69.7)	—	6.5

Balance September 30, 2015	$(164.8)	$43.8	$0.1	$(132.2)

The following table shows the reclassification adjustments from OCI (in millions):

Component of OCI	Amount of Gain / (Loss) Reclassified from OCI				Location on Statement of Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cash flow hedges
Foreign exchange forward contracts	$30.5	$8.7	$91.7	$20.4	Cost of products sold
Foreign exchange options	—	(0.1)	—	(0.3)	Cost of products sold
Forward starting interest rate swaps	(0.4)	—	(0.9)	—	Interest expense

	30.1	8.6	90.8	20.1	Total before tax
	7.1	3.6	21.1	10.4	Provision for income taxes

	$23.0	$5.0	$69.7	$9.7	Net of tax

Investments
Realized gains on securities	$—	$—	$—	$0.4	Interest income
	—	—	—	—	Provision for income taxes

	$—	$—	$—	$0.4	Net of tax

Defined benefit plans
Prior service cost	$1.1	$1.0	$3.4	$2.9	*
Unrecognized actuarial (loss)	(5.0)	(2.9)	(13.5)	(8.6)	*

	(3.9)	(1.9)	(10.1)	(5.7)	Total before tax
	(2.8)	0.2	(3.6)	(1.9)	Provision for income taxes

	$(1.1)	$(2.1)	$(6.5)	$(3.8)	Net of tax

Total reclassifications	$21.9	$2.9	$63.2	$6.3	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 14).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(137.0)	$—	$(137.0)	$(276.6)	$—	$(276.6)
Unrealized cash flow hedge gains/(losses)	7.3	3.2	4.1	48.0	4.6	43.4
Reclassification adjustments on foreign currency hedges	(30.1)	(7.1)	(23.0)	(90.8)	(21.1)	(69.7)
Unrealized gains/(losses) on securities	—	—	—	0.5	—	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions	9.3	3.5	5.8	15.5	4.3	11.2

Total Other Comprehensive Gain/(Loss)	$(150.5)	$(0.4)	$(150.1)	$(303.4)	$(12.2)	$(291.2)

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(132.4)	$—	$(132.4)	$(128.8)	$—	$(128.8)
Unrealized cash flow hedge gains/(losses)	62.8	12.9	49.9	47.3	8.8	38.5
Reclassification adjustments on foreign currency hedges	(8.6)	(3.6)	(5.0)	(20.1)	(10.4)	(9.7)
Unrealized gains/(losses) on securities	—	—	—	0.2	—	0.2
Reclassification adjustments on securities	—	—	—	(0.4)	—	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.9	(0.2)	2.1	5.7	— 1.9	3.8

Total Other Comprehensive Gain/(Loss)	$(76.3)	$9.1	$(85.4)	$(96.1)	$0.3	$(96.4)

11. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$372.2	$—	$372.2	$—
U.S. government and agency debt securities	66.9	—	66.9	—
Commercial paper	11.5	—	11.5	—
Certificates of deposit	15.9	—	15.9	—

Total available-for-sale securities	466.5	—	466.5	—
Derivatives, current and long-term
Foreign currency forward contracts and options	114.7	—	114.7	—
Interest rate swaps	34.0	—	34.0	—

	$615.2	$—	$615.2	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$1.8	$—	$1.8	$—

	As of December 31, 2014
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$516.5	$—	$516.5	$—
U.S. government and agency debt securities	194.3	—	194.3	—
Commercial paper	57.8	—	57.8	—
Certificates of deposit	100.3	—	100.3	—

Total available-for-sale securities	868.9	—	868.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	125.5	—	125.5	—
Interest rate swaps	24.0	—	24.0	—

	$1,018.4	$—	$1,018.4	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$1.7	$—	$1.7	$—
Forward starting interest rate swaps	59.3	—	59.3	—

	$61.0	$—	$61.0	$—

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

12. Derivative Instruments and Hedging Activities

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2015, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2015 through March 2018. As of September 30, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,415.5 million. As of September 30, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $312.1 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. Starting in 2015, the net amount of these offsetting gains/losses is recorded in other expense. In 2014 and prior periods, the net amount was recorded in cost of products sold and was not material. The 2014 presentation has been reclassified to conform to the 2015 presentation. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.2 billion to $1.7 billion per quarter.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Gain (Loss) on Instrument				Gain (Loss) on Hedged Item
		Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014	2015	2014	2015	2014
Interest rate swaps	Interest expense	$10.8	$(4.9)	$10.0	$7.0	$(10.8)	$4.9	$(10.0)	$(7.0)

We had no ineffective fair value hedging instruments during the three or nine month periods ended September 30, 2015 and 2014.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain / (Loss) Recognized in OCI				Location on Statement of Earnings	Amount of Gain / (Loss) Reclassified from OCI
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014		2015	2014	2015	2014
Foreign exchange forward contracts	$7.3	$62.6	$86.3	$47.3	Cost of products sold	$30.5	$8.7	$91.7	$20.4
Foreign exchange options	—	0.2	—	—	Cost of products sold	—	(0.1)	—	(0.3)
Forward starting interest rate swaps	—	—	(38.3)	—	Interest expense	(0.4)	—	(0.9)	—

	$7.3	$62.8	$48.0	$47.3		$30.1	$8.6	$90.8	$20.1

The net amounts recognized in earnings during the three and nine month periods ended September 30, 2015 and 2014 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2015, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $45.1 million, or $43.8 million after taxes, which is deferred in OCI. Of the net unrealized gain, $105.4 million, or $79.9 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized gain deferred in OCI and the expected reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in OCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign exchange forward contracts	Other income (expense), net	$8.4	$9.7	$22.0	$5.4

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2015 and December 31, 2014, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$109.6	Other current assets	$98.7
Foreign exchange forward contracts	Other assets	29.3	Other assets	53.1
Interest rate swaps	Other assets	34.0	Other assets	24.0

Total asset derivatives		$172.9		$175.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$15.6	Other current liabilities	$16.4
Forward starting interest rate swaps	Other current liabilities	—	Other current liabilities	59.3
Foreign exchange forward contracts	Other long-term liabilities	10.4	Other long-term liabilities	11.6

Total liability derivatives		$26.0		$87.3

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

	Location	As of September 30, 2015			As of December 31, 2014
Description		Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$109.6	14.8	$94.8	$98.7	$15.9	$82.8
Cash flow hedges	Other assets	29.3	9.4	19.9	53.1	10.4	42.7

Liability Derivatives
Cash flow hedges	Other current liabilities	15.6	14.8	0.8	16.4	15.9	0.5
Cash flow hedges	Other long-term liabilities	10.4	9.4	1.0	11.6	10.4	1.2

13. Income Taxes

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

In the three and nine month periods ended September 30, 2015, our effective tax rate was 30.2 percent and 2.7 percent, respectively. Our effective tax rate was lower than the U.S. statutory income tax rate of 35.0 percent primarily due to income earned in foreign locations with lower tax rates as well as the majority of “Special items” expense has been incurred in higher tax jurisdictions.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$7.6	$6.3	$22.8	$19.0
Interest cost	7.2	6.1	18.3	18.4
Expected return on plan assets	(12.3)	(10.1)	(34.1)	(30.4)
Amortization of prior service cost	(1.1)	(1.0)	(3.4)	(2.9)
Amortization of unrecognized actuarial loss	5.0	2.9	13.5	8.6

Net periodic pension expense	$6.4	$4.2	$17.1	$12.7

We expect that we will have minimal legally required funding obligations in 2015 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2015. We contributed $11.4 million to our foreign-based defined benefit pension plans in the nine month period ended September 30, 2015, and we expect to contribute $3.6 million to these foreign-based plans during the remainder of 2015.

15. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average shares outstanding for basic net earnings per share	203.5	169.0	182.1	168.8
Effect of dilutive stock options and other equity awards	2.2	2.7	2.6	2.7

Weighted average shares outstanding for diluted net earnings per share	205.7	171.7	184.7	171.5

During the three and nine month periods ended September 30, 2015, an average of 2.2 million options and 0.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock. During the three and nine month periods ended September 30, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock.

16. Segment Information

We design, develop, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial (“CMF”) and thoracic products, dental implants; and related surgical products. We also provide other healthcare-related services. We manage operations through three major geographic segments—the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. This structure is the basis for our reportable segment information discussed below. Management evaluates reportable segment performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, U.S., Puerto Rico and Ireland-based manufacturing operations and logistics and share-based payment expense. Intercompany transactions have been eliminated from segment operating profit.

Net sales and segment operating profit are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Americas	$1,133.5	$637.9	$549.7	$316.8
EMEA	375.2	270.7	105.1	82.7
Asia Pacific	253.5	197.4	121.6	90.8

Total	$1,762.2	$1,106.0

Inventory step-up and other inventory and manufacturing related charges			(132.6)	(7.7)
Intangible asset amortization			(122.6)	(20.6)
Certain claims			—	0.3
Special items			(195.9)	(65.9)
Global operations and corporate functions			(209.3)	(141.2)

Operating profit			$116.0	$255.2

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Americas	$2,458.2	$1,916.3	$1,217.6	$947.4
EMEA	964.2	932.3	321.4	302.5
Asia Pacific	641.8	601.8	317.4	286.6

Total	$4,064.2	$3,450.4

Inventory step-up and other inventory and manufacturing related charges			(151.2)	(32.9)
Intangible asset amortization			(176.0)	(72.0)
Certain claims			(7.7)	(21.5)
Special items			(751.9)	(164.3)
Global operations and corporate functions			(515.8)	(434.8)

Operating profit			$253.8	$811.0

Due to the change in our interim quarter-end closing convention for the majority of our international subsidiaries, net sales for our EMEA and Asia Pacific reportable segments in the three and nine month periods ended September 30, 2015 include sales through September 30, 2015, whereas in the three and nine month periods ended September 30, 2014, net sales for those operating segments included sales through September 25, 2014. We have not restated the presentation of the 2014 financial statements to conform to this change of closing convention because the impact of the change is not material to our consolidated results of operations or to the comparisons between the 2015 and 2014 periods.

Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Knees	$632.0	$443.3	$1,564.8	$1,398.9
Hips	434.5	315.6	1,066.8	988.3
S.E.T	371.0	208.6	811.1	634.1
Dental	103.4	53.9	220.2	176.0
Spine & CMF	147.7	51.0	256.1	151.5
Other	73.6	33.6	145.2	101.6

Total	$1,762.2	$1,106.0	$4,064.2	$3,450.4

“S.E.T” refers to our Surgical, Sports Medicine, Foot and Ankle, Extremities and Trauma product category.

17. Commitments and Contingencies

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Acetabular Component (“Durom Cup”) in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (MDL) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of September 30, 2015, case specific discovery in these lawsuits was ongoing. The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims, including $7.7 million during the nine month period ended September 30, 2015 that is reported on the “Certain claims” line of our condensed consolidated statement of earnings. With respect to the same prior year period, we recognized $21.5 million in expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of September 30, 2015, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our condensed consolidated balance sheet as of September 30, 2015 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of September 30, 2015 of the remaining liability for all Durom Cup-related claims is $322.9 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $272.9 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of September 30, 2015, discovery in these lawsuits was ongoing. The initial bellwether trial commenced in October 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of September 30, 2015 of the remaining liability for all Biomet metal-on-metal hip implant claims is $39.3 million, which is classified as short-term in “Other current liabilities” on our condensed consolidated balance sheet.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of September 30, 2015, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.

Heraeus trade secret misappropriation lawsuits: In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Biomet Europe BV and certain other subsidiaries of Biomet, Inc., alleging that Biomet, Inc. and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”). The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Inc., Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.

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

As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. While Heraeus has indicated that it intends to take the position that the judgment would prohibit the manufacture, marketing, sale and offering of European Cements outside of Germany as well and is attempting to enforce the judgment in a limited number of other European jurisdictions, Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH are vigorously contesting any enforcement of the judgment beyond Germany. Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the appeals court decision.

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

Heraeus continues to initiate other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against Biomet-related entities relating to the European Cements.

No assurance can be made as to the time or resources that will be needed to devote to this litigation or its final outcome.

Stryker patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. No date has been set for oral argument. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $140.0 million that could have a material adverse effect on our results of operations.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain manufacturing and validation processes pertaining to Trilogy® Acetabular System products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Zhejiang. As of September 30, 2015, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at that facility are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

Biomet DPA and Consent: On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice, Criminal Division, Fraud Section (“DOJ”) and a Consent to Final

Judgment (“Consent”) with the U.S. Securities and Exchange Commission (“SEC”) related to an investigation by the DOJ and the SEC into possible violations of the Foreign Corrupt Practices Act (“FCPA”) in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the FCPA. In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices. The Consent that Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor.

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

Other Government Investigations and Document Requests: In June 2013, Biomet received a subpoena from the U.S. Attorney’s Office for the District of New Jersey requesting various documents relating to the fitting of custom-fabricated or custom-fitted orthoses, or bracing, to patients in New Jersey, Texas and Washington. Biomet has produced responsive documents and is fully cooperating with the request of the U.S. Attorney’s Office. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

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

In February 2010, Biomet received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and Biomet’s Interpore Cross subsidiary for the period from 1999 through the date of the subpoena and the marketing and sales activities associated with Interpore Cross’ spinal products. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

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

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results subsequent to that date. The Biomet merger is a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our revenues and expenses have increased significantly in the three and nine month periods ended September 30, 2015.

In portions of this discussion and analysis, we also present sales information on a pro forma basis for the nine month period ended September 30, 2015 and the three and nine month periods ended September 30, 2014. This pro forma information includes Zimmer and Biomet sales in those periods as if the merger occurred on January 1, 2014. Accordingly, the pro forma net sales information for periods prior to the Closing Date includes the net sales of Biomet, but does not include the impact of the divestiture of certain product line rights and assets.

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2015

The third quarter of 2015 was our first full quarter following the closing of the Biomet merger. We made significant progress by accomplishing important commercial integration milestones across all geographies. We largely completed the appointment of our global sales leaders during the quarter, and we expect to substantially complete all commercial integration efforts by the end of this year. We also began to execute our integration roadmaps designed to capture the net operating synergy opportunities presented by this merger.

Our results have been significantly impacted by the Biomet merger. Our sales for the three month period ended September 30, 2015 increased by 59.3 percent due to the Biomet merger. Volume/mix growth from the merger was partially offset by the negative effects of changes in foreign currency exchange rates and continued, but stable, pricing pressure in all of our operating segments.

Our net earnings in the three and nine month periods ended September 30, 2015 decreased compared to the same prior year periods. The primary driver of the lower net earnings was expense incurred in connection with the Biomet merger. As a result of the merger, we recognized significant expenses due to stepping up the acquired inventory to fair value, the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, contract termination expense related to agreements with independent agents, distributors, suppliers and lessors, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges. Interest expense also increased due to financing-related costs for the merger.

2015 Outlook

The Biomet merger will continue to have a significant effect on our operating results for the remainder of the year. We will continue executing the integration plan which will drive enhanced competition in our core and emerging franchises and geographic markets. These integration activities will result in significant “Special items” expense throughout the remainder of 2015. We will also continue recognizing significant expenses in cost of products sold related to stepping up the value of acquired Biomet inventory to fair value and increased intangible asset amortization from acquired assets.

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

Net Sales by Operating Segment

The following tables present our net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc	Volume / Mix	Price	Foreign Exchange
	2015	2014
Americas	$1,133.5	$637.9	77.7%	81.5%	(2.8)%	(1.0)%
EMEA	375.2	270.7	38.5	54.6	(0.7)	(15.4)
Asia Pacific	253.5	197.4	28.5	44.2	(2.4)	(13.3)

Total	$1,762.2	$1,106.0	59.3	68.2	(2.2)	(6.7)

	Nine Months Ended September 30,		% Inc	Volume / Mix	Price	Foreign Exchange
	2015	2014
Americas	$2,458.2	$1,916.3	28.3%	31.6%	(2.5)%	(0.8)%
EMEA	964.2	932.3	3.4	21.3	(1.2)	(16.7)
Asia Pacific	641.8	601.8	6.7	20.3	(2.4)	(11.2)

Total	$4,064.2	$3,450.4	17.8	26.8	(2.1)	(6.9)

“Foreign Exchange,” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales.

The following tables present our pro forma net sales by operating segment and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Dec	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
	Reported 2015	Pro forma 2014
Americas	$1,133.5	$1,170.2	(3.1)%	1.5%	(2.2)%	(1.7)%	(0.7)%
EMEA	375.2	439.7	(14.7)	2.9	(1.3)	(1.2)	(15.1)
Asia Pacific	253.5	278.5	(9.0)	7.1	(2.4)	—	(13.7)

Total	$1,762.2	$1,888.4	(6.7)	2.7	(2.1)	(1.3)	(6.0)

	Nine Months Ended September 30,		% Dec	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
	Pro Forma 2015	Pro forma 2014
Americas	$3,480.9	$3,517.9	(1.1)%	1.7%	(1.6)%	(0.6)%	(0.6)%
EMEA	1,314.3	1,533.2	(14.3)	3.3	(1.0)	(0.3)	(16.3)
Asia Pacific	788.9	855.1	(7.7)	5.6	(1.9)	—	(11.4)

Total	$5,584.1	$5,906.2	(5.5)	2.6	(1.5)	(0.4)	(6.2)

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,		% Inc	Volume / Mix	Price	Foreign Exchange
	2015	2014
Knees	$632.0	$443.3	42.5%	51.7%	(2.4)%	(6.8)%
Hips	434.5	315.6	37.6	48.4	(2.4)	(8.4)
S.E.T.	371.0	208.6	77.8	85.2	(1.6)	(5.8)
Dental	103.4	53.9	91.9	98.3	(1.2)	(5.2)
Spine & CMF	147.7	51.0	189.8	196.5	(2.1)	(4.6)
Other	73.6	33.6	120.4	125.8	(2.1)	(3.3)

Total	1,762.2	1,106.0	59.3	68.2	(2.2)	(6.7)

	Nine Months Ended September 30,		% Inc	Volume / Mix	Price	Foreign Exchange
	2015	2014
Knees	$1,564.8	$1,398.9	11.8%	21.1%	(2.5)%	(6.8)%
Hips	1,066.8	988.3	7.9	19.1	(2.6)	(8.6)
S.E.T.	811.1	634.1	27.9	34.7	(0.9)	(5.9)
Dental	220.2	176.0	25.1	32.5	(1.3)	(6.1)
Spine & CMF	256.1	151.5	69.1	75.3	(1.4)	(4.8)
Other	145.2	101.6	43.2	49.0	(2.5)	(3.3)

Total	4,064.2	3,450.4	17.8	26.8	(2.1)	(6.9)

The following tables present our pro forma net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,
	Reported 2015	Pro Forma 2014	% Dec	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$632.0	$676.8	(6.6)%	3.9%	(2.3)%	(1.9)%	(6.3)%
Hips	434.5	471.9	(7.9)	2.3	(2.6)	—	(7.6)
S.E.T.	371.0	390.2	(4.9)	2.4	(1.5)	(0.6)	(5.2)
Dental	103.4	110.8	(6.6)	0.1	(1.0)	—	(5.7)
Spine & CMF	147.7	151.8	(2.7)	1.7	(1.4)	—	(3.0)
Other	73.6	86.9	(15.3)	0.8	(2.1)	(10.8)	(3.2)

Total	1,762.2	1,888.4	(6.7)	2.7	(2.1)	(1.3)	(6.0)

	Nine Months Ended September 30,
	Pro Forma 2015	Pro Forma 2014	% Dec	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$2,024.0	$2,133.8	(5.2)%	3.9%	(1.9)%	(0.7)%	(6.5)%
Hips	1,372.3	1,479.1	(7.2)	2.7	(2.1)	—	(7.8)
S.E.T.	1,168.0	1,202.2	(2.8)	3.4	(0.7)	(0.1)	(5.4)
Dental	339.2	368.5	(7.9)	(1.0)	(0.7)	—	(6.2)
Spine & CMF	435.2	448.5	(2.9)	0.8	(0.7)	—	(3.0)
Other	245.4	274.1	(10.5)	(3.0)	(1.3)	(2.7)	(3.5)

Total	5,584.1	5,906.2	(5.5)	2.6	(1.5)	(0.4)	(6.2)

The following table presents our net sales by product category by geography (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Inc	2015	2014	% Inc / (Dec)
Knees
Americas	$401.1	$266.9	50.2%	$950.0	$802.3	18.4%
EMEA	134.1	101.2	32.4	368.5	365.3	0.9
Asia Pacific	96.8	75.2	28.8	246.3	231.3	6.5

Total	632.0	443.3	42.5	1,564.8	1,398.9	11.8

Hips
Americas	239.7	149.8	60.0	539.9	453.2	19.1
EMEA	117.5	99.6	18.0	322.3	332.3	(3.0)
Asia Pacific	77.3	66.2	16.7	204.6	202.8	0.9

Total	434.5	315.6	37.6	1,066.8	988.3	7.9

S.E.T.
Americas	251.3	126.8	98.3	525.7	378.4	39.0
EMEA	66.5	39.2	69.5	146.8	127.9	14.7
Asia Pacific	53.2	42.6	24.7	138.6	127.8	8.4

Total	371.0	208.6	77.8	811.1	634.1	27.9

Dental
Americas	66.7	34.3	94.5	139.5	105.7	32.0
EMEA	28.3	15.6	81.3	65.0	56.8	14.5
Asia Pacific	8.4	4.0	112.0	15.7	13.5	16.6

Total	103.4	53.9	91.9	220.2	176.0	25.1

Spine & CMF
Americas	117.1	33.7	248.4	188.2	95.7	96.8
EMEA	17.6	10.7	63.5	41.2	37.6	9.6
Asia Pacific	13.0	6.6	97.2	26.7	18.2	46.7

Total	147.7	51.0	189.8	256.1	151.5	69.1

Other
Americas	57.6	26.4	118.2	114.9	81.0	41.9
EMEA	11.2	4.4	158.4	20.4	12.4	64.1
Asia Pacific	4.8	2.8	80.1	9.9	8.2	23.6

Total	73.6	33.6	120.4	145.2	101.6	43.2

The following table presents our pro forma net sales by product category by geography (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	Reported 2015	Pro forma 2014	% Inc / (Dec)	Pro forma 2015	Pro forma 2014	% Inc / (Dec)
Knees
Americas	$401.1	$419.2	(4.3)%	$1,243.2	$1,258.9	(1.3)%
EMEA	134.1	153.9	(12.9)	482.8	553.4	(12.8)
Asia Pacific	96.8	103.7	(6.6)	298.0	321.5	(7.3)

Total	632.0	676.8	(6.6)	2,024.0	2,133.8	(5.2)

Hips
Americas	239.7	244.7	(2.1)	730.4	743.8	(1.8)
EMEA	117.5	137.9	(14.8)	400.3	465.1	(13.9)
Asia Pacific	77.3	89.3	(13.4)	241.6	270.2	(10.6)

Total	434.5	471.9	(7.9)	1,372.3	1,479.1	(7.2)

S.E.T.
Americas	251.3	252.2	(0.3)	774.1	763.7	1.4
EMEA	66.5	78.6	(15.4)	223.6	258.7	(13.5)
Asia Pacific	53.2	59.4	(10.5)	170.3	179.8	(5.3)

Total	371.0	390.2	(4.9)	1,168.0	1,202.2	(2.8)

Dental
Americas	66.7	68.5	(2.6)	208.0	212.7	(2.2)
EMEA	28.3	34.4	(17.5)	107.8	128.2	(15.9)
Asia Pacific	8.4	7.9	6.2	23.4	27.6	(14.9)

Total	103.4	110.8	(6.6)	339.2	368.5	(7.9)

Spine & CMF
Americas	117.1	118.9	(1.5)	334.9	335.8	(0.2)
EMEA	17.6	20.1	(12.7)	60.2	72.8	(17.3)
Asia Pacific	13.0	12.8	1.6	40.1	39.9	0.5

Total	147.7	151.8	(2.7)	435.2	448.5	(2.9)

Other
Americas	57.6	66.7	(13.7)	190.3	203.0	(6.2)
EMEA	11.2	14.8	(23.9)	39.6	55.0	(28.1)
Asia Pacific	4.8	5.4	(11.4)	15.5	16.1	(4.3)

Total	73.6	86.9	(15.3)	245.4	274.1	(10.5)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 68.2 percentage points of year-over-year sales growth during the three month period ended September 30, 2015. Volume/mix growth was driven by the Biomet merger, new product introductions and sales in key emerging markets.

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

Pricing Trends

Global selling prices had a negative effect of 2.2 percentage points on year-over-year sales during the three month period ended September 30, 2015. The negative 2.2 percent effect on year-over-year sales is consistent with what we have experienced over the past three years. The majority of countries in which we operate continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the remainder of the year, we expect this pricing pressure will continue.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2015, changes in foreign currency exchange rates had a negative effect of 6.7 percentage points on year-over-year sales. If foreign currency exchange rates remain consistent with September 30, 2015 rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will continue to cause declines in sales relative to the prior year period. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales increased in the three and nine month periods ended September 30, 2015 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, Knee sales declined in both 2015 periods due to changes in foreign currency exchange rates, the divestiture of certain product line rights and assets and continued pricing pressure. The volume/mix growth on a pro forma basis was driven by recent product introductions, such as Persona® The Personalized Knee System. In particular, our EMEA and Asia Pacific operating segments experienced strong volume/mix growth in this product category.

Hips

Hip sales increased in the three and nine month periods ended September 30, 2015 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis in both periods, positive volume and mix trends were more than offset by pricing pressure and the negative effects of changes in foreign currency exchange rates.

S.E.T.

Our S.E.T product category sales increased in the three and nine month periods ended September 30, 2015 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis in both periods, positive volume and mix trends were more than offset by pricing pressure, the divestiture of certain product line rights and assets and the negative effects of changes in foreign currency exchange rates. On a pro forma basis within this category, our extremities business achieved solid sales growth from sales of our shoulder and elbow products.

Dental

Dental sales increased in the three and nine month periods ended September 30, 2015 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, sales in both 2015 periods declined due to continued pricing pressure and the negative effects of changes in foreign currency exchange rates.

Spine and CMF

Spine and CMF sales increased in the three and nine month periods ended September 30, 2015 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis in both 2015 periods, strong sales of our CMF products were partially offset by a decline in Spine product sales.

Expenses as a Percentage of Net Sales

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Inc/(Dec)	2015	2014	Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	31.3%	26.8%	4.5	27.8%	26.9%	0.9
Intangible asset amortization	7.0	1.9	5.1	4.3	2.1	2.2
Research and development	4.7	4.2	0.5	4.5	4.1	0.4
Selling, general and administrative	39.3	38.2	1.1	38.4	38.0	0.4
Certain claims	—	—	—	0.2	0.6	(0.4)
Special items	11.1	6.0	5.1	18.5	4.8	13.7
Operating profit	6.6	23.1	(16.5)	6.2	23.5	(17.3)

The increase in cost of products sold as a percentage of net sales for the 2015 periods compared to the same prior year periods was primarily due to $137.1 million of expense from stepping up the acquired Biomet inventory to fair value and lower average selling prices. This was partially offset by higher hedge gains in the 2015 periods from our foreign currency hedging program compared to the same prior year period. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.

Intangible asset amortization increased in the 2015 periods when compared to the same prior year periods due to amortization of assets acquired in the Biomet merger.

R&D expenses and R&D as a percentage of sales increased in the 2015 periods when compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger. The combination of our R&D functions subsequent to the merger will allow us to allocate a greater portion of the combined R&D spending towards innovations to address unmet needs and create new-market adjacencies. Additionally, most of our R&D activities occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates, which caused an increase in R&D as a percentage of sales.

SG&A expenses and SG&A as a percentage of sales increased in the 2015 periods when compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger. Additionally, a significant portion of our SG&A expenses occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates. We expect that SG&A as a percentage of sales will continue to be higher than prior to the Biomet merger until we can realize synergy benefits of the merger.

“Special items” increased in the 2015 periods compared to the same prior year periods. The increases were due to Biomet merger-related expenses such as the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense and contract terminations. See Note 3 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Income (Expense), Net, Interest Income, Interest Expense and Income Taxes

Other income (expense), net, represents debt issuance costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger, the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss, and the call premium expense we recognized when we repaid Biomet’s senior notes, offset by a gain related to selling certain product line rights and assets. In the three month period ended September 30, 2015, we realized income driven by the gain on selling certain product line rights and assets compared to expense in the same prior year period driven by the bridge credit agreement debt issuance costs. The increase in the nine month period ended September 30, 2015 other expense, net compared to the same prior year period was primarily the call premium expense.

Net interest expense increased in the three and nine month periods ended September 30, 2015 due to the issuance of the Merger Notes in March 2015.

The effective tax rate (“ETR”) on earnings before income taxes for the three and nine month periods ended September 30, 2015 was 30.2 percent and 2.7 percent, respectively. Our ETR has been significantly impacted by the various “Special items” expenses. The majority of these expenses have been incurred in higher tax jurisdictions. We anticipate that future “Special items” expense, the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas and EMEA segments, operating profit as a percentage of sales declined in the three month period ended September 30, 2015 compared to the same prior year period due to the increased Biomet expenses. This decline is expected to continue until we can realize the synergy benefits of the merger. In the Asia Pacific segment, operating profit as a percentage of sales increased in the three month period ended September 30, 2015 compared to the same prior year period. While the Asia Pacific segment has similar increased Biomet expenses as our other segments, due to changes in foreign currency exchange rates and our hedging program, operating profit as a percentage of sales increased as a result of higher hedge gains recorded in the 2015 period compared to the same prior year period.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” intangible asset amortization, “Special items,” other expenses related to financing obtained for the Biomet merger, other expenses related to the call premium expense recognized to redeem the assumed Biomet senior notes, the gain recognized in other expense, net, related to selling certain product line rights and assets, the interest expense incurred on the Merger Notes during the period prior to the consummation of the Biomet merger and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it provides useful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides additional transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three and nine month periods ended September 30, 2015 were $338.4 million and $882.2 million, respectively, compared to $249.7 million and $790.3 million in the same prior year periods, respectively. Our non-GAAP adjusted diluted earnings per share for the three and nine month periods ended September 30, 2015 were $1.64 and $4.78, respectively, compared to $1.45 and $4.61 in the same prior year periods, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(In millions)
Net Earnings of Zimmer Biomet Holdings, Inc.	$22.2	$173.1	$20.0	$566.5
Inventory step-up and other inventory and manufacturing related charges	132.6	7.7	151.2	32.9
Certain claims	—	(0.3)	7.7	21.5
Intangible asset amortization	122.6	20.6	176.0	72.0
Special items
Biomet-merger related	146.6	27.5	563.0	41.2
Other special items	49.3	38.4	188.9	123.1
Biomet merger-related expenses in other expense	(11.9)	10.4	33.1	20.4
Interest expense on Biomet merger financing	—	—	70.0	—
Taxes on above items*	(123.0)	(27.7)	(327.7)	(87.3)

Adjusted Net Earnings	$338.4	$249.7	$882.2	$790.3

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted EPS	$0.11	$1.01	$0.11	$3.30
Inventory step-up and other inventory and manufacturing related charges	0.64	0.04	0.82	0.19
Certain claims	—	—	0.04	0.13
Intangible asset amortization	0.60	0.12	0.95	0.42
Special items
Biomet-merger related	0.71	0.16	3.05	0.24
Other special items	0.24	0.22	1.02	0.72
Biomet merger-related expenses in other expense	(0.06)	0.06	0.18	0.12
Interest expense on Biomet merger financing	—	—	0.38	—
Taxes on above items*	(0.60)	(0.16)	(1.77)	(0.51)

Adjusted Diluted EPS	$1.64	$1.45	$4.78	$4.61

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $429.6 million in the nine month period ended September 30, 2015, compared to $698.6 million in the same prior year period. The decreased cash flows provided by operating activities in the 2015 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015 when we issued the Merger Notes, higher expenses related to the Biomet merger and inventory investments. These unfavorable items were partially offset by lower tax payments and the receipt of insurance proceeds related to Durom Cup product liability claims in the 2015 period. In the prior year period, we made significant tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges.

Cash flows used in investing activities were $7,679.4 million in the nine month period ended September 30, 2015, compared to $498.1 million in the same prior year period. The primary investing activity in the 2015 period was the Biomet merger. We continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System, as we deploy that system around the world. We continued to invest in other property, plant and equipment at levels necessary to complete new product-related investments and to replace older machinery and equipment. We also received proceeds from the divestiture of certain product line rights and assets.

Cash flows provided by financing activities were $7,655.6 million in the nine month period ended September 30, 2015, compared to a use of cash of $307.0 million in the same prior year period. We issued the Merger Notes and borrowed the U.S. Term Loan in the 2015 period for the Biomet merger, which resulted in proceeds and related debt issuance costs. We also repaid Biomet’s senior notes that we assumed in the merger. Additionally, with an increase in our stock price throughout 2014, many employees exercised stock options in the prior year. Accordingly, there were fewer stock options outstanding at the end of 2014, leading to fewer option exercises in the nine month period ended September 30, 2015, compared to the same prior year period.

In February, May and July 2015, our Board of Directors declared cash dividends of $0.22 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

As of September 30, 2015, $599.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. In anticipation of the merger with Biomet, we suspended repurchases after the first quarter of 2014. Now that we have completed the merger, we intend to use available cash for debt repayment and dividends and we have reinstated our share repurchase program.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $250 million in 2015 and exceed $500 million in the first two years post-Closing Date. These cash outlays are necessary to achieve our integration goals of net annual pre-tax operating profit synergies of $155 million in the first year and $350 million by the end of the third year post-Closing Date.

As discussed in Note 13 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also as discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of September 30, 2015, a short-term liability of $50.0 million and long-term liability of $272.9 million related to Durom Cup product liability claims was recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of September 30, 2015, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. We also had a short-term liability of $39.3 million related to Biomet metal-on-metal hip implant claims.

At September 30, 2015, we had ten tranches of senior notes outstanding as follows (dollars in millions):

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

We have a $4.35 billion Senior Credit Facility that contains: (i) a 5-year unsecured U.S. Term Loan Facility in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of September 30, 2015. On June 24, 2015, we borrowed the full $3.0 billion available under the U.S. Term Loan Facility. The U.S. Term Loan Facility will mature in June 2020, with principal payments due beginning September 30, 2015, as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. In the three month period ended September 30, 2015, we paid $150.0 million in principal under the U.S. Term Loan Facility, resulting in $2.85 billion in outstanding borrowings as of September 30, 2015.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Senior Credit Facility. Borrowings under the Senior Credit Facility bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long- term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Senior Credit Facility contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Senior Credit Facility as of September 30, 2015.

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

We also have other available uncommitted credit facilities totaling $31.3 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2015, we had short-term and long-term investments in debt securities with a fair value of $466.5 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly rated and we believe the risk of default by the issuers is low.

As of September 30, 2015, $1,527.7 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. and are expected to be indefinitely reinvested for continued use in foreign operations. Repatriation of these assets to the U.S. may have tax consequences. $1,292.7 million of this amount is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of September 30, 2015, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $250.5 million. With allowances for doubtful accounts of $16.9 million recorded in those countries, the net balance was $233.6 million, representing 17 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $203.5 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09—Revenue from Contracts with Customers (Topic 606). This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of September 30, 2015, this change would result in a reclassification of $8.4 million of other current assets and $62.5 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three or nine month periods ended September 30, 2015 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

This report, as well as our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the three month periods ended March 31, 2015 and June 30, 2015 contain discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due to a material weakness in our internal control over financial reporting discussed below.

In the three month period ended September 30, 2015, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting was a result of us not enhancing the level of resources and processes necessary to analyze and determine the appropriate accounting treatment of non-routine, complex transactions under GAAP commensurate with the additional complexities existing subsequent to the Biomet merger. As a result of this material weakness, we inappropriately accounted for the divestiture of certain Biomet product lines and rights in the three month period ended June 30, 2015, and we subsequently revised our financial statements for that period. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for further information regarding this revision. Additionally, the control deficiency could result in misstatements of the consolidated financial statements and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Remediation Plan

We are in the process of remediating this material weakness by adding additional resources dedicated to analyzing non-routine, complex accounting transactions under GAAP and enhancing the review process for such transactions. We believe that these additional resources and enhanced processes will effectively remediate the material weakness, but the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address this material weakness, which may require additional implementation time.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As previously noted, we completed our merger with Biomet on June 24, 2015. We have begun the process of reviewing the internal control structure of Biomet and, in addition to the measures previously discussed in our remediation plan, we will make appropriate changes as necessary as we integrate Biomet into our overall internal control over financial reporting process.

Part II—Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, other than the addition of the risk factor set forth below:

We have determined that a material weakness exists in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As discussed in Part I, Item 4 of this report, we identified a material weakness in our internal control over financial reporting as of September 30, 2015 related to the control over accounting for non-routine, complex transactions. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September 30, 2015. We are actively engaged in developing a remediation plan designed to address this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended September 30, 2015, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1*	Change in Control Severance Agreement with Sang Yi

10.2*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi

10.3*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015

10.4*	Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015

10.5*	Zimmer Biomet Holdings, Inc. Amended Stock Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015

10.6*	Amended and Restated Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015

21	Subsidiaries of the Registrant

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	Zimmer Biomet Holdings, Inc. Employee Stock Purchase Plan, as amended and restated effective January 1, 2010, and further amended June 24, 2015 and September 25, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 9, 2015	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: November 9, 2015	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Finance, Corporate Controller and Chief Accounting Officer