Form 10-K
period 2015-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2016-02-29
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $18,873,280,711 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2015 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 24, 2016, 198,834,321 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2016 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Overview

Zimmer Biomet is a global leader in musculoskeletal healthcare. We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products; dental implants; and related surgical products. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives. In this report, “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer collectively to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

Zimmer Biomet Holdings was incorporated in Delaware in 2001. Our history dates to 1927, when Zimmer Manufacturing Company, a predecessor, was founded in Warsaw, Indiana. On August 6, 2001, we were spun off from our former parent and became an independent public company.

On June 24, 2015 (the “Closing Date”), we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”). In connection with the merger, we changed our name from Zimmer Holdings, Inc. to Zimmer Biomet Holdings, Inc. The Biomet merger is expected to be a transformational event for us and have significant effects on all aspects of our business. Throughout 2015 and entering 2016, a key focus of ours has been, and will continue to be, the successful integration of Biomet.

“Zimmer” used alone refers to the business or information of us and our subsidiaries on a stand-alone basis without inclusion of the business or information of LVB or any of its subsidiaries.

Customers, Sales and Marketing

Our primary customers include orthopaedic surgeons, neurosurgeons, oral surgeons, and other specialists, dentists, hospitals, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent clinicians and dentists.

We have operations throughout the world. We manage our operations through three major geographic operating segments and four product category operating segments. Our three major geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Our four product category operating segments, which are individually not as significant as our geographic operating segments, are as follows: 1) Americas Spine; 2) Bone Healing; 3) Craniomaxillofacial and Thoracic (“CMF”); and 4) Dental.

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 80 percent of our net sales in 2015. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2015.

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

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to orthopaedic surgeons, neurosurgeons, other specialists, dentists and oral surgeons and the medical procedures they perform.

Due to the Biomet merger, we changed our senior management organizational structure which has resulted in a change to our operating segments. We now allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. We are organized through a combination of geographic and product category operating segments for various reasons, including the distribution channels through which products are sold. Our product category operating segments generally have distribution channels focused specifically on those product

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

categories, whereas our geographic operating segments have distribution channels that sell multiple product categories. The following is a summary of our seven operating segments. See Note 18 to the consolidated financial statements for more information regarding our segments.

Americas. The Americas geographic operating segment is our largest operating segment. The U.S. accounts for 94 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA. The EMEA geographic operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom collectively account for 62 percent of net sales in the region. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific. The Asia Pacific geographic operating segment includes key markets such as Japan, Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for 40 percent of the region’s sales. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. We have a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

Americas Spine. The Americas Spine product category operating segment is comprised of our spine products division in the Americas, primarily in the U.S. market, but also in other North, Central and South American markets. The market dynamics of the Americas Spine business are similar to those described in the Americas geographic operating segment. However, the Americas Spine business maintains a separate sales force of employees and independent sales agents.

Bone Healing.    Our Bone Healing product category operating segment only sells to U.S. customers. In this product category, we market our products to doctors who prescribe them for use by patients. The products are mostly provided directly by Zimmer Biomet to patients and are paid for through patients’ insurance or by patients themselves. Products are also sold through wholesale channels on a limited basis.

CMF.    Our CMF product category operating segment competes across the world through a combination of direct and independent sales agents. The U.S. sales force consists of a combination of employees and independent sales agents. Internationally, our primary customers are independent stocking distributors who market our products to their customers.

Dental.    Our Dental product category operating segment competes across the world. Our sales force is primarily composed of employees who market our products to customers. We sell directly to dental practices or dental laboratories, or to independent stocking distributors depending on the market.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

Distribution

We distribute our products both through large, centralized warehouses and through smaller, market specific facilities, depending on the needs of the market. We maintain large, centralized warehouses in the U.S. and Europe to be able to efficiently distribute our products to customers in those regions. In addition to these centralized warehouses, we maintain smaller distribution facilities within each of the countries where we have a direct sales presence. In many locations, our inventory is consigned to the healthcare institution.

We generally ship our orders via expedited courier. We do not consider our backlog of firm orders to be material to an understanding of our business.

Products

Our products include orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing and CMF products; dental implants; and related surgical products.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

Our significant knee brands include the following:

•	Persona® The Personalized Knee System
•	NexGen® Complete Knee Solution
•	Vanguard® Knee System
•	Oxford® Partial Knee

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

Our significant hip brands include the following:

•	Zimmer® M/L Taper Hip Prosthesis
•	Taperloc® Hip System
•	Arcos® Modular Hip System
•	Continuum® Acetabular System
•	G7® Acetabular System

S.E.T.

Our S.E.T. product category includes surgical, sports medicine, biologics, foot and ankle, extremities and trauma products. Our surgical products are used to support various surgical procedures. Our sports medicine products are primarily for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Our biologics products are used as early intervention for joint preservation or to support surgical procedures. Our foot and ankle and extremities products are designed to treat arthritic conditions and fractures in the foot, ankle, shoulder, elbow and wrist. Our trauma products are used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing process.

Our significant S.E.T. brands include the following:

•	Transposal® and Transposal Ultra® Fluid Waste Management Systems
•	A.T.S.® Automatic Tourniquet Systems
•	JuggerKnot® Soft Anchor System
•	Gel-One®[1] Cross-linked Hyaluronate
•	Trabecular MetalTM Reverse Shoulder System
•	Comprehensive® Shoulder
•	Zimmer® Natural Nail® System
•	DVR® Plating System

DENTAL

Our dental products division manufactures and/or distributes: 1) dental reconstructive implants – for individuals who are totally without teeth or are missing one or more teeth; 2) dental prosthetic products – aimed at providing a more natural restoration to resemble the original teeth; and 3) dental regenerative products – for soft tissue and bone rehabilitation.

Our significant dental brands include the following:

•	Tapered Screw-Vent® Implant System
•	3i T3® Implant
•	Puros® Allograft Products

SPINE and CMF

Our spine products division designs, manufactures and distributes medical devices and surgical instruments to deliver comprehensive solutions for individuals with back or neck pain caused by degenerative conditions, deformities or traumatic injury of the spine. Our CMF division includes face and skull reconstruction products as well as products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest.

Our significant spine and CMF brands include the following:

•	Polaris™ Spinal System
•	Timberline® Lateral Fusion System
•	PathFinder NXT® Minimally Invasive Pedicle Screw System
•	TraumaOne™ Plating System

OTHER

Our other product category primarily includes our bone cement and bone healing products. Our significant brands include the following:

•	PALACOS®[2] Bone Cement
•	SpinalPak® Spinal Fusion Stimulator

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

1 Registered trademark of Seikagaku Corporation

2 Registered trademark of Heraeus Medical GmbH

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations. As of December 31, 2015, we employed approximately 1,700 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

Government Regulation and Compliance

We are subject to government regulation in the countries in which we conduct business. In the U.S., numerous laws and regulations govern all the processes by which medical devices are brought to market. These include, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder. The U.S. Food and Drug Administration (“FDA”) has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices. In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

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

Other devices we develop and market are in a category (class) for which the FDA has implemented stringent clinical investigation and Premarket Approval (“PMA”) requirements. The PMA process requires us to provide clinical and laboratory data that establishes that the new medical device is safe and effective. The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA application constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s).

All of our devices marketed in the U.S. have been cleared or approved by the FDA, with the exception of some devices which are exempt or were in commercial distribution prior to May 28, 1976. The FDA has grandfathered these devices, so new FDA submissions are not required.

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

The FDA may also impose operating restrictions, enjoin and/or restrain certain conduct resulting in violations of applicable law pertaining to medical devices, and assess civil or criminal penalties against our officers, employees or us. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”).

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

laws are administered by, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general and various foreign government agencies. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration (“VA”) health programs.

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

Competition

The orthopaedics and broader musculoskeletal care industry is highly competitive. In the global markets for our knees, hips, and S.E.T. products, our major competitors include: the DePuy Synthes Companies of Johnson & Johnson; Stryker Corporation; and Smith & Nephew plc. There are smaller competitors in these product categories as well who have success by focusing on smaller subsegments of the industry.

In the spine and CMF categories, we compete globally primarily with the spinal and biologic business of Medtronic, Inc., the DePuy Synthes Companies, Stryker Corporation, NuVasive, Inc. and Globus Medical, Inc.

In the dental implant category, we compete primarily with Nobel Biocare Holding AG (part of the Danaher Corporation), Straumann Holding AG and Dentsply International.

Competition within the industry is primarily based on pricing, technology, innovation, quality, reputation and customer service. A key factor in our continuing success in the future will be our ability to develop new products and improve existing products and technologies.

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

We generally target operating our manufacturing facilities at optimal levels of total capacity. We continually evaluate the potential to in-source and outsource production as part of our manufacturing strategy to provide value to our stakeholders.

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

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements approximately 7,000 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

Employees

As of December 31, 2015, we employed approximately 17,500 employees worldwide, including approximately 1,700 employees dedicated to research and development. Approximately 8,400 employees are located within the U.S. and approximately 9,100 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 7,700 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facilities employ approximately 2,800 employees in the aggregate.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

We have production employees represented by a labor union in Dover, Ohio and Bridgend, South Wales. We have other employees in Europe who are represented by Works Councils. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 19, 2016.

Name	Age	Position
David C. Dvorak	52	President and Chief Executive Officer
Daniel P. Florin	51	Senior Vice President and Chief Financial Officer
Tony W. Collins	47	Vice President, Corporate Controller and Chief Accounting Officer
Adam R. Johnson	38	Group President, Spine, Dental, CMF and Thoracic
Stuart G. Kleopfer	53	President, Americas
Katarzyna Mazur-Hofsaess, M.D., Ph.D.	52	President, Europe, Middle East and Africa
David A. Nolan Jr.	50	Group President, Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle and Bone Healing
Chad F. Phipps	44	Senior Vice President, General Counsel and Secretary
Daniel E. Williamson	50	Group President, Joint Reconstruction
Sang Yi	54	President, Asia Pacific

Mr. Dvorak was appointed President, Chief Executive Officer and a member of the Board of Directors in May 2007. He championed Zimmer’s acquisition of Biomet, positioning the combined Zimmer Biomet as a global leader in musculoskeletal healthcare. Prior to his appointment as President and Chief Executive Officer, Mr. Dvorak served as Group President, Global Businesses and Chief Legal Officer from December 2005. From October 2003 to December 2005, he served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer. Mr. Dvorak joined the Company (then Zimmer) as Senior Vice President, Corporate Affairs and General Counsel in December 2001, shortly following the Company’s spin-off from Bristol-Myers Squibb.

Mr. Collins was appointed Vice President, Corporate Controller and Chief Accounting Officer effective June 2015. Prior to that, Mr. Collins served as Vice President, Finance for the Global Reconstructive Division and Global Operations organization. He joined the Company (then Zimmer) in 2010 as Vice President, Finance for the Global Reconstructive Division and U.S. Commercial organization. Before joining Zimmer, Mr. Collins held the position of Vice President, Finance and served as the chief financial officer of the Commercial segment of Oshkosh Corporation from 2007 to 2010. From 1997 to 2007, he was employed at Guidant Corporation and Boston Scientific Corporation, where he held a number of positions of increasing responsibility, including Finance Director and chief financial officer of the Guidant Japan organization, Global Director of Operations Finance and Director of Strategic Planning.

Mr. Florin was appointed Senior Vice President and Chief Financial Officer effective June 2015. He served as Senior Vice President and Chief Financial Officer of Biomet from June 2007 to June 2015. Prior to joining Biomet, Mr. Florin served as Vice President and Corporate Controller of Boston Scientific Corporation from 2001 until 2007. Before being appointed Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units. Prior to joining Boston Scientific Corporation, Mr. Florin worked for C.R. Bard from October 1990 through June 1995.

Mr. Johnson was appointed Group President with responsibility for the Company’s Spine, Dental, Craniomaxillofacial and Thoracic businesses effective June 2015. He served as Senior Vice President, Biomet, and President, Biomet Microfixation, Bone Healing and Spine from June 2012 to June 2015. Before that, he served as President, Biomet Microfixation from 2007 to 2012 and Vice President, Global Marketing, Biomet Microfixation from 2006 to 2007. Prior to that, Mr. Johnson served as Director of Global Marketing for Regeneration Technologies, Inc. (now known as RTI Surgical, Inc.). He also worked for Biomet for five years previously, starting his career with Biomet in 1999.

Mr. Kleopfer was appointed President, Americas effective June 2015. He is responsible for the Company’s sales and management of the direct and indirect sales channels in the Americas region, including the United States, Canada and Latin America. Mr. Kleopfer served as President, Biomet U.S. from May 2011 to June 2015. Before that, he served as President, Biomet Biologics from December 2005 to May 2011.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Prior to those appointments, Mr. Kleopfer held numerous positions of increasing responsibility within Biomet, where he began his career in 1988.

Dr. Mazur-Hofsaess was appointed President, EMEA in April 2013. Dr. Mazur-Hofsaess joined the Company (then Zimmer) in February 2010 as Senior Vice President, EMEA Reconstructive. She has more than 20 years’ experience within the pharmaceutical, diagnostics and medical device sectors. Prior to joining Zimmer, Dr. Mazur-Hofsaess served in various management positions at Abbott Laboratories beginning in 2001, most recently as Vice President, Diagnostics – Europe.

Mr. Nolan was appointed Group President with responsibility for the Company’s Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle and Bone Healing businesses effective June 2015. He joined the Company (then Zimmer) in November 2012 as Senior Vice President, Sales. From January 2014 to June 2015, he served as Senior Vice President, Sales and Advanced Solutions. Prior to joining Zimmer, Mr. Nolan served as President, Biomet Sports Medicine, Extremities and Trauma from 2011 to 2012 and as President, Biomet Sports Medicine from 2001 to 2011. He joined Biomet in 1996.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary in May 2007. He has global responsibility for the Company’s Legal Affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees the Company’s Government Affairs, Corporate Communication and Public Relations activities. Previously, Mr. Phipps served as Associate General Counsel and Corporate Secretary from December 2005 to May 2007. He joined the Company (then Zimmer) in September 2003 as Associate Counsel and Assistant Secretary. Prior to joining Zimmer, he served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania and he practiced law with the firm of Morgan, Lewis & Bockius in Philadelphia, focusing on corporate and securities law, mergers and acquisitions and financial transactions.

Mr. Williamson was appointed Group President, Joint Reconstruction with responsibility for the Company’s Knee, Hip, Bone Cement, Patient-Matched Implants and Personalized Solutions businesses effective June 2015. He served as Senior Vice President, Biomet and President, Global Reconstructive Joints from February 2014 to June 2015. Prior to that, Mr. Williamson served as Biomet’s Vice President and General Manager, Global Bone Cement and Biomaterials Research from September 2011 to February 2014, and as Corporate Vice President, Global Biologics and Biomaterials from May 2006 to September 2011. Mr. Williamson previously served as Biomet’s Vice President, Business Development from December 2003 to May 2006. He began his career with Biomet in 1990 as a Product Development Engineer.

Mr. Yi was appointed President, Asia Pacific effective June 2015. He is responsible for the sales, marketing and distribution of products in the Asia Pacific region. Mr. Yi joined the Company (then Zimmer) in March 2013 as Senior Vice President, Asia Pacific. Before joining Zimmer, he served as

Vice President and General Manager of St. Jude Medical for Asia Pacific and Australia from 2005 to 2013. Prior to that, Mr. Yi held several leadership positions over a ten-year period with Boston Scientific Corporation, ultimately serving as Vice President for North Asia.

AVAILABLE INFORMATION

Our Internet address is www.zimmerbiomet.com. We routinely post important information for investors on our website in the “Investor Relations” section, which may be accessed from our homepage at www.zimmerbiomet.com or directly at http://investor.zimmerbiomet.com. We use this website as a means of disclosing material, non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the Investor Relations section of our website, in addition to following our press releases, Securities and Exchange Commission (“SEC”) filings, public conference calls, presentations and webcasts. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, free of charge, including:

•

our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after we electronically file that material with or furnish it to the SEC;

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies, as well as podcasts and archives of these events;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
•

corporate governance information including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation and Management Development Committee, Corporate Governance Committee and Research, Innovation and Technology Committee, and other governance-related policies;

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 1A.	Risk Factors

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

Although Biomet has become an indirect wholly owned subsidiary of ours, it is initially continuing its operations on a basis that is separate from the legacy Zimmer operations. There can be no assurance that Biomet will be able to maintain and grow its business and operations. In addition, the market segments in which Biomet operates may experience declines in demand and/or new competitors. Customers, suppliers and other third parties with business relationships with us and/or Biomet may decide not to renew or may decide to seek to terminate, change and/or renegotiate their relationships with us and/or Biomet as a result of the merger, whether pursuant to the terms of their existing agreements with us and/or Biomet or otherwise.

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

We incurred substantial additional indebtedness in connection with the Biomet merger. At December 31, 2015, our total indebtedness was $11.6 billion, as compared to $1.4 billion at December 31, 2014. We funded the cash portion of the merger consideration, the pay-off of certain indebtedness of Biomet and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from a $7.65 billion issuance of senior unsecured notes in March 2015, and borrowings of $3.0 billion under our $4.35 billion credit agreement. As of December 31, 2015, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next 12 months are expected to be $339.8 million. As a result of the increase in our debt, demands on our cash resources have increased. The increased level of debt could, among other things:

•

require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase and our ability to obtain surety bonds could be impaired;
•	adversely affect the market price of our common stock; and
•	limit our ability to apply proceeds from a future offering or asset sale to purposes other than the servicing and repayment of debt.

If we fail to comply with healthcare fraud and abuse laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Our industry is subject to various federal, state and foreign laws and regulations pertaining to healthcare fraud and abuse, including the federal False Claims Act, the federal Anti-Kickback Statute, the federal Stark law, the federal Physician Payments Sunshine Act and similar state and foreign laws. In addition, we are subject to various federal and foreign laws concerning anti-corruption and anti-bribery matters, sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the DOJ, the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG-HHS”), the SEC, the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), the Bureau of Industry and Security of the U.S. Department of Commerce and state attorneys general. The interpretation and enforcement of these laws and regulations are uncertain and subject to change.

Biomet is involved in ongoing governmental investigations, the results of which may adversely impact our business and results of operations. Further, if Biomet fails to comply with the terms of the DPA that it entered into in March 2012, it may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ and a Consent to Final Judgment (“Consent”) with the SEC related to an investigation by the DOJ and the SEC into possible violations of the Foreign Corrupt Practices Act (“FCPA”) in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

unauthorized sales of dental products to Iran. Biomet is fully cooperating in the investigation and submitted its response to the subpoena in October 2011. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

In February 2010, Biomet received a subpoena from the OIG-HHS requesting various documents relating to agreements or arrangements between physicians and Biomet’s Interpore Cross subsidiary for the period from 1999 through the date of the subpoena and the marketing and sales activities associated with Interpore Cross’ spinal products. Biomet is fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

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

In 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. As of December 31, 2015, these warning letters remained pending. Until the violations are corrected, we may become subject to additional regulatory action by the FDA, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding these and other FDA regulatory matters can be found in Note 20 to the consolidated financial statements.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Damage to one or more of our facilities from weather or natural disaster-related events, or issues in our manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the Quality System regulation and Good Manufacturing Practice requirements, equipment breakdown or malfunction or other factors could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

We sell our products in more than 100 countries and derived over 40 percent of our net sales in 2015 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

Disruptions in the supply of the materials and components used in manufacturing our products could adversely affect our results of operations and financial condition.

We purchase many of the materials and components used in manufacturing our products from third-party vendors and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases we may not be able to establish additional or replacement vendors for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors’ manufacturing processes. A reduction or interruption in the supply of materials or components used in manufacturing our products; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our financial condition and results of operations.

Moreover, we are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. We filed reports on Form SD with the SEC regarding such matters in June 2014 and 2015 and are required to file on an annual basis going forward. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we are incurring additional costs to comply with this rule, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through the due diligence procedures that we implement. As a result, we may face reputational challenges with our customers and other stakeholders.

We may have additional tax liabilities.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As discussed further in Note 20 to the consolidated financial statements, we are defending product liability lawsuits relating to the Durom® Acetabular Component (“Durom Cup”), certain products within the NexGen Knee System, and the M2a-Magnum™ hip system. The majority of the Durom Cup cases are pending in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation); the majority of the NexGen Knee System cases are pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation); and the majority of the M2a-Magnum hip system cases are pending in a federal MDL in the Northern District of

Indiana (In Re: Biomet M2a Magnum Hip Implant Products Liability Litigation). We are also currently defending a number of other product liability lawsuits and claims related to various other products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

Our assets include intangible assets, primarily goodwill. At December 31, 2015, we had $9.9 billion in goodwill. The goodwill results from our acquisition activity, including the Biomet merger, and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required, under current U.S. accounting rules, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.

Certain investors continue to have influence over us, including in connection with decisions that require the approval of stockholders, which could limit other stockholders’ ability to influence the outcome of key transactions, including a change of control.

In connection with our acquisition of Biomet, we entered into a stockholders agreement (the “stockholders agreement”) with LVB Acquisition Holding, LLC and its owners party thereto (collectively, the “Sponsors”). The Sponsors and certain of their affiliates currently hold approximately 9.4% of our common stock. In addition, representatives of the Sponsors currently have the right to designate two members of our board of directors. As a result, the Sponsors potentially have the ability to influence our decisions to enter into any corporate transaction (and the terms thereof).

Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

or more of these entities may also pursue acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

Pursuant to the stockholders’ agreement, we have filed a shelf registration statement with the SEC, registering shares of our common stock for resale by the Sponsors. Two of the Sponsors recently completed the sale of approximately 11.0 million shares of our common stock in an underwritten offering. The Sponsors own approximately 18.6 million additional shares that may be offered and sold under the resale registration statement. The sale of a substantial number of shares of our common stock in the public market by us or our existing stockholders, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Anti-takeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of our Restated Certificate of Incorporation, our Restated By-Laws and the Delaware General Corporation Law may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock without further stockholder action;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	certain limitations on convening special stockholder meetings; and
•

the prohibition on engaging in a “business combination” with an “interested stockholder” for three years after the time at which a person became an interested stockholder unless certain conditions are met, as set forth in Section 203 of the Delaware General Corporation Law.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

Our Restated By-Laws designate certain Delaware courts as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.

Our Restated By-Laws provide that, unless we consent in writing to the selection of an alternative forum, a state court located within the State of Delaware (or, if no state court located in the State of Delaware has jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any stockholder (including any beneficial owner) to bring (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or any of our directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law or our Restated Certificate of Incorporation or our Restated By-Laws, as either may be amended from time to time, or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have received notice of and consented to the foregoing provisions. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations.

We identified a material weakness in our internal control over financial reporting in 2015. While the particular material weakness has been remediated as of December 31, 2015, additional material weaknesses or relapses of this material weakness could result in a material misstatement in our financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As discussed in Part II, Item 9A of this report, we identified a material weakness in our internal control over financial reporting during the three month period ended September 30, 2015 related to the control over accounting for non-routine, complex transactions. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the fourth quarter of 2015, we executed our remediation plans to address the material weakness. However, if the remedial measures are not adhered to or if additional material weaknesses or significant deficiencies in internal control over financial reporting are discovered or occur in the future, our

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Item 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 2.	Properties

The following are our principal properties:

Location	Use	Owned /Leased	Square Feet
Warsaw, Indiana	Business Unit Headquarters, Manufacturing, Warehousing, Marketing & Administration	Owned	1,900,000

Warsaw, Indiana	Corporate Headquarters	Owned	115,000
Warsaw, Indiana	Manufacturing & Warehousing	Leased	145,000
Broomfield, Colorado	Business Unit Headquarters	Leased	65,000
Jacksonville, Florida	Business Unit Headquarters & Manufacturing	Owned	85,000
Palm Beach Gardens, Florida	Business Unit Headquarters & Manufacturing	Owned	190,000
		Leased	30,000
Southaven, Mississippi	Distribution Center	Leased	190,000
Parsippany, New Jersey	Business Unit Headquarters & Manufacturing	Leased	245,000
Dover, Ohio	Business Unit Headquarters & Manufacturing	Owned	140,000
		Leased	65,000
Beijing, China	Manufacturing	Leased	95,000
Changzhou, China	Manufacturing	Owned	75,000
Jinhua, China	Manufacturing	Owned	135,000
Valence, France	Manufacturing	Owned	120,000
Berlin, Germany	Manufacturing	Owned	50,000
Eschbach, Germany	Distribution Center	Owned	95,000
Galway, Ireland	Manufacturing	Leased	115,000
Shannon, Ireland	Manufacturing	Owned	125,000
Hazeldonk, The Netherlands	Distribution Center	Leased	195,000
Ponce, Puerto Rico	Manufacturing	Owned	225,000
Singapore	Regional Headquarters	Leased	20,000
Bridgend, South Wales	Manufacturing	Owned	185,000
		Leased	100,000
Valencia, Spain	Manufacturing	Owned	70,000
		Leased	20,000
Winterthur, Switzerland	Regional Headquarters, Research & Development & Manufacturing	Leased	485,000

In addition to the above, we maintain sales and administrative offices and warehouse and distribution facilities in more than 40 countries around the world. We believe that all of the facilities and equipment are in good condition, well maintained and able to operate at present levels. We believe the current facilities, including manufacturing, warehousing, research and development and office space, provide sufficient capacity to meet ongoing demands.

Item 3.	Legal Proceedings

Information pertaining to legal proceedings in which we are involved can be found in Note 20 to our consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2015 and 2014 are as follows:

QUARTERLY HIGH-LOW SHARE PRICES AND DECLARED DIVIDENDS	High	Low	Declared Dividends
Year Ended December 31, 2015:
First Quarter	$121.84	$111.06	$0.22
Second Quarter	$119.10	$97.48	$0.22
Third Quarter	$111.35	$90.92	$0.22
Fourth Quarter	$108.99	$88.77	$0.22

Year Ended December 31, 2014:
First Quarter	$98.95	$90.77	$0.22
Second Quarter	$108.33	$90.48	$0.22
Third Quarter	$105.68	$94.73	$0.22
Fourth Quarter	$116.14	$95.33	$0.22

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed in Item 7 of this report, our debt facilities restrict the payment of dividends under certain circumstances.

The number of holders of record of our common stock on February 24, 2016 was approximately 26,600. On February 25, 2016, the closing price of our common stock, as reported on the New York Stock Exchange, was $96.89 per share.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2015:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(1)
October 2015	–	$–	–	$599,534,755
November 2015	1,414,960	106.01	1,414,960	449,534,731
December 2015	–	–	–	449,534,731

Total	1,414,960	$106.01	1,414,960	$449,534,731

(1) Includes repurchases made under a program authorizing $1.0 billion of repurchases with no expiration date.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

		As Revised(2)
	2015(1)	2014	2013	2012	2011
STATEMENT OF EARNINGS DATA
Net sales	$5,997.8	$4,673.3	$4,623.4	$4,471.7	$4,451.8
Net earnings of Zimmer Biomet Holdings, Inc.	147.0	720.3	780.4	734.0	784.0
Earnings per common share
Basic	$0.78	$4.26	$4.60	$4.20	$4.18
Diluted	0.77	4.20	4.54	4.17	4.15
Dividends declared per share of common stock	$0.88	$0.88	$0.80	$0.54	$0.18
Average common shares outstanding
Basic	187.4	169.0	169.6	174.9	187.6
Diluted	189.8	171.7	171.8	176.0	188.7
BALANCE SHEET DATA
Total assets	$27,219.5	$9,658.0	$9,595.0	$8,995.6	$8,514.4
Long-term debt	11,556.3	1,425.5	1,672.3	1,720.8	1,576.0
Other long-term obligations	4,155.9	656.8	583.6	568.2	558.2
Stockholders’ equity	9,889.4	6,551.7	6,310.6	5,848.0	5,513.0

(1) Includes the results of Biomet starting on June 24, 2015 and Biomet balance sheet data as of December 31, 2015. See Note 4 to the audited financial statements for additional information on the Biomet merger.

(2) See Note 2 to the audited financial statements for additional information on revisions.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation. Additionally, as more fully described in Note 2 of the consolidated financial statements included in Part II, Item 8 of this report, due to accounting errors in prior periods, certain amounts in the 2014 and 2013 consolidated financial statements have been revised.

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results starting on that date. The Biomet merger is a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our revenues and expenses increased significantly in the year ended December 31, 2015.

In portions of this discussion and analysis, we also present sales information on an unaudited, pro forma basis for the years ended December 31, 2015 and 2014. This pro forma information includes Zimmer and Biomet sales in those periods as if the merger occurred on January 1, 2014. Accordingly, the pro forma net sales information for periods prior to the Closing Date includes the net sales of Biomet, but does not include the impact of the divestiture of certain product line rights and assets. We believe this pro forma analysis is beneficial for investors because it represents how the merged companies may have performed on a combined basis in 2015 and 2014. Such pro forma net sales information may not be indicative, however, of future operating performance.

EXECUTIVE LEVEL OVERVIEW

2015 Results

The last half of 2015 was significantly affected by our Biomet integration activities. We made significant progress by accomplishing important commercial integration milestones across all geographies. We largely completed the appointment of our global sales leaders. We also began to execute our integration roadmaps designed to capture the net operating synergy opportunities presented by this merger.

Our results have been significantly impacted by the Biomet merger. Our sales for 2015 increased by 28.3 percent primarily due to the Biomet merger. Volume/mix growth from the merger was partially offset by the negative effects of changes in foreign currency exchange rates and continued, but stable, pricing pressure in all of our geographic regions.

Our net earnings decreased in 2015 compared to 2014. The primary driver of the lower net earnings was expense incurred in connection with the Biomet merger. As a result of the merger, we recognized significant expenses due to stepping up the acquired inventory to fair value, intangible asset amortization, the acceleration of the vesting of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, contract termination expense related to agreements with independent agents, distributors, suppliers and lessors, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges. Interest expense also increased due to financing-related costs for the merger.

2016 Outlook

We expect our sales in the first half of 2016 to be higher than in the first half of 2015, on a reported basis, since the Biomet merger was completed midway through 2015. On a pro forma basis, we expect revenues to be approximately flat in 2016 compared to 2015. This estimate assumes foreign currency exchange rates will decrease revenues by approximately 2 percent, continued pricing pressure will decrease revenues by approximately 2 percent, and our volume/mix growth will be approximately 4 percent. We expect pro forma sales growth will improve in the last half of the year compared to the first half as our sales force stabilizes, we take advantage of cross-selling opportunities and we anniversary out of many sales force dissynergies caused by the merger.

We expect cost of products sold to continue to realize significant expense related to stepping up acquired Biomet inventory to fair value. Similarly, our intangible asset amortization expense will increase significantly as we recognize a full year of intangible asset amortization from the Biomet merger. We expect research and development (“R&D”) expense for the year to be in a range of 4.5 to 5.0 percent of sales. Selling, general and administrative (“SG&A”) expense is expected to approximate 37 percent of sales, which is an improvement from 2015 as we realize synergies from the merger. We estimate special items expense will continue to be significant as we continue our integration activities. However, we expect special items expense will be less in 2016 compared to 2015 due to the significant, initial expenses incurred in 2015 for the integration. Interest expense will increase in 2016 compared to 2015 due to the debt borrowed in 2015 to fund the Biomet merger.

RESULTS OF OPERATIONS

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

categories: Knees, Hips, S.E.T., Dental, Spine & CMF and Other. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources towards achieving operating profit goals. We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.

Net Sales by Geography

The following tables present net sales by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2015	2014	% Inc		Price
Americas	$3,662.4	$2,594.2	41.2%	44.3%	(2.3)%	(0.8)%
EMEA	1,417.8	1,269.5	11.7	27.9	(1.1)	(15.1)
Asia Pacific	917.6	809.6	13.3	26.0	(2.2)	(10.5)

Total	$5,997.8	$4,673.3	28.3	36.7	(2.0)	(6.4)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2014	2013	% Inc/(Dec)		Price
Americas	$2,594.2	$2,619.8	(1.0)%	2.4%	(3.0)%	(0.4)%
EMEA	1,269.5	1,212.6	4.7	7.3	(1.8)	(0.8)
Asia Pacific	809.6	791.0	2.4	9.0	(1.3)	(5.3)

Total	$4,673.3	$4,623.4	1.1	4.8	(2.4)	(1.3)

“Foreign Exchange” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales growth.

The following table presents our pro forma net sales by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Divestiture Impact	Foreign Exchange
	Pro Forma 2015	Pro Forma 2014	% (Dec)		Price
Americas	$4,685.2	$4,748.6	(1.3)%	1.6%	(1.5)%	(0.9)%	(0.5)%
EMEA	1,767.9	2,072.6	(14.7)	1.6	(1.0)	(0.5)	(14.8)
Asia Pacific	1,064.7	1,144.1	(6.9)	5.6	(1.9)	–	(10.6)

Total	$7,517.8	$7,965.3	(5.6)	2.3	(1.5)	(0.7)	(5.7)

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2015	2014	% Inc		Price
Knees	$2,276.8	$1,895.2	20.1%	28.8%	(2.4)%	(6.3)%
Hips	1,537.2	1,326.4	15.9	26.1	(2.4)	(7.8)
S.E.T.	1,214.9	863.2	40.7	46.8	(0.7)	(5.4)
Dental	335.7	242.8	38.2	45.0	(1.1)	(5.7)
Spine & CMF	404.4	207.2	95.2	101.2	(1.6)	(4.4)
Other	228.8	138.5	65.3	70.4	(1.8)	(3.3)

Total	$5,997.8	$4,673.3	28.3	36.7	(2.0)	(6.4)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2014	2013	% Inc/(Dec)		Price
Knees	$1,895.2	$1,862.2	1.8%	6.3%	(3.2)%	(1.3)%
Hips	1,326.4	1,330.5	(0.3)	3.9	(2.6)	(1.6)
S.E.T.	863.2	847.2	1.9	4.5	(1.2)	(1.4)
Dental	242.8	239.3	1.5	2.5	(0.4)	(0.6)
Spine & CMF	207.2	202.3	2.4	5.0	(2.0)	(0.6)
Other	138.5	141.9	(2.4)	(0.3)	(1.4)	(0.7)

Total	$4,673.3	$4,623.4	1.1	4.8	(2.4)	(1.3)

The following tables present our pro forma net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
	Pro Forma	Pro Forma		Volume/		Divestiture	Foreign
	2015	2014	% (Dec)	Mix	Price	Impact	Exchange
Knees	$2,735.9	$2,888.9	(5.3)%	3.7%	(1.9)%	(1.1)%	(6.0)%
Hips	1,842.6	1,984.3	(7.1)	2.2	(2.1)	–	(7.2)
S.E.T.	1,571.8	1,619.1	(2.9)	3.0	(0.7)	(0.3)	(4.9)
Dental	454.8	500.4	(9.1)	(3.5)	0.1	–	(5.7)
Spine & CMF	583.5	604.1	(3.4)	0.1	(0.7)	–	(2.8)
Other	329.2	368.5	(10.6)	(1.4)	(1.2)	(4.8)	(3.2)

Total	$7,517.8	$7,965.3	(5.6)	2.3	(1.5)	(0.7)	(5.7)

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014 % Inc	2014 vs. 2013 % Inc/(Dec)
Knees
Americas	$1,391.5	$1,086.8	$1,087.5	28.0%	(0.1)%
EMEA	535.2	498.6	468.4	7.3	6.5
Asia Pacific	350.1	309.8	306.3	13.0	1.1

Total	2,276.8	1,895.2	1,862.2	20.1	1.8

Hips
Americas	789.8	607.8	621.0	29.9	(2.1)
EMEA	459.2	448.9	445.0	2.3	0.9
Asia Pacific	288.2	269.7	264.5	6.9	2.0

Total	1,537.2	1,326.4	1,330.5	15.9	(0.3)

The following table presents our pro forma net sales by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	Pro Forma 2015	Pro Forma 2014	2015 vs. 2014 % Inc/(Dec)
Knees
Americas	$1,684.6	$1,708.4	(1.4)%
EMEA	649.5	752.3	(13.7)
Asia Pacific	401.8	428.2	(6.1)

Total	2,735.9	2,888.9	(5.3)

Hips
Americas	980.3	998.4	(1.8)
EMEA	537.2	625.9	(14.2)
Asia Pacific	325.1	360.0	(9.7)

Total	1,842.6	1,984.3	(7.1)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 36.7 percentage points of year-over-year sales growth during 2015. Volume/mix growth was driven by the Biomet merger, new product introductions and sales in key emerging markets.

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

Pricing Trends

Global selling prices had a negative effect of 2.0 percentage points on year-over-year sales during 2015. The negative 2.0 percent effect on year-over-year sales is consistent with what we have experienced over the past three years. The majority of countries in which we operate continued to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

In 2015, changes in foreign currency exchange rates had a negative effect of 6.4 percentage points on year-over-year sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes in foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales increased in 2015 when compared to 2014 due to the Biomet merger. On a pro forma basis, Knee sales declined in 2015 due to changes in foreign currency exchange

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

rates, the divestiture of certain product line rights and assets and continued pricing pressure. The volume/mix growth on a pro forma basis was driven by recent product introductions, such as Persona The Personalized Knee System. In particular, our EMEA and Asia Pacific operating segments experienced strong volume/mix growth in this product category.

Hips

Hip sales increased in 2015 when compared to 2014 due to the Biomet merger. On a pro forma basis, positive volume and mix trends were more than offset by pricing pressure and the negative effects of changes in foreign currency exchange rates.

S.E.T.

Our S.E.T. product category sales increased in 2015 compared to 2014 due to the Biomet merger. On a pro forma basis, positive volume and mix trends were more than offset by pricing pressure, the divestiture of certain product line rights and assets and the negative effects of changes in foreign currency exchange rates. On a pro forma basis within this category, our Extremities business achieved solid sales growth from sales of our shoulder and elbow products.

Dental

Dental sales increased in 2015 compared to 2014 due to the Biomet merger. On a pro forma basis, sales in 2015 declined partly due to a supply disruption related to a voluntary field action in response to a packaging issue and the negative effects of changes in foreign currency exchange rates. We are in the process of remediating the supply disruption and we expect to do so fully by the close of the first quarter of 2016.

Spine & CMF

Spine and CMF sales increased in 2015 compared to 2014 due to the Biomet merger. On a pro forma basis, strong sales of our CMF products were offset by a decline in Spine product sales.

The following table presents estimated* 2015 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Biomet Market Share	Zimmer Biomet Market Position
Knees	$7.5	3%	37%	1
Hips	6.1	1	30	1
S.E.T.	14.8	5	11	5
Dental	4.1	4	11	4
Spine & CMF	10.6	1	6	5

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2015	2014	2013	2015 vs. 2014 Inc/(Dec)	2014 vs. 2013 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	30.0%	26.6%	27.4%	3.4	(0.8)
Intangible asset amortization	5.6	2.0	1.7	3.6	0.3
Research and development	4.5	4.0	4.4	0.5	(0.4)
Selling, general and administrative	38.1	37.5	37.8	0.6	(0.3)
Certain claims	0.1	0.5	1.0	(0.4)	(0.5)
Special items	13.9	7.3	4.5	6.6	2.8
Operating Profit	7.8	22.2	23.1	(14.4)	(0.9)

Cost of Products Sold and Intangible Asset Amortization

The following table sets forth the factors that contributed to the gross margin changes in each of 2015 and 2014 compared to the prior year:

	Year Ended December 31,
	2015	2014
Prior year gross margin	71.4%	70.6%
Lower average selling prices	(0.6)	(0.6)
Average cost per unit	1.3	0.4
Excess and obsolete inventory	(0.8)	0.4
Discontinued products and other certain excess and obsolete inventory charges	–	0.9
Certain inventory and manufacturing related charges related to quality	0.2	0.1
Foreign currency hedges	1.3	0.5
Inventory step-up	(5.1)	0.1
U.S. medical device excise tax	–	(0.5)
Intangible asset amortization	(3.5)	(0.2)
Other	0.2	(0.3)

Current year gross margin	64.4%	71.4%

The decrease in gross margin percentage in 2015 compared to 2014 was primarily due to increased inventory step-up costs as well as increased intangible asset amortization from the Biomet merger. The decline was also a result of lower average selling prices and higher excess and obsolete inventory charges. These unfavorable items were partially offset by higher hedge gains in 2015 from our foreign currency hedging program compared to 2014. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. Further, we experienced improved product category and geographic mix, resulting in lower average costs per unit sold as a percentage of sales.

In 2014, we experienced an increase in gross margin percentage compared to 2013, primarily due to significant excess and obsolete inventory charges related to products we

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

intend to discontinue. We also recognized higher hedge gains in 2014 from our foreign currency hedging program compared to 2013.

Operating Expenses

R&D expenses and R&D as a percentage of sales increased in 2015 compared to 2014. The primary driver of the increased expense was the Biomet merger. The combination of our R&D functions subsequent to the merger will allow us to allocate a greater portion of the combined R&D spending towards innovation efforts to address unmet clinical needs and create new-market adjacencies. Additionally, most of our R&D activities occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates, which contributes to an increase in R&D as a percentage of sales. The increase in 2015 reverses a trend of declines in R&D expense and R&D as a percentage of sales. In prior years, the lower spending reflected a natural decline from certain large projects that achieved commercialization, including Persona The Personalized Knee System, and a dedication of resources to our quality and operational excellence initiatives. We expect R&D spending in 2016 to increase and be between 4.5 and 5.0 percent of sales.

SG&A as a percentage of sales increased in 2015 compared to 2014 after realizing improvements in 2014 and 2013 due to our operational excellence initiatives. The Biomet merger was the primary cause of the increase. We expect that SG&A as a percentage of sales will continue to be higher than prior to the Biomet merger until we can realize synergy benefits of the merger. Additionally, a significant portion of our SG&A expenses occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. We recorded additional expense of $7.7 million in 2015 for Durom Cup-related claims. Since 2008, we have recognized $479.4 million for these claims. For more information regarding these claims, see Note 20 to the consolidated financial statements.

“Special items” have increased significantly in the past three years. The increases in 2015 were due to Biomet merger-related expenses such as the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense and contract terminations. “Special items” expense also includes our quality and operational excellence initiatives, which are intended to improve our future operating results by centralizing or outsourcing certain functions and improving quality, distribution, sourcing, manufacturing and our information technology systems. See Note 3 to the consolidated financial statements for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, and Income Taxes

Other expense, net, represents debt issuance costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger, the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss, and the call premium expense we recognized when we repaid Biomet’s senior notes, partially offset by a gain related to selling certain product line rights and assets. The decrease in Other expense, net in 2015 compared to 2014, was driven by fewer months of debt issuance costs from the bridge credit agreement and the gains recognized on the sale of the product line rights and assets.

Net interest expense increased in 2015 due to the issuance of the debt in connection with the Biomet merger.

Our effective tax rate (“ETR”) on earnings before income taxes for the years ended December 31, 2015, 2014 and 2013 was 4.6 percent, 23.4 percent and 22.8 percent, respectively. “Special items” expense has significantly affected our ETR as such expenses have generally been incurred within jurisdictions with higher tax rates, resulting in lower taxable income in these higher tax jurisdictions. The low 2015 tax rate results from operating losses in the U.S. caused by significant expenses incurred in connection with the merger. The U.S. has a higher tax rate compared to the majority of foreign operations where we realized operating income. We expect “Special items,” the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, to impact our ETR in future years. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas, operating profit as a percentage of sales increased in 2015 compared to 2014, as we started to realize synergies of the merger. In EMEA, operating profit as a percentage of sales declined in 2015 compared to 2014 due to the increased Biomet expenses. This decline is expected to continue until we can realize the synergy benefits of the merger in this region. In the Asia Pacific segment, operating profit as a percentage of sales increased in 2015 compared to 2014 due to changes in foreign currency exchange rates and our hedging program.

Non-GAAP operating performance measures

We use financial measures that differ from financial measures determined in accordance with generally accepted accounting principles (“GAAP”) to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain other inventory and manufacturing related charges connected to quality enhancement and remediation efforts, “Certain claims,” intangible asset amortization, “Special items,” other expenses related to financing obtained for the Biomet merger, other expenses related to the call premium expense recognized to redeem the assumed Biomet senior notes, the interest expense incurred on issued debt during the period prior to the consummation of the Biomet merger and any related effects on

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

our income tax provision associated with these items and other certain tax adjustments. We use this information internally and believe it is helpful to investors because it provides useful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides additional transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2015, 2014 and 2013 were $1,310.5 million, $1,098.0 million, and $1,069.0 million, respectively, and our non-GAAP adjusted diluted earnings per share were $6.90, $6.40, and $6.22, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

	Year ended December 31,
	2015	2014	2013
Net Earnings of Zimmer Biomet Holdings, Inc.	$147.0	$720.3	$780.4
Inventory step-up and other inventory and manufacturing related charges	348.8	36.3	88.7
Certain claims	7.7	21.5	47.0
Intangible asset amortization	337.4	92.5	78.5
Special items
Biomet merger-related	619.1	61.9	–
Other special items	212.7	279.2	210.3
Other expense, net	23.0	39.6	–
Interest expense on Biomet merger financing	70.0	–	–
Taxes on above items and other certain tax adjustments*	(455.2)	(153.3)	(135.9)

Adjusted Net Earnings	$1,310.5	$1,098.0	$1,069.0

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Year ended December 31,
	2015	2014	2013
Diluted EPS	$0.77	$4.20	$4.54
Inventory step-up and other inventory and manufacturing related charges	1.84	0.21	0.52
Certain claims	0.04	0.13	0.27
Intangible asset amortization	1.78	0.54	0.46
Special items
Biomet merger-related	3.26	0.36	–
Other special items	1.12	1.63	1.22
Other expense, net	0.12	0.23	–
Interest expense on Biomet merger financing	0.37	–	–
Taxes on above items and other certain tax adjustments*	(2.40)	(0.90)	(0.79)

Adjusted Diluted EPS	$6.90	$6.40	$6.22

* The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities declined to $816.7 million in 2015, compared to $1,052.8 million in 2014. The decreased cash flows provided by operating activities in 2015 were primarily due to higher expenses related to the Biomet merger, a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015 when we issued senior notes for the Biomet merger and inventory investments. These unfavorable items were partially offset by lower tax payments and the receipt of insurance proceeds related to Durom Cup product liability claims in the 2015 period. In 2014, we made significant tax payments for certain unresolved matters in order to limit the potential impact of IRS interest charges. In 2016, we estimate operating cash flows to be in a range of $1,650.0 million to $1,750.0 million, inclusive of approximately $290.0 million of outflows related to integration expenses to drive synergies.

Cash flows used in investing activities were $7,557.9 million in 2015 compared to $469.4 million in 2014. The primary investing activity in 2015 was the Biomet merger. We continued to invest in instruments for significant product launches, such as Persona The Personalized Knee System, as we deploy that system around the world. In 2016, we expect instrument investments to be in a range of $300.0 million to $325.0 million in support of our cross-sell initiatives as well as new product introductions. In 2015, we continued to invest in other property, plant and equipment at levels necessary to complete new product-related investments and to replace older machinery and equipment. In 2016, we expect to spend approximately $250.0 million on property, plant and equipment, including $105.0 million necessary to rationalize facilities and IT systems as well as to optimize our manufacturing and logistics network.

Cash flows provided by financing activities were $7,139.8 million in 2015, compared to a use of cash of $562.4 million in 2014. We issued debt in 2015 for the Biomet merger, which resulted in proceeds and related debt issuance costs. We also repaid Biomet’s senior notes that we assumed in the merger. Additionally, with an increase in our stock price throughout 2014, many employees exercised stock options in the prior year. Accordingly, there were fewer stock options outstanding at the end of 2014, leading to fewer option exercises in 2015 compared to 2014.

In February, May, July and December 2015, our Board of Directors declared cash dividends of $0.22 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

As of December 31, 2015, $449.5 million remained authorized under our $1.0 billion share repurchase program, which has no expiration date. In anticipation of the merger with Biomet, we suspended repurchases after the first quarter of 2014. We commenced share repurchases in the fourth quarter of 2015 and continued repurchases in the first two months of 2016.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Through February 25, 2016, we repurchased approximately $415.0 million of shares of our common stock, which includes the $250.0 million of shares that we repurchased from certain selling stockholders on February 10, 2016.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $290.0 million in 2016. These cash outlays are necessary to achieve our integration goals of net annual pre-tax operating profit synergies of $350.0 million by the end of the third year post-Closing Date.

Also as discussed in Note 20 to our consolidated financial statements, as of December 31, 2015, a short-term liability of $50.0 million and long-term liability of $264.6 million related to Durom Cup product liability claims was recorded on our consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of December 31, 2015, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. We also had a short-term liability of $33.4 million related to Biomet metal-on-metal hip implant claims.

At December 31, 2015, we had ten tranches of senior notes outstanding as follows (dollars in millions):

Principal	Interest Rate	Maturity Date
$500.0	1.450%	April 1, 2017
1,150.0	2.000	April 1, 2018
500.0	4.625	November 30, 2019
1,500.0	2.700	April 1, 2020
300.0	3.375	November 30, 2021
750.0	3.150	April 1, 2022
2,000.0	3.550	April 1, 2025
500.0	4.250	August 15, 2035
500.0	5.750	November 30, 2039
1,250.0	4.450	August 15, 2045

We issued $7.65 billion of senior notes in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. On June 24, 2015, we also borrowed $3.0 billion on a U.S. term loan (“U.S. Term Loan”) to fund the Biomet merger.

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

We have a $4.35 billion credit agreement (“Credit Agreement”) that contains: (i) a 5-year unsecured U.S. term loan facility (“U.S. Term Loan Facility”) in the principal amount of $3.0 billion, and (ii) a 5-year unsecured multicurrency revolving facility (“Multicurrency Revolving Facility”) in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of December 31, 2015. The U.S. Term Loan Facility will mature in June 2020, with principal payments due beginning September 30, 2015, as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. In 2015, we paid $500.0 million in principal under the U.S. Term Loan Facility, resulting in $2.5 billion in outstanding borrowings as of December 31, 2015.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Credit Agreement. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of December 31, 2015.

Commitments under the Credit Agreement are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating.

We have a Japan Term Loan agreement with one of the lenders under the Credit Agreement for 11.7 billion Japanese Yen that will mature on May 31, 2018. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have other available uncommitted credit facilities totaling $35.8 million.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2015, we had short-term and long-term investments in debt securities with a fair value of $273.1 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly rated and we believe the risk of default by the issuers is low.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

As of December 31, 2015, $921.9 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. Of this amount, $564.7 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger we have unremitted foreign earnings of $4,387.9 million which we plan to repatriate to the U.S. in future periods. We have recorded a long-term liability of $1,494.9 million for the estimated tax impact of this repatriation.

Management believes that cash flows from operations and available borrowings under the Multicurrency Revolving Facility are sufficient to meet our working capital, capital expenditure and debt service needs, as well as return cash to stockholders in the form of dividends and share repurchases. Should additional investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2016	2017 and 2018	2019 and 2020	2021 and Thereafter
Long-term debt	$11,551.4	$–	$2,263.9	$3,987.5	$5,300.0
Interest payments	4,142.6	339.8	651.0	531.1	2,620.7
Operating leases	231.8	59.1	78.6	48.2	45.9
Purchase obligations	91.0	61.9	22.5	3.7	2.9
Other long-term liabilities	406.7	–	136.9	107.6	162.2

Total contractual obligations	$16,423.5	$460.8	$3,152.9	$4,678.1	$8,131.7

$93.5 million of the other long-term liabilities on our balance sheet as of December 31, 2015 are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2016. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 15 to our consolidated financial statements for further information on our defined benefit plans.

Also included in other long-term liabilities on our balance sheet are liabilities related to unrecognized tax benefits and corresponding interest and penalties thereon. Due to the uncertainties inherent in these liabilities, such as the ultimate timing and resolution of tax audits, we are unable to reasonably estimate the amount or period in which potential tax payments related to these positions will be made. Therefore, this table does not include any obligations related to unrecognized tax benefits. We have also excluded long-term deferred tax liabilities from this table, as they do not represent liabilities that will be settled in cash. See Note 16 to our consolidated financial statements for further information on these tax-related accounts.

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

Excess Inventory and Instruments – We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost. Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply. Accordingly, inventory and instruments are written down to their net realizable value. To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components. The basis for the determination is generally the same for all inventory and instrument items and categories except for work -in-process inventory, which is recorded at cost. Obsolete or discontinued items are generally destroyed and completely written off. Management evaluates the need for changes to inventory and instruments net realizable values based on market conditions, competitive offerings and other factors on a regular basis.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

We recognize tax liabilities in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on income taxes and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

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

In addition to our general product liability, we have recorded provisions totaling $479.4 million related to the Durom Cup, including $7.7 million in 2015. See Note 20 to our consolidated financial statements for further discussion of the Durom Cup litigation.

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

We have seven reporting units with goodwill assigned to them. Two of these reporting units, CMF and Bone Healing, consist entirely of assets and liabilities acquired in the Biomet merger. Since these assets and liabilities were valued at their estimated fair value on the Closing Date, in our 2015 impairment test, the carrying value approximated the fair value. Therefore, if these reporting units perform below what we expected at the time that we estimated their fair value, we may be required to record impairment charges.

Our other five reporting units consist of combined Zimmer and Biomet assets and liabilities. In our 2015 impairment test, our EMEA reporting unit’s estimated fair value only exceeded the carrying value of its net assets by 8 percent, or approximately $240 million. This reporting unit’s estimated fair value has significantly decreased from prior year impairment tests due to the weakening of the Euro against the U.S. Dollar. For our other four reporting units, their estimated fair value exceeded their carrying value by more than 20 percent.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 3 to our consolidated financial statements to see how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

For contracts outstanding at December 31, 2015, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2016 through June 2018. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2015 were $1,427.5 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2015 were $307.2 million. The weighted average contract rates outstanding at December 31, 2015 were Euro:USD 1.21, USD:Swiss Franc: 0.91, USD:Japanese Yen 112.44, British Pound:USD 1.59, USD:Canadian Dollar 1.22, Australian Dollar:USD 0.77, USD:Korean Won 1,125, USD:Swedish Krona 7.68, USD:Czech Koruna 22.88, USD:Thai Baht 35.03, USD:Taiwan Dollar 31.48, USD:South African Rand 13.60, USD:Russian Ruble 65.50 and USD:Indian Ruppee 68.80.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2015 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2018, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$55.5
Swiss Franc	31.7
Japanese Yen	34.6
British Pound	9.2
Canadian Dollar	11.0
Australian Dollar	15.7
Korean Won	3.4
Swedish Krona	2.5
Czech Koruna	0.6
Thai Baht	0.8
Taiwan Dollars	3.4
South African Rand	0.6
Russian Rubles	0.8
Indian Rupees	1.7

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

We had net assets, excluding goodwill and intangible assets, in legal entities with non-U.S. Dollar functional currencies of $2,042.4 million at December 31, 2015, primarily in Euros, Japanese Yen and Australian Dollars.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

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

We have multiple fixed-to-variable interest rate swap agreements that we have designated as fair value hedges of the fixed interest rate obligations on our senior notes due 2019 and 2021. The total notional amounts are $250.0 million and $300.0 million for the senior notes due 2019 and 2021, respectively. On the interest rate swap agreements for the senior notes due 2019, we receive a fixed interest rate of 4.625 percent and pay variable interest equal to the three-month LIBOR plus an average of 133 basis points. On the interest rate swap agreements for the senior notes due 2021, we receive a fixed interest rate of 3.375 percent and pay variable interest equal to the three-month LIBOR plus an average of 99 basis points.

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

Based upon our overall interest rate exposure as of December 31, 2015, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of these hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of December 31, 2015, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $238.6 million. With allowances for doubtful accounts of $17.3 million recorded in those countries, the net balance was $221.3 million, representing 16 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $194.2 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Management’s Report on Internal Control Over Financial Reporting

The management of Zimmer Biomet Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

The Company acquired Biomet during the second quarter of 2015 in a purchase business combination. Management excluded Biomet from its evaluation of internal control over financial reporting as of December 31, 2015. The Company will incorporate Biomet into its annual report on internal control over financial reporting as of December 31, 2016. Biomet’s assets as of December 31, 2015 excluded from management’s assessment were $2,631.0 million, or 10 percent of our total assets. Biomet’s net sales for the year ended December 31, 2015 excluded from management’s assessment were $1,602.0 million, or 27 percent of our total net sales.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on that assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 8.	Financial Statements and Supplementary Data

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Zimmer Biomet Holdings, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Biomet Holdings, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 7. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Biomet, Inc. from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Biomet, Inc. from our audit of internal control over financial reporting. Biomet, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent $2,631.0 million or 10% of total assets and $1,602.0 million or 27% of total net sales, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 29, 2016

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF EARNINGS

	(in millions, except per share amounts)
For the Years Ended December 31,	2015	2014	2013
Net Sales	$5,997.8	$4,673.3	$4,623.4
Cost of products sold, excluding intangible asset amortization	1,800.6	1,242.8	1,266.7
Intangible asset amortization	337.4	92.5	78.5
Research and development	268.8	187.4	203.0
Selling, general and administrative	2,284.2	1,750.7	1,749.3
Certain claims (Note 20)	7.7	21.5	47.0
Special items (Note 3)	831.8	341.1	210.3

Operating expenses	5,530.5	3,636.0	3,554.8

Operating Profit	467.3	1,037.3	1,068.6
Other expense, net	(36.9)	(46.7)	(6.0)
Interest income	9.4	11.9	15.6
Interest expense	(286.6)	(63.1)	(70.1)

Earnings before income taxes	153.2	939.4	1,008.1
Provision for income taxes	7.0	220.2	229.5

Net earnings	146.2	719.2	778.6
Less: Net loss attributable to noncontrolling interest	(0.8)	(1.1)	(1.8)

Net Earnings of Zimmer Biomet Holdings, Inc.	$147.0	$720.3	$780.4

Earnings Per Common Share – Basic	$0.78	$4.26	$4.60
Earnings Per Common Share – Diluted	$0.77	$4.20	$4.54
Weighted Average Common Shares Outstanding
Basic	187.4	169.0	169.6
Diluted	189.8	171.7	171.8
Cash Dividends Declared Per Common Share	$0.88	$0.88	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	(in millions)
For the Years Ended December 31,	2015	2014	2013
Net Earnings	$146.2	$719.2	$778.6
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments	(305.2)	(223.1)	(35.0)
Unrealized cash flow hedge gains, net of tax	52.7	55.9	33.4
Reclassification adjustments on cash flow hedges, net of tax	(93.0)	(18.9)	(4.4)
Unrealized (losses)/gains on securities, net of tax	(0.2)	(0.5)	0.1
Reclassification adjustments on securities, net of tax	–	(0.4)	–
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(21.4)	(75.8)	38.5

Total Other Comprehensive (Loss) Income	(367.1)	(262.8)	32.6

Comprehensive (Loss) Income	(220.9)	456.4	811.2

Comprehensive Loss Attributable to Noncontrolling Interest	(0.3)	(1.0)	(2.0)

Comprehensive (Loss) Income Attributable to Zimmer Biomet Holdings, Inc.	$(220.6)	$457.4	$813.2

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

	(in millions)
As of December 31,	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$1,459.3	$1,083.3
Short-term investments	164.6	612.5
Accounts receivable, less allowance for doubtful accounts	1,446.5	912.1
Inventories	2,254.1	1,193.3
Prepaid expenses and other current assets	538.4	317.2
Deferred income taxes	–	194.9

Total Current Assets	5,862.9	4,313.3
Property, plant and equipment, net	2,062.6	1,285.3
Goodwill	9,934.2	2,514.2
Intangible assets, net	8,746.3	603.5
Other assets	613.5	941.7

Total Assets	$27,219.5	$9,658.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$284.8	$145.2
Income taxes	147.2	80.3
Other current liabilities	1,185.9	798.5

Total Current Liabilities	1,617.9	1,024.0
Deferred income taxes	3,150.2	45.9
Other long-term liabilities	1,005.7	610.9
Long-term debt	11,556.3	1,425.5

Total Liabilities	17,330.1	3,106.3

Commitments and Contingencies (Note 20)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 302.7 million (268.4 million in 2014) issued	3.0	2.7
Paid-in capital	8,195.3	4,330.7
Retained earnings	8,347.7	8,362.1
Accumulated other comprehensive (loss) income	(329.0)	38.1
Treasury stock, 100.0 million shares (98.7 million shares in 2014)	(6,329.1)	(6,183.7)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,887.9	6,549.9
Noncontrolling interest	1.5	1.8

Total Stockholders’ Equity	9,889.4	6,551.7

Total Liabilities and Stockholders’ Equity	$27,219.5	$9,658.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	(in millions)
	Zimmer Biomet Holdings, Inc. Stockholders							Noncontrolling Interest	Total Stockholders’ Equity
	Common Shares		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Shares
	Number	Amount				Number	Amount
Balance January 1, 2013	257.1	$2.6	$3,500.6	$7,143.2	$268.3	(85.5)	$(5,072.1)	$5.4	$5,848.0
Net earnings	–	–	–	780.4	–	–	–	(1.8)	778.6
Other comprehensive income	–	–	–	–	32.6	–	–	(0.2)	32.4
Purchase of additional shares from noncontrolling interest	–	–	(1.1)	–	–	–	–	(0.6)	(1.7)
Cash dividends declared	–	–	–	(135.4)	–	–	–	–	(135.4)
Stock compensation plans, including tax benefits	7.2	–	501.1	1.2	–	0.1	5.4	–	507.7
Share repurchases	–	–	–	–	–	(9.1)	(719.0)	–	(719.0)

Balance December 31, 2013	264.3	2.6	4,000.6	7,789.4	300.9	(94.5)	(5,785.7)	2.8	6,310.6
Net earnings	–	–	–	720.3	–	–	–	(1.1)	719.2
Other comprehensive loss	–	–	–	–	(262.8)	–	–	0.1	(262.7)
Cash dividends declared	–	–	–	(148.6)	–	–	–	–	(148.6)
Stock compensation plans, including tax benefits	4.1	0.1	330.1	1.0	–	–	2.5	–	333.7
Share repurchases	–	–	–	–	–	(4.2)	(400.5)	–	(400.5)

Balance December 31, 2014	268.4	2.7	4,330.7	8,362.1	38.1	(98.7)	(6,183.7)	1.8	6,551.7
Net earnings	–	–	–	147.0	–	–	–	(0.8)	146.2
Other comprehensive loss	–	–	–	–	(367.1)	–	–	0.5	(366.6)
Cash dividends declared	–	–	–	(164.4)	–	–	–	–	(164.4)
Stock compensation plans, including tax benefits	1.6	–	142.2	3.0	–	0.1	4.6	–	149.8
Share repurchases	–	–	–	–	–	(1.4)	(150.0)	–	(150.0)
Biomet merger consideration	32.7	0.3	3,722.4	–	–	–	–	–	3,722.7

Balance December 31, 2015	302.7	$3.0	$8,195.3	$8,347.7	$(329.0)	(100.0)	$(6,329.1)	$1.5	$9,889.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

	(in millions)
For the Years Ended December 31,	2015	2014	2013
Cash flows provided by (used in) operating activities:
Net earnings	$146.2	$719.2	$778.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	712.4	375.8	358.5
Biomet merger consideration compensation expense	90.4	–	–
Share-based compensation	46.4	49.4	48.5
Income tax benefit from stock option exercises	81.4	37.2	38.4
Excess income tax benefit from stock option exercises	(11.8)	(11.1)	(8.6)
Inventory step-up	317.8	5.4	8.0
Gain on divestiture of assets	(19.0)	–	–
Deferred income tax provision	(164.0)	(90.5)	(126.2)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	163.3	(50.4)	104.4
Receivables	(56.1)	(40.4)	(74.3)
Inventories	(205.4)	(164.6)	(148.1)
Accounts payable and accrued liabilities	(263.1)	108.4	33.6
Other assets and liabilities	(21.8)	114.4	(49.7)

Net cash provided by operating activities	816.7	1,052.8	963.1

Cash flows provided by (used in) investing activities:
Additions to instruments	(266.4)	(197.4)	(192.9)
Additions to other property, plant and equipment	(167.7)	(144.9)	(100.0)
Purchases of investments	(214.8)	(1,350.9)	(732.7)
Sales of investments	802.9	1,282.2	830.8
Proceeds from divestiture of assets	69.9	–	–
Biomet acquistion, net of acquired cash	(7,760.1)	–	–
Business combination investments	–	(54.3)	(74.2)
Investments in other assets	(21.7)	(4.1)	(13.5)

Net cash used in investing activities	(7,557.9)	(469.4)	(282.5)

Cash flows provided by (used in) financing activities:
Proceeds from (payments on) senior notes	7,628.2	(250.0)	–
Proceeds from term loan	3,000.0	–	–
Redemption of senior notes	(2,740.0)	–	–
Payments on term loan	(500.0)	–	–
Net proceeds (payments) under revolving credit facilities	0.1	2.3	(97.5)
Dividends paid to stockholders	(157.1)	(145.5)	(132.4)
Proceeds from employee stock compensation plans	105.2	284.7	474.8
Excess income tax benefit from stock option exercises	11.8	11.1	8.6
Debt issuance costs	(58.4)	(64.1)	–
Repurchase of common stock	(150.0)	(400.9)	(720.8)

Net cash provided by (used in) financing activities	7,139.8	(562.4)	(467.3)

Effect of exchange rates on cash and cash equivalents	(22.6)	(18.3)	(17.0)

Increase in cash and cash equivalents	376.0	2.7	196.3
Cash and cash equivalents, beginning of year	1,083.3	1,080.6	884.3

Cash and cash equivalents, end of period	$1,459.3	$1,083.3	$1,080.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products; dental implants; and related surgical products. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues.

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

The words “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only. “Zimmer” used alone refers to the business or information of us and our subsidiaries on a stand-alone basis without inclusion of the business or information of LVB or any of its subsidiaries.

2.	Revision of Prior Period Financial Statements

In the three month period ended September 30, 2015, we discovered two errors related to our financial statements for prior periods. One error related to accounts payable accruals. For certain received goods and services, we did not completely relieve the related accrual in a timely manner. As a result, our accounts payable balance was overstated. This error had been accumulating since 2012. The second error related to the accounting for the divestiture of certain Biomet product lines and rights in the three month period ended June 30, 2015. We calculated a gain on the divestiture based upon the pre-merger net book value of the assets. However, the gain should have been calculated based upon the fair value of such assets post-merger. We evaluated the impact of these errors on our prior period quarterly and annual financial statements, assessing materiality both quantitatively and qualitatively, and concluded the errors were not material to any of our previously issued financial statements. However, we concluded the cumulative corrections of these errors would be material to our financial statements for the three month period ended September 30, 2015 and, therefore, it was not appropriate to recognize the cumulative corrections in that period. Consequently, we revised previous periods’ financial statements to correct these errors as well as other unrelated, immaterial out of period adjustments that had been previously recorded. Following is a summary of the financial statement line items impacted by these revisions for the periods presented in this Form 10-K (in millions, except per share amounts).

Revisions to the Consolidated Statements of Earnings and Comprehensive Income (Loss)

	Year Ended December 31, 2014			Year Ended December 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Cost of products sold, excluding intangible asset amortization	$1,242.7	$0.1	$1,242.8	$1,280.1	$(13.4)	$1,266.7
Research and development	187.9	(0.5)	187.4	203.4	(0.4)	203.0
Selling, general and administrative	1,744.4	6.3	1,750.7	1,758.8	(9.5)	1,749.3
Special items	342.5	(1.4)	341.1	214.0	(3.7)	210.3
Operating expenses	3,631.5	4.5	3,636.0	3,581.8	(27.0)	3,554.8
Earnings before income taxes	943.9	(4.5)	939.4	981.1	27.0	1,008.1
Provision for income taxes	224.9	(4.7)	220.2	221.9	7.6	229.5
Net earnings	719.0	0.2	719.2	759.2	19.4	778.6
Net Earnings of Zimmer Holdings, Inc.	$720.1	$0.2	$720.3	$761.0	$19.4	$780.4
Earnings Per Common Share - Basic	$4.26	$–	$4.26	$4.49	$0.11	$4.60
Earnings Per Common Share - Diluted	$4.19	$0.01	$4.20	$4.43	$0.11	$4.54
Foreign currency cumulative translation adjustments	$(241.5)	$18.4	$(223.1)	$(44.4)	$9.4	$(35.0)
Total Other Comprehensive Income (Loss)	(281.2)	18.4	(262.8)	23.2	9.4	32.6
Comprehensive Income	437.8	18.6	456.4	782.4	28.8	811.2
Comprehensive Income Attributable to Zimmer Holdings, Inc.	438.8	18.6	457.4	784.4	28.8	813.2

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revisions to the Consolidated Balance Sheet

	December 31, 2014
	As Reported	Adjustments	As Revised
Inventories	$1,169.0	$24.3	$1,193.3
Total Current Assets	4,289.0	24.3	4,313.3
Property, plant and equipment, net	1,288.8	(3.5)	1,285.3
Other assets	939.2	2.5	941.7
Total Assets	9,634.7	23.3	9,658.0
Accounts payable	167.1	(21.9)	145.2
Income taxes payable	72.4	7.9	80.3
Other current liabilities	798.5	–	798.5
Total Current Liabilities	1,038.0	(14.0)	1,024.0
Long-term income tax payable	181.7	8.2	189.9
Total Liabilities	3,112.1	(5.8)	3,106.3
Retained earnings	8,285.2	76.9	8,362.1
Accumulated other comprehensive income	85.9	(47.8)	38.1
Total Zimmer Holdings, Inc. stockholders’ equity	6,520.8	29.1	6,549.9
Total Stockholders’ Equity	6,522.6	29.1	6,551.7
Total Liabilities and Stockholders’ Equity	9,634.7	23.3	9,658.0

Revisions to the Consolidated Statements of Cash Flows

	Year ended December 31, 2014			Year ended December 31, 2013
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Net earnings	$719.0	$0.2	$719.2	$759.2	$19.4	$778.6
Deferred income tax provision	(84.2)	(6.3)	(90.5)	(126.2)	–	(126.2)
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes payable	(51.9)	1.5	(50.4)	96.8	7.6	104.4
Inventories	(154.1)	(10.5)	(164.6)	(128.4)	(19.7)	(148.1)
Accounts payable and accrued expenses	120.1	(11.7)	108.4	38.3	(4.7)	33.6
Other assets and liabilities	87.6	26.8	114.4	(47.1)	(2.6)	(49.7)

We have not presented revisions to our consolidated statements of stockholders’ equity. The only revisions to these statements are related to retained earnings caused by revisions to net earnings and accumulated other comprehensive income caused by revisions to other comprehensive income (loss). These revisions have already been presented in the tables for the consolidated statements of earnings and comprehensive income and the consolidated balance sheets.

In the fourth quarter of 2015 we discovered an error that was immaterial to previous quarters’ condensed consolidated statements of cash flows. As further discussed in Note 4, we recognized $90.4 million of compensation expense related to previously unvested LVB stock options and LVB stock-based awards that vested immediately prior to the merger under the terms of the merger agreement. $52.8 million of the $90.4 million represented cash payments to holders of these options and stock-based awards. In the six month period ended June 30, 2015 and nine month period ended September 30, 2015, we presented the $52.8 million as a cash outflow from investing activities. However, since the payment represented compensation expense, the $52.8 million should have been presented as an operating cash outflow. We have corrected this error in the consolidated statement of cash flows for the year ended December 31, 2015. We will also revise future interim filings to correct for this error.

3.	Significant Accounting Policies

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Biomet Holdings and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2014 and

2013 consolidated financial statements have been reclassified to conform to the 2015 presentation.

Use of Estimates – The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which require us to make

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation – The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results. Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity. When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled. Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2015, 2014 and 2013 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represented approximately 80 percent of our net sales in 2015. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 20 percent of our net sales in 2015. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2015, 2014 and 2013.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative and were $214.2 million, $181.9 million and $163.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Research and Development –  We expense all research and development (“R&D”) costs as incurred except when there is alternative future use for the R&D. Research and development costs include salaries, prototypes, depreciation of equipment used in research and development, consultant fees and service fees paid to collaborative partners. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

	For the Years Ended December 31,
	2015	2014	2013
Biomet-related
Merger compensation expense	$90.4	$–	$–
Retention plans	73.0	–	–
Employee termination benefits	101.0	–	–
Consulting and professional fees	167.4	61.5	–
Dedicated project personnel	62.3	0.4	–
Relocated facilities	5.6	–	–
Contract terminations	95.0	–	–
Information technology integration	5.2	–	–
Other	19.2	–	–
Other
Employee termination benefits	1.9	0.9	14.2
Consulting and professional fees	114.8	115.2	99.1
Dedicated project personnel	31.8	50.4	34.0
Impairment/loss on disposal of assets	2.3	24.0	10.9
Certain R&D agreements	–	4.5	0.8
Relocated facilities	–	0.7	3.6
Distributor acquisitions	–	0.6	0.4
Certain litigation matters	31.2	70.0	26.9
Contract terminations	–	1.8	3.9
Information technology integration	1.8	–	–
Contingent consideration adjustments	2.4	0.6	9.0
Accelerated software amortization	1.5	6.0	6.0
Other	25.0	4.5	1.5

Special items	$831.8	$341.1	$210.3

Pursuant to the Biomet merger agreement, all outstanding LVB stock options and LVB stock-based awards vested immediately prior to the effective time of the merger, and holders of these options and awards received a portion of the aggregate merger consideration. Some of these options and awards were already vested under the terms of LVB’s equity incentive plans. We accounted for the fair value of the consideration we paid in exchange for previously vested options and awards as consideration to complete the merger. As part of the merger agreement terms, all previously unvested options and awards vested immediately prior to the effective time of the merger. Under LVB’s equity incentive plans, unvested options and awards would have otherwise been forfeited. We have concluded that the discretionary accelerated vesting of these unvested options and awards was for the economic benefit of the combined company, and, therefore, we classified the fair value of the merger consideration we paid to holders of such unvested options and awards of $90.4 million as compensation expense.

Pursuant to the LVB merger agreement, retention plans were established for certain Biomet employees and third-party sales agents. Retention payments were earned by employees and third-party sales agents who remained with Biomet through the Closing Date. We recognized $73.0 million of expense resulting from these retention plans.

After the Closing Date, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to the initial phase of these integration plans that were recognized in 2015 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170.0 million for employee termination benefits and $130.0 million for contract termination expense in that time period. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance, Closing Date	$–	$–	$–
Additions	101.0	95.0	196.0
Cash payments	(54.1)	(39.0)	(93.1)
Foreign currency exchange rate changes	(0.1)	–	(0.1)

Balance, December 31, 2015	$46.8	$56.0	$102.8

Consulting and professional fees relate to third-party consulting, professional fees and contract labor related to our quality and operational excellence initiatives, third-party consulting fees related to certain information system implementations, third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and merger with Biomet, third-party fees related to severance and termination benefits matters and legal fees related to certain litigation matters. Our quality and operational excellence initiatives are company-wide and include improvements in quality, distribution, sourcing, manufacturing and information technology, among other areas.

Dedicated project personnel expenses include the salary, benefits, travel expenses and other costs directly associated with employees who are 100 percent dedicated to our quality and operational excellence initiatives or integration of acquired businesses.

Impairment/loss on disposal of assets relates to impairment of intangible assets that were acquired in business combinations or impairment of or a loss on the disposal of other assets. This caption also includes the effect of reducing

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Certain litigation matters relate to net expenses recognized during the year for the estimated or actual settlement of certain pending litigation and similar claims, including matters where we recognized income from a settlement on more favorable terms than our previous estimate, or we reduced our estimate of a previously recorded contingent liability. These litigation matters have included royalty disputes, patent litigation matters and commercial litigation matters.

Contract termination costs relate to terminated agreements in connection with the integration of acquired companies and changes to our distribution model as part of business restructuring and operational excellence initiatives. The terminated contracts primarily relate to sales agents and distribution agreements.

Information technology integration costs are non-capitalizable costs incurred related to integrating information technology platforms of acquired companies or other significant software implementations as part of our quality and operational excellence initiatives.

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

Investments – We invest our excess cash and cash equivalents in debt securities. Our investments include corporate debt securities, U.S. government and agency debt securities, foreign government debt securities, commercial paper and certificates of deposit, and are classified and accounted for as available-for-sale. Available-for-sale debt securities are recorded at fair value on our consolidated balance sheet. Investments with a contractual maturity of less than one year are classified as short-term investments on our consolidated balance sheet, or in other non-current assets if the contractual maturity is greater than one year. Changes in fair value for available-for-sale securities are recorded, net of taxes, as a component of accumulated other comprehensive loss on our consolidated balance sheet. We review our investments for other-than-temporary impairment at each reporting period. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the consolidated statement of earnings in the period the determination is made. See Note 8 for more information regarding our investments.

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $34.1 million and $22.3 million as of December 31, 2015 and 2014, respectively.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill – Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets. If a quantitative assessment is performed, the fair value of the reporting unit and the implied fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the implied fair value of the reporting unit goodwill is less than the carrying value of the reporting unit goodwill. See Note 10 for more information regarding goodwill.

Intangible Assets – Intangible assets are initially measured at their fair value. We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset. Intangible assets with an indefinite life, including certain trademarks and trade names, are not amortized. Indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life. Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer-related intangibles, intellectual property rights and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from less than one year to 20 years. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. Intangible assets with an indefinite life are tested for impairment annually or whenever events or circumstances indicate that the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds the estimated fair value of the asset. The amount of the impairment loss to be recorded would be determined based upon the excess of the asset’s carrying value over its fair value. The fair values of indefinite lived intangible assets are determined based upon a discounted cash flow analysis using the relief from royalty method or a qualitative assessment may be performed for any changes to the asset’s fair value from the last quantitative assessment. The relief from royalty method estimates the cost savings associated with owning, rather than licensing, assets. Significant assumptions are incorporated into these discounted cash flow analyses such as estimated growth rates, royalty rates and risk-adjusted discount rates. We may do a qualitative assessment when the results of the previous quantitative test indicated that the asset’s fair value was significantly in excess of its carrying value.

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

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivative Financial Instruments – We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities. We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for risk management purposes. The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy. See Note 14 for more information regarding our derivative and hedging activities.

Other Comprehensive Income (Loss) – Other comprehensive income (loss) (“OCI”) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

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

Accounting Pronouncements – In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. We are in the initial phases of our adoption plans and, accordingly, we are unable to estimate any effect this may have on our revenue recognition practices.

In April 2015, the FASB issued ASU 2015-03 – Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. As of December 31, 2015, this change would result in a reclassification of $11.7 million of other current assets and $60.6 million of other assets to debt. The ASU will be effective for us beginning January 1, 2016.

In September 2015, the FASB issued ASU 2015-16 – Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This ASU eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The ASU is effective for us beginning January 1, 2017, but early adoption is permitted. We early adopted this ASU in 2015.

On November 20, 2015, the FASB issued ASU 2015-17 – Balance Sheet Classification of Deferred Taxes. This ASU amends existing guidance on income taxes to require the classification of all deferred tax assets and liabilities as non-current on the balance sheet. The ASU will be effective for us beginning January 1, 2017, but early adoption is permitted. Additionally, the ASU allows for both retrospective and prospective methods of transition upon adoption. We early adopted this ASU effective December 31, 2015 on a prospective basis. No prior periods were retrospectively adjusted.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

4.	Business Combinations

Biomet Merger

On the Closing Date, we completed our merger with LVB, the parent company of Biomet. We paid $12,030.3 million in cash and stock and assumed Biomet’s senior notes. The fair value of the principal amount of the senior notes was $2,740.0 million, which we repaid in full prior to June 30, 2015.

The merger enhances our position in the nearly $50.0 billion musculoskeletal industry. Our product portfolio now includes Biomet’s legacy product lines, including knee and hip reconstructive products; sports medicine, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products; dental reconstructive products; and cement, biologics and other products. Our larger scale provides for increased competitiveness in our core and emerging franchises and a stronger presence in our geographic markets. The merger positions us to increase cross-selling opportunities between our legacy product portfolios and sales force specialization. The combination of our R&D functions will allow us to allocate a greater portion of the combined R&D spending towards innovations designed to address unmet clinical needs and create new-market adjacencies. We also expect to realize operational synergies to enhance value for stockholders.

In order to consummate the merger under applicable antitrust laws and regulations in certain countries, we had to divest certain product line rights and assets. As a result, we recognized a net gain of $19.0 million in non-operating other expense, net in the year ended December 31, 2015.

We funded the cash portion of the merger consideration with available cash on hand, as well as proceeds from a $3.0 billion senior unsecured term loan and $7.65 billion in senior unsecured notes issued in March 2015. See Note 12 for further information regarding these debt instruments.

The aggregate merger consideration paid was $12,030.3 million, consisting of $8,307.6 million of cash and 32.7 million shares of our common stock valued at $3,722.7 million. The value of our common stock was based upon a stock price of $113.83 per share using the average of the high and low trading prices on the Closing Date. As discussed in Note 3, $90.4 million of the cash and common stock consideration was allocated to compensation expense due to the acceleration of the vesting of unvested LVB stock options and LVB stock-based awards in connection with the merger. Therefore, the amount of merger consideration utilized for the acquisition method of accounting was $11,939.9 million.

The merger was accounted for under the acquisition method of accounting. Accordingly, LVB’s results of operations have been included in our consolidated results of operations starting on the Closing Date, and LVB’s assets and liabilities were recorded at their estimated fair values in our consolidated statement of financial position as of the Closing Date, with the excess of the purchase price over the estimated fair values being allocated to goodwill. During the year ended December 31, 2015, Biomet contributed net sales of $1,602.0 million. During the year ended December 31, 2015, Biomet contributed net operating losses of $295.8 million to our consolidated results, driven by $90.4 million of merger compensation expense for unvested LVB stock options and LVB stock-based awards, $73.0 million of retention plan expense, severance expense, inventory step-up expense and intangible asset amortization.

The purchase price allocation as of December 31, 2015 is preliminary. The primary tasks to be completed related to our purchase price accounting are refinements to intangible assets for certain less significant products, finalizing tax accounts, including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimated fair values of contingent assets and liabilities. There may be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year from the Closing Date.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes our estimate of the preliminary fair values of the assets acquired and liabilities assumed at the Closing Date, including measurement period adjustments recognized from our initial purchase price allocation through December 31, 2015 (in millions):

	Closing Date (initial)	Adjustments	Closing Date (as adjusted)
Cash	$494.8	$–	$494.8
Accounts receivable, net	544.7	(15.7)	529.0
Inventory	1,161.7	84.0	1,245.7
Other current assets	123.4	(97.0)	26.4
Property, plant and equipment	699.4	92.0	791.4
Intangible assets not subject to amortization:
Trademarks and trade names	515.0	(36.0)	479.0
In-process research and development (IPR&D)	–	246.0	246.0
Intangible assets subject to amortization:
Technology	3,075.3	(583.2)	2,492.1
Customer relationships	5,829.0	(873.0)	4,956.0
Trademarks and trade names	–	389.0	389.0
Other assets	29.5	211.6	241.1
Goodwill	5,270.2	2,303.7	7,573.9

Total assets acquired	17,743.0	1,721.4	19,464.4

Current liabilities	588.9	39.2	628.1
Long-term debt	2,740.0	–	2,740.0
Deferred taxes	2,489.7	1,607.8	4,097.5
Other long-term liabilities	58.2	0.7	58.9

Total liabilities assumed	5,876.8	1,647.7	7,524.5

Net assets acquired	$11,866.2	$73.7	$11,939.9

Adjustments to the initial preliminary fair values of the assets acquired and liabilities assumed related to a change in estimate to the fair value of merger compensation expense for unvested LVB stock options and LVB stock-based awards, refinement of the estimated fair values of inventory, property, plant and equipment and intangible assets, refinement of income and deferred tax balances and adjustments to contingent liabilities and contingent gains based upon additional evidence obtained, among other adjustments. There may be additional adjustments to these preliminary estimates of fair value which could be material.

The weighted-average amortization period selected for trademarks and trade names, technology and customer relationship intangible assets was 15 years, 15 years and 18 years, respectively.

IPR&D intangible assets represent acquired R&D projects which have not received regulatory approval. IPR&D intangible assets are capitalized and accounted for as indefinite lived intangible assets and will be subject to periodic impairment testing until the successful completion or abandonment of the associated R&D project. Upon successful completion of each R&D project, the associated indefinite lived intangible asset is then accounted for as a finite lived intangible asset and amortized on a straight-line basis over its estimated useful life. If an R&D project is abandoned, the associated indefinite lived asset is charged to expense.

The IPR&D intangible assets recognized in the Biomet merger relates to a variety of R&D projects. The fair values of the IPR&D intangible assets were determined using the income approach. Most of these projects are expected to be completed within a year or two after the Closing Date. Remaining costs to complete these projects are expected to be an insignificant amount of our total annual R&D spending.

The goodwill is generated from the operational synergies we expect to achieve from our combined operations. None of the goodwill is expected to be deductible for tax purposes.

The following sets forth unaudited pro forma financial information derived from (i) the audited financial statements of Zimmer for the years ended December 31, 2015 and 2014; and (ii) the unaudited financial statements of LVB for the period January 1, 2015 to June 23, 2015 and for the year ended December 31, 2014. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

Pro Forma Financial Information

(Unaudited)

Year Ended December 31,	2015	2014
	(in millions)
Net Sales	$7,517.7	$7,965.2
Net Earnings	$327.4	$314.5

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as inventory step-up, amortization of acquired intangible assets and interest expense on debt incurred to finance the merger. Material, nonrecurring pro forma adjustments directly attributable to the Biomet merger include:

•

The $90.4 million of merger compensation expense for unvested LVB stock options and LVB stock-based awards was removed from net earnings for the year ended December 31, 2015 and recognized as an expense in the year ended December 31, 2014.

•	The $73.0 million of retention plan expense was removed from net earnings for the year ended December 31, 2015 and recognized as an expense in the year ended December 31, 2014.
•	Transaction costs of $17.7 million was removed from net earnings for the year ended December 31, 2015 and recognized as an expense in the year ended December 31, 2014.

Other Acquisitions

We made a number of business acquisitions during the years 2014 and 2013. In October 2014, we acquired ETEX Holdings, Inc. (“Etex”). The Etex acquisition enhanced our biologics portfolio through the addition of Etex’s bone void filler products. In May 2013, we acquired the business assets of Knee Creations, LLC (“Knee Creations”). The Knee Creations acquisition enhanced our product portfolio of joint preservation solutions. In June 2013, we acquired NORMED Medizin-Technik GmbH (“Normed”). The Normed acquisition strengthened our Extremities and Trauma product portfolios and brought new product development capabilities in the foot and ankle and hand and wrist markets.

The results of operations of these acquired companies have been included in our consolidated results of operations subsequent to the transaction dates, and the respective assets and liabilities of the acquired companies have been recorded at their estimated fair values in our consolidated statement of financial position as of the transaction dates, with any excess purchase price being recorded as goodwill. Pro forma financial information and other information required by GAAP have not been included for these acquisitions as they, individually and in the aggregate, did not have a material impact upon our financial position or results of operations.

5.	Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

For the Years Ended December 31,	2015	2014	2013
Total expense, pre-tax	$46.4	$49.4	$48.5
Tax benefit related to awards	(14.5)	(15.5)	(15.6)

Total expense, net of tax	$31.9	$33.9	$32.9

Stock Options

We had two equity compensation plans in effect at December 31, 2015: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeded the 2006 Stock Incentive Plan (“2006 Plan”) and the TeamShare Stock Option Plan (“TeamShare Plan”). No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into the 2009 Plan. Vested stock options previously granted under the 2006 Plan, the TeamShare Plan and another prior plan, the 2001 Stock Incentive Plan, remained outstanding as of December 31, 2015. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 57.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. In 2015, the Compensation and Management Development Committee set the Closing Date as the grant date for awards to our executive officers. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2015, an aggregate of 5.6 million shares were available for future grants and awards under these plans.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the year ended December 31, 2015 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2015	7,846	$71.94
Options granted	1,717	107.10
Options exercised	(1,404)	73.09
Options forfeited	(185)	97.02
Options expired	(43)	80.59

Outstanding at December 31, 2015	7,931	$78.73	5.7	$201.1

Vested or expected to vest as of December 31, 2015	7,497	$77.59	5.5	$197.4

Exercisable at December 31, 2015	4,969	$68.67	3.9	$168.6

We use a Black-Scholes option-pricing model to determine the fair value of our stock options. Expected volatility was derived from a combination of historical volatility and implied volatility because the traded options that were actively traded around the grant date of our stock options did not have maturities of over one year. The expected term of the stock options has been derived from historical employee exercise behavior. The risk-free interest rate was determined using the implied yield currently available for zero-coupon U.S. government issues with a remaining term approximating the expected life of the options. The dividend yield was determined by using an estimated annual dividend and dividing it by the market price of our stock on the grant date.

The following table presents information regarding the weighted average fair value for stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

For the Years Ended December 31,	2015	2014	2013
Dividend yield	0.8%	0.9%	1.1%
Volatility	22.2%	25.2%	24.5%
Risk-free interest rate	1.7%	1.8%	1.1%
Expected life (years)	5.3	5.5	6.1
Weighted average fair value of options granted	$22.30	$22.59	$16.33
Intrinsic value of options exercised (in millions)	$49.4	$99.6	$97.9

As of December 31, 2015, there was $40.3 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 3.0 years.

RSUs

We have awarded RSUs to certain of our employees. The terms of the awards have been two to four years. Some of the awards have only service conditions while some have performance and market conditions in addition to service conditions. The service condition-only awards vest ratably on the anniversary date of the award. The awards that have performance and market conditions vest all at once on the third anniversary date. Future service conditions may be waived if an employee retires after the first anniversary date of the award, but performance and market conditions continue to apply. Accordingly, the requisite service period used for share-based payment expense on our RSUs range from one to four years.

A summary of nonvested RSU activity for the year ended December 31, 2015 is as follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2015	1,475	$76.60
Granted	556	104.77
Vested	(347)	67.50
Forfeited	(384)	74.82

Outstanding at December 31, 2015	1,300	91.64

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2015, we estimate that approximately 795,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2015 was $39.6 million and is

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected to be recognized over a weighted-average period of 2.4 years. The fair value of RSUs vesting during the years ended December 31, 2015, 2014 and 2013 based upon our stock price on the date of vesting was $40.6 million, $29.3 million and $32.5 million, respectively.

6.	Inventories

Inventories consisted of the following (in millions):

As of December 31,	2015	2014
Finished goods	$1,827.9	$924.2
Work in progress	146.1	87.8
Raw materials	280.1	181.3

Inventories	$2,254.1	$1,193.3

Finished goods inventory as of December 31, 2015 includes $284.4 million to step-up the acquired Biomet inventory to fair value.

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended

December 31, 2015, 2014 and 2013 were $118.4 million, $51.8 million and $112.0 million, respectively.

7.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

As of December 31,	2015	2014
Land	$39.6	$20.4
Building and equipment	1,789.3	1,283.4
Capitalized software costs	330.1	294.7
Instruments	2,160.5	1,692.8
Construction in progress	108.4	115.8

	4,427.9	3,407.1
Accumulated depreciation	(2,365.3)	(2,121.8)

Property, plant and equipment, net	$2,062.6	$1,285.3

Depreciation expense was $375.0 million, $268.6 million and $262.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.	Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair value
As of December 31, 2015
Corporate debt securities	$245.7	$0.1	$(0.4)	$245.4
U.S. government and agency debt securities	21.6	–	(0.1)	21.5
Commercial paper	4.2	–	–	4.2
Certificates of deposit	2.0	–	–	2.0

Total short and long-term investments	$273.5	$0.1	$(0.5)	$273.1

As of December 31, 2014
Corporate debt securities	$516.9	$0.1	$(0.5)	$516.5
U.S. government and agency debt securities	194.3	–	–	194.3
Commercial paper	57.8	–	–	57.8
Certificates of deposit	100.3	–	–	100.3

Total short and long-term investments	$869.3	$0.1	$(0.5)	$868.9

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of December 31, 2015 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

As of December 31, 2015	Amortized Cost	Fair Value
Due in one year or less	$164.7	$164.6
Due after one year through two years	108.8	108.5

Total	$273.5	$273.1

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$245.4	$–	$245.4	$–
U.S. government and agency debt securities	21.5	–	21.5	–
Commercial paper	4.2	–	4.2	–
Certificates of deposit	2.0	–	2.0	–

Total available-for-sale securities	273.1	–	273.1	–
Derivatives, current and long-term
Foreign currency forward contracts	96.9	–	96.9	–
Interest rate swaps	26.8	–	26.8	–

	$396.8	$–	$396.8	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	1.6	–	1.6	–

	$1.6	$–	$1.6	$–

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$516.5	$–	$516.5	$–
U.S. government and agency debt securities	194.3	–	194.3	–
Commercial paper	57.8	–	57.8	–
Certificates of deposit	100.3	–	100.3	–

Total available-for-sale securities	868.9	–	868.9	–
Derivatives, current and long-term
Foreign currency forward contracts	125.5	–	125.5	–
Interest rate swaps	24.0	–	24.0	–

	$1,018.4	$–	$1,018.4	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	1.7	–	1.7	–
Forward starting interest rate swaps	59.3	–	59.3	–

	$61.0	$–	$61.0	$–

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at January 1, 2014
Goodwill	$894.8	$1,271.9	$161.8	$655.7	$2,984.2
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	894.8	1,271.9	161.8	282.7	2,611.2
Acquisitions	40.6	–	–	–	40.6
Currency translation	(4.3)	(114.6)	(13.6)	(5.1)	(137.6)

Balance at December 31, 2014
Goodwill	931.1	1,157.3	148.2	650.6	2,887.2
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	931.1	1,157.3	148.2	277.6	2,514.2
Biomet Merger	6,445.2	225.6	408.1	495.0	7,573.9
Currency translation	(48.3)	(91.9)	(7.4)	(6.3)	(153.9)

Balance at December 31, 2015
Goodwill	7,328.0	1,291.0	548.9	1,139.3	10,307.2
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	$7,328.0	$1,291.0	$548.9	$766.3	$9,934.2

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2015:
Intangible assets subject to amortization:
Gross carrying amount	$3,161.6	$181.0	$583.3	$5,133.0	$–	$101.8	$9,160.7
Accumulated amortization	(591.9)	(164.8)	(50.9)	(269.6)	–	(64.8)	(1,142.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	479.0	–	248.6	–	727.6

Total identifiable intangible assets	$2,569.7	$16.2	$1,011.4	$4,863.4	$248.6	$37.0	$8,746.3

As of December 31, 2014:
Intangible assets subject to amortization:
Gross carrying amount	$727.2	$173.4	$74.2	$213.8	$–	$93.9	$1,282.5
Accumulated amortization	(458.3)	(157.7)	(34.1)	(99.6)	–	(58.3)	(808.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	129.0	–	–	–	129.0

Total identifiable intangible assets	$268.9	$15.7	$169.1	$114.2	$–	$35.6	$603.5

During 2015, we reclassified $129.0 million of indefinite lived trademarks and trade names to finite lived trademarks and trade names as they were determined to have a finite useful life.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2015 for the years ending December 31, 2016 through 2020 is (in millions):

For the Years Ending December 31,
2016	$559.9
2017	546.2
2018	529.3
2019	516.1
2020	514.4

11.	Other Current and Long-term Liabilities

Other current and long-term liabilities consisted of the following (in millions):

As of December 31,	2015	2014
Other current liabilities:
License and service agreements	$144.1	$100.2
Certain claims accrual (Note 20)	50.0	50.0
Litigation settlement accrual (Note 20)	–	70.0
Forward starting interest rate swaps	–	59.3
Salaries, wages and benefits	265.9	167.7
Accrued liabilities	725.9	351.3

Total other current liabilities	$1,185.9	$798.5

Other long-term liabilities:
Long-term income tax payable	$478.1	$189.9
Certain claims accrual (Note 20)	264.6	307.2
Other long-term liabilities	263.0	113.8

Total other long-term liabilities	$1,005.7	$610.9

12.	Debt

Our debt consisted of the following (in millions):

As of December 31,	2015	2014
Long-term debt
1.450% Senior Notes due 2017	$500.0	$–
2.000% Senior Notes due 2018	1,150.0	–
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	–
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	–
3.550% Senior Notes due 2025	2,000.0	–
4.250% Senior Notes due 2035	500.0	–
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	–
U.S. Term Loan	2,500.0	–
Japan Term Loan	96.8	98.0
Other long-term debt	4.6	4.9
Debt discount	(21.9)	(1.4)
Adjustment related to interest rate swaps	26.8	24.0

Total long-term debt	$11,556.3	$1,425.5

At December 31, 2015, our total debt consisted of $8.95 billion aggregate principal amount of our senior notes, a $2.5 billion U.S. term loan (“U.S. Term Loan”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt, debt discount and fair value adjustments totaling $9.5 million.

The U.S. Term Loan is part of our $4.35 billion credit agreement (“Credit Agreement”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “U.S. Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (the “Multicurrency Revolving Facility”). The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of December 31, 2015.

On June 24, 2015, we borrowed $3.0 billion under the U.S. Term Loan Facility to fund a portion of the Biomet merger. Under the terms of the U.S. Term Loan Facility, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. In 2015, we paid $500.0 million in principal under the U.S. Term Loan Facility, resulting in $2.5 billion in outstanding borrowings as of December 31, 2015. Due to the $500.0 million of advanced payments in 2015 on the U.S. Term Loan Facility, we have no quarterly principal obligations in 2016.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of December 31, 2015.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at December 31, 2015, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

We may, at our option, redeem our senior notes, in whole or in part, at any time upon payment of the principal, any applicable make-whole premium, and accrued and unpaid

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The estimated fair value of our senior notes as of December 31, 2015, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,837.5 million. The estimated fair value of the Japan Term Loan as of December 31, 2015, based upon publicly available market yield curves and the terms of the debt (Level 2), was $96.4 million. The carrying value of the U.S. Term Loan approximates fair value as it bears interest at short-term variable market rates.

We have entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our senior notes due 2019 and 2021. See Note 14 for additional information regarding the interest rate swap agreements.

We also have available uncommitted credit facilities totaling $35.8 million.

At December 31, 2015 and 2014, the weighted average interest rate for our long-term borrowings was 2.9 percent and 3.5 percent, respectively. We paid $207.1 million, $67.5 million and $68.1 million in interest during 2015, 2014 and 2013, respectively.

13.	Accumulated Other Comprehensive (Loss) Income

OCI refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in OCI may be reclassified to net earnings upon the occurrence of certain events.

Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. Amounts related to defined benefit plans that are in OCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and, therefore, the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 15 for more information on our defined benefit plans.

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains on Securities	Defined Benefit Plan Items
Balance December 31, 2014	$111.8	$70.1	$(0.4)	$(143.4)
OCI before reclassifications	(305.2)	52.7	(0.2)	(30.6)
Reclassifications	–	(93.0)	–	9.2

Balance December 31, 2015	$(193.4)	$29.8	$(0.6)	$(164.8)

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI			Location on Statement of Earnings
	For the Years Ended December 31,
Component of OCI	2015	2014	2013
Cash flow hedges
Foreign exchange forward contracts	$122.3	$33.3	$8.0	Cost of products sold
Foreign exchange options	–	–	(0.2)	Cost of products sold
Forward starting interest rate swaps	(1.3)	–	–	Interest expense

	121.0	33.3	7.8	Total before tax
	28.0	14.4	3.4	Provision for income taxes

	$93.0	$18.9	$4.4	Net of tax

Investments
Realized gains on securities	$–	$0.4	$–	Interest income

	–	0.4	–	Total before tax
	–	–	–	Provision for income taxes

	$–	$0.4	$–	Net of tax

Defined benefit plans
Prior service cost	$5.6	$3.9	$3.9	*
Unrecognized actuarial (loss)	(20.1)	(11.1)	(16.6)	*

	(14.5)	(7.2)	(12.7)	Total before tax
	(5.3)	(3.0)	(4.8)	Provision for income taxes

	$(9.2)	$(4.2)	$(7.9)	Net of tax

Total reclassifications	$83.8	$15.1	$(3.5)	Net of tax

* These OCI components are included in the computation of net periodic pension expense (see Note 15).

The following table shows the tax effects on each component of OCI recognized in our consolidated statements of comprehensive income (in millions):

	Before Tax			Tax			Net of Tax
For the Years Ended December 31,	2015	2014	2013	2015	2014	2013	2015	2014	2013
Foreign currency cumulative translation adjustments	$(305.2)	$(223.1)	$(35.0)	$–	$–	$–	$(305.2)	$(223.1)	$(35.0)
Unrealized cash flow hedge gains	59.1	60.5	63.6	6.4	4.6	30.2	52.7	55.9	33.4
Reclassification adjustments on foreign currency hedges	(121.0)	(33.3)	(7.8)	(28.0)	(14.4)	(3.4)	(93.0)	(18.9)	(4.4)
Reclassification adjustments on securities	–	(0.4)	–	–	–	–	–	(0.4)	–
Unrealized gains/(losses) on securities	(0.2)	(0.5)	0.1	–	–	–	(0.2)	(0.5)	0.1
Adjustments to prior service cost and unrecognized actuarial assumptions	(25.0)	(104.8)	50.3	(3.6)	(29.0)	11.8	(21.4)	(75.8)	38.5

Total Other Comprehensive (Loss) Income	$(392.3)	$(301.6)	$71.2	$(25.2)	$(38.8)	$38.6	$(367.1)	$(262.8)	$32.6

14.	Derivative Instruments and Hedging Activities

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

We have multiple fixed-to-variable interest rate swap agreements that we have designated as fair value hedges of the fixed interest rate obligations on our 4.625% Senior Notes due 2019 and 3.375% Senior Notes due 2021. The total notional amounts are $250.0 million and $300.0 million for the 4.625% Senior Notes due 2019 and 3.375% Senior Notes due

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately reported in cost of products sold. On our consolidated statement of cash flows, the settlements of these cash flow hedges are recognized in operating cash flows.

For foreign currency exchange forward contracts and options outstanding at December 31, 2015, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2016 through June 2018. As of December 31, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,427.5 million. As of December 31, 2015, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $307.2 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. Starting in 2015, the net amount of these offsetting gains/losses is recorded in other expense. In prior periods, the net amount was recorded in cost of products sold and was not material. Prior periods have been reclassified to conform to the 2015 presentation. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.5 billion to $2.0 billion per quarter.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statements of earnings (in millions):

		Gain /(Loss) on Instrument			Gain /(Loss) on Hedged Item
Derivative Instrument	Location on Statement of Earnings	Year Ended December 31,			Year Ended December 31,
		2015	2014	2013	2015	2014	2013
Interest rate swaps	Interest expense	$2.8	$14.7	$(24.6)	$(2.8)	$(14.7)	$24.6

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2015, 2014 and 2013.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2015	2014	2013	Location on Statement of Earnings	2015	2014	2013
Foreign exchange forward contracts	$97.4	$119.8	$63.9	Cost of products sold	$122.3	$33.3	$8.0
Foreign exchange options	–	–	(0.3)	Cost of products sold	–	–	(0.2)
Forward starting interest rate swaps	(38.3)	(59.3)	–	Interest expense	(1.3)	–	–

	$59.1	$60.5	$63.6		$121.0	$33.3	$7.8

The net amount recognized in earnings during the years ended December 31, 2015, 2014 and 2013 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2015, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $26.1 million, or $29.8 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, $101.4 million, or $76.7 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $1.7 million, or $1.1 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

Derivative Instrument	Location on	Year Ended December 31,
	Statement of Earnings	2015	2014	2013
Foreign exchange forward contracts	Other expense, net	$28.8	$15.3	$–

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Presentation

As of December 31, 2015 and December 31, 2014, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties.

The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$100.5	Other current assets	$98.7
Foreign exchange forward contracts	Other assets	19.8	Other assets	53.1
Interest rate swaps	Other assets	26.8	Other assets	24.0

Total asset derivatives		$147.1		$175.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$16.7	Other current liabilities	$16.4
Forward starting interest rate swaps	Other current liabilities	–	Other current liabilities	59.3
Foreign exchange forward contracts	Other long-term liabilities	8.3	Other long-term liabilities	11.6

Total liability derivatives		$25.0		$87.3

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2015			As of December 31, 2014
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$100.5	$16.3	$84.2	$98.7	$15.9	$82.8
Cash flow hedges	Other assets	19.8	7.1	12.7	53.1	10.4	42.7

Liability Derivatives
Cash flow hedges	Other current liabilities	16.7	16.3	0.4	16.4	15.9	0.5
Cash flow hedges	Other long-term liabilities	8.3	7.1	1.2	11.6	10.4	1.2

15.	Retirement Benefit Plans

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

We use a December 31 measurement date for our benefit plans.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2015	2014	2013	2015	2014	2013
Service cost	$11.8	$10.9	$11.9	$18.9	$14.7	$16.1
Interest cost	15.8	15.5	13.2	8.8	9.2	5.6
Expected return on plan assets	(31.8)	(30.8)	(28.7)	(13.9)	(11.0)	(6.7)
Amortization of prior service cost	(3.7)	(2.6)	(2.6)	(1.9)	(1.3)	(1.3)
Amortization of unrecognized actuarial loss	17.4	10.6	14.8	2.7	0.5	1.8

Net periodic benefit cost	$9.5	$3.6	$8.6	$14.6	$12.1	$15.5

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	4.56%	4.98%	4.32%	1.94%	2.46%	2.13%
Rate of compensation increase	3.29%	3.29%	3.29%	2.00%	1.48%	2.29%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	3.05%	2.88%	2.74%

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

Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments. Beginning in 2016, we will change the method used to estimate the service and interest costs for pension and postretirement benefits. The new method utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. Historically, we utilized a single weighted-average discount rate applied to projected cash outflows. We made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rate on the yield curve. The change does not impact the measurement of the plan’s obligations. We will account for this change as a change in accounting estimate.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in projected benefit obligations and plan assets were (in millions):

	U.S. and Puerto Rico		Foreign
For the Years Ended December 31,	2015	2014	2015	2014
Projected benefit obligation – beginning of year	$386.6	$316.7	$423.7	$371.5
Obligation assumed from Biomet	–	–	159.4	–
Service cost	11.8	10.9	18.9	14.7
Interest cost	15.8	15.5	8.8	9.2
Plan amendments	(21.9)	–	–	(7.0)
Employee contributions	–	–	16.9	18.5
Benefits paid	(12.3)	(10.0)	(24.1)	(22.6)
Actuarial (gain) loss	(4.9)	53.5	(18.9)	77.9
Expenses paid	–	–	(0.3)	(0.2)
Settlement	–	–	(0.2)	–
Translation (gain) loss	–	–	(15.6)	(38.3)

Projected benefit obligation – end of year	$375.1	$386.6	$568.6	$423.7

Plan assets at fair market value – beginning of year	$402.2	$398.6	$385.4	$372.3
Assets contributed by Biomet	–	–	129.4	–
Actual return on plan assets	(16.6)	10.9	(4.0)	38.0
Employer contributions	0.8	2.7	14.8	14.7
Employee contributions	–	–	16.9	18.5
Plan amendments	–	–	(0.2)	–
Benefits paid	(12.3)	(10.0)	(24.1)	(22.6)
Expenses paid	–	–	(0.3)	(0.2)
Translation gain (loss)	–	–	(12.3)	(35.3)

Plan assets at fair market value – end of year	$374.1	$402.2	$505.6	$385.4

Funded status	$(1.0)	$15.6	$(63.0)	$(38.3)

Amounts recognized in consolidated balance sheet:
Prepaid pension	$14.6	$29.4	$16.5	$12.4
Short-term accrued benefit liability	(1.0)	(0.7)	(0.6)	(0.5)
Long-term accrued benefit liability	(14.6)	(13.1)	(78.9)	(50.2)

Net amount recognized	$(1.0)	$15.6	$(63.0)	$(38.3)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2016 (in millions):

	U.S. and Puerto Rico	Foreign
Unrecognized prior service cost	$(5.9)	$(1.9)
Unrecognized actuarial loss	17.1	2.9

	$11.2	$1.0

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	U.S. and Puerto Rico			Foreign
For the Years Ended December 31,	2015	2014	2013	2015	2014	2013
Discount rate	4.36%	4.10%	4.98%	1.86%	1.38%	2.45%
Rate of compensation increase	3.29%	3.29%	3.29%	2.02%	1.43%	1.52%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2015	2014	2015	2014
Projected benefit obligation	$53.8	$54.6	$393.4	$365.2
Plan assets at fair market value	38.2	40.8	319.6	315.0

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	U.S. and Puerto Rico		Foreign
As of December 31,	2015	2014	2015	2014
Total accumulated benefit obligations	$354.6	$337.5	$556.8	$413.1
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	34.8	32.8	380.1	358.6
Plan assets at fair market value	20.6	22.0	314.9	315.0

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2016	14.3	22.4
2017	15.8	22.5
2018	17.3	23.0
2019	19.1	24.0
2020	20.6	23.9
2021-2025	118.4	125.2

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$—	$—
Equity securities:
U.S. large-cap	79.2	—	79.2	—
U.S. small-cap	25.6	—	25.6	—
International	93.2	—	93.2	—
Real estate	27.0	—	27.0	—
Commodity-linked mutual funds	16.4	—	16.4	—
Intermediate fixed income securities	130.2	—	130.2	—

Total	$374.1	$2.5	$371.6	$—

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.4	$1.4	$—	$—
Equity securities:
U.S. large-cap	83.7	—	83.7	—
U.S. small-cap	23.0	—	23.0	—
International	83.0	—	83.0	—
Real estate	49.1	—	49.1	—
Commodity-linked mutual funds	36.0	—	36.0	—
Intermediate fixed income securities	126.0	—	126.0	—

Total	$402.2	$1.4	$400.8	$—

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34.0	$34.0	$—	$—
Equity securities:
Energy	4.7	4.7	—	—
Materials	6.7	6.7	—	—
Industrials	8.2	8.2	—	—
Consumer discretionary	6.3	6.3	—	—
Consumer staples	8.5	8.5	—	—
Healthcare	8.6	8.6	—	—
Financials	17.4	17.4	—	—
Information technology	5.7	5.7	—	—
Telecommunication services	2.0	2.0	—	—
Utilities	3.3	3.3	—	—
Other	80.7	40.6	40.1	—
Fixed income securities:
Government bonds	104.0	—	104.0	—
Corporate bonds	74.5	—	74.5	—
Asset-backed securities	14.8	—	14.8	—
Other debt	11.3	—	11.3	—
Other types of investments:
Mortgage loans	9.8	—	9.8	—
Insurance contracts	5.8	—	5.8	—
Other investments	14.7	—	14.7	—
Real estate	84.6	—	10.7	73.9

Total	$505.6	$146.0	$285.7	$73.9

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2014
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$31.0	$31.0	$—	$—
Equity securities:
Energy	4.7	4.7	—	—
Materials	7.1	7.1	—	—
Industrials	7.5	7.5	—	—
Consumer discretionary	6.5	6.5	—	—
Consumer staples	7.5	7.5	—	—
Healthcare	6.8	6.8	—	—
Financials	16.3	16.3	—	—
Information technology	4.9	4.9	—	—
Telecommunication services	2.0	2.0	—	—
Utilities	3.4	3.4	—	—
Other	36.7	34.5	2.2	—
Fixed income securities:
Government bonds	72.5	—	72.5	—
Corporate bonds	58.9	—	58.9	—
Asset-backed securities	22.0	—	22.0	—
Other debt	1.7	—	1.7	—
Other types of investments:
Mortgage loans	9.2	—	9.2	—
Insurance contracts	6.1	—	6.1	—
Other investments	12.0	—	12.0	—
Real estate	68.6	—	—	68.6

Total	$385.4	$132.2	$184.6	$68.6

As of December 31, 2015 and 2014, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2015
Beginning Balance	$68.6
Gains on assets sold	0.2
Change in fair value of assets	2.2
Net purchases and sales	3.5
Translation loss	(0.6)

Ending Balance	$73.9

We expect that we will have no legally required minimum funding requirements in 2016 for the qualified U.S. and Puerto Rico defined benefit retirement plans, nor do we expect to voluntarily contribute to these plans during 2016. Contributions to foreign defined benefit plans are estimated to be $15.1 million in 2016. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $40.2 million, $32.8 million and $29.6 million related to these plans for the years ended December 31, 2015, 2014 and 2013, respectively.

16.	Income Taxes

The components of earnings before income taxes consisted of the following (in millions):

For the Years Ended December 31,	2015	2014	2013
United States operations	$(246.2)	$403.3	$412.4
Foreign operations	399.4	536.1	595.7

Total	$153.2	$939.4	$1,008.1

The provision for income taxes and the income taxes paid consisted of (in millions):

Current:
Federal	$55.8	$178.2	$207.2
State	18.9	16.5	20.8
Foreign	96.3	116.0	127.7

	171.0	310.7	355.7

Deferred:
Federal	(120.6)	(54.8)	(91.8)
State	(20.0)	(6.6)	(8.4)
Foreign	(23.4)	(29.1)	(26.0)

	(164.0)	(90.5)	(126.2)

Provision for income taxes	$7.0	$220.2	$229.5

Income taxes paid	$193.6	$340.1	$272.3

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

For the Years Ended December 31,	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	(2.4)	0.7	0.8
Tax impact of foreign operations, including foreign tax credits	(40.2)	(11.7)	(12.1)
Change in valuation allowance	(3.7)	–	–
Non-deductible expenses	2.4	–	–
Tax impact of certain significant transactions	21.6	1.4	1.6
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(6.2)	(1.9)	(1.8)
R&D credit	(2.5)	(0.2)	(0.6)
Other	0.6	0.1	(0.1)

Effective income tax rate	4.6%	23.4%	22.8%

Our operations in Puerto Rico and Switzerland benefit from various tax incentive grants. These grants expire between fiscal years 2019 and 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.

The components of deferred taxes consisted of the following (in millions):

As of December 31,	2015	2014
Deferred tax assets:
Inventory	$159.7	$275.1
Net operating loss carryover	117.4	116.9
Tax credit carryover	207.8	185.5
Capital loss carryover	4.2	7.4
Accrued liabilities	190.2	106.7
Share-based compensation	59.0	59.9
Accounts receivable	23.7	–
Unremitted earnings of foreign subsidiaries	–	32.3
Other	133.6	50.3

Total deferred tax assets	895.6	834.1
Less: Valuation allowances	(72.7)	(122.8)

Total deferred tax assets after valuation allowances	822.9	711.3

Deferred tax liabilities:
Fixed assets	$(144.6)	$(104.3)
Intangible assets	(2,337.2)	(95.9)
Unremitted earnings of foreign subsidiaries	(1,374.8)	–
Other	(4.3)	–

Total deferred tax liabilities	(3,860.9)	(200.2)

Total net deferred income taxes	$(3,038.0)	$511.1

Net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2015, $103.9 million of these net operating loss carryovers generally expire within a period of 1 to 20 years and $13.5 million of these net operating loss carryovers have an indefinite life. Valuation allowances for net operating loss carryovers have been established in the amount of $47.0 million and $99.0 million at December 31, 2015 and 2014, respectively.

Deferred tax assets related to tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2015, the Company’s total tax credit carryovers of $207.8 million generally expire within a period of 1 to 10 years. Valuation allowances for certain tax credit carryovers have been established in the amount of $14.4 million and $11.5 million at December 31, 2015 and 2014, respectively.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets related to capital loss carryovers are also available to reduce future federal capital gains. At December 31, 2015, the Company’s capital loss carryovers of $4.2 million generally expire within a period of 2 to 4 years. Valuation allowances for certain capital loss carryovers have been established in the amount of $4.2 million and $7.4 million at December 31, 2015 and 2014, respectively. The remaining valuation allowances booked against deferred tax assets of $7.1 million and $4.9 million at December 31, 2015 and 2014, respectively, relate primarily to intangible assets and potential capital losses that management believes, more likely than not, will not be realized.

At December 31, 2015, we had an aggregate of approximately $3,853 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax related to remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

For the Years Ended December 31,	2015	2014	2013
Balance at January 1	$321.7	$311.0	$293.9
Increase related to the merger*	247.6	–	–
Increases related to prior periods	1.3	0.9	16.5
Decreases related to prior periods	–	(3.8)	(17.3)
Increases related to current period	25.7	18.3	20.8
Decreases related to settlements with taxing authorities	(1.4)	(3.0)	(2.9)
Decreases related to lapse of statute of limitations	(3.0)	(1.7)	–

Balance at December 31	$591.9	$321.7	$311.0

Amounts impacting effective tax rate, if recognized balance at December 31*	$526.6	$186.3	$191.2

* Subject to change during measurement period of the merger.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2015, we accrued interest and penalties of $4.8 million, and as of December 31, 2015, had a recognized liability for interest and penalties of $82.9 million, which included a $29.8 million increase from December 31, 2014 related to the Biomet merger.

During 2014, we accrued interest and penalties of $5.9 million, and as of December 31, 2014, had recognized a liability for interest and penalties of $48.3 million. During 2013, we accrued interest and penalties of $8.1 million, and as of December 31, 2013, had recognized a liability for interest and penalties of $42.4 million.

We operate on a global basis and are subject to examinations by taxing authorities throughout the world, including major jurisdictions such as: Australia, Canada, China,

France, Germany, Ireland, Italy, Japan, Luxembourg, the Netherlands, Puerto Rico, Spain, Switzerland, the United Kingdom and the United States.

Our U.S. Federal income tax returns have been audited through 2009 and are currently under audit for years 2010-2014. The IRS has proposed adjustments for years 2005-2009, reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these adjustments and intend to continue to vigorously defend our positions. For years 2005-2007, we have filed a petition with the U.S. Tax Court. For years 2008-2009, we are pursuing resolution through the IRS Administrative Appeals Process. The acquired Biomet consolidation group has been audited through financial year 2008.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax return positions in the process of examination, administrative appeals or litigation.

In other major jurisdictions, open years are generally 2008 or later.

The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

17.	Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2015.

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

For the Years Ended December 31,	2015	2014	2013
Weighted average shares outstanding for basic net earnings per share	187.4	169.0	169.6
Effect of dilutive stock options and other equity awards	2.4	2.7	2.2

Weighted average shares outstanding for diluted net earnings per share	189.8	171.7	171.8

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the years ended December 31, 2015 and 2013, an average of 0.5 million and 3.1 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. In the year ended December 31, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share as the exercise prices of all options were less than the average market price of the common stock.

During 2015, we repurchased 1.4 million shares of our common stock at an average price of $106.01 per share for a total cash outlay of $150.0 million, including commissions.

18.	Segment Data

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial and thoracic products; dental implants; and related surgical products. Due to the Biomet merger, we changed our senior management organizational structure which has resulted in a change to our operating segments. We now allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. The product category operating segments are Americas Spine, Bone Healing, CMF and Dental. The geographic operating segments include results from all of our product categories except those in the product category operating segments. The Bone Healing, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Americas Spine operating segment only includes spine product results from the Americas.

As it relates to the geographic operating segments, management evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense. As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results. Due to these additional costs included in the product category operating segments, profitability metrics between the geographic operating segments and product category operating segments are not comparable. Intercompany transactions have been eliminated from segment operating profit.

Management reviews accounts receivable, inventory, and property, plant and equipment assets by reportable segment exclusive of manufacturing operations and logistics and corporate assets.

These seven operating segments are the basis for our reportable segment information provided below. The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reporting segment either individually or combined. For presentation purposes, these product category operating segments have been aggregated. Prior period reportable segment financial information has been restated to conform to the current period.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2015
Net sales	$3,109.4	$1,302.9	$881.6	$703.9	$–	$5,997.8
Depreciation and amortization	110.0	61.1	37.9	21.0	482.4	712.4
Segment operating profit	1,647.0	445.3	421.9	167.9	(689.1)	1,993.0
Inventory step-up and certain other inventory and manufacturing related charges						(348.8)
Intangible asset amortization						(337.4)
Certain claims						(7.7)
Special items
Biomet merger related						(619.1)
Other special items						(212.7)
Operating profit						467.3
Total assets	1,525.0	1,382.2	642.4	788.3	22,881.6	27,219.5
Additions to instruments	1.6	0.2	4.7	22.8	237.1	266.4
Additions to other property, plant and equipment	21.7	3.4	9.0	4.6	129.0	167.7

As of and for the Year Ended December 31, 2014
Net sales	$2,320.2	$1,189.1	$789.2	$374.8	$–	$4,673.3
Depreciation and amortization	70.5	46.0	30.2	7.5	221.6	375.8
Segment operating profit	1,215.4	435.6	371.0	76.5	(569.8)	1,528.7
Inventory step-up and certain other inventory and manufacturing related charges						(36.3)
Intangible asset amortization						(92.5)
Certain claims						(21.5)
Special items
Biomet merger related						(61.9)
Other special items						(279.2)
Operating profit						1,037.3
Total assets	1,012.0	924.0	380.3	295.1	7,046.6	9,658.0
Additions to instruments	0.2	0.1	6.0	16.3	174.8	197.4
Additions to other property, plant and equipment	8.6	2.1	9.1	2.6	122.5	144.9

As of and for the Year Ended December 31, 2013
Net sales	$2,347.6	$1,134.0	$771.9	$369.9	$–	$4,623.4
Depreciation and amortization	62.6	48.2	30.0	7.7	210.0	358.5
Segment operating profit	1,293.5	401.2	335.6	79.9	(617.1)	1,493.1
Inventory step-up and certain other inventory and manufacturing related charges						(88.7)
Intangible asset amortization						(78.5)
Certain claims						(47.0)
Special items
Biomet merger related						–
Other special items						(210.3)
Operating profit						1,068.6
Total assets	947.9	974.5	375.9	322.9	6,973.8	9,595.0
Additions to instruments	0.2	0.3	6.5	14.9	171.0	192.9
Additions to other property, plant and equipment	8.7	1.2	7.6	4.6	77.9	100.0

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For segment reporting purposes, deployed instruments are included in the measurement of reportable segment assets while undeployed instruments at manufacturing operations and logistics are included in global operations and corporate functions. The majority of instruments are purchased by manufacturing operations and logistics and are deployed to the reportable segments as needed for the business. Therefore, the reportable segment assets include deployed instruments even though that reportable segment may not report the instrument addition.

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net:

As of December 31,	2015	2014	2013
United States	$1,188.6	$794.4	$737.6
Switzerland	200.9	198.7	211.5
Other countries	673.1	292.2	280.4

Property, plant and equipment, net	$2,062.6	$1,285.3	$1,229.5

U.S. sales were $3,447.2 million, $2,397.9 million and $2,418.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

For the Years Ended December 31,	2015	2014	2013
Knees	$2,276.8	$1,895.2	$1,862.2
Hips	1,537.2	1,326.4	1,330.5
S.E.T.	1,214.9	863.2	847.2
Dental	335.7	242.8	239.3
Spine & CMF	404.4	207.2	202.3
Other	228.8	138.5	141.9

Total	5,997.8	4,673.3	4,623.4

19.	Leases

Total rent expense for the years ended December 31, 2015, 2014 and 2013 aggregated $60.1 million, $48.4 million and $49.2 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2015 were (in millions):

For the Years Ending December 31,
2016	$59.1
2017	44.7
2018	33.9
2019	26.4
2020	21.8
Thereafter	45.9
20.	Commitments and Contingencies

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). As of December 31, 2015, case specific discovery in these lawsuits was ongoing. The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. Other lawsuits are pending in various jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims, including $7.7 million during the year ended December 31, 2015 that is reported on the “Certain claims” line of our consolidated statement of earnings. We recognized $21.5 million and $47.0 million in expense for Durom Cup-related claims during the years ended December 31, 2014 and 2013, respectively.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of December 31, 2015, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of December 31, 2015 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process,

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of December 31, 2015 of the remaining liability for all Durom Cup-related claims is $314.6 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $264.6 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

NexGen Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of December 31, 2015, discovery in these lawsuits was ongoing. The initial bellwether trial took place in October 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of December 31, 2015 of the remaining liability for all Biomet metal-on-metal hip implant claims is $33.4 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of December 31, 2015, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.

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

On October 15, 2015, Heraeus initiated expedited proceedings against Biomet France, Biomet SAS, Biomet Europe BV, Biomet, Inc., Biomet Orthopedics Switzerland GmbH and Biomet Global Supply Chain Center BV before the Commercial Court in Paris seeking to enjoin these entities from importing the certain raw materials subject to the rulings in Germany and from manufacturing, selling or exporting the bone cements made from those raw materials, including under the names of the European Cements. On November 16, 2015, the presiding judge ruled that it had no jurisdiction over Biomet, Inc. and on December 4, 2015, the judge denied the preliminary measures requested by Heraeus. Heraeus has not appealed this ruling or filed an action on the merits before the Commercial Court in Paris. On December 8, 2015, Heraeus filed separate proceedings against Biomet France, Biomet SAS and Biomet France Holding before the Commercial Court of Roman-Sur-Isere seeking to gain access to certain documents which had been seized during searches of Biomet France’s premises in June 2015. Biomet is defending itself vigorously in this proceeding, which is still ongoing.

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. Oral argument took place on February 23, 2016. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $140.0 million that could have a material adverse effect on our results of operations.

Bonutti patent infringement lawsuits: On May 3, 2013, Bonutti Skeletal Innovations LLC (“Bonutti Skeletal”), a company formed to hold certain patents acquired from Dr. Peter M. Bonutti and an affiliate of patent licensing firm Acacia Research Group LLC (“Acacia”), filed suit against Biomet in the U.S. District Court for the Eastern District of Texas, alleging a failure to pay royalties due under a license agreement with Dr. Bonutti, misuse of confidential information and infringement of 15 U.S. patents. Prior to the filing of this lawsuit, on March 8, 2013, Biomet had filed a complaint for declaratory judgment with the U.S. District Court for the Northern District of Indiana seeking a judgment of non-infringement and invalidity of the patents at issue, and Acacia entered counterclaims of infringement seeking damages in an amount yet to be determined and injunctive relief. On September 17, 2013, the May 3, 2013 case filed in the Eastern District of Texas was dismissed. On March 31, 2014, Biomet entered into a settlement and license agreement with Bonutti Skeletal settling all claims related to five of the patents at issue for a one-time payment, and on June 25, 2014, the U.S. District Court for the Northern District of Indiana issued an order dismissing the claims related to those patents with prejudice. The litigation then proceeded with respect to the remaining patents at issue.

On September 10, 2012, Bonutti Skeletal filed suit against Zimmer in the U.S. District Court for the District of Delaware,

alleging infringement of three U.S. patents. An amended complaint was filed on January 15, 2013, alleging infringement of three additional patents. Zimmer requested an Inter Partes Review (“IPR”) of three of the patents at issue. IPRs were granted for two of the patents. Zimmer moved for a stay of the case during the pendency of the IPRs, and on April 7, 2014, the court granted the stay. In May 2015, the U.S. Patent and Trademark Office issued its decision in the IPRs, invalidating all of the challenged patent claims in both patents. Bonutti Skeletal decided not to appeal that decision. On June 30, 2015, the court lifted the stay and the litigation then proceeded with respect to the remaining patents at issue.

On October 30, 2015, the Bonutti litigation was settled in a joint settlement of the legacy Biomet litigation and legacy Zimmer litigation related to the same entity.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Zhejiang. As of December 31, 2015, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce and Zhejiang facilities may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

Biomet DPA and Consent: On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ and a Consent with the SEC related to an investigation by the DOJ and the SEC into possible violations of the FCPA in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year. Pursuant to the

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico referenced above or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute

Biomet and/or the involved former employees and executives. Biomet continues to cooperate with the SEC and DOJ and expects that discussions with the SEC and the DOJ will continue. While we are devoting significant time and resources to these matters, we can give no assurances as to their final outcome.

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

In February 2010, Biomet received a subpoena from the Office of the Inspector General of the U.S. Department of Health and Human Services requesting various documents relating to agreements or arrangements between physicians and Biomet’s Interpore Cross subsidiary for the period from 1999 through the date of the subpoena and the marketing and sales activities associated with Interpore Cross’ spinal products. Biomet is fully cooperating in the investigation. We may need to devote significant time and resources to this inquiry and can give no assurances as to its final outcome.

21.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)

	2015 Quarter Ended				2014 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,134.4	$1,167.6	$1,762.2	$1,933.6	$1,161.5	$1,182.9	$1,106.0	$1,222.9
Gross profit	829.1	840.3	1,087.5	1,102.9	826.8	833.1	789.5	888.6
Net earnings of Zimmer Biomet Holdings, Inc.	171.4	(173.6)	22.2	127.0	221.0	172.4	173.1	153.8
Earnings per common share
Basic	1.01	(1.00)	0.11	0.62	1.31	1.02	1.02	0.91
Diluted	0.99	(1.00)	0.11	0.62	1.29	1.01	1.01	0.89

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting appears on page 34 of this report and is incorporated herein by reference.

Remediation of Previously Reported Material Weakness

As discussed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, in the three month period ended September 30, 2015, our management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in our internal control over financial reporting that we identified was a result of us not enhancing the level of resources and processes necessary to analyze and determine the appropriate accounting treatment of non-routine, complex transactions under GAAP commensurate with the additional complexities existing subsequent to the Biomet merger. As a result of this material weakness, we inappropriately accounted for the divestiture of certain Biomet product lines and rights in the three month period ended June 30, 2015, and we subsequently revised our financial statements for that period.

As of December 31, 2015, we have remediated the previously reported material weakness in our internal control over financial reporting. We have implemented the following changes in our internal control over financial reporting that contributed to the remediation of the material weakness described above:

•	we enhanced our processes for analyzing and determining the appropriate accounting treatment for non-routine, complex transactions under GAAP;
•	we enhanced our policies and procedures related to analysis of non-routine, complex transactions, including, but not limited to, increased management oversight; and
•	we added additional, experienced resources to augment our existing corporate accounting resources.

Based on the remedial measures taken and implemented, our management has tested the applicable controls and determined that they are designed and operating effectively. As a result, our management has concluded that the material weakness described above has been remediated as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

As described above, there were changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Also, as previously noted, we completed our merger with Biomet on June 24, 2015. We are completing the process of reviewing the internal control structure of Biomet and will make appropriate changes as necessary as we integrate Biomet into our overall internal control over financial reporting process.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Item 9B.	Other Information

During the fourth quarter of 2015, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 3, 2016 (the “2016 Proxy Statement”).

We have adopted the Zimmer Biomet Code of Ethics for Chief Executive Officer and Senior Financial Officers (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization senior employees. The finance code of ethics is publicly available in the Investor Relations section of our website, which may be accessed from our homepage at www.zimmerbiomet.com or directly at http://investor.zimmerbiomet.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of that amendment in the Investor Relations section of our website.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from our 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2016 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2016 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from of our 2016 Proxy Statement.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Biomet Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

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

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

By:	/s/ David C. Dvorak
David C. Dvorak
President and Chief Executive Officer

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Daniel P. Florin Daniel P. Florin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ Tony W. Collins Tony W. Collins	Vice President, Finance, and Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016

/s/ Christopher B. Begley Christopher B. Begley	Director	February 29, 2016

Betsy J. Bernard	Director	February 29, 2016

/s/ Paul M. Bisaro Paul M. Bisaro	Director	February 29, 2016

/s/ Gail K. Boudreaux Gail K. Boudreaux	Director	February 29, 2016

/s/ Michael J. Farrell Michael J. Farrell	Director	February 29, 2016

/s/ Larry C. Glasscock Larry C. Glasscock	Director	February 29, 2016

/s/ Robert A. Hagemann Robert A. Hagemann	Director	February 29, 2016

Arthur J. Higgins	Director	February 29, 2016

/s/ Michael W. Michelson Michael W. Michelson	Director	February 29, 2016

/s/ Cecil B. Pickett, Ph.D. Cecil B. Pickett, Ph.D.	Director	February 29, 2016

/s/ Jeffrey K. Rhodes Jeffrey K. Rhodes	Director	February 29, 2016

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No	Description†
2.1	Agreement and Plan of Merger, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., Owl Merger Sub, Inc. and LVB Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
3.1	Certificate of Amendment of Restated Certificate of Incorporation of Zimmer Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
3.2	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
3.3	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)
4.2	Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to the form filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-3 filed November 12, 2009) (File No. 333-163043)
4.3	First Supplemental Indenture to the Indenture dated as of November17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2009)
4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
4.8	Third Supplemental Indenture, dated as of March 19, 2015, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 19, 2015)
4.9	Form of 1.450% Notes due 2017 (incorporated by reference to Exhibit 4.8 above)
4.10	Form of 2.000% Notes due 2018 (incorporated by reference to Exhibit 4.8 above)
4.11	Form of 2.700% Notes due 2020 (incorporated by reference to Exhibit 4.8 above)
4.12	Form of 3.150% Notes due 2022 (incorporated by reference to Exhibit 4.8 above)
4.13	Form of 3.550% Notes due 2025 (incorporated by reference to Exhibit 4.8 above)
4.14	Form of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.8 above)
4.15	Form of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.8 above)
4.16	Stockholders Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC, and the other signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
4.17	Amendment No. 1, dated as of March 30, 2015, to Stockholders Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed April 1, 2015)
10.1*	Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Appendix B to the Registrant’s definitive Proxy Statement on Schedule 14A filed March 24, 2003)
10.2*	First Amendment to the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 15, 2005)
10.3*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.4*	Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
10.5*	Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.6*	Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.7*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.8*	Change in Control Severance Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.9*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.10*	Form of Change in Control Severance Agreement with Daniel P. Florin, Tony W. Collins, Adam R. Johnson, Stuart G. Kleopfer, David A. Nolan, Jr. and Daniel E. Williamson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)
10.11*	Change in Control Severance Agreement with Sang Yi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.12*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.13*	First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.14*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.15*	First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.16*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
10.17*	Non-Disclosure, Non-Competition and Non-Solicitation Employment Agreement with Stephen Hong Liang, Ooi (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 27, 2006)
10.18*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.19*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 11, 2006)
10.21*	Zimmer Biomet Holdings, Inc. Amended Stock Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.22*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.23*	Form of Restricted Stock Unit Award Letter under the Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors
10.24*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.25*	Form of Nonqualified Stock Option Award Letter for Non-U.S. Employees under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
10.26*	Amended and Restated Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.27*	Zimmer Biomet Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.28*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.29*	Form of Nonqualified Stock Option Award Letter under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan
10.30*	Form of Restricted Stock Unit Award Letter (two-year vesting) under the Zimmer Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed February 23, 2015)
10.31*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan
10.32*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.33	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.34	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.35	First Amendment, dated October 31, 2014, to the ¥11,700,000,000 Term Loan Agreement dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2014)
10.36	Voting Agreement, dated as of April 24, 2014, by and among Zimmer Holdings, Inc., LVB Acquisition Holding, LLC and the other signatories thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
10.37	Commitment Letter, dated as of April 24, 2014, by and among Credit Suisse Securities (USA) LLC, Credit Suisse AG and Zimmer Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 30, 2014)
10.38	364-Day Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)
10.39	Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Zimmer K.K., Zimmer Investment Luxembourg SARL, the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J. P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)
10.40	Deferred Prosecution Agreement, dated March 26, 2012, between Biomet, Inc. and the United States Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)
21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Unless otherwise indicated, exhibits incorporated by reference herein were originally filed under SEC File No. 001-16407.

* Management contract or compensatory plan or arrangement.

ZIMMER BIOMET HOLDINGS, INC.	2015 FORM 10-K ANNUAL REPORT

SCHEDULE II

ZIMMER HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

						(in millions)
Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2013	22.8	1.9	(1.5)	(0.5)	–	22.7
Year Ended December 31, 2014	22.7	2.0	(1.4)	(1.0)	–	22.3
Year Ended December 31, 2015	22.3	13.5	(0.4)	(1.3)	–	34.1
Deferred Tax Asset Valuation Allowances:
Year End December 31, 2013	41.3	1.5	(0.1)	–	–	42.7
Year End December 31, 2014	42.7	74.7	(9.2)	–	14.6	122.8
Year End December 31, 2015	122.8	(53.7)	(5.6)	(1.6)	10.8	72.7