Form 10-Q
period 2016-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2016-05-10
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 2, 2016, 199,238,886 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2016

Page
Part I—Financial Information

Item 1.
Financial Statements (unaudited)
Condensed Consolidated Statements of Earnings for the Three Months Ended March 31, 2016 and 2015	3
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	4
Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	6
Notes to Interim Condensed Consolidated Financial Statements	7

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.
Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.
Controls and Procedures	42

Part II—Other Information

Item 1.
Legal Proceedings	42

Item 1A.
Risk Factors	42

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.
Defaults Upon Senior Securities	43

Item 4.
Mine Safety Disclosures	43

Item 5.
Other Information	43

Item 6.
Exhibits	44

Signatures	45

Part I—Financial Information

Item  1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
Net Sales	$1,904.0	$1,134.4
Cost of products sold, excluding intangible asset amortization	635.2	284.9
Intangible asset amortization	126.6	20.4
Research and development	85.7	48.3
Selling, general and administrative	716.9	424.1
Special items (Note 2)	94.1	86.8

Operating expenses	1,658.5	864.5

Operating Profit	245.5	269.9
Other expense, net	(3.8)	(22.6)
Interest income	1.3	2.6
Interest expense	(88.2)	(23.1)

Earnings before income taxes	154.8	226.8
Provision for income taxes	49.0	55.7

Net Earnings	105.8	171.1
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.3)

Net Earnings of Zimmer Biomet Holdings, Inc.	$105.9	$171.4

Earnings Per Common Share
Basic	$0.53	$1.01
Diluted	$0.52	$0.99

Weighted Average Common Shares Outstanding
Basic	200.1	170.0
Diluted	202.0	172.9

Cash Dividends Declared Per Common Share	$0.24	$0.22

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2016	2015
Net earnings	$105.8	$171.1
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	134.2	(149.9)
Unrealized cash flow hedge (losses) gains, net of tax	(44.1)	52.4
Reclassification adjustments on foreign currency hedges, net of tax	(24.4)	(21.6)
Unrealized gains on securities, net of tax	0.4	0.6
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	20.0	3.9

Total Other Comprehensive Income (Loss)	86.1	(114.6)

Comprehensive Income	191.9	56.5
Comprehensive (loss) gain attributable to the noncontrolling interest	(0.2)	0.2

Comprehensive Income attributable to Zimmer Biomet Holdings, Inc.	$192.1	$56.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$996.8	$1,459.3
Short-term investments	13.4	164.6
Accounts receivable, less allowance for doubtful accounts	1,568.2	1,446.5
Inventories	2,082.9	2,254.1
Prepaid expenses and other current assets	420.7	529.2

Total Current Assets	5,082.0	5,853.7
Property, plant and equipment, net	2,039.0	2,062.6
Goodwill	10,142.9	9,934.2
Intangible assets, net	8,474.2	8,746.3
Other assets	559.2	563.8

Total Assets	$26,297.3	$27,160.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$252.6	$284.8
Income taxes payable	165.6	147.2
Other current liabilities	1,096.4	1,185.9

Total Current Liabilities	1,514.6	1,617.9
Deferred income taxes	3,015.1	3,150.2
Other long-term liabilities	989.2	1,005.7
Long-term debt	11,117.4	11,497.4

Total Liabilities	16,636.3	17,271.2

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 303.3 million shares issued in 2016 (302.7 million in 2015)	3.0	3.0
Paid-in capital	8,233.5	8,195.3
Retained earnings	8,407.5	8,347.7
Accumulated other comprehensive loss	(242.9)	(329.0)
Treasury stock, 104.2 million shares in 2016 (100.0 million shares in 2015)	(6,741.4)	(6,329.1)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,659.7	9,887.9
Noncontrolling interest	1.3	1.5

Total Stockholders’ Equity	9,661.0	9,889.4

Total Liabilities and Stockholders’ Equity	$26,297.3	$27,160.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows provided by (used in) operating activities:
Net earnings	$105.8	$171.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	246.9	89.0
Share-based compensation	12.7	12.9
Income tax benefit from stock option exercises	10.0	16.4
Excess income tax benefit from stock option exercises	(3.2)	(7.8)
Inventory step-up	153.7	0.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(40.8)	(12.6)
Receivables	(83.4)	6.6
Inventories	38.3	(57.9)
Accounts payable and accrued expenses	(120.7)	(151.4)
Other assets and liabilities	(54.1)	24.8

Net cash provided by operating activities	265.2	91.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(85.1)	(62.4)
Additions to other property, plant and equipment	(27.6)	(34.4)
Purchases of investments	(0.3)	(152.6)
Sales of investments	223.5	320.3
Investments in other assets	(14.7)	(3.0)

Net cash provided by investing activities	95.8	67.9

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	—	7,628.2
Payments on term loan	(400.0)	—
Net proceeds under revolving credit facilities	0.3	0.8
Dividends paid to stockholders	(44.6)	(37.3)
Proceeds from employee stock compensation plans	31.3	27.5
Excess income tax benefit from stock option exercises	3.2	7.8
Debt issuance costs	—	(58.4)
Repurchase of common stock	(415.5)	—

Net cash (used in) provided by financing activities	(825.3)	7,568.6

Effect of exchange rates on cash and cash equivalents	1.8	(17.8)

(Decrease) increase in cash and cash equivalents	(462.5)	7,710.2
Cash and cash equivalents, beginning of year	1,459.3	1,083.3

Cash and cash equivalents, end of period	$996.8	$8,793.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2015 Annual Report on Form 10-K filed by Zimmer Biomet Holdings, Inc.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2015 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

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

2. Significant Accounting Policies

Special Items—We recognize expenses resulting directly from our business combinations, employee termination benefits, certain research and development (“R&D”) agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended March 31,
	2016	2015
Biomet-related
Consulting and professional fees	$36.1	$24.2
Employee termination benefits	4.1	0.4
Dedicated project personnel	21.7	1.0
Relocated facilities	7.1	—
Contract terminations	10.1	—
Information technology integration	1.4	—
Other	4.0	0.2
Other
Consulting and professional fees	6.9	39.7
Employee termination benefits	—	0.1
Dedicated project personnel	1.8	12.4
Impairment/loss on disposal of assets	—	2.3
Relocated facilities	0.2	0.5
Information technology integration	0.1	—
Contingent consideration adjustments	—	2.3
Accelerated software amortization	—	1.5
Other	0.6	2.2

Special items	$94.1	$86.8

After the Closing Date of the Biomet merger, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to the initial phase of these integration plans that were recognized in the three month period ended March 31, 2016 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $130 million for contract termination expense in that time period. As of March 31, 2016, we have incurred a cumulative total of $105.1 million for employee termination benefits and $105.1 million for contract termination expense. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance at December 31, 2015	$46.8	$56.0	$102.8
Additions	4.1	10.1	14.2
Cash payments	(19.2)	(26.1)	(45.3)
Foreign currency exchange rate changes	0.2	0.1	0.3

Balance at March 31, 2016	$31.9	$40.1	$72.0

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

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. We adopted ASU 2015-03 during the first quarter of 2016 on a retrospective basis. Accordingly, we reclassified the debt issuance costs on our December 31, 2015 consolidated balance sheet, which decreased long-term debt by $58.9 million, other current assets by $9.2 million and other assets by $49.7 million.

In February 2016, the FASB issued ASU 2016-02—Leases. This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements. We own most of our manufacturing facilities, but lease various office space throughout the world. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payments, including the accounting for employer tax withholding on share-based compensation, forfeitures and the financial statement presentation of excess tax benefits and deficiencies. The ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU will be effective for us beginning January 1, 2017. Early adoption is permitted. We are currently assessing the impact this ASU will have on our consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Biomet Merger

On the Closing Date, we completed our merger with LVB, the parent company of Biomet. We paid $12,030.3 million in cash and stock and assumed Biomet’s senior notes. The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LVB stock options and LVB stock-based awards of $90.4 million, was $11,939.9 million.

The purchase price allocation as of March 31, 2016 is preliminary. The primary tasks to be completed related to our purchase price accounting are finalizing tax accounts, including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimated fair values of contingent assets and liabilities. There may be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed in the three month period ended June 30, 2016.

The following table summarizes our estimate of the preliminary fair values of the assets acquired and liabilities assumed at the Closing Date (in millions):

	Closing Date (as adjusted as of December 31, 2015)	Adjustments	Closing Date (as adjusted as of March 31, 2016)
Cash	$494.8	$—	$494.8
Accounts receivable, net	529.0	(0.9)	528.1
Inventory	1,245.7	(8.2)	1,237.5
Other current assets	26.4	—	26.4
Property, plant and equipment	791.4	(8.1)	783.3
Intangible assets not subject to amortization:
Trademarks and trade names	479.0	—	479.0
In-process research and development (IPR&D)	246.0	—	246.0
Intangible assets subject to amortization:
Technology	2,492.1	(160.0)	2,332.1
Customer relationships	4,956.0	(10.0)	4,946.0
Trademarks and trade names	389.0	(29.0)	360.0
Other assets	241.1	6.5	247.6
Goodwill	7,573.9	143.3	7,717.2

Total assets acquired	19,464.4	(66.4)	19,398.0

Current liabilities	628.1	(13.1)	615.0
Long-term debt	2,740.0	—	2,740.0
Deferred taxes	4,097.5	(50.9)	4,046.6
Other long-term liabilities	58.9	(2.4)	56.5

Total liabilities assumed	7,524.5	(66.4)	7,458.1

Net assets acquired	$11,939.9	$—	$11,939.9

Adjustments to the preliminary fair values of the assets acquired and liabilities assumed during the three month period ended March 31, 2016 primarily related to refinements to intangible assets for certain less significant brands. All other adjustments were not significant. The adjustments resulted in a decrease to intangible asset amortization of $6.7 million for the three month period ended March 31, 2016, which related to the year ended December 31, 2015. There may be additional adjustments to these preliminary estimates of fair value which could be material.

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at December 31, 2015
Goodwill	$7,328.0	$1,291.0	$548.9	$1,139.3	$10,307.2
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	7,328.0	1,291.0	548.9	766.3	9,934.2
Biomet purchase accounting adjustments	100.7	11.1	8.4	23.1	143.3
Currency translation	35.6	18.4	8.3	3.1	65.4

Balance at March 31, 2016
Goodwill	7,464.3	1,320.5	565.6	1,165.5	10,515.9
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	$7,464.3	$1,320.5	$565.6	$792.5	$10,142.9

4. Inventories

	March 31, 2016	December 31, 2015
	(in millions)
Finished goods	$1,695.7	$1,827.9
Work in progress	134.1	146.1
Raw materials	253.1	280.1

Inventories	$2,082.9	$2,254.1

Finished goods inventory as of March 31, 2016 and December 31, 2015 includes $139.4 million and $284.4 million, respectively, to step-up the acquired Biomet inventory to fair value.

5. Property, Plant and Equipment

	March 31, 2016	December 31, 2015
	(in millions)
Land	$39.4	$39.6
Buildings and equipment	1,782.2	1,789.3
Capitalized software costs	368.3	330.1
Instruments	2,215.8	2,160.5
Construction in progress	115.5	108.4

	4,521.2	4,427.9
Accumulated depreciation	(2,482.2)	(2,365.3)

Property, plant and equipment, net	$2,039.0	$2,062.6

6. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of March 31, 2016
Corporate debt securities	$49.9	$0.1	$(0.1)	$49.9
As of December 31, 2015
Corporate debt securities	$245.7	$0.1	$(0.4)	$245.4
U.S. government and agency debt securities	21.6	—	(0.1)	21.5
Commercial paper	4.2	—	—	4.2
Certificates of deposit	2.0	—	—	2.0

Total short and long-term investments	$273.5	$0.1	$(0.5)	$273.1

The unrealized losses on our investments in corporate debt securities were caused by increases in interest yields in the global credit markets. We believe the unrealized losses associated with these securities as of March 31, 2016 are temporary because we do not intend to sell these investments, and we do not believe we will be required to sell them before recovery of their amortized cost basis.

The amortized cost and fair value of our available-for-sale fixed-maturity securities by contractual maturity are as follows (in millions):

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$13.4	$13.4
Due after one year through two years	36.5	36.5

Total	$49.9	$49.9

7. Other Current Liabilities

	March 31, 2016	December 31, 2015
	(in millions)
Other current liabilities:
Salaries, wages and benefits	$190.3	$265.9
Accrued interest	108.6	77.2
Accrued liabilities	797.5	842.8

Total other current liabilities	$1,096.4	$1,185.9

8. Debt

Our debt consisted of the following (in millions):

	March 31, 2016	December 31, 2015
Long-term debt
1.450% Senior Notes due 2017	$500.0	$500.0
2.000% Senior Notes due 2018	1,150.0	1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	500.0	500.0
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	1,250.0
U.S. Term Loan	2,100.0	2,500.0
Japan Term Loan	103.2	96.8
Other long-term debt	4.6	4.6
Debt discount and issuance costs	(78.0)	(80.8)
Adjustment related to interest rate swaps	37.6	26.8

Total long-term debt	$11,117.4	$11,497.4

At March 31, 2016, our total debt balance consisted of $8.95 billion aggregate principal amount of our senior notes, a $2.1 billion U.S. term loan (“U.S. Term Loan”) and an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, partially reduced by other debt, debt discount and issuance costs and fair value adjustments totaling $35.8 million.

The U.S. Term Loan is part of our $4.35 billion senior credit agreement (the “Credit Agreement”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “U.S. Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion

(the “Multicurrency Revolving Facility”). The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of March 31, 2016.

On June 24, 2015, we borrowed $3.0 billion under the U.S. Term Loan Facility to fund a portion of the Biomet merger. Under the terms of the U.S. Term Loan Facility, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $900.0 million in principal under the U.S. Term Loan Facility, resulting in $2.1 billion in outstanding borrowings as of March 31, 2016.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of March 31, 2016.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at March 31, 2016, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

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

The estimated fair value of our senior notes as of March 31, 2016, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,113.8 million. The estimated fair value of the Japan Term Loan as of March 31, 2016, based upon publicly available market yield curves and the terms of the debt (Level 2), was $102.3 million. The carrying value of the U.S. Term Loan approximates fair value as it bears interest at short-term variable market rates.

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized (Losses) Gains on Securities	Defined Benefit Plan Items
Balance at December 31, 2015	$(193.4)	$29.8	$(0.6)	$(164.8)
OCI before reclassifications	134.2	(44.1)	0.4	18.0
Reclassifications	—	(24.4)	—	2.0

Balance at March 31, 2016	$(59.2)	$(38.7)	$(0.2)	$(144.8)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain (Loss) Reclassified from OCI
	Three Months Ended March 31,		Location on Statement of Earnings
Component of OCI	2016	2015
Cash flow hedges
Foreign exchange forward contracts	$32.1	$28.1	Cost of products sold
Forward starting interest rate swaps	(0.4)	(0.1)	Interest expense

	31.7	28.0	Total before tax
	7.3	6.4	Provision for income taxes

	$24.4	$21.6	Net of tax

Defined benefit plans
Prior service cost	$1.9	$1.1	*
Unrecognized actuarial (loss)	(5.0)	(4.3)	*

	(3.1)	(3.2)	Total before tax
	(1.1)	0.7	(Benefit) provision for income taxes

	$(2.0)	$(3.9)	Net of tax

Total reclassifications	$22.4	$17.7	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 13).

The following table shows the tax effects on each component of OCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2016
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$134.2	$—	$134.2
Unrealized cash flow hedge losses	(56.5)	(12.4)	(44.1)
Reclassification adjustments on foreign currency hedges	(31.7)	(7.3)	(24.4)
Unrealized gains on securities	0.4	—	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	21.4	1.4	20.0

Total Other Comprehensive Gain (Loss)	$67.8	$(18.3)	$86.1

	Three Months Ended March 31, 2015
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(149.9)	$—	$(149.9)
Unrealized cash flow hedge gains (losses)	51.7	(0.7)	52.4
Reclassification adjustments on foreign currency hedges	(28.0)	(6.4)	(21.6)
Unrealized gains on securities	0.6	—	0.6
Adjustments to prior service cost and unrecognized actuarial assumptions	3.2	(0.7)	3.9

Total Other Comprehensive Loss	$(122.4)	$(7.8)	$(114.6)

10. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2016
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$49.9	$—	$49.9	$—

Total available-for-sale securities	49.9	—	49.9	—
Derivatives, current and long-term
Foreign currency forward contracts and options	32.9	—	32.9	—
Interest rate swaps	37.6	—	37.6	—

	$120.4	$—	$120.4	$—

Liabilities
Derivatives, current and long-term	$21.5	$—	$21.5	$—

Foreign currency forward contracts and options	$21.5	$—	$21.5	$—

	As of December 31, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$245.4	$—	$245.4	$—
U.S. government and agency debt securities	21.5	—	21.5	—
Commercial paper	4.2	—	4.2	—
Certificates of deposit	2.0	—	2.0	—

Total available-for-sale securities	273.1	—	273.1	—
Derivatives, current and long-term
Foreign currency forward contracts and options	96.9	—	96.9	—
Interest rate swaps	26.8	—	26.8	—

	$396.8	$—	$396.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts and options	$1.6	$—	$1.6	$—

	$1.6	$—	$1.6	$—

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2016, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2016 through September 2018. As of March 31, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,453.6 million. As of March 31, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $293.9 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other expense. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.5 billion to $2.0 billion per quarter.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on Instrument		Gain (Loss) on Hedged Item
		Three Months Ended		Three Months Ended
	Location on Statement of Earnings	March 31,		March 31,
Derivative Instrument		2016	2015	2016	2015
Interest rate swaps	Interest expense	$10.8	$7.2	$(10.8)	$(7.2)

We had no ineffective fair value hedging instruments during the three month periods ended March 31, 2016 and 2015.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

Derivative Instrument	Amount of Gain (Loss) Recognized in OCI		Location on Statement of Earnings	Amount of Gain (Loss) Reclassified from OCI
	Three Months Ended March 31,			Three Months Ended March 31,
	2016	2015		2016	2015
Foreign exchange forward contracts	$(56.5)	$90.0	Cost of products sold	$32.1	$28.1
Forward starting interest rate swaps	—	(38.3)	Interest expense	(0.4)	(0.1)

	$(56.5)	$51.7		$31.7	$28.0

The net amounts recognized in earnings during the three month periods ended March 31, 2016 and 2015 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2016, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $62.1 million, or $38.7 million after taxes, which is deferred in OCI. A gain of $51.2 million, or $38.5 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized loss deferred in OCI and the expected gain reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in OCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following (losses) gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

Derivative Instrument	Location on Statement of Earnings	Three Months Ended March 31,
		2016	2015
Foreign exchange forward contracts	Other expense, net	$(21.3)	$15.2

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2016 and December 31, 2015, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$56.1	Other current assets	$100.5
Foreign exchange forward contracts	Other assets	5.6	Other assets	19.8
Interest rate swaps	Other assets	37.6	Other assets	26.8

Total asset derivatives		$99.3		$147.1

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$29.6	Other current liabilities	$16.7
Foreign exchange forward contracts	Other long-term liabilities	20.7	Other long-term liabilities	8.3

Total liability derivatives		$50.3		$25.0

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2016			As of December 31, 2015
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$56.1	23.6	$32.5	$100.5	$16.3	$84.2
Cash flow hedges	Other assets	5.6	5.2	0.4	19.8	7.1	12.7

Liability Derivatives
Cash flow hedges	Other current liabilities	29.6	23.6	6.0	16.7	16.3	0.4
Cash flow hedges	Other long-term liabilities	20.7	5.2	15.5	8.3	7.1	1.2

12. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. The net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events which could impact our determination of unrecognized tax benefits. Although the ultimate timing for resolution of the disputed tax issues is uncertain, we may resolve certain tax matters within the next twelve months and pay amounts for other unresolved tax matters in order to limit the potential impact of interest charges. Final resolution of these matters could have a material impact on our income tax expense, results of operations and cash flows for future periods. Currently, we cannot reasonably estimate the amount by which our unrecognized tax benefits will change.

Our U.S. federal income tax returns have been audited through 2009 and are currently under audit for years 2010 through 2014. The Internal Revenue Service (“IRS”) has proposed adjustments for years 2005 through 2009, reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these adjustments and intend to continue to vigorously defend our positions. For years 2005 through 2007, we have filed a petition with the U.S. Tax Court. For years 2008 through 2009, we are pursuing resolution through the IRS Administrative Appeals Process. The U.S. federal income tax returns of the acquired Biomet consolidated group have been audited through fiscal year 2008.

In the three month periods ended March 31, 2016 and 2015, our effective tax rate was 31.7 percent and 24.5 percent, respectively. The increase in the 2016 period was primarily due to the recognition of a tax liability related to earnings in certain international locations that we intend to repatriate. Our effective tax rate was lower than the U.S. statutory income tax rate of 35.0 percent primarily due to (i) earning income in foreign locations with lower tax rates, and (ii) incurring the majority of “Special items” expense in higher tax jurisdictions.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Service cost	$7.5	$7.6
Interest cost	7.2	5.5
Expected return on plan assets	(12.7)	(10.9)
Curtailment gain	(0.3)	—
Amortization of prior service cost	(1.9)	(1.1)
Amortization of unrecognized actuarial loss	5.0	4.3

Net periodic pension expense	$4.8	$5.4

We expect that we will have minimal legally required funding obligations in 2016 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2016. We contributed $3.6 million to our foreign-based defined benefit pension plans in the three month period ended March 31, 2016, and we expect to contribute $11.9 million to these foreign-based plans during the remainder of 2016.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding for basic net earnings per share	200.1	170.0
Effect of dilutive stock options and other equity awards	1.9	2.9

Weighted average shares outstanding for diluted net earnings per share	202.0	172.9

During the three month period ended March 31, 2016, an average of 1.1 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock. During the three month period ended March 31, 2015, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share because the exercise prices of all options were less than the average market price of our common stock.

In the three month period ended March 31, 2016, we repurchased 4.2 million shares of our common stock at an average price of $98.50 per share for a total cash outlay of $415.5 million, including commissions.

15. Segment Information

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, bone healing, craniomaxillofacial (“CMF”) and thoracic products; dental implants; and related surgical products. Due to the Biomet merger, we changed our senior management organizational structure which resulted in a change to our operating segments. We now allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. The product category operating segments are Americas Spine, Bone Healing, CMF and Dental. The geographic operating segments include results from all of our product categories except those in the product category operating segments. The Bone Healing, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Americas Spine operating segment only includes spine product results from the Americas.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Americas	$984.7	$577.7	$535.0	$296.8
EMEA	416.6	281.2	141.3	109.5
Asia Pacific	256.6	187.5	110.6	97.7
Product Category Operating Segments	246.1	88.0	58.2	14.1
Global Operations and Corporate Functions	—	—	(206.0)	(137.1)

Total	$1,904.0	$1,134.4

Inventory step-up and other inventory and manufacturing related charges			(172.9)	(3.9)
Intangible asset amortization			(126.6)	(20.4)
Special items			(94.1)	(86.8)

Operating profit			$245.5	$269.9

Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2016	2015
Knees	$703.3	$463.9
Hips	467.9	311.4
S.E.T	401.1	218.4
Dental	108.6	55.8
Spine & CMF	141.2	49.5
Other	81.9	35.4

Total	$1,904.0	$1,134.4

“S.E.T” refers to our surgical, sports medicine, biologics, foot and ankle, extremities and trauma product category.

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

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of March 31, 2016 remains consistent with our estimate as of December 31, 2015, and, accordingly, we did not record any additional expense during the three month period ended March 31, 2016. With respect to the same prior year period, we also did not record any additional expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of March 31, 2016, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of March 31, 2016 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of March 31, 2016 of the remaining liability for all Durom Cup-related claims is $309.2 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $259.2 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of March 31, 2016, discovery in these lawsuits was ongoing. The initial bellwether trial took place in October 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Biomet metal-on-metal hip implant claims: Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-Magnum™ hip system. The majority of the cases are currently consolidated in one federal MDL proceeding in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation). Other cases are pending in various state and foreign courts.

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of March 31, 2016 of the remaining liability for all Biomet metal-on-metal hip implant claims is $25.8 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of March 31, 2016, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.

Heraeus trade secret misappropriation lawsuits: In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV and certain other subsidiaries of Biomet, Inc., alleging that Biomet, Inc. and Biomet Europe BV misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”). The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged to be in excess of €30.0 million). On December 20, 2012, the trial court dismissed Biomet, Inc., Biomet Europe BV, Biomet Deutschland GmbH and other defendants from the lawsuit. Biomet Orthopaedics Switzerland GmbH was the only Biomet entity remaining as a defendant.

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

On October 15, 2015, Heraeus initiated expedited proceedings against Biomet France, Biomet SAS, Biomet Europe BV, Biomet, Inc., Biomet Orthopedics Switzerland GmbH and Biomet Global Supply Chain Center BV before the Commercial Court in Paris seeking to enjoin these entities from importing certain raw materials subject to the rulings in Germany and from manufacturing, selling or exporting the bone cements made from those raw materials, including under the names of the European Cements. On November 16, 2015, the presiding judge ruled that it had no jurisdiction over Biomet, Inc. and on December 4, 2015, the judge denied the preliminary measures requested by Heraeus. Heraeus has not appealed this ruling or filed an action on the merits before the Commercial Court in Paris. On December 8, 2015, Heraeus filed separate proceedings against Biomet France, Biomet SAS and Biomet France Holding before the Commercial Court of Roman-Sur-Isere seeking to gain access to certain documents which had been seized during searches of Biomet France’s premises in June 2015. Biomet is defending itself vigorously in this proceeding, which is still ongoing.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain processes pertaining to products manufactured at our

Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Zhejiang. As of March 31, 2016, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce and Zhejiang facilities may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

Biomet DPA and Consent: On March 26, 2012, Biomet entered into a Deferred Prosecution Agreement (“DPA”) with the U.S. Department of Justice, Criminal Division, Fraud Section (“DOJ”) and a Consent with the U.S. Securities and Exchange Commission (“SEC”) related to an investigation by the DOJ and the SEC into possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) in the marketing and sale of medical devices in certain foreign countries. Pursuant to the DPA, the DOJ agreed to defer prosecution of Biomet in connection with those matters, provided that Biomet satisfies its obligations under the DPA over the term of the DPA. The DPA had a three-year term and provided that it could be extended in the sole discretion of the DOJ for an additional year. Pursuant to the Consent, Biomet consented to the entry of a Final Judgment which, among other things, permanently enjoined Biomet from violating the provisions of the FCPA. In addition, pursuant to the terms of the DPA, an independent external compliance monitor was appointed to review Biomet’s compliance with the DPA, particularly in relation to Biomet’s international sales practices. The Consent that Biomet entered into with the SEC mirrors the DPA’s provisions with respect to the compliance monitor.

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

On March 13, 2015, the DOJ informed Biomet that the DPA and the independent compliance monitor’s appointment had been extended for an additional year. On April 2, 2015, at the request of the staff of the SEC, Biomet consented to an amendment to the Final Judgment to extend the term of the compliance monitor’s appointment for one year from the date of entry of the Amended Final Judgment.

The DPA as originally extended was set to expire on March 26, 2016. However, the DOJ and the SEC continue to evaluate the alleged misconduct in Brazil and Mexico, as well as any issues relating to Biomet’s compliance program. The DOJ, the SEC and Biomet have agreed to continue to evaluate and discuss these matters and, therefore, the matter is ongoing as of the date of the filing of this Form 10-Q. Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico disclosed in 2014 or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and the DOJ, and expects that discussions with the SEC and the DOJ will continue. There is no assurance that Biomet will enter into a consensual resolution of this matter with the SEC or the DOJ, and the terms and conditions of any such potential resolution are uncertain.

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

17. Subsequent Events

On April 25, 2016, we announced that we have entered into a definitive agreement to acquire Cayenne Medical, Inc. The transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2016. The acquisition of Cayenne Medical, Inc. will strengthen our Sports Medicine capabilities and portfolio of technically advanced soft tissue reconstruction solutions for knee, shoulder and extremities procedures. We do not expect the acquisition to have a material effect on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2015 condensed consolidated financial statements have been reclassified to conform to the 2016 presentation.

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results subsequent to that date. The Biomet merger is a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our revenues and expenses increased significantly in the three month period ended March 31, 2016 compared to the same prior year period.

In portions of this discussion and analysis, we also present sales information on a supplemental pro forma basis for the three month period ended March 31, 2015. This supplemental pro forma information includes Zimmer and Biomet sales in those periods as if the merger occurred on January 1, 2015. Accordingly, the supplemental pro forma net sales information for periods prior to the Closing Date includes the net sales of Biomet, including sales from certain product line rights and assets that were divested after the Closing Date. We believe this supplemental pro forma analysis is beneficial for investors because it represents how the merged companies may have performed on a combined basis in the three month period ended March 31, 2015. Such supplemental pro forma net sales information may not be indicative, however, of future operating performance.

Executive Level Overview

Results for the Three Month Period ended March 31, 2016

Our results have been significantly impacted by the Biomet merger. We continued to make progress in our commercial integration across all geographies. As we expected, our sales growth rates were below market growth rates in the quarter, but we saw sequential improvement from the second half of 2015 and expect to end 2016 at or above market growth rates. We expect such market growth rates will be approximately 3 percent excluding the effects of changes in foreign currency exchange rates.

Our sales for the three month period ended March 31, 2016 increased by 67.8 percent due to the Biomet merger. Volume/mix growth from the merger was partially offset by the negative effects of changes in foreign currency exchange rates and continued, but stable, pricing pressure in all of our geographic regions.

Our net earnings in the three month period ended March 31, 2016 decreased compared to the same prior year period. The primary driver of the lower net earnings was expense incurred in connection with the Biomet merger. As a result of the merger, we recognized significant expenses due to stepping up the acquired inventory to fair value, additional intangible asset amortization and increased interest expense due to financing-related costs for the merger.

2016 Outlook

We expect our sales growth on a reported basis year-over-year will be higher in the first half of 2016 than in the second half of 2015, since the Biomet merger was completed midway through 2015. On a pro forma basis, we expect revenue growth to be in the range of 0 to 1 percent in 2016 compared to 2015. This estimate assumes foreign currency exchange rates will decrease revenues by approximately 1 percent, continued pricing pressure will decrease revenues by approximately 2 percent, product line divestitures will decrease revenues by approximately 1 percent and our volume/mix growth will be in the range of 4 to 5 percent. We expect pro forma sales growth will improve in the second half of the year compared to the first half as our sales force stabilizes, we take advantage of cross-selling opportunities and we anniversary out of the impact of product line divestitures and certain sales force dissynergies caused by the merger.

We expect cost of products sold in 2016 to continue to include significant expense related to stepping up acquired Biomet inventory to fair value. Similarly, our intangible asset amortization expense will increase significantly in 2016 over 2015 as we recognize a full year of intangible asset amortization from the Biomet merger. We expect R&D expense for the year to be in a range of 4.5 to 5.0 percent of sales. Selling, general and administrative (“SG&A”) expense in 2016 is expected to approximate 37 percent of sales, which would be an improvement from 2015 as we realize synergies from the merger. We estimate special items expense will continue to be significant as we continue our integration activities. However, we expect special items expense will be less in 2016 compared to 2015 due to the significant, initial expenses incurred in 2015 for the integration. Interest expense will increase in 2016 compared to 2015 due to the debt borrowed in 2015 to fund the Biomet merger.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees, Hips, S.E.T., Dental, Spine & CMF and Other. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources towards achieving operating profit goals. We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended March 31,
	2016	2015	% Inc
Americas	$1,177.2	$645.2	82.5%
EMEA	456.3	298.9	52.7
Asia Pacific	270.5	190.3	42.1

Total	$1,904.0	$1,134.4	67.8

The following table presents our first quarter 2016 reported, and our first quarter 2015 pro forma, net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,
	Reported 2016	Pro forma 2015	% (Dec) Inc	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Americas	$1,177.2	$1,183.5	(0.5)%	2.9%	(1.1)%	(1.9)%	(0.4)%
EMEA	456.3	489.5	(6.8)	(1.4)	(0.1)	(1.3)	(4.0)
Asia Pacific	270.5	268.8	0.6	4.8	(1.2)	(0.7)	(2.3)

Total	$1,904.0	$1,941.8	(1.9)	2.1	(0.9)	(1.5)	(1.6)

“Foreign Exchange,” as used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended March 31,
	2016	2015	% Inc
Knees	$703.3	$463.9	51.6%
Hips	467.9	311.4	50.2
S.E.T.	401.1	218.4	83.6
Dental	108.6	55.8	94.7
Spine & CMF	141.2	49.5	185.1
Other	81.9	35.4	132.6

Total	$1,904.0	$1,134.4	67.8

The following table presents our first quarter 2016 reported, and our first quarter 2015 pro forma, net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,
	Reported 2016	Pro Forma 2015	% Dec	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$703.3	$710.2	(1.0)%	4.8%	(1.3)%	(2.5)%	(2.0)%
Hips	467.9	474.3	(1.3)	2.2	(1.7)	(0.1)	(1.7)
S.E.T.	401.1	408.0	(1.7)	0.7	(0.5)	(0.7)	(1.2)
Dental	108.6	117.2	(7.4)	(10.6)	4.6	—	(1.4)
Spine & CMF	141.2	143.7	(1.7)	0.4	(1.4)	—	(0.7)
Other	81.9	88.4	(7.3)	6.4	(0.8)	(11.8)	(1.1)

Total	$1,904.0	$1,941.8	(1.9)	2.1	(0.9)	(1.5)	(1.6)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2016	2015	% Inc
Knees
Americas	$429.5	$271.9	57.9%
EMEA	173.9	120.7	44.1
Asia Pacific	99.9	71.3	40.0

Total	$703.3	$463.9	51.6

Hips
Americas	$246.0	$145.2	69.4%
EMEA	136.8	102.9	32.9
Asia Pacific	85.1	63.3	34.5

Total	$467.9	$311.4	50.2

The following table presents our first quarter 2016 reported, and our first quarter 2015 pro forma, net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	Reported 2016	Pro forma 2015	% Inc (Dec)
Knees
Americas	$429.5	$427.1	0.5%
EMEA	173.9	184.7	(5.8)
Asia Pacific	99.9	98.4	1.6

Total	$703.3	$710.2	(1.0)

Hips
Americas	$246.0	$244.5	0.6%
EMEA	136.8	145.9	(6.3)
Asia Pacific	85.1	83.9	1.5

Total	$467.9	$474.3	(1.3)

The following is a discussion of the impact of the factors affecting the year-over-year change in sales in the three month period ended March 31, 2016 on a supplemental pro forma basis. On a reported basis, the year-over-year changes in sales by geography, by product category and in total were driven primarily by increased volume/mix due to the Biomet merger.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 2.1 percentage points of year-over-year sales growth during the three month period ended March 31, 2016 on a pro forma basis. Volume/mix growth was driven by recent product introductions, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 0.9 percentage points on year-over-year sales during the three month period ended March 31, 2016 on a pro forma basis. The negative 0.9 percent effect on year-over-year sales was slightly improved from what we have experienced over the past three years. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. For the remainder of the year, we expect this pricing pressure will increase relative to the negative 0.9 percent we experienced in the first quarter due in part to a biennial price increase in Japan.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2016, changes in foreign currency exchange rates had a negative effect of 1.6 percentage points on year-over-year sales. If foreign currency exchange rates remain consistent with March 31, 2016 rates, we estimate that a stronger U.S. Dollar versus foreign currency exchange rates will continue to cause declines in sales relative to the prior year period, but at a declining rate throughout the remainder of the year. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales increased in the three month period ended March 31, 2016 when compared to the same prior year period due to the Biomet merger. On a pro forma basis, Knee sales declined in 2016 due to the divestiture of certain product line rights and assets, changes in foreign currency exchange rates and continued pricing pressure, partially offset by volume/mix growth. The volume/mix growth on a pro forma basis was driven by Persona® The Personalized Knee System, the Vanguard® 360 Revision Knee System and the Oxford® Partial Knee.

Hips

Hip sales increased in the three month period ended March 31, 2016 when compared to the same prior year period due to the Biomet merger. On a pro forma basis, Hip sales declined in 2016 due to changes in foreign currency exchange rates and continued pricing pressure. Among our geographic regions, only EMEA experienced a decline on a pro forma basis, which was only partially offset by increased sales in the Americas and Asia Pacific.

S.E.T.

Our S.E.T product category sales increased in the three month period ended March 31, 2016 when compared to the same prior year period due to the Biomet merger. On a pro forma basis, S.E.T. sales declined in 2016 due to changes in foreign currency exchange rates, the divestiture of certain product line rights and assets and continued pricing pressure. On a pro forma basis within this category, our extremities business achieved solid sales growth from sales of our shoulder and elbow products.

Dental

Dental sales increased in the three month period ended March 31, 2016 when compared to the same prior year period due to the Biomet merger. On a pro forma basis, Dental sales declined in 2016 due to a supply disruption related to a voluntary field action initiated in the fourth quarter of 2015 and the negative effects of changes in foreign currency exchange rates. We are in the process of remediating the supply disruption.

Spine and CMF

Spine and CMF sales increased in the three month period ended March 31, 2016 when compared to the same prior year period due to the Biomet merger. On a pro forma basis, Spine and CMF sales declined in 2016 due to continued pricing pressure and changes in foreign currency exchange rates. Strong sales of our CMF products were partially offset by a decline in Spine product sales.

Expenses as a Percentage of Net Sales

	Three Months Ended March 31,
	2016	2015	% Inc (Dec)
Cost of products sold, excluding intangible asset amortization	33.4%	25.1%	8.3%
Intangible asset amortization	6.6	1.8	4.8
Research and development	4.5	4.3	0.2
Selling, general and administrative	37.7	37.4	0.3
Special items	5.0	7.7	(2.7)
Operating profit	12.9	23.8	(10.9)

The increase in cost of products sold as a percentage of net sales in the three month period ended March 31, 2016 compared to the same prior year period was primarily due to $153.7 million of expense from stepping up the acquired Biomet inventory to fair value. Other increases in cost of products sold as a percentage of net sales were lower hedge gains, increased excess and obsolete inventory charges from products we intend to discontinue and the effect of lower average selling prices. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. These negative items were partially offset by improved product category and geographic mix, resulting in lower average costs per unit sold as a percentage of sales.

Intangible asset amortization expense and intangible asset amortization as a percentage of sales increased in the three month period ended March 31, 2016 compared to the same prior year period due to amortization expense associated with the intangible assets acquired as a result of the Biomet merger.

R&D expenses and R&D as a percentage of sales increased in the three month period ended March 31, 2016 compared to the same prior year period. The primary driver of the increased expense was the Biomet merger. The combination of our R&D functions subsequent to the merger will allow us to allocate a greater portion of the combined R&D spending towards innovations to address unmet needs and create new-market adjacencies. We expect R&D spending in 2016 to be between 4.5 and 5.0 percent of sales.

SG&A expenses and SG&A as a percentage of sales increased in the three month period ended March 31, 2016 when compared to the same prior year period. The primary driver of the increased expense was the Biomet merger. We expect that SG&A as a percentage of sales will continue to be higher than prior to the Biomet merger until we can more fully realize synergy benefits of the merger.

“Special items” expenses increased in dollars, but decreased as a percentage of sales in the three month period ended March 31, 2016 compared to the same prior year period. The increase in dollars was primarily due to Biomet merger-related expenses for consulting and other professional fees, personnel who are working on the integration, and contract terminations due to the merger. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In 2016, other expense, net, is primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss. In 2015, in addition to the foreign currency-related expense, other expense, net, included costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger.

Net interest expense increased in the three month period ended March 31, 2016, compared to the same prior year period, due to the issuance of Merger Notes in March 2015 in anticipation of the Biomet merger.

The effective tax rate (“ETR”) on earnings before income taxes for the three month periods ended March 31, 2016 and 2015 were 31.7 percent and 24.5 percent, respectively. The increase in the 2016 period was primarily due to earnings in certain international locations that we intend to repatriate. We anticipate that future “Special items” expense, the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas, operating profit as a percentage of sales increased in the three month period ended March 31, 2016 compared to the same prior year period due to synergies from the Biomet merger and a two year moratorium on the U.S. medical device excise tax. Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we still have a portion of the tax paid prior to the moratorium included in the cost of inventory and we will continue to recognize expense, albeit at a lower level than in 2015, related to the tax through the fourth quarter of 2016. We intend to invest the savings from the medical device excise tax moratorium into our business in areas such as R&D, sales force specialization and medical training and education.

In the EMEA operating segment, operating profit as a percentage of sales declined in the three month period ended March 31, 2016 compared to the same prior year period due to the increased expenses related to the Biomet merger and a reduced impact of hedge gains. In EMEA, even though our integration plans are on schedule, it will take longer to realize the full synergies of the merger compared to other segments due to complexities of the various countries in which we operate.

In the Asia Pacific segment, operating profit as a percentage of sales declined in the three month period ended March 31, 2016 compared to the same prior year period due to the increased expenses related to the Biomet merger, higher excess and obsolete inventory charges and a reduced impact of hedge gains.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing related charges connected to quality enhancement and remediation efforts, intangible asset amortization, “Special items,” other expenses related to financing obtained for the Biomet merger, the interest expense incurred on Merger Notes during the period prior to the consummation of the Biomet merger and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it provides useful period-to-period comparisons of our ongoing operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items, and it provides additional transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the three month period ended March 31, 2016 were $404.3 million compared to $266.9 million in the same prior year period. Our non-GAAP adjusted diluted earnings per share for the three month period ended March 31, 2016 were $2.00 compared to $1.54 in the same prior year period.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions):

	Three Months Ended March 31,
	2016	2015
Net Earnings of Zimmer Biomet Holdings, Inc.	$105.9	$171.4
Inventory step-up and other inventory and manufacturing related charges	172.9	3.9
Intangible asset amortization	126.6	20.4
Special items
Biomet-merger related	84.5	25.8
Other special items	9.6	61.0
Biomet merger-related expenses in other expense	—	19.5
Interest expense on Biomet merger financing	—	8.5
Taxes on above items and other certain tax adjustments*	(95.2)	(43.6)

Adjusted Net Earnings	$404.3	$266.9

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

	Three Months Ended March 31,
	2016	2015
Diluted EPS	$0.52	$0.99
Inventory step-up and other inventory and manufacturing related charges	0.86	0.02
Intangible asset amortization	0.63	0.12
Special items
Biomet-merger related	0.42	0.15
Other special items	0.05	0.35
Biomet merger-related expenses in other expense	—	0.11
Interest expense on Biomet merger financing	—	0.05
Taxes on above items and other certain tax adjustments*	(0.48)	(0.25)

Adjusted Diluted EPS	$2.00	$1.54

*	The tax effect is calculated based upon the statutory rates for the jurisdictions where the items were incurred.

Liquidity and Capital Resources

Cash flows provided by operating activities were $265.2 million in the three month period ended March 31, 2016, compared to $91.5 million in the same prior year period. The increased cash flows provided by operating activities in the 2016 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015, lower inventory investments in 2016 compared to 2015 and increased cash flows from the Biomet merger.

Cash flows provided by investing activities were $95.8 million in the three month period ended March 31, 2016 compared to $67.9 million in the same prior year period. Instrument additions increased due to the Biomet merger as we continue to invest in the combined company product portfolio. Property, plant and equipment investments decreased on a year-over-year basis for the quarter, but we expect annual spending in 2016 will be higher than 2015 as we rationalize facilities and IT systems and optimize our manufacturing and logistics network. Purchases of investments in debt maturities have declined because as investments matured we used the cash to pay off debt and repurchase shares of our common stock.

Cash flows used in financing activities were $825.3 million in the three month period ended March 31, 2016, compared to cash inflows of $7,568.6 million in the same prior year period. We issued the Merger Notes in the 2015 period in anticipation of the Biomet merger, which resulted in proceeds and related debt issuance costs. In the three month period ended March 31, 2016, we paid off a portion of the debt incurred for the Biomet merger and repurchased shares of our common stock.

In February 2016, our Board of Directors declared a cash dividend of $0.24 per share, which was an increase of 9.1 percent over the cash dividend declared in the same prior year period. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. The previous program expired on February 29, 2016. As of March 31, 2016, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation. We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases. If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $290 million in 2016. These cash outlays are necessary to achieve our integration goals of net annual pre-tax operating profit synergies of $350.0 million by the end of the third year post-Closing Date.

As discussed in Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of March 31, 2016, a short-term liability of $50.0 million and long-term liability of $259.2 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of March 31, 2016, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. As of March 31, 2016, we also had a short-term liability of $25.8 million related to Biomet metal-on-metal hip implant claims.

At March 31, 2016, we had ten tranches of senior notes outstanding as follows (dollars in millions):

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

We have a $4.35 billion Credit Agreement that contains: (i) a 5-year unsecured U.S. Term Loan Facility in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of March 31, 2016. On June 24, 2015, we borrowed the full $3.0 billion available under the U.S. Term Loan Facility. The U.S. Term Loan Facility will mature in June 2020, with principal payments due beginning September 30, 2015, as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $900.0 million in principal under the U.S. Term Loan Facility, resulting in $2.1 billion in outstanding borrowings as of March 31, 2016.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Credit Agreement. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of March 31, 2016.

Commitments under the Credit Agreement are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating.

We have a Japan Term Loan agreement with one of the lenders under the Credit Agreement that will mature on May 31, 2018, under which, 11.7 billion Japanese Yen was outstanding as of March 31, 2016. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have other available uncommitted credit facilities totaling $39.5 million as of March 31, 2016.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2016, we had short-term and long-term investments in debt securities with a fair value of $49.9 million. These investments are in debt securities of many different issuers and, therefore, we believe we have no significant concentration of risk with a single issuer. All of these debt securities remain highly rated and we believe the risk of default by the issuers is low.

As of March 31, 2016, $764.2 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. Of this amount, $408.3 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $4,575.4 million which we plan to repatriate to the U.S. in future periods. We have estimated a long-term liability of $1,552.4 million for the estimated tax impact of this repatriation.

Our concentrations of credit risks with respect to trade accounts receivable is limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business. Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables.

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of March 31, 2016, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $258.0 million. With allowances for doubtful accounts of $19.4 million recorded in those countries, the net balance was $238.6 million, representing 16 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $210.5 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

In April 2015, the FASB issued ASU 2015-03—Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. We adopted ASU 2015-03 during the first quarter of 2016 on a retrospective basis. Accordingly, we reclassified the debt issuance costs on our December 31, 2015 consolidated balance sheet, which decreased long-term debt by $58.9 million, other current assets by $9.2 million and other assets by $49.7 million.

In February 2016, the FASB issued ASU 2016-02—Leases. This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019.

Early adoption is permitted. The ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements. The ASU will mainly impact our leases in non-manufacturing locations as we own most of our manufacturing facilities. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09—Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payments, including the accounting for employer tax withholding on share-based compensation, forfeitures and the financial statement presentation of excess tax benefits and tax deficiencies. The ASU also clarifies the statement of cash flows presentation for certain components of share-based awards. The ASU will be effective for us beginning January 1, 2017. Early adoption is permitted. We are currently assessing the impact this ASU will have on our consolidated financial statements.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three month period ended March 31, 2016 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from the Biomet merger will not be realized, or will not be realized within the expected time periods;

•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of the legacy companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to the Biomet merger;

•	the effect of the Biomet merger on our relationships with customers, vendors and lenders and on our operating results and business generally;

•	Biomet’s compliance with the terms of its Deferred Prosecution Agreement, as extended;

•	the outcome of government investigations;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquisitions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2015 contains a detailed discussion of these and other important factors under the heading “Risk Factors” in Part I, Item 1A of that report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

As previously reported, we completed the Biomet merger on June 24, 2015. In our Annual Report on Form 10-K for the year ended December 31, 2015, we excluded Biomet from our assessment of internal control over financial reporting. We are in the process of documenting and testing Biomet’s internal control over financial reporting and will incorporate Biomet into our assessment of internal control over financial reporting as of December 31, 2016. We have extended our oversight and monitoring processes that support internal control over financial reporting to include Biomet’s operations and we are continuing to integrate the acquired operations of Biomet. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2016	1,618,000	(1)	$102.27	1,618,000	(1)	$284,061,871
February 2016	2,599,833	(1)(2)	96.16	2,599,833	(1)(2)	34,061,930
March 2016	—		—	—		1,000,000,000	(3)

Total	4,217,833		$98.50	4,217,833		$1,000,000,000

(1)	Consists of repurchases made under a $1 billion share repurchase program authorized by our Board of Directors, which program expired on February 29, 2016.
(2)	All shares were repurchased in a private transaction from Barclays Capital Inc., the underwriter for certain selling stockholders in a registered offering.
(3)	As announced on February 24, 2016, our Board of Directors authorized a new $1 billion share repurchase program effective March 1, 2016. Unless earlier terminated by our Board of Directors, this program will expire when we repurchase shares having the aggregate value authorized.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended March 31, 2016, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	Underwriting Agreement, dated as of February 4, 2016, among Zimmer Biomet Holdings, Inc., Barclays Capital Inc., and each of the selling stockholders named in Schedule II thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed February 10, 2016)

10.2*	Settlement Agreement between Zimmer Pte Ltd and Stephen Ooi Hong Liang dated February 5, 2016

10.3*	Agreement by and between Stephen Ooi Hong Liang, Zimmer Pte Ltd and Zimmer, Inc. dated February 5, 2016

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 10, 2016	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: May 10, 2016	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer