Form 10-Q
period 2016-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2016-08-08
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 3, 2016, 200,012,486 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2016

Part I—Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Sales	$1,934.0	$1,167.6	$3,838.0	$2,302.0
Cost of products sold, excluding intangible asset amortization	640.1	294.3	1,280.7	579.2
Intangible asset amortization	133.8	33.0	260.4	53.4
Research and development	88.6	51.3	174.3	99.6
Selling, general and administrative	732.0	444.2	1,448.9	868.3
Certain claims (Note 15)	—	7.7	—	7.7
Special items (Note 2)	137.9	469.2	226.6	556.0

Operating expenses	1,732.4	1,299.7	3,390.9	2,164.2

Operating Profit (Loss)	201.6	(132.1)	447.1	137.8
Other expense, net	(3.8)	(26.3)	(7.6)	(48.9)
Interest income	0.8	2.5	2.1	5.1
Interest expense	(88.1)	(82.7)	(176.3)	(105.8)

Earnings (loss) before income taxes	110.5	(238.6)	265.3	(11.8)
Provision (benefit) for income taxes	142.2	(64.8)	188.3	(9.1)

Net (Loss) Earnings	(31.7)	(173.8)	77.0	(2.7)
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.2)	(0.5)	(0.5)

Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(31.3)	$(173.6)	$77.5	$(2.2)

(Loss) Earnings Per Common Share
Basic	$(0.16)	$(1.00)	$0.39	$(0.01)
Diluted	$(0.16)	$(1.00)	$0.38	$(0.01)

Weighted Average Common Shares Outstanding
Basic	199.4	173.0	199.8	171.5
Diluted	199.4	173.0	202.1	171.5

Cash Dividends Declared Per Common Share	$0.24	$0.22	$0.48	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) earnings	$(31.7)	$(173.8)	$77.0	$(2.7)
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	(78.6)	10.3	55.6	(139.6)
Unrealized cash flow hedge gains (losses), net of tax	0.8	(13.1)	(43.3)	39.3
Reclassification adjustments on foreign currency hedges, net of tax	(19.7)	(25.1)	(44.1)	(46.7)
Unrealized (losses) gains on securities, net of tax	—	(0.1)	0.4	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.1	1.5	21.1	5.4

Total Other Comprehensive Loss	(96.4)	(26.5)	(10.3)	(141.1)

Comprehensive (Loss) Income	(128.1)	(200.3)	66.7	(143.8)
Comprehensive loss attributable to the noncontrolling interest	(0.4)	(0.2)	(0.6)	—

Comprehensive (Loss) Income attributable to Zimmer Biomet Holdings, Inc.	$(127.7)	$(200.1)	$67.3	$(143.8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(in millions, unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$976.3	$1,459.3
Short-term investments	—	164.6
Accounts receivable, less allowance for doubtful accounts	1,593.3	1,446.5
Inventories	1,962.1	2,254.1
Prepaid expenses and other current assets	518.9	529.2

Total Current Assets	5,050.6	5,853.7
Property, plant and equipment, net	2,033.8	2,062.6
Goodwill	9,976.6	9,934.2
Intangible assets, net	8,386.9	8,746.3
Other assets	523.4	563.8

Total Assets	$25,971.3	$27,160.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$243.8	$284.8
Income taxes payable	193.6	147.2
Current portion of long-term debt	500.0	—
Other current liabilities	1,163.8	1,185.9

Total Current Liabilities	2,101.2	1,617.9
Deferred income taxes	2,824.2	3,150.2
Other long-term liabilities	963.1	1,005.7
Long-term debt	10,533.5	11,497.4

Total Liabilities	16,422.0	17,271.2

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 303.9 million shares issued in 2016 (302.7 million in 2015)	3.0	3.0
Paid-in capital	8,293.6	8,195.3
Retained earnings	8,331.9	8,347.7
Accumulated other comprehensive loss	(339.3)	(329.0)
Treasury stock, 104.2 million shares in 2016 (100.0 million shares in 2015)	(6,740.8)	(6,329.1)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,548.4	9,887.9
Noncontrolling interest	0.9	1.5

Total Stockholders’ Equity	9,549.3	9,889.4

Total Liabilities and Stockholders’ Equity	$25,971.3	$27,160.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$77.0	$(2.7)
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	499.2	188.6
Share-based compensation	30.7	21.2
Non-cash Biomet merger consideration compensation expense	—	164.1
Intangible asset impairment	28.0	—
Excess income tax benefit from stock option exercises	—	(9.1)
Inventory step-up	286.4	10.5
Loss on divestiture of assets	—	3.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	13.6	95.9
Receivables	(120.8)	(59.3)
Inventories	60.2	(140.8)
Accounts payable and accrued expenses	(141.9)	102.4
Other assets and liabilities	(80.0)	(85.5)

Net cash provided by operating activities	652.4	288.7

Cash flows provided by (used in) investing activities:
Additions to instruments	(157.3)	(104.0)
Additions to other property, plant and equipment	(73.7)	(64.8)
Purchases of investments	(1.2)	(152.6)
Sales of investments	273.3	398.9
Proceeds from divestiture of assets	—	24.1
Biomet acquisition, net of acquired cash	—	(7,812.9)
Other business combination investments, net of acquired cash	(184.1)	—
Investments in other assets	(27.4)	(9.4)

Net cash used in investing activities	(170.4)	(7,720.7)

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	—	7,628.2
Proceeds from term loan	—	3,000.0
Redemption of senior notes	—	(2,740.0)
Payments on term loan	(500.0)	—
Net proceeds (payments on) under revolving credit facilities	(18.8)	0.9
Dividends paid to stockholders	(92.4)	(74.7)
Proceeds from employee stock compensation plans	78.6	34.6
Excess income tax benefit from stock option exercises	—	9.1
Restricted stock witholdings	(5.2)	(10.4)
Debt issuance costs	—	(58.4)
Repurchase of common stock	(415.5)	—

Net cash (used in) provided by financing activities	(953.3)	7,789.3

Effect of exchange rates on cash and cash equivalents	(11.7)	(16.0)

(Decrease) increase in cash and cash equivalents	(483.0)	341.3
Cash and cash equivalents, beginning of year	1,459.3	1,083.3

Cash and cash equivalents, end of period	$976.3	$1,424.6

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Biomet-related
Merger consideration compensation expense	$—	$164.1	$—	$164.1
Retention plans	—	73.0	—	73.0
Consulting and professional fees	43.3	62.4	79.4	86.6
Employee termination benefits	3.1	64.5	7.2	64.9
Dedicated project personnel	21.2	8.1	42.9	9.1
Relocated facilities	6.3	0.9	8.0	0.9
Contract terminations	15.2	15.9	25.3	15.9
Information technology integration	3.1	—	4.5	—
Intangible asset impairment	28.0	—	28.0	—
Other	0.4	1.7	4.4	1.9

Total Biomet-related	120.6	390.6	199.7	416.4
Other
Consulting and professional fees	8.8	39.6	15.7	79.3
Employee termination benefits	—	0.7	—	0.8
Dedicated project personnel	1.5	10.1	3.3	22.5
Impairment/loss on disposal of assets	1.1	—	1.1	2.3
Relocated facilities	—	—	0.2	0.5
Certain litigation matters	—	20.3	—	20.3
Contract terminations	1.0	—	1.0	—
Information technology integration	0.2	—	0.3	—
Contingent consideration adjustments	—	—	—	2.3
Accelerated software amortization	—	—	—	1.5
Other	4.7	7.9	5.3	10.1

Total Other	17.3	78.6	26.9	139.6

Special items	$137.9	$469.2	$226.6	$556.0

As part of the Biomet merger, we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects. During the three month period ended June 30, 2016, we recorded an impairment loss of $28.0 million related to these IPR&D intangible assets. The impairment was primarily due to the termination of certain IPR&D projects.

After the Closing Date of the Biomet merger, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to these integration plans that were recognized in the three and six month periods ended June 30, 2016 and 2015 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $130 million for contract termination expense in that time period. As of June 30, 2016, we have incurred a cumulative total of $108.2 million for employee termination benefits and $120.3 million for contract termination expense. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance at December 31, 2015	$46.8	$56.0	$102.8
Additions	7.2	25.3	32.5
Cash payments	(16.7)	(41.5)	(58.2)
Foreign currency exchange rate changes	(0.4)	—	(0.4)

Balance at June 30, 2016	$36.9	$39.8	$76.7

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

We elected to early adopt ASU 2016-09 during the second quarter of 2016, which required us to revise applicable items in the first quarter of 2016, since it was an interim period in the year of adoption. As a result of the adoption, we are required to recognize excess tax benefits in our provision for income taxes, rather than paid-in capital for all periods in 2016.

Additionally, ASU 2016-09 requires us to amend the presentation of employee shared-based payment-related items in our statement of cash flows as follows: (i) excess tax benefits are presented as an operating activity (such cash flows were previously included in cash flows from financing activities), and (ii) cash paid for employee taxes on withheld shares from equity awards is presented as a financing activity (such cash flows were previously included in cash flows from operating activities). We elected to apply the change in cash flow classification for excess tax benefits on a prospective basis. Further, we applied the change in cash flow classification for cash paid for withheld shares on a retrospective basis, as required.

Lastly, we elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur.

We recognized excess tax benefits of $4.0 million and $6.9 million in our provision for income taxes rather than paid-in capital for the three and six months ended June 30, 2016, respectively. Additionally, the change in cash flow classification resulted in a reclassification that increased each of net cash provided by operating activities and net cash used in financing activities by $12.4 million for the six month period ended June 30, 2016.

Following is a summary of the financial statement line items impacted as a result of the adoption of ASU 2016-09 for the periods presented in this Form 10-Q (in millions, except per share amounts).

Revised Consolidated Statement of Earnings and Comprehensive Income

	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Provision for income taxes	$49.0	$(2.9)	$46.1
Net earnings	105.8	2.9	108.7
Net Earnings of Zimmer Biomet Holdings, Inc.	105.9	2.9	108.8

Weighted Average Common Shares Outstanding—Diluted	202.0	0.2	202.2

Earnings Per Common Share—Basic	$0.53	$0.01	$0.54
Earnings Per Common Share—Diluted	0.52	0.02	0.54

Comprehensive Income	$191.9	$2.9	$194.8
Comprehensive Income attributable to Zimmer Biomet Holdings, Inc.	192.1	2.9	195.0

Revised Balance Sheet

	As of March 31, 2016
	As Reported	Adjustment	As Revised
Paid-in capital	$8,233.5	$(2.9)	$8,230.6
Retained earnings	8,407.5	2.9	8,410.4

Revised Statements of Cash Flows

	Three Months Ended March 31, 2016
	As Reported	Adjustment	As Revised
Net cash provided by operating activities	$265.2	$7.6	$272.8
Net cash used in financing activities	(825.3)	(7.6)	(832.9)

	Six Months Ended June 30, 2015
	As Reported	Adjustment	As Revised
Net cash provided by operating activities	$278.3	$10.4	$288.7
Net cash provided by financing activities	7,799.7	(10.4)	7,789.3

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

In the three month period ended June 30, 2016, we finalized our valuation of the assets acquired and liabilities assumed in the Biomet merger. The measurement period adjustments in 2016 primarily related to refinements to intangible assets for certain less significant brands, the finalization of tax accounts, including the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimation of certain contingent liabilities. All other adjustments were not significant. Under GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. With respect to intangible asset amortization expense, the adjustments resulted in a decrease of $6.7 million in the six month period ended June 30, 2016, which related to the year ended December 31, 2015 on a retrospective basis. With respect to inventory fair value, in the three month period ended June 30, 2016, an adjustment was made which decreased cost of products sold, excluding intangible asset amortization, by $6.9 million, of which $2.3 million related to the three month period ended March 31, 2016 and $4.6 million related to the year ended December 31, 2015 on a retrospective basis. Through the finalization of tax accounts, we recognized an increase in our provision for income taxes of $73.2 million and $52.7 million in the three and six month periods ended June 30, 2016, respectively, of which $20.5 million related to the three month period ended March 31, 2016 and $52.7 million related to the year ended December 31, 2015 on a retrospective basis.

The following table summarizes the updated and final fair values of the assets acquired and liabilities assumed at the Closing Date (in millions):

	Closing Date
	(as adjusted as of March 31, 2016)	Adjustments	Final Values
Cash	$494.8	$—	$494.8
Accounts receivable, net	528.1	(0.2)	527.9
Inventory	1,237.5	(13.4)	1,224.1
Other current assets	26.4	(1.0)	25.4
Property, plant and equipment	783.3	(8.0)	775.3
Intangible assets not subject to amortization:
Trademarks and trade names	479.0	—	479.0
In-process research and development (IPR&D)	246.0	(37.0)	209.0
Intangible assets subject to amortization:
Technology	2,332.1	—	2,332.1
Customer relationships	4,946.0	15.0	4,961.0
Trademarks and trade names	360.0	—	360.0
Other assets	50.6	(8.0)	42.6
Goodwill	7,717.2	(284.0)	7,433.2

Total assets acquired	19,201.0	(336.6)	18,864.4

Current liabilities	615.0	(31.0)	584.0
Long-term debt	2,740.0	—	2,740.0
Deferred taxes	3,849.6	(352.0)	3,497.6
Other long-term liabilities	56.5	46.4	102.9

Total liabilities assumed	7,261.1	(336.6)	6,924.5

Net assets acquired	$11,939.9	$—	$11,939.9

The following sets forth unaudited pro forma financial information derived from (i) the unaudited financial statements of Zimmer for the three and six month periods ended June 30, 2015; and (ii) the unaudited financial statements of LVB for the periods April 1, 2015 to June 23, 2015 and January 1, 2015 to June 23, 2015. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Net Sales	$1,880.2	$3,822.0
Net Earnings	$19.0	$226.2

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as inventory step-up, amortization of acquired intangible assets and interest expense on debt incurred to finance the Biomet merger. Material, nonrecurring pro forma adjustments directly attributable to the Biomet merger include:

•	The $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards was removed from net earnings for the three and six month periods ended June 30, 2015.

•	The $73.0 million of retention plan expense was removed from net earnings for the three and six month periods ended June 30, 2015.

Other acquisitions

During the three months ended June 30, 2016, we completed individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, and Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis. The total aggregate cash consideration was $189.0 million. These acquisitions were completed primarily to expand our product offerings. We have assigned a preliminary fair value of $32.5 million for additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales and certain cost savings. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and cost savings and discounting to present value the estimated payments. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

The following table summarizes the aggregate preliminary fair values of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC and other immaterial acquisitions during the three months ended June 30, 2016 (in millions):

Current assets	$26.9
Intangible assets	118.6
Goodwill	139.6
Other assets	2.9

Total assets acquired	288.0

Current liabilities	4.3
Long-term liabilities	62.2

Total liabilities assumed	66.5

Net assets acquired	$221.5

We have not included pro forma information and other information required by GAAP for the Cayenne Medical or CTC acquisitions because, individually and in aggregate, they did not have a material impact on our financial position or results of operations.

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at December 31, 2015
Goodwill	$7,328.0	$1,291.0	$548.9	$1,139.3	$10,307.2
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	7,328.0	1,291.0	548.9	766.3	9,934.2
Biomet purchase accounting adjustments	(51.4)	(10.4)	(61.3)	(17.6)	(140.7)
Other acquisitions	136.7	2.9	—	—	139.6
Currency translation	21.1	4.7	16.0	1.7	43.5

Balance at June 30, 2016
Goodwill	7,434.4	1,288.2	503.6	1,123.4	10,349.6
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	$7,434.4	$1,288.2	$503.6	$750.4	$9,976.6

4. Inventories

	June 30, 2016	December 31, 2015
	(in millions)
Finished goods	$1,596.1	$1,827.9
Work in progress	129.0	146.1
Raw materials	237.0	280.1

Inventories	$1,962.1	$2,254.1

Finished goods inventory as of June 30, 2016 and December 31, 2015 included $8.2 million and $284.4 million, respectively, to step-up acquired inventory to fair value.

5. Property, Plant and Equipment

	June 30, 2016	December 31, 2015
	(in millions)
Land	$39.4	$39.6
Buildings and equipment	1,809.4	1,789.3
Capitalized software costs	381.8	330.1
Instruments	2,418.0	2,160.5
Construction in progress	113.7	108.4

	4,762.3	4,427.9
Accumulated depreciation	(2,728.5)	(2,365.3)

Property, plant and equipment, net	$2,033.8	$2,062.6

6. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of December 31, 2015
Corporate debt securities	$245.7	$0.1	$(0.4)	$245.4
U.S. government and agency debt securities	21.6	-	(0.1)	21.5
Commercial paper	4.2	-	-	4.2
Certificates of deposit	2.0	-	-	2.0

Total short and long-term investments	$273.5	$0.1	$(0.5)	$273.1

During the three months ended June 30, 2016, we sold all of our short and long-term investments for $49.8 million in proceeds. The realized gain/loss on these sales was minimal.

7. Debt

Our debt consisted of the following (in millions):

	June 30, 2016	December 31, 2015
Current portion of long-term debt
1.450% Senior Notes due 2017	$500.0	$—

Long-term debt
1.450% Senior Notes due 2017	$—	$500.0
2.000% Senior Notes due 2018	1,150.0	1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	500.0	500.0
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	1,250.0
U.S. Term Loan	2,000.0	2,500.0
Japan Term Loan	113.8	96.8
Other long-term debt	4.5	4.6
Debt discount and issuance costs	(75.5)	(80.8)
Adjustment related to interest rate swaps	40.7	26.8

Total long-term debt	$10,533.5	$11,497.4

At June 30, 2016, our total debt balance consisted of $8.95 billion aggregate principal amount of our senior notes, a $2.0 billion U.S. term loan (“U.S. Term Loan”) and an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, partially reduced by the net amount of other debt, debt discount and issuance costs and fair value adjustments, which was $30.3 million.

The U.S. Term Loan is part of our $4.35 billion senior credit agreement (the “Credit Agreement”) that contains: (i) a 5-year unsecured term loan facility in the principal amount of $3.0 billion (the “U.S. Term Loan Facility”), and (ii) a 5-year unsecured multicurrency revolving facility in the principal amount of $1.35 billion (the “Multicurrency Revolving Facility”). The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of June 30, 2016.

On June 24, 2015, we borrowed $3.0 billion under the U.S. Term Loan Facility to fund a portion of the Biomet merger. Under the terms of the U.S. Term Loan Facility, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $1.0 billion in principal under the U.S. Term Loan Facility, resulting in $2.0 billion in outstanding borrowings as of June 30, 2016.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of June 30, 2016.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at June 30, 2016, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

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

The estimated fair value of our senior notes as of June 30, 2016, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,251.5 million. The estimated fair value of the Japan Term Loan as of June 30, 2016, based upon publicly available market yield curves and the terms of the debt (Level 2), was $112.9 million. The carrying value of the U.S. Term Loan approximates fair value as it bears interest at short-term variable market rates.

8. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities, and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Unrealized gains and losses on available-for-sale securities are reclassified to net earnings if we sell the security before maturity or if the unrealized loss is considered to be other-than-temporary. Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan. The reclassification amounts are allocated to all employees in the plans and, therefore, the reclassified amounts may become part of inventory to the extent they are considered direct labor costs. See Note 12 for more information on our defined benefit plans.

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized (Losses) Gains on Securities	Defined Benefit Plan Items
Balance at December 31, 2015	$(193.4)	$29.8	$(0.6)	$(164.8)
AOCI before reclassifications	55.6	(43.3)	0.4	17.3
Reclassifications	—	(44.1)	—	3.8

Balance at June 30, 2016	$(137.8)	$(57.6)	$(0.2)	$(143.7)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Location on Statement of Earnings
Component of AOCI	2016	2015	2016	2015
Cash flow hedges
Foreign exchange forward contracts	$26.3	$33.1	$58.4	$61.2	Cost of products sold
Forward starting interest rate swaps	(0.5)	(0.4)	(0.9)	(0.5)	Interest expense

	25.8	32.7	57.5	60.7	Total before tax
	6.1	7.6	13.4	14.0	Provision (benefit) for income taxes

	$19.7	$25.1	$44.1	$46.7	Net of tax

Defined benefit plans
Prior service cost	$2.0	$1.2	$3.9	$2.3	*
Unrecognized actuarial (loss)	(5.0)	(4.2)	(10.0)	(8.5)	*

	(3.0)	(3.0)	(6.1)	(6.2)	Total before tax
	(1.2)	(1.5)	(2.3)	(0.8)	Provision (benefit) for income taxes

	$(1.8)	$(1.5)	$(3.8)	$(5.4)	Net of tax

Total reclassifications	$17.9	$23.6	$40.3	$41.3	Net of tax

*	These AOCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(78.6)	$—	$(78.6)	$55.6	$—	$55.6
Unrealized cash flow hedge (losses) gains	(8.3)	(9.1)	0.8	(64.8)	(21.5)	(43.3)
Reclassification adjustments on foreign currency hedges	(25.8)	(6.1)	(19.7)	(57.5)	(13.4)	(44.1)
Unrealized gains on securities	—	—	—	0.4	—	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	2.0	0.9	1.1	23.4	2.3	21.1

Total Other Comprehensive Loss	$(110.7)	$(14.3)	$(96.4)	$(42.9)	$(32.6)	$(10.3)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$10.3	$—	$10.3	$(139.6)	$—	$(139.6)
Unrealized cash flow hedge (losses) gains	(11.0)	2.1	(13.1)	40.7	1.4	39.3
Reclassification adjustments on foreign currency hedges	(32.7)	(7.6)	(25.1)	(60.7)	(14.0)	(46.7)
Unrealized (losses) gains on securities	(0.1)	—	(0.1)	0.5	—	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions	3.0	1.5	1.5	6.2	0.8	5.4

Total Other Comprehensive Loss	$(30.5)	$(4.0)	$(26.5)	$(152.9)	$(11.8)	$(141.1)

9. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2016
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$23.3	$—	$23.3	$—
Interest rate swaps	40.7	—	40.7	—

	$64.0	$—	$64.0	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$34.7	$—	$34.7	$—

	As of December 31, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$245.4	$—	$245.4	$—
U.S. government and agency debt securities	21.5	—	21.5	—
Commercial paper	4.2	—	4.2	—
Certificates of deposit	2.0	—	2.0	—

Total available-for-sale securities	273.1	—	273.1	—
Derivatives, current and long-term
Foreign currency forward contracts	96.9	—	96.9	—
Interest rate swaps	26.8	—	26.8	—

	$396.8	$—	$396.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$1.6	$—	$1.6	$—

We value our available-for-sale securities using a market approach based on broker prices for identical assets in over-the-counter markets, and we perform ongoing assessments of counterparty credit risk.

We value our foreign currency forward contracts and foreign currency options using a market approach based on foreign currency exchange rates obtained from active markets, and we perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps, and we perform ongoing assessments of counterparty credit risk.

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

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of the thirty year tranche of senior notes we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the Merger Notes offering. The total notional amounts of the forward starting interest rate swaps were $1 billion and settled in March 2015 at a loss of $97.6 million. The loss is being recognized using the effective interest rate method over the maturity period of the 4.450% Senior Notes due 2045.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and confirming that forecasted transactions have not changed significantly. We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings. The ineffective portion of a derivative’s change in fair value, if any, is immediately reported in cost of products sold. On our condensed consolidated statement of cash flows, the settlements of these cash flow hedges are recognized in operating cash flows.

For foreign currency exchange forward contracts and options outstanding at June 30, 2016, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2016 through December 2018. As of June 30, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,575.9 million. As of June 30, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $297.4 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on Instrument				Gain (Loss) on Hedged Item
		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Location on Statement of Earnings	June 30,		June 30,		June 30,		June 30,
Derivative Instrument		2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	Interest expense	$3.1	$(8.0)	$13.9	$(0.8)	$(3.1)	$8.0	$(13.9)	$0.8

We had no ineffective fair value hedging instruments during the three and six month periods ended June 30, 2016 and 2015.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss) Recognized in AOCI				Location on Statement of Earnings	Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,			Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	2016	2015	2016	2015		2016	2015	2016	2015
Foreign exchange forward contracts	$(8.3)	$(11.0)	$(64.8)	$79.0	Cost of products sold	$26.3	$33.1	$58.4	$61.2
Forward starting interest rate swaps	—	—	—	(38.3)	Interest expense	(0.5)	(0.4)	(0.9)	(0.5)

	$(8.3)	$(11.0)	$(64.8)	$40.7		$25.8	$32.7	$57.5	$60.7

The net amounts recognized in earnings during the three and six month periods ended June 30, 2016 and 2015 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2016, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $96.3 million, or $57.6 million after taxes, which is deferred in AOCI. A gain of $24.3 million, or $20.5 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized loss deferred in AOCI and the expected gain reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in AOCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following (losses) gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument		2016	2015	2016	2015
Foreign exchange forward contracts	Other expense, net	$(15.9)	$(1.6)	$(37.2)	$13.6

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2016 and December 31, 2015, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$45.8	Other current assets	$100.5
Foreign exchange forward contracts	Other assets	10.9	Other assets	19.8
Interest rate swaps	Other assets	40.7	Other assets	26.8

Total asset derivatives		$97.4		$147.1

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$44.5	Other current liabilities	$16.7
Foreign exchange forward contracts	Other long-term liabilities	23.6	Other long-term liabilities	8.3

Total liability derivatives		$68.1		$25.0

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2016			As of December 31, 2015
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$45.8	26.3	$19.5	$100.5	$16.3	$84.2
Cash flow hedges	Other assets	10.9	7.1	3.8	19.8	7.1	12.7

Liability Derivatives
Cash flow hedges	Other current liabilities	44.5	26.3	18.2	16.7	16.3	0.4
Cash flow hedges	Other long-term liabilities	23.6	7.1	16.5	8.3	7.1	1.2

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

Our effective tax rate for the three month periods ended June 30, 2016 and 2015 represented a tax provision of 128.7 percent and a tax benefit of 27.1 percent, respectively. For the six month periods ended June 30, 2016 and 2015, our effective tax rate represented a tax provision of 71.0 percent and a tax benefit of 77.1 percent, respectively. The unusually high tax rates in the 2016 periods primarily relate to the finalization of tax accounts for the Biomet merger. We recognized an increase in our provision for income taxes of $73.2 million and $52.7 million in the three and six month periods ended June 30, 2016, respectively, of which $20.5 million related to the three month period ended March 31, 2016 and $52.7 million related to the year ended December 31, 2015. Under GAAP, these non-cash measurement period adjustments are recognized on a prospective basis in the period of change.

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

    The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$7.7	$7.6	$15.2	$15.2
Interest cost	7.4	5.6	14.6	11.1
Expected return on plan assets	(12.7)	(10.9)	(25.4)	(21.8)
Curtailment gain	(0.3)	—	(0.6)	—
Amortization of prior service cost	(2.0)	(1.2)	(3.9)	(2.3)
Amortization of unrecognized actuarial loss	5.0	4.2	10.0	8.5

Net periodic pension expense	$5.1	$5.3	$9.9	$10.7

We expect that we will have minimal legally required funding obligations in 2016 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2016. We contributed $7.4 million to our foreign-based defined benefit pension plans in the six month period ended June 30, 2016, and we expect to contribute $8.4 million to these foreign-based plans during the remainder of 2016.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding for basic net earnings per share	199.4	173.0	199.8	171.5
Effect of dilutive stock options and other equity awards	—	—	2.3	—

Weighted average shares outstanding for diluted net earnings per share	199.4	173.0	202.1	171.5

During the six month period ended June 30, 2016, an average of 0.7 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock. For periods in which we incurred a net loss, no dilutive stock options or other equity awards were included as diluted shares.

In the three month period ended June 30, 2016, we did not repurchase any of our common stock. In the six month period ended June 30, 2016, we repurchased 4.2 million shares of our common stock at an average price of $98.50 per share for a total cash outlay of $415.5 million, including commissions.

14. Segment Information

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

These seven operating segments are the basis for our reportable segment information provided below. The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reportable segment either individually or combined. For presentation purposes, these product category operating segments have been aggregated. Prior period reportable segment financial information has been restated to conform to the current period.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Americas	$981.7	$601.1	$522.6	$314.3
EMEA	416.1	270.6	137.0	102.1
Asia Pacific	275.8	193.2	115.2	97.0
Product Category Operating Segments	260.4	102.7	75.7	20.4
Global Operations and Corporate Functions	—	—	(220.6)	(141.3)

Total	$1,934.0	$1,167.6

Inventory step-up and other inventory and manufacturing related charges			(156.6)	(14.7)
Intangible asset amortization			(133.8)	(33.0)
Certain claims			—	(7.7)
Special items			(137.9)	(469.2)

Operating profit			$201.6	$(132.1)

	Net Sales		Operating Profit
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Americas	$1,966.4	$1,178.8	$1,057.6	$611.1
EMEA	832.7	551.8	278.3	211.6
Asia Pacific	532.4	380.7	225.8	194.7
Product Category Operating Segments	506.5	190.7	133.9	34.5
Global Operations and Corporate Functions	—	—	(426.6)	(278.4)

Total	$3,838.0	$2,302.0

Inventory step-up and other inventory and manufacturing related charges			(334.9)	(18.6)
Intangible asset amortization			(260.4)	(53.4)
Certain claims			—	(7.7)
Special items			(226.6)	(556.0)

Operating profit			$447.1	$137.8

Net sales by product category are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Knees	$696.9	$468.9	$1,400.2	$932.8
Hips	477.2	319.0	945.1	630.4
S.E.T	412.4	222.5	813.5	440.9
Dental	118.0	61.0	226.6	116.8
Spine & CMF	145.8	58.9	287.0	108.4
Other	83.7	37.3	165.6	72.7

Total	$1,934.0	$1,167.6	$3,838.0	$2,302.0

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

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of June 30, 2016 remains consistent with our estimate as of December 31, 2015, and, accordingly, we did not record any additional expense during the three and six month periods ended June 30, 2016. With respect to the same prior year periods, we recognized $7.7 million in expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of June 30, 2016, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of June 30, 2016 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of June 30, 2016 of the remaining liability for all Durom Cup-related claims is $303.2 million, of which $50.0 million is classified as short-term in “Other current liabilities” and $253.2 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common

Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award. On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of June 30, 2016, discovery in these lawsuits was ongoing. The initial bellwether trial took place in October 2015. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Biomet metal-on-metal hip implant claims: Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants. The majority of these cases involve the M2a-MagnumTM hip system. The majority of the cases are currently consolidated in one federal MDL proceeding in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation). Other cases are pending in various state and foreign courts.

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of June 30, 2016 of the remaining liability for all Biomet metal-on-metal hip implant claims is $69.0 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of June 30, 2016, Biomet had received all of the insurance proceeds it expects to recover under the excess policies. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

Following an appeal by Heraeus, on June 5, 2014, the German appeals court in Frankfurt (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought (the “Frankfurt Decision”). The Heraeus and Biomet parties both sought appeal against the Frankfurt Decision. In a decision dated June 16, 2016, the German Supreme Court dismissed the parties’ appeals without reaching the merits, and no other ordinary appeal is available. The Frankfurt Decision is thus final. As of June 30, 2016, Heraeus had not made a demand for damages.

As a result, Biomet Europe BV and Biomet Deutschland GmbH are enjoined from the manufacture, marketing, sale and offering of European Cements in Germany. Heraeus has taken the position that the judgment prohibits the manufacture, marketing, sale and offering of European Cements outside of Germany as well and is attempting to enforce or extend the judgment in a number of other European jurisdictions. Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH are vigorously contesting any enforcement of the judgment beyond Germany and thus filed a declaratory action in Germany on August 3, 2014 to have the court determine the reach of the Frankfurt Decision. In a decision dated April 28, 2016, the German appeals court confirmed Biomet’s position that the Frankfurt Decision applies only to acts within Germany. Heraeus has appealed this decision, and no prediction can be made as to the likelihood of review being granted by Germany’s Supreme Court.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania. The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products. The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory. Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount. The complaint also seeks punitive damages, costs and attorneys’ fees. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order. On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision. Discovery is ongoing, and a trial date has not yet been set.

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

We have not accrued an estimated loss relating to these lawsuits because we do not believe it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Stryker patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre-and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. Oral argument took place on February 23, 2016. On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $140.0 million that could have a material adverse effect on our results of operations and cash flows.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System regulation at our facility in Montreal, Quebec, Canada. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce, Zhejiang and Montreal. As of June 30, 2016, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

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

The DPA as originally extended was set to expire on March 26, 2016. However, the DOJ and the SEC continue to evaluate the alleged misconduct in Brazil and Mexico, as well as any issues relating to Biomet’s compliance program. The DOJ, the SEC and Biomet have agreed to continue to evaluate and discuss these matters and, therefore, the matter is ongoing as of the date of the filing of this Form 10-Q. Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA, and the DOJ has notified Biomet that it believes a breach occurred. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico disclosed in 2014 or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and the DOJ, and expects that discussions with the SEC and the DOJ will continue. There is no assurance that Biomet will enter into a consensual resolution of this matter with the SEC or the DOJ, and the terms and conditions of any such potential resolution are uncertain. We believe it is probable that Biomet will incur additional liabilities related to these investigations, which we have accrued in “Other current liabilities” as of the Closing Date. It is reasonably possible our estimates may change in the near future once the DOJ and SEC complete their investigations and we conclude our discussions regarding possible resolution.

16. Subsequent Events

On July 13, 2016, we acquired all of the outstanding shares of LDR Holding Corporation (“LDR”), a global medical device company focused on designing and commercializing novel and proprietary surgical technologies for the treatment of patients suffering from spine disorders, for $1,086.8 million. The addition of LDR will differentiate and enhance our Spine technology portfolio. We funded this acquisition primarily by borrowing under our Multicurrency Revolving Facility. We anticipate repaying the funds borrowed under our Multicurrency Revolving Facility in 2016 by entering into other debt instruments. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.

On July 18, 2016, we acquired 58.8 percent of the outstanding share capital of Medtech SA (“Medtech”), as well as all outstanding convertible bonds and warrants previously issued by Medtech, for an aggregate purchase price of €96.0 million, or $107.0 million. In accordance with French law, we will launch, as soon as possible, an all-cash simplified tender offer to acquire the remaining outstanding shares of Medtech. Medtech is a French medical technology company specializing in designing, developing and marketing surgical assistance robots. Medtech currently offers two FDA-approved surgical robots that allow for minimally invasive brain and spine procedures. We expect the acquisition of Medtech to enhance our presence in the musculoskeletal market. At the date of issuance of the interim condensed consolidated financial statements contained in this Form 10-Q, the initial business combination accounting was not complete for this acquisition given the timing of the transaction.

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

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results subsequent to that date. The Biomet merger was a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our revenues and expenses increased significantly in the three month and six month periods ended June 30, 2016 compared to the same prior year periods.

In portions of this discussion and analysis, we also present sales information on a supplemental pro forma basis for the three and six month periods ended June 30, 2015. This supplemental pro forma information includes Zimmer and Biomet sales in those periods as if the merger occurred on January 1, 2015. Accordingly, the supplemental pro forma net sales information for periods prior to the Closing Date includes the net sales of Biomet, including sales from certain product line rights and assets that were divested after the Closing Date. We believe this supplemental pro forma analysis is beneficial for investors because it represents how the merged companies may have performed on a combined basis in the three and six month periods ended June 30, 2015. Such supplemental pro forma net sales information may not be indicative, however, of future operating performance.

Executive Level Overview

Results for the Three and Six Month Periods ended June 30, 2016

Our results have been significantly impacted by the Biomet merger. In 2016, we have continued to make progress in our commercial and operational integration across all geographies and functions. As we expected, our sales growth rates were below market growth rates in the first half of 2016, but we saw sequential improvement from the second half of 2015 and expect to end 2016 at or above market growth rates.

Our sales for the three and six month periods ended June 30, 2016 increased by 65.6 percent and 66.7 percent, respectively, due primarily to the Biomet merger. Volume/mix growth from the merger was partially offset by the negative effects of continued, but stable, pricing pressure in all of our geographic regions.

In the three and six month periods ended June 30, 2016, our net loss decreased and our net earnings increased, respectively, compared to the same prior year periods. The primary drivers of the improved earnings performance were the absence in the 2016 periods of significant expenses incurred in the prior year periods in connection with completing the Biomet merger. As a result of the merger, we recognized significant expenses in the 2015 periods due to the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges.

2016 Outlook

To date in 2016, we have completed our acquisitions of Cayenne, CTC, LDR and a controlling interest in Medtech. These acquisitions bring important complementary technologies to the Zimmer Biomet product portfolio. While the acquisitions of these companies will increase our sales, we expect to incur additional expenses as we integrate these companies.

As of June 30, 2016, we have recognized all of the expense associated with stepping up the acquired Biomet inventory to fair value. Therefore, in the second half of 2016, our cost of products sold for Biomet products will reflect their cost value, resulting in lower expense and improved gross profits. However, we estimate that we will recognize lower gains from our hedging program in the second half of 2016 compared to the same prior year period, which will partially offset the favorability from the decreased inventory step-up expense. We expect R&D expense will increase in the second half of 2016 compared to the first half of 2016 due to R&D expense of the acquired businesses, but will continue to be in a range of 4.5 to 5.0 percent of sales for the year. Selling, general and administrative (“SG&A”) expense in 2016 is expected to approximate 38 percent of sales, which would be an improvement from 2015 as we realize synergies from the merger. We estimate special items expense will continue to be significant in the second half of 2016 as we continue our Biomet integration activities as well as begin our integration activities with the recently acquired companies. Interest expense will increase slightly in the second half of 2016 compared to the first half of 2016 due to the debt borrowed to fund the LDR acquisition.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended June 30,
	2016	2015	% Inc
Americas	$1,181.0	$679.5	73.8%
EMEA	460.9	290.1	58.9
Asia Pacific	292.1	198.0	47.5

Total	$1,934.0	$1,167.6	65.6

	Six Months Ended June 30,
	2016	2015	% Inc
Americas	$2,358.2	$1,324.7	78.0%
EMEA	917.2	589.0	55.7
Asia Pacific	562.6	388.3	44.9

Total	$3,838.0	$2,302.0	66.7

The following tables present our three and six months ended June 30, 2016 net sales, and our three and six months ended June 30, 2015 pro forma net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,
	2016	Pro forma 2015	% Inc	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Americas	$1,181.0	$1,163.9	1.5%	5.0%	(1.4)%	(1.8)%	(0.3)%
EMEA	460.9	449.6	2.5	5.1	(0.6)	(1.5)	(0.5)
Asia Pacific	292.1	266.7	9.5	9.5	(1.3)	(0.8)	2.1

Total	$1,934.0	$1,880.2	2.9	5.7	(1.2)	(1.6)	—

	Six Months Ended June 30,
	2016	Pro forma 2015	% Inc (Dec)	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Americas	$2,358.2	$2,347.4	0.5%	3.8%	(1.2)%	(1.8)%	(0.3)%
EMEA	917.2	939.1	(2.3)	1.6	(0.3)	(1.3)	(2.3)
Asia Pacific	562.6	535.5	5.1	7.2	(1.3)	(0.7)	(0.1)

Total	$3,838.0	$3,822.0	0.4	3.8	(1.0)	(1.6)	(0.8)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended June 30,
	2016	2015	% Inc
Knees	$696.9	$468.9	48.6%
Hips	477.2	319.0	49.6
S.E.T.	412.4	222.5	85.4
Dental	118.0	61.0	93.4
Spine & CMF	145.8	58.9	147.6
Other	83.7	37.3	123.5

Total	$1,934.0	$1,167.6	65.6

	Six Months Ended June 30,
	2016	2015	% Inc
Knees	$1,400.2	$932.8	50.1%
Hips	945.1	630.4	49.9
S.E.T.	813.5	440.9	84.5
Dental	226.6	116.8	94.0
Spine & CMF	287.0	108.4	164.7
Other	165.6	72.7	127.9

Total	$3,838.0	$2,302.0	66.7

The following tables present our three and six month periods ended June 30, 2016 net sales, and our three and six month periods ended June 30, 2015 pro forma net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended June 30,
	2016	Pro Forma 2015	% Inc (Dec)	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$696.9	$681.9	2.2%	6.5%	(1.5)%	(2.5)%	(0.3)%
Hips	477.2	461.6	3.4	5.3	(2.1)	(0.1)	0.3
S.E.T.	412.4	387.0	6.5	8.5	(1.3)	(0.9)	0.2
Dental	118.0	118.6	(0.5)	(5.6)	4.8	—	0.3
Spine & CMF	145.8	143.8	1.4	2.8	(1.4)	—	—
Other	83.7	87.3	(4.1)	9.2	(1.2)	(12.0)	(0.1)

Total	$1,934.0	$1,880.2	2.9	5.7	(1.2)	(1.6)	—

	Six Months Ended June 30,
	2016	Pro Forma 2015	% Inc (Dec)	Volume / Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$1,400.2	$1,392.1	0.6%	5.7%	(1.4)%	(2.5)%	(1.2)%
Hips	945.1	935.9	1.0	3.8	(1.9)	(0.1)	(0.8)
S.E.T.	813.5	795.0	2.3	4.5	(0.9)	(0.8)	(0.5)
Dental	226.6	235.8	(3.9)	(8.1)	4.7	—	(0.5)
Spine & CMF	287.0	287.5	(0.2)	1.6	(1.4)	—	(0.4)
Other	165.6	175.7	(5.7)	7.8	(1.0)	(11.9)	(0.6)

Total	$3,838.0	$3,822.0	0.4	3.8	(1.0)	(1.6)	(0.8)

The following tables present our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Inc	2016	2015	% Inc
Knees
Americas	$417.1	$277.0	50.6%	$846.6	$548.9	54.2%
EMEA	168.7	113.7	48.3	342.6	234.4	46.2
Asia Pacific	111.1	78.2	42.0	211.0	149.5	41.1

Total	$696.9	$468.9	48.6	$1,400.2	$932.8	50.1

Hips
Americas	$248.4	$155.0	60.3%	494.4	$300.2	64.7%
EMEA	138.8	100.0	38.8	275.6	202.9	35.8
Asia Pacific	90.0	64.0	40.6	175.1	127.3	37.6

Total	$477.2	$319.0	49.6	$945.1	$630.4	49.9

The following tables present our three and six month periods ended June 30, 2016 net sales and our three and six month periods ended June 30, 2015 pro forma net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	Pro forma 2015	% Inc	2016	Pro forma 2015	% Inc (Dec)
Knees
Americas	$417.1	$415.0	0.5%	$846.6	$842.1	0.5%
EMEA	168.7	164.1	2.8	342.6	348.8	(1.8)
Asia Pacific	111.1	102.8	8.0	211.0	201.2	4.8

Total	$696.9	$681.9	2.2	$1,400.2	$1,392.1	0.6

Hips
Americas	$248.4	$246.2	0.9%	$494.4	$490.7	0.8
EMEA	138.8	135.0	2.8	275.6	280.9	(1.9)
Asia Pacific	90.0	80.4	11.9	175.1	164.3	6.6

Total	$477.2	$461.6	3.4	$945.1	$935.9	1.0

The year-over-year increases in net sales by geography, by product category and in total were driven primarily by increased volume/mix due to the Biomet merger. The following is a discussion of the impact of the factors affecting the year-over-year change in net sales in the three and six month periods ended June 30, 2016 on a supplemental pro forma basis.

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5.7 and 3.8 percentage points of year-over-year sales growth during the three and six month periods ended June 30, 2016, respectively, on a pro forma basis. Volume/mix growth was driven by recent product introductions, cross selling opportunities realized from the Biomet merger, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 1.2 and 1.0 percentage points on year-over-year sales during the three and six month periods ended June 30, 2016, respectively, on a pro forma basis. The negative effect on year-over-year sales was slightly improved from what we have experienced over the past three years. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and six month periods ended June 30, 2016, changes in foreign currency exchange rates had a minimal effect and a negative 0.8 percentage points effect on year-over-year sales, respectively. If foreign currency exchange rates remain consistent with June 30, 2016 rates, we estimated the effect of foreign currency exchange rates will have a negative effect of approximately 0.5 percent on our year-over-year sales. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales increased in the three and six month periods ended June 30, 2016 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, Knee sales increased in both 2016 periods driven by volume/mix growth from Persona® The Personalized Knee System, the Vanguard® 360 Revision Knee System and the Oxford® Partial Knee. This growth was partially offset by the divestiture of certain product line rights and assets, continued pricing pressure and changes in foreign currency exchange rates.

Hips

Hip sales increased in the three and six month periods ended June 30, 2016 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, Hip sales increased in both 2016 periods due to volume/mix growth, partially offset by continued pricing pressure. Hip sales growth was led by our Taperloc® Hip System and our vitamin E advanced bearing materials.

S.E.T.

Our S.E.T product category sales increased in the three and six month periods ended June 30, 2016 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, S.E.T. sales increased in both 2016 periods due to volume/mix growth. On a pro forma basis within this product category, we were able to achieve sales growth relative to the prior year period in each of the sub-categories.

Dental

Dental sales increased in the three and six month periods ended June 30, 2016 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, Dental sales declined in both 2016 periods primarily due to a supply disruption related to a voluntary field action initiated in the fourth quarter of 2015. In the second quarter we successfully resolved the disruption.

Spine and CMF

Spine and CMF sales increased in the three and six month periods ended June 30, 2016 when compared to the same prior year periods due to the Biomet merger. On a pro forma basis, Spine and CMF sales experienced an increase in the three month period ended June 30, 2016, but declined slightly in the six month period ended June 30, 2016. Strong sales of our CMF products were partially offset by a decline in Spine product sales.

Expenses as a Percentage of Net Sales

	Three Months Ended June 30,		% Inc (Dec)	Six Months Ended June 30,		% Inc (Dec)
	2016	2015		2016	2015
Cost of products sold, excluding intangible asset amortization	33.1%	25.2%	7.9%	33.4%	25.2%	8.2
Intangible asset amortization	6.9	2.8	4.1	6.8	2.3	4.5
Research and development	4.6	4.4	0.2	4.5	4.3	0.2
Selling, general and administrative	37.8	38.0	(0.2)	37.8	37.7	0.1
Special items	7.2	40.2	(33.0)	5.9	24.2	(18.3)
Operating profit	10.4	(11.3)	21.7	11.6	6.0	5.6

The increase in cost of products sold as a percentage of net sales for the 2016 periods compared to the same prior year periods was primarily due to $132.7 million and $286.4 million of expense in the three and six month periods ended June 30, 2016, respectively, from stepping up the acquired Biomet inventory to fair value. Other factors that contributed to the increases in cost of products sold as a percentage of net sales were lower hedge gains, increased excess and obsolete inventory charges from products we intend to discontinue and the effect of lower average selling prices. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.

Intangible asset amortization expense and intangible asset amortization as a percentage of sales for the 2016 periods compared to the same prior year periods increased due to amortization expense associated with the intangible assets acquired as a result of the Biomet merger.

R&D expenses and R&D as a percentage of sales increased in the 2016 periods compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger. The combination of our R&D functions subsequent to the merger will allow us to allocate a greater portion of the combined R&D spending towards innovations to address unmet needs and create new-market adjacencies. We expect R&D spending in 2016 to be between 4.5 and 5.0 percent of sales.

SG&A expenses increased in the 2016 periods when compared to the same prior year periods, while SG&A expenses as a percentage of sales were similar in the 2016 periods when compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger. Initially after the Biomet merger, SG&A as a percentage of sales was higher while we were executing on our integration plans to realize synergy benefits of the merger. One year post-merger, we are starting to experience a higher level of these synergies as illustrated by a slight decline in SG&A as a percentage of sales in the three month period ended June 30, 2016 when compared to the same prior year period.

“Special items” expenses decreased in dollars and as a percentage of sales in the 2016 periods compared to the same prior year periods. The decreases were primarily due to expenses related to completing the Biomet merger being lower in the 2016 periods than in the 2015 periods. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In both 2016 periods, other expense, net, is primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss. In the 2015 periods, in addition to the foreign currency-related expense, other expense, net, included the call premium expense we recognized when we repaid Biomet’s senior notes and costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger (applicable to the six month period only).

Net interest expense increased in the three and six month periods ended June 30, 2016, compared to the same prior year periods, due to the issuance of Merger Notes in March 2015 in anticipation of the Biomet merger.

The effective tax rate (“ETR”) on earnings before income taxes represented a tax provision of 128.7 percent and a tax benefit of 27.1 percent in the three month periods ended June 30, 2016 and 2015, respectively, and a tax provision of 71.0 percent and a tax benefit of 77.1 percent in the six month periods ended June 30, 2016 and 2015, respectively. The unusually high ETRs in the 2016 periods primarily relate to the finalization of tax accounts for the Biomet merger. We recognized an increase in our provision for income taxes of $73.2 million and $52.7 million in the three and six month periods ended June 30, 2016, respectively, of which $20.5 million related to the three month period ended March 31, 2016 and $52.7 million related to the year ended December 31, 2015. Under GAAP, these non-cash measurement period adjustments are recognized on a prospective basis in the period of change. We anticipate that future “Special items” expense, the outcome of various federal, state and foreign audits, as well as expiration of certain statutes of limitations, could potentially impact our ETR in future quarters. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas, operating profit as a percentage of sales increased in the three and six month periods ended June 30, 2016 compared to the same prior year periods due to synergies from the Biomet merger and a two year moratorium on the U.S. medical device excise tax. Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we still have a portion of the tax paid prior to the moratorium included in the cost of inventory and we will continue to recognize expense, albeit at a lower level than in 2015, related to the tax through the fourth quarter of 2016. We intend to invest the savings from the medical device excise tax moratorium into our business in areas such as R&D.

In the EMEA operating segment, operating profit as a percentage of sales declined in the three and six month periods ended June 30, 2016 compared to the same prior year periods due to the increased expenses related to the Biomet merger and a reduced impact of hedge gains. In EMEA, even though our integration plans are on schedule, it will take longer to realize the full synergies of the merger compared to other segments due to complexities of the various countries in which we operate.

In the Asia Pacific segment, operating profit as a percentage of sales declined in the three and six month periods ended June 30, 2016 compared to the same prior year periods due to the increased expenses related to the Biomet merger, higher excess and obsolete inventory charges and a reduced impact of hedge gains.

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

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(31.3)	$(173.6)	$77.5	$(2.2)
Inventory step-up and other inventory and manufacturing-related charges	156.6	14.7	334.9	18.6
Certain claims	—	7.7	—	7.7
Intangible asset amortization	133.8	33.0	260.4	53.4
Special items
Biomet merger-related	120.6	390.6	199.7	416.4
Other special items	17.3	78.6	26.9	139.6
Merger-related expenses in other expense, net	1.5	25.5	1.5	45.0
Interest expense on Biomet merger financing	—	61.5	—	70.0
Taxes on above items(1)	(96.3)	(190.8)	(185.3)	(234.4)
Biomet merger-related measurement period tax adjustments(2)	73.2	—	52.7	—
Other certain tax adjustments(3)	31.7	29.7	46.0	29.7

Adjusted Net Earnings	$407.1	$276.9	$814.3	$543.8

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.
(2)	The 2016 period includes negative effects from finalizing the tax accounts for the Biomet merger. Under the applicable GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.
(3)	Other certain tax adjustments primarily include internal restructuring transactions that provide us access to offshore funds in a tax efficient manner.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted EPS	$(0.16)	$(1.00)	$0.38	$(0.01)
Inventory step-up and other inventory and manufacturing-related charges	0.77	0.08	1.66	0.11
Certain claims	—	0.04	—	0.04
Intangible asset amortization	0.66	0.19	1.29	0.31
Special items
Biomet merger-related	0.60	2.22	0.98	2.38
Other special items	0.09	0.45	0.13	0.80
Merger-related expenses in other expense, net	0.01	0.15	0.01	0.26
Interest expense on Biomet merger financing	—	0.35	—	0.40
Taxes on above items(1)	(0.48)	(1.09)	(0.91)	(1.34)
Biomet merger-related measurement period tax adjustments(2)	0.36	—	0.26	—
Other certain tax adjustments(3)	0.16	0.17	0.23	0.17
Effect of dilutive shares assuming net earnings(4)	0.01	0.02	—	—

Adjusted Diluted EPS	$2.02	$1.58	$4.03	$3.12

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)	The 2016 period includes negative effects from finalizing the tax accounts for the Biomet merger. Under the applicable GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.

(3)	Other certain tax adjustments primarily include internal restructuring transactions that provide us access to offshore funds in a tax efficient manner.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
(4) Diluted share count used in Adjusted Diluted EPS:
Diluted shares	199.4	173.0	Not	171.5
Dilutive shares assuming net earnings	2.5	2.6	Applicable	2.7

Adjusted diluted shares	201.9	175.6		174.2

Liquidity and Capital Resources

Cash flows provided by operating activities were $652.4 million in the six month period ended June 30, 2016, compared to $288.7 million in the same prior year period. The increased cash flows provided by operating activities in the 2016 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015, lower inventory investments in 2016 compared to 2015, cash outflows related to completing the Biomet merger in the 2015 period and increased cash flows from owning Biomet for the entire 2016 period.

Cash flows used in investing activities were $170.4 million in the six month period ended June 30, 2016, compared to $7,720.7 million in the same prior year period. Instrument and property, plant and equipment additions increased due to the Biomet merger as we continue to invest in the combined company product portfolio and optimize our manufacturing and logistics network. Purchases of investments in debt maturities have declined because as investments matured we used the cash to pay off debt and repurchase shares of our common stock. In 2016, we have invested in the Cayenne and CTC acquisitions and other various assets.

Cash flows used in financing activities were $953.3 million in the six month period ended June 30, 2016, compared to cash inflows of $7,789.3 million in the same prior year period. We issued the Merger Notes in the 2015 period in anticipation of the Biomet merger, which resulted in proceeds and related debt issuance costs. In the six month period ended June 30, 2016, we paid off a portion of the debt incurred for the Biomet merger and repurchased shares of our common stock.

In each of February, May and July 2016, our Board of Directors declared a cash dividend of $0.24 per share, which was an increase of 9.1 percent over the cash dividend declared in the same prior year periods. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. The previous program expired on February 29, 2016. As of June 30, 2016, all $1.0 billion remained authorized.

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

As discussed in Note 11 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2006 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of June 30, 2016, a short-term liability of $50.0 million and long-term liability of $253.2 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of June 30, 2016, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. As of June 30, 2016, we also had a short-term liability of $69.0 million related to Biomet metal-on-metal hip implant claims.

At June 30, 2016, we had ten tranches of senior notes outstanding, as follows (dollars in millions):

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

We have a $4.35 billion Credit Agreement that contains: (i) a 5-year unsecured U.S. Term Loan Facility in the principal amount of $3.0 billion, and (ii) a 5-year unsecured Multicurrency Revolving Facility in the principal amount of $1.35 billion. The Multicurrency Revolving Facility will mature in May 2019, with two one-year extensions available at our option. Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of June 30, 2016. On June 24, 2015, we borrowed the full $3.0 billion available under the U.S. Term Loan Facility. The U.S. Term Loan Facility will mature in June 2020, with principal payments due beginning September 30, 2015, as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $1.0 billion in principal under the U.S. Term Loan Facility, resulting in $2.0 billion in outstanding borrowings as of June 30, 2016.

We and certain of our wholly owned foreign subsidiaries are the borrowers under the Credit Agreement. Borrowings under the Credit Agreement bear interest at floating rates based upon indices determined by the currency of the borrowings plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or at an alternate base rate, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. The Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 24, 2016 and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the Credit Agreement as of June 30, 2016.

Commitments under the Credit Agreement are subject to certain fees. On the Multicurrency Revolving Facility, we pay a facility fee at a rate determined by reference to our senior unsecured long-term credit rating.

We have a Japan Term Loan agreement with one of the lenders under the Credit Agreement that will mature on May 31, 2018, under which 11.7 billion Japanese Yen was outstanding as of June 30, 2016. Borrowings under the Japan Term Loan bear interest at a fixed rate of 0.61 percent per annum until maturity.

We also have other available uncommitted credit facilities totaling $45.4 million as of June 30, 2016.

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, on July 13, 2016, we acquired all of the outstanding shares of LDR for $1,086.8 million. We funded this acquisition primarily by borrowing under our Multicurrency Revolving Facility. We anticipate repaying the funds borrowed under our Multicurrency Revolving Facility in 2016 by entering into other debt instruments. On July 18, 2016, we acquired 58.8 percent of the outstanding share capital of Medtech, as well as all outstanding convertible bonds and warrants previously issued by Medtech, for an aggregate purchase price of €96.0 million, or $107.0 million. We expect to acquire the remaining Medtech shares later this year.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2016, $603.6 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. Of this amount, $262.7 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $4,639.6 million, which we plan to repatriate to the U.S. in future periods. We have estimated a long-term deferred tax liability of $1,560.8 million for the estimated tax impact of this repatriation.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of June 30, 2016, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $270.6 million. With allowances for doubtful accounts of $19.6 million recorded in those countries, the net balance was $251.0 million, representing 16 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $221.0 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three or six month periods ended June 30, 2016 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;

•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;

•	the effect of mergers and acquisitions on our relationships with customers, vendors and lenders and on our operating results and business generally;

•	Biomet’s compliance with the terms of its Deferred Prosecution Agreement, as extended;

•	the outcome of government investigations;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2015 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting

As previously reported, we completed the Biomet merger on June 24, 2015. In our Annual Report on Form 10-K for the year ended December 31, 2015, we excluded Biomet from our assessment of internal control over financial reporting. We are in the process of documenting and testing Biomet’s internal control over financial reporting and will incorporate Biomet into our assessment of internal control over financial reporting as of December 31, 2016. We have extended our oversight and monitoring processes that support internal control over financial reporting to include Biomet’s operations and we are continuing to integrate the acquired operations of Biomet. Therefore, there were changes in our internal controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

The following risk factors are added:

We may not be able to effectively integrate newly acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.

Our acquisitions involve numerous risks, including:

•	unforeseen difficulties in integrating operations, technologies, services, accounting and personnel;

•	diversion of financial and management resources from existing operations;

•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;

•	potential loss of key employees;

•	unforeseen liabilities associated with businesses acquired; and

•	inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom (UK) held a referendum on June 23, 2016 in which voters approved the UK’s voluntary exit from the European Union (EU), commonly referred to as “Brexit”. It is expected that the UK government will initiate a process to withdraw from the EU and begin negotiating the terms of its separation. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The effects of Brexit are expected to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the UK and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Also, as a result of the Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

The risk factor entitled “Certain investors continue to have influence over us, including in connection with decisions that require the approval of stockholders, which could limit other stockholders’ ability to influence the outcome of key transactions, including a change of control” is deleted.

The risk factor set forth below replaces in its entirety the risk factor with the same title:

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline.

In connection with our acquisition of Biomet, we entered into a stockholders agreement (the “stockholders agreement”) with LVB Acquisition Holding, LLC and its owners party thereto (collectively, the “Sponsors”). Pursuant to the stockholders agreement, we filed a shelf registration statement with the SEC, registering shares of our common stock for resale by the Sponsors. The Sponsors have completed sales of approximately 22.1 million shares of our common stock in underwritten public offerings under the resale registration statement and own approximately 7.4 million additional shares that may be offered and sold thereunder, subject to the terms of the stockholders’ agreement. The sale of a substantial number of shares of our common stock in the public market by us or our existing stockholders, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

The risk factor set forth below replaces in its entirety the risk factor with the same title:

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

The DPA as originally extended was set to expire on March 26, 2016. However, the DOJ and the SEC continue to evaluate the alleged misconduct in Brazil and Mexico, as well as any issues relating to Biomet’s compliance program. The DOJ, the SEC and Biomet have agreed to continue to evaluate and discuss these matters and, therefore, the matter is ongoing as of the date of the filing of this Form 10-Q. Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA, and the DOJ has notified Biomet that it believes a breach occurred. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico disclosed in 2014 or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and the DOJ, and expects that discussions with the SEC and the DOJ will continue. There is no assurance that Biomet will enter into a consensual resolution of this matter with the SEC or the DOJ, and the terms and conditions of any such potential resolution are uncertain. We believe it is probable that Biomet will incur additional liabilities related to these investigations, which we have accrued in “Other current liabilities” as of the Closing Date. It is reasonably possible our estimates may change in the near future once the DOJ and SEC complete their investigations and we conclude our discussions regarding potential resolution.

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

During the three month period ended June 30, 2016, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

2.1*	Agreement and Plan of Merger, dated as of June 6, 2016, by and among Zimmer Biomet Holdings, Inc., LH Merger Sub, Inc. and LDR Holding Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2016)

10.1**	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 3, 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2016)

10.2	Underwriting Agreement, dated as of June 13, 2016, among Zimmer Biomet Holdings, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities LLC, and each of the selling stockholders named in Schedule II thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed June 16, 2016)

10.3	Waiver letter, dated June 16, 2016, among Zimmer Biomet Holdings, Inc. and each of the stockholders of Zimmer Biomet Holdings, Inc. party thereto (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed June 16, 2016)

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Schedules and Exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to supplementally furnish to the SEC upon request any omitted schedule or exhibit to the Agreement and Plan of Merger.
**	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 8, 2016	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: August 8, 2016	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer