Form 10-Q
period 2016-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2016-11-08
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of October 28, 2016, 200,299,566 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2016

Part I—Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Sales	$1,832.8	$1,762.2	$5,670.8	$4,064.2
Cost of products sold, excluding intangible asset amortization	479.3	552.1	1,760.0	1,131.3
Intangible asset amortization	164.3	122.6	424.7	176.0
Research and development	95.6	83.3	269.9	182.9
Selling, general and administrative	727.7	692.3	2,176.6	1,560.6
Certain claims (Note 15)	—	—	—	7.7
Special items (Note 2)	170.4	195.9	397.0	751.9

Operating expenses	1,637.3	1,646.2	5,028.2	3,810.4

Operating Profit	195.5	116.0	642.6	253.8
Other (expense) income, net	(1.1)	4.3	(8.7)	(44.6)
Interest income	0.6	2.3	2.7	7.4
Interest expense	(91.5)	(90.8)	(267.8)	(196.6)

Earnings before income taxes	103.5	31.8	368.8	20.0
(Benefit) provision for income taxes	(54.4)	9.6	133.9	0.5

Net Earnings	157.9	22.2	234.9	19.5
Less: Net loss attributable to noncontrolling interest	(0.9)	—	(1.4)	(0.5)

Net Earnings of Zimmer Biomet Holdings, Inc.	$158.8	$22.2	$236.3	$20.0

Earnings Per Common Share
Basic	$0.79	$0.11	$1.18	$0.11
Diluted	$0.78	$0.11	$1.17	$0.11

Weighted Average Common Shares Outstanding
Basic	200.1	203.5	199.9	182.1
Diluted	202.9	205.7	202.3	184.7

Cash Dividends Declared Per Common Share	$0.24	$0.22	$0.72	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net earnings	$157.9	$22.2	$234.9	$19.5
Other Comprehensive Income:
Foreign currency cumulative translation adjustments	58.3	(137.0)	113.9	(276.6)
Unrealized cash flow hedge (losses) gains, net of tax	(9.7)	4.1	(53.0)	43.4
Reclassification adjustments on foreign currency hedges, net of tax	(13.9)	(23.0)	(58.0)	(69.7)
Unrealized gains on securities, net of tax	—	—	0.4	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	1.2	5.8	22.3	11.2

Total Other Comprehensive Income (Loss)	35.9	(150.1)	25.6	(291.2)

Comprehensive Income (Loss)	193.8	(127.9)	260.5	(271.7)
Comprehensive loss attributable to the noncontrolling interest	(0.2)	(0.1)	(0.8)	(0.1)

Comprehensive Income (Loss) attributable to Zimmer Biomet Holdings, Inc.	$194.0	$(127.8)	$261.3	$(271.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$475.3	$1,459.3
Short-term investments	13.4	164.6
Accounts receivable, less allowance for doubtful accounts	1,603.6	1,446.5
Inventories	2,070.0	2,254.1
Prepaid expenses and other current assets	535.8	529.2

Total Current Assets	4,698.1	5,853.7
Property, plant and equipment, net	2,080.8	2,062.6
Goodwill	10,770.1	9,934.2
Intangible assets, net	9,001.1	8,746.3
Other assets	486.4	563.8

Total Assets	$27,036.5	$27,160.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$266.3	$284.8
Income taxes payable	167.1	147.2
Current portion of long-term debt	575.8	—
Other current liabilities	1,302.9	1,185.9

Total Current Liabilities	2,312.1	1,617.9
Deferred income taxes	3,084.5	3,150.2
Other long-term liabilities	887.5	1,005.7
Long-term debt	11,006.2	11,497.4

Total Liabilities	17,290.3	17,271.2

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 304.4 million shares issued in 2016 (302.7 million in 2015)	3.0	3.0
Paid-in capital	8,343.9	8,195.3
Retained earnings	8,442.7	8,347.7
Accumulated other comprehensive loss	(303.4)	(329.0)
Treasury stock, 104.2 million shares in 2016 (100.0 million shares in 2015)	(6,740.7)	(6,329.1)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,745.5	9,887.9
Noncontrolling interest	0.7	1.5

Total Stockholders’ Equity	9,746.2	9,889.4

Total Liabilities and Stockholders’ Equity	$27,036.5	$27,160.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows provided by (used in) operating activities:
Net earnings	$234.9	$19.5
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	787.3	428.1
Share-based compensation	45.9	34.7
Biomet merger consideration compensation expense	—	164.1
Intangible asset impairment	28.0	—
Income tax benefit from stock option exercises	26.8	77.7
Excess income tax benefit from stock option exercises	—	(10.3)
Inventory step-up	300.9	137.1
Gain on divestiture of assets	—	(8.9)
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(152.2)	29.9
Receivables	(80.3)	29.4
Inventories	44.2	(196.5)
Accounts payable and accrued expenses	(76.0)	(293.8)
Other assets and liabilities	(154.5)	(23.7)

Net cash provided by operating activities	1,005.0	387.3

Cash flows provided by (used in) investing activities:
Additions to instruments	(251.3)	(186.0)
Additions to other property, plant and equipment	(130.1)	(118.6)
Purchases of investments	(1.4)	(179.0)
Sales of investments	273.3	578.8
Proceeds from divestiture of assets	—	57.9
Biomet acquisition, net of acquired cash	—	(7,760.1)
LDR acquisition, net of acquired cash	(1,021.1)	—
Other business combination investments, net of acquired cash	(421.9)
Other investing activities	7.8	(19.6)

Net cash used in investing activities	(1,544.7)	(7,626.6)

Cash flows provided by (used in) financing activities:
Proceeds from senior notes	—	7,628.2
Proceeds from term loan	750.0	3,000.0
Redemption of senior notes	—	(2,740.0)
Payments on term loan	(700.0)	(150.0)
Net (payments) proceeds on other debt	(33.1)	0.8
Dividends paid to stockholders	(140.3)	(112.3)
Proceeds from employee stock compensation plans	113.5	77.0
Excess income tax benefit from stock option exercises	—	10.3
Restricted stock witholdings	(5.3)	(10.5)
Debt issuance costs	(3.4)	(58.4)
Repurchase of common stock	(415.5)	—

Net cash (used in) provided by financing activities	(434.1)	7,645.1

Effect of exchange rates on cash and cash equivalents	(10.2)	(22.2)

(Decrease) increase in cash and cash equivalents	(984.0)	383.6
Cash and cash equivalents, beginning of year	1,459.3	1,083.3

Cash and cash equivalents, end of period	$475.3	$1,466.9

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

On June 24, 2015, pursuant to an agreement and plan of merger dated April 24, 2014, we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”). For more information on the merger, see Note 3. In connection with the merger, we changed our name from Zimmer Holdings, Inc. to Zimmer Biomet Holdings, Inc.

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

In the three month period ended September 30, 2016, we recognized $25.1 million of deferred tax benefits and $12.0 million of pre-tax operating expenses that were related to previous periods. We have evaluated the effect of these out-of-period adjustments on the three and nine month periods ended September 30, 2016, as well as on the previous interim and annual periods in which they should have been recognized, and concluded for both quantitative and qualitative reasons that these adjustments are not material to any of the periods affected. Further, we do not believe these adjustments will be material to our estimated earnings for the full year ended December 31, 2016.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Biomet-related
Merger consideration compensation expense	$—	$—	$—	$164.1
Retention plans	—	—	—	73.0
Consulting and professional fees	59.0	28.0	138.4	114.6
Employee termination benefits	7.1	14.2	14.3	79.1
Dedicated project personnel	21.9	36.8	64.8	45.9
Relocated facilities	9.5	1.6	17.5	2.5
Contract terminations	3.5	59.2	28.8	75.1
Information technology integration	4.8	1.1	9.3	1.1
Intangible asset impairment	—	—	28.0	—
Other	8.0	5.7	12.4	7.6

Total Biomet-related	113.8	146.6	313.5	563.0
Other
Consulting and professional fees	14.6	30.2	30.3	109.5
Employee termination benefits	3.2	1.1	3.2	1.9
Dedicated project personnel	8.2	6.4	11.5	28.9
Impairment/loss on disposal of assets	—	—	1.1	2.3
LDR merger consideration compensation expense	24.1	—	24.1	—
Relocated facilities	—	—	0.2	—
Certain litigation matters	3.7	—	3.7	20.3
Contract terminations	0.1	—	1.1	—
Information technology integration	0.8	1.8	1.1	1.8
Contingent consideration adjustments	—	0.1	—	2.4
Accelerated software amortization	—	—	—	1.5
Other	1.9	9.7	7.2	20.3

Total Other	56.6	49.3	83.5	188.9

Special items	$170.4	$195.9	$397.0	$751.9

Consulting and professional fees related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and merger with Biomet; legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; third-party consulting and professional fees and contract labor related to our quality and operational excellence initiatives; third-party fees related to severance and termination benefits matters; and third-party consulting fees related to certain information system integrations.

Dedicated project personnel expenses include the salary, benefits, travel expenses and other costs directly associated with employees who are 100 percent dedicated to our integration of acquired businesses, employees who have been notified of termination, but are continuing to work on transferring their responsibilities and employees working on our quality and operational excellence initiatives.

As part of the Biomet merger, we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects. During the nine month period ended September 30, 2016, we recorded an impairment loss of $28.0 million related to these IPR&D intangible assets. The impairment was primarily due to the termination of certain IPR&D projects.

On July 13, 2016, we completed our acquisition of LDR Holding Corporation (“LDR”). Pursuant to the LDR merger agreement, all outstanding LDR stock options and LDR stock-based awards vested immediately prior to the effective time of the merger, and holders of these options and awards received a portion of the aggregate merger consideration. Some of these options and awards were already vested under the terms of LDR’s equity incentive plans. We accounted for the fair value of the consideration we paid in exchange for previously vested options and awards as consideration to complete the merger. As part of the merger agreement terms, all previously unvested options and awards vested immediately prior to the effective time of the merger. Under LDR’s equity incentive plans, certain unvested options and awards would have otherwise been forfeited. We have concluded that the discretionary accelerated vesting of these unvested options and awards was for the economic benefit of the combined company, and, therefore, we classified the fair value of the merger consideration we paid to holders of such unvested options and awards of $24.1 million as compensation expense.

A further detailed description of expenses included in “Special items” can be found in Note 3 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to these integration plans that were recognized in the three and nine month periods ended September 30, 2016 and 2015 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $130 million for contract termination expense in that time period. As of September 30, 2016, we have incurred a cumulative total of $115.3 million for employee termination benefits and $123.8 million for contract termination expense. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance at December 31, 2015	$46.8	$56.0	$102.8
Additions	14.3	28.8	43.1
Cash payments	(30.3)	(55.0)	(85.3)
Foreign currency exchange rate changes	(0.4)	0.1	(0.3)

Balance at September 30, 2016	$30.4	$29.9	$60.3

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

We elected to early adopt ASU 2016-09 during the second quarter of 2016, which required us to revise applicable items in the first quarter of 2016, since it was an interim period in the year of adoption. As a result of the adoption, we are required to recognize excess tax benefits in our provision for income taxes, rather than paid-in capital, for all periods in 2016.

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

We also elected to continue to estimate the number of forfeitures related to share-based payments, rather than account for forfeitures as they occur.

We recognized excess tax benefits of $5.6 million and $12.5 million in our provision for income taxes rather than paid-in capital for the three and nine month periods ended September 30, 2016, respectively. The retrospective application of cash paid for withheld shares resulted in a $10.5 million reclassification of these cash outflows from net cash provided by operating activities to net cash used in financing activities on our condensed consolidated statement of cash flows for the nine month period ended September 30, 2015.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Business Combinations

Biomet Merger

We completed our merger with LVB, the parent company of Biomet, on June 24, 2015. We paid $12,030.3 million in cash and stock and assumed Biomet’s senior notes. The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LVB stock options and LVB stock-based awards of $90.4 million, was $11,939.9 million.

In the three month period ended June 30, 2016, we finalized our valuation of the assets acquired and liabilities assumed in the Biomet merger. The measurement period adjustments in 2016 primarily related to refinements to intangible assets for certain less significant brands, the finalization of tax accounts, including the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimation of certain contingent liabilities. All other adjustments were not significant. Under GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. With respect to intangible asset amortization expense, the adjustments resulted in a decrease of $6.7 million in the six month period ended June 30, 2016, which related to the year ended December 31, 2015 on a retrospective basis. With respect to inventory fair value, in the three month period ended June 30, 2016, an adjustment was made which decreased cost of products sold, excluding intangible asset amortization, by $4.6 million, which related to the year ended December 31, 2015 on a retrospective basis. Through the finalization of tax accounts, we recognized an increase in our provision for income taxes of $52.7 million in the six month period ended June 30, 2016, all of which related to the year ended December 31, 2015 on a retrospective basis.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the closing date of the Biomet merger (in millions):

Final Values
Cash	$494.8
Accounts receivable, net	527.9
Inventory	1,224.1
Other current assets	25.4
Property, plant and equipment	775.3
Intangible assets not subject to amortization:
Trademarks and trade names	479.0
In-process research and development (IPR&D)	209.0
Intangible assets subject to amortization:
Technology	2,332.1
Customer relationships	4,961.0
Trademarks and trade names	360.0
Other assets	42.6
Goodwill	7,433.2

Total assets acquired	18,864.4

Current liabilities	584.0
Long-term debt	2,740.0
Deferred taxes	3,497.6
Other long-term liabilities	102.9

Total liabilities assumed	6,924.5

Net assets acquired	$11,939.9

The following sets forth unaudited pro forma financial information derived from (i) the unaudited financial statements of Zimmer Biomet for the nine month period ended September 30, 2015; and (ii) the unaudited financial statements of LVB for the period January 1, 2015 to June 23, 2015. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2015.

Nine Months Ended September 30, 2015
(in millions)
Net Sales	$5,584.1
Net Earnings	$248.3

These unaudited pro forma results have been prepared for comparative purposes only and include adjustments such as inventory step-up, amortization of acquired intangible assets and interest expense on debt incurred to finance the Biomet merger. Material, nonrecurring pro forma adjustments directly attributable to the Biomet merger include:

•	The $164.1 million of merger consideration compensation expense for unvested LVB stock options and LVB stock-based awards was removed from net earnings for the nine month period ended September 30, 2015.

•	The $73.0 million of retention plan expense was removed from net earnings for the nine month period ended September 30, 2015.

LDR Acquisition

On July 13, 2016, we completed our acquisition of LDR. We paid cash of $1,138.0 million. The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LDR stock options and LDR stock-based awards of $24.1 million, was $1,113.9 million. The addition of LDR provides us with an immediate position in the growing cervical disc replacement (“CDR”) market. The combination positions us to accelerate the growth of our Spine business through the incremental revenues associated with entry into the CDR market and cross-portfolio selling opportunities to both Zimmer Biomet and LDR customer bases. The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from our combined operations. None of the goodwill is expected to be deductible for tax purposes.

The purchase price allocation as of September 30, 2016 is preliminary. The preliminary purchase price allocation is based on publicly available financial information of LDR, our informed insights into the industries in which LDR competes, and discussions with LDR’s management. The estimation of fair values requires a complex series of judgments about future events and uncertainties which take us some time to compile. For these reasons, among others, there will be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than July 13, 2017.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed in the LDR acquisition (in millions):

As of July 13, 2016
Cash	$92.8
Accounts receivable, net	31.2
Inventory	86.5
Other current assets	5.6
Property, plant and equipment	24.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	2.0
Intangible assets subject to amortization:
Technology	431.0
Customer relationships	132.0
Trademarks and trade names	77.0
Other assets	17.4
Goodwill	527.1

Total assets acquired	1,427.3

Current liabilities	53.3
Long-term debt	0.5
Deferred taxes	259.1
Other long-term liabilities	0.5

Total liabilities assumed	313.4

Net assets acquired	$1,113.9

We have not included pro forma information and certain other information under GAAP for the LDR acquisition because it did not have a material impact on our financial position or results of operations.

Other acquisitions

During the nine months ended September 30, 2016, we completed individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis, CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company, and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries. The total aggregate cash consideration was $441.7 million. These acquisitions were completed primarily to expand our product offerings. We have assigned a preliminary fair value of $53.6 million for additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales, commercial milestones and certain cost savings. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth, cost savings and commercial milestones and discounting to present value the estimated payments. The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

The purchase price allocations as of September 30, 2016 are preliminary. The preliminary purchase price allocations are based on our informed insights into the industries in which these companies compete and discussions with company management. The estimation of fair values requires a complex series of judgments about future events and uncertainties which take us some time to compile. For these reasons, among others, there will be differences between these preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC, CD Diagnostics, MedTech, and other immaterial acquisitions that occurred during the three months ended September 30, 2016 (in millions):

Current assets	$67.9
Property, plant and equipment	4.5
Intangible assets	213.4
Goodwill	340.9
Other assets	1.1

Total assets acquired	627.8

Current liabilitites	21.5
Long-term liabilities	111.0

Total liabilities assumed	132.5

Net assets acquired	$495.3

We have not included pro forma information and certain other information under GAAP for the Cayenne Medical, CTC, CD Diagnostics, or MedTech acquisitions because, individually and in aggregate, they did not have a material impact on our financial position or results of operations.

Based upon the preliminary nature of the fair value estimates for LDR, Cayenne Medical, CTC, CD Diagnostics, and MedTech, we have not been able to compile the necessary information to allocate the goodwill to our operating segments.

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Unallocated	Total
Balance at December 31, 2015
Goodwill	$7,328.0	$1,291.0	$548.9	$1,139.3	$—	$10,307.2
Accumulated impairment loss	—	—	—	(373.0)	—	(373.0)

	7,328.0	1,291.0	548.9	766.3		9,934.2
Biomet purchase accounting adjustments	(16.9)	(10.4)	(61.3)	(17.6)	—	(106.2)
LDR purchase accounting					527.1	527.1
Other acquisitions	—	—	—	—	340.9	340.9
Currency translation	34.4	15.6	20.0	4.1	—	74.1

Balance at September 30, 2016
Goodwill	7,345.5	1,296.2	507.6	1,125.8	868.0	11,143.1
Accumulated impairment loss	—	—	—	(373.0)	—	(373.0)

	$7,345.5	$1,296.2	$507.6	$752.8	$868.0	$10,770.1

4. Inventories

	September 30,	December 31,
	2016	2015
	(in millions)
Finished goods	$1,685.5	$1,827.9
Work in progress	127.9	146.1
Raw materials	256.6	280.1

Inventories	$2,070.0	$2,254.1

Finished goods inventory as of September 30, 2016 and December 31, 2015 included $39.9 million and $284.4 million, respectively, to step-up acquired inventory to fair value.

5. Property, Plant and Equipment

	September 30,	December 31,
	2016	2015
	(in millions)
Land	$39.0	$39.6
Buildings and equipment	1,838.4	1,789.3
Capitalized software costs	406.9	330.1
Instruments	2,476.3	2,160.5
Construction in progress	120.0	108.4

	4,880.6	4,427.9
Accumulated depreciation	(2,799.8)	(2,365.3)

Property, plant and equipment, net	$2,080.8	$2,062.6

6. Investments

We invest in short and long-term investments classified as available-for-sale securities. Information regarding our investments is as follows (in millions):

	Amortized Cost	Gross Unrealized
		Gains	Losses	Fair Value
As of December 31, 2015
Corporate debt securities	$245.7	$0.1	$(0.4)	$245.4
U.S. government and agency debt securities	21.6	-	(0.1)	21.5
Commercial paper	4.2	-	-	4.2
Certificates of deposit	2.0	-	-	2.0

Total short- and long-term investments	$273.5	$0.1	$(0.5)	$273.1

7. Debt

Our debt consisted of the following (in millions):

	September 30, 2016	December 31, 2015
Current portion of long-term debt
1.450% Senior Notes due 2017	$500.0	$—
U.S. Term Loan B	75.0	—
Other short-term debt	0.8	—

Total current portion of long-term debt	$575.8	$—

Long-term debt
1.450% Senior Notes due 2017	$—	$500.0
2.000% Senior Notes due 2018	1,150.0	1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	500.0	500.0
5.750% Senior Notes due 2039	500.0	500.0
4.450% Senior Notes due 2045	1,250.0	1,250.0
U.S. Term Loan A	1,800.0	2,500.0
U.S. Term Loan B	675.0	—
Japan Term Loan	116.2	96.8
Other long-term debt	4.4	4.6
Debt discount and issuance costs	(72.8)	(80.8)
Adjustment related to interest rate swaps	33.4	26.8

Total long-term debt	$11,006.2	$11,497.4

At September 30, 2016, our total debt balance consisted of $8.95 billion aggregate principal amount of our senior notes, a $1.8 billion U.S. term loan (“U.S. Term Loan A”), a $750 million U.S. term loan (“U.S. Term Loan B”), and an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, partially reduced by the net amount of other debt, debt discount and issuance costs and fair value adjustments, which was $34.2 million.

On September 30, 2016, we entered into a revolving credit and term loan agreement (the “2016 Credit Agreement”) and a first amendment to our credit agreement entered into on May 29, 2014 (the “2014 Credit Agreement”). The 2016 Credit Agreement contains the U.S. Term Loan B, which is a three-year unsecured term loan facility of $750.0 million, and a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”). The Multicurrency Revolving Facility replaces the previous multicurrency revolving facility under the 2014 Credit Agreement. On September 30, 2016, we borrowed $750.0 million under the U.S. Term Loan B and utilized those borrowings to repay outstanding borrowings under the previous multicurrency revolving facility incurred in connection with the acquisition of LDR. The previous multicurrency revolving facility was terminated effective September 30, 2016. The 2014 Credit Agreement also provided for the U.S. Term Loan A, which is a 5-year unsecured term loan facility in the original principal amount of $3.0 billion, which term loan facility remains in effect.

The Multicurrency Revolving Facility will mature on September 30, 2021, with two available one-year extensions at our discretion. Borrowings under the Multicurrency Revolving Facility will be used for general corporate purposes. Borrowings under the 2014 and 2016 Credit Agreements bear interest at floating rates based upon indices determined by the currency of the borrowing, or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. We will pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility at a rate determined by reference to our senior unsecured long-term credit rating.

The 2016 Credit Agreement and 2014 Credit Agreement, as amended, contain customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants under the 2016 and 2014 Credit Agreements include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 30, 2017, and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the 2016 and 2014 Credit Agreements as of September 30, 2016.

On June 24, 2015, we borrowed $3.0 billion under U.S. Term Loan A to fund a portion of the Biomet merger. Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $1.2 billion in principal under U.S. Term Loan A, resulting in $1.8 billion in outstanding borrowings as of September 30, 2016. The interest rate at September 30, 2016 was 1.9 percent on Term Loan A.

On September 30, 2016, we borrowed $750.0 million under U.S. Term Loan B to repay borrowings under the previous multicurrency revolving facility incurred to fund a portion of the LDR acquisition. Under the terms of U.S. Term Loan B, starting September 30, 2017, principal payments are due as follows: $75.0 million on each of the first two anniversaries of the U.S. Term Loan B effective date, with the remaining balance due on the U.S. Term Loan B maturity date of September 30, 2019.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of September 30, 2016.

Of the total $8.95 billion aggregate principal amount of senior notes outstanding at September 30, 2016, we issued $7.65 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017, the 2.000% Senior Notes due 2018, the 2.700% Senior Notes due 2020, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045.

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

The estimated fair value of our senior notes as of September 30, 2016, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,305.0 million. The estimated fair value of the Japan Term Loan as of September 30, 2016, based upon publicly available market yield curves and the terms of the debt (Level 2), was $115.5 million. The carrying value of U.S. Term Loan A and U.S. Term Loan B approximate fair value as they bear interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized (Losses) Gains on Securities	Defined Benefit Plan Items
Balance at December 31, 2015	$(193.4)	$29.8	$(0.6)	$(164.8)
AOCI before reclassifications	113.9	(53.0)	0.4	16.3
Reclassifications	—	(58.0)	—	6.0

Balance at September 30, 2016	$(79.5)	$(81.2)	$(0.2)	$(142.5)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Location on Statement of Earnings
Component of AOCI	2016	2015	2016	2015
Cash flow hedges
Foreign exchange forward contracts	$18.1	$30.5	$76.5	$91.7	Cost of products sold
Forward starting interest rate swaps	(0.4)	(0.4)	(1.3)	(0.9)	Interest expense

	17.7	30.1	75.2	90.8	Total before tax
	3.8	7.1	17.2	21.1	Provision (benefit) for income taxes

	$13.9	$23.0	$58.0	$69.7	Net of tax

Defined benefit plans
Prior service cost	$1.9	$1.1	$5.8	$3.4	*
Unrecognized actuarial (loss)	(5.1)	(5.0)	(15.1)	(13.5)	*

	(3.2)	(3.9)	(9.3)	(10.1)	Total before tax
	(1.0)	(2.8)	(3.3)	(3.6)	Provision (benefit) for income taxes

	$(2.2)	$(1.1)	$(6.0)	$(6.5)	Net of tax

Total reclassifications	$11.7	$21.9	$52.0	$63.2	Net of tax

*	These AOCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$58.3	$—	$58.3	$113.9	$—	$113.9
Unrealized cash flow hedge (losses)	(16.1)	(6.4)	(9.7)	(80.9)	(27.9)	(53.0)
Reclassification adjustments on foreign currency hedges	(17.7)	(3.8)	(13.9)	(75.2)	(17.2)	(58.0)
Unrealized gains on securities	—	—	—	0.4	—	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	2.2	1.0	1.2	25.6	3.3	22.3

Total Other Comprehensive Income (Loss)	$26.7	$(9.2)	$35.9	$(16.2)	$(41.8)	$25.6

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(137.0)	$—	$(137.0)	$(276.6)	$—	$(276.6)
Unrealized cash flow hedge gains	7.3	3.2	4.1	48.0	4.6	43.4
Reclassification adjustments on foreign currency hedges	(30.1)	(7.1)	(23.0)	(90.8)	(21.1)	(69.7)
Unrealized gains on securities	—	—	—	0.5	—	0.5
Adjustments to prior service cost and unrecognized actuarial assumptions	9.3	3.5	5.8	15.5	4.3	11.2

Total Other Comprehensive Loss	$(150.5)	$(0.4)	$(150.1)	$(303.4)	$(12.2)	$(291.2)

9. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$11.1	$—	$11.1	$—
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$43.4	$—	$43.4	$—
Contingent payments related to acquisitions	63.9	—	—	63.9

	$107.3	$—	$43.4	$63.9

	As of December 31, 2015
	Recorded Balance	Fair Value Measurements at Reporting Date Using:
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$245.4	$—	$245.4	$—
U.S. government and agency debt securities	21.5	—	21.5	—
Commercial paper	4.2	—	4.2	—
Certificates of deposit	2.0	—	2.0	—

Total available-for-sale securities	273.1	—	273.1	—
Derivatives, current and long-term
Foreign currency forward contracts	96.9	—	96.9	—
Interest rate swaps	26.8	—	26.8	—

Total Assets	$396.8	$—	$396.8	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$1.6	$—	$1.6	$—

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

Contingent payments related to acquisitions consist of commercial milestone, cost savings and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of cost savings and sales-based payments is based upon probability-weighted future cost savings and revenue estimates, and increases as cost savings and revenue estimates increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated. The majority of these contingent payments are related to acquisitions that have occurred in 2016 for which the acquisition method of accounting is preliminary. Therefore, we have recognized minimal gains and losses related to these contingent payments in our condensed consolidated statement of earnings.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of the Senior Notes due 2019 and all the Senior Notes due 2021. In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties. The asset value, including accrued interest through the date of termination, was $36.9 million and the amount being amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $34.3 million, of which the unamortized balance as of September 30, 2016 was $33.4 million.

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

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375 million that were accounted for as cash flow hedges of Term Loan B. The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding. The weighted average fixed interest rate for all of the swaps executed is approximately 0.82 percent through September 30, 2019.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2016, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles and Indian Rupees and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2016 through March 2019. As of September 30, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,651.2 million. As of September 30, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $299.5 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on Instrument				Gain (Loss) on Hedged Item
		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Location on Statement of Earnings	September 30,		September 30,		September 30,		September 30,
Derivative Instrument		2016	2015	2016	2015	2016	2015	2016	2015
Interest rate swaps	Interest expense	$(3.8)	$10.8	$10.1	$10.0	$3.8	$(10.8)	$(10.1)	$(10.0)

We had no ineffective fair value hedging instruments during the three and nine month periods ended September 30, 2016 and 2015.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss) Recognized in AOCI				Location on Statement of Earnings	Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,			Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	2016	2015	2016	2015		2016	2015	2016	2015
Foreign exchange forward contracts	$(16.1)	$7.3	$(80.9)	$86.3	Cost of products sold	$18.1	$30.5	$76.5	$91.7
Forward starting interest rate swaps	—	—	—	(38.3)	Interest expense	(0.4)	(0.4)	(1.3)	(0.9)

	$(16.1)	$7.3	$(80.9)	$48.0		$17.7	$30.1	$75.2	$90.8

The net amounts recognized in earnings during the three and nine month periods ended September 30, 2016 and 2015 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2016, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $130.0 million, or $81.3 million after taxes, which is deferred in AOCI. A loss of $4.2 million, or $0.8 million after taxes, is expected to be reclassified to earnings over the next twelve months. The disproportionate amount of net unrealized loss deferred in AOCI and the expected loss reclassification over the next twelve months is due to the significant loss from the forward starting interest rate swaps deferred in AOCI which will be reclassified to earnings over the maturity period of the 4.450% Senior Notes due 2045.

Derivatives Not Designated as Hedging Instruments

The following (losses) gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument		2016	2015	2016	2015
Foreign exchange forward contracts	Other expense, net	$(5.1)	$8.4	$(42.3)	$22.0

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2016 and December 31, 2015, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$31.4	Other current assets	$100.5
Foreign exchange forward contracts	Other assets	8.5	Other assets	19.8
Interest rate swaps	Other assets	—	Other assets	26.8

Total asset derivatives		$39.9		$147.1

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$50.1	Other current liabilities	$16.7
Foreign exchange forward contracts	Other long-term liabilities	22.1	Other long-term liabilities	8.3

Total liability derivatives		$72.2		$25.0

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2016			As of December 31, 2015
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$31.4	22.3	$9.1	$100.5	$16.3	$84.2
Cash flow hedges	Other assets	8.5	6.5	2.0	19.8	7.1	12.7

Liability Derivatives
Cash flow hedges	Other current liabilities	50.1	22.3	27.8	16.7	16.3	0.4
Cash flow hedges	Other long-term liabilities	22.1	6.5	15.6	8.3	7.1	1.2

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

Our effective tax rate (“ETR”) for the three month periods ended September 30, 2016 and 2015 represented a tax benefit of 52.6 percent and a tax provision of 36.3 percent, respectively. For the nine month periods ended September 30, 2016 and 2015, our ETR represented a tax provision of 30.2 percent and 2.7 percent, respectively. Our ETR has been affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions. Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions. Additionally, we have recognized significant adjustments related to the finalization of Biomet tax accounts including deferred taxes recognized on the temporary difference between assets recognized at fair value compared to their tax basis. Adjustments related to finalization of tax accounts resulted in $25.1 million of deferred tax benefits recognized in the three month period ended September 30, 2016. However, in the nine month period ended September 30, 2016, this benefit only partially offset other additional tax provisions recognized earlier in the year related to the finalization of deferred taxes resulting in $27.6 million of net tax provisions.

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

    The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$7.6	$7.6	$22.8	$22.8
Interest cost	4.7	7.2	19.3	18.3
Expected return on plan assets	(10.2)	(12.3)	(35.6)	(34.1)
Curtailment gain	(0.4)	—	(1.0)	—
Amortization of prior service cost	(1.9)	(1.1)	(5.8)	(3.4)
Amortization of unrecognized actuarial loss	5.1	5.0	15.1	13.5

Net periodic pension expense	$4.9	$6.4	$14.8	$17.1

We expect that we will have minimal legally required funding obligations in 2016 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2016. We contributed $11.1 million to our foreign-based defined benefit pension plans in the nine month period ended September 30, 2016, and we expect to contribute $4.6 million to these foreign-based plans during the remainder of 2016.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding for basic net earnings per share	200.1	203.5	199.9	182.1
Effect of dilutive stock options and other equity awards	2.8	2.2	2.4	2.6

Weighted average shares outstanding for diluted net earnings per share	202.9	205.7	202.3	184.7

During the three and nine month periods ended September 30, 2016, an average of 0.1 million options and 0.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock. In the three and nine month periods ended September 30, 2015, an average of 2.2 million options and 0.7 million options, respectively, were not included.

In the three month period ended September 30, 2016, we did not repurchase any shares of our common stock. In the nine month period ended September 30, 2016, we repurchased 4.2 million shares of our common stock at an average price of $98.50 per share for a total cash outlay of $415.5 million, including commissions.

14. Segment Information

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial (“CMF”) and thoracic products; office based technologies; dental implants; and related surgical products. Due to the Biomet merger, we changed our senior management organizational structure which resulted in a change to our operating segments. We now allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. The product category operating segments are Americas Spine, Office Based Technologies, CMF and Dental. The geographic operating segments include results from all of our product categories except those in the product category operating segments. The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Americas Spine operating segment only includes spine product results from the Americas.

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

These seven operating segments are the basis for our reportable segment information provided below. The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reportable segment either individually or combined. For presentation purposes, these product category operating segments have been aggregated. Prior period reportable segment financial information has been restated to conform to the current presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Americas	$948.0	$928.6	$516.1	$487.3
EMEA	333.8	343.0	91.4	104.9
Asia Pacific	272.8	239.9	105.4	114.6
Product Category Operating Segments	278.2	250.7	50.2	61.8
Global Operations and Corporate Functions	—	—	(210.1)	(201.5)

Total	$1,832.8	$1,762.2

Inventory step-up and other inventory and manufacturing related charges			(22.8)	(132.6)
Intangible asset amortization			(164.3)	(122.6)
Special items			(170.4)	(195.9)

Operating profit			$195.5	$116.0

	Net Sales		Operating Profit
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Americas	$2,914.3	$2,107.4	$1,573.7	$1,098.4
EMEA	1,166.6	894.8	369.6	316.5
Asia Pacific	805.2	620.6	330.4	309.1
Product Category Operating Segments	784.7	441.4	184.0	96.3
Global Operations and Corporate Functions	—	—	(635.7)	(479.7)

Total	$5,670.8	$4,064.2

Inventory step-up and other inventory and manufacturing related charges			(357.7)	(151.2)
Intangible asset amortization			(424.7)	(176.0)
Certain claims			—	(7.7)
Special items			(397.0)	(751.9)

Operating profit			$642.6	$253.8

Net sales by product category are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Knees	$631.3	$632.0	$2,031.5	$1,564.8
Hips	440.6	433.5	1,385.7	1,063.9
S.E.T	402.1	370.4	1,215.6	811.3
Dental	95.9	103.4	322.5	220.2
Spine & CMF	183.6	147.7	470.6	256.1
Other	79.3	75.2	244.9	147.9

Total	$1,832.8	$1,762.2	$5,670.8	$4,064.2

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. As of September 30, 2016, all litigation activity in the MDL, Santas and McAllister is stayed until mid-2017 to allow participation in the U.S. Durom Cup Settlement Program, a private program created to resolve actions and claims of eligible U.S. plaintiffs and claimants. Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of September 30, 2016 remains consistent with our estimate as of December 31, 2015, and, accordingly, we did not record any additional expense during the three and nine month periods ended September 30, 2016. With respect to the same prior year periods, we recognized $7.7 million in expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of September 30, 2016, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of September 30, 2016 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of September 30, 2016 of the remaining liability for all Durom Cup-related claims is $299.8 million, of which $75.0 million is classified as short-term in “Other current liabilities” and $224.8 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award. On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur. Remittitur briefs have been filed with the trial court and remain pending. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain. In the future, we could be required to record a charge that could have a material adverse effect on our results of operations and cash flows.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of September 30, 2016, discovery in these lawsuits was ongoing. The initial bellwether trial took place in October 2015. The second bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of September 30, 2016 of the remaining liability for all Biomet metal-on-metal hip implant claims is $60.7 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of September 30, 2016, Biomet had received all of the insurance proceeds it expects to recover under the excess policies. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

Following an appeal by Heraeus, on June 5, 2014, the German appeals court in Frankfurt (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought (the “Frankfurt Decision”). The Heraeus and Biomet parties both sought appeal against the Frankfurt Decision. In a decision dated June 16, 2016, the German Supreme Court dismissed the parties’ appeals without reaching the merits, and no other ordinary appeal is available. The Frankfurt Decision is thus final. As of September 30, 2016, Heraeus had not made a demand for damages.

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

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania. The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products. The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory. Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages in an unspecified amount. The complaint also seeks punitive damages, costs and attorneys’ fees. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Heraeus has not named Biomet as a party to this lawsuit, Biomet has agreed, at

Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order. On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision. A trial is scheduled to commence on June 19, 2017.

On October 15, 2015, Heraeus initiated expedited proceedings against Biomet France, Biomet SAS, Biomet Europe BV, Biomet, Inc., Biomet Orthopedics Switzerland GmbH and Biomet Global Supply Chain Center BV before the Commercial Court in Paris seeking to enjoin these entities from importing certain raw materials subject to the rulings in Germany and from manufacturing, selling or exporting the bone cements made from those raw materials, including under the names of the European Cements. On November 16, 2015, the presiding judge ruled that it had no jurisdiction over Biomet, Inc. and on December 4, 2015, the judge denied the preliminary measures requested by Heraeus. Heraeus has not appealed this ruling, but it filed an action on the merits with these same allegations before the Commercial Court of Romans-sur-Isere, France in September 2016. On December 8, 2015, Heraeus filed separate proceedings against Biomet France, Biomet SAS and Biomet France Holding before the Commercial Court of Romans-Sur-Isere seeking to gain access to certain documents which had been seized during searches of Biomet France’s premises in June 2015. Biomet is defending itself vigorously in these proceedings, which are ongoing.

Heraeus continues to initiate other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against Biomet-related entities relating to the European Cements.

We have accrued an estimated loss relating to the Frankfurt Decision, but have not recognized any losses for lawsuits in other jurisdictions because we do not believe it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Damages relating to the Frankfurt Decision are subject to separate proceedings and therefore it is reasonably possible our estimated loss may change in the future once Heraeus initiates these proceedings. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Stryker patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. Oral argument took place on February 23, 2016. On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue. On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the District Court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $165.0 million that could have a material adverse effect on our results of operations and cash flows.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System regulation at our facility in Montreal, Quebec, Canada. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce, Zhejiang and Montreal. As of September 30, 2016, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, including seizure, injunction and/or civil monetary penalties. Additionally, requests for Certificates to Foreign Governments related to products manufactured at the Ponce facility may not be granted and premarket approval applications for Class III devices to which the quality system regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities. The ultimate outcome of these matters is presently uncertain.

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

The DPA as originally extended was set to expire on March 26, 2016. However, the DOJ and the SEC continue to evaluate the alleged misconduct in Brazil and Mexico, as well as any issues relating to Biomet’s compliance program. The DOJ, the SEC and Biomet have agreed to continue to evaluate and discuss these matters and, therefore, the matter is ongoing as of the date of the filing of this Form 10-Q. Pursuant to the DPA, the DOJ has sole discretion to determine whether conduct by Biomet constitutes a violation or breach of the DPA, and the DOJ has notified Biomet that it believes a breach occurred. The DOJ has informed Biomet that it retains its rights under the DPA to bring further action against Biomet relating to the conduct in Brazil and Mexico disclosed in 2014 or the violations set forth in the DPA. The DOJ could, among other things, revoke the DPA or prosecute Biomet and/or the involved employees and executives. Biomet continues to cooperate with the SEC and the DOJ, and expects that discussions with the SEC and the DOJ will continue. There is no assurance that Biomet will enter into a consensual resolution of this matter with the SEC or the DOJ, and the terms and conditions of any such potential resolution are uncertain. We believe it is probable that Biomet will incur additional liabilities related to these investigations, which we have accrued in “Other current liabilities” as of June 24, 2015, the closing date of the Biomet merger. It is reasonably possible our estimates may change in the near future once the DOJ and SEC complete their investigations and we conclude our discussions regarding possible resolution.

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

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results subsequent to that date. The Biomet merger was a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our revenues and expenses increased significantly in the nine month period ended September 30, 2016 compared to the same prior year period. In the three month period ended September 30, 2016, there were no significant year-over-year increases due to the Biomet merger, since the prior year period included the results of Biomet. In 2016, we have completed other acquisitions which have increased our revenues and expenses to a lesser extent.

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2016

In 2016, we have continued to make progress in our commercial and operational integration of Biomet and other acquisitions across all geographies and functions. Despite this progress, revenues in the three month period ended September 30, 2016 were below our expectations due in part to some temporary disruption in product supply in certain Knee, Hip, Upper Extremities and Sports Medicine product lines related to several factors, including implementation of operational process enhancements that have resulted in various shipment delays, and manufacturing forecasting constraints related to continued integration of our supply chain. In the three month period ended September 30, 2016, we saw increased demand for certain Knee, Hip and Upper Extremities products, particularly related to cross-selling various offerings across the combined Zimmer Biomet portfolio. The increased demand has temporarily impacted our ability to effectively respond to this shifting product mix. In response, we have accelerated work to enhance certain aspects of our supply chain infrastructure as we harmonize and optimize our sourcing, manufacturing and quality management systems. We are in the process of deploying new demand planning and production planning tools. Upon full implementation, these integrated tools will better ensure our ability to forecast and satisfy product demand in the future.

Our sales for the three and nine month periods ended September 30, 2016 increased by 4.0 percent and 39.5 percent, respectively, compared to the same prior year periods. As discussed above, the sales growth in the nine month period was primarily due to the Biomet merger. In the three month period, volume/mix growth from our organic businesses and acquisitions was partially offset by the negative effects of continued, but stable, pricing pressure in all of our geographic regions. In the three month period, the acquisition of LDR contributed approximately 1.9 percent volume/mix growth.

In the three and nine month periods ended September 30, 2016, our net earnings increased compared to the same prior year periods. The primary drivers of the improved earnings performance were the absence in the 2016 periods of significant expenses incurred in the prior year periods in connection with completing the Biomet merger. As a result of the merger, we recognized significant expenses in the 2015 periods due to the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges. While we did incur similar expenses in the 2016 periods for recent acquisitions, they were less significant.

2016 Outlook

To date in 2016, we have completed our acquisitions of Cayenne, CTC, LDR, Medtech and CD Diagnostics. These acquisitions bring important complementary technologies to the Zimmer Biomet product portfolio. While the acquisitions of these companies will increase our sales, we expect to incur additional expenses as we integrate these companies. Taking into consideration the operating and integration-related expenses of these acquisitions, they are not expected to increase our net earnings in the near-term.

Due to the previously mentioned supply constraints, we now expect our sales growth to be below market rates in the fourth quarter of 2016. Our previous estimates were to be at or above market growth rates in the fourth quarter of 2016. As of September 30, 2016, we have recognized all of the expense associated with stepping up the acquired Biomet inventory to fair value. Therefore, in the fourth quarter of 2016, our cost of products sold for Biomet products will reflect their cost value, resulting in lower expense and improved gross profits. However, we estimate that we will recognize lower gains from our hedging program in the fourth quarter of 2016 compared to the same prior year period, which will partially offset the favorability from the decreased inventory step-up expense. We expect R&D expense will increase in the fourth quarter of 2016 compared to the same prior year period due to R&D expense of the acquired businesses, but will continue to be in a range of 4.5 to 5.0 percent of sales for the year. Selling, general and administrative (“SG&A”) expense in 2016 is expected to approximate 38 percent of sales, which will be similar to the prior year. We estimate “Special items” expense will continue to be significant as we continue our Biomet integration activities as well as our integration activities with the recently acquired companies. Interest expense will increase in the fourth quarter of 2016 compared to the same prior year period due to the debt borrowed to fund the LDR acquisition.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,
	2016	2015	% Inc (Dec)	Volume / Mix	Divestiture Impact	Price	Foreign Exchange
Americas	$1,175.9	$1,133.5	3.7%	5.5%	—	(1.8)%	—%
EMEA	368.8	375.2	(1.7)	1.8	—	(0.9)	(2.6)
Asia Pacific	288.1	253.5	13.7	9.9	(0.9)	(3.5)	8.2

Total	$1,832.8	$1,762.2	4.0	5.4	(0.1)	(1.9)	0.6

Impact of LDR Holding Corporation			(1.9)	(1.9)	—	—	—

% Change excluding LDR Holding Corporation			2.1	3.5	(0.1)	(1.9)	0.6

	Nine Months Ended September 30,
	2016	2015	% Inc	Volume / Mix	Divestiture Impact	Price	Foreign Exchange
Americas	$3,534.1	$2,458.2	43.8%	47.3%	(1.2)	(2.0)%	(0.3)%
EMEA	1,286.0	964.2	33.4	38.3	(1.0)	(0.7)	(3.2)
Asia Pacific	850.7	641.8	32.5	32.6	(0.8)	(2.4)	3.1

Total	$5,670.8	$4,064.2	39.5	42.9	(1.1)	(1.8)	(0.5)

Impact of LDR Holding Corporation			(0.6)	(0.6)	—	—	—

% Change excluding LDR Holding Corporation			38.9	42.3	(1.1)	(1.8)	(0.5)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended September 30,
	2016	2015	% Inc / (Dec)	Volume / Mix	Divestiture Impact	Price	Foreign Exchange
Knees	$631.3	$632.0	(0.1)%	1.9%	(0.3)	(2.0)%	0.3%
Hips	440.6	433.5	1.7	3.0	—	(2.4)	1.1
S.E.T.	402.1	370.4	8.5	8.7	(0.1)	(0.9)	0.8
Dental	95.9	103.4	(7.3)	(7.1)	—	(0.5)	0.3
Spine & CMF	183.6	147.7	24.3	27.2	—	(3.3)	0.4
Other	79.3	75.2	5.4	6.4	—	(1.2)	0.2

Total	$1,832.8	$1,762.2	4.0	5.4	(0.1)	(1.9)	0.6

Impact of LDR Holding Corporation			(1.9)	(1.9)	—	—	—

% Change excluding LDR Holding Corporation			2.1	3.5	(0.1)	(1.9)	0.6

	Nine Months Ended September 30,
	2016	2015	% Inc	Volume / Mix	Divestiture Impact	Price	Foreign Exchange
Knees	$2,031.5	$1,564.8	29.8%	34.4%	(1.7)	(2.0)%	(0.9)%
Hips	1,385.7	1,063.9	30.3	33.2	—	(2.7)	(0.2)
S.E.T.	1,215.6	811.3	49.8	51.7	(0.5)	(1.3)	(0.1)
Dental	322.5	220.2	46.4	42.1	—	4.8	(0.5)
Spine & CMF	470.6	256.1	83.7	87.4	—	(3.5)	(0.2)
Other	244.9	147.9	65.6	76.4	(8.5)	(1.7)	(0.6)

Total	$5,670.8	$4,064.2	39.5	42.9	(1.1)	(1.8)	(0.5)

Impact of LDR Holding Corporation			(0.6)	(0.6)	—	—	—

% Change excluding LDR Holding Corporation			38.9	42.3	(1.1)	(1.8)	(0.5)

The following tables present our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,		% Inc /	Nine Months Ended September 30,
	2016	2015	(Dec)	2016	2015	% Inc
Knees
Americas	$397.3	$401.1	(0.9)%	$1,243.9	$950.0	30.9%
EMEA	130.2	134.1	(2.8)	472.8	368.5	28.3
Asia Pacific	103.8	96.8	7.2	314.8	246.3	27.8

Total	$631.3	$632.0	(0.1)	$2,031.5	$1,564.8	29.8

Hips
Americas	$239.0	$239.6	(0.3)%	$733.4	$539.8	35.9%
EMEA	112.2	116.6	(3.7)	387.8	319.5	21.4
Asia Pacific	89.4	77.3	15.7	264.5	204.6	29.3

Total	$440.6	$433.5	1.7	$1,385.7	$1,063.9	30.3

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 5.3 percentage points of year-over-year sales growth during the three month period ended September 30, 2016. Volume/mix growth was driven by recent product introductions, sales in key emerging markets, an aging population and 2016 acquisitions.

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

Pricing Trends

Global selling prices had a negative effect of 1.9 percentage points on year-over-year sales during the three month period ended September 30, 2016. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended September 30, 2016, changes in foreign currency exchange rates had a positive 0.6 percentage points effect on year-over-year sales. If foreign currency exchange rates remain consistent with September 30, 2016 rates, we estimate the effect of foreign currency exchange rates will have a negative effect of approximately 0.3 percent on our year-over-year sales in 2016. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes to foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

Knee sales slightly declined in the three month period ended September 30, 2016 when compared to the same prior year period due primarily to previously mentioned supply issues. Knee sales volume/mix growth was led by Persona® The Personalized Knee System, the Vanguard® 360 Revision Knee System and the Oxford® Partial Knee. This growth was more than offset by continued pricing pressure.

Hips

Hip sales increased in the three month period ended September 30, 2016 when compared to the same prior year period due to volume/mix growth, partially offset by continued pricing pressure and the previously mentioned supply issues. Hip sales growth was led by our Taperloc® Hip System and our vitamin E advanced bearing materials.

S.E.T.

Our S.E.T product category sales increased in the three month period ended September 30, 2016 when compared to the same prior year period. We were able to achieve sales growth relative to the prior year period in each of this product category’s sub-categories.

Dental

Dental sales declined in the three month period ended September 30, 2016 when compared to the same prior year period. Looking forward, we must improve our commercial execution to get back to market growth rates.

Spine and CMF

Spine and CMF sales increased in the three month period ended September 30, 2016 when compared to the same prior year period due to the LDR acquistion and continuing strong sales of our CMF products.

Expenses as a Percentage of Net Sales

	Three Months Ended September 30,		% Inc	Nine Months Ended September 30,		% Inc
	2016	2015	(Dec)	2016	2015	(Dec)
Cost of products sold, excluding intangible asset amortization	26.2%	31.3%	(5.1)%	31.0%	27.8%	3.2
Intangible asset amortization	9.0	7.0	2.0	7.5	4.3	3.2
Research and development	5.2	4.7	0.5	4.8	4.5	0.3
Selling, general and administrative	39.7	39.3	0.4	38.4	38.4	—
Certain claims	—	—	—	—	0.2	(0.2)
Special items	9.3	11.1	(1.8)	7.0	18.5	(11.5)
Operating profit	10.7	6.6	4.1	11.3	6.2	5.1

The fluctuations in cost of products sold as a percentage of net sales for the 2016 periods compared to the same prior year periods were primarily due to the timing of additional expense from stepping up the acquired Biomet inventory to fair value. In the three month period ended September 30, 2016, we did not recognize any inventory step-up expense from the Biomet merger since we had sold all acquired inventory prior to this period. However, in the nine month period ended September 30, 2016, inventory step-up expense was higher than the prior year period because we recognized inventory step-up expense in the first half of 2016 compared to the prior year when we had only recognized expense starting on the closing date of the Biomet merger through

September 30, 2015. Other factors that were favorable to cost of products sold as a percentage of net sales in the 2016 periods compared to the same prior year periods included lower excess and obsolete inventory charges and lower expense from the U.S. medical device excise tax. Factors that were unfavorable to cost of products sold as a percentage of net sales in the 2016 periods compared to the same prior year periods were lower hedge gains and the effect of lower average selling prices. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.

Intangible asset amortization expense and intangible asset amortization as a percentage of net sales for the 2016 periods compared to the same prior year periods increased due to amortization expense associated with the intangible assets acquired as a result of the Biomet merger as well as the acquisitions that occurred in 2016.

R&D expenses and R&D as a percentage of net sales increased in the 2016 periods compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger as well as our other acquisitions. The combination of our R&D functions subsequent to the merger will allow us to allocate a greater portion of the combined R&D spending towards innovations to address unmet needs and create new-market adjacencies. We expect R&D spending in 2016 to be between 4.5 and 5.0 percent of sales.

SG&A expenses increased in the 2016 periods when compared to the same prior year periods, while SG&A expenses as a percentage of sales were similar in the 2016 periods when compared to the same prior year periods. The primary driver of the increased expense was the Biomet merger. SG&A expenses as a percentage of net sales increased slightly in the three month period ended September 30, 2016 compared to the same prior year period due to the 2016 acquisitions as well as ongoing investments in our specialized sales forces.

“Special items” expenses decreased in dollars and as a percentage of net sales in the 2016 periods compared to the same prior year periods. The decreases were primarily due to expenses related to completing the Biomet merger being lower in the 2016 periods than in the 2015 periods. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Income (Expense), Net, Interest Income, Interest Expense and Income Taxes

In both 2016 periods, other expense, net, was primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss. In 2016, other expense, net, also contained gains recognized when we acquired companies in which we already had an equity interest where the fair value of our equity interest was higher than its carrying value. In the 2015 periods, in addition to the foreign currency-related expense, other income (expense), net, included the call premium expense we recognized when we repaid Biomet’s senior notes and costs that we recognized for the bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger (applicable to the nine month period only).

Net interest expense increased in the three and nine month periods ended September 30, 2016, compared to the same prior year periods, due to the issuance of Merger Notes in March 2015 in anticipation of the Biomet merger and the incurrence of additional debt in 2016 for the LDR acquisition.

Our effective tax rate (“ETR”) on earnings before income taxes has been significantly influenced by the Biomet merger and other acquisitions. We have incurred significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions. Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions. Additionally, we have recognized significant adjustments related to the finalization of Biomet tax accounts, including deferred taxes recognized on the temporary difference between assets recognized at fair value compared to their tax basis. Adjustments related to finalization of tax accounts resulted in $25.1 million of deferred tax benefits recognized in the three month period ended September 30, 2016. However, in the nine month period ended September 30, 2016, this benefit only partially offset other additional tax provisions recognized earlier in the year related to the finalization of deferred taxes resulting in $27.6 million of net tax provisions. We are subject to taxation in the U.S. and numerous foreign jurisdictions. Our ETR in future quarters could potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas, operating profit as a percentage of sales increased in the three and nine month periods ended September 30, 2016 compared to the same prior year periods due to synergies from the Biomet merger and a two year moratorium on the U.S. medical device excise tax. Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we still have a portion of the tax paid prior to the moratorium included in the cost of inventory and we will continue to recognize expense, albeit at a lower level than in 2015, related to the tax through the fourth quarter of 2016. We intend to invest the savings from the medical device excise tax moratorium into our business in areas such as R&D, sales force specialization and medical training and education.

In the EMEA operating segment, operating profit as a percentage of sales declined in the three and nine month periods ended September 30, 2016 compared to the same prior year periods due to the increased expenses related to the Biomet merger and a reduced impact of hedge gains. In EMEA, even though our integration plans are on schedule, it will take longer to realize the full synergies of the merger compared to other segments due to complexities of the various countries in which we operate.

In the Asia Pacific segment, operating profit as a percentage of sales declined in the three and nine month periods ended September 30, 2016 compared to the same prior year periods due to the increased expenses related to the Biomet merger and a reduced impact of hedge gains.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up, certain inventory and manufacturing-related charges connected to quality enhancement and remediation efforts, intangible asset amortization, “Special items,” “Certain claims,” financing and other expenses/gains related to the Biomet merger and other acquisitions, the interest expense incurred on the Merger Notes during the period prior to the consummation of the Biomet merger and any related effects on our income tax provision associated with these items. We use this information internally and believe it is helpful to investors because it provides useful period-to-period comparisons of our operating results, it helps to perform trend analysis and to better identify operating trends that may otherwise be masked or distorted by these types of items due to their volatility, and it provides additional transparency of certain items. Certain of these non-GAAP financial measures are used as metrics for our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Earnings of Zimmer Biomet Holdings, Inc.	$158.8	$22.2	$236.3	$20.0
Inventory step-up and other inventory and manufacturing-related charges	22.8	132.6	357.7	151.2
Certain claims	—	—	—	7.7
Intangible asset amortization	164.3	122.6	424.7	176.0
Special items
Biomet merger-related	113.8	146.6	313.5	563.0
Other special items	56.6	49.3	83.5	188.9
Merger-related (income) expenses in other (expense) income, net	(2.6)	(11.9)	(1.1)	33.1
Interest expense on Biomet merger financing	—	—	—	70.0
Taxes on above items(1)	(111.6)	(129.2)	(297.0)	(363.6)
Biomet merger-related measurement period tax adjustments(2)	—	—	52.7	—
Other certain tax adjustments(3)	(39.7)	6.2	6.4	35.9

Adjusted Net Earnings	$362.4	$338.4	$1,176.7	$882.2

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.
(2)	The 2016 period includes negative effects from finalizing the tax accounts for the Biomet merger. Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.
(3)	Other certain tax adjustments primarily include the $25.1 million favorable adjustment to certain deferred tax liabilities recognized as part of acquisition-related accounting in the three month period ended September 30, 2016 offset by internal restructuring transactions that provide the Company access to offshore funds in a tax efficient manner in the nine month period ended September 30, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted EPS	$0.78	$0.11	$1.17	$0.11
Inventory step-up and other inventory and manufacturing-related charges	0.11	0.64	1.77	0.82
Certain claims	—	—	—	0.04
Intangible asset amortization	0.81	0.60	2.10	0.95
Special items
Biomet merger-related	0.56	0.71	1.55	3.05
Other special items	0.28	0.24	0.41	1.02
Merger-related (income) expenses in other (expense) income, net	(0.01)	(0.06)	(0.01)	0.18
Interest expense on Biomet merger financing	—	—	—	0.38
Taxes on above items(1)	(0.55)	(0.64)	(1.47)	(1.98)
Biomet merger-related measurement period tax adjustments(2)	—	—	0.26	—
Other certain tax adjustments(3)	(0.19)	0.04	0.04	0.21

Adjusted Diluted EPS	$1.79	$1.64	$5.82	$4.78

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.
(2)	The 2016 period includes negative effects from finalizing the tax accounts for the Biomet merger. Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.
(3)	Other certain tax adjustments primarily include the $25.1 million favorable adjustment to certain deferred tax liabilities recognized as part of acquisition-related accounting in the three month period ended September 30, 2016 offset by internal restructuring transactions that provide the Company access to offshore funds in a tax efficient manner in the nine month period ended September 30, 2016.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,005.0 million in the nine month period ended September 30, 2016, compared to $387.3 million in the same prior year period. The increased cash flows provided by operating activities in the 2016 period were primarily due to a $97.6 million loss on our forward starting interest rate swaps we settled in March 2015, lower inventory investments in 2016 compared to 2015, cash outflows related to completing the Biomet merger in the 2015 period and increased cash flows from owning Biomet for the entire 2016 period.

Cash flows used in investing activities were $1,544.7 million in the nine month period ended September 30, 2016, compared to $7,626.6 million in the same prior year period. Instrument and property, plant and equipment additions increased due to the Biomet merger as we continue to invest in the combined company product portfolio and optimize our manufacturing and logistics network. Purchases of investments in debt securities have declined because as investments matured we used the cash to pay off debt and repurchase shares of our common stock. In the 2016 period, we also invested in the Cayenne, CTC, LDR, CD Diagnostics and Medtech acquisitions and other various assets.

Cash flows used in financing activities were $434.1 million in the nine month period ended September 30, 2016, compared to cash inflows of $7,645.1 million in the same prior year period. We issued the Merger Notes in the 2015 period in anticipation of the Biomet merger, which resulted in proceeds and related debt issuance costs. In the nine month period ended September 30, 2016, we paid off a portion of the debt incurred for the Biomet merger and repurchased shares of our common stock.

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

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. The previous program expired on February 29, 2016. As of September 30, 2016, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation. We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases. If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies from the Biomet merger, we expect cash outlays related to our integration plans to be approximately $330.0 million in 2016. These cash outlays are necessary to achieve our integration goals of net annual pre-tax operating profit synergies of $350.0 million by the end of the third year post-closing date.

As discussed in Note 11 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2005 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also, as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of September 30, 2016, a short-term liability of $75.0 million and long-term liability of $224.8 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of September 30, 2016, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. As of September 30, 2016, we also had a short-term liability of $60.7 million related to Biomet metal-on-metal hip implant claims.

At September 30, 2016, we had ten tranches of senior notes outstanding as follows (dollars in millions):

Principal	Interest Rate	Maturity Date
$500.0	1.450%	April 1, 2017
1,150.0	2.000	April 1, 2018
500.0	4.625	November 30, 2019
1,500.0	2.700	April 1, 2020
300.0	3.375	November 30, 2021
750.0	3.150	April 1, 2022
2,000.0	3.550	April 1, 2025
500.0	4.250	August 15, 2035
500.0	5.750	November 30, 2039
1,250.0	4.450	August 15, 2045

We also had three term loans with total principal of $2,666.2 million outstanding as of September 30, 2016.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021. There were no outstanding borrowings on this facility as of September 30, 2016. We also have other available uncommitted credit facilities totaling $47.6 million as of September 30, 2016.

For additional information on our debt, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2016, $337.7 million of our cash and cash equivalents and short-term and long-term investments were held in jurisdictions outside of the U.S. Of this amount, $42.0 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $4,685.6 million, which we plan to repatriate to the U.S. in future periods. We have estimated a long-term deferred tax liability of $1,583.3 million for the estimated tax impact of this repatriation.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of September 30, 2016, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $241.6 million. With allowances for doubtful accounts of $20.6 million recorded in those countries, the net balance was $221.0 million, representing 15 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $194.8 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three or nine month periods ended September 30, 2016 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;

•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;

•	the effect of mergers and acquisitions on our relationships with customers, vendors and lenders and on our operating results and business generally;

•	Biomet’s compliance with the terms of its Deferred Prosecution Agreement, as extended;

•	the outcome of government investigations;

•	competition;

•	pricing pressures;

•	the impact of the federal healthcare reform measures, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA, while continuing to satisfy the demand for our products;

•	the success of our quality and operational excellence initiatives;

•	changes in tax obligations arising from tax reform measures, including the European Union rules on state aid, or examinations by tax authorities;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	dependence on new product development, technological advances and innovation;

•	product liability and intellectual property litigation losses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	the possible disruptive effect of additional strategic acquistions and our ability to successfully integrate acquired companies;

•	our ability to form and implement alliances;

•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries;

•	changes in prices of raw materials and products and our ability to control costs and expenses; and

•	shifts in our product category sales mix or our regional sales mix away from products or geographic regions that generate higher operating margins.

Our Annual Report on Form 10-K for the year ended December 31, 2015, our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

Readers of this report are cautioned not to place undue reliance on these forward-looking statements. While we believe the assumptions on which the forward-looking statements are based are reasonable, there can be no assurance that these forward-looking statements will prove to be accurate. This cautionary statement is applicable to all forward-looking statements contained in this report.

We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our Form 10-Q, 8-K and 10-K reports and our other filings with the SEC.

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

Changes in Internal Control Over Financial Reporting

As previously reported, we completed the Biomet merger on June 24, 2015. In our Annual Report on Form 10-K for the year ended December 31, 2015, we excluded Biomet from our assessment of internal control over financial reporting. We are in the process of documenting and testing Biomet’s internal control over financial reporting and will incorporate Biomet into our assessment of internal control over financial reporting as of December 31, 2016. We have extended our oversight and monitoring processes that support internal control over financial reporting to include Biomet’s operations and we are continuing to integrate the acquired operations of Biomet. Therefore, there were changes in our internal controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016.

The risk factor entitled “Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our common stock to decline” is deleted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended September 30, 2016, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	Underwriting Agreement, dated as of August 9, 2016, among Zimmer Biomet Holdings, Inc., Goldman, Sachs & Co. and J.P. Morgan Securities LLC, and each of the selling stockholders named in Schedule II thereto (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed August 12, 2016)

10.2	Credit Agreement, dated as of September 30, 2016, among the Company, Zimmer Biomet G.K., ZB Investment Luxembourg S.A.R.L., the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2016)

10.3	First Amendment, dated as of September 30, 2016, to the Credit Agreement dated as of May 29, 2014 among the Company, Zimmer Biomet G.K., ZB Investment Luxembourg S.A.R.L., the borrowing subsidiaries from time to time party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 5, 2016)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 8, 2016	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: November 8, 2016	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer