Form 10-K
period 2016-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2017-03-01
CIK 1136869

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2016

Commission file number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)
345 East Main Street Warsaw, Indiana	46580

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 267-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
1.414% Notes due 2022	New York Stock Exchange
2.425% Notes due 2026	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).  Yes  ☐        No  ☑

The aggregate market value of shares held by non-affiliates was $23,998,830,521 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2016 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 22, 2017, 201,101,794 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2017 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Overview

Zimmer Biomet is a global leader in musculoskeletal healthcare. We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; office based technologies; spine, craniomaxillofacial and thoracic products; dental implants; and related surgical products. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives. In this report, “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer collectively to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

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

We have operations throughout the world. We manage our operations through three major geographic operating segments and four product category operating segments. Our three major geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. Our four product category operating segments, which are individually not as significant as our geographic operating segments, are as follows: 1) Americas Spine; 2) Office Based Technologies; 3) Craniomaxillofacial and Thoracic (“CMF”); and 4) Dental.

We market and sell products through three principal channels: 1) direct to healthcare institutions, such as hospitals, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. With direct channel accounts, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product. Direct channel accounts represented approximately 80 percent of our net sales in 2016. No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2016.

We stock inventory in our warehouse facilities and retain title to consigned inventory in an effort to have sufficient quantities available when products are needed for surgical procedures. Safety stock levels are determined based on a number of factors, including demand, manufacturing lead times and quantities required to maintain service levels. We also carry trade accounts receivable balances based on credit terms that are generally consistent with local market practices.

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

We allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. We are organized through a combination of geographic and product category operating segments for various reasons, including the distribution channels through which products are sold. Our product category operating segments generally have distribution channels focused specifically on those product categories, whereas our geographic operating segments have distribution channels that sell multiple product categories. The following is a summary of our seven operating segments. See Note 18 to the consolidated financial statements for more information regarding our segments.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Americas.    The Americas geographic operating segment is our largest operating segment. The U.S. accounts for 93 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA.    The EMEA geographic operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom collectively account for 57 percent of net sales in the region. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific.    The Asia Pacific geographic operating segment includes key markets such as Japan, Australia, New Zealand, Korea, China, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for 44 percent of the region’s sales. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. We have a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

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

Office Based Technologies.    Our Office Based Technologies product category operating segment only sells to U.S. customers. In this product category, we market our products to doctors who prescribe them for use by patients. The products are mostly provided directly by Zimmer Biomet to patients and are paid for through patients’ insurance or by patients themselves. Products are also sold through wholesale channels on a limited basis.

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

We generally ship our orders via expedited courier. We do not consider our back orders of firm orders to be material to an understanding of our business.

Products

Our products include orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; office based technologies, spine and CMF products; dental implants; and related surgical products.

KNEES

Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articular surface (placed on the tibial tray). Knee replacement surgeries include first-time, or primary, joint replacement procedures and revision procedures for the replacement,

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

1 Registered trademark of Seikagaku Corporation

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

Our significant spine and CMF brands include the following:

•	Polaris™ Spinal System
•	Timberline® Lateral Fusion System
•	Mobi-C® Cervical Disc
•	SternaLock® Blu Closure System
•	SternaLock® Rigid Sternal Fixation

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

OTHER

Our other product category primarily includes our bone cement and office based technology products. Our significant brands include the following:

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

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations. As of December 31, 2016, we employed approximately 2,000 research and development employees worldwide.

2 Registered trademark of Heraeus Medical GmbH

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices. We are also subject to periodic inspection by the FDA for compliance with its Quality System Regulation (21 CFR Part 820) (“QSR”), among other FDA requirements, such as restrictions on advertising and promotion. Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation. The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices. QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products. The FDA makes announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction. The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations. For information regarding certain warning letters and FDA Form 483 inspectional observations that we are addressing, see Note 20 to the consolidated financial statements.

The FDA, in cooperation with U.S. Customs and Border Protection (“CBP”), administers controls over the import of medical devices into the U.S. The CBP imposes its own regulatory requirements on the import of our products, including inspection and possible sanctions for noncompliance. We are also subject to foreign trade controls administered by certain U.S. government agencies, including the Bureau of Industry and Security within the Commerce Department and the Office of Foreign Assets Control within the Treasury Department (“OFAC”).

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

certification to a quality system (e.g., ISO 13485 certification) enable the manufacturer to place a CE mark on its products. To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality system and the product’s conformity to the requirements of the Medical Device Directive. We are subject to inspection by the Notified Bodies for compliance with these requirements. In addition, many countries, including Canada and Japan, have very specific additional regulatory requirements for quality assurance and manufacturing with which we must comply.

Further, we are subject to other federal, state and foreign laws concerning healthcare fraud and abuse, including false claims and anti-kickback laws, as well as the U.S. Physician Payments Sunshine Act and similar state and foreign healthcare professional payment transparency laws. These laws are administered by, among others, the DOJ, the Office of Inspector General of the Department of Health and Human Services (“OIG-HHS”), state attorneys general and various foreign government agencies. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs.

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (“FCPA”). Our global operations are also subject to foreign anti-corruption laws, such as the UK Bribery Act, among others. As part of our global compliance program, we seek to address anti-corruption risks proactively. On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries. As part of that settlement, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ. For information regarding the DPA, see Note 20 to the consolidated financial statements.

Our facilities and operations are also subject to complex federal, state, local and foreign environmental and occupational safety laws and regulations, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean-up of properties contaminated by pollutants. We do not expect that the ongoing costs of compliance with these environmental requirements will have a material impact on our consolidated earnings, capital expenditures or competitive position.

In addition, we are subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Certain of our affiliates are subject to privacy and security regulations promulgated under the Health Insurance Portability and Accountability Act of 1996 and the Health Information Technology for Economic and Clinical Health Act (collectively, “HIPAA”). The FDA also has issued guidance to which we may be subject concerning data security for medical devices.

International data protection laws, including the European Union (“EU”) Data Protection Directive and member state implementing legislation, may also apply to some of our operations. The EU Data Protection Directive imposes strict obligations and restrictions on the ability to collect, analyze and transfer EU personal data. Moreover, the General Data Protection Regulation, an EU-wide regulation that will be fully enforceable by May 25, 2018, will introduce new data protection requirements in the EU and substantial fines for violations of the data protection rules.

Failure to comply with U.S. and international data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business.

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

In the spine and CMF categories, we compete globally primarily with the spinal and biologic business of Medtronic plc, the DePuy Synthes Companies, Stryker Corporation, NuVasive, Inc. and Globus Medical, Inc.

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

We have improved our manufacturing processes to harmonize and optimize our quality systems and to protect our

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with vendors, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements over 8,000 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

Employees

As of December 31, 2016, we employed approximately 18,500 employees worldwide, including approximately 2,000 employees dedicated to research and development. Approximately 8,700 employees are located within the U.S. and approximately 9,800 employees are located outside of the U.S., primarily throughout Europe and in Japan. We have approximately 7,800 employees dedicated to manufacturing our products worldwide. The Warsaw, Indiana production facilities employ approximately 2,600 employees in the aggregate.

We have production employees represented by a labor union in each of Dover, Ohio and Bridgend, South Wales. We have other employees in Europe who are represented by Works Councils. We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 19, 2017.

Name	Age	Position
David C. Dvorak	53	President and Chief Executive Officer
Daniel P. Florin	52	Senior Vice President and Chief Financial Officer
Tony W. Collins	48	Vice President, Corporate Controller and Chief Accounting Officer
Robert D. Delp	47	President, Americas
Adam R. Johnson	39	Group President, Spine, Dental, CMF and Thoracic
Katarzyna Mazur-Hofsaess, M.D., Ph.D.	53	President, Europe, Middle East and Africa
David A. Nolan Jr.	51	Group President, Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle, Office Based Technologies and Zimmer Biomet Signature Solutions
Chad F. Phipps	45	Senior Vice President, General Counsel and Secretary
Daniel E. Williamson	51	Group President, Joint Reconstruction
Sang Yi	55	President, Asia Pacific

Mr. Dvorak was appointed President, Chief Executive Officer and a member of the Board of Directors in May 2007. He championed Zimmer’s acquisition of Biomet, positioning the combined Zimmer Biomet as a global leader in musculoskeletal healthcare. Prior to his appointment as President and Chief Executive Officer, Mr. Dvorak served as Group President, Global Businesses and Chief Legal Officer from December 2005. From October 2003 to December 2005, he served as Executive Vice President, Corporate Services, Chief Counsel and Secretary, as well as Chief Compliance Officer. Mr. Dvorak joined the Company (then Zimmer) as Senior Vice President,

Corporate Affairs and General Counsel in December 2001, shortly following the Company’s spin-off from its former parent.

Mr. Florin was appointed Senior Vice President and Chief Financial Officer effective June 2015. He served as Senior Vice President and Chief Financial Officer of Biomet from June 2007 to June 2015. Prior to joining Biomet, Mr. Florin served as Vice President and Corporate Controller of Boston Scientific Corporation from 2001 through May 2007. Before being appointed Corporate Controller in 2001, Mr. Florin served in financial leadership positions within Boston

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

Mr. Delp was appointed President, Americas effective January 2017. He is responsible for the Company’s sales and management of the direct and indirect sales channels in the Americas region, including the United States, Canada and Latin America. He served as Vice President, U.S. Sales from June 2015 until assuming his current role. Mr. Delp previously served in commercial Vice President roles with Biomet from October 2007 until June 2015. Prior to those appointments, Mr. Delp held numerous positions within the musculoskeletal healthcare field, where he began his career in 1995.

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

Mr. Nolan was appointed Group President effective June 2015. He has responsibility for the Company’s Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle, Office Based Technologies and Zimmer Biomet Signature Solutions businesses. He joined the Company (then Zimmer) in November 2012 as Senior Vice President, Sales. From January 2014 to June 2015, he served as Senior Vice President, Sales and Advanced Solutions. Prior to joining Zimmer, Mr. Nolan served as President, Biomet Sports Medicine, Extremities and Trauma from 2011 to 2012 and as President, Biomet Sports Medicine from 2001 to 2011. He joined Biomet in 1996.

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

•	announcements of investor conferences and events at which our executives talk about our products and competitive strategies, as well as archives of these events;
•	press releases on quarterly earnings, product announcements, legal developments and other material news that we may post from time to time;
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

We may not be able to effectively integrate acquired businesses into our operations or achieve expected cost savings or profitability from our acquisitions.

Our acquisitions involve numerous risks, including:

•	unforeseen difficulties in integrating personnel and sales forces, operations, manufacturing, logistics, research and development, information technology, communications, purchasing, accounting, marketing, administration and other systems and processes;
•	harmonizing and optimizing quality systems and operations;
•	diversion of financial and management resources from existing operations;
•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•	potential loss of key employees;
•	unforeseen liabilities associated with businesses acquired; and
•	inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

We incurred substantial additional indebtedness in connection with the Biomet and LDR mergers and may not be able to meet all of our debt obligations.

We incurred substantial additional indebtedness in connection with the Biomet and LDR Holding Corporation (“LDR”) mergers. At December 31, 2016, our total indebtedness was $11.2 billion, as compared to $1.4 billion at December 31, 2014. We funded the cash portion of the Biomet merger consideration, the pay-off of certain indebtedness of Biomet and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from a $7.65 billion issuance of senior unsecured notes in March 2015 and borrowings of $3.0 billion under a five-year term loan in June 2015. In addition, in September 2016, we borrowed $750 million under a three-year unsecured term loan facility and utilized these funds to repay outstanding borrowings under our revolving facility incurred in connection with the acquisition of LDR. Also, in December 2016, we issued €1.0 billion aggregate principal amount of Euro-denominated senior notes and used the proceeds to repay a portion of the U.S. dollar-denominated senior notes issued in connection with the Biomet merger. As of December 31, 2016, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next 12 months are expected to be $891.1 million. As a result of the increase in our debt, demands on our cash resources have increased. The increased level of debt could, among other things:

•

require us to dedicate a large portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures, research and development expenditures and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures, research and development expenditures and other general corporate requirements;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	adversely affect our credit rating, with the result that the cost of servicing our indebtedness might increase and our ability to obtain surety bonds could be impaired;
•	adversely affect the market price of our common stock; and
•	limit our ability to apply proceeds from a future offering or asset sale to purposes other than the servicing and repayment of debt.

If we fail to comply with healthcare fraud and abuse or data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

We are also subject to federal, state and international data privacy and security laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information. Certain of our affiliates are subject to privacy and security regulations promulgated under HIPAA. The FDA also has issued guidance to which we may be subject concerning data security for medical devices.

International data protection laws, including the EU Data Protection Directive and member state implementing legislation, may also apply to some of our operations and restrict our ability to collect, analyze and transfer EU personal data. Moreover, the General Data Protection Regulation, an EU-wide regulation that will be fully enforceable by May 25, 2018, will introduce new data protection requirements in the EU and substantial fines for violations of the data protection rules.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change.

If we fail to comply with the terms of the DPA that we entered into in January 2017, we may be subject to criminal prosecution and/or exclusion from federal healthcare programs.

On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.

As part of the settlement, we entered into a DPA with the DOJ. A copy of the DPA is incorporated by reference as an exhibit to this report.

If we do not comply with the terms of the DPA, we could be subject to prosecution for violating the internal controls provisions of the FCPA and the conduct of Biomet and its subsidiaries described in the DPA, which conduct pre-dated our acquisition of Biomet, as well as any new or continuing violations. We could also be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations. Compliance with the FDA’s requirements, including the QSR, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA, which may result in observations on Form 483, and in some cases warning letters, that require corrective action, or other forms of enforcement. If the FDA were to conclude that we are not in compliance with applicable laws or regulations, or that any of our medical devices are ineffective or pose an unreasonable health risk, the FDA could ban such medical devices, detain or seize adulterated or misbranded medical devices, order a recall, repair, replacement, or refund of payment of such devices, refuse to grant pending premarket approval applications, refuse to provide certificates to foreign governments for exports, and/or require us to notify healthcare professionals and others that the devices present unreasonable risks of substantial harm to the public health. The FDA may also impose operating restrictions including a ceasing of operations, on one or more facilities, enjoin and restrain certain violations of applicable law pertaining to medical devices and assess civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

selling our products and could have a material adverse effect on our business, financial condition and results of operations.

In 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada. As of December 31, 2016, these warning letters remained pending. Until the violations are corrected, we may become subject to additional regulatory action by the FDA as described above, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding these and other FDA regulatory matters can be found in Note 20 to the consolidated financial statements.

Our products and operations are also often subject to the rules of industrial standards bodies, such as the International Standards Organization. If we fail to adequately address any of these regulations, our business could be harmed.

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants. Damage to one or more of our facilities from weather or natural disaster-related events, or issues in our manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the QSR and Good Manufacturing Practice requirements, equipment breakdown or malfunction or other factors could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

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

Our marketing success in the U.S. and abroad depends significantly upon our agents’ and distributors’ sales and service expertise in the marketplace. Many of these agents have developed professional relationships with existing and potential customers because of the agents’ detailed knowledge of products and instruments. A loss of a significant number of our agents could have a material adverse effect on our business and results of operations.

If we do not introduce new products in a timely manner, our products may become obsolete over time, customers may not buy our products and our revenue and profitability may decline.

Demand for our products may change, in certain cases, in ways we may not anticipate because of:

•	evolving customer needs;
•	changing demographics;
•	slowing industry growth rates;
•	declines in the musculoskeletal implant market;
•	the introduction of new products and technologies;
•	evolving surgical philosophies; and
•	evolving industry standards.

Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to:

•	properly identify and anticipate customer needs;
•	commercialize new products in a timely manner;
•	manufacture and deliver instruments and products in sufficient volumes on time;

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

•	differentiate our offerings from competitors’ offerings;
•	achieve positive clinical outcomes for new products;
•	satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures;
•	innovate and develop new materials, product designs and surgical techniques; and
•	provide adequate medical education relating to new products.

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

We sell our products in more than 100 countries and derived nearly 40 percent of our net sales in 2016 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Disruptions in the supply of the materials and components used in manufacturing our products could adversely affect our results of operations and financial condition.

We purchase many of the materials and components used in manufacturing our products from third-party vendors and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement vendors for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors’ manufacturing processes. A reduction or interruption in the supply of materials or components used in manufacturing our products; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our financial condition and results of operations.

Moreover, we are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we are incurring additional costs to comply with this rule, including costs related to determining the source of any relevant minerals and metals used in our products. We have a complex supply chain and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through our due diligence procedures. As a result, we may face reputational challenges with our customers and other stakeholders.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients. As discussed further in Note 20 to the consolidated financial statements, we are defending product liability lawsuits relating to the Durom® Acetabular Component (“Durom Cup”), certain products within the NexGen Knee System, and the M2a-MagnumTM hip system. The majority of the Durom Cup cases are pending in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation); the majority of the NexGen Knee System cases are pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation); and the majority of the M2a-Magnum hip system cases are pending in a federal MDL in the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Products Liability Litigation). We are also currently defending a number of other product liability lawsuits and claims related to various other products. Any product liability claim brought against us, with or without merit, can be costly to defend. Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial and securities litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business. For example, as discussed further in Note 20 to the consolidated financial statements, we are defending a purported class action lawsuit, Shah v. Zimmer Biomet Holdings, Inc. et al., filed against us and certain of our officers alleging violations of the securities laws related to our third quarter 2016 performance and 2016 forecasts. Although we believe we have substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome. We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions, including the Biomet merger, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party vendors who may or could have access to our confidential information. Our information systems, and those of third-party vendors with whom we contract, require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information technology, evolving systems and regulatory standards and the increasing need to protect patient and customer information. In addition, given their size and complexity, these systems could be vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties attempting to gain unauthorized access to our products, systems or confidential information (including, but not limited to, intellectual property, proprietary business information and personal information). Cyber-attacks, such as those involving the deployment of malware, are increasing in their frequency, sophistication and intensity and have become increasingly difficult to detect. If we fail to maintain or protect our information systems and data integrity effectively, we could:

•	lose existing customers;
•	have difficulty attracting new customers;

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

•	have problems in determining product cost estimates and establishing appropriate pricing;
•	have difficulty preventing, detecting, and controlling fraud;
•	have disputes with customers, physicians, and other healthcare professionals;
•	have regulatory sanctions or penalties imposed;
•	incur increased operating expenses;
•	incur expenses or lose revenues as a result of a data privacy breach; or
•	suffer other adverse consequences.

While we have invested heavily in the protection of our data and information technology, there can be no assurance that our activities related to consolidating the number of systems we operate, upgrading and expanding our information systems capabilities, protecting and enhancing our systems and implementing new systems will be successful. Despite our efforts, we cannot assure you that cyber-attacks or data breaches will not occur or that systems issues will not arise in the future. Any significant breakdown, intrusion, breach, interruption, corruption or destruction of these systems could have a material adverse effect on our business and reputation.

We have determined that a material weakness exists in our internal control over financial reporting which could, if not remediated, result in a material misstatement in our financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(e) and 13a-15(f) under the Exchange Act. As discussed in Management’s Report on Internal Control over Financial Reporting appearing under item 7A of this report, we identified a material weakness in our internal control over financial reporting as of December 31, 2016 related to management’s controls over accounting for income taxes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective, and our disclosure controls and procedures were not effective as of December 31, 2016. We are actively engaged in developing and implementing a remediation plan designed to address this material weakness. However, we cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. If the remedial measures are insufficient to address the material weakness or if additional material weaknesses in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Our assets include intangible assets, primarily goodwill. At December 31, 2016, we had $10.5 billion in goodwill. The goodwill results from our acquisition activity, including the

Biomet merger, and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required, under current U.S. accounting rules, to record a non-cash charge to operating earnings for the amount of the impairment. Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.

Recent developments relating to the United Kingdom’s referendum vote in favor of leaving the European Union could adversely affect us.

The United Kingdom (UK) held a referendum on June 23, 2016 in which voters approved the UK’s voluntary exit from the European Union (EU), commonly referred to as “Brexit”. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar relative to other foreign currencies in which we conduct business. The effects of Brexit are expected to be far-reaching. Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could continue to contribute to instability in global financial and foreign exchange markets. Brexit could also have the effect of disrupting the free movement of goods, services and people between the UK and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets. Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Also, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

These provisions provide for, among other things:

•	the ability of our board of directors to issue one or more series of preferred stock without further stockholder action;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

•	certain limitations on convening special stockholder meetings; and
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

Item 1B.	Unresolved Staff Comments

Not Applicable.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 2.	Properties

The following are our principal properties:

Location	Use	Owned / Leased	Square Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,900,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Institute	Owned	115,000
Warsaw, Indiana	Manufacturing & Warehousing	Leased	195,000
Broomfield, Colorado	Business Unit Headquarters	Leased	65,000
Jacksonville, Florida	Business Unit Headquarters & Manufacturing	Owned	85,000
Palm Beach Gardens, Florida	Business Unit Headquarters & Manufacturing	Owned	190,000
Palm Beach Gardens, Florida	Manufacturing	Leased	50,000
Southaven, Mississippi	Distribution Center	Leased	190,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Institute	Leased	240,000
Dover, Ohio	Business Unit Headquarters & Manufacturing	Owned	140,000
Austin, Texas	Offices & Manufacturing	Leased	120,000
Beijing, China	Manufacturing	Leased	95,000
Changzhou, China	Manufacturing	Owned	75,000
Jinhua, China	Manufacturing	Owned	135,000
Valence, France	Manufacturing	Owned	120,000
Berlin, Germany	Manufacturing	Owned	50,000
Eschbach, Germany	Distribution Center	Owned	100,000
Galway, Ireland	Manufacturing	Owned	115,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Hazeldonk, The Netherlands	Distribution Center	Leased	195,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	225,000
Singapore	Regional Headquarters	Leased	30,000
Bridgend, South Wales	Manufacturing	Owned	185,000
Bridgend, South Wales	Manufacturing	Leased	100,000
Valencia, Spain	Manufacturing	Owned	70,000
Valencia, Spain	Manufacturing	Leased	10,000
Winterthur, Switzerland	Regional Headquarters, Offices, Research & Development & Manufacturing	Leased	485,000

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

Item 4.	Mine Safety Disclosures

Not Applicable.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2016 and 2015 are as follows:

QUARTERLY HIGH-LOW SHARE PRICES AND DECLARED DIVIDENDS

	High	Low	Declared Dividends
Year Ended December 31, 2016:
First Quarter	$107.22	$88.27	$0.24
Second Quarter	$123.43	$105.53	$0.24
Third Quarter	$133.19	$119.22	$0.24
Fourth Quarter	$133.21	$95.63	$0.24

Year Ended December 31, 2015:
First Quarter	$121.84	$111.06	$0.22
Second Quarter	$119.10	$97.48	$0.22
Third Quarter	$111.35	$90.92	$0.22
Fourth Quarter	$108.99	$88.77	$0.22

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed in Item 7 of this report, our debt facilities restrict the payment of dividends under certain circumstances.

As of February 23, 2017, there were approximately 24,000 registered holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions. On February 24, 2017, the closing price of our common stock, as reported on the New York Stock Exchange, was $116.92 per share.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

	2016	2015 (1)	2014	2013	2012
STATEMENT OF EARNINGS DATA
Net sales	$7,683.9	$5,997.8	$4,673.3	$4,623.4	$4,471.7
Net earnings of Zimmer Biomet Holdings, Inc.	305.9	147.0	720.3	780.4	734.0
Earnings per common share
Basic	$1.53	$0.78	$4.26	$4.60	$4.20
Diluted	1.51	0.77	4.20	4.54	4.17
Dividends declared per share of common stock	$0.96	$0.88	$0.88	$0.80	$0.54
Average common shares outstanding
Basic	200.0	187.4	169.0	169.6	174.9
Diluted	202.4	189.8	171.7	171.8	176.0
BALANCE SHEET DATA
Total assets	$26,684.4	$27,160.6	$9,658.0	$9,595.0	$8,995.6
Long-term debt	10,665.8	11,497.4	1,425.5	1,672.3	1,720.8
Other long-term obligations	3,967.2	4,155.9	656.8	583.6	568.2
Stockholders’ equity	9,669.9	9,889.4	6,551.7	6,310.6	5,848.0

(1) Includes the results of Biomet starting on June 24, 2015 and Biomet balance sheet data as of December 31, 2015.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes. Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation.

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results starting on that date. The Biomet merger was a transformational event for us and has had significant effects on all aspects of our business. Accordingly, our sales and expenses increased significantly in the years ended December 31, 2016 and 2015 when compared to prior years.

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

EXECUTIVE LEVEL OVERVIEW

2016 Results

In 2016, we made strategic internal and external investments to further broaden and diversify our musculoskeletal portfolio, including the acquisitions of LDR, which provided us with an immediate position in the growing cervical disc replacement market; Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company; Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis; CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company; and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries. These commercial additions have both enhanced our core offerings and expanded our presence across the full continuum and episode of care.

We have also continued to make progress in our commercial and operational integration of Biomet across all geographies and functions. Despite this progress, sales in 2016 were below our expectations due in part to some temporary disruption in product supply in certain Knee, Hip, Upper Extremities, Sports Medicine and Trauma product lines in the second half of 2016 related to several factors, including implementation of operational and quality process enhancements that resulted in various shipment delays, and manufacturing forecasting constraints related to continued integration of our supply chain. In the second half of 2016, we saw increased demand for certain Knee, Hip and Upper Extremities products, particularly related to cross-selling various offerings across the combined Zimmer Biomet portfolio. The increased demand temporarily impacted our ability to effectively respond to this shifting product mix. In response, we accelerated work to enhance certain aspects of our supply chain infrastructure as we harmonize and optimize our sourcing, manufacturing and quality management systems. We are in the process of deploying new demand planning and production planning tools. We made progress on these enhancements in late 2016 and anticipate continued progress towards the replenishment of safety stocks on key cross-sell products throughout the first half of 2017.

Our 2016 results have been significantly impacted by the inclusion of Biomet sales and expenses for the entire year, including sales growth of 28.1 percent. On an unaudited pro forma basis, sales increased by 2.2 percent driven by volume/mix growth across all our regions in most of our product categories, including growth from our 2016 acquisitions, offset by the negative effects of changes in foreign currency exchange rates and continued, but stable, pricing pressure in all of our geographic regions.

Our net earnings increased in 2016 compared to 2015. The primary drivers of the improved earnings performance were the inclusion of Biomet earnings for the entire year and the absence in 2016 of significant expenses incurred in 2015 in connection with completing the Biomet merger. As a result of the merger, we recognized significant expenses in 2015 due to the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense, a loss related to a call premium on Biomet debt we redeemed, third party fees, and other acquisition and integration charges. While we did incur similar expenses in 2016 related to acquisitions, they were less significant.

2017 Outlook

We estimate our sales growth in 2017 over 2016 will be in a range of 2.2 to 3.2 percent. This estimate assumes foreign currency exchange rates will decrease sales by approximately 1.5 percent, continued pricing pressure will decrease sales by approximately 2 percent and the inclusion of LDR sales for the full year will increase sales by approximately 1.2 percent. As noted previously, we expect to make substantial progress in remediating supply constraints during the first half of this year as we prioritize production for key cross-sell brands, clear our back orders, and restore safety stocks.

Additionally, as part of our effort to implement certain regulatory compliance enhancements, we are making operational and quality process improvements in certain of our major production facilities. As such, affected products may experience temporary and occasional distribution delays while

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

we implement and validate these enhanced processes and generate the necessary supporting records. We believe that continued progress towards restoring full supply expected during the second quarter will enable our commercial teams to service existing customers and also resume executing against the full potential of our broad and diverse portfolio. As such, we expect volume/mix sales growth to improve as we progress through 2017.

Turning to cost of products sold, in 2016 we recognized significant expenses related to stepping up acquired Biomet inventory to fair value and for excess and obsolete inventory charges from our decision to discontinue certain products. Without these significant expenses, we expect cost of products sold will decrease in 2017. Additionally, due to the two year moratorium on the U.S. medical device excise tax, costs of products sold will decrease. However, we believe we will experience unfavorable effects on costs of products sold as a percentage of sales from declining selling prices, as well as from lower hedge gains expected to be recognized in 2017 when compared to 2016.

As it relates to other expenses, our intangible asset amortization expense is expected to increase as we recognize a full year of intangible asset amortization from the LDR merger and other 2016 acquisitions. We expect research and development (“R&D”) expense for the year to be approximately 4.5 percent of sales. Selling, general and administrative (“SG&A”) expense is expected to approximate 37.5 percent of sales, which is an improvement from 2016 as we expect to realize synergies from our acquisitions and leverage sales growth. We estimate special items expense will continue to be significant as we continue our integration activities as well as harmonize and optimize our supply chain and manufacturing and quality systems. However, we expect special items expense will be less in 2017 compared to 2016. We expect interest expense will decrease in 2017 compared to 2016 due to lower debt levels from planned debt repayments.

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

Net Sales by Geography

The following tables present net sales by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2016	2015	% Inc		Price
Americas	$4,802.2	$3,662.4	31.1%	33.4%	(2.1)%	(0.2)%
EMEA	1,730.4	1,417.8	22.0	26.1	(0.7)	(3.4)
Asia Pacific	1,151.3	917.6	25.5	24.5	(2.5)	3.5

Total	$7,683.9	$5,997.8	28.1	30.3	(1.8)	(0.4)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2015	2014	% Inc		Price
Americas	$3,662.4	$2,594.2	41.2%	44.3%	(2.3)%	(0.8)%
EMEA	1,417.8	1,269.5	11.7	27.9	(1.1)	(15.1)
Asia Pacific	917.6	809.6	13.3	26.0	(2.2)	(10.5)

Total	$5,997.8	$4,673.3	28.3	36.7	(2.0)	(6.4)

“Foreign Exchange” used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales.

The following tables present our 2016 net sales, and our 2015 and 2014 pro forma net sales, by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Divestiture Impact	Foreign Exchange
	2016	Pro Forma 2015	% Inc/(Dec)		Price
Americas	$4,802.2	$4,685.2	2.5%	5.2%	(1.6)%	(0.9)%	(0.2)%
EMEA	1,730.4	1,767.9	(2.1)	1.9	(0.6)	(0.8)	(2.6)
Asia Pacific	1,151.3	1,064.7	8.1	8.0	(2.1)	(0.7)	2.9

Total	$7,683.9	$7,517.8	2.2	4.9	(1.5)	(0.9)	(0.3)

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

	Year Ended December 31,			Volume/ Mix		Divestiture Impact	Foreign Exchange
	Pro Forma 2015	Pro Forma 2014	% (Dec)		Price
Americas	$4,685.2	$4,748.6	(1.3)%	1.6%	(1.5)%	(0.9)%	(0.5)%
EMEA	1,767.9	2,072.6	(14.7)	1.6	(1.0)	(0.5)	(14.8)
Asia Pacific	1,064.7	1,144.1	(6.9)	5.6	(1.9)	–	(10.6)

Total	$7,517.8	$7,965.3	(5.6)	2.3	(1.5)	(0.7)	(5.7)

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2016	2015	% Inc		Price
Knees	$2,751.9	$2,276.8	20.9%	23.6%	(2.0)%	(0.7)%
Hips	1,867.9	1,533.0	21.8	24.6	(2.6)	(0.2)
S.E.T.	1,645.4	1,214.6	35.5	37.0	(1.4)	(0.1)
Dental	427.9	335.7	27.5	25.7	2.1	(0.3)
Spine & CMF	662.0	404.4	63.7	66.7	(2.9)	(0.1)
Other	328.8	233.3	40.9	43.2	(1.8)	(0.5)

Total	$7,683.9	$5,997.8	28.1	30.3	(1.8)	(0.4)

	Year Ended December 31,			Volume/ Mix		Foreign Exchange
	2015	2014	% Inc		Price
Knees	$2,276.8	$1,895.2	20.1%	28.8%	(2.4)%	(6.3)%
Hips	1,533.0	1,326.4	15.6	25.8	(2.4)	(7.8)
S.E.T.	1,214.6	863.2	40.7	46.8	(0.7)	(5.4)
Dental	335.7	242.8	38.3	45.1	(1.1)	(5.7)
Spine & CMF	404.4	207.2	95.2	101.2	(1.6)	(4.4)
Other	233.3	138.5	68.4	73.5	(1.8)	(3.3)

Total	$5,997.8	$4,673.3	28.3	36.7	(2.0)	(6.4)

The following tables present our 2016 net sales, and our 2015 and 2014 pro forma net sales, by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
	2016	Pro Forma 2015	% Inc/(Dec)	Volume/ Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$2,751.9	$2,735.9	0.6%	4.2%	(1.6)%	(1.4)%	(0.6)%
Hips	1,867.9	1,842.6	1.4	3.7	(2.1)	–	(0.2)
S.E.T.	1,645.4	1,571.8	4.7	6.2	(1.1)	(0.4)	–
Dental	427.9	454.8	(5.9)	(7.2)	1.5	–	(0.2)
Spine & CMF	662.0	583.5	13.5	15.5	(2.0)	–	–
Other	328.8	329.2	(0.1)	7.6	(1.2)	(6.2)	(0.3)

Total	$7,683.9	$7,517.8	2.2	4.9	(1.5)	(0.9)	(0.3)

	Year Ended December 31,
	Pro Forma 2015	Pro Forma 2014	% (Dec)	Volume/ Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$2,735.9	$2,888.9	(5.3)%	3.7%	(1.9)%	(1.1)%	(6.0)%
Hips	1,842.6	1,984.3	(7.1)	2.2	(2.1)	–	(7.2)
S.E.T.	1,571.8	1,619.1	(2.9)	3.0	(0.7)	(0.3)	(4.9)
Dental	454.8	500.4	(9.1)	(3.5)	0.1	–	(5.7)
Spine & CMF	583.5	604.1	(3.4)	0.1	(0.7)	–	(2.8)
Other	329.2	368.5	(10.7)	(1.5)	(1.2)	(4.8)	(3.2)

Total	$7,517.8	$7,965.3	(5.6)	2.3	(1.5)	(0.7)	(5.7)

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

The following table presents net sales by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015 % Inc	2015 vs. 2014 % Inc
Knees
Americas	$1,687.7	$1,391.5	$1,086.8	21.3%	28.0%
EMEA	637.8	535.2	498.6	19.2	7.3
Asia Pacific	426.4	350.1	309.8	21.8	13.0

Total	$2,751.9	$2,276.8	$1,895.2	20.9	20.1

Hips
Americas	$987.5	$789.7	$607.8	25.0	29.9
EMEA	522.4	455.2	448.9	14.8	1.4
Asia Pacific	358.0	288.1	269.7	24.3	6.8

Total	$1,867.9	$1,533.0	$1,326.4	21.8	15.6

The following table presents our 2016 net sales, and our 2015 and 2014 pro forma net sales, by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2016	Pro Forma 2015	Pro Forma 2014	2016 vs. 2015 % Inc/(Dec)	2015 vs. 2014 % Inc/(Dec)
Knees
Americas	$1,687.7	$1,684.6	$1,708.4	0.2%	(1.4)%
EMEA	637.8	649.5	752.3	(1.8)	(13.7)
Asia Pacific	426.4	401.8	428.2	6.1	(6.2)

Total	$2,751.9	$2,735.9	$2,888.9	0.6	(5.3)

Hips
Americas	$987.5	$980.3	$998.4	0.7	(1.8)
EMEA	522.4	537.2	625.9	(2.8)	(14.2)
Asia Pacific	358.0	325.1	360.0	10.1	(9.7)

Total	$1,867.9	$1,842.6	$1,984.3	1.4	(7.1)

As previously discussed, sales increased significantly in 2016 when compared to prior years due to the inclusion of Biomet sales for the entire year. Therefore, we analyze sales on a pro forma basis because it represents how the Zimmer and Biomet underlying businesses may have performed. Sales discussion in this management discussion and analysis focuses on sales trends on a pro forma basis since that is how we analyze our business.

Demand (Volume/Mix) Trends

Increased volume and changes in the mix of product sales contributed 4.9 percentage points of year-over-year sales growth during 2016 on a pro forma basis. Volume/mix growth was driven by recent product introductions, sales in key emerging markets, an aging population and 2016 acquisitions (including LDR, which contributed 1.1 percentage points of growth).

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

Pricing Trends

Global selling prices had a negative effect of 1.5 percentage points on year-over-year sales during 2016 on a pro forma basis. The negative 1.5 percent effect on year-over-year sales was consistent with the range experienced over the past several years. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

In 2016, changes in foreign currency exchange rates had a negative effect of 0.3 percentage points on year-over-year sales on a pro forma basis. We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk. Changes in foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

are recorded in cost of products sold, the effect on net earnings in the near term is reduced.

Sales by Product Category

Knees

On a pro forma basis, Knee sales experienced steady volume/mix growth in 2016 compared to 2015, primarily driven by recent product introductions, such as Persona The Personalized Knee System, cross-sell opportunities, and strong performance in our Asia Pacific operating segment. Volume/mix growth was partially offset by continued pricing pressure and the divestiture of certain product line rights and assets.

Hips

On a pro forma basis, Hips sales experienced steady volume/mix growth in 2016 compared to 2015, primarily driven by recent product introductions, such as the G7 Acetabular System, and strong performance in our Asia Pacific operating segment. Volume/mix growth was partially offset by continued pricing pressure.

S.E.T.

On a pro forma basis, our S.E.T. sales have continued positive volume/mix trends in 2016 compared to 2015, primarily driven by a growing emphasis on sales force specialization, strong performance by key brands and 2016 acquisitions. This product category’s sub-categories all experienced growth in 2016 despite continued pricing pressure.

Dental

On a pro forma basis, dental sales have continued to decline. In the second half of 2015, we experienced a supply disruption related to a voluntary field action in response to a packaging issue which we were not able to remediate until 2016, which affected our sales. Looking forward, we must improve our commercial execution to get back to market growth rates.

Spine & CMF

On a pro forma basis, Spine and CMF sales increased in 2016 compared to 2015 due to the LDR merger and continued strong performance of our CMF products.

The following table presents estimated* 2016 global market size and market share information (dollars in billions):

	Global Market Size	Global Market % Growth**	Zimmer Biomet Market Share	Zimmer Biomet Market Position
Knees	$7.7	4%	36%	1
Hips	6.2	2	30	1
S.E.T.	15.2	5	11	5
Dental	4.2	5	10	4
Spine & CMF	10.5	2	6	5

* Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates

** Excludes the effect of changes in foreign currency exchange rates on sales growth

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2016	2015	2014	2016 vs. 2015 Inc/(Dec)	2015 vs. 2014 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	31.0%	30.0%	26.6%	1.0	3.4
Intangible asset amortization	7.4	5.6	2.0	1.8	3.6
Research and development	4.8	4.5	4.0	0.3	0.5
Selling, general and administrative	38.2	38.1	37.5	0.1	0.6
Certain claims	–	0.1	0.5	(0.1)	(0.4)
Special items	8.0	13.9	7.3	(5.9)	6.6
Operating Profit	10.7	7.8	22.2	2.9	(14.4)

Cost of Products Sold and Intangible Asset Amortization

The following table sets forth the factors that contributed to the gross margin changes in each of 2016 and 2015 compared to the prior year:

	Year Ended December 31,
	2016	2015
Prior year gross margin	64.4%	71.4%
Lower average selling prices	(0.6)	(0.6)
Average cost per unit	(0.7)	1.3
Excess and obsolete inventory	0.4	(0.8)
Discontinued products and other certain excess and obsolete inventory charges	(1.0)	–
Certain inventory and manufacturing related charges related to quality	–	0.2
Foreign currency hedges	(0.9)	1.3
Inventory step-up	1.2	(5.1)
U.S. medical device excise tax	0.3	–
Intangible asset amortization	(1.6)	(3.5)
Other	0.1	0.2

Current year gross margin	61.6%	64.4%

The decrease in gross margin percentage in 2016 compared to 2015 was primarily due to increased intangible asset amortization from the 2016 acquisitions, excess and obsolete inventory charges for certain product lines we intend to discontinue, lower average selling prices and lower hedge gains in 2016 from our foreign currency hedging program compared to 2015. Under the hedging program, for derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings. These unfavorable items were partially offset by lower inventory step-up charges from the Biomet merger and lower expense from the U.S. medical device excise tax, in each case in 2016 compared to 2015.

In 2015, we experienced a decrease in gross margin percentage compared to 2014 primarily due to increased inventory step-up charges and intangible asset amortization from the Biomet merger.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Operating Expenses

R&D expenses and R&D as a percentage of sales have increased over the last three years, driven primarily by the Biomet merger and 2016 acquisitions. The combination of our R&D functions subsequent to the merger allow us to allocate a greater portion of the combined R&D spending towards innovation efforts to address unmet clinical needs and create new market adjacencies. Additionally, most of our R&D activities occur in the U.S., so expenses do not decrease proportionally to changes in net sales when there are significant changes in foreign currency exchange rates, which contributes to an increase in R&D as a percentage of sales. We expect R&D spending in 2017 to stay consistent and be approximately 4.5 percent of sales.

SG&A expenses and SG&A as a percentage of sales have increased over the last three years, driven primarily by the Biomet merger and 2016 acquisitions. We expect that SG&A as a percentage of sales will continue to be higher than prior to these mergers and acquisitions until we can realize synergy benefits of the transactions and further leverage sales growth. In 2017, we expect to make additional progress in our synergy programs with SG&A as a percentage of sales estimated to be approximately 37.5 percent of sales.

“Certain claims” expense is for estimated liabilities to Durom Cup patients undergoing revision surgeries. Since 2008, we have recognized $479.4 million for these claims. For more information regarding these claims, see Note 20 to the consolidated financial statements.

We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our consolidated statement of earnings. We recognized significant expenses in 2015 due to Biomet merger-related expenses, such as the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense and contract terminations. Expenses declined in 2016 due to the absence of certain of these expenses. See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, and Income Taxes

In 2016, other expense, net, primarily included a $53.3 million loss on debt extinguishment. It also included losses on the sale of certain assets and the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss. In 2015, other expense, net, included a $22.0 million loss on debt extinguishment, debt issuance costs that we recognized for a bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger, the net expense related to remeasuring monetary assets and liabilities, partially offset by a gain related to selling certain product line rights and assets. In 2014, other expense, net, only included debt issuance costs that we recognized for the bridge credit agreement and the net expense related to remeasuring monetary assets and liabilities.

Net interest expense has increased due to the issuance of the debt in connection with the LDR merger in July 2016 and Biomet merger in March 2015.

Our effective tax rate (“ETR”) on earnings before income taxes for the years ended December 31, 2016, 2015 and 2014 was 23.8 percent, 4.6 percent and 23.4 percent, respectively. We have incurred significant expenses associated with the Biomet merger and other acquisitions which were generally recognized in higher income tax jurisdictions. Accordingly, this reduced our ETR as our earnings were lower in these higher income tax jurisdictions. Additionally, other discrete adjustments have occurred that have significantly affected our ETR. In 2016, we recognized $40.6 million of tax benefits from the favorable resolution of certain tax matters with taxing authorities. These benefits were partially offset by $27.6 million of additional tax provisions related to finalizing the tax accounts of the Biomet merger. The low 2015 tax rate resulted from operating losses in the U.S. caused by significant expenses incurred in connection with the merger. Our ETR in future periods could potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments. In the Americas, operating profit as a percentage of sales increased due to synergies from the Biomet merger and a two year moratorium on the U.S. medical device excise tax for the calendar years of 2016 and 2017. Under the applicable accounting rules that we applied to the U.S. medical device excise tax, we still had a portion of the tax paid prior to the moratorium included in the cost of inventory and continued to recognize expense, albeit at a lower level than in 2015, related to the tax through the fourth quarter of 2016. In 2017, we intend to invest the savings from the medical device excise tax moratorium into our business in areas such as R&D, sales force specialization and medical training and education.

In EMEA, operating profit as a percentage of sales declined due to the increased expenses related to the Biomet merger, lower average selling prices and a reduced impact of hedge gains. In EMEA, even though our integration plans are on schedule, it will take longer to realize the full synergies of the merger compared to other segments due to the multiple

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

countries in which we operate and the complexities in those countries.

In Asia Pacific, operating profit as a percentage of sales declined due to the increased expenses related to the Biomet merger, lower average selling prices and a reduced impact of hedge gains.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges connected to discontinuing certain product lines, quality enhancement and remediation efforts; intangible asset amortization; “Special items;” “Certain claims;” financing and other expenses/gains related to the Biomet merger and other acquisitions; debt extinguishment; the interest expense incurred on the senior notes issued in connection with the Biomet merger during the period prior to the consummation of the Biomet merger; any related effects on our income tax provision associated with these items and other certain tax adjustments. Other certain tax adjustments primarily include internal restructuring transactions to integrate Biomet operations and facilitate access to offshore earnings, resolution of certain matters with taxing authorities, adjustments to deferred tax liabilities recognized as part of acquisition-related accounting, the resolution of unrecognized tax positions established through goodwill as part of acquisition accounting that had not previously been recognized in the earnings of the acquired company and any tax item that would otherwise be distortive to the expected future tax rate. We use these non-GAAP financial measures internally to evaluate the performance of the business and believe they are useful measures that provide meaningful supplemental information to investors to consider when evaluating our performance. We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported operating results, to perform trend analysis, to better identify operating trends that may otherwise be masked or distorted by these types of items and to provide additional transparency of certain items. In addition, certain of these non-GAAP financial measures are used as performance metrics in our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2016, 2015 and 2014 were $1,610.8 million, $1,310.5 million, and $1,098.0 million, respectively, and our non-GAAP adjusted diluted earnings per share were $7.96, $6.90, and $6.40, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

	Year ended December 31,
	2016	2015	2014
Net Earnings of Zimmer Biomet Holdings, Inc.	$305.9	$147.0	$720.3
Inventory step-up and other inventory and manufacturing related charges	469.1	348.8	36.3
Certain claims	–	7.7	21.5
Intangible asset amortization	565.9	337.4	92.5
Special items
Biomet merger-related	487.3	619.1	61.9
Other special items	124.5	212.7	279.2
Merger-related and other expense in other (expense) income, net	3.6	1.0	39.6
Debt extinguishment cost	53.3	22.0	–
Interest expense on Biomet merger financing	–	70.0	–
Taxes on above items(1)	(449.0)	(487.6)	(153.3)
Biomet merger-related measurement period tax adjustments(2)	52.7	–	–
Other certain tax adjustments(3)	(2.5)	32.4	–

Adjusted Net Earnings	$1,610.8	$1,310.5	$1,098.0

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

(3) Other certain tax adjustments primarily include internal restructuring transactions to integrate Biomet operations and facilitate access to offshore earnings, partially offset by resolution of certain matters with taxing authorities and adjustments to deferred tax liabilities recognized as part of acquisition-related accounting.

	Year ended December 31,
	2016	2015	2014
Diluted EPS	$1.51	$0.77	$4.20
Inventory step-up and other inventory and manufacturing related charges	2.32	1.84	0.21
Certain claims	–	0.04	0.13
Intangible asset amortization	2.80	1.78	0.54
Special items
Biomet merger-related	2.40	3.26	0.36
Other special items	0.62	1.12	1.63
Merger-related and other expense in other (expense) income, net	0.02	–	0.23
Debt extinguishment cost	0.26	0.12	–
Interest expense on Biomet merger financing	–	0.37	–
Taxes on above items(1)	(2.22)	(2.57)	(0.90)
Biomet merger-related measurement period tax adjustments(2)	0.26	–	–
Other certain tax adjustments(3)	(0.01)	0.17	–

Adjusted Diluted EPS	$7.96	$6.90	$6.40

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

(3) Other certain tax adjustments primarily include internal restructuring transactions to integrate Biomet operations and facilitate access to offshore earnings, partially offset by resolution of certain matters with taxing authorities and adjustments to deferred tax liabilities recognized as part of acquisition-related accounting.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities increased to $1,632.2 million in 2016 compared to $849.8 million and $1,060.5 million in 2015 and 2014, respectively. The increased operating cash flows in 2016 were primarily from the inclusion of Biomet cash flows for the entire year. We also sold $103.1 million of our accounts receivable in certain countries in 2016, which improved operating cash flows. Conversely, in 2015 we had various significant cash outflows, including a $97.6 million loss on our forward starting interest rate swaps we settled and expenses related to completing the Biomet merger. In 2017, we expect operating cash flows to be in a range of $1,750.0 million to $1,900.0 million.

Cash flows used in investing activities were $1,691.5 million in 2016 compared to $7,557.9 million and $469.4 million in 2015 and 2014, respectively. Instrument and property, plant and equipment additions increased due to the Biomet merger as we continue to invest in the combined company product portfolio and optimize our manufacturing and logistics network. Purchases and sales of investments in debt securities declined because as investments matured, we used the cash to pay off debt and repurchase shares of our common stock. In the 2016 period, we also invested in the Cayenne, CTC, LDR, CD Diagnostics and MedTech acquisitions and other various assets. In 2017, we expect to spend approximately $330.0 million on instruments and $170.0 million on property, plant and equipment to support the ongoing business.

Cash flows used in financing activities were $743.2 million in 2016. This reflected approximately $1,010.0 million of net principal repayments on the senior notes and term loan we issued in 2015 for the Biomet merger. We also borrowed $750.0 million in 2016 for the LDR merger.

In February, May, July and December 2016, our Board of Directors declared cash dividends of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. As further discussed below, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. The previous program expired on February 29, 2016. As of December 31, 2016, all $1.0 billion remained authorized for repurchase under the program.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation. We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases. If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $310.0 million in 2017. These cash outlays are necessary to achieve our integration goals of net annual pre-tax operating profit synergies of $350.0 million by mid-2018.

As discussed in Note 16 to our consolidated financial statements, the Internal Revenue Service (“IRS”) has issued proposed adjustments for years 2005 through 2009 reallocating profits between certain of our U.S. and foreign subsidiaries. We have disputed these proposed adjustments and continue to pursue resolution with the IRS. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 20 to our consolidated financial statements, as of December 31, 2016, a short-term liability of $75.0 million and long-term liability of $218.6 million related to Durom Cup product liability claims was recorded on our consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of December 31, 2016, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. We also had a short-term liability of $57.4 million related to Biomet metal-on-metal hip implant claims.

At December 31, 2016, we had twelve tranches of senior notes outstanding as follows (dollars in millions):

Principal		Interest Rate	Maturity Date
$500.0		1.450%	April 1, 2017
1,150.0		2.000	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
2,000.0		3.550	April 1, 2025
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045
527.4	*	1.414	December 13, 2022
527.4	*	2.425	December 13, 2026

* Euro denominated debt securities

We also had three term loans with total principal of $2,549.6 million outstanding as of December 31, 2016.

We have a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”)

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

that will mature on September 30, 2021. There were no outstanding borrowings on this facility as of December 31, 2016. We also have other available uncommitted credit facilities totaling $47.1 million.

For additional information on our debt, see Note 12 to our consolidated financial statements.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2016, $408.6 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $77.8 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $3,658.7 million, which we plan to repatriate to the U.S. in future periods. We have estimated a long-term deferred tax liability of $1,190.7 million for the estimated tax impact of this repatriation.

Management believes that cash flows from operations and available borrowings under the Multicurrency Revolving Facility are sufficient to meet our working capital, capital expenditure and debt service needs, as well as to return cash to stockholders in the form of dividends and share repurchases. Should additional investment opportunities arise, we believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary.

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments. The following table illustrates our contractual obligations (in millions):

Contractual Obligations	Total	2017	2018 and 2019	2020 and 2021	2022 and Thereafter
Long-term debt	$11,275.8	$575.6	$2,891.3	$3,037.5	$4,771.4
Interest payments	2,501.4	315.5	578.2	374.0	1,233.7
Operating leases	331.8	69.5	106.3	67.3	88.7
Purchase obligations	315.3	140.9	132.5	41.9	–
Other long-term liabilities	368.3	–	172.3	108.3	87.7

Total contractual obligations	$14,792.6	$1,101.5	$3,880.6	$3,629.0	$6,181.5

$82.2 million of the other long-term liabilities on our balance sheet as of December 31, 2016 are liabilities related to defined benefit pension plans. Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions. Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2016. Therefore, this table does not include any amounts related to future contributions to our plans. See Note 15 to our consolidated financial statements for further information on our defined benefit plans.

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

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, to maintain exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table. These payments could range from $0 to $57 million.

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

Income Taxes – Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

In addition to our general product liability, we have recorded provisions totaling $479.4 million related to the Durom Cup. See Note 20 to our consolidated financial statements for further discussion of the Durom Cup litigation.

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

We have seven reporting units with goodwill assigned to them. In our 2016 impairment test, our EMEA reporting unit’s estimated fair value only exceeded the carrying value of its net assets by 8 percent, or approximately $240 million. The goodwill balance of the EMEA reporting unit at the time of the impairment test was $1,326.0 million. This reporting unit’s estimated fair value continues to be lower than in past years due to the weakening of the Euro against the U.S. Dollar. We estimated the fair value of this reporting unit by using a combination of income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to the reporting unit. In estimating the future cash flows of the reporting unit, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting unit. The primary market input was revenue growth rates. These rates were based on historical trends and estimated future growth drivers such as an aging population, obesity and more active lifestyles. Significant company-specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any new products will have on revenues. Discount rates used to determine the present value of the estimated future cash flows considered the weighted average cost of capital of other comparable companies and the country risk of our reporting unit. Under the guideline public company methodology, we took into consideration differences between the reporting unit and the comparable companies.

The EMEA reporting unit remains sensitive to changes in market conditions. If estimated cash flows for this reporting unit decrease, we may be required to record impairment charges in the future. The cash flows used in our annual impairment test are estimates and therefore involve uncertainty. Factors that could result in our actual cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in these areas of the healthcare market, our inability to generate new product revenue from our research and development activities, or macroeconomic factors that may affect consumers’ ability to pay for these products and 2) our inability to achieve the estimated operating margins for these reporting units’ forecasts due to unforeseen factors. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

For our other six reporting units, their estimated fair value exceeded their carrying value by more than 15 percent.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements for information on how recent accounting pronouncements have affected or may affect our financial position, results of operations or cash flows.

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

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We manage the foreign currency exposure centrally, on a combined basis, which allows us to net exposures and to take advantage of any natural offsets. To reduce the uncertainty of foreign currency exchange rate movements on transactions denominated in foreign currencies, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts and options with major financial institutions. These forward contracts and options are designed to hedge anticipated foreign currency transactions, primarily intercompany sale and purchase transactions, for periods consistent with commitments. Realized and unrealized gains and losses on these contracts and options that qualify as cash flow hedges are temporarily recorded in other comprehensive income, then recognized in cost of products sold when the hedged item affects net earnings.

For contracts outstanding at December 31, 2016, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2017 through June 2019. The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2016 were $1,512.6 million. The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2016 were $315.7 million. The weighted average contract rates outstanding at December 31, 2016 were Euro:USD 1.15, USD:Swiss Franc 0.94, USD:Japanese Yen 108.35, British Pound:USD 1.52, USD:Canadian Dollar 1.29, Australian Dollar:USD 0.74, USD:Korean Won 1,153, USD:Swedish Krona 8.27, USD:Czech Koruna 23.65, USD:Thai Baht 36.05, USD:Taiwan Dollar 32.14, USD:South African Rand 15.56, USD:Russian Ruble 69.92, USD:Indian Ruppee 71.77, USD:Turkish Lira 3.20, USD:Polish Zloty 3.91, USD:Danish Krone 6.56, and USD:Norwegian Krone 8.31.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2016 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2018, depending on the direction of the change, by the following average approximate amounts (in millions):

Currency	Average Amount
Euro	$51.9
Swiss Franc	32.7
Japanese Yen	39.6
British Pound	6.6
Canadian Dollar	15.1
Australian Dollar	18.7
Korean Won	3.1
Swedish Krona	2.6
Czech Koruna	0.7
Thai Baht	0.6
Taiwan Dollars	3.3
South African Rand	0.5
Russian Rubles	1.1
Indian Rupees	1.5
Turkish Lira	0.5
Polish Zloty	0.7
Danish Krone	3.6
Norwegian Krone	1.9

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

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

We had net assets, excluding goodwill, in legal entities with non-U.S. Dollar functional currencies of $2,935.8 million at December 31, 2016, primarily in Euros, Japanese Yen and Australian Dollars.

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

For details about these and other financial instruments, including fair value methodologies, see Note 14 to our consolidated financial statements.

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

We invest our cash and cash equivalents primarily in highly-rated corporate commercial paper and bank deposits. The primary investment objective is to ensure capital preservation. Currently, we do not use derivative financial instruments in our investment portfolio.

We are exposed to interest rate risk on our debt obligations and our cash and cash equivalents.

We have multiple variable-to-fixed interest rate swap agreements that we have designated as cash flow hedges of the variable interest rate obligations on our Term Loan B. The total notional amount is $375.0 million. The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding. The weighted average fixed interest rate for all of the outstanding interest rate swap agreements is approximately 0.82 percent through September 30, 2019.

The interest rate swap agreements are intended to manage our exposure to interest rate movements by converting variable-rate debt into fixed-rate debt. The objective of the instruments is to limit exposure to interest rate movements.

For details about these and other financial instruments, including fair value methodologies, see Note 14 to our consolidated financial statements.

Based upon our overall interest rate exposure as of December 31, 2016, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on net interest expense. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk, are primarily cash and cash equivalents, derivative instruments, counterparty transactions and accounts receivable.

We place our investments in highly-rated financial institutions or highly-rated debt securities and limit the amount of credit exposure to any one entity. We believe we do not have any significant credit risk on our cash and cash equivalents.

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

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of December 31, 2016, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $193.8 million. With allowances for doubtful accounts of $16.6 million recorded in those countries, the net balance was $177.2 million, representing 12 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $159.7 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We continue to receive payments, albeit at a slower rate than in the past. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

While we are exposed to risks from the broader healthcare industry in Europe and around the world, there is no significant net exposure due to any individual customer. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures, and we believe that reserves for losses are adequate.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Management’s Report on Internal Control Over Financial Reporting

The management of Zimmer Biomet Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on their assessment, management concluded that the Company did not maintain effective controls over its accounting for income taxes. Specifically, the Company did not maintain the appropriate complement of resources in its tax department commensurate with the increased volume and complexity of accounting for income taxes subsequent to the Biomet merger. This material weakness did not result in a material misstatement to the Company’s financial statements or disclosures, but did result in out-of-period adjustments in the Company’s provision for income taxes and deferred tax liabilities that were individually and in aggregate immaterial. Additionally, this control deficiency could result in misstatements of income tax related accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, the Company’s management has determined that this control deficiency constitutes a material weakness.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2016.

The Company’s independent registered public accounting firm has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 8.	Financial Statements and Supplementary Data

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zimmer Biomet Holdings, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to a lack of an appropriate complement of resources in the Company’s tax department existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under item 7A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 1, 2017

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Net Sales	$7,683.9	$5,997.8	$4,673.3
Cost of products sold, excluding intangible asset amortization	2,381.8	1,800.6	1,242.8
Intangible asset amortization	565.9	337.4	92.5
Research and development	365.6	268.8	187.4
Selling, general and administrative	2,932.9	2,284.2	1,750.7
Certain claims (Note 20)	–	7.7	21.5
Special items (Note 2)	611.8	831.8	341.1

Operating expenses	6,858.0	5,530.5	3,636.0

Operating Profit	825.9	467.3	1,037.3
Other expense, net	(71.3)	(36.9)	(46.7)
Interest income	2.9	9.4	11.9
Interest expense	(357.9)	(286.6)	(63.1)

Earnings before income taxes	399.6	153.2	939.4
Provision for income taxes	95.0	7.0	220.2

Net earnings	304.6	146.2	719.2
Less: Net loss attributable to noncontrolling interest	(1.3)	(0.8)	(1.1)

Net Earnings of Zimmer Biomet Holdings, Inc.	$305.9	$147.0	$720.3

Earnings Per Common Share – Basic	$1.53	$0.78	$4.26
Earnings Per Common Share – Diluted	$1.51	$0.77	$4.20
Weighted Average Common Shares Outstanding
Basic	200.0	187.4	169.0
Diluted	202.4	189.8	171.7
Cash Dividends Declared Per Common Share	$0.96	$0.88	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Net Earnings	$304.6	$146.2	$719.2
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(130.0)	(305.2)	(223.1)
Unrealized cash flow hedge gains, net of tax	28.3	52.7	55.9
Reclassification adjustments on cash flow hedges, net of tax	(25.8)	(93.0)	(18.9)
Unrealized gains/(losses) on securities, net of tax	0.5	(0.2)	(0.5)
Reclassification adjustments on securities, net of tax	–	–	(0.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	22.0	(21.4)	(75.8)

Total Other Comprehensive (Loss)	(105.0)	(367.1)	(262.8)

Comprehensive Income (Loss)	199.6	(220.9)	456.4

Comprehensive Loss Attributable to Noncontrolling Interest	(0.5)	(0.3)	(1.0)

Comprehensive Income (Loss) Attributable to Zimmer Biomet Holdings, Inc.	$200.1	$(220.6)	$457.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

CONSOLIDATED BALANCE SHEETS

(in millions)

	As of December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$634.1	$1,459.3
Short-term investments	–	164.6
Accounts receivable, less allowance for doubtful accounts	1,604.4	1,446.5
Inventories	1,959.4	2,254.1
Prepaid expenses and other current assets	465.7	529.2

Total Current Assets	4,663.6	5,853.7
Property, plant and equipment, net	2,037.9	2,062.6
Goodwill	10,643.9	9,934.2
Intangible assets, net	8,785.4	8,746.3
Other assets	553.6	563.8

Total Assets	$26,684.4	$27,160.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$364.5	$284.8
Income taxes payable	183.5	147.2
Other current liabilities	1,257.9	1,185.9
Current portion of long-term debt	575.6	–

Total Current Liabilities	2,381.5	1,617.9
Deferred income taxes	3,030.9	3,150.2
Other long-term liabilities	936.3	1,005.7
Long-term debt	10,665.8	11,497.4

Total Liabilities	17,014.5	17,271.2

Commitments and Contingencies (Note 20)
Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 304.7 million (302.7 million in 2015) issued	3.1	3.0
Paid-in capital	8,368.5	8,195.3
Retained earnings	8,467.1	8,347.7
Accumulated other comprehensive loss	(434.0)	(329.0)
Treasury stock, 104.1 million shares (100.0 million shares in 2015)	(6,735.8)	(6,329.1)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,668.9	9,887.9
Noncontrolling interest	1.0	1.5

Total Stockholders’ Equity	9,669.9	9,889.4

Total Liabilities and Stockholders’ Equity	$26,684.4	$27,160.6

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

	Zimmer Biomet Holdings, Inc. Stockholders							Noncontrolling Interest	Total Stockholders’ Equity
	Common Shares		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Shares
	Number	Amount				Number	Amount
Balance January 1, 2014	264.3	$2.6	$4,000.6	$7,789.4	$300.9	(94.5)	$(5,785.7)	$2.8	$6,310.6
Net earnings	–	–	–	720.3	–	–	–	(1.1)	719.2
Other comprehensive income	–	–	–	–	(262.8)	–	–	0.1	(262.7)
Cash dividends declared	–	–	–	(148.6)	–	–	–	–	(148.6)
Stock compensation plans	4.1	0.1	330.1	1.0	–	–	2.5	–	333.7
Share repurchases	–	–	–	–	–	(4.2)	(400.5)	–	(400.5)

Balance December 31, 2014	268.4	2.7	4,330.7	8,362.1	38.1	(98.7)	(6,183.7)	1.8	6,551.7
Net earnings	–	–	–	147.0	–	–	–	(0.8)	146.2
Other comprehensive loss	–	–	–	–	(367.1)	–	–	0.5	(366.6)
Cash dividends declared	–	–	–	(164.4)	–	–	–	–	(164.4)
Stock compensation plans	1.6	–	142.2	3.0	–	0.1	4.6	–	149.8
Share repurchases	–	–	–	–	–	(1.4)	(150.0)	–	(150.0)
Biomet merger consideration	32.7	0.3	3,722.4	–	–	–	–	–	3,722.7

Balance December 31, 2015	302.7	3.0	8,195.3	8,347.7	(329.0)	(100.0)	(6,329.1)	1.5	9,889.4
Net earnings	–	–	–	305.9	–	–	–	(1.3)	304.6
Other comprehensive loss	–	–	–	–	(105.0)	–	–	0.8	(104.2)
Cash dividends declared	–	–	–	(191.9)	–	–	–	–	(191.9)
Stock compensation plans	2.0	0.1	173.2	5.4	–	0.1	8.8	–	187.5
Share repurchases	–	–	–	–	–	(4.2)	(415.5)	–	(415.5)

Balance December 31, 2016	304.7	$3.1	$8,368.5	$8,467.1	$(434.0)	(104.1)	$(6,735.8)	$1.0	$9,669.9

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows provided by (used in) operating activities:
Net earnings	$304.6	$146.2	$719.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,039.3	712.4	375.8
Biomet merger consideration compensation expense	–	90.4	–
Intangible asset impairment	30.0	–	–
Share-based compensation	57.3	46.4	49.4
Excess income tax benefit from stock option exercises	–	(11.8)	(11.1)
Inventory step-up	323.3	317.8	5.4
Gain on divestiture of assets	–	(19.0)	–
Debt extinguishment	53.3	22.0	–
Deferred income tax provision	(153.2)	(164.0)	(90.5)
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(10.9)	244.7	(13.2)
Receivables	(137.8)	(56.1)	(40.4)
Inventories	76.4	(205.4)	(164.6)
Accounts payable and accrued liabilities	28.7	(252.0)	116.1
Other assets and liabilities	21.2	(21.8)	114.4

Net cash provided by operating activities	1,632.2	849.8	1,060.5

Cash flows provided by (used in) investing activities:
Additions to instruments	(345.5)	(266.4)	(197.4)
Additions to other property, plant and equipment	(184.7)	(167.7)	(144.9)
Purchases of investments	(1.5)	(214.8)	(1,350.9)
Sales of investments	286.2	802.9	1,282.2
Proceeds from divestiture of assets	–	69.9	–
Biomet acquisition, net of acquired cash	–	(7,760.1)	–
LDR acquisition, net of acquired cash	(1,021.1)	–	–
Business combination investments, net of acquired cash	(421.9)	–	(54.3)
Investments in other assets	(3.0)	(21.7)	(4.1)

Net cash used in investing activities	(1,691.5)	(7,557.9)	(469.4)

Cash flows provided by (used in) financing activities:
Proceeds from (payments on) senior notes	1,073.5	7,628.2	(250.0)
Proceeds from term loan	750.0	3,000.0	–
Redemption of senior notes	(1,250.0)	(2,762.0)	–
Payments on term loan	(800.0)	(500.0)	–
Net proceeds (payments) under revolving credit facilities	(33.1)	0.1	2.3
Dividends paid to stockholders	(188.4)	(157.1)	(145.5)
Proceeds from employee stock compensation plans	136.6	105.2	284.7
Restricted stock withholdings	(6.3)	(11.1)	(7.7)
Excess income tax benefit from stock option exercises	–	11.8	11.1
Debt issuance costs	(10.0)	(58.4)	(64.1)
Repurchase of common stock	(415.5)	(150.0)	(400.9)

Net cash (used in) provided by financing activities	(743.2)	7,106.7	(570.1)

Effect of exchange rates on cash and cash equivalents	(22.7)	(22.6)	(18.3)

(Decrease) increase in cash and cash equivalents	(825.2)	376.0	2.7
Cash and cash equivalents, beginning of year	1,459.3	1,083.3	1,080.6

Cash and cash equivalents, end of period	$634.1	$1,459.3	$1,083.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; office based technologies; spine, craniomaxillofacial and thoracic products; dental implants; and related surgical products. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives.

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

Basis of Presentation – The consolidated financial statements include the accounts of Zimmer Biomet Holdings and its subsidiaries in which it holds a controlling financial interest. All significant intercompany accounts and transactions are eliminated. Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation.

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

Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2016, 2015 and 2014 were not significant.

Revenue Recognition – We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories. The direct channel accounts represented approximately 80 percent of our net sales in 2016. Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet. Upon implantation, we issue an invoice and revenue is recognized. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 20 percent of our net sales in 2016. With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product. Product is generally sold at contractually fixed prices for specified periods. Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized. Occasionally, products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue. Product returns were not significant for the years ended December 31, 2016, 2015 and 2014.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling – Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative expenses and were $231.7 million, $214.2 million and $181.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Research and Development – We expense all research and development (“R&D”) costs as incurred except when there is alternative future use for the R&D. R&D costs include salaries, prototypes, depreciation of equipment used in R&D, consultant fees and service fees paid to collaborative partners.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Where contingent milestone payments are due to third parties under R&D arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

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

	For the Years Ended December 31,
	2016	2015	2014
Biomet-related
Merger consideration compensation expense	$–	$90.4	$–
Retention plans	–	73.0	–
Consulting and professional fees	220.4	167.4	61.5
Employee termination benefits	50.8	101.0	–
Dedicated project personnel	79.8	62.3	0.4
Relocated facilities	19.1	5.6	–
Certain litigation matters	2.5	–	–
Contract terminations	39.9	95.0	–
Information technology integration	14.3	5.2	–
Intangible asset impairment	30.0	–	–
Loss/impairment on assets	13.0	–	–
Other	17.5	19.2	–

Total Biomet-related	487.3	619.1	61.9
Other
Consulting and professional fees	33.0	114.8	115.2
Employee termination benefits	7.0	1.9	0.9
Dedicated project personnel	17.3	31.8	50.4
Relocated facilities	0.2	–	0.7
Certain litigation matters	30.8	31.2	70.0
Contract terminations	2.9	–	1.8
Information technology integration	1.3	1.8	–
Intangible asset impairment	1.1	–	24.0
Loss/impairment on assets	–	3.8	6.0
LDR merger consideration compensation expense	24.1	–	–
Contingent consideration adjustments	–	2.4	0.6
Certain R&D agreements	–	–	4.5
Distributor acquisitions	–	–	0.6
Other	6.8	25.0	4.5

Total Other	124.5	212.7	279.2

Special items	$611.8	$831.8	$341.1

Pursuant to the Biomet merger agreement, all outstanding LVB stock options and LVB stock-based awards vested immediately prior to the effective time of the merger, and holders of these options and awards received a portion of the aggregate merger consideration. Some of these options and awards were already vested under the terms of LVB’s equity incentive plans. We accounted for the fair value of the consideration we paid in exchange for previously vested options and awards as consideration to complete the merger. As part of the merger agreement terms, all previously unvested options and awards vested immediately prior to the effective time of the merger. Under LVB’s equity incentive plans, unvested options and awards would have otherwise been forfeited. We have concluded that the discretionary accelerated vesting of these unvested options and awards was for the economic benefit of the combined company, and, therefore, we classified the fair value of the merger consideration we paid to holders of such unvested options and awards of $90.4 million as compensation expense in 2015. Under similar terms, a portion of LDR Holding Corporation (“LDR”) stock options and LDR stock-based awards vested immediately before the LDR merger and we recognized compensation expense of $24.1 million in 2016.

Pursuant to the LVB merger agreement, retention plans were established for certain Biomet employees and third-party sales agents. Retention payments were earned by employees and third-party sales agents who remained with Biomet through the Closing Date. We recognized $73.0 million of expense resulting from these retention plans in 2015.

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

After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies. Our Biomet integration plans are expected to run through 2018. Part of these integration plans included termination of employees and certain contracts. Expenses attributable to these integration plans that were recognized in the years ended December 31, 2016 and 2015 as part of “Special items” related to employee termination benefits and contract termination expense associated with agreements with independent agents, distributors, suppliers and lessors. We expect to incur a total of $170 million for employee termination benefits and $140 million for contract termination expense. As of December 31, 2016, we have incurred a cumulative total of $151.8 million for employee termination benefits and $134.9 million for contract termination expense.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accordingly, our integration plans with respect to employee termination benefits and contract termination expenses are substantially complete. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance, December 31, 2015	$46.8	$56.0	$102.8
Additions	50.8	39.9	90.7
Cash payments	(58.4)	(60.6)	(119.0)
Foreign currency exchange rate changes	(1.1)	(0.2)	(1.3)

Balance, December 31, 2016	$38.1	$35.1	$73.2

We have also recognized other employee termination benefits related to LDR, other acquisitions and our operational excellence initiatives.

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

Certain litigation matters relate to net expenses recognized during the year for the estimated or actual settlement of certain pending litigation and similar claims, including matters where we recognized income from a settlement on more favorable terms than our previous estimate, or we reduced our estimate of a previously recorded contingent liability. These litigation matters have included royalty disputes, patent litigation matters, product liability litigation matters and commercial litigation matters.

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

As part of the Biomet merger, we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects. During 2016, we recorded an impairment loss of $30.0 million related to these IPR&D intangible assets. The impairment was primarily due to the termination of certain IPR&D projects.

Loss/impairment on disposal of assets relates to assets that we have sold or intend to sell, or for which the economic useful life of the asset has been significantly reduced due to integration or our quality and operational excellence initiatives.

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

Accounts Receivable – Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses. We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for doubtful accounts was $51.6 million and $34.1 million as of December 31, 2016 and 2015, respectively.

Inventories – Inventories are stated at the lower of cost or market, with cost determined on a first-in first-out basis.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In determining the useful lives of intangible assets, we consider the expected use of the assets and the effects of

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes – We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

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

Noncontrolling Interest – We have an investment in another company in which we have a controlling financial interest, but not 100 percent of the equity. Further information related to the noncontrolling interests of that investment has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements – In April 2015, the FASB issued Accounting Standard Update (“ASU”) 2015-03 – Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. This ASU does not affect the measurement and recognition of debt issuance costs in our statement of earnings. We adopted ASU 2015-03 in 2016 on a retrospective basis. Accordingly, we reclassified the debt issuance costs on our December 31, 2015 consolidated balance sheet, which decreased long-term debt by $58.9 million, other current assets by $9.2 million and other assets by $49.7 million.

In March 2016, the FASB issued ASU 2016-09 – Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for employee share-based payments, including the accounting for employer tax withholding on share-based compensation, forfeitures and the financial statement presentation of excess tax benefits and deficiencies. The ASU also clarifies the statement of cash flows presentation for certain components of share-based awards.

We elected to early adopt ASU 2016-09 in 2016. As a result of the adoption, we are required to recognize excess tax

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

benefits in our provision for income taxes, rather than paid-in capital. The ASU required prospective application of this provision and therefore 2015 and 2014 have not been restated.

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

We recognized excess tax benefits of $13.3 million in our provision for income taxes rather than paid-in capital for the year ended December 31, 2016. The retrospective application of cash paid for withheld shares resulted in an $11.1 million and $7.7 million reclassification of these cash outflows from net cash provided by operating activities to net cash (used in) provided by financing activities on our consolidated statement of cash flows for the years ended December 31, 2015 and 2014, respectively.

In August 2016 the FASB issued ASU 2016-15 – Classification of Certain Cash Receipts and Cash Payments. This ASU provided guidance on eight issues which were not specifically addressed under previous GAAP. The only issue of significance to us provided guidance that cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows from financing activities. We early adopted this ASU in 2016, and as a result, classified $38.5 million of early tender debt premium costs as cash outflows from financing activities. The ASU required a retrospective transition method, which resulted in a reclassification of $22.0 million of debt extinguishment cash outflows from net cash provided by operating activities to net cash (used in) provided by financing activities in the year ended December 31, 2015.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606). This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. The ASU will be effective for us beginning January 1, 2018. Entities are permitted to apply the standard and related amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

During the fourth quarter of 2016, we commenced an initial evaluation of the new standard and a related assessment and review of a representative sample of existing revenue contracts with our customers. We are currently unable to estimate the impact, if any, of the new standard on the timing and pattern of our revenue recognition. It is likely we will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase to occur over the next year. We continue to evaluate the available adoption methods. Our evaluation of ASU 2014-09 is ongoing and not complete.

In February 2016, the FASB issued ASU 2016-02 – Leases. This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements. We own most of our manufacturing facilities, but lease various office space throughout the world. We are currently evaluating the impact this ASU will have on our consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Asset Transfers of Assets Other than Inventory. The ASU changes the accounting for the tax effects of intra-entity asset transfers/sales. Under current GAAP, the tax effects of intra-entity asset transfers/sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, the tax expense from the sale of the asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers/sales of inventory. In the past, we have transferred intellectual property intra-entity which, under current GAAP, resulted in deferring the tax impact on the selling entity. We are still assessing the impact this ASU may have on us. The ASU will be effective for us on January 1, 2018, with early adoption permitted. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption for intra-entity transfers/sales executed prior to that date.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.	Business Combinations

Biomet Merger

We completed our merger with LVB, the parent company of Biomet, on June 24, 2015. We paid $12,030.3 million in cash

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and stock and assumed Biomet’s senior notes. The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LVB stock options and LVB stock-based awards of $90.4 million, was $11,939.9 million.

In the three month period ended June 30, 2016, we finalized our valuation of the assets acquired and liabilities assumed in the Biomet merger. The measurement period adjustments in 2016 primarily related to refinements to intangible assets for certain less significant brands, the finalization of tax accounts, including the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimation of certain contingent liabilities. All other adjustments were not significant. Under GAAP, measurement period adjustments are recognized on a prospective basis in the period of change, instead of restating prior periods. With respect to intangible asset amortization expense, the adjustments resulted in a decrease of $6.7 million in the year ended December 31, 2016, which related to the year ended December 31, 2015 on a retrospective basis. With respect to inventory fair value, an adjustment was made which decreased cost of products sold, excluding intangible asset amortization, by $4.6 million in the year ended December 31, 2016, which related to the year ended December 31, 2015 on a retrospective basis. Through the finalization of tax accounts, we recognized an increase in our provision for income taxes of $52.7 million in the year ended December 31, 2016, which related to the year ended December 31, 2015 on a retrospective basis.

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

This table does not reflect $139.9 million of net adjustments to the assets acquired and liabilities assumed that were recognized after the measurement period. We have evaluated the effect of these out-of-period adjustments and concluded for both quantitative and qualitative reasons that these adjustments were not material to any of the periods affected.

The following table sets forth unaudited pro forma financial information derived from (i) the audited financial statements of Zimmer for the years ended December 31, 2015 and 2014; and (ii) the unaudited financial statements of LVB for the period January 1, 2015 to June 23, 2015 and for the year ended December 31, 2014. The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

Pro Forma Financial Information

(Unaudited)

	Year Ended December 31,
	2015	2014
	(in millions)
Net Sales	$7,517.7	$7,965.2
Net Earnings	$330.2	$320.3

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

•	The $73.0 million of retention plan expense was removed from net earnings for the year ended December 31, 2015 and recognized as an expense in the year ended December 31, 2014.
•	Transaction costs of $17.7 million were removed from net earnings for the year ended December 31, 2015 and recognized as an expense in the year ended December 31, 2014.

LDR Merger

On July 13, 2016, we completed our merger with LDR. We paid cash of $1,138.0 million. The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LDR stock options and LDR stock-based awards of $24.1 million, was $1,113.9 million.

The addition of LDR provides us with an immediate position in the growing cervical disc replacement (“CDR”) market. The combination positions us to accelerate the growth of our Spine business through the incremental revenues associated with entry into the CDR market and cross-portfolio selling opportunities to both Zimmer Biomet and LDR

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer bases. The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from our combined operations. None of the goodwill is expected to be deductible for tax purposes.

The purchase price allocation as of December 31, 2016 is preliminary. The primary tasks to be completed related to our purchase price accounting are finalizing tax accounts,

including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis. There may be differences between the preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than July 13, 2017.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed in the LDR merger (in millions):

	July 13, 2016 (initial)	Adjustments	July 13, 2016 (as adjusted)
Cash	$92.8	$–	$92.8
Accounts receivable, net	31.2	–	31.2
Inventory	86.5	13.1	99.6
Other current assets	5.6	–	5.6
Property, plant and equipment	24.7	–	24.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	2.0	–	2.0
Intangible assets subject to amortization:
Technology	431.0	21.0	452.0
Customer relationships	132.0	(14.0)	118.0
Trademarks and trade names	77.0	(6.0)	71.0
Other assets	17.4	59.4	76.8
Goodwill	527.1	(44.7)	482.4

Total assets acquired	1,427.3	28.8	1,456.1

Current liabilities	53.3	22.6	75.9
Long-term debt	0.5	–	0.5
Deferred taxes	259.1	6.4	265.5
Other long-term liabilities	0.5	(0.2)	0.3

Total liabilities assumed	313.4	28.8	342.2

Net assets acquired	$1,113.9	$–	$1,113.9

The weighted average amortization period selected for trademarks and trade names, technology and customer relationship intangible assets was 18 years, 18 years and 20 years, respectively.

We have not included pro forma information and certain other information under GAAP for the LDR merger because it did not have a material impact on our financial position or results of operations.

Other 2016 Acquisitions

In 2016, we made a number of individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis, CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company, and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries. The total aggregate cash consideration was $441.7 million. These acquisitions were completed primarily to expand our product offerings. We have assigned a preliminary fair value of $61.6 million for settlement of preexisting relationships and additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales, commercial milestones and certain cost savings. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth, cost savings and commercial milestones and discounting to present value the estimated payments. The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

The purchase price allocations as of December 31, 2016 are preliminary. The primary tasks to be completed related to our purchase price accounting are refinements to certain intangible assets, finalizing tax accounts, including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimated

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair values of contingent liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC, CD Diagnostics, MedTech, and other immaterial acquisitions that occurred during 2016 (in millions):

Current assets	$64.2
Property, plant and equipment	3.9
Intangible assets	211.3
Goodwill	340.0
Other assets	7.9

Total assets acquired	627.3

Current liabilities	13.6
Long-term liabilities	110.4

Total liabilities assumed	124.0

Net assets acquired	$503.3

The weighted average amortization period selected for the intangible assets is 9.9 years.

We have not included pro forma information and certain other information under GAAP for these acquisitions because they did not have a material impact on our financial position or results of operations.

4.	Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Total expense, pre-tax	57.3	46.4	49.4
Tax benefit related to awards	(31.5)	(14.5)	(15.5)

Total expense, net of tax	$25.8	$31.9	$33.9

Stock Options

We had two equity compensation plans in effect at December 31, 2016: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. The 2009 Plan succeeded the 2006 Stock Incentive Plan (“2006

Plan”) and the TeamShare Stock Option Plan (“TeamShare Plan”). No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into the 2009 Plan. Vested stock options previously granted under the 2006 Plan and the TeamShare Plan remained outstanding as of December 31, 2016. We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans. We have registered 61.6 million shares of common stock and expect to register an additional 10.0 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2016, an aggregate of 13.1 million shares were available for future grants and awards under these plans.

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity for the year ended December 31, 2016 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2016	7,931	$78.73
Options granted	2,109	105.97
Options exercised	(1,786)	73.37
Options forfeited	(312)	104.58
Options expired	(41)	83.00

Outstanding at December 31, 2016	7,901	$86.21	6.2	$149.6

Vested or expected to vest as of December 31, 2016	7,377	$84.90	6.0	$148.4

Exercisable at December 31, 2016	4,316	$72.23	4.1	$136.6

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, and the intrinsic value of options exercised in the indicated year:

	For the Years Ended December 31,
	2016	2015	2014
Dividend yield	0.9%	0.8%	0.9%
Volatility	21.9%	22.2%	25.2%
Risk-free interest rate	1.4%	1.7%	1.8%
Expected life (years)	5.3	5.3	5.5
Weighted average fair value of options granted	$21.30	$22.30	$22.59
Intrinsic value of options exercised (in millions)	$73.0	$49.4	$99.6

As of December 31, 2016, there was $53.0 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 2.9 years.

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

A summary of nonvested RSU activity for the year ended December 31, 2016 is as follows (RSUs in thousands):

	RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2016	1,300	$91.64
Granted	623	107.90
Vested	(236)	77.79
Forfeited	(293)	88.49

Outstanding at December 31, 2016	1,394	102.04

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2016, we estimate that approximately 1,044,000 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2016 was $49.4 million and is expected to be recognized over a weighted-average period of 2.5 years. The fair value of RSUs vesting during the years ended December 31, 2016, 2015 and 2014 based upon our stock price on the date of vesting was $25.5 million, $40.6 million, and $29.3 million, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2016	2015
Finished goods	$1,556.9	$1,827.9
Work in progress	141.7	146.1
Raw materials	260.8	280.1

Inventories	$1,959.4	$2,254.1

Finished goods inventory as of December 31, 2016 and 2015 includes $35.3 million and $284.4 million, respectively, to step-up acquired inventory to fair value.

Amounts charged to the consolidated statement of earnings for excess and obsolete inventory in the years ended December 31, 2016, 2015 and 2014 were $195.4 million, $118.4 million, and $51.8 million, respectively. The increase in the 2016 period primarily resulted from our decision to discontinue certain products.

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2016	2015
Land	$37.0	$39.6
Building and equipment	1,789.9	1,789.3
Capitalized software costs	397.2	330.1
Instruments	2,347.6	2,160.5
Construction in progress	99.8	108.4

	4,671.5	4,427.9
Accumulated depreciation	(2,633.6)	(2,365.3)

Property, plant and equipment, net	$2,037.9	$2,062.6

Depreciation expense was $466.7 million, $375.0 million, and $268.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	Investments

Information regarding our investments is as follows (in millions):

		Gross Unrealized
	Amortized Cost	Gains	Losses	Fair value
As of December 31, 2015
Corporate debt securities	$245.7	$0.1	$(0.4)	$245.4
U.S. government and agency debt securities	21.6	–	(0.1)	21.5
Commercial paper	4.2	–	–	4.2
Certificates of deposit	2.0	–	–	2.0

Total short and long-term investments	$273.5	$0.1	$(0.5)	$273.1

In 2016, we either sold or allowed our investments to mature and did not reinvest the cash.

8.	Transfers of Financial Assets

In 2016, we executed receivables purchase arrangements to liquidate portions of our accounts receivable balance with unrelated third parties for factoring of specific accounts receivable. The factorings were treated as sales of our accounts receivable in accordance with FASB ASC 860, Transfers and Servicing.

Proceeds from the transfers reflect either the face value of the account or the face value less factoring fees. Interest charged on the transferred account balance and factoring fees are recorded as a charge to interest expense in our consolidated statements of earnings in the period the expenses are incurred. We act as the collection agent on behalf of the third party for portions of the arrangements, but have no significant retained interests or servicing liabilities related to the accounts receivable sold. In order to mitigate credit risk related to portions of our factoring of accounts receivable, we purchased credit insurance for the factored accounts receivable. The result is our risk of loss being limited to the factored accounts receivable not covered by the insurance, which we do not believe to be significant.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Funds received from the transfers are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties and the cash receipts from collections made on behalf of and paid to third parties as trade accounts receivables in cash flows from operating activities in our consolidated statements of cash flows.

In the year ended December 31, 2016, the Company factored approximately $103.1 million of accounts receivable pursuant to the arrangements. For the year ended December 31, 2016, the Company incurred minimal expenses related to the factoring.

9.	Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$65.3	$–	$65.3	$–
Interest rate swaps	4.0	–	4.0	–

	$69.3	$–	$69.3	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.3	$–	$0.3	$–
Contingent payments related to acquisitions	62.8	–	–	62.8

	$63.1	$–	$0.3	$62.8

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available-for-sale securities
Corporate debt securities	$245.4	$–	$245.4	$–
U.S. government and agency debt securities	21.5	–	21.5	–
Commercial paper	4.2	–	4.2	–
Certificates of deposit	2.0	–	2.0	–

Total available-for-sale securities	273.1	–	273.1	–
Derivatives, current and long-term
Foreign currency forward contracts	96.9	–	96.9	–
Interest rate swaps	26.8	–	26.8	–

	$396.8	$–	$396.8	$–

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	1.6	–	1.6	–

	$1.6	$–	$1.6	$–

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated. The majority of these contingent payments are related to acquisitions that have occurred in 2016 for which the acquisition method of accounting is preliminary. Therefore, we recognized minimal gains and losses related to these contingent payments in our consolidated statement of earnings for the year ended December 31, 2016.

10.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Total
Balance at January 1, 2015
Goodwill	$931.1	$1,157.3	$148.2	$650.6	$2,887.2
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	931.1	1,157.3	148.2	277.6	2,514.2
Biomet Merger	6,445.2	225.6	408.1	495.0	7,573.9
Currency translation	(48.3)	(91.9)	(7.4)	(6.3)	(153.9)

Balance at December 31, 2015
Goodwill	7,328.0	1,291.0	548.9	1,139.3	10,307.2
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	7,328.0	1,291.0	548.9	766.3	9,934.2
Biomet purchase accounting adjustments	31.9	(8.0)	(61.3)	(8.3)	(45.7)
LDR purchase accounting	–	–	–	482.4	482.4
Other acquisitions	284.8	34.3	–	20.9	340.0
Currency translation	(10.2)	(53.6)	(0.3)	(2.9)	(67.0)

Balance at December 31, 2016
Goodwill	7,634.5	1,263.7	487.3	1,631.4	11,016.9
Accumulated impairment losses	–	–	–	(373.0)	(373.0)

	$7,634.5	$1,263.7	$487.3	$1,258.4	$10,643.9

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2016:
Intangible assets subject to amortization:
Gross carrying amount	$3,599.4	$181.6	$626.1	$5,303.5	$–	$135.7	$9,846.3
Accumulated amortization	(806.8)	(172.3)	(80.8)	(566.0)	–	(70.4)	(1,696.3)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	475.1	–	160.3	–	635.4

Total identifiable intangible assets	$2,792.6	$9.3	$1,020.4	$4,737.5	$160.3	$65.3	$8,785.4

As of December 31, 2015:
Intangible assets subject to amortization:
Gross carrying amount	$3,161.6	$181.0	$583.3	$5,133.0	$–	$101.8	$9,160.7
Accumulated amortization	(591.9)	(164.8)	(50.9)	(269.6)	–	(64.8)	(1,142.0)
Intangible assets not subject to amortization:
Gross carrying amount	–	–	479.0	–	248.6	–	727.6

Total identifiable intangible assets	$2,569.7	$16.2	$1,011.4	$4,863.4	$248.6	$37.0	$8,746.3

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2016 for the years ending December 31, 2017 through 2021 is (in millions):

For the Years Ending December 31,
2017	$587.4
2018	568.2
2019	554.0
2020	552.3
2021	546.8

11.	Other Current and Long-term Liabilities

Other current and long-term liabilities consisted of the following (in millions):

	As of December 31,
	2016	2015
Other current liabilities:
License and service agreements	$168.0	$144.1
Certain claims accrual (Note 20)	75.0	50.0
Salaries, wages and benefits	225.8	265.9
Accrued liabilities	789.1	725.9

Total other current liabilities	$1,257.9	$1,185.9

Other long-term liabilities:
Certain claims accrual (Note 20)	218.6	264.6
Other long-term liabilities	717.7	741.1

Total other long-term liabilities	$936.3	$1,005.7

12.	Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2016	2015
Current portion of long-term debt
1.450% Senior Notes due 2017	$500.0	$–
U.S. Term Loan B	75.0	–
Other short-term debt	0.6	–

Total short-term debt	$575.6	$–

Long-term debt
1.450% Senior Notes due 2017	$–	$500.0
2.000% Senior Notes due 2018	1,150.0	1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	500.0
5.750% Senior Notes due 2039	317.8	500.0
4.450% Senior Notes due 2045	395.4	1,250.0
1.414% Euro Notes due 2022	527.4	–
2.425% Euro Notes due 2026	527.4	–
U.S. Term Loan A	1,700.0	2,500.0
U.S. Term Loan B	675.0	–
Japan Term Loan	99.6	96.8
Other long-term debt	4.2	4.6
Debt discount and issuance costs	(65.8)	(80.8)
Adjustment related to interest rate swaps	31.4	26.8

Total long-term debt	$10,665.8	$11,497.4

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016, our total debt consisted of $7.67 billion aggregate principal amount of our U.S dollar-denominated senior notes (“senior notes”), $1.7 billion outstanding under a U.S. term loan (“U.S. Term Loan A”), $750 million outstanding under a U.S. term loan (“U.S. Term Loan B”), $1.1 billion aggregate principal amount of our Euro-denominated senior notes (“Euro notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt and fair value adjustments totaling $36.2 million, partially offset by debt discount and issuance costs of $65.8 million.

On December 13, 2016, we completed the offering of €500 million aggregate principal amount of our 1.414% Euro notes due December 13, 2022 and €500 million aggregate principal amount of our 2.425% Euro notes due December 13, 2026. Interest is payable on each series of Euro notes on December 13 of each year until maturity. We received net proceeds of $1,073.5 million. These proceeds were used to repay the following portions of the Merger Notes: $246.6 million of the 4.250% Senior Notes due 2035, $182.2 million of the 5.750% Senior Notes due 2039, and $854.6 million of the 4.450% Senior Notes due 2045.

As a result, we recorded a loss on the extinguishment of debt in the amount of $53.3 million in our consolidated statement of earnings for the year ended December 31, 2016 in other expense, net. The components of this loss were $66.4 million from portions of the pre-issuance hedge losses related to the Senior Notes due 2045 and $20.3 million from portions of the original debt issuance costs and debt discount offset by the gain of $33.4 million, calculated as the difference between the net carrying amount of the debt of $1,283.4 million and the reacquisition price of $1,250.0 million.

On September 30, 2016, we entered into a revolving credit and term loan agreement (the “2016 Credit Agreement”) and a first amendment to our credit agreement entered into on May 29, 2014 (the “2014 Credit Agreement”). The 2016 Credit Agreement contains the U.S. Term Loan B, which is a three-year unsecured term loan facility of $750.0 million, and a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”). The Multicurrency Revolving Facility replaced the previous multicurrency revolving facility under the 2014 Credit Agreement. On September 30, 2016, we borrowed $750.0 million under the U.S. Term Loan B and utilized those borrowings to repay outstanding borrowings under the previous multicurrency revolving facility incurred in connection with the acquisition of LDR. The previous multicurrency revolving facility was terminated effective September 30, 2016. The 2014 Credit Agreement also provided for the U.S. Term Loan A, which is a 5-year unsecured term loan facility in the original principal amount of $3.0 billion, which term loan facility remains in effect.

The Multicurrency Revolving Facility will mature on September 30, 2021, with two available one-year extensions at our discretion. Borrowings under the Multicurrency Revolving

Facility will be used for general corporate purposes. Borrowings under the 2014 and 2016 Credit Agreements bear interest at floating rates based upon indices determined by the currency of the borrowing, or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility at a rate determined by reference to our senior unsecured long-term credit rating.

The 2016 Credit Agreement and 2014 Credit Agreement, as amended, contain customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants under the 2016 and 2014 Credit Agreements include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 30, 2017, and no greater than 4.5 to 1.0 thereafter. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the 2016 and 2014 Credit Agreements as of December 31, 2016.

On June 24, 2015, we borrowed $3.0 billion under U.S. Term Loan A to fund a portion of the Biomet merger. Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $1.3 billion in principal under U.S. Term Loan A, resulting in $1.7 billion in outstanding borrowings as of December 31, 2016. The interest rate at December 31, 2016 was 2.1 percent on Term Loan A.

On September 30, 2016, we borrowed $750.0 million under U.S. Term Loan B to repay borrowings under the previous multicurrency revolving facility incurred to fund a portion of the LDR merger. Under the terms of U.S. Term Loan B, starting September 30, 2017, principal payments are due as follows: $75.0 million on each of the first two anniversaries of the U.S. Term Loan B effective date, with the remaining balance due on the U.S. Term Loan B maturity date of September 30, 2019.

Borrowings under the Multicurrency Revolving Facility may be used for general corporate purposes. There were no borrowings outstanding under the Multicurrency Revolving Facility as of December 31, 2016.

Of the total $7.67 billion aggregate principal amount of senior notes outstanding at December 31, 2016, we issued $6.55 billion of this amount in March 2015 (the “Merger Notes”), the proceeds of which were used to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt. The Merger Notes consist of the following seven tranches: the 1.450% Senior Notes due 2017,

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Between the Closing Date and June 30, 2015, we repaid the Biomet senior notes we assumed in the merger. The fair value of the principal amount plus interest was $2,798.6 million. These senior notes required us to pay a call premium in excess of the fair value of the notes when they were repaid. As a result, we recognized $22.0 million in non-operating other expense in 2015 related to this call premium.

The estimated fair value of our senior notes as of December 31, 2016, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,722.5 million. The estimated fair value of the Japan Term Loan as of December 31, 2016, based upon publicly available market yield curves and the terms of the debt (Level 2), was $99.2 million. The carrying value of U.S. Term Loan A and U.S. Term Loan B approximate fair value as they bear interest at short-term variable market rates.

We have entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our senior notes due 2019 and 2021. In August 2016, we settled these instruments for $36.9 million. In September 2016, we entered into various variable-to-fixed interest rate swap agreements that were accounted for as cash flow hedges of Term Loan B. See Note 14 for additional information regarding the interest rate swap agreements.

We also have available uncommitted credit facilities totaling $47.1 million.

At December 31, 2016 and 2015, the weighted average interest rate for our long-term borrowings was 2.8 percent and 2.9 percent, respectively. We paid $363.1 million, $207.1 million, and $67.5 million in interest during 2016, 2015, and 2014, respectively.

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Defined Benefit Plan Items
Balance December 31, 2015	$(193.4)	$29.8	$(0.6)	$(164.8)
OCI before reclassifications	(130.0)	28.3	0.5	12.1
Reclassifications	–	(25.8)	–	9.9

Balance December 31, 2016	$(323.4)	$32.3	$(0.1)	$(142.8)

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss) Reclassified from OCI			Location on Statement of Earnings
	For the Years Ended December 31,
Component of OCI	2016	2015	2014
Cash flow hedges
Foreign exchange forward contracts	$87.7	$122.3	$33.3	Cost of products sold
Forward starting interest rate swaps	(66.4)	–	–	Other expense
Forward starting interest rate swaps	(1.7)	(1.3)	–	Interest expense

	19.6	121.0	33.3	Total before tax
	(6.2)	28.0	14.4	Provision for income taxes

	$25.8	$93.0	$18.9	Net of tax

Investments
Realized gains on securities	$–	$–	$0.4	Interest income

	–	–	0.4	Total before tax
	–	–	–	Provision for income taxes

	$–	$–	$0.4	Net of tax

Defined benefit plans
Prior service cost	$7.8	$5.6	$3.9	*
Unrecognized actuarial (loss)	(22.9)	(20.1)	(11.1)	*

	(15.1)	(14.5)	(7.2)	Total before tax
	(5.2)	(5.3)	(3.0)	Provision for income taxes

	$(9.9)	$(9.2)	$(4.2)	Net of tax

Total reclassifications	$15.9	$83.8	$15.1	Net of tax

* These OCI components are included in the computation of net periodic pension expense (see Note 15).

The following table shows the tax effects on each component of OCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Foreign currency cumulative translation adjustments	$(128.2)	$(305.2)	$(223.1)	$1.8	$–	$–	$(130.0)	$(305.2)	$(223.1)
Unrealized cash flow hedge gains	29.7	59.1	60.5	1.4	6.4	4.6	28.3	52.7	55.9
Reclassification adjustments on foreign currency hedges	(19.6)	(121.0)	(33.3)	6.2	(28.0)	(14.4)	(25.8)	(93.0)	(18.9)
Reclassification adjustments on securities	–	–	(0.4)	–	–	–	–	–	(0.4)
Unrealized gains/(losses) on securities	0.5	(0.2)	(0.5)	–	–	–	0.5	(0.2)	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	27.3	(25.0)	(104.8)	5.3	(3.6)	(29.0)	22.0	(21.4)	(75.8)

Total Other Comprehensive (Loss) Income	$(90.3)	$(392.3)	$(301.6)	$14.7	$(25.2)	$(38.8)	$(105.0)	$(367.1)	$(262.8)

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of the Senior Notes due 2019 and all of the Senior Notes due 2021. In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties. The asset value, including accrued interest through the date of termination, was $36.9 million and the amount being amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $34.3 million, of which the unamortized balance as of December 31, 2016 was $31.4 million.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of the thirty year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the Merger Notes offering. The total notional amounts of the forward starting interest rate swaps were $1 billion and settled in March 2015 at a loss of $97.6 million. This loss will be recognized using the effective interest rate method over the maturity period of the 4.450% Senior Notes due 2045. With the issuance of the Euro notes, we extinguished a portion of the 4.450% Senior Notes due 2045 and recognized $66.4 million as part of our debt extinguishment loss. The remaining loss to be recognized at December 31, 2016 was $28.2 million.

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375 million that were accounted for as cash flow hedges of Term Loan B. The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding. The weighted average fixed interest rate for all of the outstanding interest rate swap agreements is approximately 0.82 percent through September 30, 2019.

Foreign Currency Exchange Rate Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We also designated our Euro notes and other foreign currency exchange forward contracts as net investment hedges of investments in foreign subsidiaries. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We do not use derivative financial instruments for trading or speculative purposes.

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro notes in December 2016, as discussed in Note 12, and designated 100 percent of the Euro notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet.

We also entered into a foreign currency exchange forward contract in anticipation of the Euro notes issuance and designated it as a net investment hedge.

In the year ended December 31, 2016, we recognized a foreign exchange gain of $18.8 million in OCI on our net investment hedges. We recognized no ineffectiveness from our net investment hedges for the year ended December 31, 2016.

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

For foreign currency exchange forward contracts and options outstanding at December 31, 2016, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2017 through June 2019. As of December 31, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,512.6 million. As of December 31, 2016, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $315.7 million.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one month to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. These contracts are settled on the last day of each reporting period. Therefore, there is no outstanding balance related to these contracts recorded on the balance sheet as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.75 billion to $2.25 billion per quarter.

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument			Gain / (Loss) on Hedged Item
Derivative Instrument	Location on Statement of Earnings	Year Ended December 31,			Year Ended December 31,
		2016	2015	2014	2016	2015	2014
Interest rate swaps	Interest expense	$7.5	$2.8	$14.7	$(7.5)	$(2.8)	$(14.7)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2016, 2015 and 2014.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain / (Loss) Recognized in OCI				Amount of Gain / (Loss) Reclassified from OCI
	Year Ended December 31,				Year Ended December 31,
Derivative Instrument	2016	2015	2014	Location on Statement of Earnings	2016	2015	2014
Foreign exchange forward contracts	$25.7	$97.4	$119.8	Cost of products sold	$87.7	$122.3	$33.3
Interest rate swaps	4.0	–	–	Interest expense	–	–	–
Forward starting interest rate swaps	–	(38.3)	(59.3)	Interest expense	(1.7)	(1.3)	–
Forward starting interest rate swaps	–	–	–	Other expense, net	(66.4)	–	–

	$29.7	$59.1	$60.5		$19.6	$121.0	$33.3

The net amount recognized in earnings during the years ended December 31, 2016, 2015 and 2014 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2016, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $32.2 million, or $28.2 million after taxes, which is deferred in accumulated other comprehensive income. Of the net unrealized gain, $34.4 million, or $28.0 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.5 million, or $0.3 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

Derivative Instrument	Location on	Year Ended December 31,
	Statement of Earnings	2016	2015	2014
Foreign exchange forward contracts	Other expense, net	$2.5	$28.8	$15.3

This impact does not include any offsetting gains/losses recognized in earnings as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance Sheet Presentation

As of December 31, 2016 and December 31, 2015, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet. On our consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties.

The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2016		As of December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$57.9	Other current assets	$100.5
Foreign exchange forward contracts	Other assets	34.9	Other assets	19.8
Interest rate swaps	Other assets	4.0	Other assets	26.8

Total asset derivatives		$96.8		$147.1

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$20.9	Other current liabilities	$16.7
Forward starting interest rate swaps	Other current liabilities	–	Other current liabilities	–
Foreign exchange forward contracts	Other long-term liabilities	6.9	Other long-term liabilities	8.3

Total liability derivatives		$27.8		$25.0

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2016			As of December 31, 2015
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$57.9	$20.6	$37.3	$100.5	$16.3	$84.2
Cash flow hedges	Other assets	34.9	6.8	28.1	19.8	7.1	12.7

Liability Derivatives
Cash flow hedges	Other current liabilities	20.9	20.6	0.3	16.7	16.3	0.4
Cash flow hedges	Other long-term liabilities	6.9	6.8	0.1	8.3	7.1	1.2

The following net investment hedge gains were recognized on our consolidated statements of comprehensive income (in millions):

	Amount of Gain / (Loss) Recognized in OCI
	Year Ended December 31,
Derivative Instrument	2016	2015	2014
Euro Notes	$9.4	$–	$–
Foreign exchange forward contracts	9.4	–	–

	$18.8	$–	$–

15.	Retirement Benefit Plans

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

We use a December 31 measurement date for our benefit plans.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2016	2015	2014	2016	2015	2014
Service cost	$9.6	$11.8	$10.9	$19.0	$18.9	$14.7
Interest cost	13.8	15.8	15.5	10.0	8.8	9.2
Expected return on plan assets	(32.2)	(31.8)	(30.8)	(13.7)	(13.9)	(11.0)
Curtailment gain	–	–	–	(0.5)	–	–
Settlements	2.6	–	–	–	–	–
Amortization of prior service cost	(5.9)	(3.7)	(2.6)	(1.9)	(1.9)	(1.3)
Amortization of unrecognized actuarial loss	16.5	17.4	10.6	6.4	2.7	0.5

Net periodic benefit cost	$4.4	$9.5	$3.6	$19.3	$14.6	$12.1

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2016	2015	2014	2016	2015	2014
Discount rate	4.32%	4.56%	4.98%	1.41%	1.94%	2.46%
Rate of compensation increase	3.29%	3.29%	3.29%	2.08%	2.00%	1.48%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	2.40%	3.05%	2.88%

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

Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments. Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and postretirement benefits. The new method utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. Historically, we utilized a single weighted-average discount rate applied to projected cash outflows. We made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan’s liability cash flows to the corresponding spot rate on the yield curve. The change did not impact the measurement of the plan’s obligations. We accounted for this change as a change in accounting estimate.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2016	2015	2016	2015
Projected benefit obligation – beginning of year	$375.1	$386.6	$568.6	$423.7
Obligation assumed from Biomet	–	–	–	159.4
Service cost	9.6	11.8	19.0	18.9
Interest cost	13.8	15.8	10.0	8.8
Plan amendments	–	(21.9)	(23.4)	–
Employee contributions	–	–	23.6	16.9
Benefits paid	(14.3)	(12.3)	(31.6)	(24.1)
Actuarial (gain) loss	(1.6)	(4.9)	46.7	(18.9)
Expenses paid	–	–	(0.2)	(0.3)
Settlement	(5.7)	–	–	(0.2)
Translation gain	–	–	(44.1)	(15.6)

Projected benefit obligation – end of year	$376.9	$375.1	$568.6	$568.6

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2016	2015	2016	2015
Plan assets at fair market value – beginning of year	$374.1	$402.2	$505.6	$385.4
Assets contributed by Biomet	–	–	–	129.4
Actual return on plan assets	29.5	(16.6)	34.1	(4.0)
Employer contributions	5.8	0.8	15.9	14.8
Employee contributions	–	–	23.6	16.9
Settlements	(5.7)	–	–	–
Plan amendments	–	–	–	(0.2)
Benefits paid	(14.3)	(12.3)	(31.6)	(24.1)
Expenses paid	–	–	(0.2)	(0.3)
Translation loss	–	–	(40.4)	(12.3)

Plan assets at fair market value – end of year	$389.4	$374.1	$507.0	$505.6

Funded status	$12.5	$(1.0)	$(61.6)	$(63.0)

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2016	2015	2016	2015
Amounts recognized in consolidated balance sheet:
Prepaid pension	$24.0	$14.6	$10.2	$16.5
Short-term accrued benefit liability	(0.4)	(1.0)	(0.7)	(0.6)
Long-term accrued benefit liability	(11.1)	(14.6)	(71.1)	(78.9)

Net amount recognized	$12.5	$(1.0)	$(61.6)	$(63.0)

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2017 (in millions):

	U.S. and Puerto Rico	Foreign
Unrecognized prior service cost	$(5.9)	$(4.2)
Unrecognized actuarial loss	16.4	3.8

	$10.5	$(0.4)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2016	2015	2014	2016	2015	2014
Discount rate	4.32%	4.36%	4.10%	1.41%	1.86%	1.38%
Rate of compensation increase	3.29%	3.29%	3.29%	2.08%	2.02%	1.43%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2016	2015	2016	2015
Projected benefit obligation	$51.3	$53.8	$545.7	$393.4
Plan assets at fair market value	39.8	38.2	480.2	319.6

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2016	2015	2016	2015
Total accumulated benefit obligations	$364.8	$354.6	$556.4	$556.8
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	32.0	34.8	530.1	380.1
Plan assets at fair market value	21.8	20.6	475.3	314.9

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2017	$15.7	$23.3
2018	16.3	23.2
2019	17.5	23.6
2020	18.3	24.0
2021	19.0	23.9
2022-2026	104.9	128.3

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.7	$2.7	$–	$–
Equity securities:
U.S. large-cap	87.4	–	87.4	–
U.S. small-cap	34.4	–	34.4	–
International	111.1	–	111.1	–
Real estate	14.4	–	14.4	–
Commodity-linked mutual funds	–	–	–	–
Intermediate fixed income securities	139.4	–	139.4	–

Total	$389.4	$2.7	$386.7	$–

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.5	$2.5	$–	$–
Equity securities:
U.S. large-cap	79.2	–	79.2	–
U.S. small-cap	25.6	–	25.6	–
International	93.2	–	93.2	–
Real estate	27.0	–	27.0	–
Commodity-linked mutual funds	16.4	–	16.4	–
Intermediate fixed income securities	130.2	–	130.2	–

Total	$374.1	$2.5	$371.6	$–

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$37.8	$37.8	$–	$–
Equity securities:
Energy	3.2	3.2	–	–
Materials	8.6	8.6	–	–
Industrials	9.3	9.3	–	–
Consumer discretionary	5.8	5.8	–	–
Consumer staples	8.4	8.4	–	–
Healthcare	10.3	10.3	–	–
Financials	16.8	16.8	–	–
Information technology	5.2	5.2	–	–
Telecommunication services	2.1	2.1	–	–
Utilities	3.3	3.3	–	–
Other	71.7	68.3	3.4	–
Fixed income securities:
Government bonds	113.9	–	113.9	–
Corporate bonds	68.2	–	68.2	–
Asset-backed securities	9.9	–	9.9	–
Other debt	11.1	–	11.1	–
Other types of investments:
Mortgage loans	10.8	–	10.8	–
Insurance contracts	5.8	–	5.8	–
Other investments	16.9	–	16.9	–
Real estate	87.9	–	9.2	78.7

Total	$507.0	$179.1	$249.2	$78.7

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2015
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$34.0	$34.0	$–	$–
Equity securities:
Energy	4.7	4.7	–	–
Materials	6.7	6.7	–	–
Industrials	8.2	8.2	–	–
Consumer discretionary	6.3	6.3	–	–
Consumer staples	8.5	8.5	–	–
Healthcare	8.6	8.6	–	–
Financials	17.4	17.4	–	–
Information technology	5.7	5.7	–	–
Telecommunication services	2.0	2.0	–	–
Utilities	3.3	3.3	–	–
Other	80.7	40.6	40.1	–
Fixed income securities:
Government bonds	104.0	–	104.0	–
Corporate bonds	74.5	–	74.5	–
Asset-backed securities	14.8	–	14.8	–
Other debt	11.3	–	11.3	–
Other types of investments:
Mortgage loans	9.8	–	9.8	–
Insurance contracts	5.8	–	5.8	–
Other investments	14.7	–	14.7	–
Real estate	84.6	–	10.7	73.9

Total	$505.6	$146.0	$285.7	$73.9

As of December 31, 2016 and 2015, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2016
Beginning Balance	$73.9
Gains on assets sold	0.1
Change in fair value of assets	2.7
Net purchases and sales	5.0
Translation loss	(3.0)

Ending Balance	$78.7

We expect that we will have no legally required minimum funding requirements in 2017 for the qualified U.S. and Puerto Rico defined benefit retirement plans, nor do we expect to voluntarily contribute to these plans during 2017. Contributions to foreign defined benefit plans are estimated to be $14.9 million in 2017. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries. The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $42.5 million, $40.2 million and $32.8 million related to these plans for the years ended December 31, 2016, 2015 and 2014, respectively.

16.	Income Taxes

The components of earnings before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2016	2015	2014
United States operations	$(251.8)	$(246.2)	$403.3
Foreign operations	651.4	399.4	536.1

Total	$399.6	$153.2	$939.4

The provision for income taxes and the income taxes paid consisted of the following (in millions):

Current:
Federal	$134.2	$55.8	$178.2
State	12.4	18.9	16.5
Foreign	101.6	96.3	116.0

	248.2	171.0	310.7

Deferred:
Federal	(108.5)	(120.6)	(54.8)
State	2.3	(20.0)	(6.6)
Foreign	(47.0)	(23.4)	(29.1)

	(153.2)	(164.0)	(90.5)

Provision for income taxes	$95.0	$7.0	$220.2

Income taxes paid	$269.6	$193.6	$340.1

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2016	2015	2014
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	2.0	(1.7)	0.8
Tax impact of foreign operations, including foreign tax credits	(11.0)	(62.3)	(14.2)
Change in valuation allowance	–	(3.7)	–
Non-deductible expenses	0.9	2.4	–
Tax impact of certain significant transactions	1.6	21.6	1.4
Tax benefit relating to U.S. manufacturer’s deduction and export sales	(4.7)	(6.2)	(1.9)
R&D credit	(1.9)	(4.2)	(0.2)
Share based compensation	(2.9)	1.1	0.2
Net uncertain tax positions, including interest and penalties	4.2	22.9	2.2
Other	0.6	(0.3)	0.1

Effective income tax rate	23.8%	4.6%	23.4%

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

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2016	2015
Deferred tax assets:
Inventory	$260.3	$159.7
Net operating loss carryover	181.3	117.4
Tax credit carryover	110.4	207.8
Capital loss carryover	2.3	4.2
Accrued liabilities	182.2	190.2
Share-based compensation	60.3	59.0
Accounts receivable	22.3	23.7
Other	101.9	133.6

Total deferred tax assets	921.0	895.6
Less: Valuation allowances	(88.3)	(72.7)

Total deferred tax assets after valuation allowances	832.7	822.9

Deferred tax liabilities:
Fixed assets	$138.7	$144.6
Intangible assets	2,343.7	2,337.2
Unremitted earnings of foreign subsidiaries	1,159.4	1,374.8
Other	–	4.3

Total deferred tax liabilities	3,641.8	3,860.9

Total net deferred income taxes	$(2,809.1)	$(3,038.0)

Net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings. At December 31, 2016, $157.1 million of these net operating loss carryovers generally expire within a period of 1 to 20 years and $24.2 million of these net operating loss carryovers have an indefinite life. Valuation allowances for net operating loss carryovers have been established in the amount of $70.8 million and $47.0 million at December 31, 2016 and 2015, respectively.

Deferred tax assets related to tax credit carryovers are available to offset future federal, state and foreign tax liabilities. At December 31, 2016, the Company’s total tax credit carryovers of $110.4 million generally expire within a period of 1 to 10 years. Valuation allowances for certain tax credit carryovers have been established in the amount of $11.9 million and $14.4 million at December 31, 2016 and 2015, respectively.

Deferred tax assets related to capital loss carryovers are also available to reduce future federal capital gains. At December 31, 2016, the Company’s capital loss carryovers of $2.3 million generally expire within a period of 2 to 4 years. Valuation allowances for certain capital loss carryovers have been established in the amount of $0.2 million and $4.2 million at December 31, 2016 and 2015, respectively. The remaining valuation allowances booked against deferred tax assets of $5.4 million and $7.1 million at December 31, 2016 and 2015,

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, relate primarily to intangible assets and potential capital losses that management believes, more likely than not, will not be realized.

At December 31, 2016, we had an aggregate of approximately $4,677.0 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a portion of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax related to remitting these earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Balance at January 1	$591.9	$321.7	$311.0
Increases related to business combinations*	70.2	247.6	–
Increases related to prior periods	36.7	1.3	0.9
Decreases related to prior periods	(94.7)	–	(3.8)
Increases related to current period	53.0	25.7	18.3
Decreases related to settlements with taxing authorities	(3.2)	(1.4)	(3.0)
Decreases related to lapse of statute of limitations	(4.6)	(3.0)	(1.7)

Balance at December 31	$649.3	$591.9	$321.7

Amounts impacting effective tax rate, if recognized balance at December 31*	$511.5	$443.7	$186.3

* Subject to change during measurement period of business combinations.

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2016, we accrued interest and penalties of $19.3 million, and as of December 31, 2016, had a recognized liability for interest and penalties of $110.8 million, which included a $8.6 million increase from December 31, 2015 related to the Biomet merger.

During 2015, we accrued interest and penalties of $4.8 million, and as of December 31, 2015, had recognized a liability for interest and penalties of $82.9 million, which included an increase of $29.8 million from December 31, 2014 related to the Biomet merger. During 2014, we accrued interest and penalties of $5.9 million, and as of December 31, 2014, had recognized a liability for interest and penalties of $48.3 million.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws have and continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and the Organization for Economic Cooperation and Development led initiatives. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.

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

In other major jurisdictions, open years are generally 2009 or later.

Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of $300 million decrease to $50 million increase.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2016.

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

	For the Years Ended December 31,
	2016	2015	2014
Weighted average shares outstanding for basic net earnings per share	200.0	187.4	169.0
Effect of dilutive stock options and other equity awards	2.4	2.4	2.7

Weighted average shares outstanding for diluted net earnings per share	202.4	189.8	171.7

For the years ended December 31, 2016 and 2015, an average of 0.9 million and 0.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. In the year ended December 31, 2014, all outstanding options to purchase shares of common stock were included in the computation of diluted earnings per share as the exercise prices of all options were less than the average market price of the common stock.

During 2016, we repurchased 4.2 million shares of our common stock at an average price of $98.50 per share for a total cash outlay of $415.5 million, including commissions.

18.	Segment Data

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; office based technologies; spine, craniomaxillofacial and thoracic products (“CMF”); dental implants; and related surgical products. We allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. The product category operating segments are Americas Spine, Office Based Technologies, CMF and Dental. The geographic operating segments include results from all of our product categories except those in the product category operating segments. The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Americas Spine operating segment only includes product results from the Americas.

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

Management does not review asset information by operating segment. Instead, management reviews cash flow and other financial ratios by operating segment.

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales and other information by segment is as follows (in millions):

	Americas	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Global Operations and Corporate Functions	Total
As of and for the Year Ended December 31, 2016
Net sales	$3,947.6	$1,566.1	$1,092.2	$1,078.0	$–	$7,683.9
Depreciation and amortization	135.6	70.7	51.6	34.7	746.7	1,039.3
Segment operating profit	2,134.4	503.3	440.8	249.1	(854.9)	2,472.7
Inventory step-up and certain other inventory and manufacturing related charges						(469.1)
Intangible asset amortization						(565.9)
Certain claims						–
Special items
Biomet merger related						(487.3)
Other special items						(124.5)

Operating profit						825.9

As of and for the Year Ended December 31, 2015
Net sales	$3,109.4	$1,302.9	$881.6	$703.9	$–	$5,997.8
Depreciation and amortization	110.0	62.4	37.9	21.0	481.1	712.4
Segment operating profit	1,633.5	449.0	422.2	162.2	(673.9)	1,993.0
Inventory step-up and certain other inventory and manufacturing related charges						(348.8)
Intangible asset amortization						(337.4)
Certain claims						(7.7)
Special items
Biomet merger related						(619.1)
Other special items						(212.7)

Operating profit						467.3

As of and for the Year Ended December 31, 2014
Net sales	$2,320.2	$1,189.1	$789.2	$374.8	$–	$4,673.3
Depreciation and amortization	70.5	48.8	30.2	7.5	218.8	375.8
Segment operating profit	1,215.4	407.8	371.0	76.4	(541.9)	1,528.7
Inventory step-up and certain other inventory and manufacturing related charges						(36.3)
Intangible asset amortization						(92.5)
Certain claims						(21.5)
Special items
Biomet merger related						(61.9)
Other special items						(279.2)

Operating profit						1,037.3

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2016	2015
United States	$1,181.3	$1,188.6
Other countries	856.6	874.0

Property, plant and equipment, net	$2,037.9	$2,062.6

U.S. sales were $4,541.3 million, $3,447.2 million, and $2,397.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer’s country of domicile.

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2016	2015	2014
Knees	$2,751.9	$2,276.8	$1,895.2
Hips	1,867.9	1,533.0	1,326.4
S.E.T	1,645.4	1,214.6	863.2
Dental	427.9	335.7	242.8
Spine & CMF	662.0	404.4	207.2
Other	328.8	233.3	138.5

Total	$7,683.9	$5,997.8	$4,673.3

19.	Leases

Total rent expense for the years ended December 31, 2016, 2015 and 2014 aggregated $74.0 million, $60.1 million, and $48.4 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2016 were (in millions):

For the Years Ending December 31,
2017	$69.5
2018	58.7
2019	47.6
2020	38.9
2021	28.4
Thereafter	88.7

20.	Commitments and Contingencies

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

Litigation

Durom®  Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. As of December 31, 2016, all litigation activity in the MDL, Santas and McAllister is stayed until mid-2017 to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants. Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future. The majority of claims outside the U.S. are pending in Canada, Germany and the U.K. A Canadian class settlement was approved in late 2016. Trials have commenced in Germany, and the majority of claims in the U.K. are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of December 31, 2016 remains consistent with our estimate as of December 31, 2015, and, accordingly, we did not record any additional expense during the year ended December 31, 2016. We recognized $7.7 million and $21.5 million in expense for Durom Cup-related claims in 2015 and 2014, respectively.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of December 31, 2016, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of December 31, 2016 of the remaining liability for all Durom Cup-related claims is $293.6 million, of which $75.0 million is classified as short-term in “Other current liabilities” and $218.6 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of

Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award. On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur. On December 2, 2016, the trial court remitted the verdict to $21.5 million. On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain. In the future, we could be required to record a charge that could have a material adverse effect on our results of operations and cash flows.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in other state and federal courts, and additional lawsuits may be filed. As of December 31, 2016, discovery in these lawsuits was ongoing. The initial bellwether trial took place in October 2015 and resulted in a defense verdict. The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016. The second bellwether trial took place in January 2017 and resulted in a defense verdict. We have not accrued an estimated loss relating to these lawsuits because we believe the plaintiffs’ allegations are not consistent with the record of clinical success for these products. As a result, we do not believe that it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 may participate in the settlement. Biomet continues to evaluate the inventory of lawsuits in the MDL pursuant to the categories and procedures set forth in the settlement agreement. The final amount of payments under the settlement is uncertain. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of December 31, 2016 of the remaining liability for all Biomet metal-on-metal hip implant claims is $57.4 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet will be responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of December 31, 2016, Biomet had received all of the insurance proceeds it expects to recover under the excess policies. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Heraeus trade secret misappropriation lawsuits: In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV, certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”). The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred (alleged at that time to be in excess of €30.0 million).

On June 5, 2014, the German appeals court in Frankfurt (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought (the “Frankfurt Decision”). The Heraeus and Biomet parties both sought appeal against the Frankfurt Decision. In a decision dated June 16, 2016, the German Supreme Court dismissed the parties’ appeals without reaching the merits, rendering that decision final. In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements. In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany. As of the date of filing of this report, the Biomet entities had not yet been served formally with that claim.

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

Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against Biomet-related entities relating to the European Cements.

We have accrued an estimated loss relating to the Frankfurt Decision, but have not recognized any losses for Heraeus-related lawsuits in other jurisdictions because we do not believe it is probable that we have incurred a liability, and we cannot reasonably estimate any loss that might eventually be incurred. Damages relating to the Frankfurt Decision are subject to separate proceedings and it is reasonably possible that our estimate of the loss we may incur may change in the future. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre-and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. Oral argument took place on February 23, 2016. On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue. On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the District Court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees. The case is now being remanded back to the District Court. Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees is scheduled for June 28, 2017. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $165.0 million that could have a material adverse effect on our results of operations and cash flows.

Putative Class Action: On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us and three of our officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between September 7, 2016 and October 31, 2016. The complaint alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose that supply chain issues led to a decrease in order fulfillment rates in the third quarter of 2016 and would cause us to lower our revenue and earnings guidance for full-year 2016. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. We believe this lawsuit is without merit, and we and the individual defendants intend to defend it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce, Zhejiang and Montreal. As of December 31, 2016, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana. The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction. The FDA may also recommend prosecution by the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

DPA relating to FCPA matters: On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries. As part of the settlement, Biomet resolved matters with the SEC through an administrative cease-and-desist order (the “Order”); (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l. (“JERDS”), the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement (the “Plea Agreement”) with the DOJ. The conduct underlying these resolutions occurred prior to the Biomet merger.

Pursuant to the terms of the Order, Biomet resolved claims with the SEC related to violations of the books and records, internal controls and anti-bribery provisions of the FCPA by disgorging profits to the U.S. government in an

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES	2016 FORM 10-K ANNUAL REPORT

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate amount of approximately $6.5 million, inclusive of pre-judgment interest, and paying a civil penalty in the amount of $6.5 million (collectively, the “Civil Settlement Payments”). We also agreed to pay a criminal penalty of approximately $17.5 million (together with the Civil Settlement Payments, the “Settlement Payments”) to the U.S. government pursuant to the terms of the DPA. We made the Settlement Payments in January 2017 and, as previously disclosed, had accrued, as of June 24, 2015, the closing date of the Biomet merger, an amount sufficient to cover this matter.

Under the DPA, which has a term of three years, the DOJ agreed to defer criminal prosecution of us in connection with the charged violation of the internal controls provision of the FCPA as long as we comply with the terms of the DPA. In addition, we will be subject to oversight by an independent compliance monitor for at least 12 months. The monitor will focus on legacy Biomet operations as integrated into our operations. If we remain in compliance with the DPA during its term, the charges against us will be dismissed with prejudice. The term of the DPA may be extended for up to one additional year at the DOJ’s discretion. In addition, under its Plea Agreement with the DOJ, JERDS pleaded guilty on January 13, 2017 to aiding and abetting a violation of the books and records provision of the FCPA. In light of the DPA we entered into, JERDS paid only a nominal assessment and no criminal penalty.

If we do not comply with the terms of the DPA, we could be subject to prosecution for violating the internal controls provisions of the FCPA and the conduct of Biomet and its subsidiaries described in the DPA, which conduct pre-dated our acquisition of Biomet, as well as any new or continuing violations. We could also be subject to exclusion by OIG-HHS from participation in federal healthcare programs, including Medicaid and Medicare. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

21.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)

	2016 Quarter Ended				2015 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,904.0	$1,934.0	$1,832.8	$2,013.1	$1,134.4	$1,167.6	$1,762.2	$1,933.6
Gross profit	1,136.8	1,160.1	1,189.2	1,250.1	829.1	840.3	1,087.5	1,102.9
Net earnings (loss) of Zimmer Biomet Holdings, Inc.	108.8	(31.3)	158.8	69.6	171.4	(173.6)	22.2	127.0
Earnings (loss) per common share
Basic	0.54	(0.16)	0.79	0.35	1.01	(1.00)	0.11	0.62
Diluted	0.54	(0.16)	0.78	0.34	0.99	(1.00)	0.11	0.62

In the three month period ended September 30, 2016, we recognized $21.0 million of tax benefits and $12.2 million of pre-tax operating expenses that were related to previous periods. The majority of the tax benefits were related to adjusting certain Biomet purchase accounting values. In the three month period ended December 31, 2016, we recognized $13.0 million of tax provisions that were related to previous periods. We have evaluated the effect of these out-of-period adjustments on the applicable interim and annual periods of 2016 and prior years in which they should have been recognized, and concluded for both quantitative and qualitative reasons that these adjustments were not material to any of the periods affected.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 13a-15(f) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting discussed in Management’s Report on Internal Control Over Financial Reporting included in item 7A.

In light of this material weakness, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Remediation Plan. Management has begun implementing a remediation plan to address the control deficiencies that led to the material weakness. The remediation plan includes adding additional resources and strengthening our income tax controls with improved technical oversight and training. We believe these additional resources will enhance our review procedures and will effectively remediate the material weakness, but the material weakness will not be considered remediated until the applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, that the enhanced control is operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address this material weakness, which may require additional implementation time. Further, we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Item 9B.	Other Information

During the fourth quarter of 2016, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 12, 2017 (the “2017 Proxy Statement”).

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

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from our 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from of our 2017 Proxy Statement.

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Biomet Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

Item 16.	10-K Summary

None

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

By:	/s/ David C. Dvorak
David C. Dvorak
President and Chief Executive Officer

Dated: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Dvorak David C. Dvorak	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017

/s/ Daniel P. Florin Daniel P. Florin	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2017

/s/ Tony W. Collins Tony W. Collins	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2017

/s/ Christopher B. Begley Christopher B. Begley	Director	March 1, 2017

/s/ Betsy J. Bernard Betsy J. Bernard	Director	March 1, 2017

/s/ Paul M. Bisaro Paul M. Bisaro	Director	March 1, 2017

/s/ Gail K. Boudreaux Gail K. Boudreaux	Director	March 1, 2017

/s/ Michael J. Farrell Michael J. Farrell	Director	March 1, 2017

/s/ Larry C. Glasscock Larry C. Glasscock	Director	March 1, 2017

/s/ Robert A. Hagemann Robert A. Hagemann	Director	March 1, 2017

/s/ Arthur J. Higgins Arthur J. Higgins	Director	March 1, 2017

/s/ Michael W. Michelson Michael W. Michelson	Director	March 1, 2017

/s/ Cecil B. Pickett, Ph.D. Cecil B. Pickett, Ph.D.	Director	March 1, 2017

/s/ Jeffrey K. Rhodes Jeffrey K. Rhodes	Director	March 1, 2017

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

INDEX TO EXHIBITS

Exhibit No	Description†
2.1	Agreement and Plan of Merger, dated as of June 6, 2016, by and among Zimmer Biomet Holdings, Inc., LH Merger Sub, Inc. and LDR Holding Corporation (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed June 7, 2016)
3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
4.1	Specimen Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)
4.2	Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. (now known as Zimmer Biomet Holdings, Inc.) and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)
4.3	First Supplemental Indenture to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 17, 2009)
4.4	Form of 4.625% Note due 2019 (incorporated by reference to Exhibit 4.3 above)
4.5	Form of 5.750% Note due 2039 (incorporated by reference to Exhibit 4.3 above)
4.6	Second Supplemental Indenture dated as of November 10, 2011, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 10, 2011)
4.7	Form of 3.375% Note due 2021 (incorporated by reference to Exhibit 4.6 above)
4.8	Third Supplemental Indenture, dated as of March 19, 2015, to the Indenture dated as of November 17, 2009 between Zimmer Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed March 19, 2015)
4.9	Form of 1.450% Notes due 2017 (incorporated by reference to Exhibit 4.8 above)
4.10	Form of 2.000% Notes due 2018 (incorporated by reference to Exhibit 4.8 above)
4.11	Form of 2.700% Notes due 2020 (incorporated by reference to Exhibit 4.8 above)
4.12	Form of 3.150% Notes due 2022 (incorporated by reference to Exhibit 4.8 above)
4.13	Form of 3.550% Notes due 2025 (incorporated by reference to Exhibit 4.8 above)
4.14	Form of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.8 above)
4.15	Form of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.8 above)
4.16	Fourth Supplemental Indenture, dated as of December 13, 2016, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)
4.17	Agency Agreement, dated as of December 13, 2016, by and among Zimmer Biomet Holdings, Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, Elavon Financial Services DAC, as registrar and transfer agent, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)
4.18	Amendment No. 1, dated as of January 4, 2017, to the Agency Agreement dated as of December 13, 2016, by and among Zimmer Biomet Holdings, Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, Elavon Financial Services DAC, as original registrar and original transfer agent, U.S. Bank National Association, as successor registrar and successor transfer agent, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed January 4, 2017)
4.19	Form of 1.414% Notes due 2022 (incorporated by reference to Exhibit 4.16 above)
4.20	Form of 2.425% Notes due 2026 (incorporated by reference to Exhibit 4.16 above)
10.1*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.2*	Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
10.3*	Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.4*	Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.5*	Change in Control Severance Agreement with David C. Dvorak (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.6*	Change in Control Severance Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.7*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.8*	Form of Change in Control Severance Agreement with Daniel P. Florin, Tony W. Collins, Adam R. Johnson, David A. Nolan, Jr. and Daniel E. Williamson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)
10.9*	Change in Control Severance Agreement with Sang Yi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.10*	Form of Change in Control Severance Agreement with Robert D. Delp
10.11*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.12*	First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.13*	Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 28, 2009)
10.14*	First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.15*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with U.S.-Based Executive Officers (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)
10.16*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.17*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.18*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Robert D. Delp
10.19*	Zimmer Biomet Holdings, Inc. Amended Stock Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.20*	Form of Nonqualified Stock Option Award Letter under the Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)
10.21*	Form of Restricted Stock Unit Award Letter under the Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K filed February 29, 2016)
10.22*	Form of Nonqualified Stock Option Award Letter under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.23*	Amended and Restated Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.24*	Zimmer Biomet Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
10.25*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 3, 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2016)
10.26*	Form of Nonqualified Stock Option Award Letter under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed February 29, 2016)
10.27*	Form of Restricted Stock Unit Award Letter (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed February 23, 2015)
10.28*	Form of Performance-Based Restricted Stock Unit Award Letter (three-year performance period) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 29, 2016)
10.29*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.30*	Settlement Agreement between Zimmer Pte Ltd and Stephen Ooi Hong Liang dated February 5, 2016 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2016)
10.31*	Agreement by and between Stephen Ooi Hong Liang, Zimmer Pte Ltd and Zimmer, Inc. dated February 5, 2016 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed May 10, 2016)
10.32	Term Loan Agreement ¥11,700,000,000 dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.33	Letter of Guarantee dated as of May 24, 2012 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 31, 2012)
10.34	First Amendment, dated October 31, 2014, to the ¥11,700,000,000 Term Loan Agreement dated as of May 24, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 5, 2014)
10.35	Credit Agreement, dated as of September 30, 2016, among Zimmer Biomet Holdings, Inc., Zimmer Biomet G.K., ZB Investment Luxembourg S.à r.l., the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed October 5, 2016)
10.36	Credit Agreement, dated as of May 29, 2014, among Zimmer Holdings, Inc., Zimmer K.K., Zimmer Investment Luxembourg S.à r.l., the borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J. P. Morgan Europe Limited, as European Administrative Agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 4, 2014)
10.37	First Amendment, dated as of September 30, 2016, to the Credit Agreement dated as of May 29, 2014 among Zimmer Biomet Holdings, Inc., Zimmer Biomet G.K., ZB Investment Luxembourg S.à r.l., the borrowing subsidiaries from time to time party thereto, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, and J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed October 5, 2016)
10.38	Deferred Prosecution Agreement, dated as of January 12, 2017, between Zimmer Biomet Holdings, Inc. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)
10.39	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease-and-Desist Order against Biomet, Inc., dated January 12, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)
10.40	Plea Agreement, dated as of January 12, 2017, between JERDS Luxembourg Holding S.à r.l. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)
21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

ZIMMER BIOMET HOLDINGS, INC.	2016 FORM 10-K ANNUAL REPORT

Exhibit No	Description†
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

† Unless otherwise indicated, exhibits incorporated by reference herein were originally filed under SEC File No. 001-16407.

* Management contract or compensatory plan or arrangement.

SCHEDULE II

ZIMMER HOLDINGS, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Description	Balance at Beginning of Period	Additions Charged (Credited) to Expense	Deductions to Reserve	Effects of Foreign Currency	Acquired Allowances	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2014	$22.7	$2.0	$(1.4)	$(1.0)	$–	$22.3
Year Ended December 31, 2015	22.3	13.5	(0.4)	(1.3)	–	34.1
Year Ended December 31, 2016	34.1	22.3	(4.5)	(0.3)	–	51.6
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2014	$42.7	$74.7	$(9.2)	$–	$14.6	$122.8
Year Ended December 31, 2015	122.8	(53.7)	(5.6)	(1.6)	10.8	72.7
Year Ended December 31, 2016	72.7	24.8	(12.4)	(1.1)	4.3	88.3