Form 10-Q
period 2017-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2017-05-09
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

Commission File Number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580

(Address of principal executive offices)

Telephone: (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2017, 201,644,028 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2017

Part I—Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
Net Sales	$1,977.3	$1,904.0
Cost of products sold, excluding intangible asset amortization	512.9	640.6
Intangible asset amortization	152.0	126.6
Research and development	91.1	85.7
Selling, general and administrative	760.8	716.9
Special items (Note 2)	110.1	88.7

Operating expenses	1,626.9	1,658.5

Operating Profit	350.4	245.5
Other expense, net	(2.8)	(3.8)
Interest income	0.5	1.3
Interest expense	(82.9)	(88.2)

Earnings before income taxes	265.2	154.8
(Benefit) provision for income taxes	(34.1)	46.1

Net Earnings	299.3	108.7
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.1)

Net Earnings of Zimmer Biomet Holdings, Inc.	$299.4	$108.8

Earnings Per Common Share
Basic	$1.49	$0.54
Diluted	$1.47	$0.54

Weighted Average Common Shares Outstanding
Basic	201.1	200.1
Diluted	203.1	202.2

Cash Dividends Declared Per Common Share	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended March 31,
	2017	2016
Net earnings	$299.3	$108.7
Other Comprehensive Income:
Foreign currency cumulative translation adjustments, net of tax	49.0	134.2
Unrealized cash flow hedge losses, net of tax	(26.3)	(44.1)
Reclassification adjustments on hedges, net of tax	(9.0)	(24.4)
Unrealized gains on securities, net of tax	—	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(3.5)	20.0

Total Other Comprehensive Income	10.2	86.1

Comprehensive Income	309.5	194.8
Comprehensive loss attributable to the noncontrolling interest	(0.2)	(0.2)

Comprehensive Income attributable to Zimmer Biomet Holdings, Inc.	$309.7	$195.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$1,039.5	$634.1
Accounts receivable, less allowance for doubtful accounts	1,600.1	1,604.4
Inventories	1,977.0	1,959.4
Prepaid expenses and other current assets	463.3	465.7

Total Current Assets	5,079.9	4,663.6
Property, plant and equipment, net	2,053.2	2,037.9
Goodwill	10,685.1	10,643.9
Intangible assets, net	8,650.6	8,785.4
Other assets	519.0	553.6

Total Assets	$26,987.8	$26,684.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$335.9	$364.5
Income taxes payable	183.0	183.5
Current portion of long-term debt	975.0	575.6
Other current liabilities	1,162.2	1,257.9

Total Current Liabilities	2,656.1	2,381.5
Deferred income taxes	2,972.6	3,030.9
Other long-term liabilities	887.1	936.3
Long-term debt	10,537.8	10,665.8

Total Liabilities	17,053.6	17,014.5

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Zimmer Biomet Holdings, Inc. Stockholders’ Equity:
Common stock, $0.01 par value, one billion shares authorized, 305.6 million shares issued in 2017 (304.7 million in 2016)	3.1	3.1
Paid-in capital	8,435.2	8,368.5
Retained earnings	8,649.6	8,467.1
Accumulated other comprehensive loss	(423.8)	(434.0)
Treasury stock, 104.0 million shares in 2017 (104.1 million shares in 2016)	(6,730.7)	(6,735.8)

Total Zimmer Biomet Holdings, Inc. stockholders’ equity	9,933.4	9,668.9
Noncontrolling interest	0.8	1.0

Total Stockholders’ Equity	9,934.2	9,669.9

Total Liabilities and Stockholders’ Equity	$26,987.8	$26,684.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows provided by (used in) operating activities:
Net earnings	$299.3	$108.7
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	267.6	246.9
Share-based compensation	14.0	12.7
Inventory step-up	14.6	153.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(86.9)	(33.7)
Receivables	26.8	(83.4)
Inventories	(11.5)	38.3
Accounts payable and accrued expenses	(137.0)	(116.3)
Other assets and liabilities	(111.5)	(54.1)

Net cash provided by operating activities	275.4	272.8

Cash flows provided by (used in) investing activities:
Additions to instruments	(86.4)	(85.1)
Additions to other property, plant and equipment	(43.1)	(27.6)
Purchases of investments	—	(0.3)
Sales of investments	—	223.5
Other investing activities	(3.6)	(14.7)

Net cash used in investing activities	(133.1)	95.8

Cash flows provided by (used in) financing activities:
Proceeds from multicurrency revolving facility	400.0	—
Payments on term loan	(150.0)	(400.0)
Net (payments) proceeds on other debt	(0.7)	0.3
Dividends paid to stockholders	(48.1)	(44.6)
Proceeds from employee stock compensation plans	66.1	31.3
Business combination contingent consideration payments	(6.0)	—
Restricted stock witholdings	(5.2)	(4.4)
Repurchase of common stock	—	(415.5)

Net cash (used in) provided by financing activities	256.1	(832.9)

Effect of exchange rates on cash and cash equivalents	7.0	1.8

(Decrease) increase in cash and cash equivalents	405.4	(462.5)
Cash and cash equivalents, beginning of year	634.1	1,459.3

Cash and cash equivalents, end of period	$1,039.5	$996.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in the 2016 Annual Report on Form 10-K filed by Zimmer Biomet Holdings, Inc.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2016 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

2. Significant Accounting Policies

Special Items—We recognize expenses resulting directly from our business combinations, employee termination benefits, certain research and development (“R&D”) agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality enhancements and remediation efforts, operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended March 31,
	2017	2016
Biomet merger-related
Consulting and professional fees	$18.7	$36.1
Employee termination benefits	(3.0)	4.1
Dedicated project personnel	8.7	21.7
Relocated facilities	2.8	1.7
Contract terminations	—	10.1
Information technology integration	2.3	1.4
Other	7.5	4.0

Total Biomet merger-related	37.0	79.1
Other
Consulting and professional fees	50.4	6.9
Employee termination benefits	1.2	—
Dedicated project personnel	12.8	1.8
Relocated facilities	2.4	0.2
Certain litigation matters	7.0	—
Information technology integration	0.5	0.1
Contingent consideration adjustments	(3.6)	—
Other	2.4	0.6

Total Other	73.1	9.6

Special items	$110.1	$88.7

Consulting and professional fees related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and merger with Biomet; legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; other consulting and professional fees and contract labor related to our quality enhancement and remediation efforts and operational excellence initiatives; third-party fees related to severance and termination benefits matters; and consulting fees related to certain information system integrations.

Dedicated project personnel expenses include the salary, benefits, travel expenses and other costs directly associated with employees who are 100 percent dedicated to our integration of acquired businesses, employees who have been notified of termination, but are continuing to work on transferring their responsibilities and employees working on our quality enhancement and remediation efforts and operational excellence initiatives.

A further detailed description of expenses included in “Special items” can be found in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

On June 24, 2015, pursuant to an agreement and plan of merger dated April 24, 2014, we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”), and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”). After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies. Part of these integration plans included termination of employees and certain contracts with independent agents, distributors, suppliers and lessors. Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $140 million for contract termination expense in that time period. As of March 31, 2017, we have incurred a cumulative total of $148.8 million for employee termination benefits and $134.9 million for contract termination expense. The following table summarizes the liabilities related to these integration plans (in millions):

	Employee Termination Benefits	Contract Terminations	Total
Balance at December 31, 2016	$38.1	$35.1	$73.2
Additions	(3.0)	—	(3.0)
Cash payments	(17.8)	(3.6)	(21.4)
Foreign currency exchange rate changes	0.3	0.1	0.4

Balance at March 31, 2017	$17.6	$31.6	$49.2

Recent Accounting Pronouncements—In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16—Intra-Entity Asset Transfers of Assets Other than Inventory. This ASU changes the accounting for the tax effects of intra-entity asset transfers/sales. Under current GAAP, the tax effects of intra-entity asset transfers/sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use. Under the new guidance, the tax expense from the sale of the asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers/sales of inventory. We early adopted this standard effective January 1, 2017. The modified retrospective approach is required for transition, which resulted in us recognizing a cumulative-effect adjustment in retained earnings as of January 1, 2017 for intra-entity transfers/sales we had executed prior to that date. The January 1, 2017 cumulative effect adjustment resulted in a $72.7 million decrease to Retained earnings, a $3.9 million decrease to Prepaid expenses and other current assets, a $22.4 million decrease in Other assets, a $2.0 million decrease to Income taxes payable, and a $48.4 million increase to Deferred income taxes. The adoption of this ASU resulted in a favorable effect of $1.8 million to our provision for income taxes in the three month period ended March 31, 2017 compared to what it would have been under the previous accounting rules.

In May 2014, the FASB issued ASU 2014-09—Revenue from Contracts with Customers. This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service. This ASU will be effective for us beginning January 1, 2018. Entities are permitted to apply the standard and related amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

During the fourth quarter of 2016, we commenced an initial evaluation of the new standard and a related assessment and review of a representative sample of existing revenue contracts with our customers on some of our most significant revenue streams. Based upon our preliminary assessment, we do not believe there will be a material change to the timing of our revenue recognition. However, during 2017 we will continue our review to affirm our preliminary assessment. It is likely we will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption. We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase to occur during 2017. Additionally, we have not made a decision on which adoption method to utilize. Our evaluation of ASU 2014-09 is ongoing and not complete.

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

In March 2017, the FASB issued ASU 2017-07—Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires us to report the service cost component of pensions in the same location as other compensation costs arising from services rendered by the pertinent employees during the period. We will be required to report the other components of net benefit costs in Other Income (Expense) in the statement of earnings. This ASU will be effective for us beginning January 1, 2018. The ASU must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost in assets. We are currently evaluating the impact this ASU will have on our consolidated financial statements. See Note 12 for further information on the components of our net benefit cost.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3. Business Combinations

LDR Acquisition

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

The purchase price allocation as of March 31, 2017 is preliminary. The primary tasks to be completed related to our purchase price accounting are finalizing tax accounts, including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis. There may be differences between the preliminary estimates of fair value and the final acquisition accounting, which differences could be material. The final estimates of fair value are expected to be completed as soon as possible, but no later than July 13, 2017.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed in the LDR acquisition (in millions):

	As of July 13, 2016 (as adjusted as of December 31, 2016)	Adjustments	As of July 13, 2016 (as adjusted as of March 31, 2017)
Cash	$92.8	$—	$92.8
Accounts receivable, net	31.2	(0.7)	30.5
Inventory	99.6	(2.6)	97.0
Other current assets	5.6	—	5.6
Property, plant and equipment	24.7	—	24.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	2.0	—	2.0
Intangible assets subject to amortization:
Technology	452.0	(5.0)	447.0
Customer relationships	118.0	4.0	122.0
Trademarks and trade names	71.0	3.0	74.0
Other assets	76.8	0.2	77.0
Goodwill	482.4	(24.0)	458.4

Total assets acquired	1,456.1	(25.1)	1,431.0

Current liabilities	75.9	—	75.9
Long-term debt	0.5	—	0.5
Deferred taxes	265.5	(27.8)	237.7
Other long-term liabilities	0.3	2.7	3.0

Total liabilities assumed	342.2	(25.1)	317.1

Net assets acquired	$1,113.9	$—	$1,113.9

We have not included pro forma information and certain other information under GAAP for the LDR acquisition because it did not have a material impact on our financial position or results of operations.

Other acquisitions

During the year ended December 31, 2016, we completed individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis, CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company, and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries. The total aggregate cash consideration was $441.7 million. These acquisitions were completed primarily to expand our product offerings. We have assigned a preliminary fair value of $58.0 million for settlement of preexisting relationships and additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales, commercial milestones and certain cost savings. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth, cost savings and commercial milestones and discounting to present value the estimated payments. The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

The purchase price allocations as of March 31, 2017 are preliminary. The primary tasks to be completed related to our purchase price accounting are refinements to certain intangible assets, finalizing tax accounts, including, but not limited to, the allocation of acquired intangible assets and goodwill on a jurisdictional basis, and finalizing the estimated fair values of contingent liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC, CD Diagnostics, MedTech, and other immaterial acquisitions that occurred during the year ended December 31, 2016 (in millions):

Current assets	$64.2
Property, plant and equipment	4.5
Intangible assets	200.1
Goodwill	344.1
Other assets	7.8

Total assets acquired	620.7

Current liabilities	14.2
Long-term liabilities	106.8

Total liabilities assumed	121.0

Net assets acquired	$499.7

We have not included pro forma information and certain other information under GAAP for the Cayenne Medical, CTC, CD Diagnostics, or MedTech acquisitions because, individually and in aggregate, they did not have a material impact on our financial position or results of operations.

Goodwill

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at December 31, 2016
Goodwill	$7,634.5	$1,263.7	$487.3	$1,631.4	$11,016.9
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	7,634.5	1,263.7	487.3	1,258.4	10,643.9
LDR purchase accounting	—	—	—	(24.0)	(24.0)
Other acquisitions	8.4	(4.3)	—	—	4.1
Currency translation	18.1	31.1	8.6	3.3	61.1

Balance at March 31, 2017
Goodwill	7,661.0	1,290.5	495.9	1,610.7	11,058.1
Accumulated impairment loss	—	—	—	(373.0)	(373.0)

	$7,661.0	$1,290.5	$495.9	$1,237.7	$10,685.1

4. Inventories

	March 31,	December 31,
	2017	2016
	(in millions)
Finished goods	$1,575.3	$1,556.9
Work in progress	149.2	141.7
Raw materials	252.5	260.8

Inventories	$1,977.0	$1,959.4

Finished goods inventory as of March 31, 2017 and December 31, 2016 included $18.3 million and $35.3 million, respectively, to step-up acquired inventory to fair value.

5. Property, Plant and Equipment

	March 31,	December 31,
	2017	2016
	(in millions)
Land	$30.9	$37.0
Buildings and equipment	1,787.3	1,789.9
Capitalized software costs	408.2	397.2
Instruments	2,452.9	2,347.6
Construction in progress	115.7	99.8

	4,795.0	4,671.5
Accumulated depreciation	(2,741.8)	(2,633.6)

Property, plant and equipment, net	$2,053.2	$2,037.9

6. Transfers of Financial Assets

In the fourth quarter of 2016, we executed receivables purchase arrangements to liquidate portions of our trade accounts receivable balance with unrelated third parties. The receivables relate to products sold to customers and are short-term in nature. The factorings were treated as sales of our accounts receivable. Proceeds from the transfers reflect either the face value of the accounts receivable or the face value less factoring fees.

In the U.S., our program is done on a revolving basis with a current maximum funding limit of $225 million. We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold. In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable. The result is our risk of loss being limited to the factored accounts receivable not covered by the insurance. The maximum exposures to loss associated with these arrangements were $10.0 million and $5.2 million as of March 31, 2017 and December 31, 2016, respectively.

In our foreign programs, we sell to a third party and have no continuing involvement or significant risk with the factored accounts receivable.

Funds received from the transfers are recorded as an increase to cash and a reduction to accounts receivable outstanding in the condensed consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties in cash flows from operating activities in our condensed consolidated statements of cash flows. Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense. Net expenses include any resulting gains or losses from the sales of receivables, credit insurance and factoring fees.

In the three month period ended March 31, 2017, we sold receivables having an aggregate face value of $208.7 million to the third parties in exchange for cash proceeds of $208.5 million. Expenses recognized on these sales during the three month period ended March 31, 2017 were not significant. In the three month period ended March 31, 2017, under the U.S. program, we collected $117.9 million from our customers and remitted it to the third party and we effectively repurchased $11.2 million of previously sold accounts receivable from the third party due to its revolving nature. We estimate the incremental operating cash inflows related to all of our programs were approximately $50 million in the three month period ended March 31, 2017.

At March 31, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. revolving arrangement amounted to $100.2 million.

7. Debt

Our debt consisted of the following (in millions):

	March 31, 2017	December 31, 2016
Current portion of long-term debt
1.450% Senior Notes due 2017	$500.0	$500.0
U.S. Term Loan B	75.0	75.0
Multicurrency Revolving Facility	400.0	—
Other short-term debt	—	0.6

Total current portion of long-term debt	$975.0	$575.6

Long-term debt
2.000% Senior Notes due 2018	1,150.0	1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	534.8	527.4
2.425% Euro Notes due 2026	534.8	527.4
U.S. Term Loan A	1,550.0	1,700.0
U.S. Term Loan B	675.0	675.0
Japan Term Loan	105.4	99.6
Other long-term debt	4.1	4.2
Debt discount and issuance costs	(62.2)	(65.8)
Adjustment related to interest rate swaps	29.3	31.4

Total long-term debt	$10,537.8	$10,665.8

At March 31, 2017, our total debt balance consisted of $8.74 billion aggregate principal amount of our senior notes, which included $1.1 billion of Euro-denominated senior notes (“Euro Notes”), $1.55 billion outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $750 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt and fair value adjustments totaling $33.4 million, partially offset by debt discount and issuance costs of $62.2 million.

We have a revolving credit and term loan agreement (the “2016 Credit Agreement”) and a first amendment to our credit agreement executed in 2014 (the “2014 Credit Agreement”). The 2016 Credit Agreement contains the U.S. Term Loan B and a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”). The Multicurrency Revolving Facility replaced the previous multicurrency revolving facility under the 2014 Credit Agreement and will mature on September 30, 2021, with two available one-year extensions at our discretion. The 2014 Credit Agreement also provided for the U.S. Term Loan A, which remains in effect.

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends. We were in compliance with all covenants under the 2016 and 2014 Credit Agreements as of March 31, 2017. As of March 31, 2017, $400.0 million of borrowings was outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year. We have paid $1.45 billion in principal under U.S. Term Loan A, resulting in $1.55 billion in outstanding borrowings as of March 31, 2017.

Under the terms of U.S. Term Loan B, principal payments are due as follows: $75.0 million on each of September 30, 2017 and 2018, with the remaining balance due on the maturity date of September 30, 2019. No amounts had been paid on the U.S. Term Loan B as of March 31, 2017.

The estimated fair value of our senior notes as of March 31, 2017, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,811.2 million. The estimated fair value of the Japan Term Loan as of March 31, 2017, based upon publicly available market yield curves and the terms of the debt (Level 2), was $105.1 million. The carrying value of the Multicurrency Revolving Facility, U.S. Term Loan A and U.S. Term Loan B approximate fair value as they bear interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign Currency Translation	Cash Flow Hedges	Unrealized (Losses) Gains on Securities	Defined Benefit Plan Items
Balance at December 31, 2016	$(323.4)	$32.3	$(0.1)	$(142.8)
AOCI before reclassifications	49.0	(26.3)	—	(5.3)
Reclassifications	—	(9.0)	—	1.8

Balance at March 31, 2017	$(274.4)	$(3.0)	$(0.1)	$(146.3)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location on Statement of Earnings
Component of AOCI	2017	2016
Cash flow hedges
Foreign exchange forward contracts	$11.1	$32.1	Cost of products sold
Forward starting interest rate swaps	(0.1)	(0.4)	Interest expense

	11.0	31.7	Total before tax
	2.0	7.3	Provision for income taxes

	$9.0	$24.4	Net of tax

Defined benefit plans
Prior service cost	$2.6	$1.9	*
Unrecognized actuarial (loss)	(5.6)	(5.0)	*

	(3.0)	(3.1)	Total before tax
	(1.2)	(1.1)	Benefit for income taxes

	$(1.8)	$(2.0)	Net of tax

Total reclassifications	$7.2	$22.4	Net of tax

*	These AOCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2017
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$54.4	$5.4	$49.0
Unrealized cash flow hedge (losses)	(36.6)	(10.3)	(26.3)
Reclassification adjustments on cash flow hedges	(11.0)	(2.0)	(9.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(3.7)	(0.2)	(3.5)

Total Other Comprehensive Income (Loss)	$3.1	$(7.1)	$10.2

	Three Months Ended March 31, 2016
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$134.2	$—	$134.2
Unrealized cash flow hedge (losses)	(56.5)	(12.4)	(44.1)
Reclassification adjustments on cash flow hedges	(31.7)	(7.3)	(24.4)
Unrealized gains on securities	0.4	—	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	21.4	1.4	20.0

Total Other Comprehensive Loss	$67.8	$(18.3)	$86.1

9. Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$27.9	$—	$27.9	$—
Interest rate swaps	4.6	—	4.6	—

Total Assets	$32.5	$—	$32.5	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$8.8	$—	$8.8	$—
Contingent payments related to acquisitions	49.6	—	—	49.6

	$58.4	$—	$8.8	$49.6

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$65.3	$—	$65.3	$—
Interest rate swaps	4.0	—	4.0	—

Total Assets	$69.3	$—	$69.3	$—

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.3	$—	$0.3	$—
Contingent payments related to acquisitions	62.8	—	—	62.8

	$63.1	$—	$0.3	$62.8

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

Contingent payments related to acquisitions consist of commercial milestone, cost savings and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of cost savings and sales-based payments is based upon probability-weighted future cost savings and revenue estimates, and increases as cost savings and revenue estimates increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated. In the three month period ended March 31, 2017, we recognized $3.6 million of income related to contingent payments due to changes in estimates.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of the Senior Notes due 2019 and all the Senior Notes due 2021. In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties. The remaining unamortized balance as of March 31, 2017 was $29.3 million.

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of the thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with the Biomet merger. The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2017 was $28.1 million.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro Notes in December 2016 and designated 100 percent of the Euro Notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet.

In the three months ended March 31, 2017, we recognized a foreign exchange loss of $14.8 million in AOCI on our net investment hedges. We recognized no ineffectiveness from our net investment hedges for the three months ended March 31, 2017.

Derivatives Designated as Cash Flow Hedges

Our revenues are generated in various currencies throughout the world. However, a significant amount of our inventory is produced in U.S. Dollars. Therefore, movements in foreign currency exchange rates may have different proportional effects on our revenues compared to our cost of products sold. To minimize the effects of foreign currency exchange rate movements on cash flows, we hedge intercompany sales of inventory expected to occur within the next 30 months with foreign currency exchange forward contracts. We designate these derivative instruments as cash flow hedges.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2017, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2017 through September 2019. As of March 31, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,599.5 million. As of March 31, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $309.9 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on Instrument		Gain (Loss) on Hedged Item
		Three Months Ended		Three Months Ended
	Location on Statement of Earnings	March 31,		March 31,
Derivative Instrument		2017	2016	2017	2016
Interest rate swaps	Interest expense	$—	$10.8	$—	$(10.8)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI
	Three Months Ended March 31,		Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument	2017	2016		2017	2016
Foreign exchange forward contracts	$(37.2)	$(56.5)	Cost of products sold	$11.1	$32.1
Interest rate swaps	0.6	—	Interest expense	—	—
Forward starting interest rate swaps	—	—	Interest expense	(0.1)	(0.4)

	$(36.6)	$(56.5)		$11.0	$31.7

The net amounts recognized in earnings during the three month periods ended March 31, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at March 31, 2017, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $11.4 million, or $3.0 million after taxes, which is deferred in AOCI. A gain of $12.6 million, or $11.4 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.5 million, or $0.3 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

	Location on Statement of Earnings	Three Months Ended March 31,
Derivative Instrument		2017	2016
Foreign exchange forward contracts	Other expense, net	$(27.8)	$(21.3)

These losses do not reflect offsetting gains of $25.6 million and $18.3 million in the three month periods ended March 31, 2017 and 2016, respectively, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2017 and December 31, 2016, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet. On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$39.3	Other current assets	$57.9
Foreign exchange forward contracts	Other assets	17.0	Other assets	34.9
Interest rate swaps	Other assets	4.6	Other assets	4.0

Total asset derivatives		$60.9		$96.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$27.3	Other current liabilities	$20.9
Foreign exchange forward contracts	Other long-term liabilities	9.9	Other long-term liabilities	6.9

Total liability derivatives		$37.2		$27.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2017			As of December 31, 2016
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$39.3	20.2	$19.1	$57.9	$20.6	$37.3
Cash flow hedges	Other assets	17.0	8.2	8.8	34.9	6.8	28.1

Liability Derivatives
Cash flow hedges	Other current liabilities	27.3	20.2	7.1	20.9	20.6	0.3
Cash flow hedges	Other long-term liabilities	9.9	8.2	1.7	6.9	6.8	0.1

The following net investment hedge losses were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Loss Recognized in OCI
	Three Months Ended March 31,
Derivative Instrument	2017	2016
Euro Notes	$(14.8)	$—

11. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and the Organization for Economic Cooperation and Development led initiatives. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $300 million decrease to a $50 million increase.

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

Our ETR has been affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions. Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions. Additionally, in the three month period ended March 31, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting. We also recognized tax benefits of $21.8 million related to resolution of certain tax matters.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Service cost	$7.5	$7.5
Interest cost	4.7	7.2
Expected return on plan assets	(10.1)	(12.7)
Curtailment gain	—	(0.3)
Amortization of prior service cost	(2.6)	(1.9)
Amortization of unrecognized actuarial loss	5.6	5.0

Net periodic pension expense	$5.1	$4.8

We expect that we will have minimal legally required funding obligations in 2017 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2017. We contributed $4.1 million to our foreign-based defined benefit pension plans in the three month period ended March 31, 2017, and we expect to contribute $12.5 million to these foreign-based plans during the remainder of 2017.

13. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding for basic net earnings per share	201.1	200.1
Effect of dilutive stock options and other equity awards	2.0	2.1

Weighted average shares outstanding for diluted net earnings per share	203.1	202.2

During the three month periods ended March 31, 2017 and 2016, an average of 0.5 million and 1.1 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

14. Segment Information

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMF”); office based technologies; dental implants; and related surgical products. We allocate resources to achieve our operating profit goals through seven operating segments. Our operating segments are comprised of both geographic and product category business units. The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan and includes other Asian and Pacific markets. The product category operating segments are Spine less Asia Pacific, Office Based Technologies, CMF and Dental. The geographic operating segments include results from all of our product categories except those in the product category operating segments. The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Spine less Asia Pacific product category operating segment includes all spine product results excluding those from Asia Pacific.

As it relates to the geographic operating segments, management evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions. Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense. As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results. Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable. Intercompany transactions have been eliminated from segment operating profit.

These seven operating segments are the basis for our reportable segment information provided below. The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reportable segment either individually or combined. For presentation purposes, these product category operating segments have been aggregated. In 2017, due to a change in management responsibilities, the sales and operating profit results of our Spine business in EMEA were combined with the previous Americas

Spine operating segment to form the product category operating segment, Spine less Asia Pacific. Prior period reportable segment financial information has been restated to conform to the current presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Americas	$1,005.3	$982.8	$540.7	$533.9
EMEA	392.7	400.5	130.8	140.6
Asia Pacific	276.6	256.6	102.5	110.2
Product Category Operating Segments	302.7	264.1	73.6	54.6
Global Operations and Corporate Functions	—	—	(211.9)	(200.2)

Total	$1,977.3	$1,904.0

Inventory step-up and other inventory and manufacturing related charges			(23.2)	(178.3)
Intangible asset amortization			(152.0)	(126.6)
Special items			(110.1)	(88.7)

Operating profit			$350.4	$245.5

Net sales by product category are as follows (in millions):

	Three Months Ended March 31,
	2017	2016
Knees	$701.8	$703.2
Hips	475.7	467.9
S.E.T	425.1	401.0
Dental	107.8	108.6
Spine & CMF	186.3	141.2
Other	80.6	82.1

Total	$1,977.3	$1,904.0

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

Litigation

Durom® Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device. We have settled some of these claims and others are still pending. The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation). Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.). The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015. As of March 31, 2017, all litigation activity in the MDL, Santas and McAllister is stayed until mid-2017 to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants. Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future. The majority of claims outside the U.S. are pending in Canada, Germany, Netherlands, Italy and the U.K. A Canadian class settlement was approved in late 2016. Trials have commenced in Germany, and the majority of claims in the U.K. are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims. Our estimate of our total liability for these claims as of March 31, 2017 remains consistent with our estimate as of December 31, 2016, and, accordingly, we did not record any additional expense during the three month period ended March 31, 2017. With respect to the same prior year period, we also did not record any expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements. As of March 31, 2017, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap. We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers. We have received a portion of the insurance proceeds we estimate we will recover. We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of March 31, 2017 for estimated insurance recoveries for Durom Cup-related claims. As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of March 31, 2017 of the remaining liability for all Durom Cup-related claims is $233.3 million, of which $75.0 million is classified as short-term in “Other current liabilities” and $158.3 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet. We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.: On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively. The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products. The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs. The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI. Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay. On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur. On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI. On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest. Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012. On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial. On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition. On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc. Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013. On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial. On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014. Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014. On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award. On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur. On December 2, 2016, the trial court remitted the verdict to $21.5 million. On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania. Appellate briefing is underway. Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain. In the future, we could be required to record a charge that could have a material adverse effect on our results of operations and cash flows.

NexGen® Knee System claims: Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions. The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System, specifically the NexGen Flex Femoral Components and MIS Stemmed Tibial Component, suffer from defects that cause them to loosen prematurely. The majority of the cases are currently pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation). Other cases are pending in various state courts, and additional lawsuits may be filed. Thus far, all cases decided by the MDL court or a jury on the merits have involved NexGen Flex Femoral Components, which represent the majority of cases in the MDL. The initial bellwether trial took place in October 2015 and resulted in a defense verdict. The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016. The second bellwether trial took place in January 2017 and resulted in a defense verdict. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement. Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Our estimate as of March 31, 2017 of the remaining liability for all Biomet metal-on-metal hip implant claims is $46.2 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program. Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage. As of March 31, 2017, Biomet had received all of the insurance proceeds it expects to recover under the excess policies. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Heraeus trade secret misappropriation lawsuits: In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV, certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”). The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their current line of European Cements and to compensate Heraeus for any damages incurred.

On June 5, 2014, the German appeals court in Frankfurt (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought (the “Frankfurt Decision”). The Heraeus and Biomet parties both sought appeal against the Frankfurt Decision. In a decision dated June 16, 2016, the German Supreme Court dismissed the parties’ appeals without reaching the merits, rendering that decision final. In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements. In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany. Biomet’s response to the complaint is due in June 2017.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania. The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products. The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated. The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory. Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages. The complaint also seeks punitive damages, costs and attorneys’ fees. If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products. Although Biomet is not a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter. On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order. On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision. On November 28, 2016, Heraeus filed a motion to add Biomet as a party to the lawsuit. On January 5, 2017, the Discovery Special Master recommended that such motion be denied; Heraeus has filed an objection to the recommendation, which has not been addressed by the court. In light of various unresolved discovery disputes, the court vacated the June 2017 trial date without setting a new date.

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

Stryker patent infringement lawsuit: On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker. The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents. The jury awarded $70.0 million in monetary damages for lost profits. The jury also found that we willfully infringed the subject patents. We filed multiple post-trial motions, including a motion seeking a new trial. On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker. We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions. Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014. On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award. We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014. On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc. On March 23, 2015, the Federal Circuit denied Stryker’s petition. Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court. In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker. On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari. Oral argument took place on February 23, 2016. On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue. On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the District Court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees. The case has been remanded back to the District Court. Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees is scheduled for June 28, 2017. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain. In the future, we could be required to record a charge of up to $165.0 million that could have a material adverse effect on our results of operations and cash flows.

Putative Class Action: On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us and three of our officers as defendants. The complaint relates to a putative class action on behalf of persons who purchased our common stock between September 7, 2016 and October 31, 2016. The complaint alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and failing to disclose that supply chain issues led to a decrease in order fulfillment rates in the third quarter of 2016 and would cause us to lower our revenue and earnings guidance for full-year 2016. The plaintiff seeks unspecified damages and interest, attorneys’ fees, costs and other relief. We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters: In September 2012, Zimmer received a warning letter from the U.S. Food and Drug Administration (“FDA”) citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility. In June 2015, Biomet received a warning letter from the FDA that requested additional information to allow the FDA to evaluate the adequacy of Biomet’s responses to certain Form 483 observations issued following an inspection of Biomet’s Zhejiang, China manufacturing facility in January 2015. In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our facility in Montreal, Quebec, Canada. We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce, Zhejiang and Montreal. As of March 31, 2017, these warning letters remained pending. Until the violations are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana. The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction. The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”). Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Deferred Prosecution Agreement (“DPA”) relating to U.S. Foreign Corrupt Practices Act (“FCPA”) matters: On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries. As part of the settlement, Biomet resolved matters with the U.S. Securities and Exchange Commission (“SEC”) through an administrative cease-and-desist order (the “Order”); (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l. (“JERDS”), the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement (the “Plea Agreement”) with the DOJ. The conduct underlying these resolutions occurred prior to the Biomet merger.

Pursuant to the terms of the Order, Biomet resolved claims with the SEC related to violations of the books and records, internal controls and anti-bribery provisions of the FCPA by disgorging profits to the U.S. government in an aggregate amount of approximately $6.5 million, inclusive of pre-judgment interest, and paying a civil penalty in the amount of $6.5 million (collectively, the “Civil Settlement Payments”). We also agreed to pay a criminal penalty of approximately $17.5 million (together with the Civil Settlement Payments, the “Settlement Payments”) to the U.S. government pursuant to the terms of the DPA. We made the Settlement Payments in January 2017 and, as previously disclosed, had accrued, as of June 24, 2015, the closing date of the Biomet merger, an amount sufficient to cover this matter.

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

If we do not comply with the terms of the DPA, we could be subject to prosecution for violating the internal controls provisions of the FCPA and the conduct of Biomet and its subsidiaries described in the DPA, which conduct pre-dated our acquisition of Biomet, as well as any new or continuing violations. We could also be subject to exclusion by the Office of Inspector General of the Department of Health and Human Services from participation in federal healthcare programs, including Medicaid and Medicare. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes. In addition, certain amounts in the 2016 condensed consolidated financial statements have been reclassified to conform to the 2017 presentation.

Executive Level Overview

Results for the Three Month Period ended March 31, 2017

Our first quarter net sales results were consistent with our expectations. Sales growth was driven by the contribution from the LDR merger and a solid quarter from our Asia Pacific operating segment. However, we continue to experience temporary supply delays in certain Knee, Hip, Upper Extremities, Sports Medicine and Trauma product lines due to implementation of operational process improvements as part of our ongoing quality enhancement and remediation efforts at the legacy Biomet Warsaw facility. While our overall production throughput improved during the quarter, these delays resulted in lower than expected levels of finished goods and strained inventory availability of key brands throughout the quarter. We expect to continue improving our production output as we progress in 2017 through the ongoing focus and coordinated execution of our manufacturing, operations and distribution teams. The restoration of adequate inventory levels will position us to accelerate growth in the second half of the year.

Meanwhile, our net earnings increased compared to the same prior year period driven by a $139.1 million decrease in inventory step-up expense, a $69.7 million tax benefit recognized resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities and operational leverage from increased sales.

2017 Outlook

We estimate our sales growth in 2017 over 2016 will be in a range of 2.0 to 3.0 percent. This estimate assumes foreign currency exchange rates will decrease sales by approximately 1.2 percent, continued pricing pressure will decrease sales by approximately 2 percent and the inclusion of LDR sales for the full year will increase sales by approximately 1.2 percent. As noted previously, we expect to make additional progress in remediating supply constraints as we progress throughout 2017. We anticipate sustained production throughput at our legacy Biomet Warsaw facility will enable us to clear back orders and restore safety stocks of key cross sell brands. As such, we believe volume/mix sales growth will improve during the course of 2017.

We estimate cost of products sold will be lower in 2017 compared to the prior year due to lower inventory step-up expenses, lower excess and obsolete inventory charges from our decision to discontinue certain products in 2016 and lower U.S. medical device excise taxes. However, we believe we will experience unfavorable effects on costs of products sold as a percentage of sales from declining selling prices, lower hedge gains expected to be recognized in 2017 when compared to 2016 and incremental manufacturing costs to maximize production flow.

As it relates to other expenses, our intangible asset amortization expense is expected to increase as we recognize a full year of intangible asset amortization from the LDR and other 2016 acquisitions. We expect research and development (“R&D”) expense for the year to be approximately 4.5 percent of sales. Selling, general and administrative (“SG&A”) expense is expected to approximate 37.5 percent of sales, which is an improvement from 2016 as we expect to realize synergies from our acquisitions and leverage sales growth. We estimate special items expense will be significant as we continue our integration activities and quality enhancement and remediation efforts. However, we expect special items expense will be less in 2017 compared to 2016. We expect interest expense will decrease in 2017 compared to 2016 due to lower debt levels from planned debt repayments.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees, Hips, S.E.T, Dental, Spine & CMF and Other. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources towards achieving operating profit goals. We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.

Net Sales by Geography

The following table presents our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,
	2017	2016	% Inc (Dec)	Volume / Mix	Price	Foreign Exchange
Americas	$1,234.8	$1,177.3	4.9%	7.2%	(2.5)%	0.2%
EMEA	453.2	456.2	(0.7)	4.8	(1.7)	(3.8)
Asia Pacific	289.3	270.5	6.9	8.5	(2.6)	1.0

Total	$1,977.3	$1,904.0	3.8	6.8	(2.3)	(0.7)

Impact of LDR Holding Corporation			(2.2)	(2.2)	—	—

% Change excluding LDR Holding Corporation			1.6	4.6	(2.3)	(0.7)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended March 31,
	2017	2016	% Inc / (Dec)	Volume / Mix	Price	Foreign Exchange
Knees	$701.8	$703.2	(0.2)%	3.0%	(2.4)%	(0.8)%
Hips	475.7	467.9	1.7	5.6	(3.2)	(0.7)
S.E.T	425.1	401.0	6.0	8.0	(1.5)	(0.5)
Dental	107.8	108.6	(0.7)	1.4	(1.3)	(0.8)
Spine & CMF	186.3	141.2	32.0	33.6	(1.5)	(0.1)
Other	80.6	82.1	(1.8)	0.9	(2.1)	(0.6)

Total	$1,977.3	$1,904.0	3.8	6.8	(2.3)	(0.7)

Impact of LDR Holding Corporation			(2.2)	(2.2)	—	—

% Change excluding LDR Holding Corporation			1.6	4.6	(2.3)	(0.7)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,		% Inc /
	2017	2016	(Dec)
Knees
Americas	$429.1	$429.5	(0.1)%
EMEA	167.9	173.9	(3.4)
Asia Pacific	104.8	99.8	5.0

Total	$701.8	$703.2	(0.2)

Hips
Americas	$246.3	$245.9	0.2%
EMEA	136.2	136.8	(0.5)
Asia Pacific	93.2	85.2	9.5

Total	$475.7	$467.9	1.7

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 6.8 percent of year-over-year sales growth during the three month period ended March 31, 2017. Volume/mix growth was driven by acquisitions in the prior year (including LDR, which contributed 2.2 percentage points of growth), recent product introductions, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 2.3 percent on year-over-year sales during the three month period ended March 31, 2017. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2017, changes in foreign currency exchange rates had a negative effect of 0.7 percent on year-over-year sales. If foreign currency exchange rates remain consistent with March 31, 2017 rates, we estimate the effect of foreign currency exchange rates will have a negative effect of approximately 1.2 percent on our year-over-year sales in 2017.

Sales by Product Category

Knees

Knee sales declined slightly in the three month period ended March 31, 2017 when compared to the same prior year period due primarily to the previously mentioned supply issues, continued pricing pressure and changes in foreign currency exchange rates. Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hip sales increased in the three month period ended March 31, 2017 when compared to the same prior year period due primarily to volume/mix growth despite the previously mentioned supply issues, partially offset by continued pricing pressure and changes in foreign currency exchange rates. Hip sales growth was led by our Taperloc® Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T

Our S.E.T product category sales increased in the three month period ended March 31, 2017 when compared to the same prior year period, driven primarily by a growing emphasis on sales force specialization, strong performance by key brands and 2016 acquisitions. We were able to achieve sales growth relative to the prior year period in each of this product category’s sub-categories.

Dental

Dental sales declined in the three month period ended March 31, 2017 when compared to the same prior year period, as the negative effects of pricing and changes in foreign currency exchange rates more than offset volume/mix growth. Volume/mix growth was driven by our implant and regenerative sub-categories.

Spine and CMF

Spine and CMF sales increased in the three month period ended March 31, 2017 when compared to the same prior year period primarily due to the LDR acquisition and continuing strong sales of our CMF and Thoracic products.

Expenses as a Percentage of Net Sales

	Three Months Ended March 31,		% Inc
	2017	2016	(Dec)
Cost of products sold, excluding intangible asset amortization	25.9%	33.6%	(7.7)
Intangible asset amortization	7.7	6.6	1.1
Research and development	4.6	4.5	0.1
Selling, general and administrative	38.5	37.7	0.8
Special items	5.6	4.7	0.9
Operating profit	17.7	12.9	4.8

The reduction in cost of products sold as a percentage of net sales for the three month period ended March 31, 2017 compared to the same prior year period was primarily due to a $139.1 million decrease in inventory step-up charges. Inventory step-up charges represent the difference in cost of products sold between inventory expensed at fair value after business combination accounting is applied versus what cost of products sold would have been had inventory been recognized at historical cost. The reduction in inventory step-up charges results from the Biomet inventory that was stepped-up to fair value having been fully recognized by June 30, 2016. Additional favorability was driven by lower medical device excise tax expense due to the two year moratorium on the U.S. medical device excise tax and a favorable resolution on past excise taxes that were paid. Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we had a portion of the tax paid prior to the moratorium included in the cost of inventory and recognized expense through the fourth quarter of 2016. These favorable items were partially offset by lower hedge gains of $11.1 million recognized in 2017 compared to $32.1 million in the same prior year period. For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.

Intangible asset amortization expense and intangible asset amortization as a percentage of net sales increased for the three month period ended March 31, 2017 compared to the same prior year period due to amortization expense associated with the intangible assets acquired as a result of the LDR acquisition as well as the other acquisitions that occurred in 2016.

R&D expenses and R&D as a percentage of net sales increased in the three month period ended March 31, 2017 compared to the same prior year period. The primary drivers of the increased expense were the LDR acquisition and our other 2016 acquisitions. We expect R&D spending in 2017 to be approximately 4.5 percent of sales.

SG&A expenses and SG&A as a percentage of net sales increased in the three month period ended March 31, 2017 when compared to the same prior year period. The primary drivers of the increased expense were the LDR acquisition and the other 2016 acquisitions, increased freight costs due to expedited product shipments and increased investments in our specialized sales force and medical training and education. We expect that SG&A as a percentage of sales will continue to be higher than prior to these mergers and acquisitions until we can realize synergy benefits of the transactions and further leverage sales growth.

“Special items” expenses increased in dollars and as a percentage of net sales in the three month period ended March 31, 2017 compared to the same prior year period. The increase was primarily due to expenses related to our quality enhancement and remediation efforts. See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Income (Expense), Net, Interest Income, Interest Expense and Income Taxes

In the three month periods ended March 31, 2017 and 2016, other expense, net, was primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Net interest expense decreased in the three month period ended March 31, 2017, compared to the same prior year period due to our issuance of the Euro Notes in the fourth quarter of 2016. We used the proceeds of the Euro Notes, which have a lower interest rate than most of our other debt, to repay senior notes with higher interest rates.

Our effective tax rate (“ETR”) on earnings before income taxes has been significantly influenced by the Biomet merger and other acquisitions. We have incurred significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions. Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions. Additionally, in the three month period ended March 31, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting. We also recognized tax benefits of $21.8 million related to resolution of certain tax matters. We are subject to taxation in the U.S. and numerous foreign jurisdictions. Our ETR in future quarters could potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

In the Americas, operating profit as a percentage of sales decreased in the three month period ended March 31, 2017 compared to the same prior year period due to price declines and a higher contribution of sales from products with lower gross profit margins. These unfavorable impacts were partially offset by lower U.S. medical device excise tax expense.

In EMEA, operating profit as a percentage of sales decreased in the three month period ended March 31, 2017 compared to the same prior year period due to price declines and a reduced impact of hedge gains.

In Asia Pacific, operating profit as a percentage of sales decreased in the three month period ended March 31, 2017 compared to the same prior year period due to a reduced impact of hedge gains, price declines and higher contribution of sales from countries and products with lower gross profit margins.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance. These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges connected to discontinuing certain product lines, quality enhancement and remediation efforts, intangible asset amortization; “Special items,” other expenses related to acquisitions; any related effects on our income tax provision associated with these items and other certain tax adjustments. Other certain tax adjustments primarily include tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting and internal restructuring transactions to integrate Biomet operations and facilitate access to offshore earnings. We use these non-GAAP financial measures internally to evaluate the performance of the business and believe they are useful measures that provide meaningful supplemental information to investors to consider when evaluating our performance. We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported operating results, to perform trend analysis, to better identify operating trends that may otherwise be masked or distorted by these types of items and to provide additional transparency of certain items. In addition, certain of these non-GAAP financial measures are used as performance metrics in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net Earnings of Zimmer Biomet Holdings, Inc.	$299.4	$108.8
Inventory step-up and other inventory and manufacturing-related charges	23.2	178.3
Intangible asset amortization	152.0	126.6
Special items
Biomet merger-related	37.0	79.1
Other special items	73.1	9.6
Acquisition-related expenses in other expense, net	1.5	—
Taxes on above items(1)	(83.1)	(109.5)
Other certain tax adjustments(2)	(69.7)	14.3

Adjusted Net Earnings	$433.4	$407.2

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.
(2)	In 2017, other certain tax adjustments relate to a tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting. The 2016 adjustment relates to internal restructuring transactions that provide the Company access to cash in a tax efficient manner.

	Three Months Ended
	March 31,
	2017	2016
Diluted EPS	$1.47	$0.54
Inventory step-up and other inventory and manufacturing-related charges	0.11	0.87
Intangible asset amortization	0.75	0.63
Special items
Biomet merger-related	0.18	0.39
Other special items	0.36	0.05
Acquisition-related expenses in other expense, net	0.01	—
Taxes on above items(1)	(0.41)	(0.54)
Other certain tax adjustments(2)	(0.34)	0.07

Adjusted Diluted EPS	$2.13	$2.01

(1)	The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items. For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.
(2)	In 2017, other certain tax adjustments relate to a tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting. The 2016 adjustment relates to internal restructuring transactions that provide the Company access to cash in a tax efficient manner.

Liquidity and Capital Resources

Cash flows provided by operating activities were $275.4 million in the three month period ended March 31, 2017, compared to $272.8 million in the same prior year period. The slight increase was driven by our sale of accounts receivable in certain countries in the 2017 period, which was partially offset by product liability payments related to the U.S. Durom Cup Settlement Program and penalties paid to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Cash flows used in investing activities were $133.1 million in the three month period ended March 31, 2017, compared to cash inflows of $95.8 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network. Additionally, the 2017 period reflects no investing activity related to available-for-sale debt securities because as investments matured we used the cash to pay off debt.

Cash flows provided by financing activities were $256.1 million in the three month period ended March 31, 2017, compared to cash outflows of $832.9 million in the same prior year period. In the 2017 period, we made a $150.0 million payment on Term Loan A and borrowed $400.0 million on our Multicurrency Revolving Facility in March 2017 to ensure we had sufficient cash to pay our $500.0 million aggregate principal amount senior notes due April 1, 2017 and to take advantage of lower, short-term interest rates available on the Multicurrency Revolving Facility compared to our other debt. We anticipate repaying the borrowings on our Multicurrency Revolving Facility in 2017 with cash generated by operating activities.

In February 2017, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change. Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. The previous program expired on February 29, 2016. As of March 31, 2017, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation. We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases. If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies, we expect cash outlays related to our integration plans to be approximately $310.0 million in 2017. These cash outlays are necessary to achieve our integration goals, including net annual pre-tax operating profit synergies of $350.0 million by mid-2018.

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

Also, as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of March 31, 2017, a short-term liability of $75.0 million and long-term liability of $158.3 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet. We expect to continue paying these claims over the next few years. We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers. As of March 31, 2017, we have received a portion of the insurance proceeds we estimate we will recover. We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers. As of March 31, 2017, we also had a short-term liability of $46.2 million related to Biomet metal-on-metal hip implant claims.

At March 31, 2017, we had twelve tranches of senior notes outstanding as follows (dollars in millions):

Principal		Interest Rate	Maturity Date
$500.0		1.450%	April 1, 2017
1,150.0		2.000	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
2,000.0		3.550	April 1, 2025
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045
534.8	*	1.414	December 13, 2022
534.8	*	2.425	December 13, 2026

*	Euro denominated debt securities

We also had three term loans with total principal of $2,405.4 million outstanding as of March 31, 2017.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021. We had outstanding borrowings of $400.0 million under this facility as of March 31, 2017. We also have other available uncommitted credit facilities totaling $48.7 million as of March 31, 2017.

For additional information on our debt, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2017, $378.0 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $81.1 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S. In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $3,777.6 million, which we plan to repatriate to the U.S. in future periods. We have estimated a long-term deferred tax liability of $1,163.0 million for the estimated tax impact of this repatriation.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems. Most notably, in Europe healthcare is typically sponsored by the government. Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints. The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals. As of March 31, 2017, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $206.7 million. With allowances for doubtful accounts of $17.9 million recorded in those countries, the net balance was $188.8 million, representing 13 percent of our total consolidated short-term and long-term trade accounts receivable balance, net. Italy and Spain accounted for $170.8 million of that net amount. We are actively monitoring the situations in these countries. We maintain contact with customers in these countries on a regular basis. We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay. To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods. There were no changes in the three month period ended March 31, 2017 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to:

•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;

•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;

•	the effect of mergers and acquisitions on our relationships with customers, vendors and lenders and on our operating results and business generally;

•	compliance with the Deferred Prosecution Agreement entered into in January 2017;

•	the success of our quality and operational excellence initiatives;

•	challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of our products;

•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA, while continuing to satisfy the demand for our products;

•	the outcome of government investigations;

•	competition;

•	pricing pressures;

•	changes in customer demand for our products and services caused by demographic changes or other factors;

•	the impact of healthcare reform measures;

•	reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;

•	dependence on new product development, technological advances and innovation;

•	shifts in the product category or the regional sales mix of our products and services;

•	supply and prices of raw materials and products;

•	control of costs and expenses;

•	our ability to obtain and maintain adequate intellectual property protection;

•	our ability to form and implement alliances;

•	changes in tax obligations arising from tax reform measures, including the European Union rules on state aid, or examinations by tax authorities;

•	product liability and intellectual property litigation losses;

•	our ability to retain the independent agents and distributors who market our products;

•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;

•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and

•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2016 contains detailed discussions of these and other important factors under the heading “Risk Factors” in Part I, Item 1A of that report. You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness we identified in 2016 relates to management’s controls over accounting for income taxes. Specifically, we did not maintain the appropriate complement of resources in our tax department commensurate with the increased volume and complexity of accounting for income taxes subsequent to the Biomet merger. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our provision for income taxes and deferred tax liabilities that were individually and in aggregate immaterial. Additionally, this control deficiency could result in misstatements of income tax related accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan. Our management believes that progress has been made as of the date of this report in remediating the underlying causes of the material weakness. We have taken, and will continue to take, steps to remediate the control deficiencies that led to the material weakness. These steps include adding resources to enhance our tax accounting expertise and establishing additional controls within the income tax review processes. In the three month period ended March 31, 2017, we added a senior level employee responsible for income tax reporting and engaged a professional services firm to review our controls and develop a formal plan for remediation. During the remainder of 2017, we intend to add additional resources and execute our remediation plan.

The material weakness will not be considered remediated until the applicable measures have been implemented for a sufficient period of time and management has concluded, through testing, the enhanced controls are operating effectively. As we continue to evaluate and improve our internal control over financial reporting, we may decide to take additional measures to address this material weakness, which may require additional implementation time. Further, we cannot provide any assurance that our remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of March 31, 2017, our management believes that the unaudited condensed consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended March 31, 2017, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

10.1	Form of Change in Control Severance Agreement with Robert D. Delp (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed March 1, 2017)

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Robert D. Delp (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 1, 2017)

10.3	Amendment No. 1, dated as of January 4, 2017, to the Agency Agreement dated as of December 13, 2016, by and among Zimmer Biomet Holdings, Inc., as issuer, Elavon Financial Services DAC, UK Branch, as paying agent, Elavon Financial Services DAC, as original registrar and original transfer agent, U.S. Bank National Association, as successor registrar and successor transfer agent, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 8-A filed January 4, 2017)

10.4	Deferred Prosecution Agreement, dated as of January 12, 2017, between Zimmer Biomet Holdings, Inc. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

10.5	Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease-and-Desist Order against Biomet, Inc., dated January 12, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

10.6	Plea Agreement, dated as of January 12, 2017, between JERDS Luxembourg Holding S.à r.l. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 9, 2017	By:	/s/ Daniel P. Florin
Daniel P. Florin
Senior Vice President and Chief Financial Officer

Date: May 9, 2017	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer