Form 10-Q
period 2017-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2017-08-08
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of July 31, 2017, 202,195,920 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2017

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Sales	$1,954.4	$1,934.0	$3,931.7	$3,838.0
Cost of products sold, excluding intangible asset amortization	527.7	640.1	1,040.6	1,280.7
Intangible asset amortization	147.7	133.8	299.7	260.4
Research and development	90.1	88.6	181.2	174.3
Selling, general and administrative	748.0	732.0	1,508.8	1,448.9
Special items (Note 2)	158.6	137.9	268.7	226.6
Operating expenses	1,672.1	1,732.4	3,299.0	3,390.9
Operating Profit	282.3	201.6	632.7	447.1
Other expense, net	(3.9)	(3.8)	(6.7)	(7.6)
Interest income	0.3	0.8	0.8	2.1
Interest expense	(82.3)	(88.1)	(165.2)	(176.3)
Earnings before income taxes	196.4	110.5	461.6	265.3
Provision (benefit) for income taxes	12.3	142.2	(21.8)	188.3
Net Earnings (Loss)	184.1	(31.7)	483.4	77.0
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.4)	(0.2)	(0.5)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$184.2	$(31.3)	$483.6	$77.5
Earnings (Loss) Per Common Share
Basic	$0.91	$(0.16)	$2.40	$0.39
Diluted	$0.90	$(0.16)	$2.38	$0.38
Weighted Average Common Shares Outstanding
Basic	201.8	199.4	201.4	199.8
Diluted	203.7	199.4	203.4	202.1
Cash Dividends Declared Per Common Share	$0.24	$0.24	$0.48	$0.48

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Earnings (Loss)	$184.1	$(31.7)	$483.4	$77.0
Other Comprehensive Income:
Foreign currency cumulative translation adjustments, net of tax	189.2	(78.6)	238.2	55.6
Unrealized cash flow hedge (losses) gains, net of tax	(24.8)	0.8	(51.1)	(43.3)
Reclassification adjustments on hedges, net of tax	(4.5)	(19.7)	(13.5)	(44.1)
Unrealized gains on securities, net of tax	-	-	-	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.5)	1.1	(4.0)	21.1
Total Other Comprehensive Income (Loss)	159.4	(96.4)	169.6	(10.3)
Comprehensive Income (Loss)	343.5	(128.1)	653.0	66.7
Comprehensive loss attributable to the noncontrolling interest	(0.2)	(0.4)	(0.4)	(0.6)
Comprehensive Income (Loss) attributable to
Zimmer Biomet Holdings, Inc.	$343.7	$(127.7)	$653.4	$67.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$450.0	$634.1
Accounts receivable, less allowance for doubtful accounts	1,423.0	1,604.4
Inventories	2,023.9	1,959.4
Prepaid expenses and other current assets	527.2	465.7
Total Current Assets	4,424.1	4,663.6
Property, plant and equipment, net	2,057.4	2,037.9
Goodwill	10,865.5	10,643.9
Intangible assets, net	8,544.0	8,785.4
Other assets	568.2	553.6
Total Assets	$26,459.2	$26,684.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$360.2	$364.5
Income taxes payable	219.6	183.5
Current portion of long-term debt	1,329.3	575.6
Other current liabilities	1,087.3	1,257.9
Total Current Liabilities	2,996.4	2,381.5
Deferred income taxes	2,909.1	3,030.9
Other long-term liabilities	919.8	936.3
Long-term debt	9,354.4	10,665.8
Total Liabilities	16,179.7	17,014.5
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 306.1 million shares issued in 2017 (304.7 million in 2016)	3.0	3.1
Paid-in capital	8,481.8	8,368.5
Retained earnings	8,787.6	8,467.1
Accumulated other comprehensive loss	(264.4)	(434.0)
Treasury stock, 104.0 million shares in 2017 (104.1 million shares in 2016)	(6,729.1)	(6,735.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	10,278.9	9,668.9
Noncontrolling interest	0.6	1.0
Total Stockholders' Equity	10,279.5	9,669.9
Total Liabilities and Stockholders' Equity	$26,459.2	$26,684.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months
	Ended June 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net earnings	$483.4	$77.0
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	531.7	499.2
Share-based compensation	27.7	30.7
Intangible asset impairment	26.8	28.0
Inventory step-up	30.9	286.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(210.4)	13.6
Receivables	228.8	(120.8)
Inventories	(68.8)	60.2
Accounts payable and accrued expenses	(203.7)	(141.9)
Other assets and liabilities	(130.5)	(80.0)
Net cash provided by operating activities	715.9	652.4
Cash flows provided by (used in) investing activities:
Additions to instruments	(172.6)	(157.3)
Additions to other property, plant and equipment	(73.8)	(73.7)
Purchases of investments	-	(1.2)
Sales of investments	-	273.3
Other business combination investments, net of acquired cash	(4.0)	(184.1)
Other investing activities	(11.7)	(27.4)
Net cash used in investing activities	(262.1)	(170.4)
Cash flows provided by (used in) financing activities:
Proceeds from multicurrency revolving facility	400.0	-
Payments on multicurrency revolving facility	(400.0)	-
Redemption of senior notes	(500.0)	-
Payments on term loan	(150.0)	(500.0)
Net payments on other debt	(0.7)	(18.8)
Dividends paid to stockholders	(96.5)	(92.4)
Proceeds from employee stock compensation plans	105.5	78.6
Business combination contingent consideration payments	(8.1)	-
Restricted stock withholdings	(7.1)	(5.2)
Repurchase of common stock	-	(415.5)
Net cash used in financing activities	(656.9)	(953.3)
Effect of exchange rates on cash and cash equivalents	19.0	(11.7)
Decrease in cash and cash equivalents	(184.1)	(483.0)
Cash and cash equivalents, beginning of year	634.1	1,459.3
Cash and cash equivalents, end of period	$450.0	$976.3

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

2.  Significant Accounting Policies

Special Items - We recognize expenses resulting directly from our business combinations, employee termination benefits, certain research and development (“R&D”) agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality enhancement and remediation efforts, operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2017	2016	2017	2016
Biomet merger-related
Consulting and professional fees	$22.1	$43.3	$40.8	$79.4
Employee termination benefits	9.6	3.1	6.6	7.2
Dedicated project personnel	14.2	21.2	22.9	42.9
Relocated facilities	1.5	6.3	4.3	8.0
Contract terminations	-	15.2	-	25.3
Information technology integration	1.3	3.1	3.6	4.5
Intangible asset impairment	26.8	28.0	26.8	28.0
Other	12.7	0.4	20.2	4.4
Total Biomet merger-related	88.2	120.6	125.2	199.7
Other
Consulting and professional fees	51.7	8.8	102.1	15.7
Employee termination benefits	1.4	-	2.6	-
Dedicated project personnel	8.7	1.5	21.5	3.3
Impairment/loss on disposal of assets	-	1.1	-	1.1
Relocated facilities	0.1	-	2.5	0.2
Certain litigation matters	-	-	7.0	-
Contract terminations	-	1.0	-	1.0
Information technology integration	0.3	0.2	0.8	0.3
Certain R&D agreements	2.5	-	2.5	-
Contingent consideration adjustments	0.4	-	(3.2)	-
Other	5.3	4.7	7.7	5.3
Total Other	70.4	17.3	143.5	26.9
Special items	$158.6	$137.9	$268.7	$226.6

Consulting and professional fees include expenditures related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations and merger with Biomet, Inc. (“Biomet”); legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; other consulting and professional fees and contract labor related to our quality enhancement and remediation efforts and operational excellence initiatives; third-party fees related to severance and termination benefits matters; and consulting fees related to certain information system integrations.

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

As part of the Biomet merger (defined below), we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects.  We recorded impairment losses related to IPR&D intangible assets of $18.8 million during the three and six month periods ended June 30, 2017 and $28.0 million during the three and six month periods ended June 30, 2016.  The impairments were primarily due to the termination of certain IPR&D projects.  We also recognized $479.0 million of intangible assets for trademarks that we designated as having an indefinite life.  In the three month period ended June 30, 2017, we reclassified one of these trademarks to a finite life asset which resulted in an impairment of $8.0 million.

A further detailed description of expenses included in “Special items” can be found in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

On June 24, 2015, pursuant to an agreement and plan of merger dated April 24, 2014, we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”).  After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies.  Part of these integration plans included termination of employees and certain contracts with independent agents, distributors, suppliers and lessors.  Our integration plans are expected to last through 2018 and we expect to incur a total of $170 million for employee termination benefits and $140 million for contract termination expense in that time period.  As of June 30, 2017, we have incurred a cumulative total of $158.4 million for employee termination benefits and $134.9 million for contract termination expense.  The following table summarizes the liabilities related to these integration plans (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Total
Balance at December 31, 2016	$38.1	$35.1	$73.2
Additions	6.6	-	6.6
Cash payments	(26.9)	(3.7)	(30.6)
Foreign currency exchange rate changes	0.9	0.3	1.2
Balance at June 30, 2017	$18.7	$31.7	$50.4

Recent Accounting Pronouncements – In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 – Intra-Entity Asset Transfers of Assets Other than Inventory.  This ASU changes the accounting for the tax effects of intra-entity asset transfers/sales. Under current GAAP, the tax effects of intra-entity asset transfers/sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  Under the new guidance, the tax expense from the sale of the asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.  Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.  The new guidance does not apply to intra-entity transfers/sales of inventory.  We early adopted this standard effective January 1, 2017.  The modified retrospective approach is required for transition, which resulted in us recognizing a cumulative-effect adjustment in Retained earnings as of January 1, 2017 for intra-entity transfers/sales we had executed prior to that date.  The January 1, 2017 cumulative effect adjustment resulted in a $72.7 million decrease to Retained earnings, a $3.9 million decrease to Prepaid expenses and other current assets, a $22.4 million decrease in Other assets, a $2.0 million decrease to Income taxes payable, and a $48.4 million increase to Deferred income taxes.  The adoption of this ASU resulted in a favorable effect of $1.8 million and $3.6 million to our provision for income taxes in the three and six month periods ended June 30, 2017, respectively, compared to what it would have been under the previous accounting rules.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers.  This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service.  This ASU will be effective for us beginning January 1, 2018.  Entities are permitted to apply the standard and related amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.

During the fourth quarter of 2016, we commenced an initial evaluation of the new standard and a related assessment and review of a representative sample of existing revenue contracts with our customers on some of our most significant revenue streams.  Based upon our preliminary assessment, we do not believe there will be a material change to the timing of our revenue recognition.  However, we are continuing our review to affirm our preliminary assessment.  In 2017, we have expanded our scope to perform an analysis at locations with less significant revenue streams and have provided training on the new standard to finance personnel across all of our locations.  It is likely we will be required to provide additional disclosures in the notes to the consolidated financial statements upon adoption.  We have not yet determined the effect of the ASU on our internal control over financial reporting or other changes in business practices and processes but will do so in the design and implementation phase to occur during the second half of 2017.  Additionally, we have not made a decision on which adoption method to utilize.  Our evaluation of ASU 2014-09 is ongoing and not complete.

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

In March 2017, the FASB issued ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires us to report the service cost component of pensions in the same location as other compensation costs arising from services rendered by the pertinent employees during the period. We will be required to report the other components of net benefit costs in Other Income (Expense) in the statement of earnings.  This ASU will be effective for us beginning January 1, 2018.  The ASU must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost in assets.  We are currently evaluating the impact this ASU will have on our consolidated financial statements.  See Note 12 for further information on the components of our net benefit cost.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Business Combinations

LDR Acquisition

On July 13, 2016, we completed our acquisition of LDR Holding Corporation (“LDR”).  We paid cash of $1,138.0 million.  The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LDR stock options and LDR stock-based awards of $24.1 million, was $1,113.9 million.  The addition of LDR provided us with an immediate position in the growing cervical disc replacement (“CDR”) market.  The combination positioned us to accelerate the growth of our Spine business through the incremental revenues associated with entry into the CDR market and cross-portfolio selling opportunities to both Zimmer Biomet and LDR customer bases.  The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from our combined operations.  None of the goodwill is deductible for tax purposes.

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed in the LDR acquisition (in millions):

	As of		As of
	July 13, 2016		July 13, 2016
	(as adjusted as of		(as adjusted as of
	March 31, 2017)	Adjustments	June 30, 2017)
Cash	$92.8	$-	$92.8
Accounts receivable, net	30.5	-	30.5
Inventory	97.0	-	97.0
Other current assets	5.6	-	5.6
Property, plant and equipment	24.7	-	24.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	2.0	-	2.0
Intangible assets subject to amortization:
Technology	447.0	-	447.0
Customer relationships	122.0	-	122.0
Trademarks and trade names	74.0	-	74.0
Other assets	77.0	(3.2)	73.8
Goodwill	458.4	48.8	507.2
Total assets acquired	1,431.0	45.6	1,476.6
Current liabilities	75.9	46.6	122.5
Long-term debt	0.5	-	0.5
Deferred taxes	237.7	(1.0)	236.7
Other long-term liabilities	3.0	-	3.0
Total liabilities assumed	317.1	45.6	362.7
Net assets acquired	$1,113.9	$-	$1,113.9

The adjustments for LDR primarily related to finalizing tax accounts.  We have not included pro forma information and certain other information under GAAP for the LDR acquisition because it did not have a material impact on our financial position or results of operations.

Other acquisitions

During the year ended December 31, 2016, we completed individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis, CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company, and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries.  The total aggregate cash consideration was $441.7 million.  These acquisitions were completed primarily to expand our product offerings.  We have assigned a fair value of $58.0 million for settlement of preexisting relationships and additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales, commercial milestones and certain cost savings.  The fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth, cost savings and commercial milestones and discounting to present value the payments.  The goodwill is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired.  None of the goodwill related to these acquisitions is deductible for tax purposes.

The following table summarizes the aggregate final estimated fair value of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC, CD Diagnostics, MedTech, and other immaterial acquisitions that occurred during the year ended December 31, 2016 (in millions):

Current assets	$66.4
Property, plant and equipment	4.5
Intangible assets	172.9
Goodwill	337.1
Other assets	38.2
Total assets acquired	619.1
Current liabilities	20.0
Long-term liabilities	99.4
Total liabilities assumed	119.4
Net assets acquired	$499.7

We have not included pro forma information and certain other information under GAAP for the Cayenne Medical, CTC, CD Diagnostics, or MedTech acquisitions because, individually and in aggregate, they did not have a material impact on our financial position or results of operations.

Goodwill

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at December 31, 2016
Goodwill	$7,634.5	$1,263.7	$487.3	$1,631.4	$11,016.9
Accumulated impairment loss	-	-	-	(373.0)	(373.0)
	7,634.5	1,263.7	487.3	1,258.4	10,643.9
LDR purchase accounting	-	-	-	24.8	24.8
Other acquisitions	13.3	(4.8)	-	13.5	22.0
Currency translation	57.1	85.2	7.8	24.7	174.8
Balance at June 30, 2017
Goodwill	7,704.9	1,344.1	495.1	1,694.4	11,238.5
Accumulated impairment loss	-	-	-	(373.0)	(373.0)
	$7,704.9	$1,344.1	$495.1	$1,321.4	$10,865.5

4.  Inventories

	June 30,	December 31,
	2017	2016
	(in millions)
Finished goods	$1,619.8	$1,556.9
Work in progress	169.8	141.7
Raw materials	234.3	260.8
Inventories	$2,023.9	$1,959.4

Finished goods inventory as of June 30, 2017 and December 31, 2016 included $1.9 million and $35.3 million, respectively, to step-up acquired inventory to fair value.

5.  Property, Plant and Equipment

	June 30,	December 31,
	2017	2016
	(in millions)
Land	$29.2	$37.0
Buildings and equipment	1,832.3	1,789.9
Capitalized software costs	413.9	397.2
Instruments	2,547.4	2,347.6
Construction in progress	113.6	99.8
	4,936.4	4,671.5
Accumulated depreciation	(2,879.0)	(2,633.6)
Property, plant and equipment, net	$2,057.4	$2,037.9

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

In the U.S., our program is executed on a revolving basis with a maximum funding limit as of June 30, 2017 of $243 million.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  The result is our risk of loss being limited to the factored accounts receivable not covered by the insurance.  The maximum exposures to loss associated with these arrangements were $17.7 million and $5.2 million as of June 30, 2017 and December 31, 2016, respectively.

In the second quarter of 2017, we expanded our program to include Japan.  This program functions similarly to the one in the U.S.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we provide an unconditional guaranty for the factored accounts receivable.  The maximum exposure to loss associated with these arrangements was $2.6 million as of June 30, 2017.

In Europe, we sell to a third party and have no continuing involvement or significant risk with the factored accounts receivable.

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

In the six month period ended June 30, 2017, we sold receivables having an aggregate face value of $582.7 million to third parties in exchange for cash proceeds of $582.3 million.  Expenses recognized on these sales during the three and six month periods ended June 30, 2017, were not significant.  In the six month period ended June 30, 2017, under the U.S. and Japan programs, we collected $314.0 million from our customers and remitted that amount to the third party, and we effectively repurchased $31.0 million of previously sold accounts receivable from the third party due to the programs’ revolving nature. We estimate the incremental operating cash inflows related to all of our programs were approximately $210 million in the six month period ended June 30, 2017.

At June 30, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $177.4 million and $51.3 million, respectively.

7.  Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2017	2016
Current portion of long-term debt
1.450% Senior Notes due 2017	$-	$500.0
2.000% Senior Notes due 2018	1,150.0	-
U.S. Term Loan B	75.0	75.0
Japan Term Loan	104.3	-
Other short-term debt	-	0.6
Total current portion of long-term debt	$1,329.3	$575.6
Long-term debt
2.000% Senior Notes due 2018	$-	$1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	570.3	527.4
2.425% Euro Notes due 2026	570.3	527.4
U.S. Term Loan A	1,550.0	1,700.0
U.S. Term Loan B	675.0	675.0
Japan Term Loan	-	99.6
Other long-term debt	4.2	4.2
Debt discount and issuance costs	(59.2)	(65.8)
Adjustment related to interest rate swaps	27.2	31.4
Total long-term debt	$9,354.4	$10,665.8

At June 30, 2017, our total debt balance consisted of $8.3 billion aggregate principal amount of our senior notes, which included $1.1 billion of Euro-denominated senior notes (“Euro Notes”), $1.55 billion outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $750 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan”) that will mature on May 31, 2018, and other debt and fair value adjustments totaling $31.4 million, partially offset by debt discount and issuance costs of $59.2 million.

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

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all covenants under the 2016 and 2014 Credit Agreements as of June 30, 2017. As of June 30, 2017, there were no borrowings outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.  We have paid $1.45 billion in principal under U.S. Term Loan A, resulting in $1.55 billion in outstanding borrowings as of June 30, 2017.

Under the terms of U.S. Term Loan B, principal payments are due as follows:  $75.0 million on each of September 30, 2017 and 2018, with the remaining balance due on the maturity date of September 30, 2019.  No amounts had been paid on the U.S. Term Loan B as of June 30, 2017.

The estimated fair value of our senior notes as of June 30, 2017, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,474.4 million.  The estimated fair value of the Japan Term Loan as of June 30, 2017, based upon publicly available market yield curves and the terms of the debt (Level 2), was $104.1 million.  The carrying values of U.S. Term Loan A and U.S. Term Loan B approximate their fair values as they bear interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Unrealized	Defined
	Currency	Flow	(Losses) Gains on	Benefit
	Translation	Hedges	Securities	Plan Items
Balance at December 31, 2016	$(323.4)	$32.3	$(0.1)	$(142.8)
AOCI before reclassifications	238.2	(51.1)	-	(7.4)
Reclassifications	-	(13.5)	-	3.4
Balance at June 30, 2017	$(85.2)	$(32.3)	$(0.1)	$(146.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2017	2016	2017	2016	Statement of Earnings
Cash flow hedges
Foreign exchange forward contracts	$5.9	$26.3	$17.0	$58.4	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.5)	(0.3)	(0.9)	Interest expense
	5.7	25.8	16.7	57.5	Total before tax
	1.2	6.1	3.2	13.4	Provision for income taxes
	$4.5	$19.7	$13.5	$44.1	Net of tax
Defined benefit plans
Prior service cost	$2.5	$2.0	$5.1	$3.9	*
Unrecognized actuarial (loss)	(5.2)	(5.0)	(10.8)	(10.0)	*
	(2.7)	(3.0)	(5.7)	(6.1)	Total before tax
	(1.1)	(1.2)	(2.3)	(2.3)	Benefit for income taxes
	$(1.6)	$(1.8)	$(3.4)	$(3.8)	Net of tax
Total reclassifications	$2.9	$17.9	$10.1	$40.3	Net of tax

*	These AOCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$215.3	$26.1	$189.2	$269.7	$31.5	$238.2
Unrealized cash flow hedge (losses)	(26.5)	(1.7)	(24.8)	(63.1)	(12.0)	(51.1)
Reclassification adjustments on cash flow hedges	(5.7)	(1.2)	(4.5)	(16.7)	(3.2)	(13.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.2	0.7	(0.5)	(3.5)	0.5	(4.0)
Total Other Comprehensive Income	$183.3	$23.9	$159.4	$186.4	$16.8	$169.6

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(78.6)	$-	$(78.6)	$55.6	$-	$55.6
Unrealized cash flow hedge (losses) gains	(8.3)	(9.1)	0.8	(64.8)	(21.5)	(43.3)
Reclassification adjustments on cash flow hedges	(25.8)	(6.1)	(19.7)	(57.5)	(13.4)	(44.1)
Unrealized gains on securities	-	-	-	0.4	-	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	2.0	0.9	1.1	23.4	2.3	21.1
Total Other Comprehensive Loss	$(110.7)	$(14.3)	$(96.4)	$(42.9)	$(32.6)	$(10.3)

9.  Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$6.1	$-	$6.1	$-
Interest rate swaps	4.0	-	4.0	-
Total Assets	$10.1	$-	$10.1	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$13.7	$-	$13.7	$-
Contingent payments related to acquisitions	43.3	-	-	43.3
Total Liabilities	$57.0	$-	$13.7	$43.3

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$65.3	$-	$65.3	$-
Interest rate swaps	4.0	-	4.0	-
Total Assets	$69.3	$-	$69.3	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Contingent payments related to acquisitions	62.8	-	-	62.8
Total Liabilities	$63.1	$-	$0.3	$62.8

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

Contingent payments related to acquisitions consist of commercial milestone, cost savings and sales-based payments, and are valued using discounted cash flow techniques.  The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated.  The fair value of cost savings and sales-based payments is based upon probability-weighted future cost savings and revenue estimates, and increases as cost savings and revenue estimates increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated.  In the three and six month periods ended June 30, 2017, we recognized $0.4 million of loss and $3.2 million of income, respectively, related to contingent payments due to changes in estimates.  In the six month period ended June 30, 2017, we also paid $12.7 million in contingent payments and made a fair value adjustment of $3.6 million to the preliminary estimate of contingent consideration that reduced the contingent payment liability.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of June 30, 2017 was $27.3 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with the Biomet merger.  The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2017 was $27.9 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro Notes in December 2016 and designated 100 percent of the Euro Notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet.

In the three and six month periods ended June 30, 2017, we recognized foreign exchange losses of $71.0 million and $85.8 million, respectively, in AOCI in foreign currency translation adjustments on our net investment hedges.  We recognized no ineffectiveness from our net investment hedges for the three and six months ended June 30, 2017.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2017, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2017 through December 2019. As of June 30, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,657.8 million. As of June 30, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $303.1 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on				Gain (Loss) on
		Instrument				Hedged Item
		Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,		June 30,		June 30,
Derivative Instrument	Statement of Earnings	2017	2016	2017	2016	2017	2016	2017	2016
Interest rate swaps	Interest expense	$-	$3.1	$-	$13.9	$-	$(3.1)	$-	$(13.9)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and Net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2017	2016	2017	2016	Statement of Earnings	2017	2016	2017	2016
Foreign exchange forward contracts	$(25.9)	$(8.3)	$(63.1)	$(64.8)	Cost of products sold	$5.9	$26.3	$17.0	$58.4
Interest rate swaps	(0.6)	-	-	-	Interest expense	-	-	-	-
Forward starting interest rate swaps	-	-	-	-	Interest expense	(0.2)	(0.5)	(0.3)	(0.9)
	$(26.5)	$(8.3)	$(63.1)	$(64.8)		$5.7	$25.8	$16.7	$57.5

The net amounts recognized in earnings during the three and six month periods ended June 30, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at June 30, 2017, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $43.7 million, or $32.3 million after taxes, which is deferred in AOCI.  A loss of $12.3 million, or $10.0 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.4 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statement of Earnings	2017	2016	2017	2016
Foreign exchange forward contracts	Other expense, net	$(10.8)	$(15.9)	$(38.6)	$(37.2)

These losses do not reflect offsetting gains of $6.3 million and $14.0 million in the three month periods ended June 30, 2017 and 2016, respectively, and offsetting gains of $31.9 million and $32.3 million in the six month periods ended June 30, 2017 and 2016, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2017 and December 31, 2016, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	June 30, 2017		December 31, 2016
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$19.9	Other current assets	$57.9
Foreign exchange forward contracts	Other assets	10.0	Other assets	34.9
Interest rate swaps	Other assets	4.0	Other assets	4.0
Total asset derivatives		$33.9		$96.8
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$22.6	Other current liabilities	$20.9
Foreign exchange forward contracts	Other long-term liabilities	14.9	Other long-term liabilities	6.9
Total liability derivatives		$37.5		$27.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2017			As of December 31, 2016
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$19.9	$16.5	$3.4	$57.9	$20.6	$37.3
Cash flow hedges	Other assets	10.0	7.3	2.7	34.9	6.8	28.1
Liability Derivatives
Cash flow hedges	Other current liabilities	22.6	16.5	6.1	20.9	20.6	0.3
Cash flow hedges	Other long-term liabilities	14.9	7.3	7.6	6.9	6.8	0.1

The following net investment hedge losses were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Loss
	Recognized in OCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2017	2016	2017	2016
Euro Notes	$(71.0)	$-	$(85.8)	$-

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

Our effective tax rate (“ETR”) has been affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.  In the six month period ended June 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  In the three and six month periods ended June 30, 2017, we recognized tax benefits of $67.0 million and $88.8 million, respectively, related to resolution of certain tax matters.  In the three and six month periods ended June 30, 2017, we recognized net income tax expense of $10.5 million that related to previous periods for certain tax restructurings and product liability matters.  We have evaluated the effect of these out-of-period adjustments on the three and six month periods ended June 30, 2017, as well as on the previous interim and annual periods in which they should have been recognized, and concluded for both quantitative and qualitative reasons that these adjustments are not material to any of the periods affected.  Further, we do not believe these adjustments will be material to our estimated net earnings for the full year ended December 31, 2017.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$6.4	$7.7	$13.9	$15.2
Interest cost	4.6	7.4	9.3	14.6
Expected return on plan assets	(10.1)	(12.7)	(20.2)	(25.4)
Curtailment gain	0.2	(0.3)	0.2	(0.6)
Amortization of prior service cost	(2.5)	(2.0)	(5.1)	(3.9)
Amortization of unrecognized actuarial loss	5.2	5.0	10.8	10.0
Net periodic pension expense	$3.8	$5.1	$8.9	$9.9

We expect that we will have minimal legally required funding obligations in 2017 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2017.  We contributed $8.5 million to our foreign-based defined benefit pension plans in the six month period ended June 30, 2017, and we expect to contribute $9.0 million to these foreign-based plans during the remainder of 2017.

13.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding for basic net earnings per share	201.8	199.4	201.4	199.8
Effect of dilutive stock options and other equity awards	1.9	-	2.0	2.3
Weighted average shares outstanding for diluted net earnings per share	203.7	199.4	203.4	202.1

During the three and six month periods ended June 30, 2017, an average of 1.0 million and 0.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  In the six month period ended June 30, 2016, an average of 0.7 million options were not included for the same reason. Since we incurred a net loss in the three month period ended June 30, 2016, no dilutive stock options or other equity awards were included as diluted shares.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	$973.5	$980.2	$524.5	$523.4
EMEA	380.4	400.1	120.0	135.1
Asia Pacific	292.2	275.8	114.5	114.9
Product Category Operating Segments	308.3	277.9	72.5	75.0
Global Operations and Corporate Functions	-	-	(218.0)	(218.5)
Total	$1,954.4	$1,934.0
Inventory step-up and other inventory and manufacturing related charges			(24.9)	(156.6)
Intangible asset amortization			(147.7)	(133.8)
Special items			(158.6)	(137.9)
Operating profit			$282.3	$201.6

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	$1,978.8	$1,963.0	$1,066.5	$1,058.5
EMEA	773.1	800.6	250.9	275.7
Asia Pacific	568.8	532.4	217.0	225.1
Product Category Operating Segments	611.0	542.0	146.1	129.6
Global Operations and Corporate Functions	-	-	(431.3)	(419.9)
Total	$3,931.7	$3,838.0
Inventory step-up and other inventory and manufacturing related charges			(48.1)	(334.9)
Intangible asset amortization			(299.7)	(260.4)
Special items			(268.7)	(226.6)
Operating profit			$632.7	$447.1

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Knees	$680.4	$697.0	$1,382.2	$1,400.2
Hips	469.8	477.2	945.5	945.1
S.E.T	422.8	412.2	847.9	813.2
Dental	110.4	118.0	218.2	226.6
Spine & CMF	194.0	145.8	380.3	287.0
Other	77.0	83.8	157.6	165.9
Total	$1,954.4	$1,934.0	$3,931.7	$3,838.0

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

Litigation

Durom® Cup-related claims:  On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S.  Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions.  The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device.  We have settled some of these claims and others are still pending.  The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation).  Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.).  The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015.  As of June 30, 2017, litigation activity in the MDL, Santas and McAllister is stayed to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants.  Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.  The majority of claims outside the U.S. are pending in Canada, Germany, Netherlands, Italy and the U.K.  A Canadian class settlement was approved in late 2016.  Trials have commenced in Germany, and the majority of claims in the U.K. are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims.  Our estimate of our total liability for these claims as of June 30, 2017 remains consistent with our estimate as of December 31, 2016, and, accordingly, we did not record any additional expense during the six month period ended June 30, 2017.  With respect to the same prior year period, we also did not record any expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  As of June 30, 2017, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap.  We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers.  We have received a portion of the insurance proceeds we estimate we will recover.  We have a $95.3 million receivable in “Other assets” remaining on our consolidated balance sheet as of June 30, 2017 for estimated insurance recoveries for Durom Cup-related claims.  As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of June 30, 2017 of the remaining liability for all Durom Cup-related claims is $224.2 million, of which $75.0 million is classified as short-term in “Other current liabilities” and $149.2 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.:  On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively.  The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products.  The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs.  The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI.  Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay.  On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur.  On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI.  On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest.  Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012.  On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial.  On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition.  On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc.  Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013.  On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial.  On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014.  Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014.  On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award.  On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur.  On December 2, 2016, the trial court remitted the verdict to $21.5 million.  On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania.  Appellate briefing is complete and the court is scheduled to hear oral argument in mid-September 2017.  Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.  In the future, we could be required to record a charge that could have a material adverse effect on our results of operations and cash flows.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of June 30, 2017 of the remaining liability for all Biomet metal-on-metal hip implant claims is $36.4 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of June 30, 2017, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On June 5, 2014, the German appeals court in Frankfurt (i) enjoined Biomet, Inc., Biomet Europe BV and Biomet Deutschland GmbH from manufacturing, selling or offering the European Cements to the extent they contain certain raw materials in particular specifications; (ii) held the defendants jointly and severally liable to Heraeus for any damages from the sale of European Cements since 2005; and (iii) ruled that no further review may be sought (the “Frankfurt Decision”).  The Heraeus and Biomet parties both sought appeal against the Frankfurt Decision.  In a decision dated June 16, 2016, the German Supreme Court dismissed the parties’ appeals without reaching the merits, rendering that decision final.  In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany.  As of June 30, 2017, that claim was pending.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania.  The lawsuit contains allegations that focus on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserts a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus is seeking to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also seeks punitive damages, costs and attorneys’ fees.  If Esschem is enjoined, Biomet may not be able to obtain the copolymers from another supplier and as a result may not be able to continue to manufacture the subject bone cement products.  Although Biomet is not a party to this lawsuit, Biomet has agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  The court has not set a trial date.

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

Stryker patent infringement lawsuit:  On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker.  The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents.  The jury awarded $70.0 million in monetary damages for lost profits.  The jury also found that we willfully infringed the subject patents.  We filed multiple post-trial motions, including a motion seeking a new trial.  On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker.  We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions.  Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014.  On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award.  We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014.  On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc.  On March 23, 2015, the Federal Circuit denied Stryker’s petition.  Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court.  In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker.  On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari.  Oral argument took place on February 23, 2016.  On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue.  On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the trial court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  The case was remanded back to the trial court.  Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees took place on June 28, 2017.  On July 12, 2017, the trial court issued an order reaffirming its award of treble damages, its finding that this was an exceptional case and its award of attorney’s fees.  We expect to appeal to the Federal Circuit.  Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain.  In the future, we could be required to record a charge of up to $165.0 million that could have a material adverse effect on our results of operations and cash flows.

Putative Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, two of our officers and one of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in June and August 2016.  The corrected amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The corrected amended complaint alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations, the integration of legacy Zimmer and legacy Biomet manufacturing facilities and quality systems, and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters:  In September 2012, Zimmer received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our facility in Montreal, Quebec, Canada.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Montreal.  As of June 30, 2017, these warning letters remained pending.  A separate warning letter dated June 3, 2015 relating to Biomet’s Zhejiang, China manufacturing facility was closed out in May 2017.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Deferred Prosecution Agreement (“DPA”) relating to U.S. Foreign Corrupt Practices Act (“FCPA”) matters:  On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.  As part of the settlement, Biomet resolved matters with the U.S. Securities and Exchange Commission (“SEC”) through an administrative cease-and-desist order (the “Order”); (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l. (“JERDS”), the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement (the “Plea Agreement”) with the DOJ.  The conduct underlying these resolutions occurred prior to our acquisition of Biomet.

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

Under the DPA, which has a term of three years, the DOJ agreed to defer criminal prosecution of us in connection with the charged violation of the internal controls provision of the FCPA as long as we comply with the terms of the DPA.  In addition, we will be subject to oversight by an independent compliance monitor for at least 12 months.  The monitor, who was appointed effective as of July 2017, will focus on legacy Biomet operations as integrated into our operations.  If we remain in compliance with the DPA during its term, the charges against us will be dismissed with prejudice. The term of the DPA may be extended for up to one additional year at the DOJ’s discretion.  In addition, under its Plea Agreement with the DOJ, JERDS pleaded guilty on January 13, 2017 to aiding and abetting a violation of the books and records provision of the FCPA.  In light of the DPA we entered into, JERDS paid only a nominal assessment and no criminal penalty.

If we do not comply with the terms of the DPA, we could be subject to prosecution for violating the internal controls provisions of the FCPA and the conduct of Biomet and its subsidiaries described in the DPA, which conduct pre-dated our acquisition of Biomet, as well as any new or continuing violations.  We could also be subject to exclusion by the Office of Inspector General of the Department of Health and Human Services (“OIG”) from participation in federal healthcare programs, including Medicaid and Medicare.  Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

OIG subpoena:  In June 2017, we received a subpoena from the OIG.  The subpoena requests that we produce a variety of records primarily related to our healthcare professional consulting arrangements (including in the areas of medical education, product development, and clinical research) for the period spanning January 1, 2010 to the present.  The subpoena does not indicate the nature of the OIG’s investigation beyond reference to possible false or otherwise improper claims submitted for payment.  We are in the process of responding to the subpoena.  We cannot currently predict the outcome of this investigation.

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

Executive Level Overview

Results for the Three and Six Month Periods ended June 30, 2017

We achieved sales growth of 1.1 percent and 2.4 percent in the three and six month periods ended June 30, 2017, respectively.  Sales growth was driven by the contribution from LDR and solid results from our Asia Pacific operating segment.  However, we continue to experience temporary supply delays in certain key brands due to implementation of operational process improvements as part of our ongoing quality enhancement and remediation efforts at the legacy Biomet Warsaw facility.  As a result, net sales were below our expectations in the three month period ended June 30, 2017.  During the second quarter, we delivered production consistency with significantly less disruption than we saw in the first quarter. This allowed some of our brands to achieve full production levels. However, full production of certain other brands was delayed due to ongoing remediation efforts, resulting in lower-than-anticipated supply availability during the second quarter.  For certain brands that were delayed in the second quarter, we anticipate that we will substantially reduce these backorders through the third quarter and early into the fourth quarter. Importantly, we expect to achieve sufficient safety-stock levels across our entire portfolio as we exit 2017. Clearing backorders allows us to more fully meet existing customer demand, and we expect that achieving sufficient levels of safety stock will enable us to return to our efforts to generate sales to new customers.

Meanwhile, our net earnings in the three and six month periods ended June 30, 2017 increased compared to the same prior year periods, driven primarily by a decrease in inventory step-up expense, a $69.7 million tax benefit recognized resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities, favorable resolution of various tax matters, significant tax-related charges in the prior year related to finalizing the tax accounts for the Biomet merger and operational leverage from increased sales.

2017 Outlook

  We estimate our sales growth in 2017 over 2016 will be in a range of 1.5 to 2.4 percent.  This estimate assumes foreign currency exchange rates will decrease sales by approximately 0.3 percent, continued pricing pressure will decrease sales by approximately 2 percent and the inclusion of LDR sales for the full year will increase sales by approximately 1.2 percent.  We acquired LDR near the beginning of the third quarter of 2016.  Therefore, in the second half of 2017 the inclusion of LDR sales will not have as significant of an impact on our year-over-year sales growth as it did in the first half of 2017.  We expect to make additional progress in remediating supply constraints as we progress through the remainder of 2017.  We anticipate sustained production throughput at our legacy Biomet Warsaw facility will enable us to clear backorders and restore safety stocks of key cross sell brands.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Americas	$1,208.8	$1,181.0	2.3%	5.2%	(2.7)%	(0.2)%
EMEA	438.2	460.9	(4.9)	(0.4)	(1.4)	(3.1)
Asia Pacific	307.4	292.1	5.3	10.8	(4.0)	(1.5)
Total	$1,954.4	$1,934.0	1.1	4.7	(2.6)	(1.0)
Impact of LDR Holding Corporation			(2.4)	(2.4)	-	-
% Change excluding LDR Holding Corporation			(1.3)	2.3	(2.6)	(1.0)

	Six Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Americas	$2,443.6	$2,358.2	3.6%	6.2%	(2.6)%	-%
EMEA	891.4	917.2	(2.8)	2.2	(1.6)	(3.4)
Asia Pacific	596.7	562.6	6.1	9.7	(3.3)	(0.3)
Total	$3,931.7	$3,838.0	2.4	5.7	(2.4)	(0.9)
Impact of LDR Holding Corporation			(2.3)	(2.3)	-	-
% Change excluding LDR Holding Corporation			0.1	3.4	(2.4)	(0.9)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Knees	$680.4	$697.0	(2.4)%	1.5%	(2.8)%	(1.1)%
Hips	469.8	477.2	(1.5)	2.4	(2.6)	(1.3)
S.E.T	422.8	412.2	2.6	6.1	(2.5)	(1.0)
Dental	110.4	118.0	(6.4)	(2.2)	(3.5)	(0.7)
Spine & CMF	194.0	145.8	33.0	35.0	(1.5)	(0.5)
Other	77.0	83.8	(8.0)	(5.8)	(1.2)	(1.0)
Total	$1,954.4	$1,934.0	1.1	4.7	(2.6)	(1.0)
Impact of LDR Holding Corporation			(2.4)	(2.4)	-	-
% Change excluding LDR Holding Corporation			(1.3)	2.3	(2.6)	(1.0)

	Six Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Knees	$1,382.2	$1,400.2	(1.3)%	2.2%	(2.6)%	(0.9)%
Hips	945.5	945.1	-	4.0	(2.9)	(1.1)
S.E.T.	847.9	813.2	4.3	7.0	(2.0)	(0.7)
Dental	218.2	226.6	(3.7)	(0.4)	(2.5)	(0.8)
Spine & CMF	380.3	287.0	32.5	34.3	(1.5)	(0.3)
Other	157.6	165.9	(4.9)	(2.5)	(1.6)	(0.8)
Total	$3,931.7	$3,838.0	2.4	5.7	(2.4)	(0.9)
Impact of LDR Holding Corporation			(2.3)	(2.3)	-	-
% Change excluding LDR Holding Corporation			0.1	3.4	(2.4)	(0.9)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,		% Inc /	Six Months Ended June 30,		% Inc /
	2017	2016	(Dec)	2017	2016	(Dec)
Knees
Americas	$406.0	$417.3	(2.7)%	$835.1	$846.8	(1.4)%
EMEA	159.7	168.7	(5.3)	327.6	342.6	(4.4)
Asia Pacific	114.7	111.0	3.4	219.5	210.8	4.1
Total	$680.4	$697.0	(2.4)	$1,382.2	$1,400.2	(1.3)
Hips
Americas	$245.0	$248.5	(1.4)%	$491.3	$494.4	(0.6)%
EMEA	130.8	138.8	(5.7)	267.0	275.6	(3.1)
Asia Pacific	94.0	89.9	4.4	187.2	175.1	6.9
Total	$469.8	$477.2	(1.5)	$945.5	$945.1	-

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales contributed 4.7 percent and 5.7 percent of year-over-year sales growth during the three and six month periods ended June 30, 2017, respectively.  Volume/mix growth was driven by acquisitions in the prior year, recent product introductions, sales in key emerging markets and an aging population.  The year-over-year growth in the three month period was lower than in the six month period partly due to fewer billing days in the current year three month period when compared to the same prior year period.

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

Pricing Trends

Global selling prices had a negative effect of 2.6 percent and 2.4 percent on year-over-year sales during the three and six month periods ended June 30, 2017, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and six month periods ended June 30, 2017, changes in foreign currency exchange rates had a negative effect of 1.0 percent and 0.9 percent, respectively, on year-over-year sales.  If foreign currency exchange rates remain consistent with recent rates, we estimate the effect of foreign currency exchange rates will have a negative effect of approximately 0.3 percent on our year-over-year sales in 2017.

Sales by Product Category

Knees

Knee sales declined in the three and six month periods ended June 30, 2017 when compared to the same prior year periods due primarily to the previously mentioned supply issues, continued pricing pressure and changes in foreign currency exchange rates.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hip sales declined in the three month period ended June 30, 2017 when compared to the same prior year period and increased slightly in the six month period ended June 30, 2017 when compared to the same prior year period.  The decline in the three month period was due primarily to the previously mentioned supply issues, fewer billing days in the current year period when compared to the same prior year period, continued pricing pressure and changes in foreign currency exchange rates.  Hip sales volume/mix growth was led by our Taperloc® Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T

Our S.E.T product category sales increased in the three and six month periods ended June 30, 2017 when compared to the same prior year periods, driven primarily by a growing emphasis on sales force specialization, strong performance by key brands and 2016 acquisitions, partially offset by the previously mentioned supply issues.

Dental

Dental sales declined in the three and six month periods ended June 30, 2017 when compared to the same prior year periods, primarily due to restructuring of our dental organization in certain European markets.

Spine and CMF

Spine and CMF sales increased in the three and six month periods ended June 30, 2017 when compared to the same prior year periods primarily due to the LDR acquisition and continuing strong sales of our Thoracic products.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2017	2016	(Dec)	2017	2016	(Dec)
Cost of products sold, excluding intangible asset amortization	27.0%	33.1%	(6.1)%	26.5%	33.4%	(6.9)%
Intangible asset amortization	7.6	6.9	0.7	7.6	6.8	0.8
Research and development	4.6	4.6	-	4.6	4.5	0.1
Selling, general and administrative	38.3	37.8	0.5	38.4	37.8	0.6
Special items	8.1	7.1	1.0	6.8	5.9	0.9
Operating profit	14.4	10.4	4.0	16.1	11.6	4.5

The reduction in cost of products sold as a percentage of net sales for the three and six month periods ended June 30, 2017 compared to the same prior year periods was primarily due to a decrease in inventory step-up charges.  Inventory step-up charges represent the difference in cost of products sold between inventory expensed at fair value after business combination accounting is applied versus what cost of products sold would have been had inventory been recognized at historical cost.  The reduction in inventory step-up charges results from the Biomet inventory that was stepped-up to fair value having been fully recognized by June 30, 2016.  Additional favorability was driven by lower medical device excise tax expense due to the two year moratorium on the U.S. medical device excise tax and a favorable resolution on past excise taxes that were paid.  Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we had a portion of the tax paid prior to the moratorium included in the cost of inventory and recognized expense through the fourth quarter of 2016.  These favorable items were partially offset by lower hedge gains of $5.9 million and $17.0 million recognized in three and six month periods ended June 30, 2017, respectively, compared to $26.3 million and $58.4 million in the same prior year periods, respectively.  For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  Additional unfavorable factors that increased cost of products sold as a percentage of net sales in the 2017 periods when compared to the same prior year periods included lower average selling prices and inefficiencies in the manufacturing process due to our remediation efforts at the legacy Biomet Warsaw facility.

Intangible asset amortization expense and intangible asset amortization as a percentage of net sales increased for the three and six month periods ended June 30, 2017 compared to the same prior year periods due to amortization expense associated with the intangible assets acquired as a result of the LDR acquisition as well as the other acquisitions that occurred in 2016.

R&D expenses increased in the three and six month periods ended June 30, 2017 compared to the same prior year periods.  The primary drivers of the increased expense were the LDR acquisition and our other 2016 acquisitions.  We expect R&D spending in 2017 to be approximately 4.5 percent of sales.

SG&A expenses and SG&A as a percentage of net sales increased in the three and six month periods ended June 30, 2017 when compared to the same prior year periods.  The primary drivers of the increased expense were the LDR acquisition and the other 2016 acquisitions, increased freight costs due to expedited product shipments and increased investments in our specialized sales force and medical training and education.  These increases were partially offset by continued savings in various SG&A expense categories stemming from our synergies initiatives.  We expect that SG&A as a percentage of sales will continue to be higher than prior to these mergers and acquisitions until we can realize synergy benefits of the transactions and further leverage sales growth.

“Special items” expenses increased in dollars and as a percentage of net sales in the three and six month periods ended June 30, 2017 compared to the same prior year periods.  The increases were primarily due to expenses related to our quality enhancement and remediation efforts.  See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In the three and six month periods ended June 30, 2017 and 2016, other expense, net, was primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Net interest expense decreased in the three and six month periods ended June 30, 2017, compared to the same prior year periods primarily due to our issuance of the Euro Notes in the fourth quarter of 2016.  We used the proceeds of the Euro Notes, which have a lower interest rate than most of our other debt, to repay certain senior notes with higher interest rates.

Our ETR on earnings before income taxes has been significantly influenced by the Biomet merger and other acquisitions and special items charges.  We have incurred significant expenses associated with the Biomet merger and other acquisitions and special items charges which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.  Additionally, in the six month period ended June 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  In the three and six month periods ended June 30, 2017, we also recognized tax benefits of $67.0 million and $88.8 million, respectively, related to resolution of certain tax matters.  In the three and six month periods ended June 30, 2016, we recognized an increase in our provision for income taxes of $73.2 million and $52.7 million, respectively, related to the finalization of tax accounts for the Biomet merger, which significantly increased our ETR.  We are subject to taxation in the U.S. and numerous foreign jurisdictions.  Our ETR in future quarters could potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

In the Americas, operating profit as a percentage of sales has remained similar between the three and six month periods ended June 30, 2017 when compared to the same prior year periods.  The Americas has experienced lower operating margins in the 2017 periods compared to the same prior year periods due to price declines, higher contribution of sales from products with lower gross profit margins and higher freight costs.  These unfavorable impacts were offset by lower U.S. medical device excise tax expense and continued savings from our SG&A synergies initiatives.

In EMEA, operating profit as a percentage of sales decreased in the three and six month periods ended June 30, 2017 compared to the same prior year periods primarily due to price declines and a reduced impact of hedge gains.

In Asia Pacific, operating profit as a percentage of sales decreased in the three and six month periods ended June 30, 2017 compared to the same prior year periods due to a reduced impact of hedge gains, price declines and higher contribution of sales from countries and products with lower gross profit margins.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges connected to discontinuing certain product lines, quality enhancement and remediation efforts; intangible asset amortization; “Special items;” other expenses related to acquisitions; any related effects on our income tax provision associated with these items; and other certain tax adjustments.  Other certain tax adjustments include a tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in merger-related accounting, net favorable resolutions of various tax matters, and charges from internal restructuring transactions that provide us access to cash in a tax efficient manner.  We use these non-GAAP financial measures internally to evaluate the performance of the business and believe they are useful measures that provide meaningful supplemental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported operating results, to perform trend analysis, to better identify operating trends that may otherwise be masked or distorted by these types of items and to provide additional transparency of certain items.  In addition, certain of these non-GAAP financial measures are used as performance metrics in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$184.2	$(31.3)	$483.6	$77.5
Inventory step-up and other inventory and manufacturing-related charges	24.9	156.6	48.1	334.9
Intangible asset amortization	147.7	133.8	299.7	260.4
Special items
Biomet merger-related	88.2	120.6	125.2	199.7
Other special items	70.4	17.3	143.5	26.9
Merger-related and other (income) expense in other expense, net	(0.6)	1.5	0.9	1.5
Taxes on above items (1)	(102.2)	(96.3)	(185.2)	(185.3)
Biomet merger-related measurement period tax adjustments (2)	-	73.2	-	52.7
Other certain tax adjustments (3)	12.0	31.7	(57.8)	46.0
Adjusted Net Earnings	$424.6	$407.1	$858.0	$814.3

(1)

The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)

The 2016 periods include negative effects from finalizing the tax accounts for the Biomet merger.  Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.

(3)

In the 2017 periods, other certain tax adjustments relate to a tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting, net favorable resolutions of various tax matters, and charges from internal restructuring transactions that provide us access to cash in a tax efficient manner.  The adjustments in the 2016 periods relate to internal restructuring transactions that provide us access to cash in a tax efficient manner.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diluted Earnings (Loss) Per Share	$0.90	$(0.16)	$2.38	$0.38
Inventory step-up and other inventory and manufacturing-related charges	0.12	0.77	0.24	1.66
Intangible asset amortization	0.73	0.66	1.47	1.29
Special items
Biomet merger-related	0.43	0.60	0.62	0.98
Other special items	0.35	0.09	0.71	0.13
Merger-related expenses in other expense, net	-	0.01	-	0.01
Taxes on above items (1)	(0.51)	(0.48)	(0.91)	(0.91)
Biomet merger-related measurement period tax adjustments (2)	-	0.36	-	0.26
Other certain tax adjustments (3)	0.06	0.16	(0.29)	0.23
Effect of dilutive shares assuming net earnings (4)	-	0.01	-	-
Adjusted Diluted Earnings Per Share	$2.08	$2.02	$4.22	$4.03

(1)

The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)

The 2016 periods include negative effects from finalizing the tax accounts for the Biomet merger.  Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.

(3)

In the 2017 periods, other certain tax adjustments relate to a tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting, net favorable resolutions of various tax matters, and charges from internal restructuring transactions that provide us access to cash in a tax efficient manner.  The adjustments in the 2016 periods relate to internal restructuring transactions that provide us access to cash in a tax efficient manner.

(4)	Diluted share count used in Adjusted Diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Diluted shares	Not	199.4	Not	Not
Dilutive shares assuming net earnings	Applicable	2.5	Applicable	Applicable
Adjusted diluted shares		201.9

Liquidity and Capital Resources

Cash flows provided by operating activities were $715.9 million in the six month period ended June 30, 2017, compared to $652.4 million in the same prior year period.  The increase was driven by our sale of accounts receivable in certain countries in the 2017 period, which was partially offset by product liability payments related to the U.S. Durom Cup Settlement Program and penalties paid to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Cash flows used in investing activities were $262.1 million in the six month period ended June 30, 2017, compared to $170.4 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  Additionally, the 2017 period reflects no investing activity related to available-for-sale debt securities because as investments matured we used the cash to pay off debt.

Cash flows used in financing activities were $656.9 million in the six month period ended June 30, 2017, compared to $953.3 million in the same prior year period.  Our primary use of available cash in the first six months of 2017 has been for debt repayment.

In February and May 2017, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of June 30, 2017, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation.  We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases.  If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies, we expect ongoing cash outlays related to our integration plans through mid-2018.  These cash outlays are necessary to achieve our integration goals, including net annual pre-tax operating profit synergies of $350.0 million.  Additionally, we will continue to incur cash outlays for our ongoing quality enhancement and remediation efforts at the legacy Biomet Warsaw facility throughout 2017 and 2018.

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

Also, as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of June 30, 2017, a short-term liability of $75.0 million and long-term liability of $149.2 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers.  As of June 30, 2017, we have received a portion of the insurance proceeds we estimate we will recover.  We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers.  As of June 30, 2017, we also had a short-term liability of $36.4 million related to Biomet metal-on-metal hip implant claims.

At June 30, 2017, we had eleven tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$1,150.0		2.000%	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
570.3	*	1.414	December 13, 2022
2,000.0		3.550	April 1, 2025
570.3	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

*	Euro denominated debt securities

We also had three term loans with total principal of $2,404.3 million outstanding as of June 30, 2017.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There were no outstanding borrowings under this facility as of June 30, 2017.  We also have other available uncommitted credit facilities totaling $55.7 million as of June 30, 2017.

For additional information on our debt, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2017, $317.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $76.9 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S.  In particular, as a result of the Biomet merger, we have unremitted foreign earnings of $3,759.2 million, which we plan to repatriate to the U.S. in future periods.  We have estimated a long-term deferred tax liability of $1,173.7 million for the estimated tax impact of this repatriation.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems.  Most notably, in Europe healthcare is typically sponsored by the government.  Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints.  The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals.  As of June 30, 2017, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $234.6 million.  With allowances for doubtful accounts of $18.8 million recorded in those countries, the net balance was $215.8 million, representing 16 percent of our total consolidated short-term and long-term trade accounts receivable balance, net.  Italy and Spain accounted for $195.4 million of that net amount.  We are actively monitoring the situations in these countries.  We maintain contact with customers in these countries on a regular basis.  We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay.  To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or six month periods ended June 30, 2017 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•

our chief executive officer transition, including disruptions and uncertainties related thereto, our ability to appoint a permanent successor with the desired level of experience and expertise in a timely matter, the potential impact on our business and future strategic direction resulting from our transition to a new chief executive officer and our ability to retain other key members of senior management;

•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;
•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;

•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;
•	the effect of mergers and acquisitions on our relationships with customers, vendors and lenders and on our operating results and business generally;
•	compliance with the Deferred Prosecution Agreement entered into in January 2017;
•	the success of our quality and operational excellence initiatives, including our ongoing quality enhancement and remediation efforts at the legacy Biomet Warsaw facility;
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

Our Annual Report on Form 10-K for the year ended December 31, 2016 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Readers of this report are cautioned not to rely on these forward-looking statements since there can be no assurance that these forward-looking statements will prove to be accurate.  This cautionary statement is applicable to all forward-looking statements contained in this report.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

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

Remediation Plan.  Our management believes that progress has been made as of the date of this report in remediating the underlying causes of the material weakness. We have taken, and will continue to take, steps to remediate the control deficiencies that led to the material weakness. These steps include adding resources to enhance our tax and intercompany accounting expertise and establishing additional controls within the income tax review processes. In the six month period ended June 30, 2017, we added senior level employees responsible for income tax reporting and intercompany accounting, developed a formal plan for remediation, reevaluated financial reporting risks within the income tax accounting process, and completed an internal  review of our controls, with the assistance of a third party professional services firm. During the remainder of 2017, we intend to add additional resources and execute our remediation plan.

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

Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of June 30, 2017, our management believes that the unaudited condensed consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor is added:

We are currently undergoing a period of significant management transition, which could be disruptive to, or cause uncertainty in, our business and future strategic direction.

On July 11, 2017, David C. Dvorak stepped down as our President and Chief Executive Officer and a member of our Board of Directors.  Also effective July 11, 2017, the Board appointed Daniel P. Florin, our Senior Vice President and Chief Financial Officer, to serve in the additional role of Interim Chief Executive Officer until a permanent successor has been named.  In addition, on July 21, 2017, we announced that Adam R. Johnson, Group President of our Spine, Dental, Craniomaxillofacial and Thoracic business units, will resign effective September 1, 2017 to pursue career opportunities in private equity.  These changes in our senior management team may be disruptive to, or cause uncertainty in, our business and future strategic direction.  If we fail to appoint a permanent CEO successor with the desired level of experience and expertise in a timely manner, and/or if we fail to ensure a smooth transition and effective transfer of knowledge, our strategic planning and execution could be hindered or delayed, and our ability to attract and retain other key members of senior management could be adversely affected.  Any such disruptions or uncertainties could have a material adverse effect on our results of operations, financial condition and the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended June 30, 2017, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31

Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Interim Chief Executive Officer and Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: August 8, 2017	By:	/s/ Daniel P. Florin
Daniel P. Florin
Interim Chief Executive Officer,
Senior Vice President and
Chief Financial Officer

Date: August 8, 2017	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller
and Chief Accounting Officer