Form 10-Q
period 2017-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2017-11-06
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of October 27, 2017, 202,473,076 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2017

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Sales	$1,818.1	$1,832.8	$5,749.8	$5,670.8
Cost of products sold, excluding intangible asset amortization	500.9	479.3	1,541.5	1,760.0
Intangible asset amortization	152.7	164.3	452.4	424.7
Research and development	91.2	95.6	272.4	269.9
Selling, general and administrative	694.5	727.7	2,203.3	2,176.6
Special items (Note 2)	165.4	170.4	434.1	397.0
Operating expenses	1,604.7	1,637.3	4,903.7	5,028.2
Operating Profit	213.4	195.5	846.1	642.6
Other expense, net	(4.5)	(1.1)	(11.2)	(8.7)
Interest income	0.6	0.6	1.4	2.7
Interest expense	(82.3)	(91.5)	(247.5)	(267.8)
Earnings before income taxes	127.2	103.5	588.8	368.8
Provision (benefit) for income taxes	28.4	(54.4)	6.6	133.9
Net Earnings	98.8	157.9	582.2	234.9
Less: Net loss attributable to noncontrolling interest	-	(0.9)	(0.2)	(1.4)
Net Earnings of Zimmer Biomet Holdings, Inc.	$98.8	$158.8	$582.4	$236.3
Earnings Per Common Share
Basic	$0.49	$0.79	$2.89	$1.18
Diluted	$0.48	$0.78	$2.86	$1.17
Weighted Average Common Shares Outstanding
Basic	202.3	200.1	201.7	199.9
Diluted	204.0	202.9	203.6	202.3
Cash Dividends Declared Per Common Share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Earnings	$98.8	$157.9	$582.2	$234.9
Other Comprehensive Income:
Foreign currency cumulative translation adjustments, net of tax	129.7	58.3	367.9	113.9
Unrealized cash flow hedge losses, net of tax	(28.3)	(9.7)	(79.4)	(53.0)
Reclassification adjustments on hedges, net of tax	4.1	(13.9)	(9.4)	(58.0)
Unrealized gains on securities, net of tax	-	-	-	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.0)	1.2	(5.0)	22.3
Total Other Comprehensive Income	104.5	35.9	274.1	25.6
Comprehensive Income	203.3	193.8	856.3	260.5
Comprehensive loss attributable to the noncontrolling interest	(0.2)	(0.2)	(0.6)	(0.8)
Comprehensive Income attributable to
Zimmer Biomet Holdings, Inc.	$203.5	$194.0	$856.9	$261.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$480.8	$634.1
Accounts receivable, less allowance for doubtful accounts	1,318.5	1,604.4
Inventories	2,084.2	1,959.4
Prepaid taxes	229.6	214.7
Other prepaid expenses and current assets	320.2	251.0
Total Current Assets	4,433.3	4,663.6
Property, plant and equipment, net	2,048.6	2,037.9
Goodwill	10,904.9	10,643.9
Intangible assets, net	8,464.9	8,785.4
Other assets	565.8	553.6
Total Assets	$26,417.5	$26,684.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$327.1	$364.5
Income taxes payable	289.6	183.5
Current portion of long-term debt	1,225.0	575.6
Other current liabilities	1,168.5	1,257.9
Total Current Liabilities	3,010.2	2,381.5
Deferred income taxes	2,879.8	3,030.9
Other long-term liabilities	877.6	936.3
Long-term debt	9,199.7	10,665.8
Total Liabilities	15,967.3	17,014.5
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 306.3 million shares issued in 2017 (304.7 million in 2016)	3.0	3.1
Paid-in capital	8,493.9	8,368.5
Retained earnings	8,837.2	8,467.1
Accumulated other comprehensive loss	(159.9)	(434.0)
Treasury stock, 103.9 million shares in 2017 (104.1 million shares in 2016)	(6,724.4)	(6,735.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	10,449.8	9,668.9
Noncontrolling interest	0.4	1.0
Total Stockholders' Equity	10,450.2	9,669.9
Total Liabilities and Stockholders' Equity	$26,417.5	$26,684.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended
	September 30,
	2017	2016
Cash flows provided by (used in) operating activities:
Net earnings	$582.2	$234.9
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	798.2	787.3
Share-based compensation	40.1	45.9
Goodwill and intangible asset impairment	59.5	28.0
Inventory step-up	32.2	300.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(245.4)	(125.4)
Receivables	349.7	(80.3)
Inventories	(123.2)	44.2
Accounts payable and accrued expenses	(173.6)	(76.0)
Other assets and liabilities	(140.3)	(154.5)
Net cash provided by operating activities	1,179.4	1,005.0
Cash flows provided by (used in) investing activities:
Additions to instruments	(255.7)	(251.3)
Additions to other property, plant and equipment	(109.8)	(130.1)
Purchases of investments	-	(1.4)
Sales of investments	-	273.3
LDR acquisition, net of acquired cash	-	(1,021.1)
Other business combination investments, net of acquired cash	(4.0)	(421.9)
Other investing activities	(13.1)	7.8
Net cash used in investing activities	(382.6)	(1,544.7)
Cash flows provided by (used in) financing activities:
Proceeds from multicurrency revolving facility	400.0	-
Payments on multicurrency revolving facility	(400.0)	-
Redemption of senior notes	(500.0)	-
Proceeds from term loan	192.7	750.0
Payments on term loan	(640.0)	(700.0)
Net payments on other debt	(0.9)	(33.1)
Dividends paid to stockholders	(145.0)	(140.3)
Proceeds from employee stock compensation plans	132.6	113.5
Business combination contingent consideration payments	(9.1)	-
Restricted stock withholdings	(7.6)	(5.3)
Debt issuance costs	(0.3)	(3.4)
Repurchase of common stock	-	(415.5)
Net cash used in financing activities	(977.6)	(434.1)
Effect of exchange rates on cash and cash equivalents	27.5	(10.2)
Decrease in cash and cash equivalents	(153.3)	(984.0)
Cash and cash equivalents, beginning of year	634.1	1,459.3
Cash and cash equivalents, end of period	$480.8	$475.3

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

2.  Significant Accounting Policies

Special Items - We recognize expenses resulting directly from our business combinations, employee termination benefits, certain research and development (“R&D”) agreements, certain contract terminations, goodwill and intangible asset impairment, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality enhancement and remediation efforts, operational excellence initiatives, and other items as “Special items” in our condensed consolidated statement of earnings. “Special items” included (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Biomet merger-related
Consulting and professional fees	$19.9	$59.0	$60.7	$138.4
Employee termination benefits	5.4	7.1	12.0	14.3
Dedicated project personnel	10.2	21.9	33.1	64.8
Relocated facilities	1.8	9.5	6.1	17.5
Certain litigation matters	5.0	-	5.0	-
Contract terminations	-	3.5	-	28.8
Information technology integration	1.3	4.8	4.9	9.3
Goodwill and intangible asset impairment	32.7	-	59.5	28.0
Other	4.8	8.0	25.0	12.4
Total Biomet merger-related	81.1	113.8	206.3	313.5
Other
Consulting and professional fees	56.3	14.6	158.4	30.3
Employee termination benefits	(0.6)	3.2	2.0	3.2
Dedicated project personnel	14.0	8.2	35.5	11.5
Impairment/loss on disposal of assets	-	-	-	1.1
LDR merger consideration compensation expense	-	24.1	-	24.1
Relocated facilities	0.6	-	3.1	0.2
Certain litigation matters	3.0	3.7	10.0	3.7
Contract terminations	-	0.1	-	1.1
Information technology integration	1.0	0.8	1.8	1.1
Certain R&D agreements	-	-	2.5	-
Contingent consideration adjustments	1.7	-	(1.5)	-
Other	8.3	1.9	16.0	7.2
Total Other	84.3	56.6	227.8	83.5
Special items	$165.4	$170.4	$434.1	$397.0

Consulting and professional fees include expenditures related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations including our merger with Biomet, Inc. (“Biomet”); legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; other consulting and professional fees and contract labor related to our quality enhancement and remediation efforts and operational excellence initiatives; third-party fees related to severance and termination benefits matters; costs of complying with our deferred prosecution agreement; and consulting fees related to certain information system integrations.

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

As part of the Biomet merger (defined below), we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects.  We recorded impairment losses related to IPR&D intangible assets of $18.8 million and $28.0 million during the nine month periods ended September 30, 2017 and 2016, respectively.  The impairments were primarily due to the termination of certain IPR&D projects.  We also recognized $479.0 million of intangible assets for trademarks that we designated as having an indefinite life.  In the nine month period ended September 30, 2017, we reclassified one of these trademarks to a finite life asset which resulted in an impairment of $8.0 million.

During the three and nine month periods ended September 30, 2017, we recognized a $32.7 million goodwill impairment charge on our Office Based Technologies reporting unit.  See Note 9 for additional details.

A further detailed description of expenses included in “Special items” can be found in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016.

On June 24, 2015, pursuant to an agreement and plan of merger dated April 24, 2014, we acquired LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, and LVB and Biomet became our wholly-owned subsidiaries (sometimes hereinafter referred to as the “Biomet merger” or the “merger”).  After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies.  Part of these integration plans included termination of employees and certain contracts with independent agents, distributors, suppliers and lessors.  Our integration plans are expected to last through mid-2018 and we expect to incur a total of $170 million for employee termination benefits and $140 million for contract termination expense in that time period.  As of September 30, 2017, we have incurred a cumulative total of $163.8 million for employee termination benefits and $134.9 million for contract termination expense.  The following table summarizes the liabilities related to these integration plans (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Total
Balance at December 31, 2016	$38.1	$35.1	$73.2
Additions	12.0	-	12.0
Cash payments	(33.1)	(9.4)	(42.5)
Foreign currency exchange rate changes	1.2	0.4	1.6
Balance at September 30, 2017	$18.2	$26.1	$44.3

Recent Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 – Simplifying the Test for Goodwill Impairment.  This ASU requires goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Under previous guidance, if the carrying amount of a reporting unit’s net assets were greater than its fair value, impairment was measured as the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value.  The determination of a reporting unit’s implied goodwill generally required significant estimates to fair value its net assets.  Therefore, this ASU simplifies goodwill impairment testing by eliminating the need to estimate the fair value of a reporting unit’s net assets.  The impact of this ASU is dependent on the specific facts and circumstances of future impairments and is applied prospectively on testing that occurs subsequent to adoption.  We elected to early adopt this ASU in the third quarter of 2017.  As a result, the new ASU was used to determine the goodwill impairment charge on our Office Based Technologies reporting unit that was recognized in the third quarter of 2017.  See Note 9 for additional details regarding this goodwill impairment charge.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Asset Transfers of Assets Other than Inventory.  This ASU changes the accounting for the tax effects of intra-entity asset transfers/sales. Under current GAAP, the tax effects of intra-entity asset transfers/sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  Under the new guidance, the tax expense from the sale of the asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.  Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.  The new guidance does not apply to intra-entity transfers/sales of inventory.  We early adopted this standard effective January 1, 2017.  The modified retrospective approach is required for transition, which resulted in us recognizing a cumulative-effect adjustment in Retained earnings as of January 1, 2017 for intra-entity transfers/sales we had executed prior to that date.  The January 1, 2017 cumulative effect adjustment resulted in a $72.7 million decrease to Retained earnings, a $3.9 million decrease to Other prepaid expenses and current assets, a $22.4 million decrease in Other assets, a $2.0 million decrease to Income taxes payable, and a $48.4 million increase to Deferred income taxes.  The adoption of this ASU resulted in additional tax expense of $1.5 million and a tax benefit of $2.2 million to our provision for income taxes in the three and nine month periods ended September 30, 2017, respectively, compared to what it would have been under the previous accounting rules.

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

During the fourth quarter of 2016, we commenced an initial evaluation of the new standard and a related assessment and review of a representative sample of existing revenue contracts with our customers on some of our most significant revenue streams.  In 2017, we have expanded our scope to perform an analysis at locations with less significant revenue streams and have provided training on the new standard to finance personnel across all of our locations.  Our assessment of our revenue streams is substantially complete.  Based upon our assessment, we do not believe there will be a material change to the timing of our revenue recognition.  However, we will be required to reclassify certain immaterial costs from selling, general and administrative (“SG&A”) expense to net sales, which will result in a reduction of net sales, but have no impact on operating profit.  In the fourth quarter of 2017, we will focus on additional disclosures we may need to make and the effect of this ASU on our internal control over financial reporting or other changes in business practices and processes.  We plan to adopt this new standard using the retrospective method, which will result in us restating prior reporting periods presented.  As noted previously, we expect this will result in us reclassifying certain immaterial costs from SG&A expense to net sales in each of those prior reporting periods.  Our evaluation of ASU 2014-09 is ongoing and not complete.

In February 2016, the FASB issued ASU 2016-02 – Leases. This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019. Early adoption is permitted. The ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements. We own most of our manufacturing facilities, but lease various office space throughout the world. We are formalizing our project team and in the fourth quarter of 2017 will begin evaluating our leases and the related impact this ASU will have on our consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12 – Targeted Improvements to Accounting for Hedging Activities.  This ASU amends the hedge accounting guidance to simplify the application of hedge accounting, makes more financial and nonfinancial hedging strategies eligible for hedge accounting treatment, changes how companies assess effectiveness and updates presentation and disclosure requirements.  We are currently evaluating the impact this ASU will have on our consolidated financial statements; however, based on our current hedging portfolio, we do not anticipate that this ASU will have a significant impact on our financial position, results of operations or cash flows.  This ASU will be effective for us January 1, 2019, with early adoption permitted.  After adoption, we may explore new hedging opportunities that are eligible for hedge accounting treatment under the new standard.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Business Combinations

LDR Acquisition

On July 13, 2016, we completed our acquisition of LDR Holding Corporation (“LDR”).  We paid cash of $1,138.0 million.  The total amount of merger consideration utilized for the acquisition method of accounting, as reduced by the merger consideration paid to holders of unvested LDR stock options and LDR stock-based awards of $24.1 million, was $1,113.9 million.  The addition of LDR provided us with an immediate position in the growing cervical disc replacement (“CDR”) market.  The combination positioned us to accelerate the growth of our Spine business through the incremental revenues associated with entry into the CDR market and cross-portfolio selling opportunities to both Zimmer Biomet and LDR customer bases.  The goodwill was generated from the operational synergies and cross-selling opportunities we expected to achieve from our combined operations.  None of the goodwill is deductible for tax purposes.

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed in the LDR acquisition (in millions):

Final Values
Cash	$92.8
Accounts receivable, net	30.5
Inventory	97.0
Other current assets	5.6
Property, plant and equipment	24.7
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	2.0
Intangible assets subject to amortization:
Technology	447.0
Customer relationships	122.0
Trademarks and trade names	74.0
Other assets	73.8
Goodwill	507.2
Total assets acquired	1,476.6
Current liabilities	122.5
Long-term debt	0.5
Deferred taxes	236.7
Other long-term liabilities	3.0
Total liabilities assumed	362.7
Net assets acquired	$1,113.9

We have not included pro forma information and certain other information under GAAP for the LDR acquisition because it did not have a material impact on our financial position or results of operations.

Other acquisitions

During the year ended December 31, 2016, we completed individually immaterial acquisitions of companies including Cayenne Medical, Inc. (“Cayenne Medical”), a sports medicine company, Compression Therapy Concepts, Inc. (“CTC”), a provider of non-invasive products for the prevention of deep vein thrombosis, CD Diagnostics, Inc. (“CD Diagnostics”), a medical diagnostic testing company, and MedTech SA (“MedTech”), a designer and manufacturer of robotic equipment for brain and spine surgeries.  The total aggregate cash consideration was $441.7 million.  These acquisitions were completed primarily to expand our product offerings.  We have assigned a fair value of $58.0 million for settlement of preexisting relationships and additional payments related to these acquisitions that are contingent on the respective acquired companies’ product sales, commercial milestones and certain cost savings.  The fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth, cost savings and commercial milestones and discounting to present value the payments.  The goodwill was generated from the operational synergies and cross-selling opportunities we expected to achieve from the technologies acquired.  None of the goodwill related to these acquisitions is deductible for tax purposes.

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

Goodwill

The following table summarizes the changes in the carrying amount of our goodwill (in millions):

	Americas	EMEA	Asia Pacific	Product Category Operating Segments	Total
Balance at December 31, 2016
Goodwill	$7,634.5	$1,263.7	$487.3	$1,631.4	$11,016.9
Accumulated impairment loss	-	-	-	(373.0)	(373.0)
	7,634.5	1,263.7	487.3	1,258.4	10,643.9
LDR purchase accounting	-	-	-	24.8	24.8
Other acquisitions	13.2	(24.1)	-	27.6	16.7
Currency translation	82.5	110.0	10.0	49.7	252.2
Impairment	-	-	-	(32.7)	(32.7)
Balance at September 30, 2017
Goodwill	7,730.2	1,349.6	497.3	1,733.5	11,310.6
Accumulated impairment loss	-	-	-	(405.7)	(405.7)
	$7,730.2	$1,349.6	$497.3	$1,327.8	$10,904.9

During the three and nine month periods ended September 30, 2017, we recognized a $32.7 million goodwill impairment charge on our Office Based Technologies reporting unit.  See Note 9 for additional details.

4.  Inventories

	September 30,	December 31,
	2017	2016
	(in millions)
Finished goods	$1,674.2	$1,556.9
Work in progress	189.6	141.7
Raw materials	220.4	260.8
Inventories	$2,084.2	$1,959.4

Finished goods inventory as of September 30, 2017 and December 31, 2016 included $0.7 million and $35.3 million, respectively, to step-up acquired inventory to fair value.

5.  Property, Plant and Equipment

	September 30,	December 31,
	2017	2016
	(in millions)
Land	$29.4	$37.0
Buildings and equipment	1,833.5	1,789.9
Capitalized software costs	406.8	397.2
Instruments	2,634.4	2,347.6
Construction in progress	111.3	99.8
	5,015.4	4,671.5
Accumulated depreciation	(2,966.8)	(2,633.6)
Property, plant and equipment, net	$2,048.6	$2,037.9

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of September 30, 2017 of $315 million.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  The result is our risk of loss being limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $24.4 million and $5.2 million as of September 30, 2017 and December 31, 2016, respectively.

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

In the nine month period ended September 30, 2017, we sold receivables having an aggregate face value of $1,050.5 million to third parties in exchange for cash proceeds of $1,049.8 million.  Expenses recognized on these sales during the three and nine month periods ended September 30, 2017, were not significant.  In the nine month period ended September 30, 2017, under the U.S. and Japan programs, we collected $682.2 million from our customers and remitted that amount to the third party, and we effectively repurchased $58.9 million of previously sold accounts receivable from the third party due to the programs’ revolving nature. We estimate the incremental operating cash inflows related to all of our programs were approximately $273 million in the nine month period ended September 30, 2017.

At September 30, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $210.6 million and $65.5 million, respectively.

7.  Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2017	2016
Current portion of long-term debt
1.450% Senior Notes due 2017	$-	$500.0
2.000% Senior Notes due 2018	1,150.0	-
U.S. Term Loan B	75.0	75.0
Other short-term debt	-	0.6
Total current portion of long-term debt	$1,225.0	$575.6
Long-term debt
2.000% Senior Notes due 2018	$-	$1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	591.1	527.4
2.425% Euro Notes due 2026	591.1	527.4
U.S. Term Loan A	1,135.0	1,700.0
U.S. Term Loan B	600.0	675.0
Japan Term Loan A	103.9	99.6
Japan Term Loan B	189.1	-
Other long-term debt	4.1	4.2
Debt discount and issuance costs	(56.3)	(65.8)
Adjustment related to interest rate swaps	25.1	31.4
Total long-term debt	$9,199.7	$10,665.8

At September 30, 2017, our total debt balance consisted of $8.3 billion aggregate principal amount of our senior notes, which included $1.2 billion of Euro-denominated senior notes (“Euro Notes”), $1.14 billion outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $675.0 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that each will mature on September 27, 2022, and other debt and fair value adjustments totaling $29.2 million, partially offset by debt discount and issuance costs of $56.3 million.

On September 22, 2017, we entered into a term loan agreement for the Japan Term Loan B, and an amended and restated term loan agreement, which amended and restated the Japan Term Loan A loan agreement dated as of May 24, 2012, as amended as of October 31, 2014. As described above, the term loans under both of these agreements will mature on September 27, 2022. Each of these term loans bears interest at a fixed rate of 0.635% per annum.

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

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all financial covenants under the 2014 and 2016 Credit Agreements as of September 30, 2017. As of September 30, 2017, there were no borrowings outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.  We have paid $1.86 billion in principal under U.S. Term Loan A, resulting in $1.14 billion in outstanding borrowings as of September 30, 2017.

Under the terms of U.S. Term Loan B, future principal payments are due as follows:  $75.0 million on September 30, 2018, with the remaining balance due on the maturity date of September 30, 2019.  We have paid $75.0 million in principal under U.S. Term Loan B, resulting in $675.0 million outstanding on the U.S. Term Loan B as of September 30, 2017.

The estimated fair value of our senior notes as of September 30, 2017, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,520.9 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of September 30, 2017, based upon publicly available market yield curves and the terms of the debt (Level 2), was $291.8 million.  The carrying values of U.S. Term Loan A and U.S. Term Loan B approximate their fair values as they bear interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Unrealized	Defined
	Currency	Flow	(Losses) Gains on	Benefit
	Translation	Hedges	Securities	Plan Items
Balance at December 31, 2016	$(323.4)	$32.3	$(0.1)	$(142.8)
AOCI before reclassifications	367.9	(79.4)	-	(10.1)
Reclassifications	-	(9.4)	-	5.1
Balance at September 30, 2017	$44.5	$(56.5)	$(0.1)	$(147.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2017	2016	2017	2016	Statement of Earnings
Cash flow hedges
Foreign exchange forward contracts	$(5.1)	$18.1	$12.0	$76.5	Cost of products sold
Forward starting interest rate swaps	(0.1)	(0.4)	(0.4)	(1.3)	Interest expense
	(5.2)	17.7	11.6	75.2	Total before tax
	(1.1)	3.8	2.2	17.2	Provision for income taxes
	$(4.1)	$13.9	$9.4	$58.0	Net of tax
Defined benefit plans
Prior service cost	$2.6	$1.9	$7.7	$5.8	*
Unrecognized actuarial (loss)	(5.4)	(5.1)	(16.2)	(15.1)	*
	(2.8)	(3.2)	(8.5)	(9.3)	Total before tax
	(1.1)	(1.0)	(3.4)	(3.3)	Benefit for income taxes
	$(1.7)	$(2.2)	$(5.1)	$(6.0)	Net of tax
Total reclassifications	$(5.8)	$11.7	$4.3	$52.0	Net of tax

*	These AOCI components are included in the computation of net periodic pension expense (see Note 12).

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$145.0	$15.3	$129.7	$414.6	$46.7	$367.9
Unrealized cash flow hedge (losses)	(35.9)	(7.6)	(28.3)	(99.0)	(19.6)	(79.4)
Reclassification adjustments on cash flow hedges	5.2	1.1	4.1	(11.6)	(2.2)	(9.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.5	1.5	(1.0)	(2.9)	2.1	(5.0)
Total Other Comprehensive Income	$114.8	$10.3	$104.5	$301.1	$27.0	$274.1

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$58.3	$-	$58.3	$113.9	$-	$113.9
Unrealized cash flow hedge (losses) gains	(16.1)	(6.4)	(9.7)	(80.9)	(27.9)	(53.0)
Reclassification adjustments on cash flow hedges	(17.7)	(3.8)	(13.9)	(75.2)	(17.2)	(58.0)
Unrealized gains on securities	-	-	-	0.4	-	0.4
Adjustments to prior service cost and unrecognized actuarial assumptions	2.2	1.0	1.2	25.6	3.3	22.3
Total Other Comprehensive Loss	$26.7	$(9.2)	$35.9	$(16.2)	$(41.8)	$25.6

9.  Fair Value Measurement of Assets and Liabilities

The following assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$3.9	$-	$3.9	$-
Interest rate swaps	3.8	-	3.8	-
Total Assets	$7.7	$-	$7.7	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$39.5	$-	$39.5	$-
Contingent payments related to acquisitions	44.0	-	-	44.0
Total Liabilities	$83.5	$-	$39.5	$44.0

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$65.3	$-	$65.3	$-
Interest rate swaps	4.0	-	4.0	-
Total Assets	$69.3	$-	$69.3	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Contingent payments related to acquisitions	62.8	-	-	62.8
Total Liabilities	$63.1	$-	$0.3	$62.8

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

Contingent payments related to acquisitions consist of commercial milestone, cost savings and sales-based payments, and are valued using discounted cash flow techniques.  The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated.  The fair value of cost savings and sales-based payments is based upon probability-weighted future cost savings and revenue estimates, and increases as cost savings and revenue estimates increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated.  In the three and nine month periods ended September 30, 2017, we recognized $1.7 million of loss and $1.5 million of income, respectively, related to contingent payments due to changes in estimates.  In the nine month period ended September 30, 2017, we also paid $13.7 million in contingent payments and made a fair value adjustment of $3.6 million to the preliminary estimate of contingent consideration that reduced the contingent payment liability.

In the third quarter of 2017, we performed a goodwill impairment test on our Office Based Technologies reporting unit due to continued revenue declines.  As a result, we recognized a $32.7 million impairment charge.  The $32.7 million impairment represented the entire goodwill balance of the reporting unit and therefore no goodwill remains.  This reporting unit was acquired as part of the Biomet merger in 2015 and therefore its assets and liabilities were recognized at their estimated fair values at the merger date.  Since the merger date valuation, operating performance has been lower than expected due to integration issues, management turnover and poor execution of its operating plans.

We estimated the fair value of the Office Based Technologies reporting unit using a market approach.  GAAP defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  We used market indicators based upon the reporting unit’s operating performance to estimate what price would be paid for the assets in an orderly transaction.

We have six other reporting units with goodwill assigned to them.  We did not perform goodwill impairment tests on our other reporting units as there were no indicators that their goodwill may be impaired.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of September 30, 2017 was $25.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with the Biomet merger.  The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2017 was $27.8 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375 million that were accounted for as cash flow hedges of U.S. Term Loan B.  The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding.  The weighted average fixed interest rate for all of the swaps executed is approximately 0.82 percent through September 30, 2019.

Foreign Currency Exchange Rate Risk

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. We also designated our Euro Notes as net investment hedges of investments in foreign subsidiaries. We are primarily exposed to foreign currency exchange rate risk with respect to transactions and net assets denominated in Euros, Swiss Francs, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone. We do not use derivative financial instruments for trading or speculative purposes.

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

In the three and nine month periods ended September 30, 2017, we recognized foreign exchange losses of $41.7 million and $127.5 million, respectively, in AOCI in foreign currency translation adjustments on our net investment hedges.  We recognized no ineffectiveness from our net investment hedges for the three and nine month periods ended September 30, 2017.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2017, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2017 through March 2020. As of September 30, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,683.9 million. As of September 30, 2017, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $285.0 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our condensed consolidated statements of earnings (in millions):

		Gain (Loss) on				Gain (Loss) on
		Instrument				Hedged Item
		Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,		September 30,		September 30,
Derivative Instrument	Statement of Earnings	2017	2016	2017	2016	2017	2016	2017	2016
Interest rate swaps	Interest expense	$-	$(3.8)	$-	$10.1	$-	$3.8	$-	$(10.1)

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and Net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2017	2016	2017	2016	Statement of Earnings	2017	2016	2017	2016
Foreign exchange forward contracts	$(35.6)	$(16.1)	$(98.7)	$(80.9)	Cost of products sold	$(5.1)	$18.1	$12.0	$76.5
Interest rate swaps	(0.3)	-	(0.3)	-	Interest expense	-	-	-	-
Forward starting interest rate swaps	-	-	-	-	Interest expense	(0.1)	(0.4)	(0.4)	(1.3)
	$(35.9)	$(16.1)	$(99.0)	$(80.9)		$(5.2)	$17.7	$11.6	$75.2

The net amounts recognized in earnings during the three and nine month periods ended September 30, 2017 and 2016 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at September 30, 2017, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $74.3 million, or $56.6 million after taxes, which is deferred in AOCI.  A loss of $29.3 million, or $24.1 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.4 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statement of Earnings	2017	2016	2017	2016
Foreign exchange forward contracts	Other expense, net	$(16.3)	$(5.1)	$(54.9)	$(42.3)

These losses do not reflect offsetting gains of $11.1 million and $1.3 million in the three month periods ended September 30, 2017 and 2016, respectively, and offsetting gains of $43.0 million and $33.6 million in the nine month periods ended September 30, 2017 and 2016, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2017 and December 31, 2016, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on the balance sheet.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2017		As of December 31, 2016
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$15.9	Other current assets	$57.9
Foreign exchange forward contracts	Other assets	7.4	Other assets	34.9
Interest rate swaps	Other assets	3.8	Other assets	4.0
Total asset derivatives		$27.1		$96.8
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$37.2	Other current liabilities	$20.9
Foreign exchange forward contracts	Other long-term liabilities	21.7	Other long-term liabilities	6.9
Total liability derivatives		$58.9		$27.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2017			As of December 31, 2016
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$15.9	$13.6	$2.3	$57.9	$20.6	$37.3
Cash flow hedges	Other assets	7.4	5.8	1.6	34.9	6.8	28.1
Liability Derivatives
Cash flow hedges	Other current liabilities	37.2	13.6	23.6	20.9	20.6	0.3
Cash flow hedges	Other long-term liabilities	21.7	5.8	15.9	6.9	6.8	0.1

The following net investment hedge losses were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Loss
	Recognized in OCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2017	2016	2017	2016
Euro Notes	$(41.7)	$-	$(127.5)	$-

11.  Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and the Organization for Economic Cooperation and Development led initiatives.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $115 million decrease to a $25 million increase.

Our U.S. Federal income tax returns have been audited through 2009 and are currently under audit for years 2010-2015.  The IRS has proposed adjustments for years 2005-2012, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these adjustments and intend to continue to vigorously defend our positions.  For years 2005-2007, we have filed a petition with the U.S. Tax Court.  For years 2008-2009, we are pursuing resolution through the IRS Administrative Appeals Process.

Our effective tax rate (“ETR”) has been affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.  In the nine month period ended September 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  In the three and nine month periods ended September 30, 2017, we recognized tax benefits of $39.8 million and $128.6 million, respectively, related to resolution of certain tax matters.  In the three and nine month periods ended September 30, 2017, we recognized net income tax expense of $7.7 million and $11.8 million, respectively, that related to previous periods for resolution of certain tax matters, certain tax restructurings and product liability matters.  We have evaluated the effect of these out-of-period corrections on the three and nine month periods ended September 30, 2017, as well as on the previous interim and annual periods in which they should have been recognized, and concluded for both quantitative and qualitative reasons that these adjustments are not material to any of the periods affected.  Further, we do not believe these adjustments will be material to our estimated net earnings for the full year ended December 31, 2017.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$7.1	$7.6	$21.0	$22.8
Interest cost	4.6	4.7	13.9	19.3
Expected return on plan assets	(10.1)	(10.2)	(30.3)	(35.6)
Curtailment gain (loss)	0.2	(0.4)	0.4	(1.0)
Amortization of prior service cost	(2.6)	(1.9)	(7.7)	(5.8)
Amortization of unrecognized actuarial loss	5.4	5.1	16.2	15.1
Net periodic pension expense	$4.6	$4.9	$13.5	$14.8

We expect that we will have minimal legally required funding obligations in 2017 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2017.  We contributed $13.2 million to our foreign-based defined benefit pension plans in the nine month period ended September 30, 2017, and we expect to contribute $4.7 million to these foreign-based plans during the remainder of 2017.

13.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding for basic net earnings per share	202.3	200.1	201.7	199.9
Effect of dilutive stock options and other equity awards	1.7	2.8	1.9	2.4
Weighted average shares outstanding for diluted net earnings per share	204.0	202.9	203.6	202.3

During the three and nine month periods ended September 30, 2017, an average of 0.9 million options and 0.8 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  In the three and nine month periods ended September 30, 2016, an average of 0.1 million options and 0.5 million options, respectively, were not included for the same reason.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas	$921.2	$946.6	$502.3	$515.6
EMEA	335.4	322.1	97.5	92.3
Asia Pacific	281.7	274.5	101.5	106.3
Product Category Operating Segments	279.8	289.6	51.1	47.5
Global Operations and Corporate Functions	-	-	(210.5)	(208.7)
Total	$1,818.1	$1,832.8
Inventory step-up and other inventory and manufacturing related charges			(10.4)	(22.8)
Intangible asset amortization			(152.7)	(164.3)
Special items			(165.4)	(170.4)
Operating profit			$213.4	$195.5

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Americas	$2,900.0	$2,909.6	$1,568.8	$1,574.1
EMEA	1,108.5	1,122.7	348.2	368.0
Asia Pacific	850.5	806.9	318.5	331.4
Product Category Operating Segments	890.8	831.6	197.2	177.1
Global Operations and Corporate Functions	-	-	(641.6)	(628.6)
Total	$5,749.8	$5,670.8
Inventory step-up and other inventory and manufacturing related charges			(58.5)	(357.7)
Intangible asset amortization			(452.4)	(424.7)
Special items			(434.1)	(397.0)
Operating profit			$846.1	$642.6

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Knees	$623.7	$631.5	$2,005.9	$2,031.7
Hips	434.5	440.6	1,380.0	1,385.7
S.E.T.	406.6	401.8	1,254.5	1,215.0
Dental	92.9	95.9	311.1	322.5
Spine & CMF	184.9	183.7	565.2	470.7
Other	75.5	79.3	233.1	245.2
Total	$1,818.1	$1,832.8	$5,749.8	$5,670.8

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

Litigation

Durom® Cup-related claims:  On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S.  Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions.  The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device.  We have settled some of these claims and others are still pending.  The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation).  Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.).  The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015.  As of September 30, 2017, litigation activity in the MDL, Santas and McAllister is stayed to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants.  Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.  The majority of claims outside the U.S. are pending in Canada, Germany, Netherlands, Italy and the U.K.  A Canadian class settlement was approved in late 2016.  Trials have commenced in Germany, and the majority of claims in the U.K. are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $479.4 million for Durom Cup-related claims.  Our estimate of our total liability for these claims as of September 30, 2017 remains consistent with our estimate as of December 31, 2016, and, accordingly, we did not record any additional expense during the nine month period ended September 30, 2017.  With respect to the same prior year period, we also did not record any expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  As of September 30, 2017, we have exhausted our self-insured retention under our insurance program and have a claim for insurance proceeds for ultimate losses which exceed the self-insured retention amount, subject to a 20 percent co-payment requirement and a cap.  We believe our contracts with the insurance carriers are enforceable for these claims and, therefore, it is probable that we will recover some amount from our insurance carriers.  We have received a portion of the insurance proceeds we estimate we will recover.  We have a $95.3 million receivable in “Other assets” remaining on our condensed consolidated balance sheet as of September 30, 2017 for estimated insurance recoveries for Durom Cup-related claims.  As is customary in this process, our insurance carriers have reserved all rights under their respective policies and could still ultimately deny coverage for some or all of our insurance claims.

Our estimate as of September 30, 2017 of the remaining liability for all Durom Cup-related claims is $218.3 million, of which $75.0 million is classified as short-term in “Other current liabilities” and $143.3 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

Our understanding of clinical outcomes with the Durom Cup and other large diameter hip cups continues to evolve.  We rely on significant estimates in determining the provisions for Durom Cup-related claims, including our estimate of the number of claims that we will receive and the average amount we will pay per claim.  The actual number of claims and the actual amount we pay per claim may differ from our estimates.  Among other factors, since our understanding of the clinical outcomes is still evolving, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Margo and Daniel Polett v. Zimmer, Inc. et al.:  On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively.  The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products.  The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs.  The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI.  Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay.  On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur.  On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI.  On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest.  Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012.  On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial.  On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition.  On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc.  Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013.  On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial.  On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014.  Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014.  On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award.  On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur.  On December 2, 2016, the trial court remitted the verdict to $21.5 million.  On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania.  Oral argument before the Superior Court of Pennsylvania took place on September 20, 2017.  The Court has not yet issued its opinion.  Although we are defending this lawsuit vigorously, its ultimate resolution is uncertain.  In the future, we could be required to record a charge that could have a material adverse effect on our results of operations and cash flows.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of September 30, 2017 of the remaining liability for all Biomet metal-on-metal hip implant claims is $39.7 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of September 30, 2017, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany. In September 2017, Heraeus filed an enforcement action in the Frankfurt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to prevent Biomet Orthopaedics Switzerland from having bone cements for the Chinese market manufactured in Germany.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiberg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  As of September 30, 2017, these claims were still pending.

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

Stryker patent infringement lawsuit:  On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker.  The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents.  The jury awarded $70.0 million in monetary damages for lost profits.  The jury also found that we willfully infringed the subject patents.  We filed multiple post-trial motions, including a motion seeking a new trial.  On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker.  We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions.  Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014.  On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award.  We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014.  On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc.  On March 23, 2015, the Federal Circuit denied Stryker’s petition.  Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court.  In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker.  On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari.  Oral argument took place on February 23, 2016.  On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue.  On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the trial court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  The case was remanded back to the trial court.  Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees took place on June 28, 2017.  On July 12, 2017, the trial court issued an order reaffirming its award of treble damages, its finding that this was an exceptional case and its award of attorney’s fees.  On July 24, 2017, we appealed the ruling to the Federal Circuit and obtained a supersedeas bond staying enforcement of the judgment pending appeal. Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain.  In the future, we could be required to record a charge of up to $165.0 million that could have a material adverse effect on our results of operations and cash flows.

Putative Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, two of our officers and one of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters:  In September 2012, Zimmer received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our facility in Montreal, Quebec, Canada.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Montreal.  As of September 30, 2017, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2017

Net sales declined by 0.8 percent in the three month period ended September 30, 2017 and increased by 1.4 percent in the nine month period ended September 30, 2017, in each case compared to the same prior year period.  The sales decline in the three month period was driven primarily by a decrease in sales in the U.S. due to ongoing production challenges related to our legacy Biomet Warsaw facility, one less billing day, surgeries delayed by the recent hurricanes and a government mandated industry wide price reduction on all knee sales in India.  We continued to experience challenges across our Knees, Hips and S.E.T. product categories, as a result of production delays that impacted our ability to fully meet customer demand.  The production shortfall is directly impacting our ability to fully meet case demand.  During the third quarter, we continued to experience low inventory levels across some brands within our Knee, Hip and S.E.T. categories.  We achieved healthy supply of certain other brands.  However, some customers remain hesitant to fully return until we have restored supply of all products.  Given our overall progress to date, we now expect to achieve full recovery of safety stock across our entire portfolio in the first half of 2018.

These product supply issues have existed throughout the nine month period ended September 30, 2017, but we experienced sales growth primarily due to the LDR acquisition.

Our net earnings in the three month period ended September 30, 2017 decreased compared to the same prior year period, but increased in the nine month period ended September 30, 2017 compared to the same prior year period.  The 37.8 percent decline in the three month period was driven primarily by a $32.7 million goodwill impairment charge in the 2017 period and tax benefits recognized in the 2016 period from the finalization of tax accounts from business combination purchase accounting.  The 146.5 percent increase in net earnings in the nine month period ended September 30, 2017 was driven primarily by a decrease in inventory step-up expense, a $69.7 million tax benefit recognized resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities, favorable resolution of various tax matters, net tax-related charges in the prior year related to business combination purchase accounting and operational leverage from increased sales.

2017 Outlook

We estimate our sales growth in 2017 over 2016 will be in a range of 1.0 to 1.5 percent.  This estimate assumes foreign currency exchange rates will increase sales by approximately 0.1 percent, continued pricing pressure will decrease sales by approximately 2 percent and the inclusion of LDR sales for the full year will increase sales by approximately 1.2 percent.  We acquired LDR near the beginning of the third quarter of 2016.  Therefore, in the second half of 2017, the inclusion of LDR sales will not have as significant of an impact on our year-over-year sales growth as it did in the first half of 2017.  We expect to make additional progress in remediating supply constraints as we progress through the remainder of 2017.

We estimate cost of products sold will be lower in 2017 compared to the prior year due to lower inventory step-up expenses, lower excess and obsolete inventory charges from our decision to discontinue certain products in 2016 and lower U.S. medical device excise taxes.  However, we believe we will experience unfavorable effects on costs of products sold as a percentage of sales from declining selling prices, lower hedge gains expected to be recognized in 2017 when compared to 2016, incremental manufacturing costs to maximize production flow and regional and product sales mix.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Americas	$1,142.0	$1,175.9	(2.9)%	(0.8)%	(2.2)%	0.1%
EMEA	381.1	368.8	3.3	1.0	(1.4)	3.7
Asia Pacific	295.0	288.1	2.4	7.5	(2.3)	(2.8)
Total	$1,818.1	$1,832.8	(0.8)	0.9	(2.1)	0.4

	Nine Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Americas	$3,585.6	$3,534.1	1.5%	3.8%	(2.4)%	0.1%
EMEA	1,272.5	1,286.0	(1.0)	1.9	(1.5)	(1.4)
Asia Pacific	891.7	850.7	4.8	9.0	(3.0)	(1.2)
Total	$5,749.8	$5,670.8	1.4	4.1	(2.3)	(0.4)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Knees	$623.7	$631.5	(1.2)%	0.8%	(2.5)%	0.5%
Hips	434.5	440.6	(1.4)	0.8	(2.5)	0.3
S.E.T.	406.6	401.8	1.2	3.0	(1.9)	0.1
Dental	92.9	95.9	(3.2)	(3.2)	(1.2)	1.2
Spine & CMF	184.9	183.7	0.7	0.8	(0.5)	0.4
Other	75.5	79.3	(4.8)	(3.6)	(1.7)	0.5
Total	$1,818.1	$1,832.8	(0.8)	0.9	(2.1)	0.4

	Nine Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2017	2016	(Dec)	Mix	Price	Exchange
Knees	$2,005.9	$2,031.7	(1.3)%	1.8%	(2.6)%	(0.5)%
Hips	1,380.0	1,385.7	(0.4)	3.0	(2.8)	(0.6)
S.E.T.	1,254.5	1,215.0	3.3	5.7	(2.0)	(0.4)
Dental	311.1	322.5	(3.5)	(1.3)	(2.1)	(0.1)
Spine & CMF	565.2	470.7	20.1	21.2	(1.1)	-
Other	233.1	245.2	(4.9)	(2.8)	(1.7)	(0.4)
Total	$5,749.8	$5,670.8	1.4	4.1	(2.3)	(0.4)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,		% Inc /	Nine Months Ended September 30,		% Inc /
	2017	2016	(Dec)	2017	2016	(Dec)
Knees
Americas	$382.4	$397.5	(3.8)%	$1,217.5	$1,244.3	(2.2)%
EMEA	135.1	130.2	3.7	462.7	472.8	(2.2)
Asia Pacific	106.2	103.8	2.3	325.7	314.6	3.5
Total	$623.7	$631.5	(1.2)	$2,005.9	$2,031.7	(1.3)
Hips
Americas	$228.2	$239.0	(4.5)%	$719.5	$733.4	(1.9)%
EMEA	115.1	112.2	2.4	382.1	387.8	(1.5)
Asia Pacific	91.2	89.4	2.1	278.4	264.5	5.3
Total	$434.5	$440.6	(1.4)	$1,380.0	$1,385.7	(0.4)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales had a positive effect of 0.9 percent and 4.1 percent on year-over-year sales during the three and nine month periods ended September 30, 2017, respectively.  Volume/mix growth was driven by acquisitions in the prior year, recent product introductions, sales in key emerging markets and an aging population.  The year-over-year volume/mix growth in the three month period was lower than in the nine month period primarily because LDR was acquired in the third quarter of 2016.

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

Pricing Trends

Global selling prices had a negative effect of 2.1 percent and 2.3 percent on year-over-year sales during the three and nine month periods ended September 30, 2017, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and nine month periods ended September 30, 2017, changes in foreign currency exchange rates had a positive effect of 0.4 percent and a negative effect of 0.4 percent, respectively, on year-over-year sales.  If foreign currency exchange rates remain consistent with recent rates, we estimate foreign currency exchange rates will have a positive effect of approximately 0.1 percent on our year-over-year sales in 2017.

Sales by Product Category

Knees

Knee sales declined in the three and nine month periods ended September 30, 2017 when compared to the same prior year periods due primarily to the previously mentioned supply issues, the price reduction mandate in India and continued pricing pressure.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hip sales declined in the three and nine month periods ended September 30, 2017 when compared to the same prior year periods.  The declines were due primarily to the previously mentioned supply issues and continued pricing pressure.  Hip sales volume/mix growth was led by our Taperloc® Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T.

Our S.E.T. product category sales increased in the three and nine month periods ended September 30, 2017 when compared to the same prior year periods, driven primarily by a growing emphasis on sales force specialization, strong performance by key brands and 2016 acquisitions, partially offset by the previously mentioned supply issues and continued pricing pressure.

Dental

Dental sales declined in the three and nine month periods ended September 30, 2017 when compared to the same prior year periods, primarily due to restructuring of our dental organization in certain European markets.

Spine and CMF

Spine and CMF sales increased in the three and nine month periods ended September 30, 2017 when compared to the same prior year periods, primarily due to the LDR acquisition and continuing strong sales of our Thoracic products.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2017	2016	(Dec)	2017	2016	(Dec)
Cost of products sold, excluding intangible asset amortization	27.5%	26.2%	1.3%	26.8%	31.0%	(4.2)%
Intangible asset amortization	8.4	9.0	(0.6)	7.9	7.5	0.4
Research and development	5.0	5.2	(0.2)	4.7	4.8	(0.1)
Selling, general and administrative	38.2	39.7	(1.5)	38.3	38.4	(0.1)
Special items	9.2	9.3	(0.1)	7.5	7.0	0.5
Operating profit	11.7	10.7	1.0	14.7	11.3	3.4

The increase in cost of products sold as a percentage of net sales for the three month period ended September 30, 2017 compared to the same prior year period was primarily due to hedge losses of $5.1 million recognized in the 2017 period compared to hedge gains of $18.1 million recognized in the 2016 period.   For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  Additional unfavorable factors that increased cost of products sold as a percentage of net sales in the three month 2017 period when compared to the same prior year period included lower average selling prices, increased manufacturing costs at our legacy Biomet Warsaw facility and a mix of sales in regions and product categories that have lower gross margins.  These unfavorable items were partially offset by lower inventory step-up charges in the 2017 period.  Inventory step-up charges represent the difference in cost of products sold between inventory expensed at fair value after business combination accounting is applied versus what cost of products sold would have been had inventory been recognized at historical cost.  The reduction in inventory step-up charges resulted from the LDR inventory that was stepped-up to fair value having been fully recognized by September 30, 2017.

The decrease in cost of products sold as a percentage of net sales for the nine month period ended September 30, 2017 compared to the same prior year period was primarily due to a decrease in inventory step-up charges.  The reduction in inventory step-up charges resulted from the Biomet inventory that was stepped-up to fair value having been fully recognized by June 30, 2016 and LDR inventory step-up that was fully recognized by September 30, 2017.  Additional favorability was driven by lower medical device excise tax expense due to the two year moratorium on the U.S. medical device excise tax and a favorable resolution on past excise taxes that were paid.  Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we had a portion of the tax paid prior to the moratorium included in the cost of inventory and recognized expense through the fourth quarter of 2016.  These favorable items were partially offset by lower hedge gains of $12.0 million in the 2017 period compared to $76.5 million in the 2016 period and the effect of lower average selling prices and sales mix.

Intangible asset amortization expense and intangible asset amortization as a percentage of net sales decreased in the three month period ended September 30, 2017 compared to the same prior year period due to the finalization of business combination accounting for 2016 acquisitions that resulted in lower intangible asset balances than estimated in the prior year period.  Intangible asset amortization expense and intangible asset amortization as a percentage of net sales increased in the nine month period ended September 30, 2017 compared to the same prior year period due to amortization expense associated with the intangible assets acquired as a result of the LDR acquisition as well as the other acquisitions that occurred in 2016.

R&D expenses remained generally consistent in the three and nine month periods ended September 30, 2017 compared to the same prior year periods.  We expect R&D spending in 2017 to be approximately 4.5 percent of sales.

SG&A expenses and SG&A as a percentage of net sales decreased in the three month period ended September 30, 2017 when compared to the same prior year period.  The primary drivers of the decreased expense were lower sales as well as synergies realized from the LDR and other 2016 acquisitions.  In the nine month period ended September 30, 2017, SG&A expenses increased while SG&A as a percentage of net sales slightly decreased.  The increase in expenses was due to higher sales, the LDR acquisition and the other 2016 acquisitions for which we have incurred expenses for the entire nine month period in 2017, increased freight costs due to expedited product shipments and increased investments in our specialized sales force and medical training and education.  These increases were partially offset by continued savings in various SG&A expense categories stemming from our synergies initiatives.

“Special items” expenses decreased slightly in dollars and as a percentage of net sales in the three month period ended September 30, 2017 compared to the same prior year period, but increased in the nine month period ended September 30, 2017 when compared to the same prior year period.  The decrease in the three month period ended September 30, 2017 was primarily due to expenses recognized in the 2016 period related to consummating the LDR acquisition and other significant, ongoing integration expenses associated with the Biomet merger.  The increases in the nine month period ended September 30, 2017 were primarily due to expenses related to our quality enhancement and remediation efforts.  See Note 2 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding “Special items” charges.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In the three and nine month periods ended September 30, 2017 and 2016, other expense, net, was primarily related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Net interest expense decreased in the three and nine month periods ended September 30, 2017, compared to the same prior year periods, primarily due to our issuance of the Euro Notes in the fourth quarter of 2016 and lower average outstanding debt balances due to debt repayments.  We used the proceeds of the Euro Notes, which have a lower interest rate than most of our other debt, to repay certain senior notes with higher interest rates.

Our ETR on earnings before income taxes has been significantly influenced by the Biomet merger and other acquisitions and special items charges.  We have incurred significant expenses associated with the Biomet merger and other acquisitions and special items charges which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.  In the three and nine month periods ended September 30, 2017, we recognized tax benefits of $39.8 million and $128.6 million, respectively, related to resolution of certain tax matters.  Additionally, in the nine month period ended September 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  In the three and nine month periods ended September 30, 2017, we recognized net income tax expense of $7.7 million and $11.8 million, respectively, that related to previous periods for resolution of certain tax matters, certain tax restructurings and product liability matters.  In the three and nine month periods ended September 30, 2016, we recognized income tax benefits of $25.1 million and income tax provisions of $27.6 million, respectively, related to the finalization of tax accounts for the Biomet merger.  We are subject to taxation in the U.S. and numerous foreign jurisdictions.  Our ETR in future quarters could potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

In the Americas, operating profit as a percentage of sales has remained similar between the three and nine month periods ended September 30, 2017 when compared to the same prior year periods.  The Americas has experienced lower operating margins in the 2017 periods compared to the same prior year periods due to price declines, higher contribution of sales from products with lower gross profit margins and higher freight costs.  These unfavorable impacts were offset by lower U.S. medical device excise tax expense and continued savings from our SG&A synergies initiatives.

In EMEA, operating profit as a percentage of sales decreased in the nine month period ended September 30, 2017 compared to the same prior year period primarily due to price declines and a reduced impact of hedge gains.  In the three month period ended September 30, 2017, operating profit as a percentage of sales increased slightly as SG&A synergies offset the negative effects from price declines and lower hedge gains.

In Asia Pacific, operating profit as a percentage of sales decreased in the three and nine month periods ended September 30, 2017 compared to the same prior year periods due to a reduced impact of hedge gains and price declines.

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

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Earnings of Zimmer Biomet Holdings, Inc.	$98.8	$158.8	$582.4	$236.3
Inventory step-up and other inventory and manufacturing-related charges	10.4	22.8	58.5	357.7
Intangible asset amortization	152.7	164.3	452.4	424.7
Special items
Biomet merger-related	81.1	113.8	206.3	313.5
Other special items	84.3	56.6	227.8	83.5
Merger-related and other (income) expense in other expense, net	(0.5)	(2.6)	0.5	(1.1)
Taxes on above items (1)	(79.1)	(111.6)	(264.4)	(297.0)
Biomet merger-related measurement period tax adjustments (2)	-	-	-	52.7
Other certain tax adjustments (3)	2.2	(39.7)	(55.6)	6.4
Adjusted Net Earnings	$349.9	$362.4	$1,207.9	$1,176.7

(1)

The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)

The 2016 nine month period includes negative effects from finalizing the tax accounts for the Biomet merger.  Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diluted Earnings Per Share	$0.48	$0.78	$2.86	$1.17
Inventory step-up and other inventory and manufacturing-related charges	0.05	0.11	0.29	1.77
Intangible asset amortization	0.75	0.81	2.22	2.10
Special items
Biomet merger-related	0.40	0.56	1.01	1.55
Other special items	0.41	0.28	1.12	0.41
Merger-related and other expense in other expense, net	-	(0.01)	-	(0.01)
Taxes on above items (1)	(0.38)	(0.55)	(1.30)	(1.47)
Biomet merger-related measurement period tax adjustments (2)	-	-	-	0.26
Other certain tax adjustments (3)	0.01	(0.19)	(0.27)	0.04
Adjusted Diluted Earnings Per Share	$1.72	$1.79	$5.93	$5.82

(1)

The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)

The 2016 nine month period includes negative effects from finalizing the tax accounts for the Biomet merger.  Under the applicable U.S. GAAP rules, these measurement period adjustments are recognized on a prospective basis in the period of change.

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

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,179.4 million in the nine month period ended September 30, 2017, compared to $1,005.0 million in the same prior year period.  The increase was driven by our sale of accounts receivable in certain countries in the 2017 period which we estimated provided an incremental $273 million of additional cash, partially offset by product liability payments related to the U.S. Durom Cup Settlement Program and $30.5 million in penalties paid to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Cash flows used in investing activities were $382.6 million in the nine month period ended September 30, 2017, compared to $1,544.7 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  The 2016 period included cash outflows for LDR and other business acquisitions, compared to the same period in 2017.  Additionally, the 2017 period reflects no investing activity related to available-for-sale debt securities because as investments matured we used the cash to pay off debt.

Cash flows used in financing activities were $977.6 million in the nine month period ended September 30, 2017, compared to $434.1 million in the same prior year period.  Our primary use of available cash in the first nine months of 2017 was for debt repayment.  We borrowed amounts under a new Japan Term Loan B and used the borrowings to pay down a portion of U.S. Term Loan A.  We also paid $500.0 million in connection with the redemption at maturity of our 1.450% senior notes due April 1, 2017.

In February, May and July 2017, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of September 30, 2017, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation.  We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases.  If the right opportunities arise, we may also use available cash to pursue business development opportunities.

In order to achieve operational synergies, we expect ongoing cash outlays related to our Biomet integration plans through mid-2018.  These cash outlays are necessary to achieve our integration goals, including net annual pre-tax operating profit synergies of $350.0 million.  Additionally, we will continue to incur cash outlays for our ongoing quality enhancement and remediation efforts at the legacy Biomet Warsaw facility throughout 2017 and 2018.

As discussed in Note 11 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2005 through 2012 reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and continue to pursue resolution with the IRS.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also, as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of September 30, 2017, a short-term liability of $75.0 million and long-term liability of $143.3 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We expect to be reimbursed a portion of these payments for product liability claims from insurance carriers.  As of September 30, 2017, we have received a portion of the insurance proceeds we estimate we will recover.  We have a long-term receivable of $95.3 million remaining for future expected reimbursements from our insurance carriers.  As of September 30, 2017, we also had a short-term liability of $39.7 million related to Biomet metal-on-metal hip implant claims.

At September 30, 2017, we had eleven tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$1,150.0		2.000%	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
591.1	*	1.414	December 13, 2022
2,000.0		3.550	April 1, 2025
591.1	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

*	Euro denominated debt securities

We also had four term loans with total principal of $2,103.0 million outstanding as of September 30, 2017.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There were no outstanding borrowings under this facility as of September 30, 2017.  We also have other available uncommitted credit facilities totaling $57.8 million as of September 30, 2017.

For additional information on our debt, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2017, $375.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $101.5 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.

In light of our commitments under various credit facilities, as well as our expectation for continued business development, we have plans to repatriate a significant portion of our offshore earnings to the U.S.  We have unremitted foreign earnings of $3,648.1 million, which we plan to repatriate to the U.S. in future periods.  We have estimated a long-term deferred tax liability of $1,205.8 million for the estimated tax impact of this repatriation.

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

Our ability to collect accounts receivable in some countries depends in part upon the financial stability of the hospital and healthcare sectors and the respective countries’ national economic and healthcare systems.  Most notably, in Europe healthcare is typically sponsored by the government.  Since we sell products to public hospitals in those countries, we are indirectly exposed to government budget constraints.  The ongoing financial uncertainties in the Euro zone impact the indirect credit exposure we have to those governments through their public hospitals.  As of September 30, 2017, in Greece, Italy, Portugal and Spain, countries that have been widely recognized as presenting the highest risk, our gross short-term and long-term trade accounts receivable combined were $226.7 million.  With allowances for doubtful accounts of $19.5 million recorded in those countries, the net balance was $207.2 million, representing 17 percent of our total consolidated short-term and long-term trade accounts receivable balance, net.  Italy and Spain accounted for $187.2 million of that net amount.  We are actively monitoring the situations in these countries and we maintain contact with customers in these countries on a regular basis.  We believe our allowance for doubtful accounts is adequate in these countries, as ultimately we believe the governments in these countries will be able to pay.  To the extent the respective governments’ ability to fund their public hospital programs deteriorates, we may have to record significant bad debt expenses in the future.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or nine month periods ended September 30, 2017 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current expectations and assumptions that are subject to risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•

our chief executive officer transition, including disruptions and uncertainties related thereto, our ability to appoint a permanent successor with the desired level of experience and expertise in a timely manner, the potential impact on our business and future strategic direction resulting from our transition to a new chief executive officer and our ability to retain other key members of senior management;
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

•	the outcome of government investigations;
•	competition;
•	pricing pressures;
•	changes in customer demand for our products and services caused by demographic changes or other factors;
•	the impact of healthcare reform measures, including the possible reinstatement of the medical device excise tax beginning January 1, 2018;
•	reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;
•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or the regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	our ability to obtain and maintain adequate intellectual property protection;
•	our ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including the European Union rules on state aid, or examinations by tax authorities;
•	product liability and intellectual property litigation losses;
•	our ability to retain the independent agents and distributors who market our products;
•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;
•	changes in general industry and market conditions, including domestic and international growth rates;
•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and
•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2016, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, and in light of the previously identified material weakness in internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

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

Remediation Plan.  Our management believes that progress has been made as of the date of this report in remediating the underlying causes of the material weakness. We have taken, and will continue to take, steps to remediate the control deficiencies that led to the material weakness. These steps include adding resources to enhance our tax and intercompany accounting expertise and establishing additional controls within the income tax review processes. In the nine month period ended September 30, 2017, we added senior level employees responsible for income tax reporting and intercompany accounting, developed a formal plan for remediation, reevaluated financial reporting risks within the income tax accounting process, and completed an internal  review of our controls, with the assistance of a third party professional services firm. During the remainder of 2017, we intend to add additional resources and execute our remediation plan.

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

Notwithstanding the identified material weakness and the conclusion above that our disclosure controls and procedures were not effective as of September 30, 2017, our management believes that the unaudited condensed consolidated financial statements contained in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to the interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

Except as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

The following risk factor is added:

If the medical device excise tax is not repealed or further suspended, our business, results of operations and cash flows may be adversely affected.

As part of the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act of 2010 (collectively, the Affordable Care Act or ACA), in January 2013 we began paying a 2.3 percent medical device excise tax on the vast majority of our U.S sales.  A two-year moratorium was placed on the tax effective January 1, 2016.  Absent further legislative action, the tax will be automatically reinstated for U.S. medical device sales beginning January 1, 2018.

If the medical device excise tax is reinstated, we will again be forced to identify ways to reduce spending in other areas to offset the earnings impact due to the tax.  We do not expect to be able to pass along the cost of the tax to hospitals, which continue to face cuts to their Medicare reimbursement under the Affordable Care Act and other legislation.  Nor do we expect to be able to offset the cost of the tax through higher sales volumes resulting from any further expansion of health insurance coverage through ACA exchanges or Medicaid expansion because of the demographics of the current uninsured population.  Accordingly, reinstatement of the medical device excise tax could have a material adverse effect on our business, results of operations and cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended September 30, 2017, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

10.1

Term Loan Agreement ¥21,300,000,000, dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.2

Amended and Restated Term Loan Agreement ¥11,700,000,000, dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.3

Amended and Restated Letter of Guarantee, dated as of September 22, 2017, made by Zimmer Biomet Holdings, Inc. in favor of Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.4*

Form of Restricted Stock Unit Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2017)

10.5*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Daniel P. Florin

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

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

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: November 6, 2017	By:	/s/ Daniel P. Florin
Daniel P. Florin
Interim Chief Executive Officer,
Senior Vice President and
Chief Financial Officer

Date: November 6, 2017	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller
and Chief Accounting Officer