Form 10-K
period 2017-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2018-02-27
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2017

Commission file number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13‑4151777
(State of Incorporation)	(IRS Employer Identification No.)

345 East Main Street Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (574) 267-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange
1.414% Notes due 2022	New York Stock Exchange
2.425% Notes due 2026	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.   (Check One):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of shares held by non-affiliates was $25,893,487,085 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2017 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”).  As of February 15, 2018, 203,146,925 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2018 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.

2017 FORM 10-K ANNUAL REPORT

Cautionary Note About Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of federal securities laws, including, among others, statements about our expectations, plans, strategies or prospects.  We generally use the words “may,” “will,” “expect,” “believe,” “anticipate,” “plan,” “estimate,” “project,” “assume,” “guide,” “target,” “forecast,” “see,” “seek,” “can,” “should,” “could,” “would,” “intend” “predict,” “potential,”  “strategy,” “is confident that,” “future,” “opportunity,” “work toward,” and similar expressions to identify forward-looking statements.  All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements.  Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from the forward-looking statements.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of this report).  Readers of this report are cautioned not to rely on these forward-looking statements, since there can be no assurance that these forward-looking statements will prove to be accurate.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10‑Q and Current Reports on Form 8-K.

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

We have operations throughout the world.  We manage our operations through three major geographic operating segments and four product category operating segments.  Our three major geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan, China and Australia and includes other Asian and Pacific markets.  Our four product category operating segments, which are individually not as significant as our geographic operating segments, are as follows: 1) Spine, less Asia Pacific (“Spine”); 2) Office Based Technologies; 3) Craniomaxillofacial and Thoracic (“CMF”); and 4) Dental.

We market and sell products through three principal channels:  1) direct to healthcare institutions, such as hospitals, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories.  With direct channel accounts, inventory is generally consigned to sales agents or customers.  With sales to stocking distributors, healthcare dealers, dental practices and dental laboratories, title to product passes upon shipment or upon implantation of the product.  Direct channel accounts represented approximately 75 percent of our net sales in 2017.  No individual direct channel account, stocking distributor, healthcare dealer, dental practice or dental laboratory accounted for more than 1 percent of our net sales for 2017.

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

EMEA.  The EMEA geographic operating segment is our second largest operating segment.  France, Germany, Italy, Spain and the United Kingdom collectively account for 56 percent of net sales in the region.  This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa.  Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel.  We emphasize the advantages of our clinically proven, established designs and innovative solutions and new and enhanced materials and surfaces.  In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific.  The Asia Pacific geographic operating segment includes key markets such as Japan, China, Australia, New Zealand, Korea, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia.  Japan is the largest market within this segment, accounting for 45 percent of the region’s sales.  In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopaedic surgeons and neurosurgeons in their markets.  The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons.  We have a research and development center in Beijing, China, which focuses on products and technologies designed to meet the unique needs of Asian patients and their healthcare providers.

Spine.  The Spine product category operating segment includes all spine product results except those in Asia Pacific.  The U.S. accounts for the majority of sales in this operating segment.  The market dynamics of the Spine business are similar to those described in the geographic operating segments.  However, the Spine business maintains a separate sales force of employees and independent sales agents.

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

CMF.  Our CMF product category operating segment competes across the world through a combination of direct and independent sales agents.  The U.S. accounts for the majority of sales in this operating segment.  The U.S. sales force consists of a combination of employees and independent sales agents.  Internationally, our primary customers are independent stocking distributors who market our products to their customers.

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

Distribution

We distribute our products both through large, centralized warehouses and through smaller, market specific facilities, depending on the needs of the market.  We maintain large, centralized warehouses in the U.S. and Europe to be able to efficiently distribute our products to customers in those regions.  In addition to these centralized warehouses, we maintain smaller distribution facilities in the U.S. and in each of the countries where we have a direct sales presence.  In many locations, our inventory is consigned to the healthcare institution.

We generally ship our orders via expedited courier.  Since most of our sales occur at the time of an elective procedure, we generally do not have firm orders.

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

Our significant S.E.T. brands include the following:

•	Transposal® and Transposal Ultra® Fluid Waste Management Systems
•	A.T.S.® Tourniquet Systems
•	JuggerKnot® Soft Anchor System
•	Gel-One®[1] Cross-linked Hyaluronate
•	Zimmer® Trabecular MetalTM Reverse Shoulder System
•	Comprehensive® Shoulder
•	Zimmer® Natural Nail® System
•	A.L.P.S.® Plating System

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

[1]	Registered trademark of Seikagaku Corporation

natural restoration to resemble the original teeth; and 3) dental regenerative products – for soft tissue and bone rehabilitation.

Our significant dental brands include the following:

•	Tapered Screw-Vent® Implant System
•	3i T3® Implant

OTHER

Our other product category primarily includes our bone cement and office based technology products.  Our significant brands include the following:

•	PALACOS®[2] Bone Cement
•	SpinalPak® Spinal Fusion Stimulator

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

We are broadening our offerings in each of our product categories and exploring new technologies with possible applications in multiple areas.  Our primary research and development facility is located in Warsaw, Indiana.  We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations.  As of December 31, 2017, we employed approximately 1,900 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

Government Regulation and Compliance

We are subject to government regulation in the countries in which we conduct business.  In the U.S., numerous laws and regulations govern all the processes by which our products are brought to market.  These include, among others, the Federal Food, Drug and Cosmetic Act and regulations issued or promulgated thereunder.  The U.S. Food and Drug Administration (“FDA”) has enacted regulations that control all aspects of the development, manufacture, advertising, promotion and postmarket surveillance of medical products, including medical devices.  In addition, the FDA controls the access of products to market through processes designed to ensure that only products that are safe and effective are made available to the public.

Most of our new products fall into an FDA medical device classification that requires the submission of a Premarket Notification (510(k)) to the FDA.  This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device.  We must submit information that supports our substantial equivalency claims.  Before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the U.S.

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

[2]	Registered trademark of Heraeus Medical GmbH

All of our devices marketed in the U.S. have been cleared or approved by the FDA, with the exception of some devices which are exempt or were in commercial distribution prior to May 28, 1976.  The FDA has grandfathered these devices, so new FDA submissions are not required.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations.  The FDA reviews design and manufacturing practices, labeling and record keeping, and manufacturers’ required reports of adverse experiences and other information to identify potential problems with marketed medical devices.  We are also subject to periodic inspection by the FDA for compliance with its Quality System Regulation (21 CFR Part 820) (“QSR”), among other FDA requirements, such as restrictions on advertising and promotion.  Our manufacturing operations, and those of our third-party manufacturers, are required to comply with the QSR, which addresses a company’s responsibility for product design, testing and manufacturing quality assurance and the maintenance of records and documentation.  The QSR requires that each manufacturer establish a quality system by which the manufacturer monitors the manufacturing process and maintains records that show compliance with FDA regulations and the manufacturer’s written specifications and procedures relating to the devices.  QSR compliance is necessary to receive and maintain FDA clearance or approval to market new and existing products.  The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with the QSR.  If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form 483 that would necessitate prompt corrective action.  If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including a ceasing of operations, on one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution to the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.  For information regarding certain warning letters and FDA Form 483 inspectional observations that we are addressing, see Note 19 to the consolidated financial statements.

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

In many of the foreign countries in which we market our products, we are subject to local regulations affecting, among other things, design and product standards, packaging requirements and labeling requirements.  Many of the regulations applicable to our products in these countries are similar to those of the FDA.  The member countries of the European Union (the “EU”) have adopted the European Medical Device Directive, which creates a single set of medical device regulations for products marketed in all member countries.  Compliance with the Medical Device Directive and certification to a quality system (e.g., ISO 13485 certification) enable the manufacturer to place a CE mark on its products.  To obtain authorization to affix the CE mark to a product, a recognized European Notified Body must assess a manufacturer’s quality system and the product’s conformity to the requirements of the Medical Device Directive.  We are subject to inspection by the Notified Bodies for compliance with these requirements.  In May 2017, a new EU Medical Device Regulation was published that will impose significant additional premarket and postmarket requirements.  The regulation has a three-year implementation period, and after that time all products marketed in the EU will require certification according to these new requirements.  In addition, many countries, including Canada and Japan, have very specific additional regulatory requirements for quality assurance and manufacturing with which we must comply.

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

Our operations in foreign countries are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (“FCPA”).  Our global operations are also subject to foreign anti-corruption laws, such as the United Kingdom (“UK”) Bribery Act, among others.  As part of our global compliance program, we seek to address anti-corruption risks proactively.  On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.  As part of that settlement, we entered into a Deferred Prosecution Agreement (“DPA”) with the DOJ.  For information regarding the DPA, see Note 19 to the consolidated financial statements.

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

In the dental implant category, we compete primarily with Nobel Biocare Holding AG (part of the Danaher Corporation), Straumann Holding AG and Dentsply Sirona Inc.

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

We generally target operating our manufacturing facilities at optimal levels of total capacity.  We continually evaluate the potential to in‑source and outsource production as part of our manufacturing strategy to provide value to our stakeholders.

In most of our manufacturing network, we have improved our manufacturing processes to harmonize and optimize our quality systems and to protect our profitability and offset the impact of inflationary costs.  We have, for example, employed computer-assisted robots and multi-axis grinders to precision polish medical devices; automated certain manufacturing and inspection processes, including on-machine inspection and process controls; purchased state-of-the-art equipment; in-sourced core products and processes; and negotiated cost reductions from third-party suppliers.  Our Warsaw North Campus facility is in the process of implementing many of these manufacturing process improvements.  These process improvements are an integral part of our quality remediation plans.

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

Employees

As of December 31, 2017, we employed approximately 18,200 employees worldwide, including approximately 1,900 employees dedicated to research and development.  Approximately 8,500 employees are located within the U.S. and approximately 9,700 employees are located outside of the U.S., primarily throughout Europe and in Japan.  We have approximately 7,900 employees dedicated to manufacturing our products worldwide.  The Warsaw, Indiana production facilities employ approximately 2,700 employees in the aggregate.

We have production employees represented by a labor union in each of Dover, Ohio and Bridgend, South Wales.  We have other employees in Europe who are represented by Works Councils.  We believe that our relationship with our employees is satisfactory.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 19, 2018.

Name	Age	Position
Bryan C. Hanson	51	President and Chief Executive Officer
Aure Bruneau	43	Group President, Spine, CMF, Thoracic and Surgery Assisting Technology
Tony W. Collins	49	Vice President, Corporate Controller and Chief Accounting Officer
Robert D. Delp	48	President, Americas
Daniel P. Florin	53	Executive Vice President and Chief Financial Officer
Katarzyna Mazur-Hofsaess, M.D., Ph.D.	54	President, Europe, Middle East and Africa
David A. Nolan Jr.	52	Group President, Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle, Office Based Technologies and Zimmer Biomet Signature Solutions
Chad F. Phipps	46	Senior Vice President, General Counsel and Secretary
Daniel E. Williamson	52	Group President, Joint Reconstruction
Sang Yi	55	President, Asia Pacific

Mr. Hanson was appointed President and Chief Executive Officer and a member of the Board of Directors in December 2017.  Previously, Mr. Hanson served as Executive Vice President and President, Minimally Invasive Therapies Group of Medtronic plc from January 2015 until joining Zimmer Biomet.  Prior to that, he was Senior Vice President and Group President, Covidien of Covidien plc from October 2014 to January 2015; Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014; Senior Vice President and Group President of Covidien for the Surgical Solutions business from July 2011 to October 2013; and President of Covidien’s Energy-based Devices business from July 2006 to June 2011.  Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006.

Mr. Bruneau was appointed Group President with responsibility for the Company’s, Spine, Craniomaxillofacial, Thoracic and Surgery Assisting Technology businesses in December 2017.  Prior to that, Mr. Bruneau served as Vice President and General Manager with global responsibility for the Company’s Craniomaxillofacial and Thoracic businesses beginning in June 2015.  He also led the integration of the Robotics business until assuming his current role.  Previously, Mr. Bruneau served in Vice President roles of increasing responsibility in marketing, business development and general management at Biomet from September 2008 until June 2015.  Prior to joining Biomet, Mr. Bruneau held numerous positions with Sofamor Danek Group and Medtronic over a 12-year period.

Mr. Collins was appointed Vice President, Corporate Controller and Chief Accounting Officer effective June 2015.  Prior to that, Mr. Collins served as Vice President, Finance for the Global Reconstructive Division and Global Operations organization.  He joined the Company in 2010 as Vice President, Finance for the Global Reconstructive Division and U.S. Commercial organization.  Previously, Mr. Collins held the position of Vice President, Finance and served as the chief financial officer of the Commercial segment of Oshkosh Corporation from 2007 to 2010.  From 1997 to 2007, he was employed at Guidant Corporation and Boston Scientific Corporation, where he held a number of positions of increasing responsibility, including Finance Director and chief financial officer of the Guidant Japan organization, Global Director of Operations Finance and Director of Strategic Planning.

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

Mr. Florin was appointed Executive Vice President and Chief Financial Officer in February 2018.  Prior to that appointment, he served as Senior Vice President and Chief Financial Officer from June 2015 to February 2018.  In addition, he served as Interim Chief Executive Officer from July 2017 to December 2017.  Prior to the Biomet merger, Mr. Florin served as Senior Vice President and Chief Financial Officer of Biomet from June 2007 to June 2015.  Before joining Biomet, he served as Vice President and Corporate Controller of Boston Scientific Corporation from 2001 through May 2007.  Prior to that, Mr. Florin served in financial leadership positions within Boston Scientific Corporation and its various business units.  Before joining Boston Scientific Corporation, Mr. Florin worked for C.R. Bard from October 1990 through June 1995.

Dr. Mazur-Hofsaess was appointed President, Europe, Middle East and Africa (EMEA) in April 2013.  She is responsible for the sales, marketing and distribution of products in the EMEA region.  Dr. Mazur-Hofsaess joined the Company in February 2010 as Senior Vice President, EMEA Sales and Marketing and was appointed President, EMEA Reconstructive in February 2012.  She has more than 20 years’ experience within the pharmaceutical, diagnostics and medical device sectors.  Prior to joining the Company, Dr. Mazur-Hofsaess served in various management positions at Abbott Laboratories beginning in 2001, most recently as Vice President, Diagnostics – Europe.

Mr. Nolan was appointed Group President effective June 2015.  He has responsibility for the Company’s Biologics, Extremities, Sports Medicine, Surgical, Trauma, Foot and Ankle, Office Based Technologies and Zimmer Biomet Signature Solutions businesses.  He joined the Company in November 2012 as Senior Vice President, Sales.  From January 2014 to June 2015, he served as Senior Vice President, Sales and Advanced Solutions.  Prior to joining the Company, Mr. Nolan served as President, Biomet Sports Medicine, Extremities and Trauma from 2011 to 2012 and as President, Biomet Sports Medicine from 2001 to 2011.  He joined Biomet in 1996.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary in May 2007.  He has global responsibility for the Company’s Legal Affairs and he serves as Secretary to the Board of Directors.  Mr. Phipps also oversees the Company’s Government Affairs, Corporate Communication and Public Relations activities.  Previously, Mr. Phipps served as Associate General Counsel and Corporate Secretary from December 2005 to May 2007.  He joined the Company in September 2003 as Associate Counsel and Assistant Secretary.  Prior to joining the Company, he served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania and he practiced law with the firm of Morgan, Lewis & Bockius in Philadelphia, focusing on corporate and securities law, mergers and acquisitions and financial transactions.

Mr. Williamson was appointed Group President, Joint Reconstruction with responsibility for the Company’s Knee, Hip, Bone Cement, Patient-Matched Implants and Personalized Solutions businesses effective June 2015.  Prior to the Biomet merger, he served as Senior Vice President, Biomet and President, Global Reconstructive Joints from February 2014 to June 2015.  Prior to that, Mr. Williamson served as Biomet’s Vice President and General Manager, Global Bone Cement and Biomaterials Research from September 2011 to February 2014, and as Corporate Vice President, Global Biologics and Biomaterials from May 2006 to September 2011.  Mr. Williamson previously served as Biomet’s Vice President, Business Development from December 2003 to May 2006.  He began his career with Biomet in 1990 as a Product Development Engineer.

Mr. Yi was appointed President, Asia Pacific effective June 2015.  He is responsible for the sales, marketing and distribution of products in the Asia Pacific region.  Mr. Yi joined the Company in March 2013 as Senior Vice President, Asia Pacific.  Previously, he served as Vice President and General Manager of St. Jude Medical for Asia Pacific and Australia from 2005 to 2013.  Prior to that, Mr. Yi held several leadership positions over a ten-year period with Boston Scientific Corporation, ultimately serving as Vice President for North Asia.

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
•

corporate governance information including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Chief Executive Officer and Senior Financial Officers, information concerning our Board of Directors and its committees, including the charters of the Audit Committee, Compensation and Management Development Committee, Corporate Governance Committee and Quality, Regulatory and Technology Committee, and other governance-related policies;

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

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict.  Our business, financial condition and results of operations may be impacted by a number of factors.  In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements.  The following list of significant risk factors is not all-inclusive or necessarily in order of importance.  Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods.  You should carefully consider these risks and uncertainties before investing in our securities.

We may experience a disruption of our business activities due to the transition to a new Chief Executive Officer.

Effective as of December 19, 2017, our Board of Directors appointed Bryan C. Hanson as President and Chief Executive Officer and a member of the Board of Directors.  Recently hired executives may view the business differently than prior members of management, and over time may make changes to our strategic focus, operations, business plans, existing personnel and their responsibilities.  We can give no assurances that we will be able to properly manage any such shift in focus, or that any changes to our business would ultimately prove successful.  In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees.  Our success depends in part on having a successful leadership team.  If we cannot effectively manage leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals.  We can give no assurances that we will be able to retain the services of any of our current executives or other key employees.  If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

We incurred substantial additional indebtedness in connection with the Biomet and LDR mergers and may not be able to meet all of our debt obligations.

We incurred substantial additional indebtedness in connection with the Biomet merger in 2015 and the LDR Holding Corporation (“LDR”) merger in 2016.  At December 31, 2017, our total indebtedness was $10.1 billion, as compared to $1.4 billion at December 31, 2014.  We funded the cash portion of the Biomet merger consideration, the pay-off of certain indebtedness of Biomet and the payment of transaction-related expenses through a combination of available cash-on-hand and proceeds from debt financings, including proceeds from a $7.65 billion issuance of senior unsecured notes in March 2015 and borrowings of $3.0 billion under a five-year term loan (“U.S. Term Loan A”) in June 2015.  In addition, in September 2016, we borrowed $750 million under a three-year unsecured term loan facility and utilized these funds to repay outstanding borrowings under our revolving facility incurred in connection with the acquisition of LDR.  Also, in December 2016, we issued €1.0 billion aggregate principal amount of Euro-denominated senior notes and used the proceeds to repay a portion of the U.S. dollar-denominated senior notes issued in connection with the Biomet merger.  Further, in September 2017, we borrowed 21.3 billion Japanese Yen under a five-year term loan and utilized these funds to pay down a portion of U.S. Term Loan A.  As of December 31, 2017, our debt service obligations, comprised of principal and interest (excluding capital leases and equipment notes), during the next 12 months are expected to be $1,522.4 million.  As a result of the increase in our debt, demands on our cash resources have increased.  The increased level of debt could, among other things:

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

•	difficulties harmonizing and optimizing quality systems and operations;
•	diversion of financial and management resources from existing operations;
•	unforeseen difficulties related to entering geographic regions where we do not have prior experience;
•	potential loss of key employees;
•	unforeseen liabilities associated with businesses acquired; and
•	inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions and we may incur costs in excess of what we anticipate.  These risks would likely be greater in the case of larger acquisitions.

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We have manufacturing sites all over the world.  In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants.  Damage to one or more of our facilities from weather or natural disaster-related events, such as the recent hurricanes that affected our employees and operations at our Guaynabo, Puerto Rico and Ponce, Puerto Rico manufacturing facilities, or issues in our manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the QSR and Good Manufacturing Practice requirements, equipment breakdown or malfunction or other factors could adversely affect our ability to manufacture our products.  In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand.  In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals.  As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Disruptions in the supply of the materials and components used in manufacturing our products could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party vendors and we outsource some key manufacturing activities.  Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements.  In certain cases, we may not be able to establish additional or replacement vendors for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our vendors' manufacturing processes.  A reduction or interruption in the supply of materials or components used in manufacturing our products; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations.

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

The products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  The process of obtaining regulatory approvals to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all.  Delays in receipt of, or failure to obtain, approvals for future products could result in delayed realization of product revenues or in substantial additional costs.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other local, state and foreign requirements.  Compliance with these requirements, including the QSR, recordkeeping regulations, labeling and promotional requirements and adverse event reporting regulations, is subject to continual review and is monitored rigorously through periodic inspections by the FDA and other regulators, which may result in observations (such as on Form 483), and in some cases warning letters, that require corrective action, or other forms of enforcement.  If the FDA or another regulator were to conclude that we are not in compliance with applicable laws or regulations, or that any of our products are ineffective or pose an unreasonable health risk, they could ban such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of payment of such products, refuse to grant pending premarket approval applications, refuse to provide certificates for exports, and/or require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health.  The FDA or other regulators may also impose operating restrictions, including a ceasing of operations, on one or more facilities, enjoin and restrain certain violations of applicable law pertaining to our products and assess civil or criminal penalties against our officers, employees or us.  The FDA or other regulators could also issue a corporate warning letter, a recidivist warning letter, a consent decree of permanent injunction, and/or recommend prosecution.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

In 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada.  As of December 31, 2017, these warning letters remained pending.  Until the violations are corrected, we may become subject to additional regulatory action by the FDA as described above, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations.  Additional information regarding these and other FDA regulatory matters can be found in Note 19 to the consolidated financial statements.

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

We operate in a highly competitive environment.  Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies.  To remain competitive, we must continue to develop and acquire new products and technologies. Competition is primarily on the basis of:

•	pricing;
•	technology;
•	innovation;
•	quality;
•	reputation; and
•	customer service.

In markets outside of the U.S., other factors influence competition as well, including:

•	local distribution systems;
•	complex regulatory environments; and
•	differing medical philosophies and product preferences.

Our competitors may:

•	have greater financial, marketing and other resources than us;
•	respond more quickly to new or emerging technologies;
•	undertake more extensive marketing campaigns;
•	adopt more aggressive pricing policies; or
•	be more successful in attracting potential customers, employees and strategic partners.

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

We sell our products and services to hospitals, doctors, dentists and other healthcare providers, all of which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs.  These third-party payors may deny reimbursement if they determine that a device used in a procedure was not in accordance with cost-

effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication.  Third-party payors may also decline to reimburse for experimental procedures and devices.

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

We sell our products in more than 100 countries and derived approximately 40 percent of our net sales in 2017 from outside the U.S.  We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations.  Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017 (the “2017 Tax Act”), with significant changes to the U.S. corporate income tax system, including a federal corporate income tax rate reduction from 35 percent to 21 percent, limitations on the deductibility of interest expense, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.  The U.S. Treasury has provided limited guidance on aspects of the 2017 Tax Act, and we anticipate further guidance will be provided in the future.  On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views on the application of Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes, in the reporting period that includes December 22, 2017.  For the financial statements that include the reporting period in which the 2017 Tax Act was enacted, SAB 118 provides a provisional approach to reflect the income tax effects of the 2017 Tax Act.  The actual effects of the 2017 Tax Act and the final amounts recorded may differ materially from our current estimates of provisional amounts included in this Annual Report on Form 10-K.  Further, our tax expense and cash flow could be materially impacted as we finalize the financial accounting for the 2017 Tax Act, and incorporate future regulatory guidance provided by the U.S. Treasury.

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

Our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of medical devices.  In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.  As discussed further in Note 19 to the consolidated financial statements, we are defending product liability lawsuits relating to the Durom® Acetabular Component (“Durom Cup”), certain products within the NexGen Knee System, and the M2a-MagnumTM hip system.  The majority of the Durom Cup cases are pending in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation); the majority of the NexGen Knee System cases are pending in a federal MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation); and the majority of the M2a-Magnum hip system cases are pending in a federal MDL in the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Products Liability Litigation).  We are also currently defending a number of other product liability lawsuits and claims related to various other products.  Any product liability claim brought against us, with or without merit, can be costly to defend.  Product liability lawsuits and claims, safety alerts or product recalls, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers.

Although we maintain third-party product liability insurance coverage, we have substantial self-insured retention amounts that we must pay in full before obtaining any insurance proceeds to pay for defense costs, or to satisfy a judgment or settlement.  Furthermore, even if any product liability loss is covered by our insurance, it is possible that claims against us may exceed the coverage limits of our insurance policies and we would have to pay the amount of any defense costs, settlement or judgment that is in excess of our policy limits.  Product liability claims in excess of applicable insurance could have a material adverse effect on our business, financial condition and results of operations.

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

In addition to intellectual property and product liability claims and lawsuits, we are involved in various commercial and securities litigation and claims and other legal proceedings that arise from time to time in the ordinary course of our business.  For example, as discussed further in Note 19 to the consolidated financial statements, we are defending a purported class action lawsuit, Shah v. Zimmer Biomet Holdings, Inc. et al., filed against us, certain of our current and former officers, certain current and former members of our Board of Directors, and certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016, alleging that we and other defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with FDA regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  Although we believe we have substantial defenses in these matters, litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future.  Given the uncertain nature of legal proceedings generally, we are not able in all cases to estimate the amount or range of loss that could result from an unfavorable outcome.  We could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in any particular period.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Our assets include intangible assets, primarily goodwill.  At December 31, 2017, we had $10.7 billion in goodwill.  The goodwill results from our acquisition activity, including the Biomet and LDR mergers, and represents the excess of the consideration transferred over the fair value of the net assets acquired.  We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable.  As discussed further in Note 9 to the consolidated financial statements, we recorded goodwill impairment charges of $304.7 million in 2017.  If the operating performance at one or more of our business units falls significantly below current levels, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required to record additional goodwill impairment charges.  Any write-off of a material portion of our unamortized intangible assets would negatively affect our results of operations.

We identified a material weakness in our internal control over financial reporting as of December 31, 2016.  While the particular material weakness has been remediated as of December 31, 2017, additional material weaknesses or relapses of this material weakness could result in a material misstatement in our financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  As discussed in Part II, Item 9A of this report, we identified a material weakness in our internal control over financial reporting as of December 31, 2016 related to management’s controls over accounting for income taxes.  A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  During 2017, we executed our remediation plans to address the material weakness.  However, if the remedial measures are not adhered to or if additional material weaknesses or significant deficiencies in internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

Developments relating to the UK’s referendum vote in favor of leaving the EU could adversely affect us.

The UK held a referendum in June 2016 in which voters approved the UK’s voluntary exit from the EU, commonly referred to as “Brexit”.  The effects of Brexit are expected to be far-reaching.  Brexit and the perceptions as to its impact may adversely affect business activity and economic conditions in Europe and globally and could contribute to instability in global financial and foreign exchange markets.  Brexit could also have the effect of disrupting the free movement of goods, services and people between the UK and the EU; however, the full effects of Brexit are uncertain and will depend on any agreements the UK may make to retain access to EU markets.  Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate.  Also, as a result of Brexit, other European countries may seek to conduct referenda with respect to their continuing membership with the EU.  Given these possibilities and others we may not anticipate, as well as the lack of comparable precedent, the full extent to which our business, results of operations and financial condition could be adversely affected by Brexit is uncertain.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The following are our principal properties:

		Owned /	Square
Location	Use	Leased	Feet
Warsaw, Indiana	Research & Development, Manufacturing, Warehousing, Marketing & Administration	Owned	1,900,000
Warsaw, Indiana	Corporate Headquarters & The Zimmer Biomet Institute	Owned	115,000
Warsaw, Indiana	Manufacturing & Warehousing	Leased	170,000
Westminster, Colorado	Spine Business Unit Headquarters	Leased	105,000
Jacksonville, Florida	CMF Business Unit Headquarters & Manufacturing	Owned	85,000
Palm Beach Gardens, Florida	Dental Business Unit Headquarters & Manufacturing	Owned	190,000
Palm Beach Gardens, Florida	Manufacturing	Leased	45,000
Southaven, Mississippi	Distribution Center	Leased	190,000
Parsippany, New Jersey	Office, Research & Development, Manufacturing, Warehousing & The Zimmer Biomet Institute	Leased	235,000
Dover, Ohio	Surgical Business Unit Headquarters & Manufacturing	Owned	140,000
Dover, Ohio	Surgical Business Unit Headquarters & Manufacturing	Leased	60,000
Austin, Texas	Offices & Manufacturing	Leased	90,000
Beijing, China	Manufacturing	Leased	95,000
Changzhou, China	Manufacturing	Owned	75,000
Jinhua, China	Manufacturing	Owned	135,000
Valence, France	Manufacturing	Owned	120,000
Berlin, Germany	Manufacturing	Owned	50,000
Eschbach, Germany	Distribution Center	Owned	100,000
Galway, Ireland	Manufacturing	Owned	125,000
Shannon, Ireland	Offices & Manufacturing	Owned	125,000
Hazeldonk, The Netherlands	Distribution Center	Leased	295,000
Ponce, Puerto Rico	Offices, Manufacturing & Warehousing	Owned	225,000
Singapore	Regional Headquarters	Leased	30,000
Bridgend, South Wales	Manufacturing	Owned	185,000
Bridgend, South Wales	Manufacturing	Leased	100,000
Valencia, Spain	Manufacturing	Owned	70,000
Valencia, Spain	Manufacturing	Leased	10,000
Winterthur, Switzerland	Regional Headquarters, Offices, Research & Development & Manufacturing	Leased	420,000

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

Information pertaining to legal proceedings in which we are involved can be found in Note 19 to our consolidated financial statements included in Part II, Item 8 of this report and is incorporated herein by reference.

Item 4.	Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.”  The high and low sales prices for our common stock on the New York Stock Exchange and the dividends declared for the calendar quarters of fiscal years 2017 and 2016 are as follows:

QUARTERLY HIGH-LOW SHARE PRICES AND DECLARED DIVIDENDS

	High	Low	Declared Dividends
Year Ended December 31, 2017:
First Quarter	$122.11	$103.33	$0.24
Second Quarter	$129.39	$116.54	$0.24
Third Quarter	$132.61	$110.13	$0.24
Fourth Quarter	$124.46	$108.72	$0.24

Year Ended December 31, 2016:
First Quarter	$107.22	$88.27	$0.24
Second Quarter	$123.43	$105.53	$0.24
Third Quarter	$133.19	$119.22	$0.24
Fourth Quarter	$133.21	$95.63	$0.24

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  As further discussed in Note 11 to the consolidated financial statements, our debt facilities restrict the payment of dividends under certain circumstances.

As of February 16, 2018, there were approximately 22,000 holders of record of our common stock.  A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.  On February 16, 2018, the closing price of our common stock, as reported on the New York Stock Exchange, was $120.48 per share.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

Item 6.	Selected Financial Data

The financial information for each of the past five years ended December 31 is set forth below (in millions, except per share amounts):

	2017	2016	2015 (1)	2014	2013
STATEMENT OF EARNINGS DATA
Net sales	$7,824.1	$7,683.9	$5,997.8	$4,673.3	$4,623.4
Net earnings of Zimmer Biomet Holdings, Inc.	1,813.8	305.9	147.0	720.3	780.4
Earnings per common share
Basic	$8.98	$1.53	$0.78	$4.26	$4.60
Diluted	8.90	1.51	0.77	4.20	4.54
Dividends declared per share of common stock	$0.96	$0.96	$0.88	$0.88	$0.80
Average common shares outstanding
Basic	201.9	200.0	187.4	169.0	169.6
Diluted	203.7	202.4	189.8	171.7	171.8
BALANCE SHEET DATA
Total assets	$25,964.5	$26,684.4	$27,160.6	$9,658.0	$9,595.0
Long-term debt	8,917.5	10,665.8	11,497.4	1,425.5	1,672.3
Other long-term obligations	2,291.3	3,967.2	4,155.9	656.8	583.6
Stockholders' equity	11,735.5	9,669.9	9,889.4	6,551.7	6,310.6

(1)	Includes the results of Biomet starting on June 24, 2015 and Biomet balance sheet data as of December 31, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the corresponding notes included elsewhere in this Annual Report on Form 10-K.  Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.  Certain amounts in the 2016 and 2015 consolidated financial statements have been reclassified to conform to the 2017 presentation.

On June 24, 2015, we completed our merger with Biomet and its results of operations have been included in our results starting on that date.  The Biomet merger was a transformational event for us and has had significant effects on all aspects of our business.  Accordingly, our sales and expenses have increased significantly since the merger date compared to prior periods.

EXECUTIVE LEVEL OVERVIEW

2017 Results

Net sales increased by 1.8 percent in 2017 compared to 2016 primarily due to the acquisition of LDR Holding Corporation in the third quarter of 2016 and solid performance from our Asia Pacific operating segment.  In 2017, we experienced challenges across our Knees, Hips and S.E.T. product categories as a result of production delays from our Warsaw North Campus facility.  The production shortfall directly impacted our ability to fully meet case demand.  Throughout 2017, we worked to improve our production levels at this facility, but we continued to experience insufficient inventory levels across some brands within our Knee, Hip and S.E.T. product categories which impacted our ability to increase revenue.

Our net earnings increased significantly in 2017 compared to 2016 primarily due to a $1,272.4 million income tax benefit we recorded related to the 2017 Tax Act.  Additionally, net earnings increased in 2017 compared to 2016 due to a decrease in inventory step-up expense, lower Biomet integration-related expenses, lower performance-based compensation expense as a result of not achieving our 2017 operating plans and the recognition of $111.3 million of tax benefit as a result of lower tax rates unrelated to the impact of the 2017 Tax Act.  Partially offsetting these favorable items were $304.7 million of goodwill impairment charges on our Spine and Office Based Technologies reporting units and higher spending on quality remediation at our Warsaw North Campus facility.

2018 Outlook

In December 2017, we announced the appointment of a new Chief Executive Officer (“CEO”).  Our new CEO has begun an in-depth review of our business and formulating strategies to improve our performance.  His initial review likely will conclude during the first quarter and the implementation of those strategies will likely have an impact on our results in 2018.  In the meantime, we have identified several immediate opportunities to improve our operational execution and address certain near-term challenges.  We will continue to work toward completing our quality remediation efforts at our Warsaw North Campus facility and continue to invest in best-in-class quality management systems.  We will remain focused on fully restoring the supply of certain key brands within our Knee, Hip and S.E.T. product categories.  We also have several key product launches planned in 2018 that we believe will be a catalyst for our future performance.

There are a few known items that are expected to impact our 2018 results.  Increased manufacturing costs related to quality remediation at our Warsaw North Campus facility in 2017 will be recognized in 2018 as we sell that inventory.  We expect ongoing benefits from the reduction of the U.S. corporate tax rate, but we plan to reinvest those savings into the business to drive sales growth.  Additionally, due to underperformance against our operating plans in 2017, we expect expenses from our performance-based compensation programs to increase if we are able to achieve our plans in 2018.  We also expect our special items expense to decrease as we complete our Biomet integration plans and substantially complete our quality remediation at our Warsaw North Campus facility.

U.S. Tax Reform

2017 Tax Act: The 2017 Tax Act includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law.  Changes in tax law are accounted for in the period of enactment.  As such, our 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act.

The 2017 Tax Act contains several key provisions including, among other things:

•	a one-time tax on the mandatory deemed repatriation of post-1986 unremitted foreign earnings and profits, referred to as the toll charge;

•	a reduction in the corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017;

•

the introduction of a new U.S. tax on certain off-shore earnings referred to as global intangible low-taxed income (“GILTI”) at an effective tax rate of 10.5 percent for tax years beginning after December 31, 2017 (increasing to 13.125 percent for tax years beginning after December 31, 2025), with a partial offset by foreign tax credits; and

•	the introduction of a territorial tax system beginning in 2018 by providing a 100 percent dividend received deduction on certain qualified dividends from foreign subsidiaries.

During the fourth quarter of 2017, we recorded an income tax benefit of $1,272.4 million, which was comprised of the following:

•

income tax benefit of $715.0 million related to the one-time deemed repatriation of foreign earnings.  This is composed of a $1,181.0 million benefit from the removal of a deferred tax liability we had recorded for the repatriation of foreign earnings prior to the 2017 Tax Act offset by $466.0 million for the toll charge recognized under the 2017 Tax Act.  In accordance with the 2017 Tax Act, we expect to elect to pay the toll charge in installments over eight years.  As of December 31, 2017, we have recorded current and non-current income tax liabilities related to the toll charge of $82.0 million and $384.0 million, respectively.

•	an income tax benefit of $557.4 million, primarily related to the remeasurement of our deferred tax assets and liabilities at the enacted corporate income tax rate of 21 percent.

The net benefit recorded was based on currently available information and interpretations made in applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K.  We further refined our estimates related to the impact of the 2017 Tax Act subsequent to the issuance of our earnings release for the fourth quarter of 2017.  In accordance with authoritative guidance issued by the SEC, the income tax effect for certain aspects of the 2017 Tax Act represent provisional amounts for which our accounting is incomplete, but with respect to which a reasonable estimate could be determined and recorded during the fourth quarter of 2017.  The actual effects of the 2017 Tax Act and final amounts recorded may differ materially from our current estimate of provisional amounts due to, among other things, further interpretive guidance that may be issued by U.S. tax authorities or regulatory bodies, including the SEC and the Financial Accounting Standards Board (“FASB”).  We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued so we can finalize the full effects of applying the new legislation on our financial statements in the measurement period, which ends in the fourth quarter of 2018.  See Note 15 to our consolidated financial statements for additional details related to the 2017 Tax Act.

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

As previously disclosed, sales increased significantly in 2016 when compared to prior years due to the inclusion of Biomet sales for the entire year.  Therefore, we analyze 2015 sales on a pro forma basis because it represents how the Zimmer and Biomet underlying businesses may have performed on a combined basis.  Pro forma sales assume the Biomet merger occurred on January 1, 2014 and therefore include the net sales of Biomet in 2015 prior to the closing of the merger.

Net Sales by Geography

The following tables present net sales by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2017	2016	% Inc	Mix	Price	Exchange
Americas	$4,865.6	$4,802.2	1.3%	3.7%	(2.5)%	0.1%
EMEA	1,745.2	1,730.4	0.9	2.1	(1.9)	0.7
Asia Pacific	1,213.3	1,151.3	5.4	9.4	(3.1)	(0.9)
Total	$7,824.1	$7,683.9	1.8	4.3	(2.5)	-

	Year Ended December 31,			Volume/		Foreign
	2016	2015	% Inc	Mix	Price	Exchange
Americas	$4,802.2	$3,662.4	31.1%	33.4%	(2.1)%	(0.2)%
EMEA	1,730.4	1,417.8	22.0	26.1	(0.7)	(3.4)
Asia Pacific	1,151.3	917.6	25.5	24.5	(2.5)	3.5
Total	$7,683.9	$5,997.8	28.1	30.3	(1.8)	(0.4)

“Foreign Exchange” used in the tables in this report represents the effect of changes in foreign currency exchange rates on sales.

The following table presents our 2016 net sales, and our 2015 pro forma net sales, by geography and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
	2016	Pro Forma 2015	% Inc/(Dec)	Volume/ Mix	Price	Divestiture Impact	Foreign Exchange
Americas	$4,802.2	$4,685.2	2.5%	5.2%	(1.6)%	(0.9)%	(0.2)%
EMEA	1,730.4	1,767.9	(2.1)	1.9	(0.6)	(0.8)	(2.6)
Asia Pacific	1,151.3	1,064.7	8.1	8.0	(2.1)	(0.7)	2.9
Total	$7,683.9	$7,517.8	2.2	4.9	(1.5)	(0.9)	(0.3)

Net Sales by Product Category

The following tables present net sales by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,			Volume/		Foreign
	2017	2016	% Inc/(Dec)	Mix	Price	Exchange
Knees	$2,737.1	$2,752.6	(0.6)%	2.2%	(2.8)%	-%
Hips	1,879.1	1,867.9	0.6	3.6	(3.0)	-
S.E.T.	1,709.1	1,644.4	3.9	6.0	(2.0)	(0.1)
Dental	418.6	427.9	(2.2)	(0.3)	(2.3)	0.4
Spine & CMF	759.5	662.0	14.7	15.8	(1.4)	0.3
Other	320.7	329.1	(2.5)	(0.9)	(1.7)	0.1
Total	$7,824.1	$7,683.9	1.8	4.3	(2.5)	-

	Year Ended December 31,			Volume/		Foreign
	2016	2015	% Inc	Mix	Price	Exchange
Knees	$2,752.6	$2,276.8	20.9%	23.6%	(2.0)%	(0.7)%
Hips	1,867.9	1,533.0	21.8	24.6	(2.6)	(0.2)
S.E.T.	1,644.4	1,214.6	35.4	36.9	(1.4)	(0.1)
Dental	427.9	335.7	27.5	25.7	2.1	(0.3)
Spine & CMF	662.0	404.4	63.7	66.7	(2.9)	(0.1)
Other	329.1	233.3	41.1	43.4	(1.8)	(0.5)
Total	$7,683.9	$5,997.8	28.1	30.3	(1.8)	(0.4)

The following table presents our 2016 net sales, and our 2015 pro forma net sales, by product category and the components of the percentage changes (dollars in millions):

	Year Ended December 31,
	2016	Pro Forma 2015	% Inc/(Dec)	Volume/ Mix	Price	Divestiture Impact	Foreign Exchange
Knees	$2,752.6	$2,735.9	0.6%	4.2%	(1.6)%	(1.4)%	(0.6)%
Hips	1,867.9	1,842.6	1.4	3.7	(2.1)	-	(0.2)
S.E.T.	1,644.4	1,571.8	4.6	6.1	(1.1)	(0.4)	-
Dental	427.9	454.8	(5.9)	(7.2)	1.5	-	(0.2)
Spine & CMF	662.0	583.5	13.5	15.5	(2.0)	-	-
Other	329.1	329.2	-	7.7	(1.2)	(6.2)	(0.3)
Total	$7,683.9	$7,517.8	2.2	4.9	(1.5)	(0.9)	(0.3)

The following table presents net sales by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016 % Inc/(Dec)	2016 vs. 2015 % Inc
Knees
Americas	$1,660.2	$1,688.6	$1,391.5	(1.7)%	21.4%
EMEA	644.2	637.8	535.2	1.0	19.2
Asia Pacific	432.7	426.2	350.1	1.5	21.7
Total	$2,737.1	$2,752.6	$2,276.8	(0.6)	20.9
Hips
Americas	$975.6	$987.5	$789.7	(1.2)%	25.0%
EMEA	518.6	522.4	455.2	(0.7)	14.8
Asia Pacific	384.9	358.0	288.1	7.5	24.3
Total	$1,879.1	$1,867.9	$1,533.0	0.6	21.8

The following table presents our 2017 and 2016 net sales, and our 2015 pro forma net sales, by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2017	2016	Pro Forma 2015	2017 vs. 2016 % Inc/(Dec)	2016 vs. 2015 % Inc/(Dec)
Knees
Americas	$1,660.2	$1,688.6	$1,684.6	(1.7)%	0.2%
EMEA	644.2	637.8	649.5	1.0	(1.8)
Asia Pacific	432.7	426.2	401.8	1.5	6.1
Total	$2,737.1	$2,752.6	$2,735.9	(0.6)	0.6
Hips
Americas	$975.6	$987.5	$980.3	(1.2)%	0.7%
EMEA	518.6	522.4	537.2	(0.7)	(2.8)
Asia Pacific	384.9	358.0	325.1	7.5	10.1
Total	$1,879.1	$1,867.9	$1,842.6	0.6	1.4

Demand (Volume/Mix) Trends

Increased volume and changes in the mix of product sales contributed 4.3 percentage points of year-over-year sales growth during 2017.  Volume/mix growth was driven by acquisitions in 2016, recent product introductions, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 2.5 percentage points on year-over-year sales during 2017.  In the majority of countries in which we operate, we continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

In 2017, changes in foreign currency exchange rates had a minimal effect on sales.  We address currency risk through regular operating and financing activities and through the use of forward contracts and foreign currency options solely to manage foreign currency volatility and risk.  Changes in foreign currency exchange rates affect sales growth, but due to offsetting gains/losses on hedge contracts and options, which are recorded in cost of products sold, the effect on net earnings in the near term is reduced.  If foreign currency exchange rates remain at levels consistent with the end of 2017, this will have a favorable effect on sales in 2018 due to the weakening of the U.S. Dollar versus the Euro and other currencies.

Sales by Product Category

Knees

Knee sales declined in 2017 compared to 2016 after growing in recent years due to the previously mentioned supply issues, a price reduction mandate in India and continued pricing pressure.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hips sales continued to experience year-over-year sales growth driven by volume/mix growth primarily resulting from strong performance in our Asia Pacific operating segment.  Volume/mix growth was partially offset by the previously mentioned supply issues and continued pricing pressure.  Hip sales volume/mix growth was led by our Taperloc® Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T.

Our S.E.T. sales have continued to increase driven primarily by a growing emphasis on sales force specialization, strong performance by key brands and 2016 acquisitions, partially offset by the previously mentioned supply issues and continued pricing pressure.

Dental

Dental sales continued to decline.  In 2017, the decline was driven by the restructuring of our dental organization in certain European markets.

Spine & CMF

Spine and CMF sales continued to increase, due to the full year impact of the LDR acquisition and continued strong performance of our Thoracic products.  However, sales were lower than expected due to sales force integration issues and additional complexities of merging the Zimmer, Biomet and LDR supply chains.

The following table presents estimated* 2017 global market size and market share information (dollars in billions):

	Global	Global	Zimmer Biomet	Zimmer Biomet
	Market	Market	Market	Market
	Size	% Growth**	Share	Position
Knees	$7.7	2-3%	36%	1
Hips	6.0	1-2	31	1
S.E.T.	15.7	4-5	11	5
Dental	4.7	5	9	4
Spine & CMF	10.1	1	8	5

*	Estimates are not precise and are based on competitor annual filings, Wall Street equity research and Company estimates
**	Excludes the effect of changes in foreign currency exchange rates on sales growth

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2017	2016	2015	2017 vs. 2016 Inc/(Dec)	2016 vs. 2015 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	27.3%	31.0%	30.0%	(3.7)%	1.0%
Intangible asset amortization	7.7	7.4	5.6	0.3	1.8
Research and development	4.7	4.8	4.5	(0.1)	0.3
Selling, general and administrative	38.0	38.2	38.1	(0.2)	0.1
Goodwill impairment	3.9	-	-	3.9	-
Special items	8.1	8.0	14.0	0.1	(6.0)
Operating Profit	10.3	10.7	7.8	(0.4)	2.9

Cost of Products Sold and Intangible Asset Amortization

The following table sets forth the factors that contributed to the gross margin changes in each of 2017 and 2016 compared to the prior year:

	Year Ended December 31,
	2017	2016
Prior year gross margin	61.6%	64.4%
Lower average selling prices	(0.6)	(0.6)
Average cost per unit	(0.1)	(0.7)
Excess and obsolete inventory	-	0.4
Discontinued products inventory charges	1.0	(1.0)
Foreign currency hedges	(1.1)	(0.9)
Inventory step-up	3.8	1.2
U.S. medical device excise tax	0.7	0.3
Intangible asset amortization	(0.3)	(1.6)
Other	-	0.1
Current year gross margin	65.0%	61.6%

The increase in gross margin percentage in 2017 compared to 2016 was primarily due to a decrease in inventory step-up charges.  The reduction in inventory step-up charges resulted from the Biomet inventory that was stepped-up to fair value having been fully recognized by June 30, 2016.  In 2016, we recognized significant excess and obsolete inventory charges for certain product lines we intend to discontinue, but did not recognize significant charges in 2017, resulting in improvement to our gross margin percentage.  Additional favorability was driven by lower medical device excise tax expense due to the two year moratorium on the U.S. medical device excise tax and a favorable resolution on past excise taxes that were paid.  Under the applicable accounting rules that we apply to the U.S. medical device excise tax, we had a portion of the tax paid prior to the moratorium included in the cost of inventory and recognized expense through the fourth quarter of 2016.  In January 2018, the moratorium on this tax was extended through December 31, 2019.  These favorable items were partially offset by lower hedge gains of $5.1 million in 2017 compared to $87.7 million in 2016 and the effect of lower average selling prices.

The decrease in gross margin percentage in 2016 compared to 2015 was primarily due to increased intangible asset amortization from the 2016 acquisitions, excess and obsolete inventory charges for certain product lines we intend to discontinue, lower average selling prices and lower hedge gains from our foreign currency hedging program in 2016 compared to 2015.  These unfavorable items were partially offset by lower inventory step-up charges from the Biomet merger and lower expense from the U.S. medical device excise tax, in each case in 2016 compared to 2015.

Operating Expenses

After taking into consideration an increase in expenses related to the Biomet merger and other 2016 acquisitions, research and development (“R&D”) spending has remained generally consistent as a percentage of sales, as we continue to invest in new technologies to address unmet clinical needs.

After taking into consideration an increase in expenses related to the Biomet merger and other 2016 acquisitions, selling, general and administrative (“SG&A”) expenses as a percentage of sales have remained generally consistent.  In 2017, we recognized increased freight costs due to expedited product shipments and increased investments in our specialized sales forces.  These increases were partially offset by continued savings in various SG&A expense categories stemming from our synergies initiatives and lower performance-based compensation expense as a result of not achieving our 2017 operating plans.

In 2017, we recognized goodwill impairment charges related to our Spine and Office Based Technologies reporting units.  For more information regarding these charges, see Note 9 to the consolidated financial statements.

We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality and operational excellence initiatives, and other items as “Special items” in our consolidated statements of earnings.  We recognized significant expenses in 2015 due to Biomet merger-related expenses, such as the acceleration of unvested LVB stock options and LVB stock-based awards, retention bonuses paid to Biomet employees and third-party sales agents who remained with Biomet through the Closing Date, severance expense and contract terminations.  Expenses declined in 2016 due to the absence of certain of these expenses.  In 2017, Biomet-related integration expenses continued to decline, but we have incurred additional costs related to quality remediation at our Warsaw North Campus facility.  See Note 2 to the consolidated financial statements for more information regarding “Special items” charges.

Other Expense, Interest Income, Interest Expense, and Income Taxes

In 2017, other expense, net, primarily included the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss.  In 2016, other expense, net, primarily included a $53.3 million loss on debt extinguishment.  It also included losses on the sale of certain assets and the net expense related to remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, offset by foreign currency forward exchange contracts we enter into to mitigate any gain or loss.  In 2015, other expense, net, included a $22.0 million loss on debt extinguishment, debt issuance costs that we recognized for a bridge credit agreement that we entered into in May 2014 in connection with the Biomet merger, the net expense related to remeasuring monetary assets and liabilities, partially offset by a gain related to selling certain product line rights and assets.

Net interest expense decreased in 2017 compared to 2016 primarily due to our issuance of Euro notes in the fourth quarter of 2016 and lower average outstanding debt balances due to debt repayments.  We used the proceeds of these Euro notes, which have a lower interest rate than most of our other debt, to repay certain senior notes with higher interest rates.  In 2016, net interest expense increased compared to 2015 due to the issuance of the debt in connection with the LDR acquisition in July 2016 and the Biomet merger in March 2015.

Our effective tax rate (“ETR”) on earnings before income taxes was negative 290.3 percent, positive 23.8 percent and positive 4.6 percent for the years ended December 31, 2017, 2016 and 2015, respectively.  We have incurred significant expenses associated with the Biomet merger and other acquisitions, which were generally recognized in higher income tax jurisdictions.  Accordingly, our ETR was reduced, as our earnings were lower in these higher income tax jurisdictions.  Additionally, other discrete adjustments have occurred that have significantly affected our ETR.  The 2017 ETR was driven by the provisional income tax benefit we recorded of $1,272.4 million from the 2017 Tax Act, as well as $111.3 million of tax benefit we recorded from lower tax rates unrelated to the impact of the 2017 Tax Act.  In 2016, we recognized $40.6 million of tax benefit from the favorable resolution of certain tax matters with taxing authorities, which was partially offset by $27.6 million of additional tax provision related to finalizing the tax accounts related to the Biomet merger.  The 2015 tax rate resulted from operating losses in the U.S. caused by significant expenses incurred in connection with the Biomet merger.

Our future ETR is expected to be favorably impacted by the 2017 Tax Act as a result of a reduction in the U.S. corporate income tax rate from 35 percent to 21 percent partially offset by a new U.S. tax on certain off-shore earnings, referred to as GILTI, at an effective tax rate of 10.5 percent for tax years beginning after December 31, 2017 (increasing to 13.125 percent for tax years beginning after December 31, 2025), with a partial offset from foreign tax credits.  See Note 15 to our consolidated financial statements for further details related to the 2017 Tax Act.  Our ETR in future periods could also potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

Similar to our consolidated results, our segment operating profit has been significantly impacted by the addition of Biomet sales and expenses to these segments.  In the Americas, operating profit and operating profit as a percentage of sales in 2017 were similar to 2016.  The Americas segment was unfavorably impacted in 2017 compared to 2016 by price declines, higher contribution of sales from products with lower gross profit margins and higher freight costs.  These unfavorable impacts were offset by lower U.S. medical device excise tax expense and continued savings from our SG&A synergies initiatives.  In EMEA, operating profit and operating profit as a percentage of sales decreased in 2017 compared to 2016, primarily due to price declines and a reduced impact of hedge gains.  In Asia Pacific, operating profit and operating profit as a percentage of sales decreased in 2017 compared to 2016 due to price declines and a reduced impact of hedge gains.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges connected to discontinuing certain product lines, quality enhancement and remediation efforts; intangible asset amortization; “Special items;” goodwill impairment; financing and other expenses/gains related to the Biomet merger and other acquisitions; debt extinguishment costs; the interest expense incurred on the senior notes issued in connection with the Biomet merger during the period prior to the consummation of the Biomet merger; any related effects on our income tax provision associated with these items; the effect of the 2017 Tax Act; and other certain tax adjustments.  Other certain tax adjustments include internal restructuring transactions that provide us access to cash in a tax efficient manner, resolution of certain matters with taxing authorities, favorable tax rate changes, adjustments to deferred tax liabilities recognized as part of acquisition-related accounting, the resolution of unrecognized tax positions established through goodwill as part of acquisition accounting and any tax item that would otherwise be distortive to the expected future tax rate.  We use these non-GAAP financial measures internally to evaluate the performance of the business and believe they are useful measures that provide meaningful supplemental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported operating results, to perform trend analysis, to better identify operating trends that may otherwise be masked or distorted by these types of items and to provide additional transparency of certain items.  In addition, certain of these non-GAAP financial measures are used as performance metrics in our incentive compensation programs.

Our non-GAAP adjusted net earnings used for internal management purposes for the years ended December 31, 2017, 2016 and 2015 were $1,636.4 million, $1,610.8 million, and $1,310.5 million, respectively, and our non-GAAP adjusted diluted earnings per share were $8.03, $7.96, and $6.90, respectively.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts).

	Year ended December 31,
	2017	2016	2015
Net Earnings of Zimmer Biomet Holdings, Inc.	$1,813.8	$305.9	$147.0
Inventory step-up and other inventory and manufacturing related charges	84.6	469.1	348.8
Intangible asset amortization	603.9	565.9	337.4
Goodwill impairment	304.7	-	-
Special items
Biomet merger-related	248.0	487.3	619.1
Other special items	385.1	124.5	220.4
Merger-related and other expense in other expense, net	2.6	3.6	1.0
Debt extinguishment cost	-	53.3	22.0
Interest expense on Biomet merger financing	-	-	70.0
Taxes on above items (1)	(421.5)	(449.0)	(487.6)
Biomet merger-related measurement period tax adjustments (2)	-	52.7	-
U.S. tax reform (3)	(1,272.4)	-	-
Other certain tax adjustments (4)	(112.4)	(2.5)	32.4
Adjusted Net Earnings	$1,636.4	$1,610.8	$1,310.5

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

(3)

The 2017 Tax Act resulted in a net favorable provisional adjustment due to the reduction of deferred tax liabilities for unremitted earnings and revaluation of deferred tax liabilities to a 21 percent rate, which was partially offset by provisional tax charges related to the toll charge provision of the 2017 Tax Act.

(4)

In 2017, other certain tax adjustments related to tax benefits from lower tax rates unrelated to the impact of the 2017 Tax Act, net favorable resolutions of various tax matters and net favorable adjustments from internal restructuring transactions.  The 2016 adjustment primarily related to a favorable adjustment to certain deferred tax liabilities recognized as part of acquisition-related accounting and favorable resolution of certain tax matters with taxing authorities offset by internal restructuring transactions that provide us access to offshore funds in a tax efficient manner.  The 2015 amount related primarily to adjustments to deferred tax liabilities recognized as part of acquisition-related accounting and other integration related items.

	Year ended December 31,
	2017	2016	2015
Diluted EPS	$8.90	$1.51	$0.77
Inventory step-up and other inventory and manufacturing related charges	0.42	2.32	1.84
Intangible asset amortization	2.96	2.80	1.78
Goodwill impairment	1.49	-	-
Special items
Biomet merger-related	1.22	2.40	3.26
Other special items	1.89	0.62	1.16
Merger-related and other expense in other expense, net	0.01	0.02	-
Debt extinguishment cost	-	0.26	0.12
Interest expense on Biomet merger financing	-	-	0.37
Taxes on above items (1)	(2.06)	(2.22)	(2.57)
Biomet merger-related measurement period tax adjustments (2)	-	0.26	-
U.S. tax reform (3)	(6.25)	-	-
Other certain tax adjustments (4)	(0.55)	(0.01)	0.17
Adjusted Diluted EPS	$8.03	$7.96	$6.90

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

(3)

The 2017 Tax Act resulted in a net favorable provisional adjustment due to the reduction of deferred tax liabilities for unremitted earnings and revaluation of deferred tax liabilities to a 21 percent rate, which was partially offset by provisional tax charges related to the toll charge provision of the 2017 Tax Act.

(4)

In 2017, other certain tax adjustments related to tax benefits from lower tax rates unrelated to the impact of the 2017 Tax Act, net favorable resolutions of various tax matters and net favorable adjustments from internal restructuring transactions.  The 2016 adjustment primarily related to a favorable adjustment to certain deferred tax liabilities recognized as part of acquisition-related accounting and favorable resolution of certain tax matters with taxing authorities offset by internal restructuring transactions that provide us access to offshore funds in a tax efficient manner.  The 2015 amount related primarily to adjustments to deferred tax liabilities recognized as part of acquisition-related accounting and other integration related items.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operating activities were $1,582.3 million in 2017 compared to $1,632.2 million and $849.8 million in 2016 and 2015, respectively.  The decline in operating cash flows in 2017 compared to 2016 was driven by additional investments in inventory, additional expenses for quality remediation and $30.5 million in penalties paid to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 19 to our consolidated financial statements included in Item 8 of this report.  These unfavorable items were partially offset by an estimated $174 million of incremental cash flows from our sale of accounts receivable in certain countries.  The increased operating cash flows in 2016 compared to 2015 were primarily from the inclusion of Biomet cash flows for the entire year.  Operating cash flows also increased by an estimated $103.1 million due to our sales of accounts receivable in certain countries in 2016.  Conversely, in 2015 we had various significant cash outflows, including a $97.6 million loss on our forward starting interest rate swaps we settled and expenses related to completing the Biomet merger.

Cash flows used in investing activities were $510.8 million in 2017 compared to $1,691.5 million and $7,557.9 million in 2016 and 2015, respectively.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  The 2015 and 2016 periods included cash outflows for the Biomet merger and LDR and other business acquisitions.  Additionally, the 2017 period reflects no investing activity related to available-for-sale debt securities because as investments matured we used the cash to pay off debt.

 Cash flows used in financing activities were $1,210.5 million in 2017.  Our primary use of available cash in 2017 was for debt repayment.  We borrowed amounts under a new Japan Term Loan B and used the borrowings to pay down a portion of our U.S. Term Loan A.  Overall, we had approximately $1,250 million of net principal repayments on our senior notes and term loans in 2017.  Additionally in 2017, we had net cash inflows of $103.5 million on factoring programs that had not been remitted.  Since our factoring programs started at the end of 2016, we did not have similar cash flows in prior periods.  2015 and 2016 financing cash flows reflected borrowings necessary to complete the Biomet merger and LDR acquisition.

In February, May, July and December 2017, our Board of Directors declared cash dividends of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  As further discussed in Note 11 to the consolidated financial statements, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of December 31, 2017, all $1.0 billion remained authorized for repurchase under the program.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation.  We intend to use available cash for reinvestment in the business, debt repayment, dividends and opportunistic share repurchases.  If the right opportunities arise, we may also use available cash to pursue business development opportunities.

As discussed in Note 15 to our consolidated financial statements, the Internal Revenue Service (“IRS”) has issued proposed adjustments for years 2005 through 2012 reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and continue to pursue resolution with the IRS.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

As discussed in Note 19 to our consolidated financial statements, as of December 31, 2017, a short-term liability of $78.0 million and long-term liability of $121.4 million related to Durom Cup product liability claims was recorded on our consolidated balance sheet.  We expect to continue paying these claims over the next few years.   We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our consolidated balance sheet as of December 31, 2017 for any possible future insurance recoveries for these claims.  We also had a short-term liability of $36.0 million recorded on our consolidated balance sheet as of December 31, 2017 related to Biomet metal-on-metal hip implant claims.

At December 31, 2017, we had eleven tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$1,150.0		2.000%	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
600.4	*	1.414	December 13, 2022
2,000.0		3.550	April 1, 2025
600.4	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

 *Euro denominated debt securities

We also had four term loans with total principal of $1,801.1 million outstanding as of December 31, 2017.

We have a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”) that will mature on September 30, 2021.  There were no outstanding borrowings on this facility as of December 31, 2017.  We also have other available uncommitted credit facilities totaling $58.4 million.

For additional information on our debt, see Note 11 to our consolidated financial statements.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of December 31, 2017, $382.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $81.9 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $3.6 billion of unremitted earnings in future years.

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

CONTRACTUAL OBLIGATIONS

We have entered into contracts with various third parties in the normal course of business that will require future payments.  The following table illustrates our contractual obligations (in millions):

			2019	2021	2023
			and	and	and
Contractual Obligations	Total	2018	2020	2022	Thereafter
Long-term debt	$10,172.3	$1,225.0	$3,439.1	$1,941.2	$3,567.0
Interest payments	2,208.4	297.4	487.9	332.0	1,091.1
Operating leases	311.3	66.7	100.0	62.7	81.9
Purchase obligations	265.1	152.3	75.2	4.9	32.7
Toll charge tax liability	466.0	82.0	61.4	61.4	261.2
Other long-term liabilities	372.8	-	256.5	33.7	82.6
Total contractual obligations	$13,795.9	$1,823.4	$4,420.1	$2,435.9	$5,116.5

$67.1 million of the other long-term liabilities on our balance sheet as of December 31, 2017 are liabilities related to defined benefit pension plans.  Defined benefit plan liabilities are based upon the underfunded status of the respective plans; they are not based upon future contributions.  Due to uncertainties regarding future plan asset performance, changes in interest rates and our intentions with respect to voluntary contributions, we are unable to reasonably estimate future contributions beyond 2017.  Therefore, this table does not include any amounts related to future contributions to our plans.  See Note 14 to our consolidated financial statements for further information on our defined benefit plans.

Under the 2017 Tax Act, we recorded a $466.0 million income tax expense related to the toll charge liability for the one-time deemed repatriation of unremitted foreign earnings. This amount is recorded in current and non-current income tax liabilities on our consolidated balance sheets as of December 31, 2017.  We expect to elect to pay the toll charge in installments over eight years.

Also included in long-term liabilities on our consolidated balance sheets are liabilities related to unrecognized tax benefits and corresponding interest and penalties thereon.  Due to the uncertainties inherent in these liabilities, such as the ultimate timing and resolution of tax audits, we are unable to reasonably estimate the amount or period in which potential tax payments related to these positions will be made.  Therefore, this table does not include any obligations related to unrecognized tax benefits.  See Note 15 to our consolidated financial statements for further information on these tax-related accounts.

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, we have not included them in this table.  These payments could range from $0 to $61 million.

CRITICAL ACCOUNTING ESTIMATES

Our financial results are affected by the selection and application of accounting policies and methods.  Significant accounting policies which require management’s judgment are discussed below.

Excess Inventory and Instruments - We must determine as of each balance sheet date how much, if any, of our inventory may ultimately prove to be unsaleable or unsaleable at our carrying cost.  Similarly, we must also determine if instruments on hand will be put to productive use or remain undeployed as a result of excess supply.  Accordingly, inventory and instruments are written down to their net realizable value.  To determine the appropriate net realizable value, we evaluate current stock levels in relation to historical and expected patterns of demand for all of our products and instrument systems and components.  The basis for the determination is generally the same for all inventory and instrument items and categories except for work‑in‑process inventory, which is recorded at cost.  Obsolete or discontinued items are generally destroyed and completely written off.  Management evaluates the need for changes to the net realizable values of inventory and instruments based on market conditions, competitive offerings and other factors on a regular basis.

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

We recognize tax liabilities in accordance with the FASB’s guidance on income taxes and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Commitments and Contingencies - Accruals for product liability and other claims are established with the assistance of internal and external legal counsel based on current information and historical settlement information for claims, related legal fees and for claims incurred but not reported.  We use an actuarial model to assist management in determining an appropriate level of accruals for product liability claims.  Historical patterns of claim loss development over time are statistically analyzed to arrive at factors which are then applied to loss estimates in the actuarial model.

In addition to our general product liability, we have recorded provisions totaling $489.7 million related to the Durom Cup.  See Note 19 to our consolidated financial statements for further discussion of the Durom Cup litigation.

Goodwill and Intangible Assets - We evaluate the carrying value of goodwill and indefinite life intangible assets annually, or whenever events or circumstances indicate the carrying value may not be recoverable.  We evaluate the carrying value of finite life intangible assets whenever events or circumstances indicate the carrying value may not be recoverable.  Significant assumptions are required to estimate the fair value of goodwill and intangible assets, most notably estimated future cash flows generated by these assets.  As such, these fair value measurements use significant unobservable inputs.  Changes to these assumptions could require us to record impairment charges on these assets.

We have six reporting units with goodwill assigned to them.  In the fourth quarter of 2017, we determined our Spine, less Asia Pacific (“Spine”) reporting unit’s carrying value was in excess of its estimated fair value.  Fair value was determined using income and market approaches.  Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit.  Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our Spine reporting unit.  As a result, we recorded a goodwill impairment charge for the Spine reporting unit of $272.0 million in 2017.  As of December 31, 2017, $421.5 million of goodwill remains for this reporting unit.

Also, in the third quarter of 2017, we recognized a goodwill impairment charge of $32.7 million on our Office Based Technologies reporting unit using a market approach.  The $32.7 million impairment represented the entire goodwill balance of the reporting unit and, therefore, no goodwill remains.

See Note 9 to our consolidated financial statements for further discussion and the factors that contributed to these impairment charges and the factors that could lead to further impairment.

For our other five reporting units that have goodwill assigned to them, their estimated fair value exceeded their carrying value by more than 10 percent.  We estimated the fair value of those reporting units using the income and market approaches.  If we do not achieve our forecasted operating results or if market valuation indicators decline, we could be required to recognize additional goodwill impairment charges in the future.

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

For contracts outstanding at December 31, 2017, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and purchase Swiss Francs and sell U.S. Dollars at set maturity dates ranging from January 2018 through June 2020.  The notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars at December 31, 2017 were $1,735.9 million.  The notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs at December 31, 2017 were $291.3 million.  The weighted average contract rates outstanding at December 31, 2017 were Euro:USD 1.17, USD:Swiss

Franc 0.94, USD:Japanese Yen 106.74, British Pound:USD 1.39, USD:Canadian Dollar 1.30, Australian Dollar:USD 0.75, USD:Korean Won 1,137, USD:Swedish Krona 8.36, USD:Czech Koruna 23.01, USD:Thai Baht 34.82, USD:Taiwan Dollar 30.86, USD:South African Rand 14.26, USD:Russian Ruble 63.05, USD:Indian Ruppee 69.12, USD:Turkish Lira 3.96, USD:Polish Zloty 3.80, USD:Danish Krone 6.42, and USD:Norwegian Krone 8.19.

We maintain written policies and procedures governing our risk management activities.  Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions.  On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be completely offset by changes in the fair value of hedge instruments.  As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates.  A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2017 indicated that, if the U.S. Dollar uniformly changed in value by 10 percent relative to the various currencies, with no change in the interest differentials, the fair value of those contracts would increase or decrease earnings before income taxes in periods through June 2020, depending on the direction of the change, by the following average approximate amounts (in millions):

Average
Currency	Amount
Euro	$59.5
Swiss Franc	29.8
Japanese Yen	47.7
British Pound	4.7
Canadian Dollar	16.3
Australian Dollar	19.3
Korean Won	3.2
Swedish Krona	2.4
Czech Koruna	1.5
Thai Baht	0.8
Taiwan Dollars	3.8
South African Rand	0.9
Russian Rubles	1.6
Indian Rupees	1.3
Turkish Lira	0.1
Polish Zloty	2.9
Danish Krone	3.9
Norwegian Krone	2.0

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

We had net assets, excluding goodwill, in legal entities with non-U.S. Dollar functional currencies of $2,839.5 million at December 31, 2017, primarily in Euros, Japanese Yen and Australian Dollars.

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
For details about these and other financial instruments, including fair value methodologies, see Note 13 to our consolidated financial statements.

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

We have multiple variable-to-fixed interest rate swap agreements that we have designated as cash flow hedges of the variable interest rate obligations on our U.S. Term Loan B.  The total notional amount is $375.0 million.  The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding.  The weighted average fixed interest rate for all of the outstanding interest rate swap agreements is approximately 0.82 percent through September 30, 2019.

The interest rate swap agreements are intended to manage our exposure to interest rate movements by converting variable-rate debt into fixed-rate debt.  The objective of the instruments is to limit exposure to interest rate movements.

For details about these and other financial instruments, including fair value methodologies, see Note 13 to our consolidated financial statements.

Based upon our overall interest rate exposure as of December 31, 2017, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on net interest expense.  This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Item 8.	Financial Statements and Supplementary Data

Zimmer Biomet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zimmer Biomet Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of earnings, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and the financial statement schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2017 appearing under Item 15(a)(2), (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2018

We have served as the Company’s auditor since 2000.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Net Sales	$7,824.1	$7,683.9	$5,997.8
Cost of products sold, excluding intangible asset amortization	2,132.9	2,381.8	1,800.6
Intangible asset amortization	603.9	565.9	337.4
Research and development	367.4	365.6	268.8
Selling, general and administrative	2,973.9	2,932.9	2,284.2
Goodwill impairment	304.7	-	-
Special items (Note 2)	633.1	611.8	839.5
Operating expenses	7,015.9	6,858.0	5,530.5
Operating Profit	808.2	825.9	467.3
Other expense, net	(18.3)	(71.3)	(36.9)
Interest income	2.2	2.9	9.4
Interest expense	(327.5)	(357.9)	(286.6)
Earnings before income taxes	464.6	399.6	153.2
(Benefit) provision for income taxes	(1,348.8)	95.0	7.0
Net earnings	1,813.4	304.6	146.2
Less: Net loss attributable to noncontrolling interest	(0.4)	(1.3)	(0.8)
Net Earnings of Zimmer Biomet Holdings, Inc.	$1,813.8	$305.9	$147.0
Earnings Per Common Share - Basic	$8.98	$1.53	$0.78
Earnings Per Common Share - Diluted	$8.90	$1.51	$0.77
Weighted Average Common Shares Outstanding
Basic	201.9	200.0	187.4
Diluted	203.7	202.4	189.8
Cash Dividends Declared Per Common Share	$0.96	$0.96	$0.88

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Net Earnings	$1,813.4	$304.6	$146.2
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	445.0	(130.0)	(305.2)
Unrealized cash flow hedge (losses)/gains, net of tax	(95.0)	28.3	52.7
Reclassification adjustments on cash flow hedges, net of tax	(3.8)	(25.8)	(93.0)
Unrealized gains/(losses) on securities, net of tax	-	0.5	(0.2)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	4.6	22.0	(21.4)
Total Other Comprehensive Income (Loss)	350.8	(105.0)	(367.1)
Comprehensive Income (Loss)	2,164.2	199.6	(220.9)
Comprehensive Loss Attributable to Noncontrolling Interest	(1.3)	(0.5)	(0.3)
Comprehensive Income (Loss) Attributable to Zimmer Biomet Holdings, Inc.	$2,165.5	$200.1	$(220.6)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions)

	As of December 31,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$524.4	$634.1
Accounts receivable, less allowance for doubtful accounts	1,494.6	1,604.4
Inventories	2,081.8	1,959.4
Prepaid expenses and other current assets	414.5	465.7
Total Current Assets	4,515.3	4,663.6
Property, plant and equipment, net	2,038.6	2,037.9
Goodwill	10,668.4	10,643.9
Intangible assets, net	8,353.4	8,785.4
Other assets	388.8	553.6
Total Assets	$25,964.5	$26,684.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$330.2	$364.5
Income taxes payable	165.2	183.5
Other current liabilities	1,299.8	1,257.9
Current portion of long-term debt	1,225.0	575.6
Total Current Liabilities	3,020.2	2,381.5
Deferred income taxes, net	1,101.5	3,030.9
Long-term income tax payable	744.0	473.7
Other long-term liabilities	445.8	462.6
Long-term debt	8,917.5	10,665.8
Total Liabilities	14,229.0	17,014.5
Commitments and Contingencies (Note 19)
Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 306.5 million (304.7 million in 2016) issued	3.1	3.1
Paid-in capital	8,514.9	8,368.5
Retained earnings	10,022.8	8,467.1
Accumulated other comprehensive loss	(83.2)	(434.0)
Treasury stock, 103.9 million shares (104.1 million shares in 2016)	(6,721.8)	(6,735.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,735.8	9,668.9
Noncontrolling interest	(0.3)	1.0
Total Stockholders' Equity	11,735.5	9,669.9
Total Liabilities and Stockholders' Equity	$25,964.5	$26,684.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	Income (Loss)	Number	Amount	Interest	Equity
Balance January 1,2015	268.4	$2.7	$4,330.7	$8,362.1	$38.1	(98.7)	$(6,183.7)	$1.8	$6,551.7
Net earnings	-	-	-	147.0	-	-	-	(0.8)	146.2
Other comprehensive loss	-	-	-	-	(367.1)	-	-	0.5	(366.6)
Cash dividends declared	-	-	-	(164.4)	-	-	-	-	(164.4)
Stock compensation plans	1.6	-	142.2	3.0	-	0.1	4.6	-	149.8
Share repurchases	-	-	-	-	-	(1.4)	(150.0)	-	(150.0)
Biomet merger consideration	32.7	0.3	3,722.4	-	-	-	-	-	3,722.7
Balance December 31, 2015	302.7	3.0	8,195.3	8,347.7	(329.0)	(100.0)	(6,329.1)	1.5	9,889.4
Net earnings	-	-	-	305.9	-	-	-	(1.3)	304.6
Other comprehensive loss	-	-	-	-	(105.0)	-	-	0.8	(104.2)
Cash dividends declared	-	-	-	(191.9)	-	-	-	-	(191.9)
Stock compensation plans	2.0	0.1	173.2	5.4	-	0.1	8.8	-	187.5
Share repurchases	-	-	-	-	-	(4.2)	(415.5)	-	(415.5)
Balance December 31, 2016	304.7	3.1	8,368.5	8,467.1	(434.0)	(104.1)	(6,735.8)	1.0	9,669.9
Net earnings	-	-	-	1,813.8	-	-	-	(0.4)	1,813.4
Other comprehensive income	-	-	-	-	350.8	-	-	(0.9)	349.9
Cash dividends declared	-	-	-	(194.1)	-	-	-	-	(194.1)
Retrospective adoption of new accounting standard	-	-	-	(77.8)	-	-	-	-	(77.8)
Stock compensation plans	1.8	-	146.4	13.8	-	0.2	14.0	-	174.2
Balance December 31, 2017	306.5	$3.1	$8,514.9	$10,022.8	$(83.2)	(103.9)	$(6,721.8)	$(0.3)	$11,735.5

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows provided by (used in) operating activities:
Net earnings	$1,813.4	$304.6	$146.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,062.7	1,039.3	712.4
Biomet merger consideration compensation expense	-	-	90.4
Share-based compensation	53.7	57.3	46.4
Goodwill and intangible asset impairment	331.5	30.0	-
Excess income tax benefit from stock option exercises	-	-	(11.8)
Inventory step-up	32.8	323.3	317.8
Gain on divestiture of assets	-	-	(19.0)
Debt extinguishment	-	53.3	22.0
Deferred income tax provision	(1,776.0)	(153.2)	(164.0)
Changes in operating assets and liabilities, net of
acquired assets and liabilities
Income taxes	150.2	(10.9)	244.7
Receivables	176.5	(137.8)	(56.1)
Inventories	(122.8)	76.4	(205.4)
Accounts payable and accrued liabilities	(148.2)	28.7	(252.0)
Other assets and liabilities	8.5	21.2	(21.8)
Net cash provided by operating activities	1,582.3	1,632.2	849.8
Cash flows provided by (used in) investing activities:
Additions to instruments	(337.0)	(345.5)	(266.4)
Additions to other property, plant and equipment	(156.0)	(184.7)	(167.7)
Purchases of investments	-	(1.5)	(214.8)
Sales of investments	-	286.2	802.9
Proceeds from divestiture of assets	-	-	69.9
Biomet acquisition, net of acquired cash	-	-	(7,760.1)
LDR acquisition, net of acquired cash	-	(1,021.1)	-
Business combination investments, net of acquired cash	(4.0)	(421.9)	-
Investments in other assets	(13.8)	(3.0)	(21.7)
Net cash used in investing activities	(510.8)	(1,691.5)	(7,557.9)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	1,073.5	7,628.2
Proceeds from multicurrency revolving facility	400.0	-	-
Payments on multicurrency revolving facility	(400.0)	-	-
Redemption of senior notes	(500.0)	(1,250.0)	(2,762.0)
Proceeds from term loan	192.7	750.0	3,000.0
Payments on term loan	(940.0)	(800.0)	(500.0)
Net (payments) proceeds on other debt	(0.9)	(33.1)	0.1
Dividends paid to stockholders	(193.6)	(188.4)	(157.1)
Proceeds from employee stock compensation plans	145.5	136.6	105.2
Unremitted collections from factoring programs	103.5	-	-
Business combination contingent consideration payments	(9.1)	-	-
Restricted stock withholdings	(8.3)	(6.3)	(11.1)
Excess income tax benefit from stock option exercises	-	-	11.8
Debt issuance costs	(0.3)	(10.0)	(58.4)
Repurchase of common stock	-	(415.5)	(150.0)
Net cash (used in) provided by financing activities	(1,210.5)	(743.2)	7,106.7
Effect of exchange rates on cash and cash equivalents	29.3	(22.7)	(22.6)
(Decrease) increase in cash and cash equivalents	(109.7)	(825.2)	376.0
Cash and cash equivalents, beginning of year	634.1	1,459.3	1,083.3
Cash and cash equivalents, end of period	$524.4	$634.1	$1,459.3

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

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

The words “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.  “Zimmer” used alone refers to the business or information of us and our subsidiaries on a stand-alone basis without inclusion of the business or information of LVB Acquisition, Inc. (“LVB”) or any of its subsidiaries, including Biomet, Inc. (“Biomet”), all of which we acquired in June 2015 (sometimes hereinafter referred to as the “Biomet merger” or the “merger”).

2.	Significant Accounting Policies

Basis of Presentation - The consolidated financial statements include the accounts of Zimmer Biomet Holdings and its subsidiaries in which it holds a controlling financial interest.  All significant intercompany accounts and transactions are eliminated.  Certain amounts in the 2015 and 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

Use of Estimates - The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

Foreign Currency Translation - The financial statements of our foreign subsidiaries are translated into U.S. Dollars using period-end exchange rates for assets and liabilities and average exchange rates for operating results.  Unrealized translation gains and losses are included in accumulated other comprehensive income in stockholders’ equity.  When a transaction is denominated in a currency other than the subsidiary’s functional currency, we recognize a transaction gain or loss when the transaction is settled.  Foreign currency transaction gains and losses included in net earnings for the years ended December 31, 2017, 2016 and 2015 were not significant.

Revenue Recognition - We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories.  The direct channel accounts represented approximately 75 percent of our net sales in 2017.  Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures.  No revenue is recognized upon the placement of inventory into consignment as we retain title and maintain the inventory on our balance sheet.  Upon implantation, we issue an invoice and revenue is recognized.  Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market.  Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group.  At negotiated thresholds within a contract buying period, price discounts may increase.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 25 percent of our net sales in 2017.  With these types of sales, revenue is recognized when title to product passes, either upon shipment of the product or in some cases upon implantation of the product.  Product is generally sold at contractually fixed prices for specified periods.  Payment terms vary by customer, but are typically less than 90 days.

If sales incentives are earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and, if so, recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized.  Occasionally, products are returned and, accordingly, we maintain an estimated sales return reserve that is recorded as a reduction in revenue.  Product returns were not significant for the years ended December 31, 2017, 2016 and 2015.

Taxes collected from customers and remitted to governmental authorities are presented on a net basis and excluded from revenues.

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant.  Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative expenses and were $263.6 million, $231.7 million and $214.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Research and Development - We expense all research and development (“R&D”) costs as incurred except when there is alternative future use for the R&D.  R&D costs include salaries, prototypes, depreciation of equipment used in R&D, consultant fees and service fees paid to collaborative partners.  Where contingent milestone payments are due to third parties under R&D arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Litigation - We record a liability for contingent losses, including future legal costs, settlements and judgments, when we consider it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated.

Special Items - We recognize expenses resulting directly from our business combinations, employee termination benefits, certain R&D agreements, certain contract terminations, intangible asset impairment, consulting and professional fees and asset impairment or loss on disposal charges connected with global restructuring, quality enhancement and remediation efforts, operational excellence initiatives, and other items as “Special items” in our consolidated statement of earnings. “Special items” included (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Biomet-related
Merger consideration compensation expense	$-	$-	$90.4
Retention plans	-	-	73.0
Consulting and professional fees	81.5	220.4	167.4
Employee termination benefits	12.1	50.8	101.0
Dedicated project personnel	50.6	79.8	62.3
Relocated facilities	7.7	19.1	5.6
Certain litigation matters	15.5	2.5	-
Contract terminations	5.2	39.9	95.0
Information technology integration	5.9	14.3	5.2
Intangible asset impairment	26.8	30.0	-
Loss/impairment on assets	9.8	13.0	-
Other	32.9	17.5	19.2
Total Biomet-related	248.0	487.3	619.1
Other
Consulting and professional fees	218.1	33.0	114.8
Employee termination benefits	3.5	7.0	1.9
Dedicated project personnel	45.6	17.3	31.8
Relocated facilities	6.3	0.2	-
Certain litigation matters	78.2	30.8	31.2
Certain claims (Note 19)	10.3	-	7.7
Contract terminations	3.9	2.9	-
Information technology integration	2.9	1.3	1.8
Intangible asset impairment	-	1.1	-
Loss/impairment on assets	-	-	3.8
LDR merger consideration compensation expense	-	24.1	-
Contingent consideration adjustments	(4.5)	-	2.4
Certain R&D agreements	2.5	-	-
Other	18.3	6.8	25.0
Total Other	385.1	124.5	220.4
Special items	$633.1	$611.8	$839.5

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

Pursuant to the Biomet merger agreement, retention plans were established for certain Biomet employees and third-party sales agents. Retention payments were earned by employees and third-party sales agents who remained with Biomet through the Closing Date.  We recognized $73.0 million of expense resulting from these retention plans in 2015.

Consulting and professional fees include expenditures related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations including our merger with Biomet; legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; other consulting and professional fees and contract labor related to our quality enhancement and remediation efforts and operational excellence initiatives; third-party fees related to severance and termination benefits matters; costs of complying with our deferred prosecution agreement with the U.S. Department of Justice; and consulting fees related to certain information system integrations.

After the closing date of the Biomet merger, we started to implement our integration plans to drive operational synergies.  Part of these integration plans included termination of employees and certain contracts with independent agents, distributors, suppliers and lessors.  Our integration plans are expected to last through mid-2018 and we expect to incur approximately a total of $170 million for employee termination benefits and $140 million for contract termination expense in that time period.  As of December 31, 2017, we had incurred a cumulative total of $163.9 million for employee termination benefits and $140.1 million for contract termination expense.  Accordingly, our integration plans with respect to employee termination benefits and contract termination expenses are substantially complete.  The following table summarizes the liabilities related to these integration plans (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Total
Balance, December 31, 2016	$38.1	$35.1	$73.2
Additions	12.1	5.2	17.3
Cash payments	(36.7)	(10.4)	(47.1)
Foreign currency exchange rate changes	1.3	0.4	1.7
Balance, December 31, 2017	$14.8	$30.3	$45.1

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

Relocated facilities expenses are the moving costs, lease expenses and other facility costs incurred during the relocation period in connection with relocating certain facilities.

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

As part of the Biomet merger, we recognized $209.0 million of intangible assets for in-process research and development (“IPR&D”) projects.  During 2017 and 2016, we recorded impairment losses of $18.8 million and $30.0 million, respectively, related to these IPR&D intangible assets.  The impairments were primarily due to the termination of certain IPR&D projects.  We also recognized $479.0 million of intangible assets for trademarks that we designated as having an indefinite life.  During 2017, we reclassified one of these trademarks to a finite life asset which resulted in an impairment of $8.0 million.

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

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.  The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables.  We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for potential credit losses.  We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information.  We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible.  The allowance for doubtful accounts was $60.2 million and $51.6 million as of December 31, 2017 and 2016, respectively.

Inventories - Inventories are stated at the lower of cost or market, with cost determined on a first-in first-out basis.

Property, Plant and Equipment - Property, plant and equipment is carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method based on estimated useful lives of ten to forty years for buildings and improvements and three to eight years for machinery and equipment.  Maintenance and repairs are expensed as incurred.  We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  An impairment loss would be recognized when estimated future undiscounted cash flows relating to the asset are less than its carrying amount.  An impairment loss is measured as the amount by which the carrying amount of an asset exceeds its fair value.

Software Costs - We capitalize certain computer software and software development costs incurred in connection with developing or obtaining computer software for internal use when both the preliminary project stage is completed and it is probable that the software will be used as intended.  Capitalized software costs generally include external direct costs of materials and services utilized in developing or obtaining computer software and compensation and related benefits for employees who are directly associated with the software project.  Capitalized software costs are included in property, plant and equipment on our balance sheet and amortized on a straight-line or weighted average estimated user basis when the software is ready for its intended use over the estimated useful lives of the software, which approximate three to fifteen years.

Instruments - Instruments are hand-held devices used by surgeons during total joint replacement and other surgical procedures.  Instruments are recognized as long-lived assets and are included in property, plant and equipment.  Undeployed instruments are carried at cost or realizable value.  Instruments in the field are carried at cost less accumulated depreciation.  Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years.  We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable.  Depreciation of instruments is recognized as selling, general and administrative expense.

Goodwill - Goodwill is not amortized but is subject to annual impairment tests.  Goodwill has been assigned to reporting units.  We perform annual impairment tests by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment.  We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value or significantly increase its net assets.  If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies.  Significant assumptions are incorporated into our discounted cash flow analyses such as estimated growth rates and risk-adjusted discount rates.  We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the carrying value of the reporting unit’s assets may not be recoverable.  If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the business unit exceeds the fair value. See Note 9 for more information regarding goodwill.

Intangible Assets - Intangible assets are initially measured at their fair value.  We have determined the fair value of our intangible assets either by the fair value of the consideration exchanged for the intangible asset or the estimated after-tax discounted cash flows expected to be generated from the intangible asset.  Intangible assets with an indefinite life, including certain trademarks and trade names and IPR&D projects, are not amortized.  Indefinite life intangible assets are assessed annually to determine whether events and circumstances continue to support an indefinite life.  Intangible assets with a finite life, including core and developed technology, certain trademarks and trade names, customer-related intangibles, intellectual property rights and patents and licenses are amortized on a straight-line basis over their estimated useful life, ranging from less than one year to twenty years.  Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

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

Income Taxes - We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period the new tax rate is enacted.

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

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Our income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions.  Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Because income tax adjustments in certain jurisdictions can be significant, we record accruals representing management's best estimate of the probable resolution of these matters.  To the extent additional information becomes available, such accruals are adjusted to reflect the revised estimated probable outcome.

Derivative Financial Instruments - We measure all derivative instruments at fair value and report them on our consolidated balance sheet as assets or liabilities.  We maintain written policies and procedures that permit, under appropriate circumstances and subject to proper authorization, the use of derivative financial instruments solely for risk management purposes.  The use of derivative financial instruments for trading or speculative purposes is prohibited by our policy.  See Note 13 for more information regarding our derivative and hedging activities.

Other Comprehensive Income (Loss) - Other comprehensive income (loss) (“OCI”) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity.  Our OCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges, unrealized gains and losses on available-for-sale securities and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

Treasury Stock - We account for repurchases of common stock under the cost method and present treasury stock as a reduction of stockholders’ equity.  We reissue common stock held in treasury only for limited purposes.

Noncontrolling Interest - We have an investment in another company in which we have a controlling financial interest, but not 100 percent of the equity.  Further information related to the noncontrolling interests of that investment has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements – In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 – Simplifying the Test for Goodwill Impairment.  This ASU requires goodwill impairment to be measured as the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  Under previous guidance, if the carrying amount of a reporting unit’s net assets were greater than its fair value, impairment was measured as the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value.  The determination of a reporting unit’s implied goodwill generally required significant estimates to fair value its net assets.  Therefore, this ASU simplifies goodwill impairment testing by eliminating the need to estimate the fair value of a reporting unit’s net assets.  The impact of this ASU is dependent on the specific facts and circumstances of future impairments and is applied prospectively on testing that occurs subsequent to adoption.  We elected to early adopt this ASU in 2017.  As a result, the new ASU was used to determine the goodwill impairment charge on our Office Based Technologies and Spine, less Asia Pacific reporting units that were recognized in 2017.  See Note 9 for additional details regarding this goodwill impairment charge.

In October 2016, the FASB issued ASU 2016-16 – Intra-Entity Asset Transfers of Assets Other than Inventory.  This ASU changes the accounting for the tax effects of intra-entity asset transfers/sales. Under current GAAP, the tax effects of intra-entity asset transfers/sales are deferred until the transferred asset is sold to a third party or otherwise recovered through use.  Under the new guidance, the tax expense from the sale of the asset in the seller’s tax jurisdiction is recognized when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation.  Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer.  The new guidance does not apply to intra-entity transfers/sales of inventory.  We early adopted this standard effective January 1, 2017.  The modified retrospective approach is required for transition, which resulted in us recognizing a cumulative-effect adjustment in Retained earnings as of January 1, 2017 for intra-entity transfers/sales we had executed prior to that date.  The January 1, 2017 cumulative effect adjustment resulted in a $77.8 million decrease to Retained earnings, a $3.9 million decrease to Prepaid expenses and other current assets, a $22.4 million decrease in Other assets, a $2.0 million decrease to Income taxes payable, and a $53.5 million increase to Deferred income taxes, net.  The adoption of this ASU resulted in additional tax benefit of $5.9 million to our provision for income taxes in the year ended December 31, 2017 compared to what it would have been under the previous accounting rules.

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

We have completed our assessment of this ASU.  Based upon our assessment, there will not be a material change to the timing of our revenue recognition.  However, we will be required to reclassify certain immaterial costs from selling, general and administrative (“SG&A”) expense to net sales, which will result in a reduction of net sales, but have no impact on operating profit.  We will adopt this new standard using the retrospective method, which will result in us restating prior reporting periods presented.

In March 2017, the FASB issued ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires us to report the service cost component of pensions in the same location as other compensation costs arising from services rendered by the pertinent employees during the period. We will be required to report the other components of net benefit costs in Other Income (Expense) in the statement of earnings.  This ASU will be effective for us beginning January 1, 2018.  The ASU must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost in assets.  See Note 14 for further information on the components of our net benefit cost.

In February 2016, the FASB issued ASU 2016-02 – Leases.  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019. Early adoption is permitted. Based on current guidance, this ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements. We own most of our manufacturing facilities, but lease various office space and other less significant assets throughout the world. We have formed our project team and have begun a process to collect the necessary information to implement this ASU.  We will continue evaluating our leases and the related impact this ASU will have on our consolidated financial statements throughout 2018.

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

The following table sets forth unaudited pro forma financial information derived from (i) the audited financial statements of Zimmer for the year ended December 31, 2015; and (ii) the unaudited financial statements of LVB for the period January 1, 2015 to June 23, 2015.  The pro forma financial information has been adjusted to give effect to the merger as if it had occurred on January 1, 2014.

Pro Forma Financial Information

(Unaudited)

Year Ended December 31, 2015
(in millions)
Net Sales	$7,517.8
Net Earnings	$330.2

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

LDR Acquisition

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

The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the closing date of the LDR merger (in millions):

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

The following table summarizes the aggregate final estimated fair value as of the respective closing dates of the assets acquired and liabilities assumed related to the Cayenne Medical, CTC, CD Diagnostics, MedTech, and other immaterial acquisitions that occurred during the year ended December 31, 2016 (in millions):

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

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”).  Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Total expense, pre-tax	$53.7	$57.3	$46.4
Tax benefit related to awards	12.5	31.5	14.5
Total expense, net of tax	$41.2	$25.8	$31.9

Stock Options

We had two equity compensation plans in effect at December 31, 2017: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors.  The 2009 Plan succeeded the 2006 Stock Incentive Plan (“2006 Plan”) and the TeamShare Stock Option Plan (“TeamShare Plan”).  No further awards have been granted under the 2006 Plan or under the TeamShare Plan since May 2009, and shares remaining available for grant under those plans have been merged into the 2009 Plan.  Vested stock options previously granted under the 2006 Plan and the TeamShare Plan remained outstanding as of December 31, 2017.  We have reserved the maximum number of shares of common stock available for award under the terms of each of these plans.  We have registered 71.6 million shares of common stock under these plans.  The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights.  The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans.  The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year.  The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors.  It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock.  The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited.  At December 31, 2017, an aggregate of 11.8 million shares were available for future grants and awards under these plans.

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

A summary of stock option activity for the year ended December 31, 2017 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2017	7,901	$86.21
Options granted	1,663	121.52
Options exercised	(1,730)	79.41
Options forfeited	(532)	113.54
Options expired	(45)	96.27
Outstanding at December 31, 2017	7,257	$93.83	6.3	$197.0
Vested or expected to vest as of December 31, 2017	6,742	$92.36	6.2	$192.8
Exercisable at December 31, 2017	4,107	$79.67	4.6	$168.6

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, the intrinsic value of options exercised and the tax benefit of options exercised in the indicated year:

	For the Years Ended December 31,
	2017	2016	2015
Dividend yield	0.8%	0.9%	0.8%
Volatility	21.6%	21.9%	22.2%
Risk-free interest rate	2.0%	1.4%	1.7%
Expected life (years)	5.3	5.3	5.3
Weighted average fair value of options granted	$26.09	$21.30	$22.30
Intrinsic value of options exercised (in millions)	$67.6	$73.0	$49.4
Tax benefit of options exercised (in millions)	$27.7	$30.1	$81.4

As of December 31, 2017, there was $56.9 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans.  That expense is expected to be recognized over a weighted average period of 2.7 years.

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

A summary of nonvested RSU activity for the year ended December 31, 2017 is as follows (RSUs in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2017	1,394	$102.04
Granted	586	115.77
Vested	(256)	97.12
Forfeited	(363)	107.02
Outstanding at December 31, 2017	1,361	107.56

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant.  For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards.  The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period.  As of December 31, 2017, we estimate that approximately 776,600 outstanding RSUs will vest.  If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period.  Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2017 was $54.2 million and is expected to be recognized over a weighted-average period of 2.6 years.  The fair value of RSUs vesting during the years ended December 31, 2017, 2016 and 2015 based upon our stock price on the date of vesting was $31.2 million, $25.5 million, and $40.6 million, respectively.

5.	Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2017	2016
Finished goods	$1,632.2	$1,556.9
Work in progress	200.0	141.7
Raw materials	249.6	260.8
Inventories	$2,081.8	$1,959.4

Amounts charged to the consolidated statements of earnings for excess and obsolete inventory, including certain product lines we intend to discontinue, in the years ended December 31, 2017, 2016 and 2015 were $128.4 million, $195.4 million and $118.4 million, respectively.  The increase in the 2016 period primarily resulted from our decision to discontinue certain products.

6.	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2017	2016
Land	$29.0	$37.0
Building and equipment	1,838.5	1,789.9
Capitalized software costs	421.6	397.2
Instruments	2,683.9	2,347.6
Construction in progress	110.7	99.8
	5,083.7	4,671.5
Accumulated depreciation	(3,045.1)	(2,633.6)
Property, plant and equipment, net	$2,038.6	$2,037.9

Depreciation expense was $454.1 million, $466.7 million and $375.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

7.	Transfers of Financial Assets

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of December 31, 2017 of $350 million.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  The result is our risk of loss being limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $22.9 million and $5.2 million as of December 31, 2017 and 2016, respectively.

In Europe, we sell to a third party and have no continuing involvement or significant risk with the factored accounts receivable.

Funds received from the transfers are recorded as an increase to cash and a reduction to accounts receivable outstanding in the consolidated balance sheets.  We report the cash flows attributable to the sale of receivables to third parties in cash flows from operating activities in our consolidated statements of cash flows.  Net expenses resulting from the sales of receivables are recognized in selling, general and administrative expense.  Net expenses include any resulting gains or losses from the sales of receivables, credit insurance and factoring fees.

For the years ended December 31, 2017 and 2016, we sold receivables having an aggregate face value of $1,456.9 million and $103.1 million to third parties in exchange for cash proceeds of $1,455.6 million and $103.1 million, respectively.  Expenses recognized on these sales during the years ended December 31, 2017 and 2016, were not significant.  For the year ended December 31, 2017, under the U.S. and Japan programs, we collected $1,031.2 million from our customers and remitted that amount to the third party, and we effectively repurchased $96.3 million of previously sold accounts receivable from the third party due to the programs’ revolving nature. At December 31, 2017, we collected $103.5 million that was unremitted to the third party, which is reflected in our balance sheet under other current liabilities.  We estimate the incremental operating cash inflows related to all of our programs were approximately $174 million and $103 million for the years ended December 31, 2017 and 2016.

At December 31, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $197.0 million and $64.2 million, respectively.

8.	Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$1.6	$-	$1.6	$-
Interest rate swaps	4.5	-	4.5	-
	$6.1	$-	$6.1	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$50.9	$-	$50.9	$-
Contingent payments related to acquisitions	41.0	-	-	41.0
	$91.9	$-	$50.9	$41.0

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$65.3	$-	$65.3	$-
Interest rate swaps	4.0	-	4.0	-
	$69.3	$-	$69.3	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Contingent payments related to acquisitions	62.8	-	-	62.8
	$63.1	$-	$0.3	$62.8

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

Contingent payments related to acquisitions consist of commercial milestone, cost savings and sales-based payments, and are valued using discounted cash flow techniques. The fair value of commercial milestone payments reflects management’s expectations of probability of payment, and increases as the probability of payment increases or expectation of timing of payments is accelerated. The fair value of cost savings and sales-based payments is based upon probability-weighted future cost savings and revenue estimates, and increases as cost savings and revenue estimates increase, probability weighting of higher cost savings and revenue scenarios increase or expectation of timing of payment is accelerated. The majority of these contingent payments are related to acquisitions that occurred in 2016.  We recognized $4.5 million of income related to contingent payments due to changes in estimates for the year ended December 31, 2017. We also paid $13.7 million in contingent payments and made a fair value adjustment of $3.6 million to the preliminary estimate of contingent consideration that reduced the contingent payment liability for the year ended December 31, 2017.

9.	Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill (in millions):

	Americas	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Total
Balance at January 1, 2016
Goodwill	$7,328.0	$1,291.0	$548.9	$1,139.3	$10,307.2
Accumulated impairment losses	-	-	-	(373.0)	(373.0)
	7,328.0	1,291.0	548.9	766.3	9,934.2
Biomet purchase accounting adjustments	31.9	(8.0)	(61.3)	(8.3)	(45.7)
LDR purchase accounting	-	-	-	482.4	482.4
Other acquisitions	284.8	34.3	-	20.9	340.0
Currency translation	(10.2)	(53.6)	(0.3)	(2.9)	(67.0)
Balance at December 31, 2016
Goodwill	7,634.5	1,263.7	487.3	1,631.4	11,016.9
Accumulated impairment losses	-	-	-	(373.0)	(373.0)
	7,634.5	1,263.7	487.3	1,258.4	10,643.9
LDR purchase accounting	-	-	-	24.5	24.5
Other acquisitions	(0.5)	(33.2)	-	27.6	(6.1)
Currency translation	90.8	149.3	13.2	57.5	310.8
Impairment	-	-	-	(304.7)	(304.7)
Balance at December 31, 2017
Goodwill	7,724.8	1,379.8	500.5	1,741.0	11,346.1
Accumulated impairment losses	-	-	-	(677.7)	(677.7)
	$7,724.8	$1,379.8	$500.5	$1,063.3	$10,668.4

During the year ended December 31, 2017, we recorded goodwill impairment charges related to our Office Based Technologies and Spine, less Asia Pacific (“Spine”) reporting units of $32.7 million and $272.0 million, respectively.

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

We performed our annual goodwill impairment test in the fourth quarter of 2017.  In our annual impairment test, we determined our Spine reporting unit’s carrying value was in excess of its estimated fair value.  As discussed in Note 2, we elected to early adopt ASU 2017-04 in the third quarter of 2017.  This resulted in an impairment charge of $272.0 million, representing the amount by which the reporting unit’s carrying value exceeded its estimated fair value.  This reporting unit includes goodwill from Zimmer as well as additional goodwill from both the Biomet and LDR mergers.  The forecasts used to recognize the goodwill related to the spine product categories of Biomet and LDR assumed cross sale opportunities of the combined businesses, including the proprietary Mobi-C Cervical Disc acquired with LDR, would enable the reporting unit to grow faster than the overall spine market. The primary drivers of impairment were lower than expected sales due to sales force integration issues and additional complexities of combining the Zimmer, Biomet and LDR spine product supply chains.  As a result, it will take longer than originally anticipated to realize the benefits of the mergers of the Biomet and LDR spine product categories.

We estimated the fair value of the Spine reporting unit based on income and market approaches.  Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit.  Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly traded companies that are similar to our Spine reporting unit and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the reporting unit, we utilized a combination of market and company specific inputs that a market participant would use in assessing the fair value of the reporting unit.  The primary market input was revenue growth rates.  These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles.  Significant company specific inputs included assumptions regarding how the reporting unit could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We have five other reporting units with goodwill assigned to them.  The estimated fair values of these reporting units exceeded their carrying value by more than 10 percent.  We estimated the fair value of those reporting units using the income and market approaches.

We will continue to monitor the fair value of our Spine reporting unit as well as our other five reporting units in our interim and annual reporting periods.  If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future.  Factors that could result in our cash flows being lower than our current estimates include: 1) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 2) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors.  Additionally, changes in the broader economic environment could cause changes to our estimated discount rates or comparable company valuation indicators, which may impact our estimated fair values.

The components of identifiable intangible assets were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2017:
Intangible assets subject to amortization:
Gross carrying amount	$3,669.8	$180.7	$671.1	$5,409.5	$-	$160.0	$10,091.1
Accumulated amortization	(1,061.4)	(176.1)	(132.1)	(890.4)	-	(84.1)	(2,344.1)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	460.0	-	146.4		606.4
Total identifiable intangible assets	$2,608.4	$4.6	$999.0	$4,519.1	$146.4	$75.9	$8,353.4
As of December 31, 2016:
Intangible assets subject to amortization:
Gross carrying amount	$3,599.4	$181.6	$626.1	$5,303.5	$-	$135.7	$9,846.3
Accumulated amortization	(806.8)	(172.3)	(80.8)	(566.0)	-	(70.4)	(1,696.3)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	475.1	-	160.3	-	635.4
Total identifiable intangible assets	$2,792.6	$9.3	$1,020.4	$4,737.5	$160.3	$65.3	$8,785.4

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2017 for the years ending December 31, 2018 through 2022 is (in millions):

For the Years Ending December 31,
2018	$595.0
2019	575.4
2020	572.2
2021	563.9
2022	557.4

10.	Other Current and Long-term Liabilities

Other current and long-term liabilities consisted of the following (in millions):

	As of December 31,
	2017	2016
Other current liabilities:
License and service agreements	$171.4	$168.0
Certain claims accrual (Note 19)	78.0	75.0
Salaries, wages and benefits	255.2	225.8
Accrued liabilities	795.2	789.1
Total other current liabilities	$1,299.8	$1,257.9
Other long-term liabilities:
Certain claims accrual (Note 19)	121.4	218.6
Other long-term liabilities	324.4	244.0
Total other long-term liabilities	$445.8	$462.6

11.	Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2017	2016
Current portion of long-term debt
1.450% Senior Notes due 2017	$-	$500.0
U.S. Term Loan B	75.0	75.0
2.000% Senior Notes due 2018	1,150.0	-
Other short-term debt	-	0.6
Total short-term debt	$1,225.0	$575.6
Long-term debt
2.000% Senior Notes due 2018	$-	$1,150.0
4.625% Senior Notes due 2019	500.0	500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	600.4	527.4
2.425% Euro Notes due 2026	600.4	527.4
U.S. Term Loan A	835.0	1,700.0
U.S. Term Loan B	600.0	675.0
Japan Term Loan A	103.2	99.6
Japan Term Loan B	187.9	-
Other long-term debt	4.1	4.2
Debt discount and issuance costs	(53.2)	(65.8)
Adjustment related to interest rate swaps	23.1	31.4
Total long-term debt	$8,917.5	$10,665.8

At December 31, 2017, our total debt consisted of $8.4 billion aggregate principal amount of senior notes, which included $1.2 billion of Euro-denominated senior notes (“Euro notes”),  $835.0 million outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $675.0 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that each will mature on September 27, 2022, and other debt and fair value adjustments totaling $27.2 million, partially offset by debt discount and issuance costs of $53.2 million.

On September 22, 2017, we entered into a term loan agreement for the Japan Term Loan B, and an amended and restated term loan agreement, which amended and restated the Japan Term Loan A loan agreement dated as of May 24, 2012, as amended as of October 31, 2014. As described above, the term loans under both of these agreements will mature on September 27, 2022. Each of these term loans bears interest at a fixed rate of 0.635 percent per annum.

On December 13, 2016, we completed the offering of €500 million aggregate principal amount of our 1.414% Euro notes due December 13, 2022 and €500 million aggregate principal amount of our 2.425% Euro notes due December 13, 2026.  Interest is payable on each series of Euro notes on December 13 of each year until maturity.

In 2016, we also entered into U.S. Term Loan B and borrowed $750.0 million thereunder to repay outstanding borrowings under a previous multicurrency revolving facility incurred in connection with the acquisition of LDR.

In 2015, we issued senior notes and borrowed $3.0 billion under U.S. Term Loan A to finance a portion of the cash consideration payable in the Biomet merger, pay merger related fees and expenses and pay a portion of Biomet’s funded debt.

In 2016 and 2015, we used a portion of the funds received from the above-described note issuances and borrowings to repay other outstanding debt.  The repayments resulted in debt extinguishment charges of $53.3 million and $22.0 million in 2016 and 2015, respectively, recorded as part of other expense, net.

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

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates based upon indices determined by the currency of the borrowing, or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term credit rating, or, in the case of borrowings under the Multicurrency Revolving Facility only, at a fixed rate determined through a competitive bid process.  We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility at a rate determined by reference to our senior unsecured long-term credit rating.

The 2016 Credit Agreement and 2014 Credit Agreement, as amended, contain customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers and sales of assets. Financial covenants under the 2016 and 2014 Credit Agreements include a consolidated indebtedness to consolidated EBITDA ratio of no greater than 5.0 to 1.0 through June 30, 2017, and no greater than 4.5 to 1.0 thereafter.  If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all covenants under the 2016 and 2014 Credit Agreements as of December 31, 2017.  As of December 31, 2017, there were no borrowings outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.  We have paid $2.165 billion in principal under U.S. Term Loan A, resulting in $835.0 million in outstanding borrowings as of December 31, 2017.  The interest rate at December 31, 2017 was 2.9 percent on U.S. Term Loan A.

Under the terms of U.S. Term Loan B, future principal payments are due as follows: $75.0 million on September 30, 2018, with the remaining balance due on the U.S. Term Loan B maturity date of September 30, 2019.  We have paid $75.0 million in principal under U.S. Term Loan B, resulting in $675.0 million outstanding on the U.S. Term Loan B as of December 31, 2017.  The interest rate at December 31, 2017 was 2.6 percent on U.S. Term Loan B.

We may, at our option, redeem our senior notes, in whole or in part, at any time upon payment of the principal, any applicable make-whole premium, and accrued and unpaid interest to the date of redemption. In addition, we may redeem, at our option, the 2.700% Senior Notes due 2020, the 3.375% Senior Notes due 2021, the 3.150% Senior Notes due 2022, the 3.550% Senior Notes due 2025, the 4.250% Senior Notes due 2035 and the 4.450% Senior Notes due 2045 without any make-whole premium at specified dates ranging from one month to six months in advance of the scheduled maturity date.

The estimated fair value of our senior notes as of December 31, 2017, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,489.8 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of December 31, 2017, based upon publicly available market yield curves and the terms of the debt (Level 2), was $290.0 million.  The carrying values of U.S. Term Loan A and U.S. Term Loan B approximate fair value as they bear interest at short-term variable market rates.

We entered into interest rate swap agreements which we designated as fair value hedges of underlying fixed-rate obligations on our senior notes due 2019 and 2021.  These fair value hedges were settled in 2016.  In 2016, we entered into various variable-to-fixed interest rate swap agreements that were accounted for as cash flow hedges of U.S. Term Loan B.  See Note 13 for additional information regarding the interest rate swap agreements.

We also have available uncommitted credit facilities totaling $58.4 million.

At December 31, 2017 and 2016, the weighted average interest rate for our borrowings was 2.9 percent and 2.8 percent, respectively.  We paid $317.5 million, $363.1 million, and $207.1 million in interest during 2017, 2016, and 2015, respectively.

12.	Accumulated Other Comprehensive (Loss) Income

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

The following table shows the changes in the components of OCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit
	Translation	Hedges	Plan Items
Balance December 31, 2016	$(323.5)	$32.3	$(142.8)
OCI before reclassifications	445.0	(95.0)	(2.7)
Reclassifications	-	(3.8)	7.3
Balance December 31, 2017	$121.5	$(66.5)	$(138.2)

The following table shows the reclassification adjustments from OCI (in millions):

	Amount of Gain / (Loss)
	Reclassified from OCI
	For the Years Ended December 31,			Location on
Component of OCI	2017	2016	2015	Statement of Earnings
Cash flow hedges
Foreign exchange forward contracts	$5.1	$87.7	$122.3	Cost of products sold
Forward starting interest rate swaps	-	(66.4)	-	Other expense
Forward starting interest rate swaps	(0.5)	(1.7)	(1.3)	Interest expense
	4.6	19.6	121.0	Total before tax
	0.8	(6.2)	28.0	Provision (benefit) for income taxes
	$3.8	$25.8	$93.0	Net of tax
Defined benefit plans
Prior service cost	$10.3	$7.8	$5.6	*
Unrecognized actuarial (loss)	(22.1)	(22.9)	(20.1)	*
	(11.8)	(15.1)	(14.5)	Total before tax
	(4.5)	(5.2)	(5.3)	Benefit for income taxes
	$(7.3)	$(9.9)	$(9.2)	Net of tax
Total reclassifications	$(3.5)	$15.9	$83.8	Net of tax

*	These OCI components are included in the computation of net periodic pension expense (see Note 14).

The following table shows the tax effects on each component of OCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Foreign currency cumulative translation adjustments	$396.8	$(128.2)	$(305.2)	$(48.2)	$1.8	$-	$445.0	$(130.0)	$(305.2)
Unrealized cash flow hedge gains	(116.0)	29.7	59.1	(21.0)	1.4	6.4	(95.0)	28.3	52.7
Reclassification adjustments on foreign currency hedges	(4.6)	(19.6)	(121.0)	(0.8)	6.2	(28.0)	(3.8)	(25.8)	(93.0)
Unrealized gains/(losses) on securities	-	0.5	(0.2)	-	-	-	-	0.5	(0.2)
Adjustments to prior service cost and unrecognized actuarial assumptions	6.6	27.3	(25.0)	2.0	5.3	(3.6)	4.6	22.0	(21.4)
Total Other Comprehensive Income (Loss)	$282.8	$(90.3)	$(392.3)	$(68.0)	$14.7	$(25.2)	$350.8	$(105.0)	$(367.1)

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of the Senior Notes due 2019 and all of the Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of December 31, 2017 was $23.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of the thirty year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015.  The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled at a loss of $97.6 million in 2015.  This loss will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  With the issuance of the Euro notes in December 2016, we extinguished a portion of the 4.450% Senior Notes due 2045 and recognized $66.4 million of the previously settled loss as part of our debt extinguishment cost.  The remaining loss to be recognized at December 31, 2017 was $27.7 million.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. dollar.  In order to mitigate the volatility in foreign exchange rates, we issued Euro notes in December 2016, as discussed in Note 11, and designated 100 percent of the Euro notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro.  All changes in the fair value of the hedging instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the consolidated balance sheet.

We also entered into a foreign currency exchange forward contract in anticipation of the Euro notes issuance and designated it as a net investment hedge.

In the years ended December 31, 2017 and 2016, we recognized a foreign exchange loss of $146.0 million and a foreign exchange gain of $18.8 million, respectively, in OCI on our net investment hedges.  We recognized no ineffectiveness from our net investment hedges for the years ended December 31, 2017 and 2016.

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

For foreign currency exchange forward contracts outstanding at December 31, 2017, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars.  These derivatives mature at dates ranging from January 2018 through June 2020.  As of December 31, 2017, the notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars were $1,735.9 million.  As of December 31, 2017, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $291.3 million.

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

Income Statement Presentation

Derivatives Designated as Fair Value Hedges

Derivative instruments designated as fair value hedges had the following effects on our consolidated statements of earnings (in millions):

		Gain / (Loss) on Instrument			Gain / (Loss) on Hedged Item
	Location on Statement of	Years Ended December 31,			Years Ended December 31,
Derivative Instrument	Earnings	2017	2016	2015	2017	2016	2015
Interest rate swaps	Interest expense	$-	$7.5	$2.8	$-	$(7.5)	$(2.8)

We had no ineffective fair value hedging instruments nor any amounts excluded from the assessment of hedge effectiveness during the years ended December 31, 2017, 2016 and 2015.

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on OCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income (loss) and consolidated balance sheets (in millions):

	Amount of Gain / (Loss)				Amount of Gain / (Loss)
	Recognized in OCI			Location on	Reclassified from OCI
	Years Ended December 31,			Statement of	Years Ended December 31,
Derivative Instrument	2017	2016	2015	Earnings	2017	2016	2015
Foreign exchange forward contracts	$(116.5)	$25.7	$97.4	Cost of products sold	$5.1	$87.7	$122.3
Interest rate swaps	0.5	4.0	-	Interest expense	-	-	-
Forward starting interest rate swaps	-	-	(38.3)	Interest expense	(0.5)	(1.7)	(1.3)
Forward starting interest rate swaps	-	-	-	Other expense, net	-	(66.4)	-
	$(116.0)	$29.7	$59.1		$4.6	$19.6	$121.0

The net amount recognized in earnings during the years ended December 31, 2017, 2016 and 2015 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the balance sheet at December 31, 2017, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $84.4 million, or $66.5 million after taxes, which is deferred in accumulated other comprehensive income.  Of the net unrealized loss, $37.2 million, or $31.5 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.4 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

	Location on	Years Ended December 31,
Derivative Instrument	Statement of Earnings	2017	2016	2015
Foreign exchange forward contracts	Other expense, net	$(62.3)	$2.5	$28.8

These gains/(losses) do not reflect offsetting gains of $45.5 million in 2017 and offsetting losses of $15.5 million and $42.2 million in 2016 and 2015, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2017 and December 31, 2016, all derivative instruments designated as fair value hedges and cash flow hedges are recorded at fair value on the balance sheet.  On our consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.   We have master netting agreements with all of our counterparties.

The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2017		As of December 31, 2016
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$14.5	Other current assets	$57.9
Foreign exchange forward contracts	Other assets	4.8	Other assets	34.9
Interest rate swaps	Other assets	4.5	Other assets	4.0
Total asset derivatives		$23.8		$96.8

Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$45.8	Other current liabilities	$20.9
Forward starting interest rate swaps	Other current liabilities	-	Other current liabilities	-
Foreign exchange forward contracts	Other long-term liabilities	22.8	Other long-term liabilities	6.9
Total liability derivatives		$68.6		$27.8

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2017			As of December 31, 2016
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$14.5	$13.4	$1.1	$57.9	$20.6	$37.3
Cash flow hedges	Other assets	4.8	4.3	0.5	34.9	6.8	28.1

Liability Derivatives
Cash flow hedges	Other current liabilities	45.8	13.4	32.4	20.9	20.6	0.3
Cash flow hedges	Other long-term liabilities	22.8	4.3	18.5	6.9	6.8	0.1

The following net investment hedge gains were recognized on our consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain / (Loss)
	Recognized in OCI
	Years Ended December 31,
Derivative Instrument	2017	2016	2015
Euro Notes	$(146.0)	$9.4	$-
Foreign exchange forward contracts	-	9.4	-
	$(146.0)	$18.8	$-

14.	Retirement Benefit Plans

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

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2017	2016	2015	2017	2016	2015
Service cost	$8.7	$9.6	$11.8	$17.7	$19.0	$18.9
Interest cost	14.0	13.8	15.8	8.4	10.0	8.8
Expected return on plan assets	(32.4)	(32.2)	(31.8)	(12.2)	(13.7)	(13.9)
Curtailment gain	-	-	-	-	(0.5)	-
Settlements	0.4	2.6	-	1.1	-	-
Amortization of prior service cost	(5.9)	(5.9)	(3.7)	(4.4)	(1.9)	(1.9)
Amortization of unrecognized actuarial loss	17.9	16.5	17.4	4.2	6.4	2.7
Net periodic benefit cost	$2.7	$4.4	$9.5	$14.8	$19.3	$14.6

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2017	2016	2015	2017	2016	2015
Discount rate	4.33%	4.32%	4.56%	1.38%	1.41%	1.94%
Rate of compensation increase	3.29%	3.29%	3.29%	2.20%	2.08%	2.00%
Expected long-term rate of return on plan assets	7.75%	7.75%	7.75%	2.30%	2.40%	3.05%

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

Discount rates were determined for each of our defined benefit retirement plans at their measurement date to reflect the yield of a portfolio of high quality bonds matched against the timing and amounts of projected future benefit payments.  Beginning in 2016, we changed the method used to estimate the service and interest costs for pension and postretirement benefits.  The new method utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows.  Historically, we utilized a single weighted-average discount rate applied to projected cash outflows.  We made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan's liability cash flows to the corresponding spot rate on the yield curve.  The change did not impact the measurement of the plan's obligations.  We accounted for this change as a change in accounting estimate.

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2017	2016	2017	2016
Projected benefit obligation - beginning of year	$376.9	$375.1	$568.6	$568.6
Service cost	8.7	9.6	17.7	19.0
Interest cost	14.0	13.8	8.4	10.0
Plan amendments	-	-	0.6	(23.4)
Employee contributions	-	-	17.0	23.6
Benefits paid	(14.9)	(14.3)	(34.5)	(31.6)
Actuarial loss (gain)	36.9	(1.6)	15.6	46.7
Expenses paid	-	-	(0.2)	(0.2)
Settlement	(0.9)	(5.7)	(0.8)	-
Translation gain (loss)	-	-	31.2	(44.1)
Projected benefit obligation - end of year	$420.7	$376.9	$623.6	$568.6

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2017	2016	2017	2016
Plan assets at fair market value - beginning of year	$389.4	$374.1	$507.0	$505.6
Actual return on plan assets	58.2	29.5	42.7	34.1
Employer contributions	1.8	5.8	16.5	15.9
Employee contributions	-	-	17.0	23.6
Settlements	(0.9)	(5.7)	-	-
Plan amendments	-	-	-	-
Benefits paid	(14.9)	(14.3)	(34.5)	(31.6)
Expenses paid	-	-	(0.2)	(0.2)
Translation gain (loss)	-	-	26.4	(40.4)
Plan assets at fair market value - end of year	$433.6	$389.4	$574.9	$507.0
Funded status	$12.9	$12.5	$(48.7)	$(61.6)

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2017	2016	2017	2016
Amounts recognized in consolidated balance sheet:
Prepaid pension	$22.8	$24.0	$14.9	$10.2
Short-term accrued benefit liability	(5.6)	(0.4)	(0.8)	(0.7)
Long-term accrued benefit liability	(4.3)	(11.1)	(62.8)	(71.1)
Net amount recognized	$12.9	$12.5	$(48.7)	$(61.6)

We estimate the following amounts recorded as part of accumulated other comprehensive income will be recognized as part of our net pension expense during 2018 (in millions):

	U.S. and
	Puerto Rico	Foreign
Unrecognized prior service cost	$(5.7)	$(4.2)
Unrecognized actuarial loss	22.1	2.6
	$16.4	$(1.6)

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2017	2016	2015	2017	2016	2015
Discount rate	3.78%	4.32%	4.36%	1.27%	1.41%	1.86%
Rate of compensation increase	3.29%	3.29%	3.29%	2.19%	2.08%	2.02%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2017	2016	2017	2016
Projected benefit obligation	$55.1	$51.3	$598.8	$545.7
Plan assets at fair market value	45.2	39.8	544.2	480.2

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2017	2016	2017	2016
Total accumulated benefit obligations	$412.1	$364.8	$609.1	$556.4
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	54.7	32.0	417.4	530.1
Plan assets at fair market value	45.2	21.8	375.5	475.3

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2018	$22.5	$23.4
2019	18.0	25.2
2020	19.2	24.6
2021	20.2	25.0
2022	21.7	27.0
2023-2027	119.6	133.7

The U.S. and Puerto Rico defined benefit retirement plans’ overall investment strategy is to maximize total returns by emphasizing long-term growth of capital while mitigating risk.  We have established target ranges of assets held by the plans of 30 to 65 percent for equity securities, 30 to 50 percent for debt securities and 5 to 15 percent in non-traditional investments.  The plans strive to have sufficiently diversified assets so that adverse or unexpected results from one asset class will not have an unduly detrimental impact on the entire portfolio.  We regularly review the investments in the plans and we may rebalance them from time-to-time based upon the target asset allocation of the plans.

For the U.S. and Puerto Rico plans, we maintain an investment policy statement that guides the investment allocation in the plans.  The investment policy statement describes the target asset allocation positions described above.  Our benefits committee, along with our investment advisor, monitor compliance with and administer the investment policy statement and the plans’ assets and oversee the general investment strategy and objectives of the plans.  Our benefits committee generally meets quarterly to review performance.

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$1.3	$1.3	$-	$-
Equity securities	287.1	-	287.1	-
Intermediate fixed income securities	145.2	-	145.2	-
Total	$433.6	$1.3	$432.3	$-

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$2.7	$2.7	$-	$-
Equity securities	247.3	-	247.3	-
Intermediate fixed income securities	139.4	-	139.4	-
Total	$389.4	$2.7	$386.7	$-

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$31.8	$31.8	$-	$-
Equity securities	161.6	157.6	4.0	-
Fixed income securities	219.5	-	219.5	-
Other types of investments	60.4	-	60.4	-
Real estate	101.6	-	10.6	91.0
Total	$574.9	$189.4	$294.5	$91.0

	As of December 31, 2016
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$37.8	$37.8	$-	$-
Equity securities	144.7	141.3	3.4	-
Fixed income securities	203.1	-	203.1	-
Other types of investments	33.5	-	33.5	-
Real estate	87.9	-	9.2	78.7
Total	$507.0	$179.1	$249.2	$78.7

As of December 31, 2017 and 2016, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2017
Beginning Balance	$78.7
Gains on assets sold	0.3
Change in fair value of assets	3.8
Net purchases and sales	5.2
Translation gain	3.0
Ending Balance	$91.0

We expect that we will have no legally required minimum funding requirements in 2018  for the qualified U.S. and Puerto Rico defined benefit retirement plans, nor do we expect to voluntarily contribute to these plans during 2018.  Contributions to foreign defined benefit plans are estimated to be $17.0 million in 2018 .  We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries.  The benefits offered under these plans are reflective of local customs and practices in the countries concerned.  We expensed $47.9 million, $42.5 million and $40.2 million related to these plans for the years ended December 31, 2017, 2016 and 2015, respectively.

15.	Income Taxes

2017 Tax Act: The President signed U.S. tax reform legislation (“2017 Tax Act”) on December 22, 2017, which is considered the enactment date. The 2017 Tax Act includes a broad range of provisions, many of which significantly differ from those contained in previous U.S. tax law. Changes in tax law are accounted for in the period of enactment. As such, our 2017 consolidated financial statements reflect the immediate tax effect of the 2017 Tax Act.

The 2017 Tax Act contains several key provisions including, among other things:

•	a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (E&P), referred to as the toll charge;
•	a reduction in the corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017;
•

the introduction of a new U.S. tax on certain off-shore earnings referred to as global intangible low-taxed income (GILTI) at an effective tax rate of 10.5 percent for tax years beginning after December 31, 2017 (increasing to 13.125 percent for tax years beginning after December 31, 2025), with a partial offset by foreign tax credits; and

•	the introduction of a territorial tax system beginning in 2018 by providing a 100 percent dividend received deduction on certain qualified dividends from foreign subsidiaries.

During the fourth quarter of 2017, we recorded an income tax benefit of $1,272.4 million, which was comprised of the following:

•

income tax benefit of $715.0 million for the one-time deemed repatriation of foreign earnings. This is composed of a $1,181.0 million benefit from the removal of a deferred tax liability we had recorded for the repatriation of foreign earnings prior to the 2017 Tax Act offset by $466.0 million for the toll charge recognized under the 2017 Tax Act.  In accordance with the 2017 Tax Act, we expect to elect to pay the toll charge in installments over eight years.  As of December 31, 2017, we have recorded current and non-current income tax liabilities related to the toll charge of $82.0 million and $384.0 million, respectively.

•	an income tax benefit of $557.4 million, primarily related to the remeasurement of our deferred tax assets and liabilities at the enacted corporate income tax rate of 21 percent.

The net benefit recorded was based on currently available information and interpretations made in applying the provisions of the 2017 Tax Act as of the time of filing this Annual Report on Form 10-K.  We further refined our estimates related to the impact of the 2017 Tax Act subsequent to the issuance of our earnings release for the fourth quarter of 2017.  In accordance with authoritative guidance issued by the SEC, the income tax effect for certain aspects of the 2017 Tax Act represent provisional amounts for which our accounting is incomplete, but with respect to which a reasonable estimate could be determined and recorded during the fourth quarter of 2017.  The actual effects of the 2017 Tax Act and final amounts recorded may differ materially from our current estimate of provisional amounts due to, among other things, further interpretive guidance that may be issued by U.S. tax authorities or regulatory bodies, including the SEC and the FASB.  We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued so we can finalize the full effects of applying the new legislation on our financial statements in the measurement period, which ends in the fourth quarter of 2018.

We continue to evaluate the impacts of the 2017 Tax Act and consider the amounts recorded to be provisional.  In addition, we are still evaluating the GILTI provisions of the 2017 Tax Act and their impact, if any, on our consolidated financial statements as of December 31, 2017. The FASB allows companies to adopt an accounting policy to either recognize deferred taxes for GILTI or treat such as a tax cost in the year incurred. We have not yet determined which accounting policy to adopt because determining the impact of the GILTI provisions requires analysis of our existing legal entity structure, the reversal of our U.S. GAAP and U.S. tax basis differences in the assets and liabilities of our foreign subsidiaries, and our ability to offset any tax with foreign tax credits. As such, we did not record a deferred income tax expense or benefit related to the GILTI provisions in our consolidated statement of earnings for the year ended December 31, 2017, and we plan to finalize this during the measurement period.

We recorded a provisional amount for the toll charge, which represents our reasonable estimate of the liability due for the one-time mandatory deemed repatriation of our post-1986 untaxed foreign E&P. Determining the provisional toll charge liability required a significant effort based on a number of factors including:

•	analyzing our accumulated untaxed foreign E&P since 1986, including historical practices and assertions made in determining such E&P;
•

determining the composition, including intercompany receivables and payables of specified foreign corporations, of our post-1986 untaxed foreign E&P that is held in cash or liquid assets and other assets at several measurement dates, as a different tax rate is applied to each when determining the toll charge liability;

•	assessing the potential impact of existing uncertain tax positions in determining our accumulated undistributed E&P; and
•	assessing the impact of November 30 tax year end entities which have measurement dates into 2018.

For the aforementioned factors, as well as the proximity of the enactment of the 2017 Tax Act to our year-end, we had limited time to understand the 2017 Tax Act and its various interpretations (including any additional guidance issued through the time of filing this Annual Report on Form 10-K), to assess how to apply the new law to our specific facts and circumstances and determine the toll charge. These factors also contributed to the tax effects recorded being provisional amounts. In addition, we made certain assumptions in determining the provisional toll charge that may result in adjustments when we finalize our analysis and accounting for the 2017 Tax Act, which will include, but will not be limited to, the following:

•	finalizing our analysis of our post-1986 untaxed foreign E&P;
•	finalizing the impact of November 30 tax year ends of certain entities, including 2018 results;
•

finalizing our analysis as to the amounts and nature of, among other items, our intercompany transactions and balances as of various dates to determine the appropriate composition of our post-1986 untaxed E&P as either cash / liquid assets or other assets; and

•	finalizing our analysis of the impacts on our accounting of the GILTI provisions of the 2017 Tax Act.

The components of earnings before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2017	2016	2015
United States operations	$(114.0)	$(251.8)	$(246.2)
Foreign operations	578.6	651.4	399.4
Total	$464.6	$399.6	$153.2

The provision/(benefit) for income taxes and the income taxes paid consisted of the following (in millions):

Current:
Federal	$438.5	$134.2	$55.8
State	2.4	12.4	18.9
Foreign	(13.7)	101.6	96.3
	427.2	248.2	171.0
Deferred:
Federal	(1,728.5)	(108.5)	(120.6)
State	(95.5)	2.3	(20.0)
Foreign	48.0	(47.0)	(23.4)
	(1,776.0)	(153.2)	(164.0)
(Benefit) provision for income taxes	$(1,348.8)	$95.0	$7.0
Income taxes paid	$266.9	$269.6	$193.6

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal deduction	1.8	2.0	(1.7)
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(32.0)	(11.0)	(62.3)
Change in valuation allowance	0.8	-	(3.7)
Non-deductible expenses	2.7	0.9	2.4
Goodwill impairment	22.5	-	-
Tax rate change	(24.0)	-	-
Tax impact of certain significant transactions	-	1.6	21.6
Tax benefit relating to U.S. manufacturer’s deduction	(1.7)	(4.7)	(6.2)
R&D tax credit	(1.2)	(1.9)	(4.2)
Share-based compensation	(2.6)	(2.9)	1.1
Net uncertain tax positions, including interest and penalties	(17.0)	4.2	22.9
U.S. tax reform	(273.8)	-	-
Other	(0.8)	0.6	(0.3)
Effective income tax rate	(290.3)%	23.8%	4.6%

Our operations in Puerto Rico and Switzerland benefit from various tax incentive grants.  These grants expire between fiscal years 2019 and 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Valuation allowances are recorded to reduce deferred income tax assets when it is more likely than not that an income tax benefit will not be realized.  As a result of the 2017 Tax Act, we recorded a provisional income tax benefit of $1,738.4 million, primarily related to the remeasurement of our deferred tax assets and liabilities at the enacted corporate income tax rate of 21 percent and the removal of the deferred tax liability for repatriation of foreign earnings due to the toll charge provisions.

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2017	2016
Deferred tax assets:
Inventory	$246.8	$260.3
Net operating loss carryover	165.1	181.3
Tax credit carryover	163.8	110.4
Capital loss carryover	6.9	2.3
Accrued liabilities	102.5	182.2
Share-based compensation	26.8	60.3
Accounts receivable	17.3	22.3
Other	84.9	101.9
Total deferred tax assets	814.1	921.0
Less: Valuation allowances	(140.6)	(88.3)
Total deferred tax assets after valuation allowances	673.5	832.7
Deferred tax liabilities:
Fixed assets	$85.6	$138.7
Intangible assets	1,423.0	2,343.7
Unremitted earnings of foreign subsidiaries	-	1,159.4
Other	18.2	-
Total deferred tax liabilities	1,526.8	3,641.8
Total net deferred income taxes	$(853.3)	$(2,809.1)

Net operating loss carryovers are available to reduce future federal, state and foreign taxable earnings.  At December 31, 2017, $107.4 million of these net operating loss carryovers generally expire within a period of 1 to 20 years and $57.7 million of these net operating loss carryovers have an indefinite life.  Valuation allowances for net operating loss carryovers have been established in the amount of $105.0 million and $70.8 million at December 31, 2017 and 2016, respectively.

Deferred tax assets related to tax credit carryovers are available to offset future federal, state and foreign tax liabilities.  At December 31, 2017, $163.7 million of these tax credit carryovers generally expire within a period of 1 to 19 years and $0.1 million of these tax credit carryovers have an indefinite life.  Valuation allowances for certain tax credit carryovers have been established in the amount of $18.5 million and $11.9 million at December 31, 2017 and 2016, respectively.

Deferred tax assets related to capital loss carryovers are also available to reduce future federal and foreign capital gains.  At December 31, 2017, $2.7 million of these capital loss carryovers generally expire within a period of 1 to 4 years and $4.2 million of these capital loss carryovers have an indefinite life.  Valuation allowances for certain capital loss carryovers have been established in the amount of $5.5 million and $0.2 million at December 31, 2017 and 2016, respectively.  The remaining valuation allowances booked against deferred tax assets of $11.6 million and $5.4 million at December 31, 2017 and 2016, respectively, relate primarily to accrued liabilities and intangible assets that management believes, more likely than not, will not be realized.

Many of our operations are conducted outside the United States. Under the 2017 Tax Act, a company’s post-1986 previously untaxed foreign E&P are mandatorily deemed to be repatriated and taxed, which is also referred to as the toll charge. The toll charge is assessed regardless of whether or not a company has cash in its foreign subsidiaries. In prior years, we recorded U.S. deferred tax liabilities of $1,159.4 million for certain offshore earnings that were expected to be remitted to our domestic operations. These deferred tax liabilities reduced the income tax expense recorded in the fourth quarter of 2017 for the toll charge. We intend to repatriate at least $3.6 billion of unremitted earnings, in line with our prior year assertion. The remaining amounts earned overseas were expected to be permanently reinvested outside of the United States, and therefore, no accrual for U.S. taxes was recorded. We continue to evaluate our assertions on any remaining outside basis differences in our foreign subsidiaries as of December 31, 2017 and have not completed our analysis. In accordance with authoritative guidance issued by the SEC, we expect to finalize our accounting related to the toll charge and any remaining outside basis differences in our foreign subsidiaries during later periods as we complete our analysis, computations and assertions.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Balance at January 1	$649.3	$591.9	$321.7
Increases related to business combinations	70.2	70.2	247.6
Increases related to prior periods	172.8	36.7	1.3
Decreases related to prior periods	(262.2)	(94.7)	-
Increases related to current period	24.8	53.0	25.7
Decreases related to settlements with taxing authorities	(21.7)	(3.2)	(1.4)
Decreases related to lapse of statute of limitations	(6.4)	(4.6)	(3.0)
Balance at December 31	$626.8	$649.3	$591.9
Amounts impacting effective tax rate, if recognized balance at December 31	$499.6	$511.5	$443.7

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense.  During 2017, we released interest and penalties of $38.3 million, and as of December 31, 2017, had a recognized liability for interest and penalties of $75.7 million, which included an increase of $3.0 million from December 31, 2016 related to business combinations.

During 2016, we accrued interest and penalties of $19.3 million, and as of December 31, 2016, had recognized a liability for interest and penalties of $110.8 million, which included an $8.6 million increase from December 31, 2015 related to the Biomet merger.  During 2015, we accrued interest and penalties of $4.8 million, and as of

December 31, 2015, had recognized a liability for interest and penalties of $82.9 million, which included an increase of $29.8 million from December 31, 2014 related to the Biomet merger.

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

In other major jurisdictions, open years are generally 2009 or later.

16.	Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2017.

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

	For the Years Ended December 31,
	2017	2016	2015
Weighted average shares outstanding for basic net earnings per share	201.9	200.0	187.4
Effect of dilutive stock options and other equity awards	1.8	2.4	2.4
Weighted average shares outstanding for diluted net earnings per share	203.7	202.4	189.8

For the years ended December 31, 2017, 2016 and 2015, an average of 1.0 million, 0.9 million and 0.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock.

During 2016, we repurchased 4.2 million shares of our common stock at an average price of $98.50 per share for a total cash outlay of $415.5 million, including commissions.

17.	Segment Data

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

The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan, China and Australia and includes other Asian and Pacific markets.  The product category operating segments are Spine, Office Based Technologies, CMF and Dental.  The geographic operating segments include results from all of our product categories except those in the product category operating segments.  The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Spine product category operating segment includes all spine product results excluding those from Asia Pacific.

As it relates to the geographic operating segments, we evaluate performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, “Certain claims,” goodwill impairment, intangible asset amortization, “Special items,” and global operations and corporate functions.  Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense.  As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results.  Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable.  Intercompany transactions have been eliminated from segment operating profit.

We do not review asset information by operating segment.  Instead, we review cash flow and other financial ratios by operating segment.

These seven operating segments are the basis for our reportable segment information provided below.  The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reporting segment either individually or combined.  For presentation purposes, these product category operating segments have been aggregated.  In 2017, due to a change in management responsibilities, the sales and operating profit results of our spine business in EMEA were combined with the previous Americas Spine operating segment to form the product category operating segment, Spine.  Prior period reportable segment financial information has been restated to conform to the current presentation.

Net sales and other information by segment is as follows (in millions):

	Americas	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Global Operations and Corporate Functions	Total
For the Year Ended December 31, 2017
Net sales	$3,951.1	$1,522.1	$1,158.3	$1,192.6	$-	$7,824.1
Depreciation and amortization	127.5	68.5	58.2	45.6	762.9	1,062.7
Segment operating profit	2,126.8	481.7	420.8	272.9	(867.7)	2,434.5
Inventory step-up and certain other inventory and manufacturing related charges						(84.6)
Intangible asset amortization						(603.9)
Goodwill impairment						(304.7)
Special items
Biomet merger related						(248.0)
Other special items						(385.1)
Operating profit						808.2
For the Year Ended December 31, 2016
Net sales	$3,947.1	$1,508.9	$1,095.6	$1,132.3	$-	$7,683.9
Depreciation and amortization	135.4	68.8	51.7	37.8	745.6	1,039.3
Segment operating profit	2,132.7	482.4	432.1	264.5	(839.0)	2,472.7
Inventory step-up and certain other inventory and manufacturing related charges						(469.1)
Intangible asset amortization						(565.9)
Special items
Biomet merger related						(487.3)
Other special items						(124.5)
Operating profit						825.9
For the Year Ended December 31, 2015
Net sales	$3,107.8	$1,250.7	$881.6	$757.7	$-	$5,997.8
Depreciation and amortization	109.9	41.1	37.9	24.6	498.9	712.4
Segment operating profit	1,633.6	423.6	422.2	179.2	(665.6)	1,993.0
Inventory step-up and certain other inventory and manufacturing related charges						(348.8)
Intangible asset amortization						(337.4)
Special items
Biomet merger related						(619.1)
Other special items						(220.4)
Operating profit						467.3

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2017	2016
United States	$1,151.6	$1,181.3
Other countries	887.0	856.6
Property, plant and equipment, net	$2,038.6	$2,037.9

U.S. sales were $4,603.1 million, $4,541.3 million, and $3,447.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years.  Sales are attributable to a country based upon the customer's country of domicile.

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2017	2016	2015
Knees	$2,737.1	$2,752.6	$2,276.8
Hips	1,879.1	1,867.9	1,533.0
S.E.T	1,709.1	1,644.4	1,214.6
Dental	418.6	427.9	335.7
Spine & CMF	759.5	662.0	404.4
Other	320.7	329.1	233.3
Total	$7,824.1	$7,683.9	$5,997.8

18.	Leases

Total rent expense for the years ended December 31, 2017, 2016 and 2015 aggregated $87.2 million, $74.0 million, and $60.1 million, respectively.

Future minimum rental commitments under non-cancelable operating leases in effect as of December 31, 2017 were (in millions):

For the Years Ending December 31,
2018	$66.7
2019	54.2
2020	45.8
2021	35.8
2022	26.9
Thereafter	81.9

19.	Commitments and Contingencies

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

Litigation

Durom® Cup-related claims:  On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S.  Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions.  The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device.  We have settled some of these claims and others are still pending.  The majority of the pending U.S. lawsuits are currently in an MDL in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation).  Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.).  The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015.  As of December 31, 2017, litigation activity in the MDL, Santas and McAllister is stayed to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants.  Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.  The majority of claims outside the U.S. are pending in Canada, Germany, Netherlands, Italy and the UK.  A Canadian class settlement was approved in late 2016.  Trials have commenced in Germany, and the majority of claims in the UK are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $489.7 million for Durom Cup-related claims.  Our estimate of our total liability for these claims as of December 31, 2017 remains generally consistent with our estimate as of December 31, 2016.  We recognized $10.3 million and $7.7 million in expense for Durom Cup-related claims in 2017 and 2015, respectively, with no expense recorded in 2016.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our consolidated balance sheet as of December 31, 2017 for any possible future insurance recoveries for these claims.

Our estimate as of December 31, 2017 of the remaining liability for all Durom Cup-related claims is $199.4 million, of which $78.0 million is classified as short-term in “Other current liabilities” and $121.4 million is classified as long-term in “Other long-term liabilities” on our consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.:  On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively.  The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products.  The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs.  The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI.  Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay.  On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur.  On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI.  On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest.  Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012.  On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial.  On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition.  On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc.  Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013.  On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial.  On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014.  Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014.  On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award.  On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for remittitur.  On December 2, 2016, the trial court remitted the verdict to $21.5 million, which, after being molded to reduce for plaintiffs’ comparative negligence, totals approximately $15.8 million.  On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania.  Oral argument before the Superior Court of Pennsylvania took place on September 20, 2017, and on December 15, 2017, the Superior Court of Pennsylvania issued its decision affirming the $21.5 million remitted award.  We subsequently filed a motion for re-argument en banc on December 29, 2017, which motion was denied without opinion on February 12, 2018.  While we are considering further appellate options, including appeal to the Pennsylvania Supreme Court, we have recorded a charge for the approximately $15.8 million remitted and molded verdict, plus post-judgment interest from the date of verdict in 2010.

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

The initial bellwether trial took place in October 2015 and resulted in a defense verdict.  The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016.  The second bellwether trial took place in January 2017 and resulted in a defense verdict.  The parties attended a court-ordered mediation in January 2018.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of December 31, 2017 of the remaining liability for all Biomet metal-on-metal hip implant claims is $36.0 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of December 31, 2017, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany.  In September 2017, Heraeus filed an enforcement action in the Frankfurt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to prevent Biomet Orthopaedics Switzerland from having bone cements for the Chinese market manufactured in Germany.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiberg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  As of December 31, 2017, these claims were still pending.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the United States District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the

Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.

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

Putative Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, two of our officers and one of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with FDA regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters:  In September 2012, Zimmer received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) at our facility in Montreal, Quebec, Canada.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Montreal.  As of December 31, 2017, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the Quality System Regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the DOJ.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

20.	Quarterly Financial Information (Unaudited)

(in millions, except per share data)
	2017 Quarter Ended				2016 Quarter Ended
	Mar	Jun	Sep	Dec	Mar	Jun	Sep	Dec
Net sales	$1,977.3	$1,954.4	$1,818.1	$2,074.3	$1,904.0	$1,934.0	$1,832.8	$2,013.1
Gross profit	1,312.4	1,279.0	1,164.5	1,331.4	1,136.8	1,160.1	1,189.2	1,250.1
Net earnings (loss) of Zimmer Biomet Holdings, Inc.	299.4	184.2	98.8	1,231.4	108.8	(31.3)	158.8	69.6
Earnings (loss) per common share
Basic	1.49	0.91	0.49	6.08	0.54	(0.16)	0.79	0.35
Diluted	1.47	0.90	0.48	6.03	0.54	(0.16)	0.78	0.34

In the three month period ended December 31, 2017, we recognized a $1,272.4 million income tax benefit related to the 2017 Tax Act.  The benefit was partially offset by a $272.0 million goodwill impairment charge related to our Spine reporting unit.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Zimmer Biomet Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on their assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously identified and disclosed in our Form 10-K for the year ended December 31, 2016, a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not maintain the appropriate complement of resources in our tax department commensurate with the increased volume and complexity of accounting for income taxes subsequent to the Biomet merger. This material weakness did not result in a material misstatement to our financial statements or disclosures, but did result in out-of-period adjustments in our provision for income taxes and deferred tax liabilities that were individually and in aggregate immaterial. Additionally, this control deficiency could have resulted in misstatements of income tax related accounts and disclosures that would have resulted in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation of the Previously Disclosed Material Weakness

Our management, with oversight from our Audit Committee, has implemented the following changes to our internal control over financial reporting to remediate the previously disclosed material weakness described above:

•

enhanced and supplemented our tax function by increasing the number of roles, hiring additional individuals, and engaging outside service providers with an appropriate level of knowledge and experience commensurate with the tax accounting complexities of our organization; and

•

restructured our internal reporting procedures to spread execution over the broader resource base to enable enhanced review processes by personnel with the appropriate technical oversight and training.

During the quarters ended June 30 and September 30, 2017, we substantially completed the assessment of existing controls and restructured these controls in our efforts to remediate the previously identified material weakness.  In conjunction with our third-quarter financial close procedures, the quarterly controls related to accounting for income taxes were tested and evaluated for their operating effectiveness. In the quarter ended December 31, 2017, we completed the testing and evaluation of the operating effectiveness of all controls related to accounting for income taxes, and based on the results of our testing, the controls were determined to be designed and operating effectively as of December 31, 2017.  Accordingly, we concluded that the previously reported material weakness described above has been remediated as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

During the fourth quarter of 2017, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services related to certain tax matters.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

Because we are filing this Annual Report on Form 10-K within four business days after the triggering event, we are making the following disclosure under this Item 9B instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement and Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers:

On February 27, 2018, a subsidiary of the Company entered into an aircraft time sharing agreement with Bryan C. Hanson, President and Chief Executive Officer of the Company, with respect to Mr. Hanson’s non-business-related use of Company-provided aircraft.  The agreement was entered into in furtherance of the terms of the offer letter between the Company and Mr. Hanson, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 21, 2017.  The aircraft time sharing agreement requires Mr. Hanson to reimburse the Company for certain costs associated with designated use by him of Company-provided aircraft in accordance with Federal Aviation Administration regulations.  This description of the aircraft time sharing agreement is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.40 to this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 15, 2018 (the “2018 Proxy Statement”).

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

Information required by this item is incorporated by reference from our 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated by reference from of our 2018 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) 1.	Financial Statements

The following consolidated financial statements of Zimmer Biomet Holdings, Inc. and its subsidiaries are set forth in Part II, Item 8.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Earnings for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

Schedule II.  Valuation and Qualifying Accounts

		Additions
	Balance at	Charged		Effects of		Balance at
	Beginning	(Credited)	Deductions	Foreign	Acquired	End of
Description	of Period	to Expense	to Reserve	Currency	Allowances	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2015	$22.3	$13.5	$(0.4)	$(1.3)	$-	$34.1
Year Ended December 31, 2016	34.1	22.3	(4.5)	(0.3)	-	51.6
Year Ended December 31, 2017	51.6	13.6	(5.1)	0.1	-	60.2
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2015	$122.8	$(53.7)	$(5.6)	$(1.6)	$10.8	$72.7
Year Ended December 31, 2016	72.7	24.8	(12.4)	(1.1)	4.3	88.3
Year Ended December 31, 2017	88.3	41.3	(10.3)	2.8	18.5	140.6

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

4.9	Form of 2.000% Notes due 2018 (incorporated by reference to Exhibit 4.8 above)
4.10	Form of 2.700% Notes due 2020 (incorporated by reference to Exhibit 4.8 above)
4.11	Form of 3.150% Notes due 2022 (incorporated by reference to Exhibit 4.8 above)
4.12	Form of 3.550% Notes due 2025 (incorporated by reference to Exhibit 4.8 above)
4.13	Form of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.8 above)
4.14	Form of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.8 above)
4.15

Fourth Supplemental Indenture, dated as of December 13, 2016, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)

4.16

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

4.18	Form of 1.414% Notes due 2022 (incorporated by reference to Exhibit 4.16 above)
4.19	Form of 2.425% Notes due 2026 (incorporated by reference to Exhibit 4.16 above)
10.1*

Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, as amended May 7, 2013 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)

10.2*	Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

Exhibit No	Description†
10.3*	Zimmer Biomet Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)
10.4*

Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.5*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.6*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.7*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.8*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Retirement Income Plan or the Zimmer Puerto Rico Retirement Income Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.9*

Offer Letter, dated as of December 18, 2017, by and between Zimmer Biomet Holdings, Inc. and Bryan C. Hanson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.10*	Change in Control Severance Agreement with Bryan C. Hanson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)
10.11*	Form of Change in Control Severance Agreement with Aure Bruneau
10.12*

Form of Change in Control Severance Agreement with Tony W. Collins, Daniel P. Florin, David A. Nolan, Jr. and Daniel E. Williamson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 10, 2015)

10.13*	Form of Change in Control Severance Agreement with Robert D. Delp (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed March 1, 2017)
10.14*	Change in Control Severance Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)
10.15*	Form of Change in Control Severance Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)
10.16*	Change in Control Severance Agreement with Sang Yi (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.17*

Chief Executive Officer Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement with Bryan C. Hanson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.18*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Aure Bruneau
10.19*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Tony W. Collins, David A. Nolan, Jr., Chad F. Phipps and Daniel E. Williamson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.20*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Robert D. Delp (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed March 1, 2017)

10.21*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Daniel P. Florin (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 6, 2017)

10.22*

Confidentiality, Non-Competition and Non-Solicitation Agreement with Katarzyna Mazur-Hofsaess (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed August 7, 2013)

10.23*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)
10.24*

Zimmer Biomet Holdings, Inc. Amended Stock Plan for Non-Employee Directors, as amended May 5, 2015 and further amended as of June 24, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed November 9, 2015)

Exhibit No	Description†
10.25*

Form of Nonqualified Stock Option Award Letter under the Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 5, 2005)

10.26*

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

10.28*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.29*	Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2018)
10.30*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 3, 2016) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 9, 2016)
10.31*	Form of Nonqualified Stock Option Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan
10.32*

Form of Performance-Based Restricted Stock Unit Award Agreement under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 29, 2016)

10.33*

Form of Nonqualified Stock Option Award Agreement (Hanson one-time award) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.34*

Form of Performance-Based Restricted Stock Unit Award Agreement (Hanson one-time award) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.35*

Form of Restricted Stock Unit Award Agreement (Hanson one-time award) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.36*

Form of Restricted Stock Unit Award Agreement (Florin one-time award) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 11, 2017)

10.37*	Form of Nonqualified Stock Option Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan
10.38*	Zimmer Holdings, Inc. 2006 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)
10.39*

Form of Nonqualified Stock Option Award Agreement under the Zimmer Holdings, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2006)

10.40*	Aircraft Time Sharing Agreement by and between Zimmer, Inc. and Bryan C. Hanson
10.41

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

10.42

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

10.43

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

Exhibit No	Description†
10.44

Term Loan Agreement ¥21,300,000,000, dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.45

Amended and Restated Term Loan Agreement ¥11,700,000,000, dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.46

Amended and Restated Letter of Guarantee, dated as of September 22, 2017, made by Zimmer Biomet Holdings, Inc. in favor of Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed September 28, 2017)

10.47

Deferred Prosecution Agreement, dated as of January 12, 2017, between Zimmer Biomet Holdings, Inc. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

10.48

Order Instituting Cease-and-Desist Proceedings Pursuant to Section 21C of the Securities and Exchange Act of 1934, Making Findings and Imposing a Cease-and-Desist Order against Biomet, Inc., dated January 12, 2017 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

10.49

Plea Agreement, dated as of January 12, 2017, between JERDS Luxembourg Holding S.à r.l. and the U.S. Department of Justice, Criminal Division, Fraud Section (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed January 18, 2017)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.
23	Consent of PricewaterhouseCoopers LLP
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†	Unless otherwise indicated, exhibits incorporated by reference herein were originally filed under SEC File No. 001-16407.
*	Management contract or compensatory plan or arrangement.
Item 16.	10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

	By:	/s/ Bryan C. Hanson
Dated: February 27, 2018		Bryan C. Hanson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Bryan C. Hanson	President, Chief Executive Officer and Director	February 27, 2018
Bryan C. Hanson	(Principal Executive Officer)

/s/ Daniel P. Florin	Executive Vice President and Chief Financial Officer	February 27, 2018
Daniel P. Florin	(Principal Financial Officer)

/s/ Tony W. Collins	Vice President, Corporate Controller and	February 27, 2018
Tony W. Collins	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Christopher B. Begley	Director	February 27, 2018
Christopher B. Begley

/s/ Betsy J. Bernard	Director	February 27, 2018
Betsy J. Bernard

/s/ Gail K. Boudreaux	Director	February 27, 2018
Gail K. Boudreaux

Director
Michael J. Farrell

/s/ Larry C. Glasscock	Director	February 27, 2018
Larry C. Glasscock

/s/ Robert A. Hagemann	Director	February 27, 2018
Robert A. Hagemann

/s/ Arthur J. Higgins	Director	February 27, 2018
Arthur J. Higgins

/s/ Michael W. Michelson	Director	February 27, 2018
Michael W. Michelson

/s/ Cecil B. Pickett, Ph.D.	Director	February 27, 2018
Cecil B. Pickett, Ph.D.

/s/ Jeffrey K. Rhodes	Director	February 27, 2018
Jeffrey K. Rhodes