Form 10-Q
period 2018-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2018-05-08
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 1, 2018, 203,271,319 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2018

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net Sales	$2,017.6	$1,972.4
Cost of products sold, excluding intangible asset amortization	575.8	512.9
Intangible asset amortization	150.8	152.0
Research and development	95.7	91.1
Selling, general and administrative	785.1	758.2
Acquisition, quality remediation and other (Note 4)	105.2	110.1
Operating expenses	1,712.6	1,624.3
Operating Profit	305.0	348.1
Other expense, net	(3.6)	(0.5)
Interest income	0.9	0.5
Interest expense	(78.9)	(82.9)
Earnings before income taxes	223.4	265.2
Provision (benefit) for income taxes	47.2	(34.1)
Net Earnings	176.2	299.3
Less: Net earnings (loss) attributable to noncontrolling interest	1.5	(0.1)
Net Earnings of Zimmer Biomet Holdings, Inc.	$174.7	$299.4
Earnings Per Common Share
Basic	$0.86	$1.49
Diluted	$0.85	$1.47
Weighted Average Common Shares Outstanding
Basic	203.0	201.1
Diluted	204.6	203.1
Cash Dividends Declared Per Common Share	$0.24	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net Earnings	$176.2	$299.3
Other Comprehensive Income:
Foreign currency cumulative translation adjustments, net of tax	94.8	49.0
Unrealized cash flow hedge losses, net of tax	(26.4)	(26.3)
Reclassification adjustments on hedges, net of tax	9.7	(9.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(3.3)	(3.5)
Total Other Comprehensive Income	74.8	10.2
Comprehensive Income	251.0	309.5
Comprehensive income (loss) attributable to the noncontrolling interest	1.4	(0.2)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$249.6	$309.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$1,765.4	$524.4
Accounts receivable, less allowance for doubtful accounts	1,418.5	1,544.1
Inventories	2,125.9	2,068.3
Prepaid expenses and other current assets	465.5	428.0
Total Current Assets	5,775.3	4,564.8
Property, plant and equipment, net	2,031.3	2,038.6
Goodwill	10,729.1	10,668.4
Intangible assets, net	8,235.7	8,353.4
Other assets	409.8	388.8
Total Assets	$27,181.2	$26,014.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$347.3	$330.2
Income taxes payable	194.7	165.2
Salaries, wages and benefits	181.8	255.2
Other current liabilities	1,075.7	1,094.1
Current portion of long-term debt	1,625.0	1,225.0
Total Current Liabilities	3,424.5	3,069.7
Deferred income taxes	1,092.1	1,101.5
Long-term income tax payable	754.7	744.0
Other long-term liabilities	423.5	445.8
Long-term debt	9,486.9	8,917.5
Total Liabilities	15,181.7	14,278.5
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 307.1 million shares issued in 2018 (306.5 million in 2017)	3.1	3.1
Paid-in capital	8,576.6	8,514.9
Retained earnings	10,191.7	10,022.8
Accumulated other comprehensive loss	(51.3)	(83.2)
Treasury stock, 103.8 million shares in 2018 (103.9 million shares in 2017)	(6,721.7)	(6,721.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,998.4	11,735.8
Noncontrolling interest	1.1	(0.3)
Total Stockholders' Equity	11,999.5	11,735.5
Total Liabilities and Stockholders' Equity	$27,181.2	$26,014.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows provided by (used in) operating activities:
Net earnings	$176.2	$299.3
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	263.5	267.6
Share-based compensation	13.9	14.0
Inventory step-up	0.1	14.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	8.6	(86.9)
Receivables	146.2	27.0
Inventories	(39.7)	(13.3)
Accounts payable and accrued expenses	(27.7)	(137.2)
Other assets and liabilities	(50.6)	(109.7)
Net cash provided by operating activities	490.5	275.4
Cash flows provided by (used in) investing activities:
Additions to instruments	(60.4)	(86.4)
Additions to other property, plant and equipment	(26.7)	(43.1)
Other investing activities	(14.6)	(3.6)
Net cash used in investing activities	(101.7)	(133.1)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	749.5	-
Proceeds from multicurrency revolving facility	400.0	400.0
Payments on term loan	(225.0)	(150.0)
Net payments on other debt	(0.2)	(0.7)
Dividends paid to stockholders	(48.6)	(48.1)
Proceeds from employee stock compensation plans	47.9	66.1
Net cash flows from unremitted collections from factoring programs	(60.8)	-
Business combination contingent consideration payments	(13.6)	(6.0)
Restricted stock withholdings	(2.5)	(5.2)
Debt issuance costs	(4.9)	-
Net cash provided by financing activities	841.8	256.1
Effect of exchange rates on cash and cash equivalents	10.4	7.0
Increase in cash and cash equivalents	1,241.0	405.4
Cash and cash equivalents, beginning of year	524.4	634.1
Cash and cash equivalents, end of period	$1,765.4	$1,039.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2017 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Results for interim periods should not be considered indicative of results for the full year.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

2.  Significant Accounting Policies

Accounting Pronouncements Recently Adopted

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2017-12 – Targeted Improvements to Accounting for Hedging Activities.  This ASU amends the hedge accounting guidance to simplify the application of hedge accounting, makes more financial and nonfinancial hedging strategies eligible for hedge accounting treatment, changes how companies assess effectiveness and updates presentation and disclosure requirements.  We early adopted this ASU in the first quarter of 2018.  Based upon our hedging portfolio that existed prior to adoption, the adoption of this ASU did not have any impact on our financial position, results of operations or cash flows.  However, after adoption we entered into cross-currency interest rate swaps that we designated as net investment hedges.  Under this ASU, we have made a policy election for changes in the fair value of the cross-currency component of the cross-currency interest rate swaps to be recorded in accumulated other comprehensive income.  Therefore, all changes in the fair value of the cross-currency interest rate swaps are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in accumulated other comprehensive loss until the hedged net investment is sold or substantially liquidated.  Under previous guidance, the fair value change related to the cross-currency component was recognized in earnings.  See Note 11 for additional information.

In February 2018, the FASB issued ASU 2018-02 – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  Under GAAP, when there is a change in tax rates, it requires remeasurement of deferred tax assets and liabilities to be recognized as part of income, even if the deferred tax asset or liability had been recorded and recognized in Accumulated Other Comprehensive Income (“AOCI”).  As a result, a portion of the amount recognized in AOCI at the previous tax rate would remain stranded in AOCI permanently.  ASU 2018-02 allows the stranded tax effects in AOCI related only to the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) to be reclassified from AOCI to retained earnings.  The only stranded tax effects in AOCI we had related to the 2017 Tax Act were due to changes in the U.S. federal corporate income tax rate.  We early adopted this ASU in the first quarter of 2018 and elected to use the beginning of period transition method, which means we recognized the reclassification as of January 1, 2018.  As a result, we reclassified $42.9 million from AOCI to retained earnings.

In March 2017, the FASB issued ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires us to report the service cost component of pensions in the same location as other compensation costs arising from services rendered by the pertinent employees during the period. We are required to report the other components of net benefit costs in other income (expense) in the statement of earnings.  This ASU was effective for us as of January 1, 2018.  This ASU must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statement of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost in assets.  This ASU provides a practical expedient that allows companies to use the amounts disclosed in prior financial statements as the basis for the retrospective application.  We elected to use this practical expedient.  The impacts of this ASU on our condensed consolidated financial statements for the three month period ended March 31, 2017 are included in the tables below.  See Note 13 for further information on the components of our net benefit cost.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service.  This ASU was effective for us as of January 1, 2018.  Entities were permitted to apply the standard and related amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  We adopted this new standard using the retrospective method, which resulted in us restating prior reporting periods presented.  This ASU did not result in a change to the timing of our revenue recognition.  However, we were required to reclassify certain immaterial costs from selling, general and administrative (“SG&A”) expense to net sales, which resulted in a reduction of net sales, but had no impact on operating profit or retained earnings.  This ASU also required us to reclassify our estimated refund liability for products expected to be returned from a reduction of accounts receivable to other current liabilities and the related right to receive products from the return from inventories to prepaid expenses and other current assets.  The impacts of this ASU on our condensed consolidated financial statements for the three month period ended March 31, 2017 and as of December 31, 2017 are included in the tables below.

		New	New
	As	Revenue	Pension
	Previously	Standard	Standard	As
(in millions)	Reported	Adjustment	Adjustment	Restated
Statement of Earnings
Three Months Ended March 31, 2017

Net Sales	$1,977.3	$(4.9)	$-	$1,972.4
Selling, general and administrative	760.8	(4.9)	2.3	758.2
Operating expenses	1,626.9	(4.9)	2.3	1,624.3
Operating Profit	350.4	-	(2.3)	348.1
Other expense, net	(2.8)	-	2.3	(0.5)

		New
	As	Revenue
	Previously	Standard	As
(in millions)	Reported	Adjustment	Restated
Balance Sheet
December 31, 2017

Accounts receivable, less allowance for doubtful accounts	$1,494.6	$49.5	$1,544.1
Inventories	2,081.8	(13.5)	2,068.3
Prepaid expenses and other current assets	414.5	13.5	428.0
Other current liabilities	1,143.6	49.5	1,094.1

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 – Leases.  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019. Early adoption is permitted.  Based on current guidance, this ASU must be adopted using a modified retrospective transition approach at the beginning of the earliest comparative period in the consolidated financial statements.  We own most of our manufacturing facilities, but lease various office space, vehicles and other less significant assets throughout the world. We have formed our project team and have begun a process to collect the necessary information to implement this ASU.  We will continue evaluating our leases and the related impact this ASU will have on our consolidated financial statements throughout 2018.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue Recognition

We recognize revenue when our performance obligations under the terms of a contract with our customer are satisfied.  This happens when we transfer control of our products to the customer, which generally occurs upon implantation or when title passes upon shipment.  Revenue is measured as the amount of consideration we expect to receive in exchange for transferring our product.  Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories.  The direct channel accounts represented approximately 80 percent of our net sales in 2017.  Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures.  No revenue is recognized upon the placement of inventory into consignment as we retain the ability to control the inventory.  Upon implantation, we issue an invoice and revenue is recognized.  Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market.  Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group.  At negotiated thresholds within a contract buying period, price discounts may increase.  Payment terms vary by customer, but are typically less than 90 days.

Sales to stocking distributors, healthcare dealers, dental practices and dental laboratories accounted for approximately 20 percent of our net sales in 2017.  With these types of sales, revenue is recognized when control of our product passes to the customer, either upon shipment of the product or in some cases upon implantation of the product.  It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service.  We have contracts with these customers or orders may be placed from available price lists.  Payment terms vary by customer, but are typically less than 90 days.

We offer standard warranties to our customers that our products are not defective.  These standard warranties are not considered separate performance obligations.  In limited circumstances, we offer extended warranties that are separate performance obligations.  We have very few contracts that have multiple performance obligations.  Since we do not have significant multiple element arrangements and essentially all of our sales are recognized upon implantation of a product or when title passes, very little judgment is required to allocate the transaction price of a contract or determine when control has passed to a customer.  Our costs to obtain contracts consist primarily of sales commissions to employees or third party agents that are earned when control of our product passes to the customer.  Therefore, sales commissions are expensed as part of selling, general and administrative expenses at the same time revenue is recognized.  Accordingly, we do not have significant contract assets, liabilities or future performance obligations.

We offer variable consideration through volume-based discounts, rebates, prompt pay discounts, right of return and other various incentives.  If sales incentives may be earned by a customer for purchasing a specified amount of our product, we estimate whether such incentives will be achieved and recognize these incentives as a reduction in revenue in the same period the underlying revenue transaction is recognized.  We primarily use the expected value method to estimate incentives.  Under the expected value method, we consider the historical experience of similar programs as well as review sales trends on a customer-by-customer basis to estimate what levels of incentives will be earned.  Occasionally, products are returned and, accordingly, we maintain an estimated refund liability based upon the expected value method that is recorded as a reduction in revenue.

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees, Hips, S.E.T., Dental, Spine & CMF and Other.  As discussed in Note 15, we have seven operating segments that are based upon geography and product categories.  The geographic segments include sales of all product categories exclusive of the specific product category operating segments.  The geographic operating segments are the Americas, EMEA and Asia Pacific.  These three operating segments are our reporting segments.  The product category operating segments are Spine, less Asia Pacific; Office Based Technologies; CMF and Dental.  The product operating segments do not constitute a reporting segment because they are, individually and on a combined basis, insignificant to our consolidated results.

Our sales analysis differs from our reporting operating segments because the underlying market trends in any particular geography tend to be similar across product categories, we primarily sell the same products in all geographies and the product category operating segments are not individually significant to our consolidated results.

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Americas	$1,208.1	$1,229.9
EMEA	496.5	453.2
Asia Pacific	313.0	289.3
Total	$2,017.6	$1,972.4

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Knees	$713.3	$700.8
Hips	492.0	473.8
S.E.T.	442.3	423.5
Dental	107.6	107.8
Spine & CMF	183.1	186.3
Other	79.3	80.2
Total	$2,017.6	$1,972.4

“S.E.T.” refers to our Surgical, Sports Medicine, Foot and Ankle, Extremities and Trauma product category.

4.  Acquisition, Quality Remediation and Other

In 2015, we completed our merger with LVB Acquisition, Inc. (“LVB”), the parent company of Biomet, Inc. (“Biomet”) (which merger is sometimes referred to herein as the “Biomet merger”).  The Biomet merger was a transformational event for our company due to its size and complexity.  We developed detailed, three-year integration plans to combine numerous aspects of the businesses.  These integration plans are expected to last through mid-2018.  In 2016, we acquired LDR Holding Corporation and other individually immaterial companies.  We also developed integration plans for these businesses.  We have incurred significant expenses related to the integration plans of the Biomet merger and other business combinations, particularly relating to the integration of these businesses.

In recent years, we have dedicated significant resources to our ongoing quality and operational excellence journey and we will continue to take the necessary actions to demonstrate our commitment to quality excellence, patient safety and regulatory compliance at our sites around the world.  Further, as discussed in Note 16, we are addressing inspectional observations on Form 483 issued by the U.S. Food and Drug Administration (“FDA”) following its inspection of the Warsaw North Campus facility that we acquired as part of the Biomet merger, among other matters.  As part of our quality and operational excellence journey, and in connection with addressing these and other inspectional observations, we have incurred significant expenses, including external consultants and temporary labor.

Due to the significance and different nature of the expenses incurred in connection with the Biomet merger, other acquisitions and our quality enhancement and remediation efforts and operational excellence initiatives, we recognize expenses resulting directly from our business combinations, employee termination benefits, certain contract terminations, consulting and professional fees connected with global restructuring, quality enhancement and remediation efforts, operational excellence initiatives, and other items as Acquisition, quality remediation and other in our consolidated statement of earnings.  Acquisition, quality remediation and other expenses included (in millions):

	Three Months Ended
	March 31,
	2018	2017
Biomet merger-related
Consulting and professional fees	$10.0	$18.7
Employee termination benefits	1.8	(3.0)
Dedicated project personnel	2.2	8.7
Relocated facilities	0.7	2.8
Information technology integration	0.1	2.3
Other	1.8	7.5
Total Biomet merger-related	16.6	37.0
Other
Consulting and professional fees	$63.8	$50.4
Employee termination benefits	1.6	1.2
Dedicated project personnel	9.3	12.8
Relocated facilities	0.7	2.4
Certain litigation matters	5.7	7.0
Contract terminations	2.6	-
Information technology integration	1.2	0.5
Contingent consideration adjustments	0.5	(3.6)
Other	3.2	2.4
Total Other	88.6	73.1
Acquisition, quality remediation and other	$105.2	$110.1

Consulting and professional fees include expenditures related to third-party integration consulting performed in a variety of areas such as tax, compliance, logistics and human resources for our business combinations including the Biomet merger; legal fees related to the consummation of mergers and acquisitions and certain litigation and compliance matters; other consulting and professional fees and contract labor related to our quality enhancement and remediation efforts and operational excellence initiatives; third-party fees related to severance and termination benefits matters; costs of complying with our deferred prosecution agreement including the cost of the independent compliance monitor and external legal counsel; and consulting fees related to certain information system integrations.

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

A further detailed description of expenses included in Acquisition, quality remediation and other can be found in Note 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017.

5.  Inventories

	March 31,	December 31,
	2018	2017
	(in millions)
Finished goods	$1,703.3	$1,618.7
Work in progress	233.8	200.0
Raw materials	188.8	249.6
Inventories	$2,125.9	$2,068.3

6.  Property, Plant and Equipment

	March 31,	December 31,
	2018	2017
	(in millions)
Land	$29.3	$29.0
Buildings and equipment	1,880.4	1,838.5
Capitalized software costs	433.9	421.6
Instruments	2,786.9	2,683.9
Construction in progress	116.4	110.7
	5,246.9	5,083.7
Accumulated depreciation	(3,215.6)	(3,045.1)
Property, plant and equipment, net	$2,031.3	$2,038.6

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of March 31, 2018 of $350 million.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $28.7 million and $22.9 million as of March 31, 2018 and December 31, 2017, respectively.

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

In the three month periods ended March 31, 2018 and 2017, we sold receivables having an aggregate face value of $617.0 million and $208.7 million to third parties in exchange for cash proceeds of $616.7 million and $208.5 million, respectively.  Expenses recognized on these sales during the three month periods ended March 31, 2018 and 2017 were not significant.  In the three month periods ended March 31, 2018 and 2017, under the U.S. and Japan programs, we collected $481.4 million and $117.9 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $51.2 million and $11.2 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  As of March 31, 2018 and December 31, 2017, we had collected $42.7 million and $103.5 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.  We estimate the incremental operating cash inflows related to all of our receivables purchase programs were approximately $12 million in the three month period ended March 31, 2018.

At March 31, 2018 and December 31, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $323.4 million and $261.2 million, respectively.

8.  Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2018	2017
Current portion of long-term debt
2.000% Senior Notes due 2018	$1,150.0	$1,150.0
U.S. Term Loan B	75.0	75.0
Multicurrency Revolving Facility	400.0	-
Total current portion of long-term debt	$1,625.0	$1,225.0
Long-term debt
4.625% Senior Notes due 2019	$500.0	$500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
Floating Rate Notes due 2021	450.0	-
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	-
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	614.9	600.4
2.425% Euro Notes due 2026	614.9	600.4
U.S. Term Loan A	610.0	835.0
U.S. Term Loan B	600.0	600.0
Japan Term Loan A	110.2	103.2
Japan Term Loan B	200.5	187.9
Other long-term debt	4.1	4.1
Debt discount and issuance costs	(55.3)	(53.2)
Adjustment related to interest rate swaps	21.0	23.1
Total long-term debt	$9,486.9	$8,917.5

At March 31, 2018, our total debt balance consisted of $9.1 billion aggregate principal amount of our senior notes, which included $1.2 billion of Euro-denominated senior notes (“Euro Notes”), $610.0 million outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $675.0 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and other debt and fair value adjustments totaling $25.1 million, partially offset by debt discount and issuance costs of $55.3 million.

On March 19, 2018, we completed the offering of $450.0 million aggregate principal amount of our floating rate senior notes due March 19, 2021 and $300.0 million aggregate principal amount of our 3.700% senior notes due March 19, 2023.  Interest on the floating rate senior notes is equal to three-month LIBOR plus 0.750% and is payable quarterly, commencing on June 19, 2018, until maturity.  Interest is payable on the 3.700% senior notes semi-annually, commencing on September 19, 2018, until maturity.  We received net proceeds of $749.5 million from this offering.  On April 2, 2018, these proceeds, together with borrowings under the Multicurrency Revolving Facility (as defined below) and cash on hand, were used to repay the 2.000% Senior Notes due 2018.

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

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all financial covenants under the 2014 and 2016 Credit Agreements as of March 31, 2018. As of March 31, 2018, we had $400.0 million of borrowings outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, starting September 30, 2015, principal payments are due as follows: $75.0 million on a quarterly basis during the first three years, $112.5 million on a quarterly basis during the fourth year, and $412.5 million on a quarterly basis during the fifth year.  We have paid $2.39 billion in principal under U.S. Term Loan A, resulting in $610.0 million in outstanding borrowings as of March 31, 2018.

Under the terms of U.S. Term Loan B, future principal payments are due as follows:  $75.0 million on September 30, 2018, with the remaining balance due on the maturity date of September 30, 2019.  We have paid $75.0 million in principal under U.S. Term Loan B, resulting in $675.0 million outstanding on the U.S. Term Loan B as of March 31, 2018.

The estimated fair value of our senior notes as of March 31, 2018, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,133.7 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of March 31, 2018, based upon publicly available market yield curves and the terms of the debt (Level 2), was $309.4 million.  The carrying values of U.S. Term Loan A, U.S. Term Loan B and the Multicurrency Revolving Facility approximate their fair values as they bear interest at short-term variable market rates.

9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity.  Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions on our defined benefit plans.  Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity.  Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings.  Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2017	$121.5	$(66.5)	$(138.2)	$(83.2)
AOCI before reclassifications	94.8	(26.4)	(6.1)	62.3
Reclassifications to retained earnings	(17.4)	(4.4)	(21.1)	(42.9)
Reclassifications to statement of earnings	-	9.7	2.8	12.5
Balance at March 31, 2018	$198.9	$(87.6)	$(162.6)	$(51.3)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2018	2017	Statement of Earnings
Cash flow hedges
Foreign exchange forward contracts	$(11.1)	$11.1	Cost of products sold
Forward starting interest rate swaps	(0.1)	(0.1)	Interest expense
	(11.2)	11.0	Total before tax
	(1.5)	2.0	Provision for income taxes
	$(9.7)	$9.0	Net of tax
Defined benefit plans
Prior service cost	$2.5	$2.6	Other expense, net
Unrecognized actuarial (loss)	(6.1)	(5.6)	Other expense, net
	(3.6)	(3.0)	Total before tax
	(0.8)	(1.2)	Benefit for income taxes
	$(2.8)	$(1.8)	Net of tax
Total reclassifications	$(12.5)	$7.2	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2018
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$83.5	$(11.3)	$94.8
Unrealized cash flow hedge (losses)	(33.1)	(6.7)	(26.4)
Reclassification adjustments on cash flow hedges	11.2	1.5	9.7
Adjustments to prior service cost and unrecognized actuarial assumptions	(24.7)	(21.4)	(3.3)
Total Other Comprehensive Income	$36.9	$(37.9)	$74.8

	Three Months Ended March 31, 2017
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$54.4	$5.4	$49.0
Unrealized cash flow hedge (losses)	(36.6)	(10.3)	(26.3)
Reclassification adjustments on cash flow hedges	(11.0)	(2.0)	(9.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(3.7)	(0.2)	(3.5)
Total Other Comprehensive Income	$3.1	$(7.1)	$10.2

10.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2018
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Interest rate swaps	8.3	-	8.3	-
Total Assets	$8.9	$-	$8.9	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$73.1	$-	$73.1	$-
Contingent payments related to acquisitions	26.9	-	-	26.9
Total Liabilities	$100.0	$-	$73.1	$26.9

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$1.6	$-	$1.6	$-
Interest rate swaps	4.5	-	4.5	-
Total Assets	$6.1	$-	$6.1	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$50.9	$-	$50.9	$-
Contingent payments related to acquisitions	41.0	-	-	41.0
Total Liabilities	$91.9	$-	$50.9	$41.0

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2017	$41.0
Change in estimate	0.5
Settlements	(14.6)
Ending balance March 31, 2018	$26.9

Changes in estimates are recognized in Acquisition, quality remediation and other on our condensed consolidated statement of earnings.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of March 31, 2018 related to these discontinued hedges was $21.0 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of March 31, 2018 and December 31, 2017, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilites		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Long-term debt	$570.7	$572.8	$21.0	$23.1

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with the Biomet merger.  The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2018 was $27.5 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375.0 million that were accounted for as cash flow hedges of U.S. Term Loan B.  The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding.  The weighted average fixed interest rate for all of the swaps executed is approximately 0.82 percent through September 30, 2019.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro Notes in December 2016 and designated 100 percent of the Euro Notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of the Euro. All changes in the fair value of a hedging instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet.

In March 2018, we initiated receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with a notional amount of €500.0 million which further hedged our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of the derivative instrument designated as a net investment hedge are recorded as a component of accumulated other comprehensive loss in the condensed consolidated balance sheet. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in accumulated other comprehensive loss until the hedged net investment is sold or substantially liquidated.  The gains related to the excluded component are not significant for the period.

In the three month periods ended March 31, 2018 and 2017, we recognized foreign exchange losses of $26.5 million and $14.8 million, respectively, in AOCI in foreign currency translation adjustments on our net investment hedges.  We did not reclassify any amount from AOCI to earnings in the three month periods ended March 31, 2018 and 2017.

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

We perform quarterly assessments of hedge effectiveness by verifying and documenting the critical terms of the hedge instrument and confirming that forecasted transactions have not changed significantly.  We also assess on a quarterly basis whether there have been adverse developments regarding the risk of a counterparty default.  Under ASU 2017-12 for derivatives which qualify as hedges of future cash flows, the gains and losses are temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged item affects net earnings.  On our condensed consolidated statement of cash flows, the settlements of these cash flow hedges are recognized in operating cash flows.

For foreign currency exchange forward contracts and options outstanding at March 31, 2018, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2018 through September 2020. As of March 31, 2018, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,729.9 million. As of March 31, 2018, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $277.4 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and Net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2018	2017	Statement of Earnings	2018	2017
Foreign exchange forward contracts	$(34.2)	$(37.2)	Cost of products sold	$(11.1)	$11.1
Interest rate swaps	1.1	0.6	Interest expense	-	-
Forward starting interest rate swaps	-	-	Interest expense	(0.1)	(0.1)
	$(33.1)	$(36.6)		$(11.2)	$11.0

The net amounts recognized in earnings during the three month periods ended March 31, 2018 and 2017 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2018, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $106.3 million, or $87.6 million after taxes, which is deferred in AOCI.  A loss of $52.0 million, or $44.7 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.4 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

The following table presents the effect of fair value and cash flow hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Cost of		Cost of
	Goods	Interest	Goods	Interest
	Sold	Expense	Sold	Expense
Total amounts of income and expense line items presented in the income statement in which the effects of fair value or cash flow hedges are recorded	$575.8	$(78.9)	$512.9	$(82.9)
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	2.1	-	2.0
Gain (loss) on cash flow hedging relationships
Forward starting interest rate swaps	-	(0.1)	-	(0.1)
Foreign exchange forward contracts	(11.1)	-	11.1	-

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statement of Earnings	2018	2017
Foreign exchange forward contracts	Other expense, net	$(9.7)	$(27.8)

These losses do not reflect offsetting gains of $3.9 million and $25.6 million in the three month periods ended March 31, 2018 and 2017, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2018 and December 31, 2017, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2018		As of December 31, 2017
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$7.3	Other current assets	$14.5
Foreign exchange forward contracts	Other assets	4.0	Other assets	4.8
Interest rate swaps	Other assets	5.7	Other assets	4.5
Cross-currency interest rate swaps	Other assets	2.6	Other assets	-
Total asset derivatives		$19.6		$23.8
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$56.0	Other current liabilities	$45.8
Foreign exchange forward contracts	Other long-term liabilities	27.8	Other long-term liabilities	22.8
Total liability derivatives		$83.8		$68.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2018			As of December 31, 2017
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$7.3	$7.0	$0.3	$14.5	$13.4	$1.1
Cash flow hedges	Other assets	4.0	3.7	0.3	4.8	4.3	0.5
Liability Derivatives
Cash flow hedges	Other current liabilities	56.0	7.0	49.0	45.8	13.4	32.4
Cash flow hedges	Other long-term liabilities	27.8	3.7	24.1	22.8	4.3	18.5

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2018	2017
Euro Notes	$(29.1)	$(14.8)
Cross-currency interest rate swaps	2.6	-
	$(26.5)	$(14.8)

12.  Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $115 million decrease to a $25 million increase.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act made changes to the U.S. tax code, which included (1) reducing the U.S. corporate income tax rate from 35 percent to 21 percent, (2) implementing a base erosion and anti-abuse tax, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) adding a new provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) implementing a lower effective U.S. income tax rate on certain revenues from sources outside the U.S., and (6) implementing a one-time transition tax on certain undistributed earnings of foreign subsidiaries. In the year ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the 2017 Tax Act and related matters. In the three month period ended March 31, 2018, we did not make any material changes to the amount recorded in the year ended December 31, 2017. As of March 31, 2018, the amounts recorded for the 2017 Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and other related matters. These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.

In the three month period ended March 31, 2018, our effective tax rate (“ETR”) was 21.1 percent, which approximates the U.S. federal income tax rate. In the three month period ended March 31, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  We also recognized tax benefits of $21.8 million in the three month period ended March 31, 2017 related to the resolution of certain tax matters.  In addition, our prior year ETR was affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$7.5	$7.5
Interest cost	5.5	4.7
Expected return on plan assets	(11.8)	(10.1)
Amortization of prior service cost	(2.5)	(2.6)
Amortization of unrecognized actuarial loss	6.1	5.6
Net periodic pension expense	$4.8	$5.1

Service cost is recognized in the operating expense line item in which the related employee is classified.  All other components of net periodic pension expense are recognized in Other expense, net.

We expect that we will have minimal legally required funding obligations in 2018 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2018.  We contributed $5.0 million to our foreign-based defined benefit pension plans in the three month period ended March 31, 2018, and we expect to contribute $16.2 million to these foreign-based plans during the remainder of 2018.

14.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2018	2017
Weighted average shares outstanding for basic net earnings per share	203.0	201.1
Effect of dilutive stock options and other equity awards	1.6	2.0
Weighted average shares outstanding for diluted net earnings per share	204.6	203.1

During the three month periods ended March 31, 2018 and 2017, an average of 1.2 million options and 0.5 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

15.  Segment Information

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMF”); office based technologies; dental implants; and related surgical products.  We allocate resources to achieve our operating profit goals through seven operating segments.  Our operating segments are comprised of both geographic and product category business units.  The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan, China and Australia and includes other Asian and Pacific markets.  The product category operating segments are Spine, less Asia Pacific; Office Based Technologies; CMF and Dental.  The geographic operating segments include results from all of our product categories except those in the product category operating segments.  The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Spine, less Asia Pacific product category operating segment includes all spine product results excluding those from Asia Pacific.

As it relates to the geographic operating segments, we evaluate performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, intangible asset amortization, Acquisition, quality remediation and other and global operations and corporate functions.  Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense.  As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results.  Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable.  Intercompany transactions have been eliminated from segment operating profit.

We do not review asset information by operating segment.  Instead, we review cash flow and other financial ratios by operating segment.

These seven operating segments are the basis for our reportable segment information provided below.  The four product category operating segments are individually insignificant to our consolidated results and therefore do not constitute a reporting segment either individually or combined.  For presentation purposes, these product category operating segments have been aggregated.  Prior period reportable segment financial information has been restated to reflect the impact of the adoption of ASU 2017-07 and ASU 2014-09, as described in Note 2.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Americas	$991.1	$1,000.6	$518.9	$541.2
EMEA	432.6	392.7	140.4	129.7
Asia Pacific	298.9	276.6	104.4	100.0
Product Category Operating Segments	295.0	302.5	53.5	72.8
Global Operations and Corporate Functions	-	-	(245.4)	(210.3)
Total	$2,017.6	$1,972.4
Inventory step-up and other inventory and manufacturing related charges			(10.8)	(23.2)
Intangible asset amortization			(150.8)	(152.0)
Acquisition, quality remediation and other			(105.2)	(110.1)
Operating profit			$305.0	$348.1

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

Litigation

Durom® Cup-related claims:  On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S.  Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions.  The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device.  We have settled some of these claims and others are still pending.  The majority of the pending U.S. lawsuits are currently in an MDL in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation).  Multi-plaintiff state court cases are pending in St. Clair County, Illinois (Santas, et al. v. Zimmer, Inc., et al.) and Los Angeles County, California (McAllister, et al. v. Zimmer, Inc., et al.).  The initial trial in Santas took place in November 2014, the initial trial in the MDL took place in May 2015 and the initial trial in McAllister took place in July 2015.  As of March 31, 2018, litigation activity in the MDL, Santas and McAllister is stayed to allow participation in the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants.  Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.  The majority of claims outside the U.S. are pending in Canada, Germany, Netherlands, Italy and the UK.  A Canadian class settlement was approved in late 2016, and the period for class members to submit a claim for compensation under the settlement closed in September 2017.  Trials have commenced in Germany, and the majority of claims in the UK are consolidated in a Group Litigation Order.

Since 2008, we have recognized expense of $489.7 million for Durom Cup-related claims.  Our estimate of our total liability for these claims as of March 31, 2018 remains consistent with our estimate as of December 31, 2017, and, accordingly, we did not record any additional expense during the three month period ended March 31, 2018.  With respect to the same prior year period, we also did not record any expense for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of March 31, 2018 for any possible future insurance recoveries for these claims.

Our estimate as of March 31, 2018 of the remaining liability for all Durom Cup-related claims is $151.3 million, of which $48.9 million is classified as short-term in “Other current liabilities” and $102.4 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.:  On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively.  The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products.  The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs.  The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI.  Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay.  On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur.  On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI.  On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest.  Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012.  On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial.  On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition.  On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc.  Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013.  On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial.  On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014.  Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014.  On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award.  On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for reconsideration of whether remittitur was appropriate.  On December 2, 2016, the trial court remitted the verdict to $21.5 million, which, after being molded to reduce for plaintiffs’ comparative negligence, totals approximately $15.8 million between PCI and us.  On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania.  Oral argument before the Superior Court of Pennsylvania took place on September 20, 2017, and on December 15, 2017, the Superior Court of Pennsylvania issued its decision affirming the $21.5 million remitted award.  We subsequently filed a motion for re-argument en banc on December 29, 2017, which motion was denied without opinion on February 12, 2018.  We filed a petition for allowance of appeal in the Supreme Court of Pennsylvania on March 14, 2018.  That petition was pending as of March 31, 2018.  While we are pursuing appeal, we recorded a charge in the three month period ended December 31, 2017 for the approximately $15.8 million remitted and molded verdict, plus post-judgment interest from the date of verdict in 2010.

NexGen® Knee System claims:  Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions.  The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System, specifically the NexGen Flex Femoral Components and MIS Stemmed Tibial Component, suffer from defects that cause them to loosen prematurely.  The majority of the cases are currently pending in an MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation).  Other cases are pending in various state courts, and additional lawsuits may be filed.  Thus far, all cases decided by the

MDL court or a jury on the merits have involved NexGen Flex Femoral Components, which represent the majority of cases in the MDL.  The initial bellwether trial took place in October 2015 and resulted in a defense verdict.  The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016.  That decision was appealed by the plaintiff and subsequently affirmed by the Seventh Circuit Court of Appeals in March 2018.  The second bellwether trial took place in January 2017 and resulted in a defense verdict.  The parties attended a court-ordered mediation in January 2018, at which a settlement in principle was reached that would resolve all MDL cases and all state court cases that involved MDL products.  MDL proceedings have been stayed pending administration of the aforementioned settlement.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Biomet metal-on-metal hip implant claims:  Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants, most of which involve the M2a-MagnumTM hip system.  The majority of the cases are currently consolidated in an MDL in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation).  Other cases are pending in various state and foreign courts, with the majority of domestic state court cases pending in Indiana and Florida.

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of March 31, 2018 of the remaining liability for all Biomet metal-on-metal hip implant claims is $32.5 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of March 31, 2018, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany.  In September 2017, Heraeus filed an enforcement action in the Frankfurt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to prevent Biomet Orthopaedics Switzerland from having bone cements for the Chinese market manufactured in Germany.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiberg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  As of March 31, 2018, these claims were still pending.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.  On February 21, 2018, Heraeus filed a notice of appeal to U.S. Court of Appeals for the Third Circuit.

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.

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

Putative Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, two of our officers and one of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with FDA regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, and plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters:  In September 2012, Zimmer received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, Zimmer received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) at our facility in Montreal, Quebec, Canada.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Ponce and Montreal.  As of March 31, 2018, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the Quality System Regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana and, in the case of the legacy Biomet manufacturing facility in Warsaw, Indiana, preparing a response to inspectional observations in an FDA Form 483 issued in late April 2018.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Deferred Prosecution Agreement (“DPA”) relating to U.S. Foreign Corrupt Practices Act (“FCPA”) matters:  On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.  As part of the settlement, Biomet resolved matters with the U.S. Securities and Exchange Commission (the “SEC”) through an administrative cease-and-desist order (the “Order”); (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l. (“JERDS”), the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement (the “Plea Agreement”) with the DOJ.  The conduct underlying these resolutions occurred prior to our acquisition of Biomet.

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

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q.  Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and, therefore, may not recalculate from the rounded numbers used for disclosure purposes.  In addition, certain amounts in the 2017 interim condensed consolidated financial statements have been reclassified to conform to the 2018 presentation and to reflect the impact of the adoption of ASU 2017-07 and ASU 2014-09, as described in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Executive Level Overview

Results for the Three Month Period ended March 31, 2018

Net sales increased by 2.3 percent in the three month period ended March 31, 2018 compared to the same prior year period.  The sales increase was driven primarily by changes in foreign currency exchange rates, most notably from the weakening of the U.S. Dollar against the Euro and Japanese Yen.  Volume/mix growth of 1.1 percent continued to be negatively affected by ongoing supply and quality remediation challenges at our Warsaw North Campus facility, ongoing stabilization initiatives in our Dental business and U.S. distributor integration issues in our Spine business.

Our net earnings decreased in the three month period ended March 31, 2018 compared to the same prior year period.  The decline was primarily due to increased cost of products sold and a higher income tax provision.  The increased cost of products sold was driven by incremental production and inventory costs at our Warsaw North Campus facility.  The income tax provision increased significantly over the same prior year period, as the prior year period included a $69.7 million tax benefit recognized resulting from an internal tax restructuring that lowered the tax rate on certain deferred tax liabilities.

2018 Outlook

We estimate our sales growth in 2018 over 2017 will be in a range of 1.5 to 3.5 percent.  This estimate assumes foreign currency exchange rates will increase sales by 2.0 to 3.0 percent.  We expect to make additional progress in remediating supply constraints as we progress through the remainder of 2018.  As a result, we expect volume/mix growth will be stronger in the second half of the year.

We estimate cost of products sold will be higher in 2018 compared to the prior year due to the higher costs of products manufactured at our Warsaw North Campus facility.  Based on our inventory turns, these costs will continue to impact our costs of product sold into 2019.  We expect ongoing benefits from the reduction of the U.S. corporate income tax rate, but we plan to reinvest those savings into the business to drive sales growth.  Accordingly, we expect research and development (“R&D”) and selling, general and administrative (“SG&A”) expenses to be higher in 2018 compared to 2017.  We also expect our Acquisition, quality remediation and other expense in the last three quarters of 2018 to remain consistent with the first quarter of 2018 as we continue our quality remediation at our Warsaw North Campus facility.  We expect interest expense to be approximately $300 million due to lower debt levels.

In 2018, we will continue to refine our estimates related to impacts of the 2017 Tax Act.  In the year ended December 31, 2017, we recognized an income tax benefit of $1,272.4 million.  In accordance with authoritative guidance issued by the SEC, the income tax effect for certain aspects of the 2017 Tax Act represents provisional amounts for which our accounting is incomplete, but with respect to which a reasonable estimate could be determined.  In the three month period ended March 31, 2018, we did not make any material changes to the amount recorded in the year ended December 31, 2017.  The actual effects of the 2017 Tax Act and final amounts recorded may differ materially from our current estimate of provisional amounts due to, among other things, further interpretive guidance that may be issued by U.S. tax authorities or regulatory bodies, including the SEC and the FASB.  We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued so we can finalize the full effects of applying the new legislation on our financial statements in the measurement period, which ends in the fourth quarter of 2018.  See Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional details related to the 2017 Tax Act.

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

Net Sales by Geography

The following table presents our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,		% Inc /	Volume /		Foreign
	2018	2017	(Dec)	Mix	Price	Exchange
Americas	$1,208.1	$1,229.9	(1.8)%	0.4%	(2.4)%	0.2%
EMEA	496.5	453.2	9.6	(0.6)	(2.4)	12.6
Asia Pacific	313.0	289.3	8.2	6.5	(3.9)	5.6
Total	$2,017.6	$1,972.4	2.3	1.1	(2.6)	3.8

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,		% Inc /	Volume /		Foreign
	2018	2017	(Dec)	Mix	Price	Exchange
Knees	$713.3	$700.8	1.8%	1.1%	(3.2)%	3.9%
Hips	492.0	473.8	3.8	1.9	(2.8)	4.7
S.E.T.	442.3	423.5	4.4	3.6	(2.5)	3.3
Dental	107.6	107.8	(0.2)	(2.7)	(2.1)	4.6
Spine & CMF	183.1	186.3	(1.7)	(2.2)	(1.6)	2.1
Other	79.3	80.2	(1.1)	(3.1)	(0.9)	2.9
Total	$2,017.6	$1,972.4	2.3	1.1	(2.6)	3.8

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,		% Inc /
	2018	2017	(Dec)
Knees
Americas	$417.2	$428.0	(2.5)%
EMEA	188.9	167.9	12.4
Asia Pacific	107.2	104.9	2.3
Total	$713.3	$700.8	1.8
Hips
Americas	$247.8	$244.5	1.3%
EMEA	142.2	136.2	4.5
Asia Pacific	102.0	93.1	9.5
Total	$492.0	$473.8	3.8

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales had a positive effect of 1.1 percent on year-over-year sales during the three month period ended March 31, 2018.  Volume/mix growth was driven by recent product introductions, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 2.6 percent on year-over-year sales during the three month period ended March 31, 2018.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2018, changes in foreign currency exchange rates had a positive effect of 3.8 percent on year-over-year sales.  If foreign currency exchange rates remain consistent with recent rates, we estimate foreign currency exchange rates will have a positive effect in each of our quarterly periods in 2018, but will be less significant in the second half of the year.

Sales by Product Category

Knees

Knee sales increased in the three month period ended March 31, 2018 when compared to the same prior year period primarily due to changes in foreign currency exchange rates and volume/mix growth in the EMEA and Asia Pacific operating segments.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hip sales increased in the three month period ended March 31, 2018 when compared to the same prior year period primarily due to changes in foreign currency exchange rates and volume/mix growth in the Americas and Asia Pacific operating segments.  Hip sales volume/mix growth was led by our Taperloc® Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T.

Our S.E.T. product category sales increased in the three month period ended March 31, 2018 when compared to the same prior year period, driven primarily by a growing emphasis on sales force specialization, strong performance by key brands and changes in foreign currency exchange rates.

Dental

Dental sales declined in the three month period ended March 31, 2018 when compared to the same prior year period.  The decline was primarily due to unseasonably high demand in the prior year period from certain U.S. customers and ongoing stabilization initiatives in certain European markets.

Spine and CMF

Spine and CMF sales decreased in the three month period ended March 31, 2018 when compared to the same prior year period, primarily due to a decline in Spine sales driven by U.S. distributor integration issues partially offset by continuing strong sales of our Thoracic products.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2018	2017	(Dec)
Cost of products sold, excluding intangible asset amortization	28.5%	26.0%	2.5%
Intangible asset amortization	7.5	7.7	(0.2)
Research and development	4.7	4.6	0.1
Selling, general and administrative	38.9	38.4	0.5
Acquisition, quality remediation and other	5.2	5.5	(0.3)
Operating profit	15.1	17.7	(2.6)

The increase in cost of products sold as a percentage of net sales for the three month period ended March 31, 2018 compared to the same prior year period was primarily due to hedge losses of $11.1 million recognized in the 2018 period compared to hedge gains of $11.1 million recognized in the 2017 period.   For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  Additional unfavorable factors that increased cost of products sold as a percentage of net sales in the three month period ended March 31, 2018 when compared to the same prior year period included lower average selling prices, increased manufacturing costs at our Warsaw North Campus facility and higher excess and obsolete inventory charges.  These 2018 period unfavorable items were partially offset by lower inventory step-up charges in the 2018 period.  Inventory step-up charges represent the difference in cost of products sold between inventory expensed at fair value after business combination accounting is applied versus what cost of products sold would have been had inventory been recognized at historical cost.  The reduction in inventory step-up charges resulted from the LDR Holding Corporation (“LDR”) inventory that was stepped-up to fair value being fully recognized by September 30, 2017.

Intangible asset amortization expense remained generally consistent between the three month periods ended March 31, 2018 and 2017 as there were no significant business combinations in the past year.

R&D expenses and R&D expenses as a percentage of sales increased slightly in the three month period ended March 31, 2018 compared to the same prior year period primarily due to increased investment in our Knee product pipeline.

SG&A expenses and SG&A expenses as a percentage of net sales increased in the three month period ended March 31, 2018 when compared to the same prior year period.  The primary drivers of the increased expense were higher sales and increased investments in our specialized sales force.

Acquisition, quality remediation and other expenses decreased slightly in dollars and as a percentage of net sales in the three month period ended March 31, 2018 compared to the same prior year period.  The decrease was primarily due to lower integration expenses associated with the Biomet merger as we near completion of our three year integration plans, partially offset by increased consulting and professional expenses related to our quality enhancement and remediation efforts.  Our quality enhancement and remediation efforts accelerated in 2017 and will continue throughout 2018.  These costs primarily relate to fees paid to temporary external consultants engaged to assist in the remediation of our Warsaw North Campus facility.  See Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for more information regarding Acquisition, quality remediation and other charges.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In the three month periods ended March 31, 2018 and 2017, other expense, net, was primarily related to certain components of pension expense and remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.  The increased expense in the three month period ended March 31, 2018 compared to the same prior year period was primarily caused by higher foreign currency losses.

Net interest expense decreased in the three month period ended March 31, 2018, compared to the same prior year period, primarily due to lower average outstanding debt balances during the 2018 period due to debt repayments throughout 2017.

In the three month period ended March 31, 2018, our ETR was 21.1 percent, which approximates the U.S. federal income tax rate.  In the three month period ended March 31, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  We also recognized tax benefits of $21.8 million in the three month period ended March 31, 2017 related to the resolution of certain tax matters.  In addition, our prior year ETR was affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.

Our future ETR is expected to be unfavorably impacted by the 2017 Tax Act as we establish an estimate for a new U.S. tax on certain off-shore earnings, referred to as GILTI, at an effective tax rate of 10.5 percent for tax years beginning after December 31, 2017 (increasing to 13.125 percent for tax years beginning after December 31, 2025), with a partial offset from foreign tax credits.  See Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for further details related to the 2017 Tax Act.  Our ETR in future periods could also potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2018	2017	2018	2017	2018	2017
Americas	$991.1	$1,000.6	$518.9	$541.2	52.4%	54.1%
EMEA	432.6	392.7	140.4	129.7	32.5	33.0
Asia Pacific	298.9	276.6	104.4	100.0	34.9	36.2

In the Americas, operating profit as a percentage of sales declined in the three month period ended March 31, 2018 compared to the same prior year period primarily due to price declines and higher excess and obsolete inventory charges caused by the Warsaw North Campus facility supply issues and quality remediation efforts.

In EMEA and Asia Pacific, operating profit as a percentage of sales decreased in the three month period ended March 31, 2018 compared to the same prior year period primarily due to price declines.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges connected to discontinuing certain product lines, quality enhancement and remediation efforts; intangible asset amortization; Acquisition, quality remediation and other; any related effects on our income tax provision associated with these items; and an other certain tax adjustment.  The other certain tax adjustment relates to an internal tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.  We use these non-GAAP financial measures internally to evaluate the performance of the business and believe they are useful measures that provide meaningful supplemental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported operating results, to perform trend analysis, to better identify operating trends that may otherwise be masked or distorted by these types of items and to provide additional transparency of certain items.  In addition, certain of these non-GAAP financial measures are used as performance metrics in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net Earnings of Zimmer Biomet Holdings, Inc.	$174.7	$299.4
Inventory step-up and other inventory and manufacturing-related charges	10.8	23.2
Intangible asset amortization	150.8	152.0
Acquisition, quality remediation and other
Biomet merger-related	16.6	37.0
Other acquisition, quality remediation and other	88.6	73.1
Merger-related and other (income) expense in other expense, net	-	1.5
Taxes on above items (1)	(50.6)	(83.1)
Other certain tax adjustment (2)	-	(69.7)
Adjusted Net Earnings	$390.9	$433.4

	Three Months Ended
	March 31,
	2018	2017
Diluted Earnings Per Share	$0.85	$1.47
Inventory step-up and other inventory and manufacturing-related charges	0.05	0.11
Intangible asset amortization	0.74	0.75
Acquisition, quality remediation and other
Biomet merger-related	0.08	0.18
Other acquisition, quality remediation and other	0.43	0.36
Merger-related and other expense in other expense, net	-	0.01
Taxes on above items (1)	(0.24)	(0.41)
Other certain tax adjustment (2)	-	(0.34)
Adjusted Diluted Earnings Per Share	$1.91	$2.13

(1)

The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(2)

The adjustment relates to an internal tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in the Biomet merger acquisition-related accounting.

Liquidity and Capital Resources

Cash flows provided by operating activities were $490.5 million in the three month period ended March 31, 2018, compared to $275.4 million in the same prior year period.  The increase was driven by additional cash flows from our sale of accounts receivable in certain countries as well as certain significant payments made in in the 2017 period.  In the 2017 period, we made payments related to the U.S. Durom Cup Settlement Program and we paid $30.5 million in Settlement Payments to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Cash flows used in investing activities were $101.7 million in the three month period ended March 31, 2018, compared to $133.1 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.

Cash flows provided by financing activities were $841.8 million in the three month period ended March 31, 2018, compared to $256.1 million in the same prior year period.  In the 2018 period, we issued $749.5 million of additional senior notes and borrowed $400.0 million from our Multicurrency Revolving Facility to repay $1,150.0 million of senior notes that became due on April 2, 2018.

Due to the timing of these events, our cash and debt balances were temporarily higher as of March 31, 2018.  We also repaid $225.0 million on U.S. Term Loan A in the three month period ended March 31, 2018.  In the 2017 period, we borrowed $400.0 million on our Multicurrency Revolving Facility in order to repay $500.0 million of senior notes that became due on April 1, 2017.  In the 2018 period, we also had net cash outflows of $60.8 million related to our factoring programs caused by the timing differences of collections from customers and repayments to the financial institution to which we sold the collected receivables.

In February 2018, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of March 31, 2018, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation.  We intend to use available cash for reinvestment in the business, debt repayment and dividends.  If the right opportunities arise, we may also use available cash to pursue business development opportunities.

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

Also, as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of March 31, 2018, a short-term liability of $48.9 million and a long-term liability of $102.4 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our consolidated balance sheet as of March 31, 2018 for any possible future insurance recoveries for these claims.  As of March 31, 2018, we also had a short-term liability of $32.5 million related to Biomet metal-on-metal hip implant claims.

At March 31, 2018, we had thirteen tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$1,150.0		2.000%	April 1, 2018
500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
450.0		Floating	March 19, 2021
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
614.9	*	1.414	December 13, 2022
300.0		3.700	March 19, 2023
2,000.0		3.550	April 1, 2025
614.9	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

*	Euro denominated debt securities

We also had four term loans with total principal of $1,595.7 million outstanding as of March 31, 2018.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There was $400.0 million in outstanding borrowings under this facility as of March 31, 2018.  We also have other available uncommitted credit facilities totaling $58.0 million as of March 31, 2018.

For additional information on our debt, see Note 8 to our interim consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2018, $326.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $64.1 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $3.6 billion of unremitted earnings in future years.

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

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three month period ended March 31, 2018 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

In the fourth quarter of 2017, we recognized a $272.0 million goodwill impairment charge related to our Spine, less Asia Pacific reporting unit.  The impairment charge represented the amount by which the reporting unit’s carrying value exceeded its estimated fair value.  We estimated the fair value of the reporting unit based on income and market approaches.  Since the carrying value of this reporting unit was written down to its estimated fair value, future impairment could occur if the estimates used in the income and market approaches change.  If our estimates of profitability in the reporting unit decline, the fair value estimate under the income approach will decline.  If there are negative outlooks of the broader economic environment, comparable company valuation indicators may decline, which would cause our fair value estimate under the market approach to decline.  The lowering of the U.S. corporate income tax rate subsequent to the goodwill impairment charge will provide a benefit to the future profitability estimates for this reporting unit.  However, any inability to execute on our operating plans could more than offset any favorable cash flows from lower U.S. corporate income tax rates.

We have five other reporting units that have goodwill assigned to them.  As of the date of our last goodwill impairment test, each of the five reporting unit’s estimated fair value exceeded its carrying value by more than 10 percent.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•

the potential impact on our business and future strategic direction resulting from our transition to a new chief executive officer and our ability to attract and  retain other key members of senior management;

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

•	the outcome of government investigations;
•	competition;
•	pricing pressures;
•	changes in customer demand for our products and services caused by demographic changes or other factors;
•	the impact of healthcare reform measures, reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;
•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or the regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	our ability to obtain and maintain adequate intellectual property protection;
•	our ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including the European Union rules on state aid, or examinations by tax authorities;
•	product liability and intellectual property litigation losses;
•	our ability to retain the independent agents and distributors who market our products;
•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;
•	changes in general industry and market conditions, including domestic and international growth rates;
•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and
•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2017 contains detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended March 31, 2018, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

4.1

Fifth Supplemental Indenture, dated as of March 19, 2018, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 19, 2018)

4.2	Form of Floating Rate Notes due 2021 (incorporated by reference to Exhibit 4.1 above)

4.3	Form of 3.700% Notes due 2023 (incorporated by reference to Exhibit 4.1 above)

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement (2018) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan

10.2*	Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed January 19, 2018)

10.3*	Form of Change in Control Severance Agreement with Aure Bruneau (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.4*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Aure Bruneau (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.5*

Form of Nonqualified Stock Option Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.6*

Form of Nonqualified Stock Option Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.7*	Aircraft Time Sharing Agreement by and between Zimmer, Inc. and Bryan C. Hanson (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: May 8, 2018	By:	/s/ Daniel P. Florin
Daniel P. Florin
Executive Vice President and Chief Financial Officer

Date: May 8, 2018	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer