Form 10-Q
period 2018-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2018-11-01
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

Commission File Number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN  46580

(Address of principal executive offices)

Telephone:  (574) 267-6131

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 25, 2018, 203,976,311 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2018

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Sales	$1,836.7	$1,813.1	$5,861.9	$5,735.0
Cost of products sold, excluding intangible asset amortization	529.0	500.9	1,688.5	1,541.5
Intangible asset amortization	147.6	152.7	447.9	452.4
Research and development	95.7	91.2	290.5	274.9
Selling, general and administrative	787.7	711.7	2,380.7	2,239.6
Goodwill and intangible asset impairment	3.8	32.7	3.8	59.5
Acquisition, integration and related	17.4	61.6	113.9	192.3
Quality remediation	32.2	51.1	112.3	135.4
Operating expenses	1,613.4	1,601.9	5,037.6	4,895.6
Operating Profit	223.3	211.2	824.3	839.4
Other expense, net	(2.2)	(2.3)	(8.7)	(4.5)
Interest income	0.8	0.6	2.3	1.4
Interest expense	(68.3)	(82.3)	(223.1)	(247.5)
Earnings before income taxes	153.6	127.2	594.8	588.8
(Benefit) provision for income taxes	(8.5)	28.4	71.6	6.6
Net Earnings	162.1	98.8	523.2	582.2
Less: Net (loss) earnings attributable to noncontrolling interest	(0.1)	-	1.3	(0.2)
Net Earnings of Zimmer Biomet Holdings, Inc.	$162.2	$98.8	$521.9	$582.4
Earnings Per Common Share
Basic	$0.80	$0.49	$2.57	$2.89
Diluted	$0.79	$0.48	$2.55	$2.86
Weighted Average Common Shares Outstanding
Basic	203.7	202.3	203.3	201.7
Diluted	205.4	204.0	204.9	203.6
Cash Dividends Declared Per Common Share	$0.24	$0.24	$0.72	$0.72

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Earnings	$162.1	$98.8	$523.2	$582.2
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(44.0)	129.7	(127.0)	367.9
Unrealized cash flow hedge gains (losses), net of tax	32.8	(28.3)	58.0	(79.4)
Reclassification adjustments on hedges, net of tax	4.1	4.1	23.0	(9.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.0	(1.0)	4.0	(5.0)
Total Other Comprehensive Income (Loss)	(5.1)	104.5	(42.0)	274.1
Comprehensive Income	157.0	203.3	481.2	856.3
Comprehensive income (loss) attributable to the noncontrolling interest	(0.1)	(0.2)	1.3	(0.6)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$157.1	$203.5	$479.9	$856.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$524.6	$524.4
Accounts receivable, less allowance for doubtful accounts	1,262.7	1,544.1
Inventories	2,219.5	2,068.3
Prepaid expenses and other current assets	506.5	428.0
Total Current Assets	4,513.3	4,564.8
Property, plant and equipment, net	2,002.4	2,038.6
Goodwill	10,583.6	10,668.4
Intangible assets, net	7,837.4	8,353.4
Other assets	445.3	388.8
Total Assets	$25,382.0	$26,014.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$345.8	$330.2
Income taxes payable	196.2	165.2
Other current liabilities	1,249.2	1,349.3
Current portion of long-term debt	600.0	1,225.0
Total Current Liabilities	2,391.2	3,069.7
Deferred income taxes	1,054.0	1,101.5
Long-term income tax payable	782.0	744.0
Other long-term liabilities	334.4	445.8
Long-term debt	8,597.4	8,917.5
Total Liabilities	13,159.0	14,278.5
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 307.8 million shares issued in 2018 (306.5 million in 2017)	3.1	3.1
Paid-in capital	8,662.3	8,514.9
Retained earnings	10,441.2	10,022.8
Accumulated other comprehensive loss	(168.1)	(83.2)
Treasury stock, 103.8 million shares in 2018 (103.9 million shares in 2017)	(6,721.7)	(6,721.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,216.8	11,735.8
Noncontrolling interest	6.2	(0.3)
Total Stockholders' Equity	12,223.0	11,735.5
Total Liabilities and Stockholders' Equity	$25,382.0	$26,014.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows provided by (used in) operating activities:
Net earnings	$523.2	$582.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	785.7	798.2
Share-based compensation	45.3	40.1
Goodwill and intangible asset impairment	3.8	59.5
Inventory step-up	-	32.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Income taxes	(58.3)	(245.4)
Receivables	237.4	346.7
Inventories	(165.2)	(123.9)
Accounts payable and accrued expenses	23.6	(170.6)
Other assets and liabilities	(27.6)	(139.6)
Net cash provided by operating activities	1,367.9	1,179.4
Cash flows used in investing activities:
Additions to instruments	(203.7)	(255.7)
Additions to other property, plant and equipment	(115.2)	(109.8)
Other business combination investments, net of acquired cash	-	(4.0)
Other investing activities	(15.3)	(13.1)
Net cash used in investing activities	(334.2)	(382.6)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	749.5	-
Proceeds from multicurrency revolving facility	400.0	400.0
Payments on multicurrency revolving facility	(400.0)	(400.0)
Redemption of senior notes	(1,150.0)	(500.0)
Proceeds from term loan	-	192.7
Payments on term loan	(500.0)	(640.0)
Net payments on other debt	(3.9)	(0.9)
Dividends paid to stockholders	(146.2)	(145.0)
Proceeds from employee stock compensation plans	103.4	132.6
Net cash flows from unremitted collections from factoring programs	(54.6)	-
Business combination contingent consideration payments	(16.7)	(9.1)
Restricted stock withholdings	(3.3)	(7.6)
Debt issuance costs	(4.9)	(0.3)
Net cash used in financing activities	(1,026.7)	(977.6)
Effect of exchange rates on cash and cash equivalents	(6.8)	27.5
Increase (decrease) in cash and cash equivalents	0.2	(153.3)
Cash and cash equivalents, beginning of year	524.4	634.1
Cash and cash equivalents, end of period	$524.6	$480.8

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

We have reclassified expenses that were previously recognized in a financial statement line item labeled “Acquisition, quality remediation and other” (and prior to that, labeled “Special items”) to the financial statement line items of “Research and development,” “Selling, general and administrative,” “Goodwill and intangible asset impairment,” “Acquisition, integration and related,” and “Quality remediation”.  Prior periods have been reclassified to conform to the current year presentation.  Please refer to Note 2 for additional details on the reclassified items.  We made this change to provide additional transparency and better reflect the nature of these expenses.

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

We use the financial statement line item “Quality remediation” to recognize expenses related to addressing inspectional observations on Form 483 and a warning letter issued by the U.S. Food and Drug Administration (“FDA”) following its inspections of our Warsaw North Campus facility, among other matters.  See Note 15 for additional information about the Form 483 and warning letter.  The majority of these expenses are related to consultants who are helping us to update previous documents and redesign certain processes.

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

In March 2017, the FASB issued ASU 2017-07 – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.  This ASU requires us to report the service cost component of pensions in the same location as other compensation costs arising from services rendered by the pertinent employees during the period. We are required to report the other components of net benefit costs in other income (expense) in the statements of earnings.  This ASU was effective for us as of January 1, 2018.  This ASU must be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost in the statements of earnings and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost in assets.  This ASU provides a practical expedient that allows companies to use the amounts disclosed in prior financial statements as the basis for the retrospective application.  We elected to use this practical expedient.  The impacts of this ASU on our condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 are included in the tables below.  See Note 12 for further information on the components of our net benefit cost.

In May 2014, the FASB issued ASU 2014-09 – Revenue from Contracts with Customers (Topic 606).  This ASU provides a five-step model for revenue recognition that all industries will apply to recognize revenue when a customer obtains control of a good or service.  This ASU was effective for us as of January 1, 2018.  Entities were permitted to apply the standard and related amendments either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application.  We adopted this new standard using the retrospective method, which resulted in us restating prior reporting periods presented.  This ASU did not result in a change to the timing of our revenue recognition.  However, we were required to reclassify certain immaterial costs from selling, general and administrative (“SG&A”) expense to net sales, which resulted in a reduction of net sales, but had no impact on operating profit or retained earnings.  This ASU also required us to reclassify our estimated refund liability for products expected to be returned from a reduction of accounts receivable to other current liabilities and the related right to receive products from the return from inventories to prepaid expenses and other current assets.  The impacts of this ASU on our condensed consolidated financial statements for the three and nine month periods ended September 30, 2017 and as of December 31, 2017 are included in the tables below.

		New	New
	As	Revenue	Pension
	Previously	Standard	Standard		As
(in millions)	Reported	Adjustment	Adjustment	Reclassifications	Restated
Statement of Earnings
Three Months Ended September 30, 2017

Net Sales	$1,818.1	$(5.0)	$-	$-	$1,813.1
Selling, general and administrative	694.5	(5.0)	2.2	20.0	711.7
Goodwill and intangible asset impairment	-	-	-	32.7	32.7
Acquisition, integration and related	-	-	-	61.6	61.6
Quality remediation	-	-	-	51.1	51.1
Special items	165.4	-	-	(165.4)	-
Operating expenses	1,604.7	(5.0)	2.2	-	1,601.9
Operating Profit	213.4	-	(2.2)	-	211.2
Other expense, net	(4.5)	-	2.2	-	(2.3)

		New	New
	As	Revenue	Pension
	Previously	Standard	Standard		As
(in millions)	Reported	Adjustment	Adjustment	Reclassifications	Restated
Statement of Earnings
Nine Months Ended September 30, 2017

Net Sales	$5,749.8	$(14.8)	$-	$-	$5,735.0
Research and development	272.4	-	-	2.5	274.9
Selling, general and administrative	2,203.3	(14.8)	6.7	44.4	2,239.6
Goodwill and intangible asset impairment	-	-	-	59.5	59.5
Acquisition, integration and related	-	-	-	192.3	192.3
Quality remediation	-	-	-	135.4	135.4
Special items	434.1	-	-	(434.1)	-
Operating expenses	4,903.7	(14.8)	6.7	-	4,895.6
Operating Profit	846.1	-	(6.7)	-	839.4
Other expense, net	(11.2)	-	6.7	-	(4.5)

		New
	As	Revenue
	Previously	Standard	As
(in millions)	Reported	Adjustment	Restated
Balance Sheet
December 31, 2017

Accounts receivable, less allowance for doubtful accounts	$1,494.6	$49.5	$1,544.1
Inventories	2,081.8	(13.5)	2,068.3
Prepaid expenses and other current assets	414.5	13.5	428.0
Other current liabilities	1,299.8	49.5	1,349.3

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02 – Leases.  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU will be effective for us beginning January 1, 2019.  We own most of our manufacturing facilities, but lease various office space, vehicles and other less significant assets throughout the world.  We have collected all of our lease agreements from across the organization that were entered into prior to 2018.  We substantially completed our analysis of the key terms of these lease agreements to determine the appropriate accounting treatment.  We are also nearing completion of our methodology to determine discount rates as well as our implementation of software that will be utilized to account for this ASU.  We will continue evaluating our leases, including the collection and analysis of leases entered into during 2018, and the related impact this ASU will have on our consolidated financial statements through the remainder of 2018.

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

We sell product through three principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; 2) through stocking distributors and healthcare dealers; and 3) directly to dental practices and dental laboratories.  The direct channel accounts represented approximately 80 percent of our net sales in 2017.  Through this channel, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures.  No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory.  Upon implantation, we issue an invoice and revenue is recognized.  Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market.  Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group.  At negotiated thresholds within a contract buying period, price discounts may increase.  Payment terms vary by customer, but are typically less than 90 days.

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

We analyze sales by three geographies, the Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific, and by the following product categories: Knees; Hips; Surgical, Sports Medicine, Foot and Ankle, Extremities and Trauma (“S.E.T.”); Dental; Spine & Craniomaxillofacial and Thoracic products (“CMF”) and Other.  As discussed in Note 14, we have seven operating segments that are based upon geography and product categories.  The geographic segments include sales of all product categories exclusive of the specific product category operating segments.  The geographic operating segments are the Americas, EMEA and Asia Pacific.  These three operating segments are our reporting segments.  The product category operating segments are Spine, less Asia Pacific; Office Based Technologies; CMF and Dental.  The product operating segments do not constitute a reporting segment because they are, individually and on a combined basis, insignificant to our consolidated results.

Our sales analysis differs from our reporting operating segments because the underlying market trends in any particular geography tend to be similar across product categories, we primarily sell the same products in all geographies and the product category operating segments are not individually significant to our consolidated results.

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	$1,153.6	$1,137.0	$3,578.0	$3,570.8
EMEA	372.1	381.1	1,326.3	1,272.5
Asia Pacific	311.0	295.0	957.6	891.7
Total	$1,836.7	$1,813.1	$5,861.9	$5,735.0

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Knees	$627.9	$622.9	$2,044.2	$2,003.7
Hips	444.8	432.8	1,423.7	1,374.6
S.E.T.	414.6	404.8	1,290.7	1,249.4
Dental	92.3	92.9	306.8	311.1
Spine & CMF	184.9	184.5	566.2	564.1
Other	72.2	75.2	230.3	232.1
Total	$1,836.7	$1,813.1	$5,861.9	$5,735.0

4.  Inventories

	September 30,	December 31,
	2018	2017
	(in millions)
Finished goods	$1,784.7	$1,618.7
Work in progress	231.7	200.0
Raw materials	203.1	249.6
Inventories	$2,219.5	$2,068.3

5.  Property, Plant and Equipment

	September 30,	December 31,
	2018	2017
	(in millions)
Land	$28.6	$29.0
Buildings and equipment	1,906.4	1,838.5
Capitalized software costs	422.7	421.6
Instruments	2,892.8	2,683.9
Construction in progress	126.6	110.7
	5,377.1	5,083.7
Accumulated depreciation	(3,374.7)	(3,045.1)
Property, plant and equipment, net	$2,002.4	$2,038.6

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of September 30, 2018 of $400 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $31.0 million and $22.9 million as of September 30, 2018 and December 31, 2017, respectively.

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

In the nine month periods ended September 30, 2018 and 2017, we sold receivables having an aggregate face value of $1,942.8 million and $1,050.5 million to third parties in exchange for cash proceeds of $1,942.1 million and $1,049.8 million, respectively.  Expenses recognized on these sales during the nine month periods ended September 30, 2018 and 2017 were not significant.  In the nine month periods ended September 30, 2018 and 2017, under the U.S. and Japan programs, we collected $1,613.1 million and $682.2 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $166.7 million and $58.9 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  As of September 30, 2018 and December 31, 2017, we had collected $48.9 million and $103.5 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.  We estimate the incremental operating cash inflows related to all of our receivables purchase programs were approximately $25 million in the nine month period ended September 30, 2018.

At September 30, 2018 and December 31, 2017, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $341.8 million and $261.2 million, respectively.

7.  Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2018	2017
Current portion of long-term debt
2.000% Senior Notes due 2018	$-	$1,150.0
U.S. Term Loan B	600.0	75.0
Total current portion of long-term debt	$600.0	$1,225.0
Long-term debt
4.625% Senior Notes due 2019	$500.0	$500.0
2.700% Senior Notes due 2020	1,500.0	1,500.0
Floating Rate Notes due 2021	450.0	-
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	-
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	580.8	600.4
2.425% Euro Notes due 2026	580.8	600.4
U.S. Term Loan A	410.0	835.0
U.S. Term Loan B	-	600.0
Japan Term Loan A	103.5	103.2
Japan Term Loan B	188.4	187.9
Other long-term debt	-	4.1
Debt discount and issuance costs	(49.4)	(53.2)
Adjustment related to interest rate swaps	16.7	23.1
Total long-term debt	$8,597.4	$8,917.5

At September 30, 2018, our total debt balance consisted of $7.9 billion aggregate principal amount of our senior notes, which included $1.2 billion of Euro-denominated senior notes (“Euro Notes”), $410.0 million outstanding under a U.S. term loan (“U.S. Term Loan A”) that will mature on June 24, 2020, $600.0 million outstanding under a U.S. term loan (“U.S. Term Loan B”) that will mature on September 30, 2019, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $16.7 million, partially offset by debt discount and issuance costs of $49.4 million.

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

Borrowings under the 2014 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility. If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all financial covenants under the 2014 and 2016 Credit Agreements as of September 30, 2018. As of September 30, 2018, we had no borrowings outstanding under the Multicurrency Revolving Facility.

Under the terms of U.S. Term Loan A, we have the ability to prepay principal without penalty. We have paid $2.59 billion in principal under U.S. Term Loan A, resulting in $410.0 million in outstanding borrowings as of September 30, 2018.  The outstanding balance is due June 24, 2020.

Under the terms of U.S. Term Loan B, the remaining balance of $600.0 million is due on the maturity date of September 30, 2019.

The estimated fair value of our senior notes as of September 30, 2018, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,850.1 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of September 30, 2018, based upon publicly available market yield curves and the terms of the debt (Level 2), was $290.9 million.  The carrying values of U.S. Term Loan A and U.S. Term Loan B approximate their fair values as they bear interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2017	$121.5	$(66.5)	$(138.2)	$(83.2)
AOCI before reclassifications	(127.0)	58.0	(5.1)	(74.1)
Reclassifications to retained earnings (Note 2)	(17.4)	(4.4)	(21.1)	(42.9)
Reclassifications to statement of earnings	-	23.0	9.1	32.1
Balance at September 30, 2018	$(22.9)	$10.1	$(155.3)	$(168.1)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2018	2017	2018	2017	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$(4.9)	$(5.1)	$(26.5)	$12.0	Cost of products sold
Forward starting interest rate swaps	(0.1)	(0.1)	(0.4)	(0.4)	Interest expense
	(5.0)	(5.2)	(26.9)	11.6	Total before tax
	(0.9)	(1.1)	(3.9)	2.2	Provision for income taxes
	$(4.1)	$(4.1)	$(23.0)	$9.4	Net of tax
Defined benefit plans
Prior service cost	$2.4	$2.6	$7.4	$7.7	Other expense, net
Unrecognized actuarial (loss)	(6.7)	(5.4)	(19.5)	(16.2)	Other expense, net
	(4.3)	(2.8)	(12.1)	(8.5)	Total before tax
	(1.0)	(1.1)	(3.0)	(3.4)	Benefit for income taxes
	$(3.3)	$(1.7)	$(9.1)	$(5.1)	Net of tax
Total reclassifications	$(7.4)	$(5.8)	$(32.1)	$4.3	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(45.4)	$(1.4)	$(44.0)	$(136.0)	$(9.0)	$(127.0)
Unrealized cash flow hedge gains	38.1	5.3	32.8	67.7	9.7	58.0
Reclassification adjustments on cash flow hedges	5.0	0.9	4.1	26.9	3.9	23.0
Adjustments to prior service cost and unrecognized actuarial assumptions	1.0	(1.0)	2.0	1.0	(3.0)	4.0
Total Other Comprehensive Loss	$(1.3)	$3.8	$(5.1)	$(40.4)	$1.6	$(42.0)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$145.0	$15.3	$129.7	$414.6	$46.7	$367.9
Unrealized cash flow hedge (losses)	(35.9)	(7.6)	(28.3)	(99.0)	(19.6)	(79.4)
Reclassification adjustments on cash flow hedges	5.2	1.1	4.1	(11.6)	(2.2)	(9.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	0.5	1.5	(1.0)	(2.9)	2.1	(5.0)
Total Other Comprehensive Income	$114.8	$10.3	$104.5	$301.1	$27.0	$274.1

9.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2018
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$38.1	$-	$38.1	$-
Interest rate swaps	35.3	-	35.3	-
Total Assets	$73.4	$-	$73.4	$-
Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$1.3	$-	$1.3	$-
Interest rate swaps	4.0	-	4.0	-
Contingent payments related to acquisitions	21.2	-		21.2
Total Liabilities	$26.5	$-	$5.3	$21.2

	As of December 31, 2017
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$1.6	$-	$1.6	$-
Interest rate swaps	4.5	-	4.5	-
Total Assets	$6.1	$-	$6.1	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$50.9	$-	$50.9	$-
Contingent payments related to acquisitions	41.0	-	-	41.0
Total Liabilities	$91.9	$-	$50.9	$41.0

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2017	$41.0
Change in estimate	(2.0)
Settlements	(17.8)
Ending balance September 30, 2018	$21.2

Changes in estimates are recognized in Acquisition, integration and related on our condensed consolidated statements of earnings.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of September 30, 2018 related to these discontinued hedges was $16.7 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of September 30, 2018 and December 31, 2017, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Long-term debt	$566.5	$572.8	$16.7	$23.1

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with the Biomet merger.  The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2018 was $27.2 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

In the first quarter of 2018, we initiated receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with a notional amount of €500.0 million.  In the second quarter of 2018, we initiated additional receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with a notional amount of €500.0 million.  In the third quarter of 2018, we initiated additional receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with a notional amount of €250.0 million. These transactions further hedged our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  The gains related to the excluded component were not significant for the period.

In the three and nine month periods ended September 30, 2018, we recognized foreign exchange gains of $2.1 million and $66.7 million, respectively, in AOCI in foreign currency translation adjustments on our net investment hedges.  In the three and nine month periods ended September 30, 2017, we recognized foreign exchange losses of $41.7 million and $127.5 million, respectively, in AOCI in foreign currency translation adjustments on our net investment hedges.  We did not reclassify any amount from AOCI to earnings in the three and nine month periods ended September 30, 2018 and 2017.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2018, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2018 through March 2020. As of September 30, 2018, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,620.7 million. As of September 30, 2018, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $270.9 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and Net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2018	2017	2018	2017	Statements of Earnings	2018	2017	2018	2017
Foreign exchange forward contracts	$38.8	$(35.6)	$68.3	$(98.7)	Cost of products sold	$(4.9)	$(5.1)	$(26.5)	$12.0
Interest rate swaps	(0.7)	(0.3)	(0.6)	(0.3)	Interest expense	-	-	-	-
Forward starting interest rate swaps	-	-	-	-	Interest expense	(0.1)	(0.1)	(0.4)	(0.4)
	$38.1	$(35.9)	$67.7	$(99.0)		$(5.0)	$(5.2)	$(26.9)	$11.6

The net amounts recognized in earnings during the three and nine month periods ended September 30, 2018 and 2017 due to ineffectiveness and amounts excluded from the assessment of hedge effectiveness were not significant.

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2018, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $10.2 million, or $10.1 million after taxes, which is deferred in AOCI.  A gain of $8.7 million, or $6.8 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense over the next twelve months.

The following table presents the effect of fair value and cash flow hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
	Cost of		Cost of		Cost of		Cost of
	Goods	Interest	Goods	Interest	Goods	Interest	Goods	Interest
	Sold	Expense	Sold	Expense	Sold	Expense	Sold	Expense
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value or cash flow hedges are recorded	$529.0	$(68.3)	$500.9	$(82.3)	$1,688.5	$(223.1)	$1,541.5	$(247.5)
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	2.1	-	2.1	-	6.3	-	6.2
Gain (loss) on cash flow hedging relationships
Forward starting interest rate swaps	-	(0.1)	-	(0.1)	-	(0.4)	-	(0.4)
Foreign exchange forward contracts	(4.9)	-	(5.1)	-	(26.5)	-	12.0	-

Derivatives Not Designated as Hedging Instruments

The following gains and (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2018	2017	2018	2017
Foreign exchange forward contracts	Other expense, net	$5.5	$(16.3)	$23.4	$(54.9)

These gains and losses do not reflect offsetting losses of $10.2 million and $39.2 million in the three and nine month periods ended September 30, 2018, respectively, and offsetting gains of $11.1 million and $43.0 million in the three and nine month periods ended September 30, 2017, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2018 and December 31, 2017, all derivative instruments designated as fair value hedges and cash flow hedges were recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2018		As of December 31, 2017
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$31.3	Other current assets	$14.5
Foreign exchange forward contracts	Other assets	21.1	Other assets	4.8
Interest rate swaps	Other assets	3.9	Other assets	4.5
Cross-currency interest rate swaps	Other assets	31.4	Other assets	-
Total asset derivatives		$87.7		$23.8
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$13.0	Other current liabilities	$45.8
Foreign exchange forward contracts	Other long-term liabilities	2.6	Other long-term liabilities	22.8
Cross-currency interest rate swaps	Other long-term liabilities	4.0	Other long-term liabilities	-
Total liability derivatives		$19.6		$68.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2018			As of December 31, 2017
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$31.3	$11.7	$19.6	$14.5	$13.4	$1.1
Cash flow hedges	Other assets	21.1	2.6	18.5	4.8	4.3	0.5
Liability Derivatives
Cash flow hedges	Other current liabilities	13.0	11.7	1.3	45.8	13.4	32.4
Cash flow hedges	Other long-term liabilities	2.6	2.6	-	22.8	4.3	18.5

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2018	2017	2018	2017
Euro Notes	$6.1	$(41.7)	$39.3	$(127.5)
Cross-currency interest rate swaps	(4.0)	-	27.4	-
	$2.1	$(41.7)	$66.7	$(127.5)

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

Our U.S. Federal income tax returns have been audited through 2009 and are currently under audit for years 2010-2015.  The IRS has proposed adjustments for years 2005-2012, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these adjustments and intend to continue to vigorously defend our positions.  For years 2005-2007, we have filed a petition with the U.S. Tax Court.  For years 2008-2012, we are pursuing resolution through the IRS Administrative Appeals Process.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "2017 Tax Act").  The 2017 Tax Act made changes to the U.S. tax code, which included (1) reducing the U.S. corporate income tax rate from 35 percent to 21 percent, (2) implementing a base erosion and anti-abuse tax, (3) generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, (4) adding a new provision designed to tax global intangible low-taxed income ("GILTI") of foreign subsidiaries which allows for the possibility of utilizing foreign tax credits to offset the tax liability (subject to some limitations), (5) implementing a lower effective U.S. income tax rate on certain revenues from sources outside the U.S., and (6) implementing a one-time transition tax on certain undistributed earnings of foreign subsidiaries.  In the year ended December 31, 2017, we recorded a provisional discrete net tax benefit associated with the 2017 Tax Act and related matters.  As of September 30, 2018, the amounts recorded for the 2017 Tax Act remain provisional for the transition tax, the remeasurement of deferred taxes, and our reassessment of permanently reinvested earnings, uncertain tax positions and other related matters.  These estimates may be impacted by further analysis and future clarification and guidance regarding available tax accounting methods and elections, earnings and profits computations, state tax conformity to federal tax changes and the impact of the GILTI provisions.  We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method.  We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.

In the three and nine month periods ended September 30, 2018, our effective tax rate (“ETR”) was negative 5.5 percent and positive 12.1 percent, respectively.  In the three and nine month periods ended September 30, 2018, we recognized tax benefits resulting from return to provision adjustments related to changes in estimated tax rates on deferred tax liabilities recorded on acquisition-related intangible assets.  The change in estimates from these adjustments resulted in tax benefits of $16.9 million in the three and nine month periods ended September 30, 2018.  In the prior year periods, we had certain discrete adjustments that significantly impacted our ETR.  In the nine month period ended September 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting.  In the three and nine month periods ended September 30, 2017, we recognized tax benefits of $39.8 million and $128.6 million, respectively, related to resolution of certain tax matters.  In addition, our prior year ETR was affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$6.8	$7.1	$21.3	$21.0
Interest cost	5.6	4.6	16.7	13.9
Expected return on plan assets	(11.6)	(10.1)	(35.1)	(30.3)
Curtailment loss	-	0.2	-	0.4
Amortization of prior service cost	(2.4)	(2.6)	(7.4)	(7.7)
Amortization of unrecognized actuarial loss	6.7	5.4	19.5	16.2
Net periodic pension expense	$5.1	$4.6	$15.0	$13.5

Service cost is recognized in the operating expense line item in which the related employee is classified.  All other components of net periodic pension expense are recognized in Other expense, net.

We expect that we will have minimal legally required funding obligations in 2018 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2018.  We contributed $14.5 million to our foreign-based defined benefit pension plans in the nine month period ended September 30, 2018, and we expect to contribute $4.8 million to these foreign-based plans during the remainder of 2018.

13.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average shares outstanding for basic net earnings per share	203.7	202.3	203.3	201.7
Effect of dilutive stock options and other equity awards	1.7	1.7	1.6	1.9
Weighted average shares outstanding for diluted net earnings per share	205.4	204.0	204.9	203.6

During the three and nine month periods ended September 30, 2018, an average of 0.7 million options and 1.8 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  In the three and nine month periods ended September 30, 2017, an average of 0.9 million and 0.8 million options, respectively, were not included for the same reason.

14.  Segment Information

We design, manufacture and market orthopaedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine and CMF products; office based technologies; dental implants; and related surgical products.  We allocate resources to achieve our operating profit goals through seven operating segments.  Our operating segments are comprised of both geographic and product category business units.  The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised primarily of Japan, China and Australia and includes other Asian and Pacific markets.  The product category operating segments are Spine, less Asia Pacific; Office Based Technologies; CMF and Dental.  The geographic operating segments include results from all of our product categories except those in the product category operating segments.  The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Spine, less Asia Pacific product category operating segment includes all spine product results excluding those from Asia Pacific.

As it relates to the geographic operating segments, we evaluate performance based upon segment operating profit exclusive of operating expenses pertaining to inventory step-up and certain other inventory and manufacturing related charges, intangible asset amortization, goodwill and intangible asset impairment, acquisition, integration and related, quality remediation, litigation, other charges and global operations and corporate functions.  Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense.  As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results.  Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable.  Intercompany transactions have been eliminated from segment operating profit.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	$934.5	$916.7	$479.8	$501.4
EMEA	326.8	335.4	85.5	96.4
Asia Pacific	295.9	281.7	94.8	98.3
Product Category Operating Segments	279.5	279.3	43.3	49.0
Global Operations and Corporate Functions	-	-	(232.4)	(205.4)
Total	$1,836.7	$1,813.1
Inventory step-up and other inventory and manufacturing related charges			(5.0)	(11.5)
Intangible asset amortization			(147.6)	(152.7)
Goodwill and intangible asset impairment			(3.8)	(32.7)
Acquisition, integration and related			(17.4)	(61.6)
Quality remediation			(34.2)	(50.0)
Litigation			(14.0)	(8.0)
Other charges			(25.7)	(12.0)
Operating profit			$223.3	$211.2

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	$2,904.7	$2,886.5	$1,515.0	$1,566.6
EMEA	1,159.4	1,108.5	344.5	345.0
Asia Pacific	914.1	850.5	309.7	308.7
Product Category Operating Segments	883.7	889.5	136.6	191.4
Global Operations and Corporate Functions	-	-	(701.5)	(627.3)
Total	$5,861.9	$5,735.0

Inventory step-up and other inventory and manufacturing related charges			(24.7)	(52.7)
Intangible asset amortization			(447.9)	(452.4)
Goodwill and intangible asset impairment			(3.8)	(59.5)
Acquisition, integration and related			(113.9)	(192.3)
Quality remediation			(125.8)	(141.2)
Litigation			(15.5)	(15.0)
Other charges			(48.4)	(31.9)
Operating profit			$824.3	$839.4

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

In the second quarter of 2018, we lowered our estimate of the number of Durom Cup-related claims we expect to settle.  Therefore, we recognized a $20.0 million gain in selling, general and administrative expense in the nine month periods ended September 30, 2018, with no additional gain or expense recorded in the three month period ended September 30, 2018.  In the three and nine month periods ended September 30, 2017, we did not record any expense for Durom Cup-related claims.  Since 2008, we have recognized net expense of $469.7 million for Durom Cup-related claims.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of September 30, 2018 for any possible future insurance recoveries for these claims.

Our estimate as of September 30, 2018 of the remaining liability for all Durom Cup-related claims is $112.3 million, of which $48.9 million is classified as short-term in “Other current liabilities” and $63.4 million is classified as long-term in “Other long-term liabilities” on our condensed consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Margo and Daniel Polett v. Zimmer, Inc. et al.:  On August 20, 2008, Margo and Daniel Polett filed an action against us and an unrelated third party, Public Communications, Inc. (“PCI”), in the Court of Common Pleas, Philadelphia, Pennsylvania seeking an unspecified amount of damages for injuries and loss of consortium allegedly suffered by Mrs. Polett and her spouse, respectively.  The complaint alleged that defendants were negligent in connection with Mrs. Polett’s participation in a promotional video featuring one of our knee products.  The case was tried in November 2010 and the jury returned a verdict in favor of plaintiffs.  The jury awarded $27.6 million in compensatory damages and apportioned fault 30 percent to plaintiffs, 34 percent to us and 36 percent to PCI.  Under applicable law, we may be liable for any portion of the damages apportioned to PCI that it does not pay.  On December 2, 2010, we and PCI filed a motion for post-trial relief seeking a judgment notwithstanding the verdict, a new trial or a remittitur.  On June 10, 2011, the trial court entered an order denying our motion for post-trial relief and affirming the jury verdict in full and entered judgment for $20.3 million against us and PCI.  On June 29, 2011, we filed a notice of appeal to the Superior Court of Pennsylvania and posted a bond for the verdict amount plus interest.  Oral argument before the appellate court in Philadelphia, Pennsylvania was held on March 13, 2012.  On March 1, 2013, the Superior Court of Pennsylvania vacated the $27.6 million judgment and remanded the case for a new trial.  On March 15, 2013, plaintiffs filed a motion for re-argument en banc, and on March 28, 2013, we filed our response in opposition.  On May 9, 2013, the Superior Court of Pennsylvania granted plaintiffs’ motion for re-argument en banc.  Oral argument (re-argument en banc) before the Superior Court of Pennsylvania was held on October 16, 2013.  On December 20, 2013, the Court issued its opinion again vacating the trial court judgment and remanding the case for a new trial.  On January 21, 2014, plaintiffs filed a petition for allowance of appeal in the Supreme Court of Pennsylvania, which was granted on May 21, 2014.  Oral argument before the Supreme Court of Pennsylvania took place on October 8, 2014.  On October 27, 2015, the Supreme Court of Pennsylvania reversed the order of the Superior Court of Pennsylvania and remanded the case to that court to consider the question of whether the trial court erred in refusing to remit the jury’s compensatory damages award.  On June 6, 2016, an en banc panel of the Superior Court of Pennsylvania vacated the $27.6 million verdict and remanded the case back to the trial court for reconsideration of whether remittitur was appropriate.  On December 2, 2016, the trial court remitted the verdict to $21.5 million, which, after being molded to reduce for plaintiffs’ comparative negligence, totals approximately $15.8 million between PCI and us.  On December 5, 2016, we filed a notice of appeal to the Superior Court of Pennsylvania.  Oral argument before the Superior Court of Pennsylvania took place on September 20, 2017, and on December 15, 2017, the Superior Court of Pennsylvania issued its decision affirming the $21.5 million remitted award.  We subsequently filed a motion for re-argument en banc on December 29, 2017, which motion was denied without opinion on February 12, 2018.  We filed a petition for allowance of appeal in the Supreme Court of Pennsylvania on March 14, 2018, which was denied on August 28, 2018.  In September 2018, we paid the final $15.8 million remitted and molded verdict, plus post-judgment interest from the date of verdict in 2010.  We had recorded a charge for approximately this amount in the three month period ended December 31, 2017.  This matter is now closed.

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

Zimmer M/L Taper, M/L Taper with Kinectiv Technology, and Versys Femoral Head-related claims: We are a defendant in a number of product liability lawsuits relating to our M/L Taper and M/L Taper with Kinectiv Technology hip stems, and Versys Femoral Head implants. The plaintiffs seek damages for personal injury, alleging that defects in the products lead to corrosion at the head/stem junction resulting in, among other things, pain, inflammation and revision surgery.  The majority of the cases were recently consolidated in an MDL in the United States District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state courts, with the majority of state court cases pending in Oregon, New Mexico, Indiana and Florida.  Additional lawsuits are likely to be filed.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  In light of recent litigation developments, our estimate as of September 30, 2018 of the remaining liability for all Biomet metal-on-metal hip implant claims has increased to $62.1 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of September 30, 2018, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it later increased to €125.9 million.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiberg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiberg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus may appeal this decision to the Court of Appeals in Karlsruhe, Germany.

On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sells to Biomet, which Biomet incorporates into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.  On February 21, 2018, Heraeus filed a notice of appeal to U.S. Court of Appeals for the Third Circuit, which heard oral argument on the appeal on October 23, 2018.

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

Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against Biomet-related entities relating to the European Cements.  On October 2, 2018, the Belgian Court of Appeal of Mons issued a judgment in favor of Heraeus relating to its request for past damages caused by the alleged misappropriation of its trade secrets, and an injunction preventing future sales of certain European Cements in Belgium.  We intend to appeal this judgment to the Belgian Supreme Court.

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

Stryker patent infringement lawsuit:  On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker.  The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents.  The jury awarded  $70.0 million in monetary damages for lost profits.  The jury also found that we willfully infringed the subject patents.  We filed multiple post-trial motions, including a motion seeking a new trial.  On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker.  We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions.  Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014.  On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award.  We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014.  On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc.  On March 23, 2015, the Federal Circuit denied Stryker’s petition.  Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court.  In July 2015, we paid the final award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker.  On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari.  Oral argument took place on February 23, 2016.  On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue.  On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the trial court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  The case was remanded back to the trial court.  Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees took place on June 28, 2017.  On July 12, 2017, the trial court issued an order reaffirming its award of treble damages, its finding that this was an exceptional case and its award of attorney’s fees.  On July 24, 2017, we appealed the ruling to the Federal Circuit and obtained a supersedeas bond staying enforcement of the judgment pending appeal.  Oral argument before the Federal Circuit is scheduled for December 3, 2018.  Although we are defending this lawsuit vigorously, the ultimate resolution of this matter is uncertain.  In the future, we could be required to record a charge of up to $170.0 million that could have a material adverse effect on our results of operations and cash flows.

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with FDA regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the Zimmer Biomet Defendant group filed a motion to amend the court’s order on the motion to certify two issues for interlocutory appeal, and a motion to stay proceedings pending appeal.  That motion remains pending.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada.  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw, Montreal and Ponce.  As of November 1, 2018, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the Quality System Regulation deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Deferred Prosecution Agreement (“DPA”) relating to U.S. Foreign Corrupt Practices Act (“FCPA”) matters:  On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.  As part of the settlement, (i) Biomet resolved matters with the U.S. Securities and Exchange Commission (the “SEC”) through an administrative cease-and-desist order (the “Order”); (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l. (“JERDS”), the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement (the “Plea Agreement”) with the DOJ.  The conduct underlying these resolutions occurred prior to our acquisition of Biomet.

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

Executive Level Overview

Results for the Three and Nine Month Periods ended September 30, 2018

Net sales increased by 1.3 percent and 2.2 percent in the three and nine month periods ended September 30, 2018, respectively, compared to the same prior year periods.  The sales increases were driven primarily by volume/mix in our Knees and Hips product categories and continued strong performance in our Asia Pacific operating segment.  We continue to make progress addressing our ongoing supply and quality remediation challenges at our Warsaw North Campus facility.  In the three month period ended September 30, 2018, our net sales also benefited from the timing of capital equipment sales in the Americas in our S.E.T. product category and customer tenders in EMEA.

Our net earnings increased in the three month period ended September 30, 2018 compared to the same prior year period and declined in the nine month period ended September 30, 2018 compared to the same prior year period.  In the three month period ended September 30, 2018, sales increases and lower acquisition, integration and related expenses, goodwill and intangible asset impairment and quality remediation expenses were partially offset by increased excess and obsolescence charges, incremental production and inventory costs at our Warsaw North Campus facility and continued investments in research and development (“R&D) and selling, general and administrative (“SG&A”).  The decline in net earnings in the nine month period ended September 30, 2018 was primarily due to the same reasons, as well as tax benefits recognized in the nine month period ended September 30, 2017 of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting and $128.6 million related to resolution of certain tax matters.

2018 Outlook

We estimate our sales growth in 2018 over 2017 will be in a range of 1.0 to 2.5 percent.  This estimate assumes foreign currency exchange rates will increase sales by slightly less than 1.0 percent.  Beginning in the fourth quarter of 2018, our revenues will be impacted by disruption related to the pending termination of our U.S. distribution agreement with a bone cement supplier.  We are actively working to mitigate this issue by transitioning customers to our internally-produced bone cement, but at this time, we anticipate the termination of this distribution agreement may have a negative impact of between $10 million and $15 million per quarter on our Other product category revenue.

We estimate cost of products sold will be higher in 2018 compared to the prior year due to the higher costs of products manufactured at our Warsaw North Campus facility.  Based on our inventory turns, these costs are expected to continue to impact our costs of product sold into 2019.  We expect ongoing benefits from the reduction of the U.S. corporate income tax rate, and we plan to reinvest those savings into the business to drive sales growth.  Accordingly, we expect R&D and SG&A expenses to be higher in 2018 compared to 2017.  We expect our acquisition, integration and related expenses to decline in 2018 compared to 2017 as we complete our integration activities related to the Biomet merger and other 2016 acquisitions.   We expect quality remediation expense to remain consistent in 2018 compared to 2017 as we continue our quality remediation at our Warsaw North Campus facility.  We expect interest expense to be lower in 2018 compared to 2017 due to lower debt levels.

We continue to refine our estimates related to impacts of the 2017 Tax Act.  In the year ended December 31, 2017, we recognized an income tax benefit of $1,272.4 million.  In accordance with authoritative guidance issued by the SEC, the income tax effect for certain aspects of the 2017 Tax Act represents provisional amounts for which our accounting is incomplete, but with respect to which a reasonable estimate could be determined.  In the three and nine month periods ended September 30, 2018, we have refined our estimate of the impacts of the 2017 Tax Act and have reduced the income tax benefit by $12.0 million.  The actual effects of the 2017 Tax Act and final amounts recorded may differ materially from our current estimate of provisional amounts due to, among other things, further interpretive guidance that may be issued by U.S. tax authorities or regulatory bodies, including the SEC and the FASB.  We will continue to analyze the 2017 Tax Act and any additional guidance that may be issued so we can finalize the full effects of applying the new legislation on our financial statements in the measurement period, which ends in the fourth quarter of 2018.  See Note 11 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional details related to the 2017 Tax Act.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2018	2017	(Dec)	Mix	Price	Exchange
Americas	$1,153.6	$1,137.0	1.5%	4.1%	(2.4)%	(0.2)%
EMEA	372.1	381.1	(2.3)	2.0	(2.0)	(2.3)
Asia Pacific	311.0	295.0	5.4	10.8	(3.2)	(2.2)
Total	$1,836.7	$1,813.1	1.3	4.7	(2.4)	(1.0)

	Nine Months Ended
	September 30,			Volume /		Foreign
	2018	2017	% Inc	Mix	Price	Exchange
Americas	$3,578.0	$3,570.8	0.2%	2.5%	(2.4)%	0.1%
EMEA	1,326.3	1,272.5	4.2	0.6	(2.3)	5.9
Asia Pacific	957.6	891.7	7.4	8.8	(3.6)	2.2
Total	$5,861.9	$5,735.0	2.2	3.0	(2.5)	1.7

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2018	2017	(Dec)	Mix	Price	Exchange
Knees	$627.9	$622.9	0.8%	5.0%	(2.9)%	(1.3)%
Hips	444.8	432.8	2.8	7.2	(3.3)	(1.1)
S.E.T.	414.6	404.8	2.4	4.9	(1.8)	(0.7)
Dental	92.3	92.9	(0.6)	-	(0.2)	(0.4)
Spine & CMF	184.9	184.5	0.2	2.1	(1.4)	(0.5)
Other	72.2	75.2	(4.0)	(1.4)	(1.9)	(0.7)
Total	$1,836.7	$1,813.1	1.3	4.7	(2.4)	(1.0)

	Nine Months Ended
	September 30,		% Inc /	Volume /		Foreign
	2018	2017	(Dec)	Mix	Price	Exchange
Knees	$2,044.2	$2,003.7	2.0%	3.3%	(2.9)%	1.6%
Hips	1,423.7	1,374.6	3.6	4.4	(3.0)	2.2
S.E.T.	1,290.7	1,249.4	3.3	4.0	(2.2)	1.5
Dental	306.8	311.1	(1.4)	(2.6)	(1.1)	2.3
Spine & CMF	566.2	564.1	0.4	1.2	(1.8)	1.0
Other	230.3	232.1	(0.8)	(0.6)	(1.5)	1.3
Total	$5,861.9	$5,735.0	2.2	3.0	(2.5)	1.7

 The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,		% Inc /	Nine Months Ended September 30,		% Inc /
	2018	2017	(Dec)	2018	2017	(Dec)
Knees
Americas	$384.6	$381.5	0.8%	$1,209.9	$1,214.9	(0.4)%
EMEA	134.3	135.1	(0.6)	494.0	462.8	6.8
Asia Pacific	109.0	106.3	2.5	340.3	326.0	4.4
Total	$627.9	$622.9	0.8	$2,044.2	$2,003.7	2.0
Hips
Americas	$240.0	$226.6	5.9%	$737.8	$714.5	3.3%
EMEA	107.6	115.1	(6.4)	383.6	382.0	0.4
Asia Pacific	97.2	91.1	6.7	302.3	278.1	8.7
Total	$444.8	$432.8	2.8	$1,423.7	$1,374.6	3.6

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales had a positive effect of 4.7 percent and 3.0 percent on year-over-year sales during the three and nine month periods ended September 30, 2018, respectively.  Volume/mix growth was driven by recent product introductions, sales in key emerging markets and an aging population.  In the three month period, we also had additional growth driven by the timing of capital equipment sales in the Americas in our S.E.T. product category and customer tenders in EMEA.

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

Pricing Trends

Global selling prices had a negative effect of 2.4 percent and 2.5 percent on year-over-year sales during the three and nine month periods ended September 30, 2018, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and nine month periods ended September 30, 2018, changes in foreign currency exchange rates had a negative effect of 1.0 percent and a positive effect of 1.7 percent, respectively, on year-over-year sales.  If foreign currency exchange rates remain consistent with recent rates, we estimate foreign currency exchange rates will have a positive effect of slightly less than 1.0 percent for the entire year.

Sales by Product Category

Knees

Knee sales increased in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods primarily due to volume/mix growth in the EMEA and Asia Pacific operating segments.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System and the Oxford® Partial Knee.

Hips

Hip sales increased in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods primarily due volume/mix growth in the Americas and Asia Pacific operating segments.  Hip sales volume/mix growth was led by our Taperloc® Complete Hip System, Arcos® Modular Hip System and G7® Acetabular System.  Improved supply contributed positively to our results in the Hips product category.

S.E.T.

Our S.E.T. product category sales increased in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods, driven primarily by a growing emphasis on sales force specialization, strong performance by certain key brands and notable capital equipment sales in the third quarter.

Dental

Dental sales declined in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods.  The decline is due to ongoing competitive challenges in the U.S. and EMEA.

Spine and CMF

Spine and CMF sales increased in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods, primarily due to continuing strong sales of our Thoracic products partially offset by a decline in Spine sales driven by continuing U.S. distributor integration issues.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2018	2017	(Dec)	2018	2017	(Dec)
Cost of products sold, excluding intangible asset amortization	28.8%	27.6%	1.2%	28.8%	26.9%	1.9%
Intangible asset amortization	8.0	8.4	(0.4)	7.6	7.9	(0.3)
Research and development	5.2	5.0	0.2	5.0	4.8	0.2
Selling, general and administrative	42.9	39.3	3.6	40.6	39.1	1.5
Goodwill and intangible asset impairment	0.2	1.8	(1.6)	0.1	1.0	(0.9)
Acquisition, integration and related	0.9	3.4	(2.5)	1.9	3.4	(1.5)
Quality remediation	1.8	2.8	(1.0)	1.9	2.4	(0.5)
Operating profit	12.2	11.6	0.6	14.1	14.6	(0.5)

The increase in cost of products sold as a percentage of net sales for the three and nine month periods ended September 30, 2018 compared to the same prior year periods was primarily due to lower average selling prices, increased manufacturing costs at our Warsaw North Campus facility and higher excess and obsolete inventory charges.  Additionally, the nine month period ended September 30, 2018 was negatively affected by our hedging program and positively affected by lower inventory step-up charges.  We incurred hedge losses of $26.5 million in the nine month period ended September 30, 2018 compared to hedge gains of $12.0 million in the same prior year period.  For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  Inventory step-up charges represent the difference in cost of products sold between inventory expensed at fair value after business combination accounting is applied versus what cost of products sold would have been had inventory been recognized at historical cost.  The reduction in inventory step-up charges during the 2018 periods was primarily the result of the step-up to fair value of the LDR Holding Corporation inventory having been fully recognized by September 30, 2017.

Intangible asset amortization expense and intangible asset amortization expense as a percentage of net sales remained generally consistent between the three and nine month periods ended September 30, 2018 and 2017 as there were no significant business combinations in the past year.

R&D expenses and R&D expenses as a percentage of net sales increased slightly in the three and nine month periods ended September 30, 2018 compared to the same prior year periods, primarily due to increased investment in our Knee product pipeline.

SG&A expenses and SG&A expenses as a percentage of net sales increased in the three and nine month periods ended September 30, 2018 when compared to the same prior year periods.  The primary drivers of the increased expense were higher sales, increased investments in our specialized sales force, increased expenses related to our compliance with the DPA, increased incentive compensation due to better performance versus our operating budgets and various spending on other special business transformation initiatives.

We recognized $3.8 million of goodwill and intangible asset impairment in the three and nine month periods ended September 30, 2018, respectively.  The impairment was due to the termination of certain in-process research and development (“IPR&D”) projects.  We recognized $32.7 million and $59.5 million of goodwill and intangible asset impairment in the three and nine month periods ended September 30, 2017, respectively.  The $32.7 million in the three month period of 2017 was goodwill impairment on our Office Based Technologies reporting unit.  The reporting unit’s operating performance had been lower than expected due to integration issues, management turnover and poor execution of its operating plans, resulting in our decision to write off all goodwill on that reporting unit.  In the nine month period of 2017, we also recognized $26.8 million of intangible asset impairment that was primarily due to the termination of certain IPR&D projects.

Acquisition, integration and related expenses declined in the three and nine month periods ended September 30, 2018 compared to the same prior year periods due to the natural regression of integration activities related to the 2015 Biomet merger and other various acquisitions that were consummated in 2016.  We are nearing completion of our integration plans for these businesses.

Our quality enhancement and remediation efforts began in late 2016, accelerated throughout 2017 and will continue throughout 2018.  These costs primarily relate to fees paid to temporary external consultants engaged to assist in the remediation of our Warsaw North Campus facility.

Other Expense, Net, Interest Income, Interest Expense and Income Taxes

In the three and nine month periods ended September 30, 2018 and 2017, other expense, net, was primarily related to certain components of pension expense and remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Net interest expense decreased in the three and nine month periods ended September 30, 2018, compared to the same prior year periods, primarily due to lower average outstanding debt balances during the 2018 periods resulting from debt repayments throughout 2017 and hedging strategies that have lowered our effective interest rate.

In the three and nine month periods ended September 30, 2018, our effective tax rate (“ETR”) was negative 5.5 percent and positive 12.1 percent, respectively.  In the three and nine month periods ended September 30, 2018, we recognized tax benefits resulting from return to provision adjustments related to changes in estimated tax rates on deferred tax liabilities recorded on acquisition-related intangible assets.  The change in estimates from these adjustments resulted in tax benefits of $16.9 million in the three and nine month periods ended September 30, 2018.  In the prior year periods, we had certain discrete adjustments that significantly impacted our ETR.  In the nine month period ended September 30, 2017, we recognized a tax benefit of $69.7 million resulting from a tax restructuring that lowered the tax rate on certain deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting.  In the three and nine month periods ended September 30, 2017, we recognized tax benefits of $39.8 million and $128.6 million, respectively, related to resolution of certain tax matters.  In addition, our prior year ETR was affected by the significant expenses associated with the Biomet merger and other acquisitions which have generally been recognized in higher income tax jurisdictions.  Accordingly, this has reduced our ETR as our earnings have been lower in these higher income tax jurisdictions.

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

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017	2018	2017
Americas	$934.5	$916.7	$479.8	$501.4	51.3%	54.7%
EMEA	326.8	335.4	85.5	96.4	26.2	28.7
Asia Pacific	295.9	281.7	94.8	98.3	32.0	34.9

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017	2018	2017
Americas	$2,904.7	$2,886.5	$1,515.0	$1,566.6	52.2%	54.3%
EMEA	1,159.4	1,108.5	344.5	345.0	29.7	31.1
Asia Pacific	914.1	850.5	309.7	308.7	33.9	36.3

In the Americas, operating profit as a percentage of net sales decreased in the three and nine month periods ended September 30, 2018 compared to the same prior year periods primarily due to price declines and higher excess and obsolete inventory charges caused by the Warsaw North Campus facility supply issues and quality remediation efforts.

In EMEA and Asia Pacific, operating profit as a percentage of net sales decreased in the three and nine month periods ended September 30, 2018 compared to the same prior year periods primarily due to price declines and higher excess and obsolete inventory charges.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of inventory step-up; certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill and intangible asset impairment; acquisition, integration and related expenses; quality remediation expenses; certain litigation gains and charges; other charges; any related effects on our income tax provision associated with these items; and other certain tax adjustments.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Earnings of Zimmer Biomet Holdings, Inc.	$162.2	$98.8	$521.9	$582.4
Inventory step-up and other inventory and manufacturing-related charges(1)	5.0	11.5	24.7	52.7
Intangible asset amortization(2)	147.6	152.7	447.9	452.4
Goodwill and intangible asset impairment(3)	3.8	32.7	3.8	59.5
Acquisition, integration and related(4)	17.4	61.6	113.9	192.3
Quality remediation(5)	34.2	50.0	125.8	141.2
Litigation(6)	14.0	8.0	15.5	15.0
Other charges(7)	25.0	11.6	47.7	32.4
Taxes on above items(8)	(54.1)	(79.2)	(149.5)	(264.4)
Other certain tax adjustments(9)	(20.5)	2.2	(34.2)	(55.6)
Adjusted Net Earnings	$334.6	$349.9	$1,117.5	$1,207.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diluted Earnings Per Share	$0.79	$0.48	$2.55	$2.86
Inventory step-up and other inventory and manufacturing-related charges(1)	0.02	0.06	0.12	0.26
Intangible asset amortization(2)	0.72	0.75	2.19	2.22
Goodwill and intangible asset impairment(3)	0.02	0.16	0.02	0.29
Acquisition, integration and related(4)	0.08	0.30	0.56	0.94
Quality remediation(5)	0.17	0.25	0.61	0.70
Litigation(6)	0.07	0.04	0.08	0.07
Other charges(7)	0.12	0.06	0.23	0.16
Taxes on above items(8)	(0.26)	(0.39)	(0.74)	(1.30)
Other certain tax adjustments(9)	(0.10)	0.01	(0.17)	(0.27)
Adjusted Diluted Earnings Per Share	$1.63	$1.72	$5.45	$5.93

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

(3)

In the 2018 periods, we recognized $3.8 million of intangible asset impairment.  In the 2017 periods, we recognized $32.7 million of goodwill impairment and $26.8 million of intangible asset impairment.

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

(5)

We are addressing inspectional observations on Form 483 and a warning letter issued by the FDA following its inspections of our Warsaw North Campus facility, among other matters.  This quality remediation has required us to devote significant financial resources and is for a discrete period of time.  The majority of these expenses are related to consultants who are helping us to update previous documents and redesign certain processes.

(6)

We are involved in routine patent litigation, product liability litigation, commercial litigation and other various litigation matters.  We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information.  Litigation matters can vary in their characteristics, frequency and significance to our operating results.  The litigation charges or gains excluded from our non-GAAP financial measures in the periods presented relate to product liability matters where we have received numerous claims on specific products and intellectual property litigation.  Due to the complexities involved and claims filed in multiple districts, the expenses associated with these matters are significant to our operating results.  Once the litigation matter has been excluded from our non-GAAP financial measures in a particular period, any additional expenses or gains from changes in estimates are also excluded, even if they are not significant, to ensure consistency in our non-GAAP financial measures from period-to-period.

(7)

We have incurred other various expenses from specific events or projects that we consider highly variable or have a significant impact to our operating results that we have excluded from our non-GAAP measures.  This includes our costs of complying with our DPA with the U.S. government related to certain FCPA matters involving Biomet and certain of its subsidiaries.  Under the DPA, which has a three-year term, we are subject to oversight by an independent compliance monitor, which monitorship commenced in July 2017.  The excluded costs include the fees paid to the independent compliance monitor and to external legal counsel assisting in the matter.

(8)

Represents the tax effects on the previously specified items.  The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(9)

Other certain tax adjustments in the three and nine month periods ended September 30, 2018 primarily related to changes in tax rates on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting and adjustments from internal restructuring transactions that provide us access to offshore funds in a tax efficient manner.  In the three and nine month periods ended September 30, 2017, other certain tax adjustments related to tax restructuring that lowered the tax rate on deferred tax liabilities recorded on intangible assets recognized in acquisition-related accounting, net favorable resolutions of various tax matters, and charges from internal restructuring transactions that provide us access to cash in a tax efficient manner.

Liquidity and Capital Resources

Cash flows provided by operating activities were $1,367.9 million in the nine month period ended September 30, 2018, compared to $1,179.4 million in the same prior year period.  The increase was driven by additional cash flows from our sale of accounts receivable in certain countries as well as certain significant payments made in the 2017 period.  In the 2017 period, we made payments related to the U.S. Durom Cup Settlement Program, and we paid $30.5 million in Settlement Payments to resolve previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Cash flows used in investing activities were $334.2 million in the nine month period ended September 30, 2018, compared to $382.6 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.

Cash flows used in financing activities were $1,026.7 million in the nine month period ended September 30, 2018, compared to $977.6 million in the same prior year period.  In the 2018 period, we issued $749.5 million of additional senior notes and borrowed $400.0 million from our Multicurrency Revolving Facility to repay $1,150.0 million of senior notes that became due on April 2, 2018.  We repaid the $400.0 million of Multicurrency Revolving Facility borrowings and also repaid $425.0 million on U.S. Term Loan A and $75.0 million on U.S. Term Loan B in the 2018 period.  In the 2017 period, we borrowed and subsequently repaid $400.0 million on our Multicurrency Revolving Facility in order to repay $500.0 million of senior notes that became due on April 1, 2017.  In the 2017 period, we also borrowed amounts under a new Japan Term Loan B and used the borrowings to pay down a portion of U.S. Term Loan A.  In the 2018 period, we also had net cash outflows of $54.6 million related to our factoring programs caused by the timing differences of collections from customers and repayments to the financial institution to which we sold the collected receivables.

In February, May and August 2018, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of September 30, 2018, all $1.0 billion remained authorized.

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

Also, as discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of September 30, 2018, a short-term liability of $48.9 million and a long-term liability of $63.4 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of September 30, 2018 for any possible future insurance recoveries for these claims.  As of September 30, 2018, we also had a short-term liability of $62.1 million related to Biomet metal-on-metal hip implant claims.

At September 30, 2018, we had twelve tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
450.0		Floating	March 19, 2021
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
580.8	*	1.414	December 13, 2022
300.0		3.700	March 19, 2023
2,000.0		3.550	April 1, 2025
580.8	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

*	Euro denominated debt securities

We also had four term loans with total principal of $1,301.9 million outstanding as of September 30, 2018.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There were no outstanding borrowings under this facility as of September 30, 2018.  We also have other available uncommitted credit facilities totaling $55.8 million as of September 30, 2018.

For additional information on our debt, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2018, $329.0 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $71.0 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $3.6 billion of unremitted earnings in future years.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or nine month periods ended September 30, 2018 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Due to declining sales and operating profits below our expectations, we performed an impairment assessment on our Dental reporting unit goodwill in the third quarter of 2018, with a balance of $389.1 million at the time of assessment.  We estimated the fair value of the reporting unit based on income and market approaches.  Our assessment concluded the goodwill was not impaired.  However, the estimated fair value of the reporting unit only exceeded its carrying value by less than 5 percent.  If our future operating results are below the estimations used for our impairment assessment, then we may have to recognize goodwill impairment charges in the future.

We have four other reporting units that have goodwill assigned to them.  As of the date of our last goodwill impairment test, each of the four reporting unit’s estimated fair value exceeded its carrying value by more than 10 percent.

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

Our Annual Report on Form 10-K for the year ended December 31, 2017 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada.  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our Warsaw North Campus manufacturing facility.  As of November 1, 2018, these warning letters remained pending.  Until the violations are corrected, we may become subject to additional regulatory action by the FDA as described above, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations.  Additional information regarding these and other FDA regulatory matters can be found in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

During the three month period ended September 30, 2018, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.1*	Swiss Employment Agreement by and between Zimmer GmbH and Didier Deltort dated as of June 28, 2018

10.2*	Offer Letter by and between Zimmer Biomet Holdings. Inc. and Didier Deltort dated as of June 28, 2018

10.3*	Confidentiality, Non-Competition and Non-Solicitation Agreement by and between Zimmer GmbH and Didier Deltort dated as of June 28, 2018

10.4*	Change in Control Severance Agreement by and between Zimmer GmbH and Didier Deltort dated as of October 9, 2018

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: November 1, 2018	By:	/s/ Daniel P. Florin
Daniel P. Florin
Executive Vice President and Chief Financial Officer

Date: November 1, 2018	By:	/s/ Tony W. Collins
Tony W. Collins
Vice President, Corporate Controller and Chief Accounting Officer