Form 10-Q
period 2019-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2019-05-06
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ZBH	New York Stock Exchange
1.414% Notes due 2022	ZBH 22A	New York Stock Exchange
2.425% Notes due 2026	ZBH 26	New York Stock Exchange

As of May 1, 2019, 204,798,283 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2019

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Sales	$1,975.5	$2,017.6
Cost of products sold, excluding intangible asset amortization	553.4	575.8
Intangible asset amortization	143.4	150.8
Research and development	101.7	95.7
Selling, general and administrative	796.4	801.7
Acquisition, integration and related	10.7	46.0
Quality remediation	19.7	42.6
Operating expenses	1,625.3	1,712.6
Operating Profit	350.2	305.0
Other expense, net	(0.5)	(3.6)
Interest expense, net	(58.0)	(78.0)
Earnings before income taxes	291.7	223.4
Provision for income taxes	45.5	47.2
Net Earnings	246.2	176.2
Less: Net earnings attributable to noncontrolling interest	0.1	1.5
Net Earnings of Zimmer Biomet Holdings, Inc.	$246.1	$174.7
Earnings Per Common Share
Basic	$1.20	$0.86
Diluted	$1.20	$0.85
Weighted Average Common Shares Outstanding
Basic	204.4	203.0
Diluted	205.8	204.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net Earnings	$246.2	$176.2
Other Comprehensive Income:
Foreign currency cumulative translation adjustments, net of tax	(4.4)	94.8
Unrealized cash flow hedge gains (losses), net of tax	14.5	(26.4)
Reclassification adjustments on hedges, net of tax	(8.2)	9.7
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.0	(3.3)
Total Other Comprehensive Income	3.9	74.8
Comprehensive Income	250.1	251.0
Comprehensive income attributable to the noncontrolling interest	0.1	1.4
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$250.0	$249.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$586.8	$542.8
Accounts receivable, less allowance for doubtful accounts	1,225.3	1,275.8
Inventories	2,310.2	2,256.5
Prepaid expenses and other current assets	376.9	352.3
Total Current Assets	4,499.2	4,427.4
Property, plant and equipment, net	2,014.0	2,015.4
Goodwill	9,570.0	9,594.4
Intangible assets, net	7,522.5	7,684.6
Other assets	683.3	405.0
Total Assets	$24,289.0	$24,126.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$361.1	$362.6
Income taxes payable	178.2	142.4
Salaries, wages and benefits	193.1	260.3
Other current liabilities	1,022.6	1,131.0
Current portion of long-term debt	500.0	525.0
Total Current Liabilities	2,255.0	2,421.3
Deferred income taxes, net	990.2	999.5
Long-term income tax payable	662.6	666.2
Other long-term liabilities	531.3	350.0
Long-term debt	8,310.6	8,413.7
Total Liabilities	12,749.7	12,850.7
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 308.7 million shares in 2019 (307.9 million in 2018) issued	3.1	3.1
Paid-in capital	8,748.1	8,686.1
Retained earnings	9,688.1	9,491.2
Accumulated other comprehensive loss	(183.5)	(187.4)
Treasury stock, 103.9 million shares in 2019 (103.9 million shares in 2018)	(6,721.4)	(6,721.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,534.4	11,271.3
Noncontrolling interest	4.9	4.8
Total Stockholders' Equity	11,539.3	11,276.1
Total Liabilities and Stockholders' Equity	$24,289.0	$24,126.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2018	306.5	$3.1	$8,514.9	$10,022.8	$(83.2)	(103.9)	$(6,721.8)	$(0.3)	$11,735.5
Net earnings	-	-	-	174.7	-	-	-	1.5	176.2
Other comprehensive income	-	-	-	-	74.8	-	-	(0.1)	74.7
Cash dividends declared ($0.24 per share)	-	-	-	(48.7)	-	-	-	-	(48.7)
Adoption of new accounting standard	-	-	-	42.9	(42.9)	-	-	-	-
Stock compensation plans	0.6	-	61.7	-	-	0.1	0.1	-	61.8
Balance March 31, 2018	307.1	$3.1	$8,576.6	$10,191.7	$(51.3)	(103.8)	$(6,721.7)	$1.1	$11,999.5

Balance January 1, 2019	307.9	$3.1	$8,686.1	$9,491.2	$(187.4)	(103.9)	$(6,721.7)	$4.8	$11,276.1
Net earnings	-	-	-	246.1	-	-	-	0.1	246.2
Other comprehensive income	-	-	-	-	3.9	-	-	-	3.9
Cash dividends declared ($0.24 per share)	-	-	-	(49.2)	-	-	-	-	(49.2)
Stock compensation plans	0.8	-	62.0	-	-	-	0.3	-	62.3
Balance March 31, 2019	308.7	$3.1	$8,748.1	$9,688.1	$(183.5)	(103.9)	$(6,721.4)	$4.9	$11,539.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net earnings	$246.2	$176.2
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	247.7	263.5
Share-based compensation	20.3	13.9
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	24.5	8.6
Receivables	50.7	146.2
Inventories	(50.7)	(39.6)
Accounts payable and accrued liabilities	(231.4)	(27.7)
Other assets and liabilities	(23.7)	(50.6)
Net cash provided by operating activities	283.6	490.5
Cash flows provided by (used in) investing activities:
Additions to instruments	(63.7)	(60.4)
Additions to other property, plant and equipment	(37.8)	(26.7)
Net investment hedge settlements	10.5	-
Investments in other assets	(14.5)	(14.6)
Net cash used in investing activities	(105.5)	(101.7)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	749.5
Proceeds from multicurrency revolving facility	-	400.0
Proceeds from term loans	200.0	-
Payments on term loans	(310.0)	(225.0)
Net payments on other debt	-	(0.2)
Dividends paid to stockholders	(49.0)	(48.6)
Proceeds from employee stock compensation plans	44.4	47.9
Net cash flows from unremitted collections from factoring programs	(16.4)	(60.8)
Business combination contingent consideration payments	-	(13.6)
Other financing activities	(4.2)	(7.4)
Net cash provided by (used in) financing activities	(135.2)	841.8
Effect of exchange rates on cash and cash equivalents	1.1	10.4
Increase in cash and cash equivalents	44.0	1,241.0
Cash and cash equivalents, beginning of year	542.8	524.4
Cash and cash equivalents, end of period	$586.8	$1,765.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Results for interim periods should not be considered indicative of results for the full year.

We have reclassified expenses that were previously recognized in a financial statement line item labeled “Acquisition, quality remediation and other” in the three month period ended March 31, 2018 to the financial statement line items of “Selling, general and administrative,” “Acquisition, integration and related,” and “Quality remediation”.  The prior period has been reclassified to conform to the current year presentation.   We made this change to provide additional transparency and better reflect the nature of these expenses.  The impacts of this change on our condensed consolidated statements of earnings are included in the table below.

	As
	Previously		As
(in millions)	Reported	Reclassifications	Restated
Statement of Earnings
Three Months Ended March 31, 2018

Selling, general and administrative	$785.1	$16.6	$801.7
Acquisition, integration and related	-	46.0	46.0
Quality remediation	-	42.6	42.6
Acquisition, quality remediation and other	105.2	(105.2)	-

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

2.  Significant Accounting Policies

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 – Leases (Topic 842).  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU was effective for us as of January 1, 2019.  This ASU required a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or the period of adoption.  We elected to use the period of adoption (January 1, 2019) transition method and therefore did not restate prior periods.  This ASU allowed for certain practical expedients to make the adoption of the ASU less burdensome.  We elected the practical expedients upon transition which permitted us to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date.  We also elected not to recognize a right-of-use asset nor a lease liability for leases with an initial term of twelve months or less.  Finally, we elected not to separate non-lease components from the leased components in the valuation of our right-of-use asset and lease liability for all asset classes.

On January 1, 2019, we recognized a right-of-use asset of $274.7 million in other assets and lease liabilities of $62.2 million and $221.2 million in other current liabilities and other long-term liabilities, respectively.  No cumulative adjustment to retained earnings was required upon adoption.  We do not have any significant finance leases.  See Note 6 for additional information.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue Recognition

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Americas	$1,194.1	$1,208.1
EMEA	463.9	496.5
Asia Pacific	317.5	313.0
Total	$1,975.5	$2,017.6

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Knees	$694.1	$713.3
Hips	484.2	492.0
S.E.T.	439.9	442.3
Spine & CMF	182.8	183.1
Dental	104.5	107.6
Other	70.0	79.3
Total	$1,975.5	$2,017.6

4.  Inventories

	March 31,	December 31,
	2019	2018
	(in millions)
Finished goods	$1,823.2	$1,797.7
Work in progress	249.8	230.4
Raw materials	237.2	228.4
Inventories	$2,310.2	$2,256.5

5.  Property, Plant and Equipment

	March 31,	December 31,
	2019	2018
	(in millions)
Land	$28.0	$28.0
Buildings and equipment	1,918.7	1,885.6
Capitalized software costs	438.5	425.8
Instruments	3,035.9	2,950.5
Construction in progress	138.1	147.2
	5,559.2	5,437.1
Accumulated depreciation	(3,545.2)	(3,421.7)
Property, plant and equipment, net	$2,014.0	$2,015.4

We had $45.2 million and $49.3 million of property, plant and equipment included in accounts payable as of March 31, 2019 and December 31, 2018, respectively.

6.  Leases

We own most of our manufacturing facilities, but lease various office space, vehicles and other less significant assets throughout the world.  Our contracts contain a lease if they convey a right to control the use of an identified asset, either explicitly or implicitly, in exchange for consideration.  Our lease contracts are a necessary part of our business, but we do not believe they are significant to our overall operations.  We do not have any significant finance leases.  Additionally, we do not have significant leases: where we are considered a lessor; where we sublease our assets; with an initial term of twelve months or less; with related parties; with residual value guarantees; that impose restrictions or covenants on us; or that have not yet commenced, but create significant rights and obligations against us.

  Our real estate leases generally have terms of between 5 to 10 years and contain lease extension options that can vary from month-to-month extensions to up to 5 year extensions.  We include extension options in our lease term if we are reasonably certain to exercise that option.  In determining whether an extension is reasonably certain, we consider the uniqueness of the property for our needs, the availability of similar properties, whether the extension period payments remain the same or may change due to market rates or fixed price increases in the contract, and other economic factors.  Our vehicle leases generally have terms of between 3 to 5 years and contain lease extension options on a month-to-month basis.  Our vehicle leases are generally not reasonably certain to be extended.

Under GAAP, we are required to discount our lease liabilities to present value using the rate implicit in the lease, or our incremental borrowing rate for a similar term as the lease term if the implicit rate is not readily available.  We generally do not have adequate information to know the implicit rate in a lease and therefore use our incremental borrowing rate.  Under GAAP, the incremental borrowing rate must be on a collateralized basis, but our debt arrangements are unsecured.  We have determined our incremental borrowing rate by using our credit rating to estimate our unsecured borrowing rate and applying reasonable assumptions to reduce the unsecured rate for a risk adjustment effect from collateral.

Information on our leases is as follows ($ in millions):

Three Months Ended
March 31, 2019
Lease cost	$18.6
Operating cash flows from leases	$18.8
Right-of-use assets obtained in exchange for new lease liabilities	$5.8

As of
March 31, 2019
Right-of-use assets recognized in Other assets	$262.6
Lease liabilities recognized in Other current liabilities	$62.2
Lease liabilities recognized in Other long-term liabilities	$208.2
Weighted-average remaining lease term	6.3 years
Weighted-average discount rate	2.6%

Our variable lease costs are not significant.

Our future minimum lease payments as of March 31, 2019 were (in millions):

For the Years Ending December 31,
2019 (April 1, 2019 to December 31, 2019)	$51.9
2020	58.7
2021	45.3
2022	32.5
2023	27.7
Thereafter	80.9
Total	297.0
Less imputed interest	26.6
Total	$270.4

Under GAAP, since we adopted the new standard using the period of adoption transition method (see Note 2 for additional information regarding the new standard), we are not required to present 2018 comparative disclosures.  However, we are required to present the required annual disclosures under the previous GAAP lease accounting standard.  Accordingly, the following were the future minimum rental commitments under non-cancelable operating leases as of December 31, 2018 (in millions):

For the Years Ending December 31,
2019	$67.1
2020	56.9
2021	44.1
2022	32.2
2023	27.7
Thereafter	81.6

7.  Transfers of Financial Assets

We have receivables purchase arrangements with unrelated third parties to liquidate portions of our trade accounts receivable balance.  The receivables relate to products sold to customers and are short-term in nature.  The factorings are treated as sales of our accounts receivable.  Proceeds from the transfers reflect either the face value of the accounts receivable or the face value less factoring fees.

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of March 31, 2019 of $400.0 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $35.5 million and $33.0 million as of March 31, 2019 and December 31, 2018, respectively.

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

In the three month periods ended March 31, 2019 and 2018, we sold receivables having an aggregate face value of $799.4 million and $617.0 million to third parties in exchange for cash proceeds of $798.7 million and $616.7 million, respectively.  Expenses recognized on these sales during the three month periods ended March 31, 2019 and 2018 were not significant.  In the three month periods ended March 31, 2019 and 2018, under the U.S. and Japan programs, we collected $698.4 million and $481.4 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $34.7 million and $51.2 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  As of March 31, 2019 and December 31, 2018, we had collected $50.4 million and $66.8 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.

At March 31, 2019 and December 31, 2018, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $390.4 million and $365.9 million, respectively.

8.  Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2019	2018
Current portion of long-term debt
4.625% Senior Notes due 2019	$500.0	$500.0
U.S. Term Loan B	-	25.0
Total current portion of long-term debt	$500.0	$525.0
Long-term debt
2.700% Senior Notes due 2020	$1,500.0	$1,500.0
Floating Rate Notes due 2021	450.0	450.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	561.4	571.6
2.425% Euro Notes due 2026	561.4	571.6
U.S. Term Loan B	-	200.0
U.S. Term Loan C	650.0	535.0
Japan Term Loan A	106.0	105.3
Japan Term Loan B	193.0	191.7
Debt discount and issuance costs	(40.3)	(42.7)
Adjustment related to interest rate swaps	12.5	14.6
Total long-term debt	$8,310.6	$8,413.7

At March 31, 2019, our total debt balance consisted of $7.9 billion aggregate principal amount of our senior notes, which included $1.1 billion of Euro-denominated senior notes (“Euro Notes”), $650.0 million outstanding under a U.S. term loan (“U.S. Term Loan C”) that will mature on December 14, 2020, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $12.5 million, partially offset by debt discount and issuance costs of $40.3 million.

On December 14, 2018, we entered into a credit agreement (the “2018 Credit Agreement”) that provides for U.S. Term Loan C, which is a two-year unsecured multi-draw term loan facility in the principal amount of $900.0 million, with a maturity date of December 14, 2020, and borrowed $675.0 million under that facility.  In January 2019, we borrowed an additional $200.0 million under U.S. Term Loan C and used those proceeds, along with cash on hand, to repay the remaining $225.0 million outstanding under a U.S. term loan issued under the 2016 Credit Agreement (as defined below) (“U.S. Term Loan B”).  Under the applicable accounting rules, since $200.0 million of U.S. Term Loan B was refinanced on a long-term basis before the issuance of our consolidated financial statements for the year ended December 31, 2018, we classified the refinanced portion of U.S. Term Loan B as long-term as of December 31, 2018.

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

In addition to the 2018 Credit Agreement, we have a revolving credit and term loan agreement (the “2016 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”), and previously contained U.S. Term Loan B, which was paid in full during the three month period ended March 31, 2019.  The Multicurrency Revolving Facility replaced the previous multicurrency revolving facility under our credit agreement executed in 2014 (as amended, the “2014 Credit Agreement”) and will mature on September 30, 2021, with two available one-year extensions at our discretion.  The 2014 Credit Agreement previously contained a term loan (“U.S. Term Loan A”), which was paid in full in December 2018.

Borrowings under the 2018 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility.  The 2018 and 2016 Credit Agreements contain customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers and sales of assets.  If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all covenants under the 2018 and 2016 Credit Agreements as of March 31, 2019. As of March 31, 2019, we had no borrowings outstanding under the Multicurrency Revolving Facility.

During the three month period ended March 31, 2019, we repaid $85.0 million on U.S. Term Loan C with cash generated from operations.  Under the terms of U.S. Term Loan C, the remaining balance as of March 31, 2019 of $650.0 million is due on the maturity date of December 14, 2020.

The estimated fair value of our senior notes as of March 31, 2019, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,937.0 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of March 31, 2019, based upon publicly available market yield curves and the terms of the debt (Level 2), was $296.1 million.  The carrying value of U.S. Term Loan C approximates its fair value as it bears interest at short-term variable market rates.

9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity.  Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2018	$(31.3)	$20.9	$(177.0)	$(187.4)
AOCI before reclassifications	(4.4)	14.5	-	10.1
Reclassifications to statement of earnings	-	(8.2)	2.0	(6.2)
Balance at March 31, 2019	$(35.7)	$27.2	$(175.0)	$(183.5)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2019	2018	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$7.2	$(11.1)	Cost of products sold
Interest rate swaps	2.8	-	Interest expense, net
Forward starting interest rate swaps	(0.1)	(0.1)	Interest expense, net
	9.9	(11.2)	Total before tax
	1.7	(1.5)	Provision for income taxes
	$8.2	$(9.7)	Net of tax
Defined benefit plans
Prior service cost	$1.8	$2.5	Other expense, net
Unrecognized actuarial (loss)	(5.3)	(6.1)	Other expense, net
	(3.5)	(3.6)	Total before tax
	(1.5)	(0.8)	Provision for income taxes
	$(2.0)	$(2.8)	Net of tax
Total reclassifications	$6.2	$(12.5)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2019
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$7.9	$12.3	$(4.4)
Unrealized cash flow hedge gains	16.7	2.2	14.5
Reclassification adjustments on cash flow hedges	(9.9)	(1.7)	(8.2)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.5	1.5	2.0
Total Other Comprehensive Income	$18.2	$14.3	$3.9

	Three Months Ended March 31, 2018
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$83.5	$(11.3)	$94.8
Unrealized cash flow hedge (losses)	(33.1)	(6.7)	(26.4)
Reclassification adjustments on cash flow hedges	11.2	1.5	9.7
Adjustments to prior service cost and unrecognized actuarial assumptions	(4.1)	(0.8)	(3.3)
Total Other Comprehensive Income	$57.5	$(17.3)	$74.8

10.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2019
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$54.2	$-	$54.2	$-
Interest rate swaps	46.8	-	46.8	-
Total Assets	$101.0	$-	$101.0	$-

	As of December 31, 2018
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$45.7	$-	$45.7	$-
Interest rate swaps	17.9	-	17.9	-
Total Assets	$63.6	$-	$63.6	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Interest rate swaps	2.5	-	2.5	-
Total Liabilities	$3.0	$-	$3.0	$-

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of March 31, 2019 related to these discontinued hedges was $12.5 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of March 31, 2019 and December 31, 2018, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Long-term debt	$562.3	$564.4	$12.5	$14.6

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with our merger with LVB Acquisition, Inc., the parent company of Biomet, Inc. (“Biomet”) (which merger is sometimes referred to herein as the “Biomet merger”).  The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2019 was $27.0 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375.0 million that were accounted for as cash flow hedges of U.S. Term Loan B.  The interest rate swaps minimize the exposure to changes in the LIBOR interest rates while the variable-rate debt is outstanding.  In the first quarter of 2019, we terminated these interest rate swaps concurrently with the repayment of the remaining balance of U.S. Term Loan B, and we recognized proceeds and interest income of $2.8 million related to the termination.

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

At March 31, 2019, we had received-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,450 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2019, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Turkish Lira, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2019 through September 2021. As of March 31, 2019, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,510.2 million. As of March 31, 2019, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $263.7 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and Net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2019	2018	Statements of Earnings	2019	2018
Foreign exchange forward contracts	$16.7	$(34.2)	Cost of products sold	$7.2	$(11.1)
Interest rate swaps	-	1.1	Interest expense, net	2.8	-
Forward starting interest rate swaps	-	-	Interest expense, net	(0.1)	(0.1)
	$16.7	$(33.1)		$9.9	$(11.2)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2019, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $30.3 million, or $27.2 million after taxes, which is deferred in AOCI.  A gain of $35.7 million, or $30.7 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value and cash flow hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Cost of	Interest	Cost of	Interest
	Goods	Expense,	Goods	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value or cash flow hedges are recorded	$553.4	$(58.0)	$575.8	$(78.0)
The effects of fair value and cash flow hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	2.1	-	2.1
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	7.2	-	(11.1)	-
Interest rate swaps	-	2.8	-	-
Forward starting interest rate swaps	-	(0.1)	-	(0.1)
Gain (loss) on net investment hedging relationships
Cross-currency interest rate swaps	-	12.0	-	0.1

Derivatives Not Designated as Hedging Instruments

The following gains and (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2019	2018
Foreign exchange forward contracts	Other expense, net	$(2.6)	$(9.7)

These losses do not reflect offsetting gains of $0.6 million and $3.9 million in the three month periods ended March 31, 2019 and 2018, respectively, recognized in Other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2019 and December 31, 2018, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges were recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2019		As of December 31, 2018
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$46.7	Other current assets	$37.9
Foreign exchange forward contracts	Other assets	20.1	Other assets	20.9
Interest rate swaps	Other assets	-	Other assets	2.8
Cross-currency interest rate swaps	Other assets	46.8	Other assets	15.1
Total asset derivatives		$113.6		$76.7
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$9.5	Other current liabilities	$9.9
Foreign exchange forward contracts	Other long-term liabilities	3.1	Other long-term liabilities	3.7
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.5
Total liability derivatives		$12.6		$16.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2019			As of December 31, 2018
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$46.7	$9.5	$37.2	$37.9	$9.6	$28.3
Cash flow hedges	Other assets	20.1	3.1	17.0	20.9	3.5	17.4
Liability Derivatives
Cash flow hedges	Other current liabilities	9.5	9.5	-	9.9	9.6	0.3
Cash flow hedges	Other long-term liabilities	3.1	3.1	-	3.7	3.5	0.2

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2019	2018
Euro Notes	$20.4	$(29.1)
Cross-currency interest rate swaps	34.2	2.6
	$54.6	$(26.5)

12.  Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $180 million decrease to a $25 million increase.

Our U.S. Federal income tax returns have been audited through 2009 and are currently under audit for years 2010-2015.  The IRS has proposed adjustments for years 2005-2012, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these adjustments and intend to continue to vigorously defend our positions.  For years 2005-2007 and 2008-2009, we have filed petitions with the U.S. Tax Court.  For years 2010-2012, we are pursuing resolution through the IRS Administrative Appeals Process.

In the three month periods ended March 31, 2019 and 2018, our effective tax rate (“ETR”) was 15.6 percent and 21.1 percent, respectively.  The decline in ETR from the prior year was primarily from a release of uncertain tax positions due to emerging foreign tax guidance in the first quarter.  Absent discrete tax events, we expect our future ETR will continue to be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$6.7	$7.5
Interest cost	6.2	5.5
Expected return on plan assets	(11.5)	(11.8)
Amortization of prior service cost	(1.8)	(2.5)
Amortization of unrecognized actuarial loss	5.3	6.1
Net periodic pension expense	$4.9	$4.8

Service cost is recognized in the operating expense line item in which the related employee is classified.  All other components of net periodic pension expense are recognized in other expense, net.

We expect that we will have minimal legally required funding obligations in 2019 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2019.  We contributed $4.9 million to our foreign-based defined benefit pension plans in the three month period ended March 31, 2019, and we expect to contribute $14.7 million to these foreign-based plans during the remainder of 2019.

14.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2019	2018
Weighted average shares outstanding for basic net earnings per share	204.4	203.0
Effect of dilutive stock options and other equity awards	1.4	1.6
Weighted average shares outstanding for diluted net earnings per share	205.8	204.6

During the three month periods ended March 31, 2019 and 2018, an average of 1.3 million options and 1.2 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

15.  Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMF”); office based technologies; dental implants; and related surgical products.  Our chief operating decision maker (“CODM”) allocates resources to achieve our operating profit goals through seven operating segments.  Our operating segments are comprised of both geographic and product category business units.  The geographic operating segments are the Americas, which is comprised principally of the U.S. and includes other North, Central and South American markets; EMEA, which is comprised principally of Europe and includes the Middle East and African markets; and Asia Pacific, which is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets.  The product category operating segments are Spine, Office Based Technologies, CMF and Dental.  The geographic operating segments include results from all of our product categories except those in the product category operating segments.  The Office Based Technologies, CMF and Dental product category operating segments reflect those respective product category results from all regions, whereas the Spine product category operating segment includes all spine product results excluding those from Asia Pacific.

As it relates to the geographic operating segments, our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, acquisition, integration and related, quality remediation, litigation, patent litigation licensing gain, certain European Union Medical Device Regulation expenses, other charges, and global operations and corporate functions.  Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense.  As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results.  Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable.  Intercompany transactions have been eliminated from segment operating profit.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2019	2018	2019	2018
Americas	$975.4	$991.1	$507.1	$532.2
EMEA	405.9	432.6	126.4	139.2
Asia Pacific	303.7	298.9	104.0	102.1
Product Category Operating Segments	290.5	295.0	40.9	53.2
Global Operations and Corporate Functions	-	-	(253.4)	(254.9)
Total	$1,975.5	$2,017.6
Inventory and manufacturing-related charges			(2.0)	(7.2)
Intangible asset amortization			(143.4)	(150.8)
Acquisition, integration and related			(10.7)	(46.0)
Quality remediation			(19.7)	(46.2)
Litigation			1.8	(5.7)
Patent litigation licensing gain			23.5	-
European Union Medical Device Regulation			(1.6)	(0.3)
Other charges			(22.7)	(10.6)
Operating profit			$350.2	$305.0

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

Litigation

Durom Cup-related claims:  On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S.  Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions.  The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and premature revision of the device.  We have settled the majority of these claims and others are still pending.  The majority of the pending U.S. lawsuits are currently in a federal Multidistrict Litigation (“MDL”) in the District of New Jersey (In Re: Zimmer Durom Hip Cup Products Liability Litigation).  Litigation activity in the MDL is stayed pending finalization of the U.S. Durom Cup Settlement Program, an extrajudicial program created to resolve actions and claims of eligible U.S. plaintiffs and claimants.  Other lawsuits are pending in various domestic and foreign jurisdictions, and additional claims may be asserted in the future.  The majority of claims outside the U.S. are pending in Germany, Netherlands and Italy.  A Canadian class settlement was approved in late 2016, and the period for class members to submit a claim for compensation under the settlement closed in September 2017.  All claims under the Canadian class settlement have been paid.  The majority of claims in the UK, which were consolidated in a Group Litigation Order, were recently discontinued.

Since 2008, we have recognized net expense of $450.0 million for Durom Cup-related claims.  In the three month period ended March 31, 2019, we lowered our estimate of the number of Durom Cup-related claims we expect to settle and, as a result, we recognized a $2.5 million gain in selling, general and administrative expense. We did not record any gain or expense for Durom Cup-related claims in the three month period ended March 31, 2018.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of March 31, 2019 for any possible future insurance recoveries for these claims.

Our estimate as of March 31, 2019 of the remaining liability for all Durom Cup-related claims is $84.4 million, of which $19.5 million is classified as short-term in other current liabilities and $64.9 million is classified as long-term in other long-term liabilities on our condensed consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

NexGen Knee System claims:  Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions.  The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System, specifically the NexGen Flex Femoral Components and MIS Stemmed Tibial Component, suffer from defects that cause them to loosen prematurely.  The majority of the cases are currently pending in an MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation).  Other cases are pending in various state courts, and additional lawsuits may be filed.  Thus far, all cases decided by the MDL court or a jury on the merits have involved NexGen Flex Femoral Components, which represent the majority of cases in the MDL.  The initial bellwether trial took place in October 2015 and resulted in a defense verdict.  The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016.  That decision was appealed by the plaintiff and subsequently affirmed by the Seventh Circuit Court of Appeals in March 2018.  The second bellwether trial took place in January 2017 and resulted in a defense verdict.  The parties attended a court-ordered mediation in January 2018, at which a settlement in principle was reached that would resolve all MDL cases and all state court cases that involved MDL products.  On February 11, 2019, we informed the MDL court of our intention to consummate a confidential settlement that resolves nearly all of the remaining cases, which we expect to be completed in the second quarter of 2019.  The settlement will not have a material adverse effect on our results of operations or cash flows.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of March 31, 2019 of the remaining liability for all Biomet metal-on-metal hip implant claims is $62.1 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of March 31, 2019, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.

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

On February 13, 2019, a Norwegian court of first instance issued a judgment in favor of Heraeus on its claim for misappropriation of trade secrets.  The court awarded damages of 19,500,000 NOK, or approximately $2.3 million, plus attorneys’ fees, and issued an injunction, which is not final and thus not currently being enforced, preventing Zimmer Biomet Norway from marketing in Norway bone cements identified with the current product names and bone cements making use of the trade secrets which were acknowledged in the Frankfurt Decision.  We have appealed the Norwegian judgment to the court of second instance.

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

Stryker patent infringement lawsuit:  On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker.  The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents.  The jury awarded $70.0 million in monetary damages for lost profits.  The jury also found that we willfully infringed the subject patents.  We filed multiple post-trial motions, including a motion seeking a new trial.  On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker.  We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions.  Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014.  On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award.  We accrued an estimated loss of $70.0 million related to this matter in the three month period ended December 31, 2014.  On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc.  On March 23, 2015, the Federal Circuit denied Stryker’s petition.  Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court.  In July 2015, we paid the final lost profits award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker.  On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari.  Oral argument took place on February 23, 2016.  On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue.  On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the trial court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  The case was remanded back to the trial court.  Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees took place on June 28, 2017.  On July 12, 2017, the trial court issued an order reaffirming its award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  On July 24, 2017, we appealed the ruling to the Federal Circuit and obtained a supersedeas bond staying enforcement of the judgment pending appeal.  Oral argument before the Federal Circuit took place on December 3, 2018 and the Federal Circuit affirmed the trial court’s ruling in full on December 10, 2018.  We accrued an estimated loss of approximately $168.0 million related to the award of treble damages and attorneys’ fees in the three-month period ended December 31, 2018.  On January 23, 2019, we filed a petition with the Federal Circuit for a rehearing en banc.  On March 19, 2019, the petition for rehearing en banc was denied.  In late March 2019, we paid the outstanding judgment of approximately $168.0 million.  We intend to file a petition for certiorari to the U.S. Supreme Court for review of the Federal Circuit’s decision.

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the

Zimmer Biomet Defendant group filed a motion (i) to amend the court’s order on the motion to certify two issues for interlocutory appeal, and (ii) to stay proceedings pending appeal.  On February 21, 2019, that motion was denied.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the U.S. International Trade Commission (“ITC”) against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted.  We cannot currently predict the outcome of this investigation.

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada.  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw, Montreal and Ponce.  As of May 1, 2019, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including at both the legacy Zimmer and the legacy Biomet manufacturing facilities in Warsaw, Indiana.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Under the DPA, which has a term of three years, the DOJ agreed to defer criminal prosecution of us in connection with the charged violation of the internal controls provision of the FCPA as long as we comply with the terms of the DPA.  In addition, we are subject to oversight by an independent compliance monitor, who was appointed effective as of August 7, 2017.  The monitorship may remain in place until August 7, 2020.  If we remain in compliance with the DPA during its term, the charges against us will be dismissed with prejudice.  The term of the DPA and monitorship may be extended for up to one additional year at the DOJ’s discretion.  In addition, under its Plea Agreement with the DOJ, JERDS pleaded guilty on January 13, 2017 to aiding and abetting a violation of the books and records provision of the FCPA.  In light of the DPA we entered into, JERDS paid only a nominal assessment and no criminal penalty.

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

17. Subsequent Event

On April 1, 2019, we entered into an agreement and paid $192.5 million to buy out certain licensing arrangements from an unrelated third party.  This new agreement and the related payment replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2029.  Under the new agreement, we maintain the rights to the counterparty’s intellectual property provided under the previous licensing arrangements.  The $192.5 million payment will be recognized as an intangible asset and amortized through 2029, which represents the useful life of the intellectual property.

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

Executive Level Overview

Results for the Three Month Period ended March 31, 2019

Net sales declined by 2.1 percent in the three month period ended March 31, 2019, compared to the same prior year period.  The decline was driven by a 2.8 percent negative impact from changes in foreign currency exchange rates and 2.6 percent negative impact from pricing, partially offset by strong volume/mix in Asia Pacific and EMEA.

Our net earnings increased in the three month period ended March 31, 2019, compared to the same prior year period.  The increase was driven by lower quality remediation and acquisition, integration and related expenses in the three month period ended March 31, 2019, compared to the same prior year period.  We also recognized a $23.5 million gain related to a litigation settlement we entered into in the 2019 period.  Additionally, interest expense, net, declined $20.0 million in the three month period ended March 31, 2019, compared to the same prior period, due to hedging strategies that have lowered our effective interest rate and lower average outstanding debt balances.

2019 Outlook

2019 marks the second year of our two-year turnaround effort since the appointment of a new Chief Executive Officer in December 2017.  In late 2018 and early 2019, we had various product launches in our Knees product category, which we anticipate will drive improving commercial momentum, especially in the second half of 2019.  We estimate the change in sales in 2019 compared to 2018 will be in a range of negative 0.5 percent to positive 0.5 percent.  This range includes estimated negative effects of changes in foreign currency exchange rates of 1.0 percent to 1.5 percent.  We anticipate that most of the negative effects of foreign currency exchange rates will occur in the first half of the year.

In 2019, we expect our net earnings to increase significantly compared to the net loss recognized in 2018.  In 2018, we incurred a net loss due to significant goodwill and intangible asset impairments and litigation charges.  At this point in time based upon information known or knowable by us, we do not expect to incur similar significant charges in 2019.  We expect our costs of products sold will continue to reflect costs associated with our quality remediation efforts.  We anticipate continuing to make investments in operating expenses to support our new product launches.  However, we expect expenses related to our acquisition and integration activities and quality remediation will decline as we complete these projects during 2019.  We believe that our interest expense, net, will continue to decline throughout the year when compared to the same prior year periods due to lower anticipated debt levels.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees, Hips, S.E.T. (Surgical, Sports Medicine, Extremities and Trauma), Spine & CMF, Dental and Other.  This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources towards achieving operating profit goals.  We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.  Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

Net Sales by Geography

The following table presents our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,		% Inc /	Volume /		Foreign
	2019	2018	(Dec)	Mix	Price	Exchange
Americas	$1,194.1	$1,208.1	(1.2)%	2.0%	(2.9)%	(0.3)%
EMEA	463.9	496.5	(6.6)	3.4	(1.9)	(8.1)
Asia Pacific	317.5	313.0	1.4	7.8	(2.2)	(4.2)
Total	$1,975.5	$2,017.6	(2.1)	3.3	(2.6)	(2.8)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume /		Foreign
	2019	2018	% (Dec)	Mix	Price	Exchange
Knees	$694.1	$713.3	(2.7)%	3.6%	(3.1)%	(3.2)%
Hips	484.2	492.0	(1.6)	4.8	(3.1)	(3.3)
S.E.T.	439.9	442.3	(0.6)	3.1	(1.4)	(2.3)
Spine & CMF	182.8	183.1	(0.1)	4.2	(2.5)	(1.8)
Dental	104.5	107.6	(2.9)	1.4	(1.6)	(2.7)
Other	70.0	79.3	(11.7)	(6.8)	(2.6)	(2.3)
Total	$1,975.5	$2,017.6	(2.1)	3.3	(2.6)	(2.8)

 The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,		% Inc /
	2019	2018	(Dec)
Knees
Americas	$409.2	$417.2	(1.9)%
EMEA	175.7	188.9	(7.0)
Asia Pacific	109.2	107.2	1.8
Total	$694.1	$713.3	(2.7)
Hips
Americas	$247.1	$247.8	(0.3)%
EMEA	133.1	142.2	(6.4)
Asia Pacific	104.0	102.0	1.9
Total	$484.2	$492.0	(1.6)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales had a positive effect of 3.3 percent on year-over-year sales during the three month period ended March 31, 2019.  Volume/mix growth was driven by recent product introductions, sales in key emerging markets and an aging population.

We believe long-term indicators point toward sustained growth driven by an aging global population, growth in emerging markets, obesity, proven clinical benefits, new material technologies, advances in surgical techniques and more active lifestyles, among other factors.  In addition, demand for clinically proven premium products, patient specific devices and robotic surgical assistance are expected to continue to positively affect sales growth in markets that recognize the value of these advanced technologies.

Pricing Trends

Global selling prices had a negative effect of 2.6 percent on year-over-year sales during the three month period ended March 31, 2019.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three month period ended March 31, 2019, changes in foreign currency exchange rates had a negative effect of 2.8 percent on year-over-year sales.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate 2019 sales will be negatively affected by 1.0 percent to 1.5 percent.

Sales by Product Category

Knees

Knee sales declined in the three month period ended March 31, 2019 when compared to the same prior year period primarily due to changes in foreign currency exchange rates and price declines, partially offset by volume/mix growth in all of our geographic operating segments.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System, the Oxford® Partial Knee and the ROSA® Knee System.

Hips

Hip sales declined in the three month period ended March 31, 2019 when compared to the same prior year period primarily due to changes in foreign currency exchange rates and price declines, partially offset by volume/mix growth in all of our geographic operating segments.  Hip sales volume/mix growth was led by our Taperloc® Complete Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T.

Our S.E.T. product category sales declined in the three month period ended March 31, 2019 when compared to the same prior year period, primarily due to changes in foreign currency exchange rates and price declines, partially offset by strong performance in key surgical, upper extremity and early intervention brands.

Spine and CMF

Spine and CMF sales declined slightly in the three month period ended March 31, 2019 when compared to the same prior year period, primarily due to price declines and changes in foreign currency exchange rates, partially offset by continuing strong sales of our Thoracic products.

Dental

Dental sales declined in the three month period ended March 31, 2019 when compared to the same prior year period.  In the past few years, our Dental business has been affected by ongoing competitive challenges, most notably in EMEA.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2019	2018	(Dec)
Cost of products sold, excluding intangible asset amortization	28.0%	28.5%	(0.5)%
Intangible asset amortization	7.3	7.5	(0.2)
Research and development	5.1	4.7	0.4
Selling, general and administrative	40.3	39.7	0.6
Acquisition, integration and related	0.5	2.3	(1.8)
Quality remediation	1.0	2.1	(1.1)
Operating profit	17.7	15.1	2.6

The decline in cost of products sold as a percentage of net sales for the three month period ended March 31, 2019 compared to the same prior year period was primarily due to our hedging program.  We recognized hedge gains of $7.2 million in the three month period ended March 31, 2019 compared to hedge losses of $11.1 million in the same prior year period.  For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  Additionally, we recognized lower excess and obsolete inventory charges in the three month period ended March 31, 2019 for certain brands we intend to discontinue when compared to the same prior period.  These favorable items were partially offset by the effects of lower average selling prices.

Intangible asset amortization expense and intangible asset amortization expense as a percentage of net sales declined in the three month period ended March 31, 2019 when compared to the same prior year period due to certain intangible assets from past acquisitions being fully amortized.

R&D expenses and R&D expenses as a percentage of net sales increased in the three month period ended March 31, 2019 compared to the same prior year period, primarily due to increased investment in our Knee product pipeline and costs associated with the European Union Medical Device Regulation.

Selling, general and administrative (“SG&A”) expenses declined while SG&A expenses as a percentage of net sales increased in the three month period ended March 31, 2019 when compared to the same prior year period.  The primary drivers of the decreased expense were a $23.5 million gain recognized related to a litigation settlement and lower litigation-related charges from commercial and product liability matters.   However, as a percentage of net sales, SG&A expenses increased as we make investments in preparation for new product launches.

Acquisition, integration and related expenses declined in the three month period ended March 31, 2019 compared to the same prior year period due to the natural regression of integration activities related to the 2015 Biomet merger and other various acquisitions that were consummated in 2016.  Similarly, our quality remediation expenses have declined as projects related to those efforts are completed.

Other Expense, Net, Interest Income, Interest Expense, Net, and Income Taxes

In the three month period ended March 31, 2019 and 2018, other expense, net, was primarily related to certain components of pension expense and remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Interest expense, net decreased in the three month period ended March 31, 2019, compared to the same prior year period, primarily due to hedging strategies that have lowered our effective interest rate and lower average outstanding debt balances during the 2019 period resulting from debt repayments throughout 2018.

In the three month periods ended March 31, 2019 and 2018, our effective tax rate (“ETR”) was 15.6 percent and 21.1 percent, respectively.  The decline in ETR from the prior year was primarily from a release of uncertain tax positions due to emerging foreign tax guidance in the first quarter.  Absent discrete tax events, we expect our future ETR will continue to be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2019	2018	2019	2018	2019	2018
Americas	$975.4	$991.1	$507.1	$532.2	52.0%	53.7%
EMEA	405.9	432.6	126.4	139.2	31.1	32.2
Asia Pacific	303.7	298.9	104.0	102.1	34.2	34.2

In the Americas, operating profit as a percentage of net sales decreased in the three month period ended March 31, 2019 compared to the same prior year period primarily due to price declines, higher excess and obsolete inventory charges and investments in the salesforce.  In EMEA, operating profit as a percentage of net sales decreased in the three month period ended March 31, 2019 compared to the same prior year period primarily due to price declines.  In Asia Pacific, operating profit as a percentage of net sales remained the same as price declines were offset by benefits from volume/mix net sales growth.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; acquisition, integration and related expenses; quality remediation expenses; certain litigation gains and charges; expenses to comply with the new European Union Medical Device Regulation; other charges; any related effects on our income tax provision associated with these items; and other certain tax adjustments.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net Earnings of Zimmer Biomet Holdings, Inc.	$246.1	$174.7
Inventory and manufacturing-related charges(1)	2.0	7.2
Intangible asset amortization(2)	143.4	150.8
Acquisition, integration and related(3)	10.7	46.0
Quality remediation(4)	19.7	46.2
Litigation(5)	(1.8)	5.7
Litigation settlement gain(6)	(23.5)	-
European Union Medical Device Regulation(7)	1.6	0.3
Other charges(8)	22.1	10.6
Taxes on above items(9)	(30.8)	(50.7)
Other certain tax adjustments(10)	(5.3)	0.1
Adjusted Net Earnings	$384.2	$390.9

	Three Months Ended
	March 31,
	2019	2018
Diluted Earnings Per Share	$1.20	$0.85
Inventory and manufacturing-related charges(1)	0.01	0.04
Intangible asset amortization(2)	0.69	0.74
Acquisition, integration and related(3)	0.05	0.22
Quality remediation(4)	0.10	0.23
Litigation(5)	(0.01)	0.03
Litigation settlement gain(6)	(0.11)	-
European Union Medical Device Regulation(7)	0.01	-
Other charges(8)	0.11	0.05
Taxes on above items(9)	(0.15)	(0.25)
Other certain tax adjustments(10)	(0.03)	-
Adjusted Diluted Earnings Per Share	$1.87	$1.91

(1)

Inventory and manufacturing-related charges relate to excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.  The excess and obsolete inventory charges on certain product lines are driven by acquisitions where there are competing product lines and we have plans to discontinue one of the competing product lines.

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

(4)

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

(5)

We are involved in routine patent litigation, product liability litigation, commercial litigation and other various litigation matters.  We review litigation matters from both a qualitative and quantitative perspective to determine if excluding the losses or gains will provide our investors with useful incremental information.  Litigation matters can vary in their characteristics, frequency and significance to our operating results.  The litigation charges and gains excluded from our non-GAAP financial measures in the periods presented relate to product liability matters where we have received numerous claims on specific products.  In regards to these product liability matters, due to the complexities involved and claims filed in multiple districts, the expenses associated with these matters are significant to our operating results.  Once the litigation matter has been excluded from our non-GAAP financial measures in a particular period, any additional expenses or gains from changes in estimates are also excluded, even if they are not significant, to ensure consistency in our non-GAAP financial measures from period-to-period.

(6)	In the first quarter of 2019, we settled a patent infringement lawsuit out of court.

(7)

The new European Union Medical Device Regulation imposes significant additional premarket and postmarket requirements.  The new regulations provide a transition period until May 2020 for currently-approved medical devices to meet the additional requirements.  For certain devices, this transition period can be extended until May 2024.  We are excluding from our non-GAAP financial measures the incremental costs incurred to establish initial compliance with the regulations related to our currently-approved medical devices.  The incremental costs primarily include third-party consulting necessary to supplement our internal resources.

(8)

We have incurred other various expenses from specific events or projects that we consider highly variable or that have a significant impact to our operating results that we have excluded from our non-GAAP measures.  These include costs related to legal entity and operational restructuring transactions as well as our costs of complying with our Deferred Prosecution Agreement (“DPA”) with the U.S. government related to certain Foreign Corrupt Practices Act matters involving Biomet and certain of its subsidiaries.  Under the DPA, which has a three-year term, we are subject to oversight by an independent compliance monitor, which monitorship commenced in July 2017.  The excluded costs include the fees paid to the independent compliance monitor and to external legal counsel assisting in the matter.

(9)

Represents the tax effects on the previously specified items.  The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(10)	Other certain tax adjustments relate to various discrete tax period adjustments.

Liquidity and Capital Resources

Cash flows provided by operating activities were $283.6 million in the three month period ended March 31, 2019, compared to $490.5 million in the same prior year period.  The decrease was primarily due to an approximate $168 million payment on a patent infringement lawsuit we made in the three month period ended March 31, 2019.  Additionally, in the prior year period, we continued to expand our sale of accounts receivable in certain countries which provided additional cash inflows, compared to the 2019 period where our sales of accounts receivable have not expanded significantly and therefore the incremental benefits to the period are less.

Cash flows used in investing activities were $105.5 million in the three month period ended March 31, 2019, compared to $101.7 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.

Cash flows used in financing activities were $135.2 million in the three month period ended March 31, 2019, compared to cash inflows of $841.8 million in the same prior year period.  In the 2019 period, we borrowed $200.0 million on U.S. Term Loan C and used those proceeds, along with cash on hand, to pay the remaining balance of $225.0 million on U.S. Term Loan B.  Additionally, we repaid an additional $85.0 million on U.S. Term Loan C throughout the quarter with cash generated from operations.  In the 2018 period, we received net proceeds of $749.5 million from the issuance of additional senior notes and borrowed $400.0 million from our Multicurrency Revolving Facility to repay $1,150.0 million of senior notes that became due on April 2, 2018.  We also repaid $225.0 million on a term loan in the three month period ended March 31, 2018.  In the 2019 period, we had net cash outflows of $16.4 million related to our factoring programs caused by the timing differences of collections from customers and repayments to the financial institution to which we sold the collected receivables.  The 2019 outflow was lower than the prior year based upon the timing of when receivable sales occurred in December of 2018 compared to December of 2017.

In February 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of March 31, 2019, all $1.0 billion remained authorized.

We will continue to exercise disciplined capital allocation designed to drive stockholder value creation.  We intend to use available cash for debt repayment, reinvestment in the business and dividends.  If the right opportunities arise, we may also use available cash to pursue business development opportunities.

As discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, on April 1, 2019, we entered into an agreement and paid $192.5 million to buy out certain licensing arrangements from an unrelated third party.  This new agreement and the related payment replace the variable royalty payments that otherwise would have been due under the terms of the previous licensing arrangements through 2029.  We borrowed under our Multicurrency Revolving Facility in April and used cash on hand to fund the $192.5 million payment.  We expect to repay that borrowing before the end of the second quarter of 2019.

As discussed in Note 12 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2005 through 2012, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and intend to continue to vigorously defend our positions.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Also, as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of March 31, 2019, a short-term liability of $19.5 million and a long-term liability of $64.9 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of March 31, 2019 for any possible future insurance recoveries for these claims.  As of March 31, 2019, we also had a short-term liability of $62.1 million related to Biomet metal-on-metal hip implant claims.

At March 31, 2019, we had twelve tranches of senior notes outstanding as follows (dollars in millions):

		Interest
Principal		Rate	Maturity Date
$500.0		4.625	November 30, 2019
1,500.0		2.700	April 1, 2020
450.0		Floating	March 19, 2021
300.0		3.375	November 30, 2021
750.0		3.150	April 1, 2022
561.4	*	1.414	December 13, 2022
300.0		3.700	March 19, 2023
2,000.0		3.550	April 1, 2025
561.4	*	2.425	December 13, 2026
253.4		4.250	August 15, 2035
317.8		5.750	November 30, 2039
395.4		4.450	August 15, 2045

*	Euro denominated debt securities

We also had three term loans with total principal of $949.0 million outstanding as of March 31, 2019.

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There were no outstanding borrowings under this facility as of March 31, 2019.  We also have other available uncommitted credit facilities totaling $56.1 million as of March 31, 2019.

We plan to use cash generated from operations to continue servicing our debt obligations through at least the remainder of this year.  We most likely will refinance all or a portion of the $1.5 billion notes due April 1, 2020 by issuing new debt, or by borrowing on our Multicurrency Revolving Facility.

For additional information on our debt, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2019, $321.9 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $63.5 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.1 billion of unremitted earnings in future years.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three month period ended March 31, 2019 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the fourth quarter of 2018, we recognized a $567.0 million goodwill impairment charge related to our EMEA reporting unit.  The impairment charge represented the amount by which the reporting unit’s carrying value exceeded its estimated fair value.  We estimated the fair value of the reporting unit based on income and market approaches.  Since the carrying value of this reporting unit was written down to its estimated fair value, future impairment could occur if the estimates used in the income and market approaches change.  If our estimates of profitability in the reporting unit decline, the fair value estimate under the income approach will decline.  If there are negative outlooks of the broader economic environment, comparable company valuation indicators may decline, which would cause our fair value estimate under the market approach to decline.  The goodwill balance of our EMEA reporting unit was $746.2 million at March 31, 2019.

Additionally, in our annual impairment test in the fourth quarter of 2018, our Dental reporting unit’s fair value exceeded its carrying value by less than 5 percent.  If our future operating results are below the estimations used for our impairment assessment, or there are negative impacts from the broader economic environment, then we may have to recognize goodwill impairment charges on this reporting unit in the future.  The goodwill balance of our Dental reporting unit was $385.3 million at March 31, 2019.

We have three other reporting units that have goodwill assigned to them.  As of the date of our last goodwill impairment test, each of the three reporting unit’s estimated fair value exceeded its carrying value by more than 25 percent.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

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

•	the outcome of government investigations;
•	competition;
•	pricing pressures;
•	changes in customer demand for our products and services caused by demographic changes or other factors;
•	the impact of healthcare reform measures, including the impact of the U.S. excise tax on medical devices if such tax is not further suspended or repealed;
•	reductions in reimbursement levels by third-party payors and cost-containment efforts of healthcare purchasing organizations;
•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or the regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	our ability to obtain and maintain adequate intellectual property protection;
•	our ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including the European Union rules on state aid, or examinations by tax authorities;
•	product liability and intellectual property litigation losses;
•	our ability to retain the independent agents and distributors who market our products;
•	our dependence on a limited number of suppliers for key raw materials and outsourced activities;
•	changes in general industry and market conditions, including domestic and international growth rates;
•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and
•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on our ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2018 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting.  On January 1, 2019 we adopted ASU 2016-02 – Leases (Topic 842).  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet.  As a result, we have added additional internal controls to comply with the new standard.  Other than the additional internal controls added for the new standard, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended March 31, 2019, the Audit Committee of our Board of Directors was not asked to, and did not, approve the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform any non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: May 6, 2019	By:	/s/ Daniel P. Florin
Daniel P. Florin
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)