Form 10-Q
period 2019-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2019-08-05
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

As of August 1, 2019, 205,314,527 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2019

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Sales	$1,988.6	$2,007.6	$3,964.1	$4,025.2
Cost of products sold, excluding intangible asset amortization	581.3	583.7	1,134.7	1,159.5
Intangible asset amortization	146.9	149.5	290.3	300.3
Research and development	112.1	99.1	213.8	194.8
Selling, general and administrative	840.3	791.3	1,636.7	1,593.0
Intangible asset impairment	70.1	-	70.1	-
Acquisition, integration and related	10.5	50.5	21.2	96.5
Quality remediation	22.7	37.5	42.4	80.1
Operating expenses	1,783.9	1,711.6	3,409.2	3,424.2
Operating Profit	204.7	296.0	554.9	601.0
Other expense, net	(4.7)	(2.9)	(5.2)	(6.5)
Interest expense, net	(59.7)	(75.3)	(117.7)	(153.3)
Earnings before income taxes	140.3	217.8	432.0	441.2
Provision for income taxes	8.4	32.9	53.9	80.1
Net Earnings	131.9	184.9	378.1	361.1
Less: Net (loss) earnings attributable to noncontrolling interest	(1.8)	(0.1)	(1.7)	1.4
Net Earnings of Zimmer Biomet Holdings, Inc.	$133.7	$185.0	$379.8	$359.7
Earnings Per Common Share
Basic	$0.65	$0.91	$1.86	$1.77
Diluted	$0.65	$0.90	$1.84	$1.76
Weighted Average Common Shares Outstanding
Basic	204.8	203.3	204.6	203.2
Diluted	206.2	204.6	206.0	204.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Earnings	$131.9	$184.9	$378.1	$361.1
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	15.1	(177.8)	10.7	(83.0)
Unrealized cash flow hedge gains, net of tax	0.4	51.6	14.9	25.2
Reclassification adjustments on hedges, net of tax	(6.2)	9.2	(14.4)	18.9
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.4	5.3	4.4	2.0
Total Other Comprehensive Income (Loss)	11.7	(111.7)	15.6	(36.9)
Comprehensive Income	143.6	73.2	393.7	324.2
Comprehensive (loss) income attributable to the noncontrolling interest	(1.8)	-	(1.7)	1.4
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$145.4	$73.2	$395.4	$322.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$403.1	$542.8
Accounts receivable, less allowance for doubtful accounts	1,247.1	1,275.8
Inventories	2,344.5	2,256.5
Prepaid expenses and other current assets	396.5	352.3
Total Current Assets	4,391.2	4,427.4
Property, plant and equipment, net	2,035.8	2,015.4
Goodwill	9,593.7	9,594.4
Intangible assets, net	7,524.2	7,684.6
Other assets	660.8	405.0
Total Assets	$24,205.7	$24,126.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$347.5	$362.6
Income taxes payable	144.7	142.4
Other current liabilities	1,185.6	1,391.3
Current portion of long-term debt	2,000.0	525.0
Total Current Liabilities	3,677.8	2,421.3
Deferred income taxes, net	949.9	999.5
Long-term income tax payable	677.9	666.2
Other long-term liabilities	518.6	350.0
Long-term debt	6,719.3	8,413.7
Total Liabilities	12,543.5	12,850.7
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 308.8 million shares in 2019 (307.9 million in 2018) issued	3.1	3.1
Paid-in capital	8,776.5	8,686.1
Retained earnings	9,772.7	9,491.2
Accumulated other comprehensive loss	(171.8)	(187.4)
Treasury stock, 103.9 million shares in 2019 (103.9 million shares in 2018)	(6,721.4)	(6,721.7)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,659.1	11,271.3
Noncontrolling interest	3.1	4.8
Total Stockholders' Equity	11,662.2	11,276.1
Total Liabilities and Stockholders' Equity	$24,205.7	$24,126.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance April 1, 2019	308.7	$3.1	$8,748.1	$9,688.1	$(183.5)	(103.9)	$(6,721.4)	$4.9	$11,539.3
Net earnings	-	-	-	133.7	-	-	-	(1.8)	131.9
Other comprehensive income	-	-	-	-	11.7	-	-	-	11.7
Cash dividends declared ($0.24 per share)	-	-	-	(49.1)	-	-	-	-	(49.1)
Stock compensation plans	0.1	-	28.4	-	-	-	-	-	28.4
Balance June 30, 2019	308.8	$3.1	$8,776.5	$9,772.7	$(171.8)	(103.9)	$(6,721.4)	$3.1	$11,662.2

Balance April 1, 2018	307.1	$3.1	$8,576.6	$10,191.7	$(51.3)	(103.8)	$(6,721.7)	$1.1	$11,999.5
Net earnings	-	-	-	185.0	-	-	-	(0.1)	184.9
Other comprehensive income	-	-	-	-	(111.7)	-	-	0.1	(111.6)
Cash dividends declared ($0.24 per share)	-	-	-	(48.8)	-	-	-	-	(48.8)
Stock compensation plans	0.1	-	20.2	-	-	-	-	-	20.2
Balance June 30, 2018	307.2	$3.1	$8,596.8	$10,327.9	$(163.0)	(103.8)	$(6,721.7)	$1.1	$12,044.2

Balance January 1, 2019	307.9	$3.1	$8,686.1	$9,491.2	$(187.4)	(103.9)	$(6,721.7)	$4.8	$11,276.1
Net earnings	-	-	-	379.8	-	-	-	(1.7)	378.1
Other comprehensive income	-	-	-	-	15.6	-	-	-	15.6
Cash dividends declared ($0.48 per share)	-	-	-	(98.3)	-	-	-	-	(98.3)
Stock compensation plans	0.9	-	90.4	-	-	-	0.3	-	90.7
Balance June 30, 2019	308.8	$3.1	$8,776.5	$9,772.7	$(171.8)	(103.9)	$(6,721.4)	$3.1	$11,662.2

Balance January 1, 2018	306.5	$3.1	$8,514.9	$10,022.8	$(83.2)	(103.9)	$(6,721.8)	$(0.3)	$11,735.5
Net earnings	-	-	-	359.7	-	-	-	1.4	361.1
Other comprehensive income	-	-	-	-	(36.9)	-	-	-	(36.9)
Cash dividends declared ($0.48 per share)	-	-	-	(97.5)	-	-	-	-	(97.5)
Adoption of ASU 2018-02	-	-	-	42.9	(42.9)	-	-	-	-
Stock compensation plans	0.7	-	81.9	-	-	0.1	0.1	-	82.0
Balance June 30, 2018	307.2	$3.1	$8,596.8	$10,327.9	$(163.0)	(103.8)	$(6,721.7)	$1.1	$12,044.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net earnings	$378.1	$361.1
Adjustments to reconcile net earnings to cash provided by operating activities:
Depreciation and amortization	500.7	525.1
Share-based compensation	40.0	26.0
Intangible asset impairment	70.1	-
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(44.2)	(42.4)
Receivables	29.3	177.7
Inventories	(83.0)	(99.3)
Accounts payable and accrued liabilities	(269.8)	(27.1)
Other assets and liabilities	(36.6)	(37.3)
Net cash provided by operating activities	584.6	883.8
Cash flows provided by (used in) investing activities:
Additions to instruments	(144.8)	(126.1)
Additions to other property, plant and equipment	(96.7)	(53.7)
Net investment hedge settlements	21.3	-
Acquisition of intellectual property rights	(197.6)	-
Investments in other assets	(9.9)	(15.5)
Net cash used in investing activities	(427.7)	(195.3)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	749.5
Redemption of senior notes	-	(1,150.0)
Proceeds from multicurrency revolving facility	-	400.0
Payments on multicurrency revolving facility	-	(375.0)
Proceeds from term loans	200.0	-
Payments on term loans	(425.0)	(225.0)
Net payments on other debt	-	(0.2)
Dividends paid to stockholders	(98.1)	(97.4)
Proceeds from employee stock compensation plans	54.8	56.4
Net cash flows from unremitted collections from factoring programs	(25.6)	(62.9)
Business combination contingent consideration payments	-	(16.7)
Other financing activities	(4.9)	(7.7)
Net cash used in financing activities	(298.8)	(729.0)
Effect of exchange rates on cash and cash equivalents	2.2	(2.7)
Decrease in cash and cash equivalents	(139.7)	(43.2)
Cash and cash equivalents, beginning of year	542.8	524.4
Cash and cash equivalents, end of period	$403.1	$481.2

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

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2018 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Results for interim periods should not be considered indicative of results for the full year.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

2.  Significant Accounting Policies

Accounting Pronouncements Recently Adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-02 – Leases (Topic 842).  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet. This ASU was effective for us as of January 1, 2019.  This ASU required a modified retrospective transition method that could either be applied at the earliest comparative period in the financial statements or the period of adoption.  We elected to use the period of adoption (January 1, 2019) transition method and therefore did not recast prior periods.  This ASU allowed for certain practical expedients to make the adoption of the ASU less burdensome.  We elected the practical expedients upon transition which permitted us to not reassess lease identification, classification, and initial direct costs under the new standard for leases that commenced prior to the effective date.  We also elected not to recognize a right-of-use asset nor a lease liability for leases with an initial term of twelve months or less.  Finally, we elected not to separate non-lease components from the leased components in the valuation of our right-of-use asset and lease liability for all asset classes.

On January 1, 2019, we recognized a right-of-use asset of $274.7 million in other assets and lease liabilities of $62.2 million and $221.2 million in other current liabilities and other long-term liabilities, respectively.  No cumulative adjustment to retained earnings was required upon adoption.  We do not have any significant finance leases.  See Note 7 for additional information.

There are no other recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue Recognition

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	$1,214.3	$1,216.3	$2,408.4	$2,424.4
EMEA	438.0	457.7	901.9	954.2
Asia Pacific	336.3	333.6	653.8	646.6
Total	$1,988.6	$2,007.6	$3,964.1	$4,025.2

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Knees	$703.5	$703.0	$1,397.6	$1,416.3
Hips	479.4	486.9	963.6	978.9
S.E.T.	444.4	433.8	884.3	876.1
Spine & CMF	185.9	198.2	368.7	381.3
Dental	106.5	106.9	211.0	214.5
Other	68.9	78.8	138.9	158.1
Total	$1,988.6	$2,007.6	$3,964.1	$4,025.2

“S.E.T.” refers to our Surgical, Sports Medicine, Extremities and Trauma product category.  “CMF” refers to our craniomaxillofacial and thoracic products.

4.  Inventories

	June 30,	December 31,
	2019	2018
	(in millions)
Finished goods	$1,837.1	$1,797.7
Work in progress	252.9	230.4
Raw materials	254.5	228.4
Inventories	$2,344.5	$2,256.5

5.  Property, Plant and Equipment

	June 30,	December 31,
	2019	2018
	(in millions)
Land	$27.9	$28.0
Buildings and equipment	1,954.3	1,885.6
Capitalized software costs	457.6	425.8
Instruments	3,137.0	2,950.5
Construction in progress	140.9	147.2
	5,717.7	5,437.1
Accumulated depreciation	(3,681.9)	(3,421.7)
Property, plant and equipment, net	$2,035.8	$2,015.4

We had $38.1 million and $49.3 million of property, plant and equipment included in accounts payable as of June 30, 2019 and December 31, 2018, respectively.

6.  Intangible Assets

In the second quarter of 2019, we entered into an agreement and paid $192.5 million to buy out certain licensing arrangements from an unrelated third party.  This new agreement and the related payment replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2029.  Under the new agreement, we maintain the rights to the counterparty’s intellectual property provided under the previous licensing arrangements.  The $192.5 million payment was recognized as an intangible asset and will be amortized through 2029, which represents the useful life of the intellectual property.

In the second quarter of 2019, we recognized $70.1 million of in-process research and development (“IPR&D”) intangible asset impairment due to the termination of certain IPR&D projects.  The termination of these projects is the result of the progress we are making to prioritize our internal research and development portfolio and focus our engineering resources on the opportunities that most closely link to our mission.  Since these projects were not a priority, their terminations are not expected to have a significant impact to our future cash flows.

7.  Leases

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

Information on our leases is as follows ($ in millions):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease cost	$18.4	$37.0
Cash paid for leases recognized in operating cash flows	$18.4	$37.2
Right-of-use assets obtained in exchange for new lease liabilities	$10.6	$16.4

As of
June 30, 2019
Right-of-use assets recognized in Other assets	$257.6
Lease liabilities recognized in Other current liabilities	$62.5
Lease liabilities recognized in Other long-term liabilities	$205.4
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	2.7%

Our variable lease costs are not significant.

Our future minimum lease payments as of June 30, 2019 were (in millions):

For the Years Ending December 31,
2019 (July 1, 2019 to December 31, 2019)	$35.4
2020	61.8
2021	48.3
2022	34.1
2023	28.7
Thereafter	84.8
Total	293.1
Less imputed interest	25.2
Total	$267.9

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

8.  Transfers of Financial Assets

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of June 30, 2019 of $400.0 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $33.5 million and $33.0 million as of June 30, 2019 and December 31, 2018, respectively.

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

In the six month periods ended June 30, 2019 and 2018, we sold receivables having an aggregate face value of $1,595.9 million and $1,260.7 million to third parties in exchange for cash proceeds of $1,594.9 million and $1,260.1 million, respectively.  Expenses recognized on these sales during the six month periods ended June 30, 2019 and 2018 were not significant.  In the six month periods ended June 30, 2019 and 2018, under the U.S. and Japan programs, we collected $1,438.3 million and $1,007.8 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $73.9 million and $121.0 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  As of June 30, 2019 and December 31, 2018, we had collected $41.2 million and $66.8 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.

At June 30, 2019 and December 31, 2018, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $378.1 million and $365.9 million, respectively.

9.  Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2019	2018
Current portion of long-term debt
4.625% Senior Notes due 2019	$500.0	$500.0
2.700% Senior Notes due 2020	1,500.0	-
U.S. Term Loan B	-	25.0
Total current portion of long-term debt	$2,000.0	$525.0
Long-term debt
2.700% Senior Notes due 2020	$-	$1,500.0
Floating Rate Notes due 2021	450.0	450.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	569.4	571.6
2.425% Euro Notes due 2026	569.4	571.6
U.S. Term Loan B	-	200.0
U.S. Term Loan C	535.0	535.0
Japan Term Loan A	108.7	105.3
Japan Term Loan B	197.9	191.7
Debt discount and issuance costs	(38.1)	(42.7)
Adjustment related to interest rate swaps	10.4	14.6
Total long-term debt	$6,719.3	$8,413.7

At June 30, 2019, our total current and non-current debt of $8.7 billion consisted of $7.9 billion aggregate principal amount of our senior notes, which included $1.1 billion of Euro-denominated senior notes (“Euro Notes”), $535.0 million outstanding under a U.S. term loan (“U.S. Term Loan C”) that will mature on December 14, 2020, an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $10.4 million, partially offset by debt discount and issuance costs of $38.1 million.

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

In addition to the 2018 Credit Agreement, we have a revolving credit and term loan agreement (the “2016 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “Multicurrency Revolving Facility”), and previously contained U.S. Term Loan B, which was paid in full during the six month period ended June 30, 2019.  The Multicurrency Revolving Facility replaced the previous multicurrency revolving facility under our credit agreement executed in 2014 (as amended, the “2014 Credit Agreement”) and will mature on September 30, 2021, with two available one-year extensions at our discretion.  The 2014 Credit Agreement previously contained a term loan (“U.S. Term Loan A”), which was paid in full in December 2018.

Borrowings under the 2018 and 2016 Credit Agreements generally bear interest at floating rates. We pay a facility fee on the aggregate amount of the Multicurrency Revolving Facility.  The 2018 and 2016 Credit Agreements contain customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers and sales of assets.  If our credit rating falls below investment grade, additional restrictions would result, including restrictions on investments and payment of dividends.  We were in compliance with all covenants under the 2018 and 2016 Credit Agreements as of June 30, 2019. As of June 30, 2019, we had no borrowings outstanding under the Multicurrency Revolving Facility.

During the six month period ended June 30, 2019, we repaid $200.0 million on U.S. Term Loan C with cash generated from operations.  Under the terms of U.S. Term Loan C, the remaining balance as of June 30, 2019 of $535.0 million is due on the maturity date of December 14, 2020.

The estimated fair value of our senior notes as of June 30, 2019, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,126.5 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of June 30, 2019, based upon publicly available market yield curves and the terms of the debt (Level 2), was $303.1 million.  The carrying value of U.S. Term Loan C approximates its fair value as it bears interest at short-term variable market rates.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2018	$(31.3)	$20.9	$(177.0)	$(187.4)
AOCI before reclassifications	10.7	14.9	-	25.6
Reclassifications to statement of earnings	-	(14.4)	4.4	(10.0)
Balance at June 30, 2019	$(20.6)	$21.4	$(172.6)	$(171.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2019	2018	2019	2018	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$7.4	$(10.5)	$14.5	$(21.6)	Cost of products sold
Interest rate swaps	-	-	2.8	-	Interest expense, net
Forward starting interest rate swaps	(0.2)	(0.2)	(0.3)	(0.3)	Interest expense, net
	7.2	(10.7)	17.0	(21.9)	Total before tax
	1.0	(1.5)	2.6	(3.0)	Provision for income taxes
	$6.2	$(9.2)	$14.4	$(18.9)	Net of tax
Defined benefit plans
Prior service cost	$1.9	$2.5	$3.7	$5.0	Other expense, net
Unrecognized actuarial loss	(5.5)	(6.7)	(10.8)	(12.8)	Other expense, net
	(3.6)	(4.2)	(7.1)	(7.8)	Total before tax
	(1.2)	(1.2)	(2.7)	(2.0)	Provision for income taxes
	$(2.4)	$(3.0)	$(4.4)	$(5.8)	Net of tax
Total reclassifications	$3.8	$(12.2)	$10.0	$(24.7)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$8.1	$(7.0)	$15.1	$16.0	$5.3	$10.7
Unrealized cash flow hedge (losses) gains	(3.9)	(4.3)	0.4	12.8	(2.1)	14.9
Reclassification adjustments on cash flow hedges	(7.2)	(1.0)	(6.2)	(17.0)	(2.6)	(14.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.6	1.2	2.4	7.1	2.7	4.4
Total Other Comprehensive Income	$0.6	$(11.1)	$11.7	$18.9	$3.3	$15.6

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(192.0)	$(14.2)	$(177.8)	$(90.6)	$(7.6)	$(83.0)
Unrealized cash flow hedge gains	62.7	11.1	51.6	29.6	4.4	25.2
Reclassification adjustments on cash flow hedges	10.7	1.5	9.2	21.9	3.0	18.9
Adjustments to prior service cost and unrecognized actuarial assumptions	4.1	(1.2)	5.3	-	(2.0)	2.0
Total Other Comprehensive Loss	$(114.5)	$(2.8)	$(111.7)	$(39.1)	$(2.2)	$(36.9)

11.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2019
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$42.7	$-	$42.7	$-
Interest rate swaps	31.8	-	31.8	-
Total Assets	$74.5	$-	$74.5	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Total Liabilities	$0.6	$-	$0.6	$-

	As of December 31, 2018
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$45.7	$-	$45.7	$-
Interest rate swaps	17.9	-	17.9	-
Total Assets	$63.6	$-	$63.6	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Interest rate swaps	2.5	-	2.5	-
Total Liabilities	$3.0	$-	$3.0	$-

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of June 30, 2019 related to these discontinued hedges was $10.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of June 30, 2019 and December 31, 2018, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Long-term debt	$560.3	$564.4	$10.4	$14.6

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the offering of senior notes in connection with our merger with LVB Acquisition, Inc., the parent company of Biomet, Inc. (“Biomet”) (which merger is sometimes referred to herein as the “Biomet merger”).  The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2019 was $26.8 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

In September 2016, we entered into various variable-to-fixed interest rate swap agreements with a notional amount of $375.0 million that were accounted for as cash flow hedges of U.S. Term Loan B.  The interest rate swaps minimized the exposure to changes in the LIBOR interest rates while the variable-rate debt was outstanding.  In the first quarter of 2019, we terminated these interest rate swaps concurrently with the repayment of the remaining balance of U.S. Term Loan B, and we recognized proceeds and interest income of $2.8 million related to the termination.

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

At June 30, 2019, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,450 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2019, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2019 through November 2021. As of June 30, 2019, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,535.1 million. As of June 30, 2019, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $270.7 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2019	2018	2019	2018	Statements of Earnings	2019	2018	2019	2018
Foreign exchange forward contracts	$(3.9)	$63.7	$12.8	$29.5	Cost of products sold	$7.4	$(10.5)	$14.5	$(21.6)
Interest rate swaps	-	(1.0)	-	0.1	Interest expense, net	-	-	2.8	-
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.3)	(0.3)
	$(3.9)	$62.7	$12.8	$29.6		$7.2	$(10.7)	$17.0	$(21.9)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2019, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $19.2 million, or $21.4 million after taxes, which is deferred in AOCI.  A gain of $35.0 million, or $30.2 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value and cash flow hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Cost of	Interest	Cost of	Interest	Cost of		Cost of
	Goods	Expense,	Goods	Expense,	Goods	Interest	Goods	Interest
	Sold	Net	Sold	Net	Sold	Expense	Sold	Expense
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value or cash flow hedges are recorded	$581.3	$(59.7)	$583.7	$(75.3)	$1,134.7	$(117.7)	$1,159.5	$(153.3)
The effects of fair value and cash flow hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	2.1	-	2.1	-	4.2	-	4.2
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	7.4	-	(10.5)	-	14.5	-	(21.6)	-
Interest rate swaps	-	-	-	-	-	2.8	-	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.3)	-	(0.3)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	13.4	-	5.1	-	25.4	-	5.2

Derivatives Not Designated as Hedging Instruments

The following gains and (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2019	2018	2019	2018
Foreign exchange forward contracts	Other expense, net	$(6.3)	$27.6	$(8.9)	$17.9

These gains/losses do not reflect offsetting gains of $1.3 million and $1.9 million in the three and six month periods ended June 30, 2019, respectively, and offsetting losses of $32.9 million and $29.0 million in the three and six month periods ended June 30, 2018, respectively, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2019 and December 31, 2018, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges were recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts and options with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2019		As of December 31, 2018
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$42.0	Other current assets	$37.9
Foreign exchange forward contracts	Other assets	12.5	Other assets	20.9
Interest rate swaps	Other assets	-	Other assets	2.8
Cross-currency interest rate swaps	Other assets	31.8	Other assets	15.1
Total asset derivatives		$86.3		$76.7
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$8.5	Other current liabilities	$9.9
Foreign exchange forward contracts	Other long-term liabilities	3.9	Other long-term liabilities	3.7
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	2.5
Total liability derivatives		$12.4		$16.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2019			As of December 31, 2018
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$42.0	$8.3	$33.7	$37.9	$9.6	$28.3
Cash flow hedges	Other assets	12.5	3.5	9.0	20.9	3.5	17.4
Liability Derivatives
Cash flow hedges	Other current liabilities	8.5	8.3	0.2	9.9	9.6	0.3
Cash flow hedges	Other long-term liabilities	3.9	3.5	0.4	3.7	3.5	0.2

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2019	2018	2019	2018
Euro Notes	$(16.0)	$62.3	$4.4	$33.3
Cross-currency interest rate swaps	(15.0)	28.8	19.2	31.4
	$(31.0)	$91.1	$23.6	$64.7

13.  Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $175 million decrease to a $25 million increase.

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

In the three and six month periods ended June 30, 2019, our effective tax rate (“ETR”) was 6.0 percent and 12.5 percent, respectively, compared to 15.1 percent and 18.2 percent in the three and six month periods ended June 30, 2018, respectively.   The decline in ETR in the three month period ended June 30, 2019, compared to the same prior year period was primarily due to the favorable resolution of certain tax audits.  The decline in ETR in the six month period ended June 30, 2019, compared to the same prior year period was primarily due to the favorable resolution of certain tax audits as well as a release of uncertain tax positions due to emerging foreign tax guidance in the first quarter.  Absent discrete tax events, we expect our future ETR will continue to be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

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

The components of net periodic pension expense for our U.S. and foreign defined benefit pension plans are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$6.4	$7.0	$13.1	$14.5
Interest cost	6.2	5.6	12.4	11.1
Expected return on plan assets	(11.4)	(11.7)	(22.9)	(23.5)
Amortization of prior service cost	(1.9)	(2.5)	(3.7)	(5.0)
Amortization of unrecognized actuarial loss	5.5	6.7	10.8	12.8
Net periodic pension expense	$4.8	$5.1	$9.7	$9.9

Service cost is recognized in the operating expense line item in which the related employee is classified.  All other components of net periodic pension expense are recognized in other expense, net.

We expect that we will have minimal legally required funding obligations in 2019 for our U.S. and Puerto Rico defined benefit pension plans, and therefore we have not made, nor do we voluntarily expect to make, any material contributions to these plans during 2019.  We contributed $11.3 million to our foreign-based defined benefit pension plans in the six month period ended June 30, 2019, and we expect to contribute $8.2 million to these foreign-based plans during the remainder of 2019.

15.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average shares outstanding for basic net earnings per share	204.8	203.3	204.6	203.2
Effect of dilutive stock options and other equity awards	1.4	1.3	1.4	1.4
Weighted average shares outstanding for diluted net earnings per share	206.2	204.6	206.0	204.6

During the three and six month periods ended June 30, 2019, an average of 2.1 million options and 1.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  In the three and six month periods ended June 30, 2018, an average of 3.4 million options and 2.3 million options, respectively, were not included for the same reason.

16.  Segment Information

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

As it relates to the geographic operating segments, our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, intangible asset impairment, acquisition, integration and related, quality remediation, litigation, litigation settlement gain, certain European Union Medical Device Regulation expenses, other charges, and global operations and corporate functions.  Global operations and corporate functions include research, development engineering, medical education, brand management, corporate legal, finance and human resource functions, manufacturing operations and logistics and share-based payment expense.  As it relates to each product category operating segment, research, development engineering, medical education, brand management and other various costs that are specific to the product category operating segment’s operations are reflected in its operating profit results.  Due to these additional costs included in the product category operating segments, profitability metrics among the geographic operating segments and product category operating segments are not comparable.  Intercompany transactions have been eliminated from segment operating profit.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	$989.1	$979.3	$538.8	$530.1
EMEA	383.2	400.0	116.9	117.5
Asia Pacific	321.9	319.2	114.8	109.7
Product Category Operating Segments	294.4	309.1	49.7	39.4
Global Operations and Corporate Functions	-	-	(275.0)	(235.2)
Total	$1,988.6	$2,007.6
Inventory and manufacturing-related charges			(34.1)	(12.5)
Intangible asset amortization			(146.9)	(149.5)
Intangible asset impairment			(70.1)	-
Acquisition, integration and related			(10.5)	(50.5)
Quality remediation			(23.4)	(45.4)
Litigation			(7.0)	4.2
European Union Medical Device Regulation			(5.1)	(0.5)
Other charges			(43.4)	(11.3)
Operating profit			$204.7	$296.0

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	$1,964.5	$1,970.4	$1,045.9	$1,062.3
EMEA	789.1	832.6	243.3	256.7
Asia Pacific	625.6	618.1	218.8	211.8
Product Category Operating Segments	584.9	604.1	90.6	92.6
Global Operations and Corporate Functions	-	-	(528.4)	(490.1)
Total	$3,964.1	$4,025.2
Inventory and manufacturing-related charges			(36.1)	(19.7)
Intangible asset amortization			(290.3)	(300.3)
Intangible asset impairment			(70.1)	-
Acquisition, integration and related			(21.2)	(96.5)
Quality remediation			(43.1)	(91.6)
Litigation			(5.2)	(1.5)
Litigation settlement gain			23.5	-
European Union Medical Device Regulation			(6.7)	(0.8)
Other charges			(66.1)	(21.9)
Operating profit			$554.9	$601.0

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

Since 2008, we have recognized net expense of $443.0 million for Durom Cup-related claims.  In the three and six month periods ended June 30, 2019, we lowered our estimate of the number of Durom Cup-related claims we expect to settle and, as a result, we recognized gains of $7.0 million and $9.5 million, respectively, in selling, general and administrative expense.  We recorded a $20.0 million gain in the three and six month periods ended June 30, 2018.

We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of June 30, 2019 for any possible future insurance recoveries for these claims.

Our estimate as of June 30, 2019 of the remaining liability for all Durom Cup-related claims is $73.5 million, of which $19.5 million is classified as short-term in other current liabilities and $54.0 million is classified as long-term in other long-term liabilities on our condensed consolidated balance sheet.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

NexGen Knee System claims:  Following a wide-spread advertising campaign conducted by certain law firms beginning in 2010, a number of product liability lawsuits have been filed against us in various jurisdictions.  The plaintiffs seek damages for personal injury, alleging that certain products within the NexGen Knee System, specifically the NexGen Flex Femoral Components and MIS Stemmed Tibial Component, suffer from defects that cause them to loosen prematurely.  The majority of the cases are currently pending in an MDL in the Northern District of Illinois (In Re: Zimmer NexGen Knee Implant Products Liability Litigation).  Other cases are pending in various state courts, and additional lawsuits may be filed.  Thus far, all cases decided by the MDL court or a jury on the merits have involved NexGen Flex Femoral Components, which represent the majority of cases in the MDL.  The initial bellwether trial took place in October 2015 and resulted in a defense verdict.  The next scheduled bellwether trial, which was set to commence in November 2016, was dismissed following the court’s grant of summary judgment in our favor in October 2016.  That decision was appealed by the plaintiff and subsequently affirmed by the U.S. Court of Appeals for the Seventh Circuit in March 2018.  The second bellwether trial took place in January 2017 and resulted in a defense verdict.  The parties attended a court-ordered mediation in January 2018, at which a settlement in principle was reached that would resolve all MDL cases and all state court cases that involved MDL products.  On February 11, 2019, we informed the MDL court of our intention to consummate a confidential settlement that resolves nearly all of the remaining cases, which was completed in June 2019.  The settlement did not have a material adverse effect on our results of operations or cash flows.

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

Biomet metal-on-metal hip implant claims:  Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants, most of which involve the M2a-Magnum hip system.  Cases are currently consolidated in an MDL in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation) and in various state and foreign courts, with the majority of domestic state court cases pending in Indiana and Florida.

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Our estimate as of June 30, 2019 of the remaining liability for all Biomet metal-on-metal hip implant claims is $64.3 million.

Biomet has exhausted the self-insured retention in its insurance program and has been reimbursed for claims related to its metal-on-metal products up to its policy limits in the program.  Zimmer Biomet is responsible for any amounts by which the ultimate losses exceed the amount of Biomet’s third-party insurance coverage.  As of June 30, 2019, Biomet had received all of the insurance proceeds it expects to recover under the excess policies.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Heraeus trade secret misappropriation lawsuits:  In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV, certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”).  The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their then-current line of European Cements and to compensate Heraeus for any damages incurred.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiberg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiberg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus has appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing is scheduled for December 2019.

United States: On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sold to Biomet, which Biomet incorporated into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin

Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.  On February 21, 2018, Heraeus filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit, which heard oral argument on the appeal on October 23, 2018.  On June 21, 2019, the Third Circuit partially reversed the decision of the U.S. District Court for the Eastern District of Pennsylvania granting Esschem summary judgment and remanded the case back to the lower court.  On July 5, 2019, Esschem filed a petition in the Third Circuit for rehearing en banc and a motion in the alternative to certify a question of state law to the Supreme Court of Pennsylvania, which remained pending as of July 31, 2019.

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

Other European Countries: Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against Biomet-related entities relating to the European Cements.  On October 2, 2018, the Belgian Court of Appeal of Mons issued a judgment in favor of Heraeus relating to its request for past damages caused by the alleged misappropriation of its trade secrets, and an injunction preventing future sales of certain European Cements in Belgium (the “Belgian Decision”).  We have appealed this judgment to the Belgian Supreme Court.  Heraeus subsequently filed a suit in Belgium concerning the continued sale of the European Cements with certain changed materials.  Like its suit in Germany, Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On May 7, 2019, the Liège Commercial Court issued a judgment that Zimmer Biomet failed to inform its hospital and surgeon customers of the changes made to the composition of the cement with certain changed materials and ordered, as a sole remedy, that Zimmer Biomet send letters to those customers, which we have done.  We filed an appeal to the judgment.

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

Heraeus is pursuing damages and injunctive relief in France in an effort to prevent us from manufacturing, marketing and selling the European Cements (the “France Litigation”).  The European Cements are manufactured at our facility in Valence, France.  On December 11, 2018, a hearing was held in the France Litigation before the commercial court in Romans-sur-Isère.  On May 23, 2019, the commercial court ruled in our favor.  On July 12, 2019, Hereaus filed an appeal to the court of second instance in Grenoble, France.  Although we are vigorously defending the France Litigation, the ultimate outcome is uncertain.  An adverse ruling in the France Litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Stryker patent infringement lawsuit:  On December 10, 2010, Stryker Corporation and related entities (“Stryker”) filed suit against us in the U.S. District Court for the Western District of Michigan, alleging that certain of our Pulsavac® Plus Wound Debridement Products infringe three U.S. patents assigned to Stryker.  The case was tried beginning on January 15, 2013, and on February 5, 2013, the jury found that we infringed certain claims of the subject patents.  The jury awarded $70.0 million in monetary damages for lost profits.  The jury also found that we willfully infringed the subject patents.  We filed multiple post-trial motions, including a motion seeking a new trial.  On August 7, 2013, the trial court issued a ruling denying all of our motions and awarded treble damages and attorneys’ fees to Stryker.  We filed a notice of appeal to the Court of Appeals for the Federal Circuit to seek reversal of both the jury’s verdict and the trial court’s rulings on our post-trial motions.  Oral argument before the Court of Appeals for the Federal Circuit took place on September 8, 2014.  On December 19, 2014, the Federal Circuit issued a decision affirming the $70.0 million lost profits award but reversed the willfulness finding, vacating the treble damages award and vacating and remanding the attorneys’ fees award.  We accrued an estimated loss of $70.0 million related to this matter in the three month period ended

December 31, 2014.  On January 20, 2015, Stryker filed a motion with the Federal Circuit for a rehearing en banc.  On March 23, 2015, the Federal Circuit denied Stryker’s petition.  Stryker subsequently filed a petition for certiorari to the U.S. Supreme Court.  In July 2015, we paid the final lost profits award of $90.3 million, which includes the original $70.0 million plus pre- and post-judgment interest and damages for sales that occurred post-trial but prior to our entry into a license agreement with Stryker.  On October 19, 2015, the U.S. Supreme Court granted Stryker’s petition for certiorari.  Oral argument took place on February 23, 2016.  On June 13, 2016, the U.S. Supreme Court issued its decision, vacating the judgment of the Federal Circuit and remanding the case for further proceedings related to the willfulness issue.  On September 12, 2016, the Federal Circuit issued an opinion affirming the jury’s willfulness finding and vacating and remanding the trial court’s award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  The case was remanded back to the trial court.  Oral argument on Stryker’s renewed consolidated motion for enhanced damages and attorneys’ fees took place on June 28, 2017.  On July 12, 2017, the trial court issued an order reaffirming its award of treble damages, its finding that this was an exceptional case and its award of attorneys’ fees.  On July 24, 2017, we appealed the ruling to the Federal Circuit and obtained a supersedeas bond staying enforcement of the judgment pending appeal.  Oral argument before the Federal Circuit took place on December 3, 2018 and the Federal Circuit affirmed the trial court’s ruling in full on December 10, 2018.  We accrued an estimated loss of approximately $168.0 million related to the award of treble damages and attorneys’ fees in the three-month period ended December 31, 2018.  On January 23, 2019, we filed a petition with the Federal Circuit for a rehearing en banc.  On March 19, 2019, the petition for rehearing en banc was denied.  In late March 2019, we paid the outstanding judgment of approximately $168.0 million.  On June 17, 2019, we filed a petition for certiorari seeking U.S. Supreme Court review of the Federal Circuit’s decision.

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the Zimmer Biomet Defendant group filed a motion (i) to amend the court’s order on the motion to certify two issues for interlocutory appeal, and (ii) to stay proceedings pending appeal.  On February 21, 2019, that motion was denied.  On April 11, 2019, the plaintiffs moved for class certification.  On June 20, 2019, the Zimmer Biomet Defendant group filed its response.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs and other relief.  We believe this lawsuit is without merit, and we and the individual defendants are defending it vigorously.

Shareholder Derivative Actions:  On June 14 and July 29, 2019, two separate shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the court of Chancery in the State of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants, based on substantially the same factual allegations as the putative federal securities class action referenced above (Shah v. Zimmer Biomet Holdings, Inc. et al.).  The plaintiffs do not seek damages from us, but instead request damages from the defendants of an unspecified amount on our behalf.  The plaintiffs also seek attorneys’ fees, costs and other relief.  As of July 31, 2019, the parties were negotiating stipulations governing service of process and the timing for motions by the various defendants, including potential motions to stay, motions raising demand futility issues and substantive motions to dismiss some or all of the asserted claims.

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the U.S. International Trade Commission (“ITC”) against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted into whether we have committed an “unfair act” in the importation, sale for importation, or sale after importation of certain bone cement products.  The investigation is ongoing, and an evidentiary hearing in front of an administrative law judge at the ITC is scheduled for January 2020.  We cannot currently predict the outcome of this investigation.

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In May 2016, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our facility in Montreal, Quebec, Canada.  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw, Montreal and Ponce.  As of July 31, 2019, these warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to medical devices and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter, a recidivist warning letter or a consent decree of permanent injunction.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Executive Level Overview

Results for the Three and Six Month Periods ended June 30, 2019

Net sales declined by 0.9 percent and 1.5 percent in the three and six month periods ended June 30, 2019, compared to the same prior year periods.  The decline was driven by declines in pricing and the negative impacts from changes in foreign currency exchange rates, partially offset by strong volume/mix in our Knees, Hips and S.E.T (Surgical, Sports Medicine, Extremities and Trauma) product categories.

Our net earnings declined in the three month period ended June 30, 2019, but increased in the six month period ended June 30, 2019, when compared to the same prior year periods.  The decline in the three month period was driven by a $70.1 million IPR&D intangible asset impairment on certain IPR&D projects that we terminated.  Additionally, we recognized a $20.8 million charge related to the termination of a raw material supply agreement.  These expenses were partially offset by lower quality remediation and acquisition, integration and related expenses in the three month period ended June 30, 2019, compared to the same prior year period.  Additionally, interest expense, net, declined $15.6 million in the three month period ended June 30, 2019, compared to the same prior year period, due to hedging strategies that have lowered our effective interest rate and lower average outstanding debt balances.  Our net earnings increased in the six month period ended June 30, 2019 when compared to the same prior year period.  In the six month period ended June 30, 2019, lower quality remediation expenses, acquisition, integration and related expenses and interest expense, net, when compared to the same prior year period, along with a $23.5 million gain related to a litigation settlement in the first quarter of 2019, more than offset the additional charges related to the IPR&D intangible asset impairment and raw material supply agreement termination that were recognized in the second quarter of 2019.

2019 Outlook

2019 marks the second year of our two-year turnaround effort since the appointment of a new Chief Executive Officer in December 2017.  In late 2018 and early 2019, we had various product launches in our Knees product category, which we anticipate will drive improving commercial momentum, especially in the second half of 2019.  We estimate the change in sales in 2019 compared to 2018 will be in a range of flat to positive 0.5 percent.  This range includes estimated negative effects of changes in foreign currency exchange rates of 1.25 percent to 1.75 percent.  We estimate the negative effects of foreign currency exchange rates will be much smaller in the second half of the year compared to the first half of the year.

In 2019, we expect our net earnings to increase significantly compared to the net loss recognized in 2018.  In 2018, we incurred a net loss due to significant goodwill and intangible asset impairments and litigation charges.  At this point in time based upon information known or knowable by us, we do not expect to incur similar significant charges in 2019.  We expect our costs of products sold will continue to reflect costs associated with our quality remediation efforts.  We anticipate continuing to make investments in operating expenses for R&D, salesforce specialization, and to support our new product launches.  However, we expect expenses related to our acquisition and integration activities and quality remediation will decline as we complete these projects during 2019.  We believe that our interest expense, net, will continue to decline throughout the year when compared to the same prior year periods due to lower anticipated debt levels.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees, Hips, S.E.T., Spine & CMF, Dental and Other.  This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources towards achieving operating profit goals.  We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.  Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2019	2018	(Dec)	Mix	Price	Exchange
Americas	$1,214.3	$1,216.3	(0.2)%	3.0%	(2.9)%	(0.3)%
EMEA	438.0	457.7	(4.3)	4.5	(2.6)	(6.2)
Asia Pacific	336.3	333.6	0.8	6.8	(2.1)	(3.9)
Total	$1,988.6	$2,007.6	(0.9)	3.9	(2.7)	(2.1)

	Six Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2019	2018	(Dec)	Mix	Price	Exchange
Americas	$2,408.4	$2,424.4	(0.7)%	2.5%	(2.9)%	(0.3)%
EMEA	901.9	954.2	(5.5)	3.9	(2.2)	(7.2)
Asia Pacific	653.8	646.6	1.1	7.3	(2.2)	(4.0)
Total	$3,964.1	$4,025.2	(1.5)	3.6	(2.6)	(2.5)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2019	2018	(Dec)	Mix	Price	Exchange
Knees	$703.5	$703.0	0.1%	5.7%	(3.2)%	(2.4)%
Hips	479.4	486.9	(1.5)	4.2	(3.3)	(2.4)
S.E.T.	444.4	433.8	2.5	5.6	(1.3)	(1.8)
Spine & CMF	185.9	198.2	(6.2)	(2.2)	(2.7)	(1.3)
Dental	106.5	106.9	(0.3)	2.9	(1.2)	(2.0)
Other	68.9	78.8	(12.6)	(6.0)	(4.9)	(1.7)
Total	$1,988.6	$2,007.6	(0.9)	3.9	(2.7)	(2.1)

	Six Months Ended
	June 30,		% Inc /	Volume /		Foreign
	2019	2018	(Dec)	Mix	Price	Exchange
Knees	$1,397.6	$1,416.3	(1.3)%	4.6%	(3.1)%	(2.8)%
Hips	963.6	978.9	(1.6)	4.5	(3.2)	(2.9)
S.E.T.	884.3	876.1	0.9	4.3	(1.3)	(2.1)
Spine & CMF	368.7	381.3	(3.3)	0.8	(2.6)	(1.5)
Dental	211.0	214.5	(1.6)	2.1	(1.4)	(2.3)
Other	138.9	158.1	(12.2)	(6.3)	(3.8)	(2.1)
Total	$3,964.1	$4,025.2	(1.5)	3.6	(2.6)	(2.5)

 The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,		% Inc /	Six Months Ended June 30,		% Inc /
	2019	2018	(Dec)	2019	2018	(Dec)
Knees
Americas	$414.5	$408.1	1.6%	$823.7	$825.3	(0.2)%
EMEA	163.4	170.8	(4.3)	339.1	359.7	(5.7)
Asia Pacific	125.6	124.1	1.2	234.8	231.3	1.5
Total	$703.5	$703.0	0.1	$1,397.6	$1,416.3	(1.3)
Hips
Americas	$253.3	$250.0	1.3%	$500.4	$497.8	0.5%
EMEA	125.9	133.8	(5.9)	259.0	276.0	(6.1)
Asia Pacific	100.2	103.1	(2.8)	204.2	205.1	(0.5)
Total	$479.4	$486.9	(1.5)	$963.6	$978.9	(1.6)

Demand (Volume and Mix) Trends

Increased volume and changes in the mix of product sales had a positive effect of 3.9 percent and 3.6 percent on year-over-year sales during the three and six month periods ended June 30, 2019, respectively.  Volume/mix growth was driven by recent product introductions, sales in key emerging markets and an aging population.

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

Pricing Trends

Global selling prices had a negative effect of 2.7 percent and 2.6 percent on year-over-year sales during the three and six month periods ended June 30, 2019, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and six month periods ended June 30, 2019, changes in foreign currency exchange rates had a negative effect of 2.1 percent and 2.5 percent, respectively, on year-over-year sales.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate 2019 sales will be negatively affected by 1.25 percent to 1.75 percent.

Sales by Product Category

Knees

Knee sales increased minimally in the three month period ended June 30, 2019, but declined in the six month period ended June 30, 2019, when compared to the same prior year periods.  Price declines and changes in foreign currency exchange rates negatively impacted sales, but were partially offset by volume/mix growth in all of our geographic operating segments.  Knee sales volume/mix growth was led by Persona® The Personalized Knee System, the Oxford® Partial Knee and the ROSA® Knee System.

Hips

Hip sales declined in the three and six month periods ended June 30, 2019 when compared to the same prior year periods, primarily due to price declines and changes in foreign currency exchange rates, partially offset by volume/mix growth in all of our geographic operating segments.  Hip sales volume/mix growth was led by our Taperloc® Complete Hip System, Arcos® Modular Hip System and G7® Acetabular System.

S.E.T.

Our S.E.T. product category sales increased in the three and six month periods ended June 30, 2019 when compared to the same prior year periods, primarily due to supply stability, salesforce specialization and new product launches, partially offset by changes in foreign currency exchange rates and price declines.

Spine and CMF

Spine and CMF sales declined in the three and six month periods ended June 30, 2019 when compared to the same prior year periods, primarily due to price declines, changes in foreign currency exchange rates, and ongoing sales channel consolidation, partially offset by continuing strong sales of our Thoracic products.

Dental

Dental sales declined in the three and six month periods ended June 30, 2019 when compared to the same prior year periods mostly due to changes in foreign exchange rates.  Volume/mix growth in our Dental product category has improved from recent years due to investing resources in priority areas and other operational improvements.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2019	2018	(Dec)	2019	2018	(Dec)
Cost of products sold, excluding intangible asset amortization	29.2%	29.1%	0.1%	28.6%	28.8%	(0.2)%
Intangible asset amortization	7.4	7.4	-	7.3	7.5	(0.2)
Research and development	5.6	4.9	0.7	5.4	4.8	0.6
Selling, general and administrative	42.3	39.4	2.9	41.3	39.6	1.7
Intangible asset impairment	3.5	-	3.5	1.8	-	1.8
Acquisition, integration and related	0.5	2.5	(2.0)	0.5	2.4	(1.9)
Quality remediation	1.1	1.9	(0.8)	1.1	2.0	(0.9)
Operating profit	10.3	14.7	(4.4)	14.0	14.9	(0.9)

The minimal increase in cost of products sold as a percentage of net sales for the three month period ended June 30, 2019 compared to the same prior year period was primarily due to a $20.8 million charge incurred to terminate a long-term raw material supply agreement in the 2019 period as well as the effects of lower average selling prices and higher manufacturing costs.  These unfavorable items were mostly offset by the effects of our hedging program, lower excess and obsolete inventory charges and lower royalty expense.  We recognized hedge gains of $7.4 million in the three month period ended June 30, 2019 compared to hedge losses of $10.5 million in the same prior year period.  For derivatives which qualify as hedges of future cash flows, the effective portion of changes in fair value is temporarily recorded in other comprehensive income and then recognized in cost of products sold when the hedged items affect earnings.  The reduction in royalty expense was the result of an agreement we entered into on April 1, 2019.  Under the agreement, we paid $192.5 million to buy out certain licensing arrangements from an unrelated third party.  This new agreement and the related payment replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2029.  The payment was recorded as an intangible asset and will be amortized through 2029.

Cost of products sold as a percentage of net sales decreased minimally in the six month period ended June 30, 2019 compared to the same prior year period.  The drivers of the decrease were the same favorable and unfavorable items as discussed for the three month period ended June 30, 2019.  However, the $20.8 million charge to terminate the long-term raw material supply agreement had a lesser negative effect on costs of products sold as a percentage of sales in the six month period ended June 30, 2019 simply due to including the full year-to-date amounts in the ratio.

Intangible asset amortization expense declined in the three and six month periods ended June 30, 2019 when compared to the same prior year period due to certain intangible assets from past acquisitions being fully amortized, partially offset by additional amortization from the agreement to buy out certain licensing arrangements we entered into on April 1, 2019.

Research and development (“R&D”) expenses and R&D expenses as a percentage of net sales increased in the three and six month periods ended June 30, 2019 compared to the same prior year period, primarily due to increased investment in our Knee product pipeline, costs associated with the European Union Medical Device Regulation and a patent license we acquired to be used in R&D activities that was expensed immediately.

Selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales increased in the three and six month periods ended June 30, 2019 when compared to the same prior year periods.  The primary drivers of the increased expense were investments in preparation for new product launches, higher expenses related to legal entity, distribution and manufacturing restructuring, and higher litigation-related charges from commercial and product liability matters.  In the six month period, these increases were partially offset by a $23.5 million gain recognized in the first quarter of 2019 related to a litigation settlement.

In the second quarter of 2019, we recognized a $70.1 million IPR&D intangible asset impairment on certain IPR&D projects that we terminated.

Acquisition, integration and related expenses declined in the three and six month periods ended June 30, 2019 compared to the same prior year periods due to the natural regression of integration activities related to the 2015 Biomet merger and other various acquisitions that were consummated in 2016.  Similarly, our quality remediation expenses have declined as projects related to those efforts are completed.

Other Expense, Net, Interest Income, Interest Expense, Net, and Income Taxes

In the three and six month periods ended June 30, 2019 and 2018, other expense, net, was primarily related to certain components of pension expense, changes to the fair value of our equity investments and remeasuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss.

Interest expense, net, decreased in the three and six month periods ended June 30, 2019, compared to the same prior year periods, primarily due to hedging strategies that have lowered our effective interest rate and lower average outstanding debt balances during the 2019 periods resulting from debt repayments throughout 2018 and year-to-date 2019.

In the three and six month periods ended June 30, 2019, our effective tax rate (“ETR”) was 6.0 percent and 12.5 percent, respectively, compared to 15.1 percent and 18.2 percent in the three and six month periods ended June 30, 2018, respectively.  The decline in ETR in the three month period ended June 30, 2019 compared to the same prior year period was primarily due to the favorable resolution of certain tax audits.  The decline in ETR in the six month period ended June 30, 2019 compared to the same prior year period was primarily due to the favorable resolution of certain tax audits as well as a release of uncertain tax positions due to emerging foreign tax guidance in the first quarter.  Absent discrete tax events, we expect our future ETR will continue to be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018	2019	2018
Americas	$989.1	$979.3	$538.8	$530.1	54.5%	54.1%
EMEA	383.2	400.0	116.9	117.5	30.5	29.4
Asia Pacific	321.9	319.2	114.8	109.7	35.7	34.4

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2019	2018	2019	2018	2019	2018
Americas	$1,964.5	$1,970.4	$1,045.9	$1,062.3	53.2%	53.9%
EMEA	789.1	832.6	243.3	256.7	30.8	30.8
Asia Pacific	625.6	618.1	218.8	211.8	35.0	34.3

In the Americas, operating profit as a percentage of net sales increased in the three month period ended June 30, 2019 compared to the same prior year period, but decreased in the six month period ended June 30, 2019.   The increase in the three month period was primarily due to improved sales volume/mix and controlled spending.  In the six month period, the decline was primarily due to price declines and higher excess and obsolete inventory charges.  In EMEA, operating profit as a percentage of net sales increased in the three month period ended June 30, 2019 compared to the same prior year period and was flat in the six month period ended June 30, 2019.  The increase in the three month period was primarily due to higher sales volume/mix and gains recognized related to our hedging program.  In Asia Pacific, operating profit as a percentage of net sales increased in the three and six month periods ended June 30, 2019 due primarily to volume/mix net sales growth and gains recognized related to our hedging program.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude the impact of certain inventory and manufacturing-related charges including charges to terminate a long-term raw material supply agreement and discontinue certain product lines; intangible asset amortization; intangible asset impairment; acquisition, integration and related expenses; quality remediation expenses; certain litigation gains and charges; expenses to comply with the new European Union Medical Device Regulation; other charges; any related effects on our income tax provision associated with these items; and other certain tax adjustments.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings and diluted earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Earnings of Zimmer Biomet Holdings, Inc.	$133.7	$185.0	$379.8	$359.7
Inventory and manufacturing-related charges(1)	34.1	12.5	36.1	19.7
Intangible asset amortization(2)	146.9	149.5	290.3	300.3
Intangible asset impairment(3)	70.1	-	70.1	-
Acquisition, integration and related(4)	10.5	50.5	21.2	96.5
Quality remediation(5)	23.4	45.4	43.1	91.6
Litigation(6)	7.0	(4.2)	5.2	1.5
Litigation settlement gain(7)	-	-	(23.5)	-
European Union Medical Device Regulation(8)	5.1	0.5	6.7	0.8
Other charges(9)	42.8	11.3	64.9	21.9
Taxes on above items(10)	(69.8)	(44.7)	(100.6)	(95.4)
Other certain tax adjustments(11)	(6.1)	(13.8)	(11.4)	(13.7)
Adjusted Net Earnings	$397.7	$392.0	$781.9	$782.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Diluted Earnings Per Share	$0.65	$0.90	$1.84	$1.76
Inventory and manufacturing-related charges(1)	0.17	0.06	0.18	0.10
Intangible asset amortization(2)	0.71	0.73	1.41	1.47
Intangible asset impairment(3)	0.34	-	0.34	-
Acquisition, integration and related(4)	0.05	0.25	0.10	0.47
Quality remediation(5)	0.11	0.22	0.21	0.45
Litigation(6)	0.03	(0.02)	0.03	0.01
Litigation settlement gain(7)	-	-	(0.11)	-
European Union Medical Device Regulation(8)	0.02	-	0.03	-
Other charges(9)	0.21	0.06	0.32	0.11
Taxes on above items(10)	(0.34)	(0.22)	(0.50)	(0.47)
Other certain tax adjustments(11)	(0.02)	(0.06)	(0.05)	(0.07)
Adjusted Diluted Earnings Per Share	$1.93	$1.92	$3.80	$3.83

(1)

In the 2019 periods, inventory and manufacturing-related charges relate to a $20.8 million charge incurred to terminate a long-term raw material supply agreement, excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.  The 2018 charges primarily relate to the excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.   The excess and obsolete inventory charges on certain product lines are driven by acquisitions where there are competing product lines and we have plans to discontinue one of the competing product lines.

(2)

We exclude intangible asset amortization from our non-GAAP financial measures because we internally assess our performance against our peers without this amortization.  Due to various levels of acquisitions among our peers, intangible asset amortization can vary significantly from company to company.

(3)	In the second quarter of 2019, we recognized $70.1 million of IPR&D intangible asset impairment due to the termination of certain IPR&D projects.

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

(7)	In the first quarter of 2019, we settled a patent infringement lawsuit out of court, and the other party agreed to pay us an upfront, lump-sum amount for a non-exclusive license to the patent.

(8)

The European Union Medical Device Regulation imposes significant additional premarket and postmarket requirements.  The new regulations provide a transition period until May 2020 for currently-approved medical devices to meet the additional requirements.  For certain devices, this transition period can be extended until May 2024.  We are excluding from our non-GAAP financial measures the incremental costs incurred to establish initial compliance with the regulations related to our currently-approved medical devices.  The incremental costs primarily include third-party consulting necessary to supplement our internal resources.

(9)

We have incurred other various expenses from specific events or projects that we consider highly variable or that have a significant impact to our operating results that we have excluded from our non-GAAP measures.  These include costs related to legal entity, distribution and manufacturing restructuring as well as our costs of complying with our Deferred Prosecution Agreement (“DPA”) with the U.S. government related to certain Foreign Corrupt Practices Act matters involving Biomet and certain of its subsidiaries.  Under the DPA, which has a three-year term, we are subject to oversight by an independent compliance monitor, which monitorship commenced in August 2017.  The excluded costs include the fees paid to the independent compliance monitor and to external legal counsel assisting in the matter.

(10)

Represents the tax effects on the previously specified items.  The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(11)	Other certain tax adjustments relate to various discrete tax period adjustments.

Liquidity and Capital Resources

Cash flows provided by operating activities were $584.6 million in the six month period ended June 30, 2019, compared to $883.8 million in the same prior year period.  The decrease was primarily due to an approximate $168 million payment on a patent infringement lawsuit as well as other product liability-related payments we made in the 2019 period.  Additionally, in the prior year period, we continued to expand our sale of accounts receivable in certain countries which provided additional cash inflows, compared to the 2019 period where our sales of accounts receivable have not expanded significantly and therefore the incremental benefits to the period are less.

Cash flows used in investing activities were $427.7 million in the six month period ended June 30, 2019, compared to $195.3 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  Additionally, we paid $197.6 million to buy out certain licensing arrangements from unrelated third parties.

Cash flows used in financing activities were $298.8 million in the six month period ended June 30, 2019, compared to $729.0 million in the same prior year period.  In the 2019 period, we borrowed $200.0 million on U.S. Term Loan C and used those proceeds, along with cash on hand, to pay the remaining balance of $225.0 million on U.S. Term Loan B.  Additionally, we repaid $200.0 million on U.S. Term Loan C in the 2019 period with cash generated from operations.  In the 2018 period, we received net proceeds of $749.5 million from the issuance of additional senior notes and borrowed $400.0 million from our Multicurrency Revolving Facility to repay $1,150.0 million of senior notes that became due on April 2, 2018.  We repaid $375.0 million of the Multicurrency Revolving Facility borrowings and also repaid $225.0 million on a term loan in the 2018 period.  In the 2019 period, we had net cash outflows of $25.6 million related to our factoring programs caused by the timing differences of collections from customers and repayments to the financial institution to which we sold the collected receivables.  The 2019 outflow was lower than the prior year based upon the timing of when receivable sales occurred in December of 2018 compared to December of 2017.

In February and May 2019, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Additionally, our debt facilities restrict the payment of dividends in certain circumstances.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of June 30, 2019, all $1.0 billion remained authorized.

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

Also, as discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, as of June 30, 2019, a short-term liability of $19.5 million and a long-term liability of $54.0 million related to Durom Cup product liability claims were recorded on our condensed consolidated balance sheet.  We expect to continue paying these claims over the next few years.  We maintain insurance for product liability claims, subject to self-insurance retention requirements.  We have recovered insurance proceeds from certain of our insurance carriers for Durom Cup-related claims.  While we may recover additional insurance proceeds in the future for Durom Cup-related claims, we do not have a receivable recorded on our condensed consolidated balance sheet as of June 30, 2019 for any possible future insurance recoveries for these claims.  As of June 30, 2019, we also had a liability of $64.3 million related to Biomet metal-on-metal hip implant claims.

At June 30, 2019, our outstanding debt consisted of senior notes and term loans as follows (principal shown in U.S. Dollars in millions):

			Interest
Type	Principal	Currency	Rate	Maturity Date
Notes	$500.0	U.S. Dollar	4.625	November 30, 2019
Notes	1,500.0	U.S. Dollar	2.700	April 1, 2020
Term	535.0	U.S. Dollar	Floating	December 14, 2020
Notes	450.0	U.S. Dollar	Floating	March 19, 2021
Notes	300.0	U.S. Dollar	3.375	November 30, 2021
Notes	750.0	U.S. Dollar	3.150	April 1, 2022
Term	108.7	Japanese Yen	0.635	September 27, 2022
Term	197.9	Japanese Yen	0.635	September 27, 2022
Notes	569.4	Euro	1.414	December 13, 2022
Notes	300.0	U.S. Dollar	3.700	March 19, 2023
Notes	2,000.0	U.S. Dollar	3.550	April 1, 2025
Notes	569.4	Euro	2.425	December 13, 2026
Notes	253.4	U.S. Dollar	4.250	August 15, 2035
Notes	317.8	U.S. Dollar	5.750	November 30, 2039
Notes	395.4	U.S. Dollar	4.450	August 15, 2045

We have a $1.5 billion Multicurrency Revolving Facility that will mature on September 30, 2021.  There were no outstanding borrowings under this facility as of June 30, 2019.  We also have other available uncommitted credit facilities totaling $51.7 million as of June 30, 2019.

We plan to use cash generated from operations to continue servicing our debt obligations through at least the remainder of this year.  We have $500.0 million principal amount of notes due November 30, 2019 and $1.5 billion principal amount of notes due April 1, 2020.  We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt, or by borrowing on our Multicurrency Revolving Facility.  We believe that our earnings, balance sheet and cash flows will allow us to obtain additional capital, if necessary, to satisfy these debt obligations.

For additional information on our debt, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2019, $346.8 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $94.3 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.1 billion of unremitted earnings in future years.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or six month periods ended June 30, 2019 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

In the fourth quarter of 2018, we recognized a $567.0 million goodwill impairment charge related to our EMEA reporting unit.  The impairment charge represented the amount by which the reporting unit’s carrying value exceeded its estimated fair value.  We estimated the fair value of the reporting unit based on income and market approaches.  Since the carrying value of this reporting unit was written down to its estimated fair value, future impairment could occur if the estimates used in the income and market approaches change.  If our estimates of profitability in the reporting unit decline, the fair value estimate under the income approach will decline.  If there are negative outlooks of the broader economic environment, comparable company valuation indicators may decline, which would cause our fair value estimate under the market approach to decline.  The goodwill balance of our EMEA reporting unit was $754.7 million at June 30, 2019.

Additionally, in our annual impairment test in the fourth quarter of 2018, our Dental reporting unit’s fair value exceeded its carrying value by less than 5 percent.  If our future operating results are below the estimations used for our impairment assessment, or there are negative impacts from the broader economic environment, then we may have to recognize goodwill impairment charges on this reporting unit in the future.  The goodwill balance of our Dental reporting unit was $386.8 million at June 30, 2019.

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

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•	compliance with the Deferred Prosecution Agreement entered into in January 2017;
•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;
•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;
•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;
•	the effect of mergers and acquisitions on our relationships with customers, vendors and lenders and on our operating results and business generally;
•	the success of our quality and operational excellence initiatives, including our ongoing quality remediation efforts at our Warsaw North Campus facility;
•	our ability to remediate matters identified in any inspectional observations or warning letters issued by the FDA, while continuing to satisfy the demand for our products;
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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported, on January 1, 2019 we adopted ASU 2016-02 – Leases (Topic 842).  This ASU requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet.  As a result, we added additional internal controls to comply with the new standard in the first quarter of 2019.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

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

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions.  At June 30, 2019, our total indebtedness was $8.7 billion, as compared to $1.4 billion at December 31, 2014.  As of June 30, 2019, our debt service obligations, comprised of principal and interest (excluding leases and equipment notes), during the next 12 months are expected to be $2.2 billion.  As a result of the increase in our debt, demands on our cash resources have increased.  The increased level of debt could, among other things:

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

In addition, the annual interest rates applicable to certain of our debt obligations are based on a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”).  Any increase in interest rates applicable to our debt obligations would increase our cost of borrowing and could adversely affect our financial position, results of operations or cash flows.  Further, in July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021.  In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”) to identify alternatives to LIBOR.  The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation.  The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”).  At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement.  Additionally, it is uncertain if LIBOR will cease to exist after calendar year 2021, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR.  At this time, all of our debt obligations that are based on LIBOR will mature before the end of 2021.  We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur.  Accordingly, the potential effect of the phase-out or replacement of LIBOR on our cost of capital cannot yet be determined.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three month period ended June 30, 2019, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective June 24, 2015 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

4.1	Specimen Common Stock Certificate

10.1	First Amendment to Aircraft Time Sharing Agreement by and between Zimmer, Inc. and Bryan C. Hanson

10.2	Offer letter between Zimmer Biomet Holdings, Inc. and Suketu Upadhyay dated June 13, 2019 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2019)

10.3	Form of Change in Control Severance Agreement with Suketu Upadhyay (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.4

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Suketu Upadhyay (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.

(Registrant)

Date: August 5, 2019	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)