Form 10-Q
period 2020-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2020-05-11
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

Commission File Number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN  46580

(Address of principal executive offices)

Telephone:  (574) 267-6131

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ZBH	New York Stock Exchange
1.414% Notes due 2022	ZBH 22A	New York Stock Exchange
2.425% Notes due 2026	ZBH 26	New York Stock Exchange
1.164% Notes due 2027	ZBH 27	New York Stock Exchange

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

As of May 1, 2020, 206,802,113 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2020

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net Sales	$1,783.8	$1,975.5
Cost of products sold, excluding intangible asset amortization	487.1	553.4
Intangible asset amortization	147.6	143.4
Research and development	98.4	101.7
Selling, general and administrative	828.9	796.4
Goodwill impairment	612.0	-
Restructuring and other cost reduction initiatives	45.0	4.7
Quality remediation	16.4	19.7
Acquisition, integration and related	4.4	6.0
Operating expenses	2,239.8	1,625.3
Operating (Loss) Profit	(456.0)	350.2
Other income (expense), net	3.0	(0.5)
Interest expense, net	(50.9)	(58.0)
(Loss) earnings before income taxes	(503.9)	291.7
Provision for income taxes	5.2	45.5
Net (Loss) Earnings	(509.1)	246.2
Less: Net (loss) earnings attributable to noncontrolling interest	(0.6)	0.1
Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(508.5)	$246.1
(Loss) Earnings Per Common Share
Basic	$(2.46)	$1.20
Diluted	$(2.46)	$1.20
Weighted Average Common Shares Outstanding
Basic	206.5	204.4
Diluted	206.5	205.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net (Loss) Earnings	$(509.1)	$246.2
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(54.2)	(4.4)
Unrealized cash flow hedge gains, net of tax	54.8	14.5
Reclassification adjustments on hedges, net of tax	(13.5)	(8.2)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.3)	2.0
Total Other Comprehensive (Loss) Income	(13.2)	3.9
Comprehensive (Loss) Income	(522.3)	250.1
Comprehensive (loss) income attributable to the noncontrolling interest	(0.6)	0.1
Comprehensive (Loss) Income Attributable to
Zimmer Biomet Holdings, Inc.	$(521.7)	$250.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,433.6	$617.9
Accounts receivable, less allowance for doubtful accounts	1,039.1	1,363.9
Inventories	2,463.2	2,385.0
Prepaid expenses and other current assets	435.0	357.1
Total Current Assets	6,370.9	4,723.9
Property, plant and equipment, net	2,065.5	2,077.4
Goodwill	8,951.2	9,599.7
Intangible assets, net	7,077.7	7,257.6
Other assets	1,047.6	980.1
Total Assets	$25,512.9	$24,638.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$404.9	$400.9
Income taxes payable	92.9	126.7
Salaries, wages and benefits	181.9	314.1
Other current liabilities	1,149.9	1,099.8
Current portion of long-term debt	1,950.0	1,500.0
Total Current Liabilities	3,779.6	3,441.5
Deferred income taxes, net	857.6	840.1
Long-term income tax payable	688.7	685.1
Other long-term liabilities	580.1	557.8
Long-term debt	7,724.2	6,721.4
Total Liabilities	13,630.2	12,245.9
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 310.6 million shares in 2020 (309.9 million in 2019) issued	3.1	3.1
Paid-in capital	8,984.3	8,920.1
Retained earnings	9,866.2	10,427.3
Accumulated other comprehensive loss	(255.1)	(241.9)
Treasury stock, 103.8 million shares in 2020 (103.9 million shares in 2019)	(6,719.9)	(6,720.5)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,878.6	12,388.1
Noncontrolling interest	4.1	4.7
Total Stockholders' Equity	11,882.7	12,392.8
Total Liabilities and Stockholders' Equity	$25,512.9	$24,638.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(508.5)	-	-	-	(0.6)	(509.1)
Other comprehensive loss	-	-	-	-	(13.2)	-	-	-	(13.2)
Cash dividends declared ($0.24 per share)	-	-	-	(49.6)	-	-	-	-	(49.6)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	0.7	-	64.2	0.1	-	0.1	0.6	-	64.9
Balance March 31, 2020	310.6	$3.1	$8,984.3	$9,866.2	$(255.1)	(103.8)	$(6,719.9)	$4.1	$11,882.7

Balance January 1, 2019	307.9	$3.1	$8,686.1	$9,491.2	$(187.4)	(103.9)	$(6,721.7)	$4.8	$11,276.1
Net earnings	-	-	-	246.1	-	-	-	0.1	246.2
Other comprehensive income	-	-	-	-	3.9	-	-	-	3.9
Cash dividends declared ($0.24 per share)	-	-	-	(49.2)	-	-	-	-	(49.2)
Stock compensation plans	0.8	-	62.0	-	-	-	0.3	-	62.3
Balance March 31, 2019	308.7	$3.1	$8,748.1	$9,688.1	$(183.5)	(103.9)	$(6,721.4)	$4.9	$11,539.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in) operating activities:
Net (loss) earnings	$(509.1)	$246.2
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	253.0	247.7
Share-based compensation	16.5	20.3
Goodwill impairment	612.0	-
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(45.4)	24.5
Receivables	289.7	50.7
Inventories	(96.0)	(50.7)
Accounts payable and accrued liabilities	(95.8)	(231.4)
Other assets and liabilities	26.0	(23.7)
Net cash provided by operating activities	450.9	283.6
Cash flows provided by (used in) investing activities:
Additions to instruments	(85.7)	(63.7)
Additions to other property, plant and equipment	(40.2)	(37.8)
Net investment hedge settlements	16.3	10.5
Investments in other assets	(11.6)	(14.5)
Net cash used in investing activities	(121.2)	(105.5)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	1,497.1	-
Proceeds from term loans	-	200.0
Payments on term loans	-	(310.0)
Dividends paid to stockholders	(49.5)	(49.0)
Proceeds from employee stock compensation plans	54.5	44.4
Net cash flows from unremitted collections from factoring programs	12.4	(16.4)
Business combination contingent consideration payments	(3.5)	-
Debt issuance costs	(12.2)	-
Other financing activities	(6.0)	(4.2)
Net cash provided by (used in) financing activities	1,492.8	(135.2)
Effect of exchange rates on cash and cash equivalents	(6.8)	1.1
Increase in cash and cash equivalents	1,815.7	44.0
Cash and cash equivalents, beginning of year	617.9	542.8
Cash and cash equivalents, end of period	$2,433.6	$586.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2019 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Results for interim periods should not be considered indicative of results for the full year.

Risks and Uncertainties - Our results have been and are expected to continue to be significantly impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which are being deferred due to lockdowns and stay-at-home measures.  The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to quantify at this time.  The COVID-19 pandemic is expected to have a significant unfavorable effect on our financial position, results of operations and cash flows in the near term.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

We reclassified certain prior period amounts to conform to the current period presentation.

2.  Significant Accounting Policies

Use of Estimates - The accompanying unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have made our best estimates, as appropriate under US GAAP, in the recognition of our assets and liabilities.  These estimates have considered the impact the COVID-19 pandemic may have on our financial position, results of operations and cash flows.  Such estimates included, but were not limited to, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill and the recoverability of other long-lived assets.  Actual results could differ materially from these estimates.

Accounting Pronouncements Recently Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326).  The new guidance describes the current expected credit loss (“CECL”) model which requires an estimate of expected impairment on financial instruments over the lifetime of the assets at each reporting date.  Financial instruments in scope of the guidance include financial assets measured at amortized cost.  Previous accounting guidance required recognition of impairment when it was probable the loss has been incurred.  Under the CECL model, lifetime expected credit losses are measured and recognized at each reporting date based on historical experience, current conditions and forecasted information.  We adopted this standard as of January 1, 2020.  Adoption of this standard required the modified retrospective transition method, which resulted in a cumulative-effect adjustment to retained earnings of $3.1 million.  The adoption primarily impacted our trade receivables.  Our concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets.  Our historical credit losses have not been significant due to this dispersion and the financial stability of our customers.  We consider credit losses immaterial to our business and, therefore, have not provided all the disclosures otherwise required by the standard.  We have updated our accounting policy disclosure for accounts receivable as follows:

Accounts receivable consists of trade and other miscellaneous receivables.  We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for expected credit losses.  Our concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information.  We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible.  The allowance for doubtful accounts was $66.3 million and $65.0 million as of March 31, 2020 and December 31, 2019, respectively.

In August 2018, the FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software.  ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software.  Our policy for capitalizing implementation costs in a hosting arrangement was already aligned with the new guidance.  ASU 2018-15 also provides guidance on how these implementation costs are to be recorded in the statement of earnings, balance sheet and statement of cash flows.  We adopted this standard on a prospective basis as of January 1, 2020.  The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Americas	$1,101.3	$1,194.1
EMEA	398.1	463.9
Asia Pacific	284.4	317.5
Total	$1,783.8	$1,975.5

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2020	2019
Knees	$629.8	$694.1
Hips	432.6	483.4
S.E.T.	333.6	356.8
Dental, Spine & CMFT	251.7	287.3
Other	136.1	153.9
Total	$1,783.8	$1,975.5

Starting in the first quarter of 2020, we have updated our product category revenue reporting format.  These changes are designed to further align with our recent reorganization.  Product category sales include the following changes:

•	Surgical products, previously reported in the S.E.T. (Sports Medicine, Extremities and Trauma) product category, are included in the Other product category;
•	Dental products are combined with Spine and CMF (Craniomaxillofacial) products into one product category;
•	The CMF product category name has been changed to CMFT (Craniomaxillofacial and Thoracic), to reflect the Thoracic business, which is included in that category; and
•	Other immaterial adjustments related to brand alignment within product categories in the Asia Pacific region have been made.

Prior period product category sales have been reclassified to conform to the current presentation.

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges will consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the first quarter of 2020 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2019	$23.2	$-	$4.1	$27.3
Additional expense	30.2	4.9	7.6	42.7
Cash payments	(16.4)	(0.7)	(5.2)	(22.3)
Balance, March 31, 2020	$37.0	$4.2	$6.5	$47.7

Expense incurred since the start of the 2019 Restructuring Plan	$53.4	$4.9	$20.7	$79.0

Expense estimated to be recognized for the 2019 Restructuring Plan	$170.0	$40.0	$165.0	$375.0

For the expense estimated to be recognized for the 2019 Restructuring Plan, we have disclosed the midpoint in our estimated range of expenses.  We do not include restructuring charges in the operating profit of our reportable segments.

In our consolidated statement of earnings, we report restructuring charges in our “Restructuring and other cost reduction initiatives” financial statement line item.  We report the expenses for other cost reduction initiatives with restructuring expenses because these activities also have the goal of reducing costs across the organization.  However, since the cost reduction initiative expenses are not considered restructuring, they have been excluded from the amounts presented in this note.

5.  Inventories

	March 31,	December 31,
	2020	2019
	(in millions)
Finished goods	$1,943.1	$1,875.4
Work in progress	239.8	231.0
Raw materials	280.3	278.6
Inventories	$2,463.2	$2,385.0

6.  Property, Plant and Equipment

	March 31,	December 31,
	2020	2019
	(in millions)
Land	$27.5	$27.6
Buildings and equipment	2,044.9	2,007.0
Capitalized software costs	486.5	482.4
Instruments	3,311.8	3,250.5
Construction in progress	141.6	149.3
	6,012.3	5,916.8
Accumulated depreciation	(3,946.8)	(3,839.4)
Property, plant and equipment, net	$2,065.5	$2,077.4

We had $39.8 million of property, plant and equipment included in accounts payable as of each of March 31, 2020 and December 31, 2019.

7.  Goodwill

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas and Global Businesses	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Total
Balance at December 31, 2019
Goodwill	$7,699.8	$1,316.8	$507.4	$1,729.3	$11,253.3
Accumulated impairment losses	-	(567.0)	-	(1,086.6)	(1,653.6)
	$7,699.8	$749.8	$507.4	$642.7	$9,599.7
Goodwill reportable segment change	1,661.3	17.0	51.0	(1,729.3)	-
Accumulated impairment losses reportable segment change	(1,086.6)	-	-	1,086.6	-
Purchase accounting adjustments	0.3	-	-	-	0.3
Impairment	(142.0)	(470.0)	-	-	(612.0)
Currency translation	(22.8)	(8.4)	(5.6)	-	(36.8)
Balance at March 31, 2020
Goodwill	$9,338.6	$1,325.4	$552.8	$-	$11,216.8
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	-	(2,265.6)
	$8,110.0	$288.4	$552.8	$-	$8,951.2

As discussed further in Note 15, in connection with the 2019 Restructuring Plan, our operating segments and reportable segments have changed.  Goodwill has been reallocated from our previous reportable segments to reflect the new structure.  We now have five reporting units with goodwill assigned to them.

As of March 31, 2020, we tested three of our reporting units for impairment due to: i) the significant adverse effect the COVID-19 pandemic is expected to have on our operating results, and ii) the change in reportable segments, which changed the cash flows and asset compositions of certain reporting units.  This resulted in goodwill impairment charges of $470.0 million and $142.0 million recognized for our Europe, Middle East and Africa (“EMEA”) reporting unit and Dental reporting unit, respectively.  The remaining two reporting units with goodwill assigned to them were not tested for impairment as we concluded it is more likely than not the fair value of these reporting units exceeds their carrying value.

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our last annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures our estimated cash flows in 2020 will be significantly lower than previously estimated in our last annual goodwill impairment test.  As discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this report, we expect that our second quarter of 2020 will experience the most significant negative impact, followed by sequential improvement in the rate of deferred procedures.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  After the goodwill impairment charge, $288.4 million of goodwill remains in the EMEA reporting unit as of March 31, 2020.

The impairment charge of $142.0 million in our Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market have caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expect that the deferral of elective dental procedures will have a significant adverse effect to our cash flows.  We estimate the cash flows from our Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, economic uncertainty will likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  After the goodwill impairment charge, $253.5 million of goodwill remains in the Dental reporting unit as of March 31, 2020.

The third reporting unit we tested for impairment, Americas CMFT, had an estimated fair value that exceeded its carrying value by less than 5 percent.  The Americas CMFT reporting unit’s estimated fair value has also been adversely impacted by the COVID-19 pandemic similar to our EMEA and Dental reporting units.

We estimated the fair value of the EMEA, Dental and Americas CMFT reporting units based on income and market approaches.  Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit.  Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our EMEA, Dental and Americas CMFT reporting units and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the reporting units, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units.  The primary market input was revenue growth rates.  These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles.  In the near term, the COVID-19 pandemic is expected to result in a decline to our revenue when compared to the same prior year periods.  Significant company specific inputs included assumptions regarding how the reporting units could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We will continue to monitor the fair value of our EMEA, Dental and Americas CMFT reporting units as well as our other two reporting units in our interim and annual reporting periods.  If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future.  Factors that could result in our cash flows being lower than our current estimates include: 1) the COVID-19 pandemic causes elective surgical procedures to be deferred longer than our estimates, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors.  Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of March 31, 2020 of $450.0 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $21.1 million and $21.8 million as of March 31, 2020 and December 31, 2019, respectively.

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

In the three-month periods ended March 31, 2020 and 2019, we sold receivables having an aggregate face value of $560.5 million and $799.4 million to third parties in exchange for cash proceeds of $560.1 million and $798.7 million, respectively.  Expenses recognized on these sales during the three-month periods ended March 31, 2020 and 2019 were not significant.  In the three-month periods ended March 31, 2020 and 2019, under the U.S. and Japan programs, we collected $335.3 million and $698.4 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $39.3 million and $34.7 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  At March 31, 2020 and December 31, 2019, we had collected $67.0 million and $54.6 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.

At March 31, 2020 and December 31, 2019, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $421.8 million and $270.2 million, respectively.

9.  Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2020	2019
Current portion of long-term debt
2.700% Senior Notes due 2020	$1,500.0	$1,500.0
Floating Rate Notes due 2021	450.0	-
Total current portion of long-term debt	$1,950.0	$1,500.0
Long-term debt
Floating Rate Notes due 2021	$-	$450.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	-
3.550% Senior Notes due 2030	900.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	548.6	561.3
2.425% Euro Notes due 2026	548.6	561.3
1.164% Euro Notes due 2027	548.6	561.3
Japan Term Loan A	108.5	106.9
Japan Term Loan B	197.6	194.7
Debt discount and issuance costs	(49.8)	(37.1)
Adjustment related to interest rate swaps	5.5	6.4
Total long-term debt	$7,724.2	$6,721.4

At March 31, 2020, our total current and non-current debt of $9.7 billion consisted of $9.4 billion aggregate principal amount of our senior notes, which included $1.6 billion of Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $5.5 million, partially offset by debt discount and issuance costs of $49.8 million.

On March 20, 2020, we completed the offering of $600.0 million aggregate principal amount of our 3.050% senior notes due on January 15, 2026 and $900.0 million aggregate principal amount of our 3.550% senior notes due on March 20, 2030.  Interest payable on the 3.050% senior notes is payable semi-annually, commencing on July 15, 2020 until maturity. Interest payable on the 3.550% senior notes is payable semi-annually, commencing on September 20, 2020 until maturity.  The proceeds from the offering, together with cash on hand, were used to repay at maturity the $1.5 billion principal amount of 2.700% senior notes due on April 1, 2020.

On November 1, 2019, we entered into a revolving credit agreement (the “2019 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”), which replaced the previous $1.5 billion multicurrency revolving credit facility (the “2016 Multicurrency Revolving Facility”) and U.S term loan (“U.S Term Loan B”) under our credit agreement executed in September 2016 (as amended, the “2016 Credit Agreement”).  U.S. Term Loan B was paid in full during the three months ended March 31, 2019.  The 2019 Credit Agreement will mature on November 1, 2024, with two one-year extensions exercisable at our discretion and subject to required lender consent.  As of March 31, 2020, there were no outstanding borrowings under the 2019 Multicurrency Revolving Facility.

Borrowings under the 2019 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2019 Multicurrency Revolving Facility.  The 2019 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.  We were in compliance with all covenants under the 2019 Credit Agreement as of March 31, 2020.  On April 23, 2020 we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted consolidated indebtedness to consolidated EBITDA ratio (“Consolidated Leverage Ratio”), temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  Pursuant to the amendment, the maximum permitted Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters under the 2019 Credit Agreement will be (i) 5.75 to 1.00 for periods ending between April 1, 2020 and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such maximum permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  The amendment also increases the interest rate margin applicable to revolving loans and the facility fee, each of which are determined by reference to our senior unsecured long-term debt credit rating, through March 31, 2021.

On April 23, 2020, we entered into a revolving credit agreement (the “2020 Credit Agreement”) which is an unsecured revolving credit facility of $1.0 billion (the “2020 Revolving Facility”).  The 2020 Credit Agreement matures on December 31, 2020.  Borrowings under the 2020 Credit Agreement will generally bear interest at floating rates.  We will pay a facility fee on the aggregate amount of the 2020 Revolving Facility.  The 2020 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The 2020 Credit Agreement requires us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of no greater than 5.75 to 1.00.  The 2020 Revolving Facility is also subject to certain mandatory prepayment requirements and corresponding commitment reductions upon the issuance of indebtedness above $25.0 million, subject to specified carve-outs.

The estimated fair value of our senior notes as of March 31, 2020, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $9,371.1 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of March 31, 2020, based upon publicly available market yield curves and the terms of the debt (Level 2), was $304.1 million.

10.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity.  Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions related to our defined benefit plans.  Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity.  Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings.  Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2019	$(32.8)	$16.4	$(225.5)	$(241.9)
AOCI before reclassifications	(54.2)	54.8	-	0.6
Reclassifications to statements of earnings	-	(13.5)	(0.3)	(13.8)
Balance at March 31, 2020	$(87.0)	$57.7	$(225.8)	$(255.1)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2020	2019	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$15.6	$7.2	Cost of products sold
Interest rate swaps	-	2.8	Interest expense, net
Forward starting interest rate swaps	(0.2)	(0.1)	Interest expense, net
	15.4	9.9	Total before tax
	1.9	1.7	Provision for income taxes
	$13.5	$8.2	Net of tax
Defined benefit plans
Prior service cost	$1.0	$1.8	Other expense, net
Unrecognized actuarial loss	(2.7)	(5.3)	Other expense, net
	(1.7)	(3.5)	Total before tax
	(2.0)	(1.5)	Provision for income taxes
	$0.3	$(2.0)	Net of tax
Total reclassifications	$13.8	$6.2	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended March 31, 2020
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(29.2)	$25.0	$(54.2)
Unrealized cash flow hedge gains	65.7	10.9	54.8
Reclassification adjustments on cash flow hedges	(15.4)	(1.9)	(13.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.7	2.0	(0.3)
Total Other Comprehensive Income (Loss)	$22.8	$36.0	$(13.2)

	Three Months Ended March 31, 2019
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$7.9	$12.3	$(4.4)
Unrealized cash flow hedge gains	16.7	2.2	14.5
Reclassification adjustments on cash flow hedges	(9.9)	(1.7)	(8.2)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.5	1.5	2.0
Total Other Comprehensive Income	$18.2	$14.3	$3.9

11.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$86.5	$-	$86.5	$-
Cross-currency interest rate swaps	130.2	-	130.2	-
Total Assets	$216.7	$-	$216.7	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.1	$-	$0.1	$-
Total Liabilities	$0.1	$-	$0.1	$-

	As of December 31, 2019
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$39.1	$-	$39.1	$-
Cross-currency interest rate swaps	60.5	-	60.5	-
Total Assets	$99.6	$-	$99.6	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Total Liabilities	$0.6	$-	$0.6	$-

We value our foreign currency forward contracts using a market approach based on foreign currency exchange rates obtained from active markets, and we perform ongoing assessments of counterparty credit risk.

We value our cross-currency interest rate swaps using a market approach based on publicly available market yield curves, foreign currency exchange rates and the terms of our swaps, and we perform ongoing assessments of counterparty credit risk.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The 4.625% Senior Notes were repaid at maturity in 2019. The remaining unamortized balance related to the 3.375% Senior Notes as of March 31, 2020 related to these discontinued hedges was $5.5 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of March 31, 2020 and December 31, 2019, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term debt	$305.4	$306.2	$5.5	$6.4

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2020 was $26.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

Derivatives Designated as Net Investment Hedges

We are exposed to the impact of foreign exchange rate fluctuations in the investments in our wholly-owned foreign subsidiaries that are denominated in currencies other than the U.S. Dollar. In order to mitigate the volatility in foreign exchange rates, we issued Euro Notes in December 2016 and November 2019 and designated 100 percent of the Euro Notes to hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of the Euro. All changes in the fair value of a hedging instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.

At March 31, 2020, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,450 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2020, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2020 through August 2022. As of March 31, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,416.8 million. As of March 31, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $266.2 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2020	2019	Statements of Earnings	2020	2019
Foreign exchange forward contracts	$65.7	$16.7	Cost of products sold	$15.6	$7.2
Interest rate swaps	-	-	Interest expense, net	-	2.8
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.1)
	$65.7	$16.7		$15.4	$9.9

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2020, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $67.7 million, or $57.7 million after taxes, which is deferred in AOCI.  A gain of $54.1 million, or $46.3 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$487.1	$(50.9)	$553.4	$(58.0)
The effects of fair value, cash flow and net investment hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	0.9	-	2.1
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	15.6	-	7.2	-
Interest rate swaps	-	-	-	2.8
Forward starting interest rate swaps	-	(0.2)	-	(0.1)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	13.4	-	12.0

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2020	2019
Foreign exchange forward contracts	Other expense, net	$23.1	$(2.6)

These gains/(losses) do not reflect losses of $23.5 million in the three-month period ended March 31, 2020 and gains of $0.6 million in the three-month period ended March 31, 2019, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2020 and December 31, 2019, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2020		As of December 31, 2019
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$64.0	Other current assets	$41.8
Cross-currency interest rate swaps	Other current assets	15.2	Other current assets	-
Foreign exchange forward contracts	Other assets	27.1	Other assets	9.8
Cross-currency interest rate swaps	Other assets	115.0	Other assets	60.5
Total asset derivatives		$221.3		$112.1
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$3.6	Other current liabilities	$7.9
Foreign exchange forward contracts	Other long-term liabilities	1.1	Other long-term liabilities	5.2
Total liability derivatives		$4.7		$13.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2020			As of December 31, 2019
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$64.0	$3.6	$60.4	$41.8	$7.9	$33.9
Cash flow hedges	Other assets	27.1	1.0	26.1	9.8	4.6	5.2
Liability Derivatives
Cash flow hedges	Other current liabilities	3.6	3.6	-	7.9	7.9	-
Cash flow hedges	Other long-term liabilities	1.1	1.0	0.1	5.2	4.6	0.6

The following net investment hedge gains were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2020	2019
Euro Notes	$38.1	$20.4
Cross-currency interest rate swaps	69.7	34.2
	$107.8	$54.6

13.  Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.  We are currently evaluating the impact of the CARES Act, but at present do not expect the provisions of the CARES Act to have a material impact on our tax provision.

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $280 million decrease to a $30 million increase.

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

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020, and includes the abolishment of various favorable federal and cantonal tax regimes. The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in us recognizing a provisional net tax benefit of $263.8 million.  In the fourth quarter of 2019, we recognized an additional $51.2 million related to TRAF as well as the tax impact of certain restructuring transactions in Switzerland. We anticipate that TRAF will have a minimal impact to our ongoing consolidated effective tax rate.

In the three-month periods ended March 31, 2020 and 2019, our effective tax rate (“ETR”) was negative 1.0 percent and positive 15.6 percent, respectively.  The negative tax rate in the 2020 period was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

14.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2020	2019
Weighted average shares outstanding for basic net (loss) earnings per share	206.5	204.4
Effect of dilutive stock options and other equity awards	-	1.4
Weighted average shares outstanding for diluted net (loss) earnings per share	206.5	205.8

Since we incurred a net loss in the three-month period ended March 31, 2020, no dilutive stock options or other equity awards were included as diluted shares.  During the three-month period ended March 31, 2019, an average of 1.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

15.  Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMFT”); office based technologies; dental implants; and related surgical products.  Due to the 2019 Restructuring Plan that was initiated in late 2019, our operating segments have changed beginning in the first quarter of 2020.  Our chief operating decision maker (“CODM”) now allocates resources to achieve our operating profit goals through three operating segments.  These operating segments, which also constitute our reportable segments, are Americas and Global Businesses; EMEA; and Asia Pacific.  Previously, we had seven operating segments, which resulted in three reportable segments and four individually insignificant operating segments that were aggregated together and not considered a reportable segment.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, goodwill impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration and related, litigation, litigation settlement gain, certain European Union Medical Device Regulation expenses, other charges and corporate functions.  Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments.  Intercompany transactions have been eliminated from segment operating profit.

Our Americas and Global Businesses operating segment is comprised principally of the U.S. and includes other North, Central and South American markets for all of our product categories as well as the global results for our Dental product category.  This segment also includes our global manufacturing operations for all product categories and research, development engineering, medical education, and brand management for our global product category headquarter locations.  Our EMEA operating segment is comprised principally of Europe and includes the Middle East and African markets for all product categories except Dental.  Our Asia Pacific operating segment is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets for all product categories except Dental.  The EMEA and Asia Pacific operating segments include the commercial operations as well as regional headquarter expenses to operate in those markets.

Since the Americas and Global Businesses includes additional costs related to global manufacturing operations and other centralized global product category headquarter expenses, profitability metrics in this operating segment are not comparable to the EMEA and Asia Pacific operating segments.

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Prior period reportable segment financial information has been reclassified to conform to our new reportable segments.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating (Loss) Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Americas and Global Businesses	$1,136.6	$1,235.6	$368.8	$390.0
EMEA	371.3	428.9	108.8	139.2
Asia Pacific	275.9	311.0	92.6	113.5
Corporate Functions	-	-	(104.0)	(117.7)
Total	$1,783.8	$1,975.5
Inventory and manufacturing-related charges			(0.6)	(2.0)
Intangible asset amortization			(147.6)	(143.4)
Goodwill impairment			(612.0)	-
Restructuring and other cost reduction initiatives			(45.0)	(4.7)
Quality remediation			(15.9)	(19.7)
Acquisition, integration and related			(4.4)	(6.0)
Litigation			(79.8)	1.8
Litigation settlement gain			-	23.5
European Union Medical Device Regulation			(11.0)	(1.6)
Other charges			(5.9)	(22.7)
Operating (loss) profit			$(456.0)	$350.2

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

Since 2008, we have recognized net expense of $443.0 million for Durom Cup-related claims.  We did not record any gain or expense for Durom Cup-related claims in the three-month period ended March 31, 2020.  In the three-month period ended March 31, 2019, we lowered our estimate of the number of Durom Cup-related claims we expect to settle and, as a result, we recognized gains of $2.5 million in selling, general and administrative expense.

Our estimate as of March 31, 2020 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $57.2 million.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

Zimmer M/L Taper, M/L Taper with Kinectiv Technology, and Versys Femoral Head-related claims (“Metal Reaction” claims): We are a defendant in a number of product liability lawsuits relating to our M/L Taper and M/L Taper with Kinectiv Technology hip stems, and Versys Femoral Head implants.  The plaintiffs seek damages for personal injury, alleging that defects in the products lead to corrosion at the head/stem junction resulting in, among other things, pain, inflammation and revision surgery.

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Following higher than expected filings in the three-month period ended March 31, 2020, and an extension of the MDL schedule given the COVID-19 pandemic, we increased our estimate of the number of Metal Reaction-related claims that we expect to litigate in the future, resulting in additional litigation-related expense in the period.  Our estimate as of March 31, 2020 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $68.0 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  We continue to refine our estimates of the potential liability to settle the remaining claims and have recognized additional litigation-related expense in the three-month period ended March 31, 2020.  Our estimate as of March 31, 2020 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $76.9 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH, seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a recent filing to the court, Heraeus indicated that it might further increase its claims in the course of the proceedings.  As of March 31, 2020, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiburg concerning the sale of the European Cements with certain changed raw materials.  Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiburg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus has appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing occurred in December 2019.

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

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.  In September 2019, the Zimmer Biomet parties filed a motion to stay the proceedings pending (1) the court’s decision on Esschem’s motion for summary judgment in the Esschem case described above and (2) the outcome of the U.S. International Trade Commission complaint filed by Heraeus asserting similar claims, described below under “Regulatory Matters, Government Investigations and Other Matters.”  The Zimmer Biomet parties’ motion remained pending as of March 31, 2020.

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

On January 23, 2020, a Finnish Market Court issued a judgment partly in favor of Heraeus on its claim of misappropriation of certain trade secrets.  Damage claims were not raised in the proceedings.  We appealed the decision to the Finnish Supreme Court.

Heraeus is pursuing damages and injunctive relief in France in an effort to prevent us from manufacturing, marketing and selling the European Cements (the “France Litigation”).  The European Cements are manufactured at our facility in Valence, France.  On December 11, 2018, a hearing was held in the France Litigation before the commercial court in Romans-sur-Isère.  On May 23, 2019, the commercial court ruled in our favor.  On July 12, 2019, Heraeus filed an appeal to the court of second instance in Grenoble, France.  Although we are vigorously defending the France Litigation, the ultimate outcome is uncertain.  An adverse ruling in the France Litigation could have a material adverse effect on our business, financial condition and results of operations.

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

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the Zimmer Biomet Defendant group filed a motion (i) to amend the court’s order on the motion to certify two issues for interlocutory appeal, and (ii) to stay proceedings pending appeal.  On February 21, 2019, that motion was denied.  On April 11, 2019, the plaintiffs moved for class certification.  On June 20, 2019, the Zimmer Biomet Defendant group filed its response.  The plaintiffs’ motion remained pending as of March 31, 2020.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs, and other relief.  Although we believe this lawsuit is without merit, during a mediation in December 2019, plaintiffs and defendants, along with Zimmer Biomet’s insurers, reached a settlement in principle to resolve the claims.  We have made an accrual for the proposed settlement that we expect to be fully covered by our insurers.

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

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the U.S. International Trade Commission (“ITC”) against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted into whether we have committed an “unfair act” in the importation, sale for importation, or sale after importation of certain bone cement products.  An evidentiary hearing in front of an administrative law judge at the ITC was held in January 2020 and an Initial Determination was issued on May 6, 2020.  In the Initial Determination, the administrative law judge held that we did not commit an “unfair act” in the importation, sale for importation, or sale after importation of the two challenged bone cement products, and thus we are not restricted from continuing to manufacture and sell the two challenged bone cement products in the United States.  The Initial Determination is now subject to review by the ITC for a Final Determination, and thereafter, the Final Determination is subject to review on appeal to the United States Court of Appeals for the Federal Circuit by either or both of Heraeus and us.  We cannot currently predict the ultimate outcome of this investigation after review by the ITC and any appeals, but an adverse outcome in this ITC proceeding could have a material adverse effect on our business, financial condition and results of operations.

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw and Ponce.  As of March 31, 2020, the Warsaw and Ponce warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including new observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020.  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results have been and are expected to continue to be significantly impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in March, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.

The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to identify or quantify at this time.  While we are beginning to see signs of stabilization and modest recovery in countries across Asia Pacific, EMEA and the Americas with the beginning of a phased “reopening” of states and healthcare systems, including elective surgical procedures, we expect our business to continue to be negatively impacted by the pandemic.  We believe the second quarter will experience the most significant negative impact, followed by improvement in the third and fourth quarters.  However, the ultimate outcome is uncertain.

The deferral of elective surgical procedures will have a significant adverse effect on our cash flows in the near term.  Therefore, we are taking prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times.  Late in 2019, we initiated the 2019 Restructuring Plan to reduce our costs.  In response to the COVID-19 pandemic, we have implemented temporary compensation reductions for many of our salaried employees, including our Chief Executive Officer who is forgoing 100 percent of his salary.  We have also temporarily reduced discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business, and we have temporarily suspended or limited production at certain manufacturing facilities.  Certain performance-related compensation expenses have been reduced since we do not expect to achieve our 2020 performance targets.  We are also utilizing government wage assistance programs in certain global markets and other policy support mechanisms, including tax relief provisions in the U.S. CARES Act.

We have a $1.5 billion 2019 Multicurrency Revolving Facility with no outstanding borrowings.  Due to the current and expected future adverse effects of COVID-19 on our operating results, on April 23, 2020 we entered into an amendment to the 2019 Credit Agreement to provide additional financial flexibility regarding the covenants in that agreement.  We are currently in compliance with our covenants under the 2019 Multicurrency Revolving Facility, and our current expectations are we will be able to stay in compliance with the modified covenants.  On April 23, 2020, we entered into the 2020 Credit Agreement, which is an unsecured revolving credit facility of $1.0 billion that matures December 31, 2020 to provide additional financial flexibility, if needed.  There were no outstanding borrowings under these facilities as of March 31, 2020, nor have we borrowed against them subsequent to then.

Results for the Three-Month Period ended March 31, 2020

Primarily as a result of the COVID-19 pandemic, our net sales decreased by 9.7 percent in the three-month period ended March 31, 2020, compared to the same prior year period.  We recognized a net loss in the three-month period ended March 31, 2020 due to goodwill impairment charges totaling $612.0 million, lower sales due to the COVID-19 pandemic and litigation-related and restructuring charges.  However, we did realize cost savings in the 2020 period when compared to the prior year period.  Most notably, we recognized lower performance-related compensation expenses since we do not expect to achieve our 2020 performance targets due to COVID-19, our operating expenses have been reduced as a result of the 2019 Restructuring Plan that was initiated in late 2019 and we had lower travel expenses and other expenses due to the pandemic.  Also, we had lower tax expense driven by lower pre-tax income and the benefit of discrete tax items in the quarter.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees; Hips; S.E.T.; Dental, Spine & CMFT; and Other.  This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals.  We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.  Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.  In 2020, it is uncertain if this seasonal pattern will be similar to previous years due to COVID-19 and its related impacts.

Net Sales by Geography

The following table presents our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Americas	$1,101.3	$1,194.1	(7.8)%	(5.0)%	(2.7)%	(0.1)%
EMEA	398.1	463.9	(14.2)	(9.5)	(2.2)	(2.5)
Asia Pacific	284.4	317.5	(10.4)	(8.4)	(1.1)	(0.9)
Total	$1,783.8	$1,975.5	(9.7)	(6.6)	(2.3)	(0.8)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Knees	$629.8	$694.1	(9.3)%	(5.9)%	(2.4)%	(1.0)%
Hips	432.6	483.4	(10.5)	(6.7)	(3.0)	(0.8)
S.E.T.	333.6	356.8	(6.5)	(4.1)	(1.7)	(0.7)
Dental, Spine & CMFT	251.7	287.3	(12.4)	(9.9)	(1.9)	(0.6)
Other	136.1	153.9	(11.6)	(8.6)	(2.4)	(0.6)
Total	$1,783.8	$1,975.5	(9.7)	(6.6)	(2.3)	(0.8)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2020	2019	% (Dec)
Knees
Americas	$380.3	$409.2	(7.1)%
EMEA	152.7	175.7	(13.1)
Asia Pacific	96.8	109.2	(11.4)
Total	$629.8	$694.1	(9.3)
Hips
Americas	$232.5	$247.1	(5.9)%
EMEA	111.4	133.1	(16.4)
Asia Pacific	88.7	103.2	(14.0)
Total	$432.6	$483.4	(10.5)

Demand (Volume and Mix) Trends

Declines in volume and changes in the mix of product sales had a negative effect of 6.6 percent on year-over-year sales during the three-month period ended March 31, 2020.  Volumes declined late in the quarter as many elective surgical procedures were deferred due to COVID-19.  We anticipate these trends will continue into the second quarter of 2020 and potentially beyond.

Pricing Trends

Global selling prices had a negative effect of 2.3 percent on year-over-year sales during the three-month period ended March 31, 2020.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2020, changes in foreign currency exchange rates had a negative effect of 0.8 percent on year-over-year sales.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 1 percent on full-year 2020 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2020	2019	(Dec)
Cost of products sold, excluding intangible asset amortization	27.3%	28.0%	(0.7)%
Intangible asset amortization	8.3	7.3	1.0
Research and development	5.5	5.1	0.4
Selling, general and administrative	46.5	40.3	6.2
Goodwill impairment	34.3	-	34.3
Restructuring and other cost reduction initiatives	2.5	0.2	2.3
Quality remediation	0.9	1.0	(0.1)
Acquisition, integration and related	0.2	0.3	(0.1)
Operating (loss) profit	(25.6)	17.7	(43.3)

The decrease in cost of products sold as a percentage of net sales for the three-month period ended March 31, 2020 compared to the same prior year period was primarily due to lower manufacturing costs, lower royalty expense and the favorable impact of our cash flow hedges.  Royalty expenses declined due to the expiration of certain contracts along with an agreement we entered into on April 1, 2019 to buy out certain licensing arrangements from an unrelated third party.  We recognized hedge gains of $15.6 million in the three-month period ended March 31, 2020 compared to hedge gains of $7.2 million in the same prior year period.  These favorable items were partially offset by increased excess and obsolete inventory charges and lower average selling prices.

Intangible asset amortization expense increased minimally in the three-month period ended March 31, 2020 compared to the same prior year period due to additional amortization from the agreement to buy out certain licensing arrangements we entered into on April 1, 2019 and other small acquisitions made in 2019.

Research and development (“R&D”) expenses decreased, but R&D expenses as a percentage of net sales increased in the three-month period ended March 31, 2020 compared to the same prior year period.  The decrease in expenses was primarily due to lower performance-related compensation expenses and savings as a result of the 2019 Restructuring Plan.  These favorable items were partially offset by higher spending related to the European Union Medical Device Regulation (“EU MDR”).  R&D expenses as a percentage of net sales increased due to the lower sales from the impact of COVID-19.

Selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales increased in the three-month period ended March 31, 2020 compared to the same prior year period.  The primary driver was litigation-related expenses, as we recognized charges of $79.8 million in the 2020 period compared to gains of $23.5 million in the 2019 period.  The increased litigation-related expenses were partially offset by lower variable selling expenses from the decline in sales, lower performance-related compensation expenses and savings as a result of the 2019 Restructuring Plan.  Since SG&A expenses include many fixed expenses, the decline in sales due to COVID-19 resulted in an increase in SG&A expenses as a percentage of net sales.

In 2020, we recognized goodwill impairment charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively.  For more information regarding these charges, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $45.0 million in the three-month period ended March 31, 2020, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with this program.

Our quality remediation expenses declined in the three-month period ended March 31, 2020 compared to the same prior year period, due to the natural regression of completing our remediation milestones.  Acquisition, integration and related expenses declined in the three-month period ended March 31, 2020 compared to the same prior year period, mainly due to the completion of certain integration efforts.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three-month periods ended March 31, 2020 and 2019, the increase in other income (expense), net, was primarily related to certain components of pension expense, changes to the fair value of our equity investments and re-measuring monetary assets and liabilities denominated in a foreign currency other than an entity’s functional currency, partially offset by foreign currency forward exchange contracts we entered into to mitigate any gain or loss related to re-measurement.

Interest expense, net, decreased in the three-month period ended March 31, 2020, compared to the same prior year period, due to lower average outstanding debt balances during the 2020 period resulting from debt repayments throughout 2019 and Euro notes that were issued in the fourth quarter of 2019 that were used to refinance debt with higher interest rates.

In the three-month periods ended March 31, 2020 and 2019, our effective tax rate (“ETR”) was negative 1.0 percent and positive 15.6 percent, respectively.  The negative tax rate in the 2020 period was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Americas and Global Businesses	$1,136.6	$1,235.6	$368.8	$390.0	32.4%	31.6%
EMEA	371.3	428.9	108.8	139.2	29.3	32.5
Asia Pacific	275.9	311.0	92.6	113.5	33.6	36.5

Similar to our consolidated results, all of our segments were adversely affected by COVID-19.  The Americas and Global Businesses operating profit as a percentage of net sales increased in the 2020 period compared to the same prior year period due to lower manufacturing costs and royalty expense.  These favorable items were partially offset by the effect of fixed operating expenses that did not decline proportionally to lower net sales.  In EMEA and Asia Pacific, operating profit as a percentage of net sales decreased in the 2020 period compared to the same prior year period due to fixed operating expenses that did not decline proportionally to lower net sales.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude, as applicable, certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill impairment; restructuring and other cost reduction initiatives; quality remediation expenses; acquisition, integration and related expenses; certain litigation gains and charges; expenses to comply with the EU MDR; other charges; any related effects on our income tax provision associated with these items; tax adjustments relating to the impacts of tax only amortization in Switzerland; other certain tax adjustments; and, with respect to earnings per share information, provide for the effect of dilutive shares assuming net earnings in a period of a reported net loss.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net (loss) earnings and diluted (loss) earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(508.5)	$246.1
Inventory and manufacturing-related charges(1)	0.6	2.0
Intangible asset amortization(2)	147.6	143.4
Goodwill impairment(3)	612.0	-
Restructuring and other cost reduction initiatives(4)	45.0	4.7
Quality remediation(5)	15.9	19.7
Acquisition, integration and related(6)	4.4	6.0
Litigation(7)	79.8	(1.8)
Litigation settlement gain(8)	-	(23.5)
European Union Medical Device Regulation(9)	11.0	1.6
Other charges(10)	6.6	22.1
Taxes on above items(11)	(70.2)	(30.8)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	16.9	-
Other certain tax adjustments(13)	(7.2)	(5.3)
Adjusted Net Earnings	$353.9	$384.2

	Three Months Ended
	March 31,
	2020	2019
Diluted (Loss) Earnings Per Share	$(2.46)	$1.20
Inventory and manufacturing-related charges(1)	-	0.01
Intangible asset amortization(2)	0.71	0.69
Goodwill impairment(3)	2.96	-
Restructuring and other cost reduction initiatives(4)	0.22	0.02
Quality remediation(5)	0.08	0.10
Acquisition, integration and related(6)	0.02	0.03
Litigation(7)	0.39	(0.01)
Litigation settlement gain(8)	-	(0.11)
European Union Medical Device Regulation(9)	0.05	0.01
Other charges(10)	0.03	0.11
Taxes on above items(11)	(0.34)	(0.15)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	0.08	-
Other certain tax adjustments(13)	(0.03)	(0.03)
Effect of dilutive shares assuming net earnings(14)	(0.01)	-
Adjusted Diluted Earnings Per Share	$1.70	$1.87

(1)	Inventory and manufacturing-related charges include excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.

(2)

We exclude intangible asset amortization from our non-GAAP financial measures because we internally assess our performance against our peers without this amortization.  Due to various levels of acquisitions among our peers, intangible asset amortization can vary significantly from company to company.

(3)	In 2020, we recognized goodwill impairment charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively.

(4)

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program that includes a reorganization of key businesses and an overall effort to reduce costs in order to accelerate decision-making and focus the organization on priorities to drive growth.  These costs are primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with this program.  We have reclassified $4.7 million in the three-month period ended March 31, 2019, from the “Acquisition, integration and related” financial statement line item to the “Restructuring and other cost reduction initiatives” financial statement line item, which amount was primarily attributable to project costs related to our supply chain optimization initiative.

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

(9)

The EU MDR imposes significant additional premarket and postmarket requirements.  The new regulations provide a transition period until May 2021 for currently-approved medical devices to meet the additional requirements.  For certain devices, this transition period can be extended until May 2024.  We are excluding from our non-GAAP financial measures the incremental costs incurred to establish initial compliance with the regulations related to our currently-approved medical devices.  The incremental costs primarily include third-party consulting necessary to supplement our internal resources.

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

(12)	Represents tax adjustments relating to the impacts of tax only amortization resulting from the TRAF as well as certain restructuring transactions in Switzerland.

(13)	Other certain tax adjustments relate to various discrete tax period adjustments.

(14)	Diluted share count used in Adjusted Diluted EPS:

Three Months Ended
March 31, 2020
Diluted shares	206.5
Dilutive shares assuming net earnings	1.7
Adjusted diluted shares	208.2

Liquidity and Capital Resources

The COVID-19 pandemic will have a significant, adverse effect on our liquidity and capital resource needs.  The impact on our cash flows was minimal in the three-month period ended March 31, 2020.  However the reduction in sales due to elective surgical procedure deferrals as well as the expected increase in payment term extension requests and, thus, delays in collections from our customers, will have a negative impact on cash starting in the second quarter.  We have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times, including reductions to discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business, as well as compensation reductions for certain employees.  However, we will continue to incur fixed expenses that may result in negative operating cash flows in future periods.

As of March 31, 2020, we had $2,433.6 million in cash and cash equivalents of which $1,500.0 million was used to repay the principal amount of the 2.700% senior notes at maturity on April 1, 2020.  In addition, we have $1.5 billion available under our 2019 Multicurrency Revolving Facility that will mature on November 1, 2024.  On April 23, 2020, we entered into the 2020 Credit Agreement which contains the 2020 Revolving Facility, an unsecured revolving credit facility of $1.0 billion.  The terms of the 2019 Multicurrency Revolving Facility and the 2020 Revolving Facility (collectively, the “Revolving Facilities”) are described further below and in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Based on the actions described above, we believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.  Borrowings under the Revolving Facilities will likely be necessary to fund our operations in the near term.  However, there can be no assurance that, if needed, we will be able to secure additional financing if the COVID-19 pandemic has a sustained impact on our overall business and liquidity.

Sources of Liquidity

Cash flows provided by operating activities were $450.9 million in the three-month period ended March 31, 2020, compared to $283.6 million in the same prior year period.  In the 2019 period, we made a payment of approximately $168 million on a patent infringement lawsuit, which is the primary difference between operating cash flows in the 2020 period and the prior year period.  The 2020 period also benefited from incrementally higher sales of our accounts receivable to a third party, but this was partially offset by higher performance-related compensation payments related to prior performance periods.  Due to COVID-19, starting in the second quarter of 2020, our operating cash flows may be negative due to the expected decline in net sales and collection delays, as well as the continuance of fixed operating expenses.  Since March 31, 2020, with minimal exceptions we have continued to collect on outstanding receivables, but the collections may not be enough to generate positive operating cash flows if elective surgical procedures continue to be deferred.

Cash flows used in investing activities were $121.2 million in the three-month period ended March 31, 2020, compared to $105.5 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  In order to preserve cash, we are prioritizing necessary investments and may delay certain investments until elective surgical procedures have returned to previous levels.

Cash flows provided by financing activities were $1,492.8 million in the three-month period ended March 31, 2020, compared to $135.2 million used in financing activities in the same prior year period.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds.  These proceeds were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.

At March 31, 2020, our outstanding debt consisted of senior notes and term loans as follows (principal shown in U.S. Dollars in millions):

			Interest
Type	Principal	Currency	Rate	Maturity Date
Notes	1,500.0	U.S. Dollar	2.700%	April 1, 2020
Notes	450.0	U.S. Dollar	Floating	March 19, 2021
Notes	300.0	U.S. Dollar	3.375	November 30, 2021
Notes	750.0	U.S. Dollar	3.150	April 1, 2022
Term	108.5	Japanese Yen	0.635	September 27, 2022
Term	197.6	Japanese Yen	0.635	September 27, 2022
Notes	548.6	Euro	1.414	December 13, 2022
Notes	300.0	U.S. Dollar	3.700	March 19, 2023
Notes	2,000.0	U.S. Dollar	3.550	April 1, 2025
Notes	600.0	U.S. Dollar	3.050	January 15, 2026
Notes	548.6	Euro	2.425	December 13, 2026
Notes	548.6	Euro	1.164	November 15, 2027
Notes	900.0	U.S. Dollar	3.550	March 20, 2030
Notes	253.4	U.S. Dollar	4.250	August 15, 2035
Notes	317.8	U.S. Dollar	5.750	November 30, 2039
Notes	395.4	U.S. Dollar	4.450	August 15, 2045

The 2019 Multicurrency Revolving Facility will mature on November 1, 2024.  There were no outstanding borrowings under the 2019 Multicurrency Revolving Facility as of March 31, 2020, nor have we borrowed against it subsequent to then.  Due to the current and expected future adverse effects of COVID-19 on our operating results, on April 23, 2020 we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted Consolidated Leverage Ratio, temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  We are currently in compliance with our covenants under the 2019 Multicurrency Revolving Facility.  If we violate any covenants in the future, it is possible the lenders may terminate their commitments and require us to repay any outstanding borrowings immediately.

On April 23, 2020, we entered into the 2020 Credit Agreement, which contains the 2020 Revolving Facility, an unsecured revolving credit facility of $1.0 billion.  The 2020 Credit Agreement matures on December 31, 2020.  As of the date of this filing, we do not expect to borrow under the 2020 Credit Agreement; however, it will provide additional financial flexibility for our cash flow needs if elective surgical procedures are deferred longer than we anticipate.

We also had other available uncommitted credit facilities totaling $45.8 million as of March 31, 2020.

For additional information on our debt, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2020, $311.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $77.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.1 billion of unremitted earnings in future years.

Our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business.  Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables.  With minimal exceptions, we have continued to collect on outstanding receivables despite the measures hospitals have put in place to address COVID-19.  However, we are closely monitoring the financial stability of our customers and the country-specific risks, including those customers in markets with hospitals sponsored by the government.

In February 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We have paid cash dividends on a quarterly basis for more than five years; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Due to the expected decline in our cash flows as a result of the COVID-19 pandemic, our Board of Directors will assess our cash requirements and determine if we will continue to pay quarterly dividends in the near term.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of March 31, 2020, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately 40 percent of that expected to be incurred in 2020.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.

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

Also, as discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters with respect to which we expect to continue paying settlements over the next few years.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three-month period ended March 31, 2020 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•

the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective surgical procedures and our ability to collect accounts receivable;

•	the risks and uncertainties related to our ability to successfully execute our restructuring plans;
•	the success of our quality and operational excellence initiatives, including ongoing quality remediation efforts at our Warsaw North Campus facility;
•	the ability to remediate matters identified in inspectional observations or warning letters issued by U.S. Food and Drug Administration (FDA), while continuing to satisfy the demand for our products;
•	compliance with the Deferred Prosecution Agreement entered into in January 2017;
•	the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;

•	the ability to retain the independent agents and distributors who market our products;
•	dependence on a limited number of suppliers for key raw materials and outsourced activities;
•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;
•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;
•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;
•	the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally;
•

challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators, such as more stringent requirements for regulatory clearance of products;

•	the outcome of government investigations;
•	competition;
•	pricing pressures;
•	changes in customer demand for our products and services caused by demographic changes or other factors;
•	the impact of healthcare reform measures;
•	reductions in reimbursement levels by third-party payors and cost containment efforts of healthcare purchasing organizations;
•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	the ability to obtain and maintain adequate intellectual property protection;
•	breaches or failures of our information technology systems or products, including by cyber-attack, unauthorized access or theft;
•	the ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities;
•	product liability, intellectual property and commercial litigation losses;
•	changes in general industry and market conditions, including domestic and international growth rates;
•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and
•	the impact of the ongoing financial and political uncertainty on countries in the Euro zone on the ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2019 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are closely monitoring the effects the COVID-19 pandemic may have on our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), which could materially affect our business, financial condition and results of operations.  The risks described in our 2019 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  The risk factors set forth below update, and should be read together with, the risk factors described in our 2019 Form 10-K.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K, any of which could materially affect our business, financial condition and results of operations.

The risk factor set forth below replaces in its entirety the risk factor with the title “We have significant global sales and operations and face risks related to health epidemics that could impact our sales and operating results.”

The COVID-19 global pandemic has had, and we expect it to continue to have, a significant adverse impact on our business and financial results.

Our global operations expose us to risks associated with public health crises and outbreaks of epidemic, pandemic, or contagious diseases, such as the current outbreak of a novel strain of coronavirus (COVID-19).  To date, COVID‑19 has had, and we expect it to continue to have, an adverse impact on demand for our products, our sales, our operations, our supply chains and distribution systems, and our expenses, including as a result of preventive and precautionary measures that we, other businesses, and governments are taking.  Due to these impacts and measures, we have experienced and expect to continue to experience significant and unpredictable reductions in the demand for our products as healthcare customers divert medical resources and priorities towards the treatment of COVID-19.  For example, as COVID-19 reached a global pandemic level in the last two weeks of March 2020, we experienced a significant decline in procedure volumes globally as healthcare systems diverted resources to meet the increasing demands of managing COVID-19, and that decline has continued.  Additionally, the American College of Surgeons, the U.S. Surgeon General, the U.K. National Health Service and other public health bodies have recommended delaying elective surgeries during the COVID-19 pandemic, and patients, surgeons and medical societies are evaluating the risks of elective surgeries in the presence of infectious diseases, which we expect will continue to negatively impact demand for our products and the number of procedures performed.

As a result of the COVID-19 outbreak, we have experienced significant business disruptions, including restrictions on our ability to travel and to distribute our products, temporary closures of, or limited operations at, certain of our facilities and the facilities of our suppliers and contract manufacturers, as well as reduction in access to our customers due to diverted resources and priorities and the business hours of hospitals as governments institute prolonged shelter-in-place and/or self-quarantine mandates.  The unprecedented measures to slow the spread of the virus taken by local governments and healthcare authorities globally, including the deferral of elective medical procedures and social distancing measures, have had, and we expect them to continue to have, a significant adverse effect on our financial position, results of operations and cash flows.  These disruptions could result in:

•	Lower revenues, profits and cash flows compared to historic trends, and/or potentially quarterly losses and negative cash flows;
•	Additional bad debt charges and significantly decreased, including negative, operating cash flows, as a result of being unable to collect on our accounts receivable;
•	Excess inventory we cannot sell, which would result in increased inventory charges;
•	Our customers returning inventory to us, which would result in a reduction to our net sales;
•	Additional charges from operating our manufacturing facilities at less than normal capacity;
•	Long-lived asset impairment charges if our future cash flows are not sufficient to recover the carrying value of these assets;
•	Additional goodwill impairment charges;
•	Cash flow hedges that we have entered into may be ineffective due to forecasted transactions that will not occur, which would cause us to immediately recognize the ineffective portion of these hedges;
•	Failing the covenants in our credit facilities, which may cause any outstanding amounts to be payable immediately and could affect our access to capital to fund our business; and
•	Downgrades to our credit ratings, which could result in increased interest expense.

Additionally, we may need to take extraordinary measures to preserve cash in the near term, which could have a significant adverse impact on our business and investors.  If we have to terminate or furlough employees to preserve cash, it could adversely affect our ability to operate our business when elective medical procedures resume.  We may have to decrease investments in capital assets and other strategic areas of our business, which may adversely affect our ability to service customer needs when elective medical procedures resume or adversely affect our ability to compete against competitors who have continued investing in their business.  In late 2019, we initiated the 2019 Restructuring Plan.  We may have to defer those plans, which could delay or eliminate the benefits we expect to achieve from that initiative.  We may not be able to return cash to shareholders through quarterly cash dividends at the same amount we have in the past, or at all.

In addition, the COVID-19 pandemic has adversely affected, and we expect it to continue to adversely affect, the economies and financial markets of many countries, which may result in a period of regional, national, and global economic slowdown or regional, national, or global recessions that could further negatively affect demand for our products as hospitals curtail or delay spending and individuals experiencing unemployment and/or a loss of healthcare benefits cancel or delay elective procedures, and could also increase the risk of customer defaults or delays in payments.  Our customers may terminate or amend their agreements for the purchase of our products due to bankruptcy, lack of liquidity, lack of funding, operational failures or other reasons.  COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, present material uncertainty and risk with respect to our performance, financial condition, volume of business, results of operations and cash flows.  Due to the uncertain scope and duration of the pandemic and uncertain timing of global recovery and economic normalization, we are unable to estimate the impacts on our operations and financial results.  As a result, we have withdrawn our full-year 2020 financial guidance.

The risk factor set forth below replaces in its entirety the risk factor with the same title:

Interruption of our manufacturing operations could adversely affect our business, financial condition and results of operations.

We have manufacturing sites all over the world.  In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more of our plants.  Damage to one or more of our facilities from weather or natural disaster-related events, vulnerabilities in our technology, cyber-attacks against our information systems (such as ransomware attacks), or issues in our manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the QSR and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, or other factors could adversely affect our ability to manufacture our products.  In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand.  In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals.  As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

The risk factor set forth below replaces in its entirety the risk factor with the same title:

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party suppliers and we outsource some key manufacturing activities.  Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements.  In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, largely as a result of FDA regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our suppliers' manufacturing processes.  A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations.

In addition, many of our products require sterilization prior to sale and we utilize a mix of internal resources and contract sterilizers to perform this service.  To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, or reductions in operations and/or worker absences due to the COVID-19 pandemic or other health epidemics, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

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

The risk factor set forth below replaces in its entirety the risk factor with the same title.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets.  At March 31, 2020, we had $9.0 billion in goodwill and $7.1 billion of intangible assets.  The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired.  We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable.  As discussed further in Note 7 to our interim condensed consolidated financial statements, we recorded goodwill impairment charges of $612.0 million in the three-month period ended March 31, 2020 as a result of the adverse impacts from the COVID-19 pandemic and a change in our reportable segments.  If the operating performance at one or more of our reporting units falls significantly below current levels, including if elective surgical procedures are deferred longer than our current expectations due to the COVID-19 pandemic, if competing or alternative technologies emerge, or if market conditions or future cash flow estimates for one or more of our businesses decline, we could be required to record additional goodwill impairment charges.  Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

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

Like other large multi-national corporations, we have experienced instances of successful phishing attacks on our email systems and expect to be subject to similar attacks in the future. We also are subject to other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents.  In addition, as a result of the COVID-19 pandemic, a significant number of our employees who are able to work remotely are doing so, and malicious cyber actors may increase malware campaigns and phishing emails targeting teleworkers, preying on the uncertainties surrounding COVID-19, which exposes us to additional cybersecurity risks.  Our incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities.  If we fail to maintain or protect our information systems and data integrity effectively, we could:

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

During the three-month period ended March 31, 2020, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

4.1

Seventh Supplemental Indenture, dated as of March 20, 2020, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 20, 2020

4.2	Form of 3.050% Notes due 2026 (incorporated by reference to Exhibit 4.1 above)

4.3	Form of 3.550% Notes due 2030 (incorporated by reference to Exhibit 4.1 above)

10.1

First Amendment and Limited Waiver, dated as of February 25, 2020, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation, to the JP¥21,300,000,000 Term Loan Agreement dated as of September 22, 2017

10.2

Second Amendment and Limited Waiver, dated as of February 25, 2020, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation, to the JP¥11,700,000,000 Amended and Restated Term Loan Agreement dated as of September 22, 2017, as amended by the First Amendment dated as of April 23, 2018

10.3

Credit Agreement, dated as of April 23, 2020, among Zimmer Biomet Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.4

First Amendment, dated as of April 23, 2020, to the Credit Agreement dated as of November 1, 2019, among Zimmer Biomet Holdings, Inc., Zimmer Biomet G.K., Zimmer Luxembourg II S.À.R.L., the other borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.5

Second Amendment, dated as of April 28, 2020, to the Term Loan Agreement JP¥21,300,000,000 dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.6

Third Amendment, dated as of April 28, 2020, to the Amended and Restated Term Loan Agreement JP¥11,700,000,000 dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.7*	Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 11, 2020	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 11, 2020	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)