Form 10-Q
period 2020-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2020-08-05
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of July 20, 2020, 207,049,828 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2020

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Sales	$1,226.1	$1,988.6	$3,009.9	$3,964.1
Cost of products sold, excluding intangible asset amortization	424.5	581.3	911.6	1,134.7
Intangible asset amortization	147.7	146.9	295.3	290.3
Research and development	87.7	112.1	186.1	213.8
Selling, general and administrative	665.0	838.8	1,493.9	1,635.2
Goodwill and intangible asset impairment	33.0	70.1	645.0	70.1
Restructuring and other cost reduction initiatives	28.0	6.9	73.0	11.6
Quality remediation	9.7	22.7	26.1	42.4
Acquisition, integration and related	2.2	5.1	6.6	11.1
Operating expenses	1,397.8	1,783.9	3,637.6	3,409.2
Operating (Loss) Profit	(171.7)	204.7	(627.7)	554.9
Other income (expense), net	3.8	(4.7)	6.8	(5.2)
Interest expense, net	(54.0)	(59.7)	(104.9)	(117.7)
(Loss) earnings before income taxes	(221.9)	140.3	(725.8)	432.0
(Benefit) provision for income taxes	(13.7)	8.4	(8.5)	53.9
Net (Loss) Earnings	(208.2)	131.9	(717.3)	378.1
Less: Net loss attributable to noncontrolling interest	(1.6)	(1.8)	(2.2)	(1.7)
Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(206.6)	$133.7	$(715.1)	$379.8
(Loss) Earnings Per Common Share
Basic	$(1.00)	$0.65	$(3.46)	$1.86
Diluted	$(1.00)	$0.65	$(3.46)	$1.84
Weighted Average Common Shares Outstanding
Basic	206.8	204.8	206.6	204.6
Diluted	206.8	206.2	206.6	206.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (Loss) Earnings	$(208.2)	$131.9	$(717.3)	$378.1
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	23.0	15.1	(31.2)	10.7
Unrealized cash flow hedge (losses) gains, net of tax	(22.7)	0.4	32.1	14.9
Reclassification adjustments on hedges, net of tax	(13.1)	(6.2)	(26.6)	(14.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.1	2.4	1.8	4.4
Total Other Comprehensive (Loss) Income	(10.7)	11.7	(23.9)	15.6
Comprehensive (Loss) Income	(218.9)	143.6	(741.2)	393.7
Comprehensive loss attributable to the noncontrolling interest	(1.6)	(1.8)	(2.2)	(1.7)
Comprehensive (Loss) Income Attributable to
Zimmer Biomet Holdings, Inc.	$(217.3)	$145.4	$(739.0)	$395.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$713.4	$617.9
Accounts receivable, less allowance for doubtful accounts	1,064.5	1,363.9
Inventories	2,496.5	2,385.0
Prepaid expenses and other current assets	432.4	357.1
Total Current Assets	4,706.8	4,723.9
Property, plant and equipment, net	2,056.5	2,077.4
Goodwill	8,982.4	9,599.7
Intangible assets, net	6,937.4	7,257.6
Other assets	964.5	980.1
Total Assets	$23,647.6	$24,638.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$363.4	$400.9
Income taxes payable	121.9	126.7
Salaries, wages and benefits	214.7	314.1
Other current liabilities	1,011.2	1,099.8
Current portion of long-term debt	450.0	1,500.0
Total Current Liabilities	2,161.2	3,441.5
Deferred income taxes, net	804.9	840.1
Long-term income tax payable	689.4	685.1
Other long-term liabilities	588.9	557.8
Long-term debt	7,759.3	6,721.4
Total Liabilities	12,003.7	12,245.9
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 310.7 million shares in 2020 (309.9 million in 2019) issued	3.1	3.1
Paid-in capital	9,014.0	8,920.1
Retained earnings	9,610.0	10,427.3
Accumulated other comprehensive loss	(265.8)	(241.9)
Treasury stock, 103.8 million shares in 2020 (103.9 million shares in 2019)	(6,719.9)	(6,720.5)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,641.4	12,388.1
Noncontrolling interest	2.5	4.7
Total Stockholders' Equity	11,643.9	12,392.8
Total Liabilities and Stockholders' Equity	$23,647.6	$24,638.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance April 1, 2020	310.6	$3.1	$8,984.3	$9,866.2	$(255.1)	(103.8)	$(6,719.9)	$4.1	$11,882.7
Net loss	-	-	-	(206.6)	-	-	-	(1.6)	(208.2)
Other comprehensive loss	-	-	-	-	(10.7)	-	-	-	(10.7)
Cash dividends declared ($0.24 per share)	-	-	-	(49.7)	-	-	-	-	(49.7)
Stock compensation plans	0.1	-	29.7	0.1	-	-	-	-	29.8
Balance June 30, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9

Balance April 1, 2019	308.7	$3.1	$8,748.1	$9,688.1	$(183.5)	(103.9)	$(6,721.4)	$4.9	$11,539.3
Net earnings	-	-	-	133.7	-	-	-	(1.8)	131.9
Other comprehensive income	-	-	-	-	11.7	-	-	-	11.7
Cash dividends declared ($0.24 per share)	-	-	-	(49.1)	-	-	-	-	(49.1)
Stock compensation plans	0.1	-	28.4	-	-	-	-	-	28.4
Balance June 30, 2019	308.8	$3.1	$8,776.5	$9,772.7	$(171.8)	(103.9)	$(6,721.4)	$3.1	$11,662.2

Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(715.1)	-	-	-	(2.2)	(717.3)
Other comprehensive loss	-	-	-	-	(23.9)	-	-	-	(23.9)
Cash dividends declared ($0.48 per share)	-	-	-	(99.3)	-	-	-	-	(99.3)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	0.8	-	93.9	0.2	-	0.1	0.6	-	94.7
Balance June 30, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9

Balance January 1, 2019	307.9	$3.1	$8,686.1	$9,491.2	$(187.4)	(103.9)	$(6,721.7)	$4.8	$11,276.1
Net earnings	-	-	-	379.8	-	-	-	(1.7)	378.1
Other comprehensive income	-	-	-	-	15.6	-	-	-	15.6
Cash dividends declared ($0.48 per share)	-	-	-	(98.3)	-	-	-	-	(98.3)
Stock compensation plans	0.9	-	90.4	-	-	-	0.3	-	90.7
Balance June 30, 2019	308.8	$3.1	$8,776.5	$9,772.7	$(171.8)	(103.9)	$(6,721.4)	$3.1	$11,662.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net (loss) earnings	$(717.3)	$378.1
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	508.7	500.7
Share-based compensation	38.3	40.0
Goodwill and intangible asset impairment	645.0	70.1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(46.1)	(44.2)
Receivables	272.7	29.3
Inventories	(122.6)	(83.0)
Accounts payable and accrued liabilities	(233.9)	(269.8)
Other assets and liabilities	53.3	(36.6)
Net cash provided by operating activities	398.1	584.6
Cash flows provided by (used in) investing activities:
Additions to instruments	(159.3)	(144.8)
Additions to other property, plant and equipment	(59.2)	(96.7)
Net investment hedge settlements	26.8	21.3
Acquisition of intellectual property rights	-	(197.6)
Investments in other assets	(14.8)	(9.9)
Net cash used in investing activities	(206.5)	(427.7)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	1,497.1	-
Redemption of senior notes	(1,500.0)	-
Proceeds from term loans	-	200.0
Payments on term loans	-	(425.0)
Dividends paid to stockholders	(99.1)	(98.1)
Proceeds from employee stock compensation plans	61.7	54.8
Net cash flows from unremitted collections from factoring programs	(19.6)	(25.6)
Business combination contingent consideration payments	(7.5)	-
Debt issuance costs	(19.4)	-
Other financing activities	(6.1)	(4.9)
Net cash used in financing activities	(92.9)	(298.8)
Effect of exchange rates on cash and cash equivalents	(3.2)	2.2
Increase (decrease) in cash and cash equivalents	95.5	(139.7)
Cash and cash equivalents, beginning of year	617.9	542.8
Cash and cash equivalents, end of period	$713.4	$403.1

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

Risks and Uncertainties - Our results have been and are expected to continue to be significantly impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which are being deferred due to lockdowns, stay-at-home measures and other precautions.  The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to quantify at this time.  The COVID-19 pandemic is expected to have a significant unfavorable effect on our financial position, results of operations and cash flows in the near term.

The words “we,” “us,” “our” and similar words and “Zimmer Biomet” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

We reclassified certain prior period amounts to conform to the current period presentation.

2.  Significant Accounting Policies

Use of Estimates - The accompanying unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities.  These estimates have considered the impact the COVID-19 pandemic may have on our financial position, results of operations and cash flows.  Such estimates included, but were not limited to, variable consideration to our customers, our allowance for doubtful accounts for expected credit losses, the net realizable value of our inventory, the fair value of our goodwill and the recoverability of other long-lived assets.  Actual results could differ materially from these estimates.

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

Accounts receivable consists of trade and other miscellaneous receivables.  We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for expected credit losses.  Our concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information.  We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible.  The allowance for doubtful accounts was $77.3 million and $65.0 million as of June 30, 2020 and December 31, 2019, respectively.

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

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas	$733.7	$1,214.3	$1,835.0	$2,408.4
EMEA	218.7	438.0	616.8	901.9
Asia Pacific	273.7	336.3	558.1	653.8
Total	$1,226.1	$1,988.6	$3,009.9	$3,964.1

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Knees	$374.2	$703.5	$1,004.0	$1,397.6
Hips	329.7	478.5	762.3	961.9
S.E.T.	252.6	357.0	586.2	713.8
Dental, Spine & CMFT	182.5	292.4	434.2	579.7
Other	87.1	157.2	223.2	311.1
Total	$1,226.1	$1,988.6	$3,009.9	$3,964.1

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

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the first six months of 2020 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2020	$6.5	$4.4	$13.7	$24.6

Balance, December 31, 2019	$23.2	$-	$4.1	$27.3
Expenses incurred in the six months ended June 30, 2020	36.7	9.3	21.3	67.3
Cash payments	(30.8)	(3.0)	(6.7)	(40.5)
Balance, June 30, 2020	$29.1	$6.3	$18.7	$54.1

Expense incurred since the start of the 2019 Restructuring Plan	$59.9	$9.3	$34.4	$103.6

Expense estimated to be recognized for the 2019 Restructuring Plan	$155.0	$40.0	$180.0	$375.0

For the expense estimated to be recognized for the 2019 Restructuring Plan, we have disclosed the midpoint in our estimated range of expenses.  We do not include restructuring charges in the operating profit of our reportable segments.

In our condensed consolidated statement of earnings, we report restructuring charges in our “Restructuring and other cost reduction initiatives” financial statement line item.  We report the expenses for other cost reduction initiatives with restructuring expenses because these activities also have the goal of reducing costs across the organization.  However, since the cost reduction initiative expenses are not considered restructuring, they have been excluded from the amounts presented in this note.

5.  Inventories

	June 30,	December 31,
	2020	2019
	(in millions)
Finished goods	$1,996.8	$1,875.4
Work in progress	219.7	231.0
Raw materials	280.0	278.6
Inventories	$2,496.5	$2,385.0

6.  Property, Plant and Equipment

	June 30,	December 31,
	2020	2019
	(in millions)
Land	$27.5	$27.6
Buildings and equipment	2,097.9	2,007.0
Capitalized software costs	489.5	482.4
Instruments	3,373.9	3,250.5
Construction in progress	141.2	149.3
	6,130.0	5,916.8
Accumulated depreciation	(4,073.5)	(3,839.4)
Property, plant and equipment, net	$2,056.5	$2,077.4

We had $43.5 million and $39.8 million of property, plant and equipment included in accounts payable as of June 30, 2020 and December 31, 2019, respectively.

7.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas and Global Businesses	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Total
Balance at December 31, 2019
Goodwill	$7,699.8	$1,316.8	$507.4	$1,729.3	$11,253.3
Accumulated impairment losses	-	(567.0)	-	(1,086.6)	(1,653.6)
	$7,699.8	$749.8	$507.4	$642.7	$9,599.7
Goodwill reportable segment change	1,661.3	17.0	51.0	(1,729.3)	-
Accumulated impairment losses reportable segment change	(1,086.6)	-	-	1,086.6	-
Purchase accounting adjustments	0.3	-	-	-	0.3
Impairment	(142.0)	(470.0)	-	-	(612.0)
Currency translation	(1.2)	(4.1)	(0.3)	-	(5.6)
Balance at June 30, 2020
Goodwill	$9,360.2	$1,329.7	$558.1	$-	$11,248.0
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	-	(2,265.6)
	$8,131.6	$292.7	$558.1	$-	$8,982.4

As discussed further in Note 15, in connection with the 2019 Restructuring Plan, our operating segments and reportable segments have changed.  Goodwill has been reallocated from our previous reportable segments to reflect the new structure.  We now have five reporting units with goodwill assigned to them.

As of March 31, 2020, we tested three of our reporting units for impairment due to: i) the significant adverse effect the COVID-19 pandemic was expected to have on our operating results, and ii) the change in reportable segments, which changed the cash flows and asset compositions of certain reporting units.  This resulted in goodwill impairment charges of $470.0 million and $142.0 million recognized for our Europe, Middle East and Africa (“EMEA”) reporting unit and Dental reporting unit, respectively.  The remaining two reporting units with goodwill assigned to them were not tested for impairment as we concluded it is more likely than not the fair value of these reporting units exceeds their carrying value.

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our last annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures, our estimated cash flows in 2020 will be significantly lower than previously estimated in our last annual goodwill impairment test.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  As of June 30, 2020, $292.7 million of goodwill remains in the EMEA reporting unit.

The impairment charge of $142.0 million in our Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market have caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows.  We estimate the cash flows from our Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, economic uncertainty will likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  As of June 30, 2020, $255.0 million of goodwill remains in the Dental reporting unit.

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

In the three and six-month periods ended June 30, 2020 and 2019, we recognized $33.0 million and $70.1 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.  The $33.0 million charge in 2020 includes a $19.0 million impairment related to a project that requires additional research and development costs to complete, which delays the cash inflows and results in a decreased estimated fair value.  The remaining $14.0 million impairment charge in 2020 and the entire $70.1 million charge from 2019 are related to terminated IPR&D projects.  The termination of these projects is the result of prioritizing our internal research and development portfolio as a result of COVID-19 and to focus our engineering resources on the opportunities that most closely link to our mission.  Since these projects were not a priority, their terminations are not expected to have a significant impact on our future cash flows.

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of June 30, 2020 of $450.0 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $11.0 million and $21.8 million as of June 30, 2020 and December 31, 2019, respectively.

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

In the six-month periods ended June 30, 2020 and 2019, we sold receivables having an aggregate face value of $980.9 million and $1,595.9 million to third parties in exchange for cash proceeds of $979.9 million and $1,594.9 million, respectively.  Expenses recognized on these sales during the six-month periods ended June 30, 2020 and 2019 were not significant.  In the six-month periods ended June 30, 2020 and 2019, under the U.S. and Japan programs, we collected $885.8 million and $1,438.3 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $84.1 million and $73.9 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  At June 30, 2020 and December 31, 2019, we had collected $35.4 million and $54.6 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.

At June 30, 2020 and December 31, 2019, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $220.3 million and $270.2 million, respectively.

9.  Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2020	2019
Current portion of long-term debt
2.700% Senior Notes due 2020	$-	$1,500.0
Floating Rate Notes due 2021	450.0	-
Total current portion of long-term debt	$450.0	$1,500.0
Long-term debt
Floating Rate Notes due 2021	$-	$450.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	-
3.550% Senior Notes due 2030	900.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	561.6	561.3
2.425% Euro Notes due 2026	561.6	561.3
1.164% Euro Notes due 2027	561.6	561.3
Japan Term Loan A	108.6	106.9
Japan Term Loan B	197.8	194.7
Debt discount and issuance costs	(53.2)	(37.1)
Adjustment related to interest rate swaps	4.7	6.4
Total long-term debt	$7,759.3	$6,721.4

At June 30, 2020, our total current and non-current debt of $8.2 billion consisted of $8.0 billion aggregate principal amount of our senior notes, which included $1.7 billion of Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $4.7 million, partially offset by debt discount and issuance costs of $53.2 million.

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

On November 1, 2019, we entered into a revolving credit agreement (the “2019 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”), which replaced the previous $1.5 billion multicurrency revolving credit facility (the “2016 Multicurrency Revolving Facility”) and U.S term loan (“U.S Term Loan B”) under our credit agreement executed in September 2016 (as amended, the “2016 Credit Agreement”).  U.S. Term Loan B was paid in full during the six months ended June 30, 2019.  The 2019 Credit Agreement will mature on November 1, 2024, with two one-year extensions exercisable at our discretion and subject to required lender consent.  As of June 30, 2020, there were no outstanding borrowings under the 2019 Multicurrency Revolving Facility.

Borrowings under the 2019 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2019 Multicurrency Revolving Facility.  The 2019 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.   On April 23, 2020, we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted consolidated indebtedness to consolidated EBITDA ratio (“Consolidated Leverage Ratio”), temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  Pursuant to the amendment, the maximum permitted Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters under the 2019 Credit Agreement will be (i) 5.75 to 1.00 for periods ending between April 1, 2020 and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such maximum permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the 2019 Credit Agreement as of June 30, 2020. The amendment also increases the interest rate margin applicable to revolving loans and the facility fee, each of which are determined by reference to our senior unsecured long-term debt credit rating, through March 31, 2021.

On April 23, 2020, we entered into a revolving credit agreement (the “2020 Credit Agreement”) which is an unsecured revolving credit facility of $1.0 billion (the “2020 Revolving Facility”).  The 2020 Credit Agreement matures on December 31, 2020.  Borrowings under the 2020 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2020 Revolving Facility.  The 2020 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The 2020 Credit Agreement requires us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of no greater than 5.75 to 1.00.  The 2020 Revolving Facility is also subject to certain mandatory prepayment requirements and corresponding commitment reductions upon the issuance of indebtedness above $25.0 million, subject to specified carve-outs. As of June 30, 2020, there were no outstanding borrowings under the 2020 Credit Agreement and we were in compliance with all covenants.

The estimated fair value of our senior notes as of June 30, 2020, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,450.1 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of June 30, 2020, based upon publicly available market yield curves and the terms of the debt (Level 2), was $304.8 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2019	$(32.8)	$16.4	$(225.5)	$(241.9)
AOCI before reclassifications	(31.2)	32.1	-	0.9
Reclassifications to statements of earnings	-	(26.6)	1.8	(24.8)
Balance at June 30, 2020	$(64.0)	$21.9	$(223.7)	$(265.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2020	2019	2020	2019	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$15.1	$7.4	$30.7	$14.5	Cost of products sold
Interest rate swaps	-	-	-	2.8	Interest expense, net
Forward starting interest rate swaps	(0.1)	(0.2)	(0.3)	(0.3)	Interest expense, net
	15.0	7.2	30.4	17.0	Total before tax
	1.9	1.0	3.8	2.6	Provision for income taxes
	$13.1	$6.2	$26.6	$14.4	Net of tax
Defined benefit plans
Prior service cost	$1.0	$1.9	$2.0	$3.7	Other expense, net
Unrecognized actuarial loss	(2.7)	(5.5)	(5.4)	(10.8)	Other expense, net
	(1.7)	(3.6)	(3.4)	(7.1)	Total before tax
	0.4	(1.2)	(1.6)	(2.7)	Provision for income taxes
	$(2.1)	$(2.4)	$(1.8)	$(4.4)	Net of tax
Total reclassifications	$11.0	$3.8	$24.8	$10.0	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$4.3	$(18.7)	$23.0	$(24.9)	$6.3	$(31.2)
Unrealized cash flow hedge (losses) gains	(27.6)	(4.9)	(22.7)	38.1	6.0	32.1
Reclassification adjustments on cash flow hedges	(15.0)	(1.9)	(13.1)	(30.4)	(3.8)	(26.6)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.7	(0.4)	2.1	3.4	1.6	1.8
Total Other Comprehensive Loss	$(36.6)	$(25.9)	$(10.7)	$(13.8)	$10.1	$(23.9)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$8.1	$(7.0)	$15.1	$16.0	$5.3	$10.7
Unrealized cash flow hedge (losses) gains	(3.9)	(4.3)	0.4	12.8	(2.1)	14.9
Reclassification adjustments on cash flow hedges	(7.2)	(1.0)	(6.2)	(17.0)	(2.6)	(14.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.6	1.2	2.4	7.1	2.7	4.4
Total Other Comprehensive Income	$0.6	$(11.1)	$11.7	$18.9	$3.3	$15.6

11.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$43.2	$-	$43.2	$-
Cross-currency interest rate swaps	88.5	-	88.5	-
Total Assets	$131.7	$-	$131.7	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.2	$-	$0.2	$-
Total Liabilities	$0.2	$-	$0.2	$-

	As of December 31, 2019
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$39.1	$-	$39.1	$-
Cross-currency interest rate swaps	60.5	-	60.5	-
Total Assets	$99.6	$-	$99.6	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Total Liabilities	$0.6	$-	$0.6	$-

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The 4.625% Senior Notes were repaid at maturity in 2019. The remaining unamortized balance related to the 3.375% Senior Notes as of June 30, 2020 related to these discontinued hedges was $4.7 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of June 30, 2020 and December 31, 2019, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term debt	$304.6	$306.2	$4.7	$6.4

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2020 was $26.2 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2020, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,450 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2020, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2020 through November 2022. As of June 30, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,364.8 million. As of June 30, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $252.3 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2020	2019	2020	2019	Statements of Earnings	2020	2019	2020	2019
Foreign exchange forward contracts	$(27.6)	$(3.9)	$38.1	$12.8	Cost of products sold	$15.1	$7.4	$30.7	$14.5
Interest rate swaps	-	-	-	-	Interest expense, net	-	-	-	2.8
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.1)	(0.2)	(0.3)	(0.3)
	$(27.6)	$(3.9)	$38.1	$12.8		$15.0	$7.2	$30.4	$17.0

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2020, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $25.1 million, or $21.9 million after taxes, which is deferred in AOCI.  A gain of $38.4 million, or $32.6 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$424.5	$(54.0)	$581.3	$(59.7)	$911.6	$(104.9)	$1,134.7	$(117.7)
The effects of fair value, cash flow and net investment hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	0.8	-	2.1	-	1.7	-	4.2
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	15.1	-	7.4	-	30.7	-	14.5	-
Interest rate swaps	-	-	-	-	-	-	-	2.8
Forward starting interest rate swaps	-	(0.1)	-	(0.2)	-	(0.3)	-	(0.3)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	13.4	-	13.4	-	26.8	-	25.4

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2020	2019	2020	2019
Foreign exchange forward contracts	Other expense, net	$(7.7)	$(6.3)	$15.4	$(8.9)

These gains/(losses) do not reflect offsetting losses of $21.9 million in the six-month period ended June 30, 2020, offsetting gains of $1.6 million in the three-month period ended June 30, 2020, and offsetting gains of $1.3 million and $1.9 million in the three and six-month periods ended June 30, 2019, respectively, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2020 and December 31, 2019, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2020		As of December 31, 2019
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$38.5	Other current assets	$41.8
Cross-currency interest rate swaps	Other current assets	29.1	Other current assets	-
Foreign exchange forward contracts	Other assets	11.1	Other assets	9.8
Cross-currency interest rate swaps	Other assets	59.5	Other assets	60.5
Total asset derivatives		$138.2		$112.1
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$2.9	Other current liabilities	$7.9
Foreign exchange forward contracts	Other long-term liabilities	3.7	Other long-term liabilities	5.2
Total liability derivatives		$6.6		$13.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2020			As of December 31, 2019
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$38.5	$2.9	$35.6	$41.8	$7.9	$33.9
Cash flow hedges	Other assets	11.1	3.5	7.6	9.8	4.6	5.2
Liability Derivatives
Cash flow hedges	Other current liabilities	2.9	2.9	-	7.9	7.9	-
Cash flow hedges	Other long-term liabilities	3.7	3.5	0.2	5.2	4.6	0.6

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2020	2019	2020	2019
Euro Notes	$(39.0)	$(16.0)	$(0.9)	$4.4
Cross-currency interest rate swaps	(41.6)	(15.0)	28.1	19.2
	$(80.6)	$(31.0)	$27.2	$23.6

13.  Income Taxes

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted and signed into law and includes, among other things, refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property.  We have deferred certain tax payments which we expect to mostly pay in the third quarter of 2020.  We do not expect the provisions of the CARES Act to have a material impact on our tax provision.

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $310 million decrease to a $20 million increase.

We are under continuous audit by the Internal Revenue Service (“IRS”) and other taxing authorities.  During the course of these audits, we receive proposed adjustments from taxing authorities that may be material.  Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition.  Our U.S. Federal income tax returns have been audited through 2012 and are currently under audit for years 2013-2015.  The IRS has proposed adjustments for years 2005-2012, primarily related to reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these adjustments and intend to continue to vigorously defend our positions as we pursue resolution through petitions with the U.S. Tax Court for years 2005-2009 and the administrative process with the IRS Independent Office of Appeals for years 2010-2012.  While we have not yet received a complete and final Revenue Agents’ Report generally issued at the conclusion of an IRS examination, during the three months ended June 30, 2020, we received a draft Notice of Proposed Adjustments (“NOPA”) from the IRS for the 2013 through 2015 calendar years relating to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and reallocating profits between certain of our U.S. and foreign subsidiaries.

The draft NOPA related to the cost sharing agreement proposes an increase to our U.S. taxable income, which would result in additional tax expense related to 2013 of approximately $600 million, subject to interest and penalties.  We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement.  This is a draft NOPA and the final adjustments asserted by the IRS may differ materially.  We anticipate receiving a final NOPA in the coming weeks and do not expect changes to our reserves relative to these matters within the next twelve months.  We intend to vigorously contest the draft NOPA and if we are not able to remediate the draft NOPA at the IRS examination level, we will pursue all available administrative and, if necessary, judicial remedies.  If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved.  No payment of any amount related to the draft NOPA is required to be made, if at all, until all applicable proceedings have been completed.  We believe the tax liability we have previously accrued is correct, and accordingly, have not recognized any additional reserve for tax uncertainty based on the draft NOPA received.

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

In the three and six-month periods ended June 30, 2020, our effective tax rate (“ETR”) was 6.2 percent and 1.2 percent, respectively, compared to 6.0 percent and 12.5 percent in the three and six-month periods ended June 30, 2019, respectively.  Our ETR in the 2020 and 2019 periods were below the typical statutory tax rates for various reasons.  The 6.2 percent ETR in the three-month period ended June 30, 2020 was the result of the mix of some of our jurisdictions recognizing earnings while others had losses.  The 1.2 percent ETR in the six-month period ended June 30, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  The 6.0 percent ETR in the three-month period ended June 30, 2019 was primarily due to the favorable resolution of certain tax audits.  The 12.5 percent ETR in the six-month period ended June 30, 2019 was primarily due to the favorable resolution of certain tax audits as well as a release of uncertain tax positions due to emerging foreign tax guidance.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

14.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic net (loss) earnings per share	206.8	204.8	206.6	204.6
Effect of dilutive stock options and other equity awards	-	1.4	-	1.4
Weighted average shares outstanding for diluted net (loss) earnings per share	206.8	206.2	206.6	206.0

Since we incurred a net loss in the three and six-month periods ended June 30, 2020, no dilutive stock options or other equity awards were included as diluted shares.  During the three and six-month periods ended June 30, 2019, an average of 2.1 million options and 1.7 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration and related, litigation, litigation settlement gain, certain European Union Medical Device Regulation expenses, other charges and corporate functions.  Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments.  Intercompany transactions have been eliminated from segment operating profit.

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

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Prior period reportable segment financial information has been reclassified to conform to our new reportable segments.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating (Loss) Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas and Global Businesses	$757.5	$1,255.1	$83.0	$427.2
EMEA	204.1	405.8	20.0	117.5
Asia Pacific	264.5	327.7	78.4	118.0
Corporate Functions	-	-	(111.6)	(117.5)
Total	$1,226.1	$1,988.6
Inventory and manufacturing-related charges			(1.4)	(34.1)
Intangible asset amortization			(147.7)	(146.9)
Intangible asset impairment			(33.0)	(70.1)
Restructuring and other cost reduction initiatives			(28.0)	(6.9)
Quality remediation			(9.9)	(23.4)
Acquisition, integration and related			(2.2)	(5.1)
Litigation			(1.3)	(7.0)
European Union Medical Device Regulation			(6.1)	(5.1)
Other charges			(11.9)	(41.9)
Operating (loss) profit			$(171.7)	$204.7

	Net Sales		Operating (Loss) Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas and Global Businesses	$1,894.1	$2,490.7	$451.8	$817.2
EMEA	575.4	834.7	128.8	256.7
Asia Pacific	540.4	638.7	171.0	231.5
Corporate Functions	-	-	(215.6)	(235.2)
Total	$3,009.9	$3,964.1

Inventory and manufacturing-related charges			(2.0)	(36.1)
Intangible asset amortization			(295.3)	(290.3)
Goodwill and intangible asset impairment			(645.0)	(70.1)
Restructuring and other cost reduction initiatives			(73.0)	(11.6)
Quality remediation			(25.8)	(43.1)
Acquisition, integration and related			(6.6)	(11.1)
Litigation			(81.1)	(5.2)
Litigation settlement gain			-	23.5
European Union Medical Device Regulation			(17.1)	(6.7)
Other charges			(17.8)	(64.6)
Operating (loss) profit			$(627.7)	$554.9

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

Since 2008, we have recognized net expense of $443.0 million for Durom Cup-related claims.  We did not record any gain or expense for Durom Cup-related claims in the three or six-month periods ended June 30, 2020.  In the three and six-month periods ended June 30, 2019, we lowered our estimate of the number of Durom Cup-related claims we expect to settle and, as a result, we recognized gains of $7.0 million and $9.5 million, respectively, in selling, general and administrative expense.

Our estimate as of June 30, 2020 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $55.4 million.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Following higher than expected filings in the six-month period ended June 30, 2020, and an extension of the MDL schedule given the COVID-19 pandemic, we increased our estimate of the number of Metal Reaction-related claims that we expect to litigate in the future, resulting in additional litigation-related expense in the period.  Our estimate as of June 30, 2020 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $66.8 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  We continue to refine our estimates of the potential liability to settle the remaining claims and recognized additional litigation-related expense in the six-month period ended June 30, 2020.  Our estimate as of June 30, 2020 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $69.5 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Heraeus trade secret misappropriation lawsuits:  In December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV (now Zimmer Biomet Nederland BV), certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements (“European Cements”).  The lawsuit sought to preclude the defendants from producing, marketing and offering for sale their then-current line of European Cements and to compensate Heraeus for any damages incurred.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH (now Zimmer GmbH), seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a recent filing to the court, Heraeus indicated that it might further increase its claims in the course of the proceedings.  As of June 30, 2020, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiburg concerning the sale of the European Cements with certain changed raw materials.  Heraeus sought an injunction on the basis that the continued use of the product names for the European Cements was misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiburg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing occurred in December 2019 and on June 19, 2020, the court dismissed the appeal on different grounds, namely that the appeals court did not find any unfair competition in the continued use of the product names.  The appeals court did not grant leave to appeal, but Heraeus may file a request for appeal with the German Supreme Court.

United States: On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sold to Biomet, which Biomet incorporated into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.  On February 21, 2018, Heraeus filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit, which heard oral argument on the appeal on October 23, 2018.  On June 21, 2019, the Third Circuit partially reversed the decision of the U.S. District Court for the Eastern District of Pennsylvania granting Esschem summary judgment and remanded the case back to the lower court.  On July 5, 2019, Esschem filed a petition in the Third Circuit for rehearing en banc and a motion in the alternative to certify a question of state law to the Supreme Court of Pennsylvania, which was denied on August 1, 2019.  On June 1, 2020, as ordered by the court, the parties filed a joint status report, which remained pending as of June 30, 2020.

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.  In September 2019, the Zimmer Biomet parties filed a motion to stay the proceedings pending (1) the court’s decision on Esschem’s motion for summary judgment in the Esschem case described above and (2) the outcome of the U.S. International Trade Commission complaint filed by Heraeus asserting similar claims, described below under “Regulatory Matters, Government Investigations and Other Matters.”  On May 2, 2020, the court granted the Zimmer Biomet parties’ motion to stay the proceedings pending the outcome of the U.S. International Trade Commission complaint filed by Heraeus.

Other European Countries: Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against various Biomet-related and local Zimmer Biomet entities relating to the European Cements.  On October 2, 2018, the Belgian Court of Appeal of Mons issued a judgment in favor of Heraeus relating to its request for past damages caused by the alleged misappropriation of its trade secrets, and an injunction preventing future sales of certain European Cements in Belgium (the “Belgian Decision”).  We appealed this judgment to the Belgian Supreme Court.  The Belgian Supreme Court dismissed our appeal in October 2019 and this decision is final.  Heraeus filed a suit in Belgium concerning the continued sale of the European Cements with certain changed materials.  Like its suit in Germany, Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On May 7, 2019, the Liège Commercial Court issued a judgment that Zimmer Biomet failed to inform its hospital and surgeon customers of the changes made to the composition of the cement with certain changed materials and ordered, as a sole remedy, that Zimmer Biomet send letters to those customers, which we have done.  We and Heraeus have each filed an appeal to the judgment.

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

On October 29, 2019, an Italian court of first instance issued a judgment in favor of Heraeus on its claim of misappropriation of trade secrets, but did not yet order an award of damages.  We filed a timely appeal of the decision.

On January 23, 2020, a Finnish Market Court issued a judgment partly in favor of Heraeus on its claim of misappropriation of certain trade secrets.  Damage claims were not raised in the proceedings.  We appealed the decision to the Finnish Supreme Court.  On July 3, 2020, the Finnish Supreme Court declined to review the case, rendering the Market Court decision final.

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

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the Zimmer Biomet Defendant group filed a motion (i) to amend the court’s order on the motion to certify two issues for interlocutory appeal, and (ii) to stay proceedings pending appeal.  On February 21, 2019, that motion was denied.  On April 11, 2019, the plaintiffs moved for class certification.  On June 20, 2019, the Zimmer Biomet Defendant group filed its response.  The plaintiffs seek unspecified damages and interest, attorneys’ fees, costs, and other relief.  Although we believe this lawsuit is without merit, during a mediation in December 2019, plaintiffs and defendants, along with Zimmer Biomet’s insurers, reached a settlement in principle to resolve the claims for $50.0 million.  We made an accrual for the proposed settlement that we expect to be fully covered by our insurers.  On May 21, 2020, the Court granted preliminary approval of the settlement.  On or before June 12, 2020, all responsible insurers made their payments to the qualified settlement fund.  The final approval hearing is scheduled for September 3, 2020.

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants, based on substantially the same factual allegations as the putative federal securities class action referenced above (Shah v. Zimmer Biomet Holdings, Inc. et al.).  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged material false statements.  The plaintiffs do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount.  The plaintiffs also seek attorneys’ fees, costs and other relief.

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the U.S. International Trade Commission (“ITC”) against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted into whether we have committed an “unfair act” in the importation, sale for importation, or sale after importation of certain bone cement products.  An evidentiary hearing in front of an administrative law judge at the ITC was held in January 2020 and an Initial Determination was issued on May 6, 2020.  In the Initial Determination, the administrative law judge held that we did not commit an “unfair act” in the importation, sale for importation, or sale after importation of the two challenged bone cement products, and thus we are not restricted from continuing to manufacture and sell the two challenged bone cement products in the United States.  On July 13, 2020, the ITC issued notice of intent to review the Initial Determination in part and is expected to issue a Final Determination in September 2020.  Thereafter, the Final Determination is subject to review on appeal to the United States Court of Appeals for the Federal Circuit by either or both of Heraeus and us.  We cannot currently predict the ultimate outcome of this investigation after review by the ITC and any appeals, but an adverse outcome in this ITC proceeding could have a material adverse effect on our business, financial condition and results of operations.

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw and Ponce.  As of June 30, 2020, the Warsaw and Ponce warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S.

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

Under the DPA, which has a term of three years, the DOJ agreed to defer criminal prosecution of us in connection with the charged violation of the internal controls provision of the FCPA as long as we comply with the terms of the DPA.  In addition, we are subject to oversight by an independent compliance monitor, who was appointed effective as of August 7, 2017.  On July 17, 2020, the independent compliance monitor submitted a letter to the SEC and DOJ certifying that our compliance program, including its policies and procedures, is reasonably designed and implemented to prevent and detect violations of the FCPA and is functioning effectively.  We expect the monitorship to conclude no later than August 7, 2020 and the charges against us to be dismissed with prejudice.

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

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results have been and are expected to continue to be significantly impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.

The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to identify or quantify at this time.  We were encouraged by certain developments in the second quarter, but COVID-19 continues to bring near-term uncertainty.  In the second quarter, April was the lowest month for elective surgical procedures, with sequential improvement in May and June.  Based upon current indications, we expect that sequential improvement will continue through the third and fourth quarters, but possibly at a more modest pace than occurred from April to June.  There are many positive and negative variables and uncertainties that could impact our near-term performance, including the number of patients who deferred procedures returning to their surgeons, patients who will continue to defer procedures due to concerns of contracting the virus, patients affected by job losses and/or loss of insurance coverage, and a return of the virus to markets that had partially or mostly recovered.  However, we believe that hospitals are now better prepared and informed to handle the virus than they were in March, including personal protective equipment availability, but that preparedness and availability is subject to change.

With the deferral of elective surgical procedures, we have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times.  Late in 2019, we initiated the 2019 Restructuring Plan to reduce our costs.  In response to the COVID-19 pandemic, we have temporarily reduced discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business, and we temporarily suspended or limited production at certain manufacturing facilities.  However, we have not experienced significant disruptions in our supply chain, or in our ability to meet our customer demands.   We are also utilizing government wage assistance programs in certain global markets and other policy support mechanisms, including tax relief provisions in the U.S. CARES Act.

Results for the Three and Six-Month Periods ended June 30, 2020

Primarily as a result of the COVID-19 pandemic, our net sales decreased by 38.3 percent and 24.1 percent in the three and six-month periods ended June 30, 2020, respectively, compared to the same prior year periods.  We recognized a net loss in the three and six-month periods ended June 30, 2020, driven by lower sales due to the COVID-19 pandemic, in addition to goodwill and intangible asset impairment charges totaling $33.0 million and $645.0 million, respectively.  We temporarily suspended or limited production at certain manufacturing facilities, resulting in us immediately expensing $67.6 million in the three and six-month periods ended June 30, 2020 that related to certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity.  We also incurred higher restructuring and other cost reduction initiative expenses in the 2020 periods when compared to the same prior year periods.  Lastly, in the six-month period ended June 30, 2020, we recognized litigation-related charges of $81.1 million compared to net litigation gains of $18.3 million in the same prior year period.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Americas	$733.7	$1,214.3	(39.6)%	(36.9)%	(2.6)%	(0.1)%
EMEA	218.7	438.0	(50.1)	(48.7)	(0.3)	(1.1)
Asia Pacific	273.7	336.3	(18.6)	(17.2)	(1.0)	(0.4)
Total	$1,226.1	$1,988.6	(38.3)	(36.2)	(1.8)	(0.3)

	Six Months Ended
	June 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Americas	$1,835.0	$2,408.4	(23.8)%	(21.0)%	(2.7)%	(0.1)%
EMEA	616.8	901.9	(31.6)	(28.5)	(1.3)	(1.8)
Asia Pacific	558.1	653.8	(14.6)	(13.0)	(1.0)	(0.6)
Total	$3,009.9	$3,964.1	(24.1)	(21.4)	(2.1)	(0.6)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Knees	$374.2	$703.5	(46.8)%	(44.2)%	(2.3)%	(0.3)%
Hips	329.7	478.5	(31.1)	(28.5)	(2.2)	(0.4)
S.E.T.	252.6	357.0	(29.2)	(26.0)	(2.7)	(0.5)
Dental, Spine & CMFT	182.5	292.4	(37.6)	(38.1)	0.7	(0.2)
Other	87.1	157.2	(44.5)	(42.9)	(1.4)	(0.2)
Total	$1,226.1	$1,988.6	(38.3)	(36.2)	(1.8)	(0.3)

	Six Months Ended
	June 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Knees	$1,004.0	$1,397.6	(28.2)%	(25.2)%	(2.3)%	(0.7)%
Hips	762.3	961.9	(20.8)	(17.5)	(2.6)	(0.7)
S.E.T.	586.2	713.8	(17.9)	(15.1)	(2.2)	(0.6)
Dental, Spine & CMFT	434.2	579.7	(25.1)	(24.1)	(0.6)	(0.4)
Other	223.2	311.1	(28.2)	(25.9)	(1.9)	(0.4)
Total	$3,009.9	$3,964.1	(24.1)	(21.4)	(2.1)	(0.6)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% (Dec)	2020	2019	% (Dec)
Knees
Americas	$221.0	$414.5	(46.7)%	$601.3	$823.7	(27.0)%
EMEA	65.2	163.4	(60.1)	217.9	339.1	(35.7)
Asia Pacific	88.0	125.6	(29.9)	184.8	234.8	(21.3)
Total	$374.2	$703.5	(46.8)	$1,004.0	$1,397.6	(28.2)
Hips
Americas	$170.7	$253.3	(32.6)%	$403.2	$500.4	(19.4)%
EMEA	70.8	125.9	(43.7)	182.2	259.0	(29.7)
Asia Pacific	88.2	99.3	(11.3)	176.9	202.5	(12.7)
Total	$329.7	$478.5	(31.1)	$762.3	$961.9	(20.8)

Demand (Volume and Mix) Trends

Declines in volume and changes in the mix of product sales had a negative effect of 36.2 percent and 21.4 percent on year-over-year sales during the three and six-month periods ended June 30, 2020, respectively.  Volumes declined from the deferral of many elective surgical procedures due to COVID-19.  Based on current indications, we expect to see sequential improvement to these negative trends through the third and fourth quarters, but possibly at a more modest pace than occurred from April to June.

Based upon country dynamics, volume declines varied by region.  In Asia Pacific, Japan is our largest market and did not experience as much of an impact from COVID-19 as other countries.  Additionally, in China the volume declines started to occur in February, allowing time for better sequential improvement in the second quarter.  In the Americas, we saw stronger than expected recovery in May and June.  In the U.S., we are seeing second waves of steep infection growth.  However, we clearly see that healthcare systems, in general, are better equipped to address the pandemic such that we are not seeing an erosion of elective procedures at the same levels as observed in April.  In EMEA, the return to elective surgical procedures was slower than other regions, but continued to improve throughout the quarter in our major markets.

Pricing Trends

Global selling prices had a negative effect of 1.8 percent and 2.1 percent on year-over-year sales during the three and six-month periods ended June 30, 2020, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2020, changes in foreign currency exchange rates had a negative effect of 0.3 percent and 0.6 percent on year-over-year sales, respectively.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of less than 1 percent on full-year 2020 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2020	2019	(Dec)	2020	2019	(Dec)
Cost of products sold, excluding intangible asset amortization	34.6%	29.2%	5.4%	30.3%	28.6%	1.7%
Intangible asset amortization	12.0	7.4	4.6	9.8	7.3	2.5
Research and development	7.2	5.6	1.6	6.2	5.4	0.8
Selling, general and administrative	54.2	42.2	12.0	49.6	41.3	8.3
Goodwill and intangible asset impairment	2.7	3.5	(0.8)	21.4	1.8	19.6
Restructuring and other cost reduction initiatives	2.3	0.3	2.0	2.4	0.3	2.1
Quality remediation	0.8	1.1	(0.3)	0.9	1.1	(0.2)
Acquisition, integration and related	0.2	0.3	(0.1)	0.2	0.3	(0.1)
Operating (loss) profit	(14.0)	10.3	(24.3)	(20.9)	14.0	(34.9)

The increase in cost of products sold as a percentage of net sales for the three and six-month periods ended June 30, 2020 compared to the same prior year periods was primarily due to temporarily suspended or limited production at certain manufacturing facilities resulting in us immediately expensing $67.6 million that related to certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity.  Additionally, excess and obsolete charges as a percentage of net sales increased as these charges did not decline ratably with the significant decline in our net sales.  These unfavorable items were partially offset by a charge of $20.8 million incurred in the three and six-month periods ended June 30, 2019 to terminate a long-term raw material supply agreement.  Additionally, hedge gains on our hedging program were higher in the 2020 periods than in the same prior year periods.

Intangible asset amortization expense increased minimally in the three and six-month periods ended June 30, 2020 compared to the same prior year periods due to additional amortization from the agreement to buy out certain licensing arrangements we entered into on April 1, 2019 and other small acquisitions made in 2019.

Research and development (“R&D”) expenses decreased, but R&D expenses as a percentage of net sales increased, in the three and six-month periods ended June 30, 2020 compared to the same prior year periods.  The decrease in expenses was primarily due to savings as a result of the 2019 Restructuring Plan and lower spending on travel and certain project costs due to COVID-19.  R&D expenses as a percentage of net sales increased due to the lower sales from the impact of COVID-19.

Selling, general and administrative (“SG&A”) expenses decreased in the three and six-month periods ended June 30, 2020 compared to the same prior year periods primarily due to lower variable selling expenses from the significant decline in our net sales, as well as specific cost reductions taken due to COVID-19 and the continued early impact of the 2019 Restructuring Plan.  In the six-month period ended June 30, 2020 these lower variable selling expenses were partially offset by higher litigation-related charges of $81.1 million compared to net litigation gains of $18.3 million in the same prior year period.  Since SG&A expenses include many fixed expenses, the decline in sales due to COVID-19 resulted in an increase in SG&A expenses as a percentage of net sales in the 2020 periods.

In the three and six-month periods ended June 30, 2020, we recognized goodwill and intangible asset impairment charges of $33.0 million and $645.0 million, respectively, including charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively, in the first quarter of 2020.  In the three and six-month periods ended June 30, 2019, we recognized intangible asset impairment charges of $70.1 million.  For more information regarding these charges, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $28.0 million and $73.0 million in the three and six-month periods ended June 30, 2020, respectively, attributable to restructuring and other cost reduction initiatives, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with the 2019 Restructuring Plan.  For more information regarding these charges, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Our quality remediation expenses declined in the three and six-month periods ended June 30, 2020 compared to the same prior year periods, due to the natural regression of completing our remediation milestones.  Acquisition, integration and related expenses declined in the three and six -month periods ended June 30, 2020 compared to the same prior year periods, mainly due to the completion of certain integration efforts.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three and six-month periods ended June 30, 2020 and 2019, the increase in other income (expense), net, was primarily related to certain components of pension expense and changes to the fair value of our equity investments.

Interest expense, net, decreased in the three and six-month periods ended June 30, 2020, compared to the same prior year periods, due to lower average outstanding debt balances during the 2020 periods resulting from debt repayments throughout 2019 and Euro notes that were issued in the fourth quarter of 2019 that were used to refinance debt with higher interest rates.

In the three and six-month periods ended June 30, 2020, our effective tax rate (“ETR”) was 6.2 percent and 1.2 percent, respectively, compared to 6.0 percent and 12.5 percent in the three and six-month periods ended June 30, 2019, respectively.  Our ETR in the 2020 and 2019 periods was below the typical statutory tax rate for various reasons.  The 6.2 percent ETR in the three-month period ended June 30, 2020 was the result of the mix of some of our jurisdictions recognizing earnings while others had losses.  The 1.2 percent ETR in the six-month period ended June 30, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  The 6.0 percent ETR in the three-month period ended June 30, 2019 was primarily due to the favorable resolution of certain tax audits.  The 12.5 percent ETR in the six-month period ended June 30, 2019 was primarily due to the favorable resolution of certain tax audits as well as a release of uncertain tax positions due to emerging foreign tax guidance in the first quarter.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Americas and Global Businesses	$757.5	$1,255.1	$83.0	$427.2	11.0%	34.0%
EMEA	204.1	405.8	20.0	117.5	9.8	29.0
Asia Pacific	264.5	327.7	78.4	118.0	29.6	36.0

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Americas and Global Businesses	$1,894.1	$2,490.7	$451.8	$817.2	23.9%	32.8%
EMEA	575.4	834.7	128.8	256.7	22.4	30.8
Asia Pacific	540.4	638.7	171.0	231.5	31.6	36.2

Similar to our consolidated results, all of our segments were adversely affected by COVID-19.  In each of our segments, operating profit as a percentage of net sales declined in the three and six-month periods ended June 30, 2020 compared to the same prior year periods due to the effect of fixed operating expenses that did not decline proportionally with lower net sales.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude, as applicable, certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill and intangible asset impairment; restructuring and other cost reduction initiative expenses; quality remediation expenses; acquisition, integration and related expenses; certain litigation gains and charges; expenses to establish initial compliance with the European Union Medical Device Regulation; other charges; any related effects on our income tax provision associated with these items; tax adjustments relating to the impacts of tax only amortization in Switzerland; other certain tax adjustments; and, with respect to earnings per share information, provide for the effect of dilutive shares assuming net earnings in a period of a reported net loss.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net (loss) earnings and diluted (loss) earnings per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share used for internal management purposes (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (Loss) Earnings of Zimmer Biomet Holdings, Inc.	$(206.6)	$133.7	$(715.1)	$379.8
Inventory and manufacturing-related charges(1)	1.4	34.1	2.0	36.1
Intangible asset amortization(2)	147.7	146.9	295.3	290.3
Goodwill and intangible asset impairment(3)	33.0	70.1	645.0	70.1
Restructuring and other cost reduction initiatives(4)	28.0	6.9	73.0	11.6
Quality remediation(5)	9.9	23.4	25.8	43.1
Acquisition, integration and related(6)	2.2	5.1	6.6	11.1
Litigation(7)	1.3	7.0	81.1	5.2
Litigation settlement gain(8)	-	-	-	(23.5)
European Union Medical Device Regulation(9)	6.1	5.1	17.1	6.7
Other charges(10)	7.3	41.3	13.9	63.4
Taxes on above items(11)	(23.5)	(69.8)	(93.7)	(100.6)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	(0.7)	-	16.2	-
Other certain tax adjustments(13)	4.1	(6.1)	(3.1)	(11.4)
Adjusted Net Earnings	$10.2	$397.7	$364.1	$781.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Diluted (Loss) Earnings Per Share	$(1.00)	$0.65	$(3.46)	$1.84
Inventory and manufacturing-related charges(1)	0.01	0.17	0.01	0.18
Intangible asset amortization(2)	0.71	0.71	1.43	1.41
Goodwill and intangible asset impairment(3)	0.16	0.34	3.12	0.34
Restructuring and other cost reduction initiatives(4)	0.14	0.03	0.35	0.06
Quality remediation(5)	0.05	0.11	0.12	0.21
Acquisition, integration and related(6)	0.01	0.02	0.03	0.05
Litigation(7)	0.01	0.03	0.39	0.03
Litigation settlement gain(8)	-	-	-	(0.11)
European Union Medical Device Regulation(9)	0.03	0.02	0.08	0.03
Other charges(10)	0.04	0.21	0.07	0.31
Taxes on above items(11)	(0.13)	(0.34)	(0.44)	(0.50)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	-	-	0.08	-
Other certain tax adjustments(13)	0.02	(0.02)	(0.02)	(0.05)
Effect of dilutive shares assuming net earnings(14)	-	-	(0.01)	-
Adjusted Diluted Earnings Per Share	$0.05	$1.93	$1.75	$3.80

(1)

Inventory and manufacturing-related charges include excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.  In the 2019 periods, inventory and manufacturing-related charges also include a $20.8 million charge incurred to terminate a raw material supply agreement.

(2)

We exclude intangible asset amortization from our non-GAAP financial measures because we internally assess our performance against our peers without this amortization.  Due to various levels of acquisitions among our peers, intangible asset amortization can vary significantly from company to company.

(3)

In the first quarter of 2020, we recognized goodwill impairment charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively.  In the second quarters of 2020 and 2019, we recognized $33.0 million and $70.1 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.

(4)

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program that includes a reorganization of key businesses and an overall effort to reduce costs in order to accelerate decision-making and focus the organization on priorities to drive growth.  Restructuring and other cost reduction initiatives also include other cost reduction initiatives that have the goal of reducing costs across the organization.

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

(12)	Represents tax adjustments relating to the impacts of tax only amortization resulting from Swiss Tax Reform as well as certain restructuring transactions in Switzerland.

(13)	Other certain tax adjustments relate to various discrete tax period adjustments.

(14)	Diluted share count used in Adjusted Diluted EPS:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Diluted shares	206.8	206.6
Dilutive shares assuming net earnings	1.0	1.4
Adjusted diluted shares	207.8	208.0

Liquidity and Capital Resources

The COVID-19 pandemic has had, and will continue to have a significant, adverse effect on our liquidity and capital resource needs, primarily driven by the reduction in sales due to elective surgical procedure deferrals.  We have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times, including reductions to discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business.  However, we continued to incur fixed expenses that resulted in negative operating cash flows of $52.8 million in the three-month period ended June 30, 2020.

As of June 30, 2020, we had $713.4 million in cash and cash equivalents.  In addition, we have $1.0 billion available to borrow under our 2020 Credit Agreement that contains the 2020 Revolving Facility and matures on December 31, 2020, and $1.5 billion available under our 2019 Multicurrency Revolving Facility that will mature on November 1, 2024.  The terms of the 2019 Multicurrency Revolving Facility and the 2020 Revolving Facility (collectively, the “Revolving Facilities”) are described further below and in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Based on the actions described above, we believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our Revolving Facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.  At this time, we do not anticipate needing to borrow against our Revolving Facilities to fund our operations.  However, due to the significant uncertainties of the COVID-19 pandemic, it is possible our needs may change.  There can be no assurance that, if needed, we will be able to secure additional financing if recovery from the COVID-19 pandemic slows and has a sustained impact on our overall business and liquidity.

Sources of Liquidity

Cash flows provided by operating activities were $398.1 million in the six-month period ended June 30, 2020, compared to $584.6 million in the same prior year period.  The decline in cash flow from operating activities was primarily the result of COVID-19 reducing our cash inflows due to lower net sales while we continued to pay many fixed operating costs.  However, we did take advantage of the CARES Act and deferred certain tax payments which we expect to mostly pay in the third quarter of 2020.  The 2019 period included a payment of approximately $168 million on a patent infringement lawsuit.

Cash flows used in investing activities were $206.5 million in the six-month period ended June 30, 2020, compared to $427.7 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  In order to preserve cash, we are prioritizing necessary investments which are reflected in the lower investments in property, plant and equipment of $59.2 million in the 2020 period when compared to $96.7 million in the 2019 period.  In the 2019 period, we paid $197.6 million to buy out certain licensing arrangements from third parties.

Cash flows used in financing activities were $92.9 million in the six-month period ended June 30, 2020, compared to $298.8 million in the same prior year period.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds, which were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.  In the 2019 period, we had $225.0 million in net repayments of term loans.

At June 30, 2020, our outstanding debt consisted of senior notes and term loans as follows (principal shown in U.S. Dollars in millions):

			Interest
Type	Principal	Currency	Rate	Maturity Date
Notes	450.0	U.S. Dollar	Floating	March 19, 2021
Notes	300.0	U.S. Dollar	3.375	November 30, 2021
Notes	750.0	U.S. Dollar	3.150	April 1, 2022
Term	108.6	Japanese Yen	0.635	September 27, 2022
Term	197.8	Japanese Yen	0.635	September 27, 2022
Notes	561.6	Euro	1.414	December 13, 2022
Notes	300.0	U.S. Dollar	3.700	March 19, 2023
Notes	2,000.0	U.S. Dollar	3.550	April 1, 2025
Notes	600.0	U.S. Dollar	3.050	January 15, 2026
Notes	561.6	Euro	2.425	December 13, 2026
Notes	561.6	Euro	1.164	November 15, 2027
Notes	900.0	U.S. Dollar	3.550	March 20, 2030
Notes	253.4	U.S. Dollar	4.250	August 15, 2035
Notes	317.8	U.S. Dollar	5.750	November 30, 2039
Notes	395.4	U.S. Dollar	4.450	August 15, 2045

The 2019 Multicurrency Revolving Facility will mature on November 1, 2024.  There were no outstanding borrowings under the 2019 Multicurrency Revolving Facility as of June 30, 2020, nor have we borrowed against it subsequent to then.  Due to the current and expected future adverse effects of COVID-19 on our operating results, on April 23, 2020 we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted Consolidated Leverage Ratio, temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  We are currently in compliance with our covenants under the 2019 Multicurrency Revolving Facility.  If we violate any covenants in the future, it is possible the lenders may terminate their commitments and require us to repay any outstanding borrowings immediately.

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

As of June 30, 2020, $216.3 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $64.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.1 billion of unremitted earnings in future years.

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

In February and May 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We have paid cash dividends on a quarterly basis for more than five years; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.  Due to the decline in our cash flows as a result of the COVID-19 pandemic, our Board of Directors will continue to assess our cash requirements and determine if our quarterly dividends will be impacted in the future.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of June 30, 2020, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately $145 million of that total expected to be incurred by the end of 2020.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

As discussed in Note 13 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2005 through 2012, as well as a draft NOPA for years 2013 through 2015,  reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and intend to continue to vigorously defend our positions.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three and six-month periods ended June 30, 2020 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are closely monitoring the effects the COVID-19 pandemic may have on our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), as updated in Part II, Item1A “Risk Factors” of our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (“First Quarter 2020 Form 10-Q”), which could materially affect our business, financial condition and results of operations.  The risks described in our 2019 Form 10-K and First Quarter 2020 Form 10-Q are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2019 Form 10-K and First Quarter 2020 Form 10-Q, any of which could materially affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three-month period ended June 30, 2020, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

10.1

Credit Agreement, dated as of April 23, 2020, among Zimmer Biomet Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.2

First Amendment, dated as of April 23, 2020, to the Credit Agreement dated as of November 1, 2019, among Zimmer Biomet Holdings, Inc., Zimmer Biomet G.K., Zimmer Luxembourg II S.À.R.L., the other borrowing subsidiaries referred to therein, JPMorgan Chase Bank, N.A., as General Administrative Agent, JPMorgan Chase Bank, N.A., Tokyo Branch, as Japanese Administrative Agent, J.P. Morgan Europe Limited, as European Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.3

Second Amendment, dated as of April 28, 2020, to the Term Loan Agreement JP¥21,300,000,000 dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.4

Third Amendment, dated as of April 28, 2020, to the Amended and Restated Term Loan Agreement JP¥11,700,000,000 dated as of September 22, 2017, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed April 29, 2020)

10.5*	Confidentiality, Non-Competition and Non-Solicitation Agreement with Sang Yi dated June 15, 2020

10.6*	Change in Control Severance Agreement with Sang Yi dated June 15, 2020

10.7*	Letter of Appointment by and between Zimmer Asia (HK) Limited and Sang Yi dated June 15, 2020

10.8*

Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2020)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 4, 2020	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 4, 2020	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)