Form 10-Q
period 2020-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2020-11-06
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of October 23, 2020, 207,278,375 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2020

Part I – Financial Information

Item 1.  Financial  Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Sales	$1,929.3	$1,892.4	$4,939.2	$5,856.5
Cost of products sold, excluding intangible asset amortization	569.4	535.7	1,481.0	1,670.4
Intangible asset amortization	149.7	146.6	445.0	436.9
Research and development	85.9	114.4	272.0	328.2
Selling, general and administrative	790.0	826.4	2,283.9	2,461.6
Goodwill and intangible asset impairment	-	-	645.0	70.1
Restructuring and other cost reduction initiatives	16.2	5.4	89.2	17.0
Quality remediation	9.8	20.7	35.9	63.1
Acquisition, integration and related	9.1	(2.6)	15.7	8.5
Operating expenses	1,630.1	1,646.6	5,267.7	5,055.8
Operating Profit (Loss)	299.2	245.8	(328.5)	800.7
Other income (expense), net	10.6	(4.4)	17.4	(9.6)
Interest expense, net	(54.0)	(56.8)	(158.9)	(174.5)
Earnings (loss) before income taxes	255.8	184.6	(470.0)	616.6
Provision (benefit) for income taxes	9.7	(247.4)	1.2	(193.5)
Net Earnings (Loss)	246.1	432.0	(471.2)	810.1
Less: Net earnings (loss) attributable to noncontrolling interest	3.6	0.9	1.4	(0.8)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$242.5	$431.1	$(472.6)	$810.9
Earnings (Loss) Per Common Share
Basic	$1.17	$2.10	$(2.29)	$3.96
Diluted	$1.16	$2.08	$(2.29)	$3.93
Weighted Average Common Shares Outstanding
Basic	207.1	205.3	206.8	204.8
Diluted	208.5	207.0	206.8	206.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Earnings (Loss)	$246.1	$432.0	$(471.2)	$810.1
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	8.5	(70.8)	(22.7)	(60.1)
Unrealized cash flow hedge (losses) gains, net of tax	(23.4)	26.1	8.7	41.0
Reclassification adjustments on hedges, net of tax	(7.0)	(9.7)	(33.6)	(24.1)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.7	3.0	2.5	7.4
Total Other Comprehensive Loss	(21.2)	(51.4)	(45.1)	(35.8)
Comprehensive Income (Loss)	224.9	380.6	(516.3)	774.3
Comprehensive income (loss) attributable to the noncontrolling interest	3.5	0.9	1.3	(0.8)
Comprehensive Income (Loss) Attributable to
Zimmer Biomet Holdings, Inc.	$221.4	$379.7	$(517.6)	$775.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$967.3	$617.9
Accounts receivable, less allowance for doubtful accounts	1,340.7	1,363.9
Inventories	2,492.2	2,385.0
Prepaid expenses and other current assets	352.4	357.1
Total Current Assets	5,152.6	4,723.9
Property, plant and equipment, net	2,042.5	2,077.4
Goodwill	9,038.8	9,599.7
Intangible assets, net	6,850.6	7,257.6
Other assets	941.0	980.1
Total Assets	$24,025.5	$24,638.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$334.8	$400.9
Income taxes payable	120.7	126.7
Other current liabilities	1,360.7	1,413.9
Current portion of long-term debt	450.0	1,500.0
Total Current Liabilities	2,266.2	3,441.5
Deferred income taxes, net	747.8	840.1
Long-term income tax payable	699.7	685.1
Other long-term liabilities	593.4	557.8
Long-term debt	7,840.2	6,721.4
Total Liabilities	12,147.3	12,245.9
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 311.1 million shares in 2020 (309.9 million in 2019) issued	3.1	3.1
Paid-in capital	9,073.0	8,920.1
Retained earnings	9,802.9	10,427.3
Accumulated other comprehensive loss	(287.0)	(241.9)
Treasury stock, 103.8 million shares in 2020 (103.9 million shares in 2019)	(6,719.8)	(6,720.5)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	11,872.2	12,388.1
Noncontrolling interest	6.0	4.7
Total Stockholders' Equity	11,878.2	12,392.8
Total Liabilities and Stockholders' Equity	$24,025.5	$24,638.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	Loss	Number	Amount	Interest	Equity
Balance July 1, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9
Net earnings	-	-	-	242.5	-	-	-	3.6	246.1
Other comprehensive loss	-	-	-	-	(21.2)	-	-	(0.1)	(21.3)
Cash dividends declared ($0.24 per share)	-	-	-	(49.8)	-	-	-	-	(49.8)
Stock compensation plans	0.4	-	59.0	0.2	-	-	0.1	-	59.3
Balance September 30, 2020	311.1	$3.1	$9,073.0	$9,802.9	$(287.0)	(103.8)	$(6,719.8)	$6.0	$11,878.2

Balance July 1, 2019	308.8	$3.1	$8,776.5	$9,772.7	$(171.8)	(103.9)	$(6,721.4)	$3.1	$11,662.2
Net earnings	-	-	-	431.1	-	-	-	0.9	432.0
Other comprehensive loss	-	-	-	-	(51.4)	-	-	-	(51.4)
Cash dividends declared ($0.24 per share)	-	-	-	(49.4)	-	-	-	-	(49.4)
Stock compensation plans	0.7	-	90.7	0.9	-	-	0.5	-	92.1
Balance September 30, 2019	309.5	$3.1	$8,867.2	$10,155.3	$(223.2)	(103.9)	$(6,720.9)	$4.0	$12,085.5

Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(472.6)	-	-	-	1.4	(471.2)
Other comprehensive loss	-	-	-	-	(45.1)	-	-	(0.1)	(45.2)
Cash dividends declared ($0.72 per share)	-	-	-	(149.1)	-	-	-	-	(149.1)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	1.2	-	152.9	0.4	-	0.1	0.7	-	154.0
Balance September 30, 2020	311.1	$3.1	$9,073.0	$9,802.9	$(287.0)	(103.8)	$(6,719.8)	$6.0	$11,878.2

Balance January 1, 2019	307.9	$3.1	$8,686.1	$9,491.2	$(187.4)	(103.9)	$(6,721.7)	$4.8	$11,276.1
Net earnings	-	-	-	810.9	-	-	-	(0.8)	810.1
Other comprehensive loss	-	-	-	-	(35.8)	-	-	-	(35.8)
Cash dividends declared ($0.72 per share)	-	-	-	(147.7)	-	-	-	-	(147.7)
Stock compensation plans	1.6	-	181.1	0.9	-	-	0.8	-	182.8
Balance September 30, 2019	309.5	$3.1	$8,867.2	$10,155.3	$(223.2)	(103.9)	$(6,720.9)	$4.0	$12,085.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) operating activities:
Net (loss) earnings	$(471.2)	$810.1
Adjustments to reconcile net (loss) earnings to cash provided by operating activities:
Depreciation and amortization	767.3	752.2
Share-based compensation	62.0	61.6
Goodwill and intangible asset impairment	645.0	70.1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(55.0)	(356.3)
Receivables	13.6	109.5
Inventories	(108.6)	(106.0)
Accounts payable and accrued liabilities	(131.4)	(162.7)
Other assets and liabilities	57.7	(16.0)
Net cash provided by operating activities	779.4	1,162.5
Cash flows provided by (used in) investing activities:
Additions to instruments	(222.8)	(239.5)
Additions to other property, plant and equipment	(89.8)	(155.3)
Net investment hedge settlements	43.0	37.5
Acquisition of intellectual property rights	-	(197.6)
Investments in other assets	(28.3)	(36.4)
Net cash used in investing activities	(297.9)	(591.3)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	1,497.1	-
Redemption of senior notes	(1,500.0)	-
Proceeds from term loans	-	200.0
Payments on term loans	-	(750.0)
Net payments on other debt	-	(5.0)
Dividends paid to stockholders	(148.7)	(147.3)
Proceeds from employee stock compensation plans	97.7	125.9
Net cash flows from unremitted collections from factoring programs	(39.6)	(15.4)
Business combination contingent consideration payments	(13.0)	-
Debt issuance costs	(22.3)	-
Other financing activities	(6.7)	(5.4)
Net cash used in financing activities	(135.5)	(597.2)
Effect of exchange rates on cash and cash equivalents	3.4	(4.3)
Increase (decrease) in cash and cash equivalents	349.4	(30.3)
Cash and cash equivalents, beginning of year	617.9	542.8
Cash and cash equivalents, end of period	$967.3	$512.5

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

Risks and Uncertainties - Our results have been and are expected to continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which are being deferred due to lockdowns, stay-at-home measures and other precautions in certain markets.  The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to quantify at this time.  The COVID-19 pandemic may have a significant unfavorable effect on our financial position, results of operations and cash flows in the near term.

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

Accounts receivable consists of trade and other miscellaneous receivables.  We grant credit to customers in the normal course of business and maintain an allowance for doubtful accounts for expected credit losses.  Our concentrations of credit risks are limited due to the large number of customers and their dispersion across a number of geographic areas.  We determine the allowance for doubtful accounts by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information.  We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible.  The allowance for doubtful accounts was $76.3 million and $65.0 million as of September 30, 2020 and December 31, 2019, respectively.

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

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas	$1,216.5	$1,179.2	$3,051.5	$3,587.6
EMEA	366.2	374.6	983.0	1,276.5
Asia Pacific	346.6	338.6	904.7	992.4
Total	$1,929.3	$1,892.4	$4,939.2	$5,856.5

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Knees	$648.7	$651.9	$1,652.7	$2,049.5
Hips	484.1	459.2	1,246.4	1,421.1
S.E.T.	359.9	348.5	946.1	1,062.3
Dental, Spine & CMFT	295.5	275.5	729.7	855.2
Other	141.1	157.3	364.3	468.4
Total	$1,929.3	$1,892.4	$4,939.2	$5,856.5

In the first quarter of 2020, we updated our product category revenue reporting format to further align with our announced reorganization.  Product category sales include the following changes:

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

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the nine months ended September 30, 2020 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2020	$6.9	$1.4	$7.2	$15.5

Balance, December 31, 2019	$23.2	$-	$4.1	$27.3
Expenses incurred in the nine months ended September 30, 2020	43.6	10.7	28.5	82.8
Cash payments	(37.0)	(4.3)	(17.0)	(58.3)
Foreign currency exchange rate changes	0.3	-	-	0.3
Balance, September 30, 2020	$30.1	$6.4	$15.6	$52.1

Expense incurred since the start of the 2019 Restructuring Plan	$66.8	$10.7	$41.6	$119.1

Expense estimated to be recognized for the 2019 Restructuring Plan	$210.0	$25.0	$140.0	$375.0

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

5.  Inventories

	September 30,	December 31,
	2020	2019
	(in millions)
Finished goods	$1,990.4	$1,875.4
Work in progress	226.3	231.0
Raw materials	275.5	278.6
Inventories	$2,492.2	$2,385.0

6.  Property, Plant and Equipment

	September 30,	December 31,
	2020	2019
	(in millions)
Land	$26.6	$27.6
Buildings and equipment	2,155.4	2,007.0
Capitalized software costs	472.4	482.4
Instruments	3,428.8	3,250.5
Construction in progress	134.4	149.3
	6,217.6	5,916.8
Accumulated depreciation	(4,175.1)	(3,839.4)
Property, plant and equipment, net	$2,042.5	$2,077.4

We had $28.7 million and $39.8 million of property, plant and equipment included in accounts payable as of September 30, 2020 and December 31, 2019, respectively.

7.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas and Global Businesses	EMEA	Asia Pacific	Immaterial Product Category Operating Segments	Total
Balance at December 31, 2019
Goodwill	$7,699.8	$1,316.8	$507.4	$1,729.3	$11,253.3
Accumulated impairment losses	-	(567.0)	-	(1,086.6)	(1,653.6)
	$7,699.8	$749.8	$507.4	$642.7	$9,599.7
Goodwill reportable segment change	1,661.3	17.0	51.0	(1,729.3)	-
Accumulated impairment losses reportable segment change	(1,086.6)	-	-	1,086.6	-
Purchase accounting adjustments	0.2	-	-	-	0.2
Impairment	(142.0)	(470.0)	-	-	(612.0)
Currency translation	39.6	6.9	4.4	-	50.9
Balance at September 30, 2020
Goodwill	$9,400.9	$1,340.7	$562.8	$-	$11,304.4
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	-	(2,265.6)
	$8,172.3	$303.7	$562.8	$-	$9,038.8

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

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our last annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures, our estimated cash flows in 2020 will be significantly lower than previously estimated in our last annual goodwill impairment test.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  As of September 30, 2020, $303.7 million of goodwill remains in the EMEA reporting unit.

The impairment charge of $142.0 million in our Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market have caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows.  We estimated the cash flows from our Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, we estimated economic uncertainty will likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  As of September 30, 2020, $257.3 million of goodwill remains in the Dental reporting unit.

The third reporting unit we tested for impairment, Americas CMFT, had an estimated fair value that exceeded its carrying value by less than 5 percent.  The Americas CMFT reporting unit’s estimated fair value was also adversely impacted by the COVID-19 pandemic similar to our EMEA and Dental reporting units.

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

In estimating the future cash flows of the reporting units, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units.  The primary market input was revenue growth rates.  These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles.  In the near term, the COVID-19 pandemic was expected to result in a decline to our revenue when compared to the same prior year periods.  Significant company specific inputs included assumptions regarding how the reporting units could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We will continue to monitor the fair value of our EMEA, Dental and Americas CMFT reporting units as well as our other two reporting units in our interim and annual reporting periods.  If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future.  Factors that could result in our cash flows being lower than our current estimates include: 1) the COVID-19 pandemic causes elective surgical procedures to be deferred longer than our estimates, or additional recurrence of the virus causes hospitals to defer elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors.  Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

In the second quarter of 2020 and 2019, we recognized $33.0 million and $70.1 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.  The $33.0 million charge in 2020 includes a $19.0 million impairment related to a project that requires additional research and development costs to complete, which delays the cash inflows and results in a decreased estimated fair value.  The remaining $14.0 million impairment charge in 2020 and the entire $70.1 million charge from 2019 are related to terminated IPR&D projects.  The termination of these projects is the result of prioritizing our internal research and development portfolio as a result of COVID-19 and to focus our engineering resources on the opportunities that most closely link to our mission.  Since these projects were not a priority, their terminations are not expected to have a significant impact on our future cash flows.

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

In the U.S. and Japan, our programs are executed on a revolving basis with a maximum funding limit as of September 30, 2020 of $450.0 million combined.  We act as the collection agent on behalf of the third party, but have no significant retained interests or servicing liabilities related to the accounts receivable sold.  In order to mitigate credit risk, we purchased credit insurance for the factored accounts receivable.  As a result, our risk of loss is limited to the factored accounts receivable not covered by the insurance.  Additionally, we have provided guarantees for the factored accounts receivable.  The maximum exposures to loss associated with these arrangements were $4.4 million and $21.8 million as of September 30, 2020 and December 31, 2019, respectively.

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

In the nine-month periods ended September 30, 2020 and 2019, we sold receivables having an aggregate face value of $1,225.5 million and $2,384.7 million to third parties in exchange for cash proceeds of $1,224.3 million and $2,383.2 million, respectively.  Expenses recognized on these sales during the nine-month periods ended September 30, 2020 and 2019 were not significant.  In the nine-month periods ended September 30, 2020 and 2019, under the U.S. and Japan programs, we collected $1,186.7 million and $2,167.4 million, respectively, from our customers and remitted that amount to the third party, and we effectively repurchased $131.4 million and $106.0 million, respectively, of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  At September 30, 2020 and December 31, 2019, we had collected $14.7 million and $54.6 million, respectively, of funds that were unremitted to the third party, which are reflected in our condensed consolidated balance sheets under other current liabilities.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.

At September 30, 2020 and December 31, 2019, the outstanding principal amount of receivables that has been derecognized under the U.S. and Japan revolving arrangements amounted to $87.0 million and $270.2 million, respectively.

9.  Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2020	2019
Current portion of long-term debt
2.700% Senior Notes due 2020	$-	$1,500.0
Floating Rate Notes due 2021	450.0	-
Total current portion of long-term debt	$450.0	$1,500.0
Long-term debt
Floating Rate Notes due 2021	$-	$450.0
3.375% Senior Notes due 2021	300.0	300.0
3.150% Senior Notes due 2022	750.0	750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	-
3.550% Senior Notes due 2030	900.0	-
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	586.3	561.3
2.425% Euro Notes due 2026	586.3	561.3
1.164% Euro Notes due 2027	586.3	561.3
Japan Term Loan A	110.8	106.9
Japan Term Loan B	201.7	194.7
Debt discount and issuance costs	(51.7)	(37.1)
Adjustment related to interest rate swaps	3.9	6.4
Total long-term debt	$7,840.2	$6,721.4

At September 30, 2020, our total current and non-current debt of $8.3 billion consisted of $8.0 billion aggregate principal amount of our senior notes, which included 1.5 billion Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and fair value adjustments totaling $3.9 million, partially offset by debt discount and issuance costs of $51.7 million.

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

On November 1, 2019, we entered into a revolving credit agreement (the “2019 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”), which replaced the previous $1.5 billion multicurrency revolving credit facility (the “2016 Multicurrency Revolving Facility”) and U.S term loan (“U.S Term Loan B”) under our credit agreement executed in September 2016 (as amended, the “2016 Credit Agreement”).  U.S. Term Loan B was paid in full during the nine months ended September 30, 2019.  The 2019 Credit Agreement will mature on November 1, 2024, with two one-year extensions exercisable at our discretion and subject to required lender consent.  As of September 30, 2020, there were no outstanding borrowings under the 2019 Multicurrency Revolving Facility.

Borrowings under the 2019 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2019 Multicurrency Revolving Facility.  The 2019 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.   On April 23, 2020, we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted consolidated indebtedness to consolidated EBITDA ratio (“Consolidated Leverage Ratio”), temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  Pursuant to the amendment, the maximum permitted Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters under the 2019 Credit Agreement will be (i) 5.75 to 1.00 for periods ending between April 1, 2020 and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such maximum permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the 2019 Credit Agreement as of September 30, 2020. The amendment also increases the interest rate margin applicable to revolving loans and the facility fee, each of which are determined by reference to our senior unsecured long-term debt credit rating, through March 31, 2021.

On April 23, 2020, we entered into a revolving credit agreement which was an unsecured revolving credit facility of $1.0 billion (the “April 2020 Revolving Facility”).  In conjunction with a new revolving credit agreement (the “September 2020 Credit Agreement”) entered into on September 18, 2020, the April 2020 Revolving Facility was terminated.  We never borrowed against the April 2020 Revolving Facility.  The September 2020 Credit Agreement is a $1.0 billion 364-day unsecured revolving credit facility (the “September 2020 Revolving Facility”).  The September 2020 Revolving Facility will be used for general corporate purposes.  The September 2020 Credit Agreement matures on September 17, 2021. Borrowings under the September 2020 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the September 2020 Revolving Facility.  The September 2020 Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The September 2020 Credit Agreement requires us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of no greater than (i) 5.75 to 1.00 for periods ending during the period from September 18, 2020 to and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the September 2020 Credit Agreement, as of September 30, 2020.  As of September 30, 2020, there were no outstanding borrowings under the September 2020 Credit Agreement.

The estimated fair value of our senior notes as of September 30, 2020, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,693.4 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of September 30, 2020, based upon publicly available market yield curves and the terms of the debt (Level 2), was $310.8 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2019	$(32.8)	$16.4	$(225.5)	$(241.9)
AOCI before reclassifications	(22.7)	8.7	-	(14.0)
Reclassifications to statements of earnings	-	(33.6)	2.5	(31.1)
Balance at September 30, 2020	$(55.5)	$(8.5)	$(223.0)	$(287.0)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2020	2019	2020	2019	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$8.7	$11.3	$39.4	$25.8	Cost of products sold
Interest rate swaps	-	-	-	2.8	Interest expense, net
Forward starting interest rate swaps	(0.2)	(0.1)	(0.5)	(0.4)	Interest expense, net
	8.5	11.2	38.9	28.2	Total before tax
	1.5	1.5	5.3	4.1	Provision for income taxes
	$7.0	$9.7	$33.6	$24.1	Net of tax
Defined benefit plans
Prior service cost	$1.0	$1.8	$3.0	$5.5	Other expense, net
Unrecognized actuarial loss	(2.6)	(5.5)	(8.0)	(16.3)	Other expense, net
	(1.6)	(3.7)	(5.0)	(10.8)	Total before tax
	(0.9)	(0.7)	(2.5)	(3.4)	Provision for income taxes
	$(0.7)	$(3.0)	$(2.5)	$(7.4)	Net of tax
Total reclassifications	$6.3	$6.7	$31.1	$16.7	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(28.3)	$(36.8)	$8.5	$(53.2)	$(30.5)	$(22.7)
Unrealized cash flow hedge (losses) gains	(29.1)	(5.7)	(23.4)	9.0	0.3	8.7
Reclassification adjustments on cash flow hedges	(8.5)	(1.5)	(7.0)	(38.9)	(5.3)	(33.6)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.6	0.9	0.7	5.0	2.5	2.5
Total Other Comprehensive Loss	$(64.3)	$(43.1)	$(21.2)	$(78.1)	$(33.0)	$(45.1)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(41.6)	$29.2	$(70.8)	$(25.6)	$34.5	$(60.1)
Unrealized cash flow hedge gains	33.6	7.5	26.1	46.4	5.4	41.0
Reclassification adjustments on cash flow hedges	(11.2)	(1.5)	(9.7)	(28.2)	(4.1)	(24.1)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.7	0.7	3.0	10.8	3.4	7.4
Total Other Comprehensive (Loss) Income	$(15.5)	$35.9	$(51.4)	$3.4	$39.2	$(35.8)

11.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$11.8	$-	$11.8	$-
Cross-currency interest rate swaps	19.6	-	19.6	-
Total Assets	$31.4	$-	$31.4	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$5.6	$-	$5.6	$-
Cross-currency interest rate swaps	15.1	-	15.1	-
Total Liabilities	$20.7	$-	$20.7	$-

	As of December 31, 2019
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives, current and long-term
Foreign currency forward contracts	$39.1	$-	$39.1	$-
Cross-currency interest rate swaps	60.5	-	60.5	-
Total Assets	$99.6	$-	$99.6	$-

Liabilities
Derivatives, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Total Liabilities	$0.6	$-	$0.6	$-

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of a portion of our 4.625% Senior Notes due 2019 and all of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The 4.625% Senior Notes were repaid at maturity in 2019. The remaining unamortized balance related to the 3.375% Senior Notes as of September 30, 2020 related to these discontinued hedges was $3.9 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of September 30, 2020 and December 31, 2019, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term debt	$303.8	$306.2	$3.9	$6.4

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2020 was $26.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2020, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,450 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2020, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2020 through February 2023. As of September 30, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,397.5 million. As of September 30, 2020, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $260.6 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2020	2019	2020	2019	Statements of Earnings	2020	2019	2020	2019
Foreign exchange forward contracts	$(29.1)	$33.6	$9.0	$46.4	Cost of products sold	$8.7	$11.3	$39.4	$25.8
Interest rate swaps	-	-	-	-	Interest expense, net	-	-	-	2.8
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.1)	(0.5)	(0.4)
	$(29.1)	$33.6	$9.0	$46.4		$8.5	$11.2	$38.9	$28.2

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2020, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $12.5 million, or $25.2 million after taxes, which is deferred in AOCI.  A gain of $14.0 million, or $11.5 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$569.4	$(54.0)	$535.7	$(56.8)	$1,481.0	$(158.9)	$1,670.4	$(174.5)
The effects of fair value, cash flow and net investment hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	0.8	-	2.0	-	2.5	-	6.2
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	8.7	-	11.3	-	39.4	-	25.8	-
Interest rate swaps	-	-	-	-	-	-	-	2.8
Forward starting interest rate swaps	-	(0.2)	-	(0.1)	-	(0.5)	-	(0.4)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	13.4	-	13.4	-	40.2	-	38.8

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2020	2019	2020	2019
Foreign exchange forward contracts	Other expense, net	$0.1	$0.7	$15.5	$(8.2)

These gains/(losses) do not reflect offsetting losses of $2.8 and $24.7 million in the three and nine-month periods ended September 30, 2020, respectively, and offsetting losses of $4.2 million and $2.3 million in the three and nine-month periods ended September 30, 2019, respectively, recognized in other expense, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2020 and December 31, 2019, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2020		As of December 31, 2019
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives
Foreign exchange forward contracts	Other current assets	$18.1	Other current assets	$41.8
Cross-currency interest rate swaps	Other current assets	2.9	Other current assets	-
Foreign exchange forward contracts	Other assets	5.5	Other assets	9.8
Cross-currency interest rate swaps	Other assets	16.7	Other assets	60.5
Total asset derivatives		$43.2		$112.1
Liability Derivatives
Foreign exchange forward contracts	Other current liabilities	$8.3	Other current liabilities	$7.9
Cross-currency interest rate swaps	Other current liabilities	13.3	Other current liabilities	-
Foreign exchange forward contracts	Other long-term liabilities	9.1	Other long-term liabilities	5.2
Cross-currency interest rate swaps	Other long-term liabilities	1.8	Other long-term liabilities	-
Total liability derivatives		$32.5		$13.1

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2020			As of December 31, 2019
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$18.1	$7.1	$11.0	$41.8	$7.9	$33.9
Cash flow hedges	Other assets	5.5	4.7	0.8	9.8	4.6	5.2
Liability Derivatives
Cash flow hedges	Other current liabilities	8.3	7.1	1.2	7.9	7.9	-
Cash flow hedges	Other long-term liabilities	9.1	4.7	4.4	5.2	4.6	0.6

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2020	2019	2020	2019
Euro Notes	$(74.1)	$48.6	$(75.0)	$53.0
Cross-currency interest rate swaps	(84.1)	75.6	(56.0)	94.8
	$(158.2)	$124.2	$(131.0)	$147.8

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

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $350 million decrease to a $20 million increase.

We are under continuous audit by the Internal Revenue Service (“IRS”) and other taxing authorities.  During the course of these audits, we receive proposed adjustments from taxing authorities that may be material.  Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition.  Our U.S. Federal income tax returns have been audited through 2012 and are currently under audit for years 2013-2015.  In October 2020, we reached an agreement with the IRS for tax years 2006-2012 related to the reallocation of profits between the U.S. and Puerto Rico as well as other miscellaneous adjustments.  Due to this agreement, we anticipate recording a net tax benefit within a range of approximately $50.0 million to $80.0 million in the fourth quarter of 2020.  The IRS has proposed adjustments for tax years 2010-2012, primarily related to reallocating profits between certain of our U.S. and foreign subsidiaries, which remain unsettled.  We have disputed these adjustments and intend to continue to vigorously defend our positions as we pursue resolution through the administrative process with the IRS Independent Office of Appeals.

While we have not yet received a complete and final Revenue Agents’ Report generally issued at the conclusion of an IRS examination, during the second quarter of 2020, we received a draft Notice of Proposed Adjustment (“NOPA”) from the IRS for the 2013 through 2015 calendar years relating to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and reallocating profits between certain of our U.S. and foreign subsidiaries.

The draft NOPA related to the cost sharing agreement proposes an increase to our U.S. taxable income, which would result in additional tax expense related to 2013 of approximately $600 million, subject to interest and penalties.  We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement.  This is a draft NOPA and the final adjustments asserted by the IRS may differ materially.  We anticipate receiving a final NOPA prior to the end of the calendar year 2020 and do not expect changes to our reserves relative to these matters within the next twelve months.  We intend to vigorously contest the draft NOPA and if we are not able to remediate the draft NOPA at the IRS examination level, we will pursue all available administrative and, if necessary, judicial remedies.  If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved.  No payment of any amount related to the draft NOPA is required to be made, if at all, until all applicable proceedings have been completed.  We believe the tax liability we have previously accrued is correct, and accordingly, have not recognized any additional reserve for tax uncertainty based on the draft NOPA received.

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020, and includes the abolishment of various favorable federal and cantonal tax regimes. The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in us recognizing a provisional net tax benefit of $263.8 million.  In the fourth quarter of 2019 and third quarter of 2020, we recognized an additional $51.2 million and $6.5 million, respectively, of tax benefit related to TRAF as well as the tax impact of certain restructuring transactions in Switzerland. We received notification from the Swiss authorities in October 2020 regarding our TRAF ruling and anticipate recording a net tax benefit of approximately $30 million in the fourth quarter of 2020 based on this notification.  We anticipate that TRAF will have a minimal impact on our ongoing consolidated effective tax rate.

In the three and nine-month periods ended September 30, 2020, our effective tax rate (“ETR”) was 3.8 percent and negative 0.3 percent, respectively.  The 3.8 percent ETR in the three-month period ended September 30, 2020 was the result of the mix of some of our jurisdictions recognizing earnings while others had losses.  The negative 0.3 percent ETR in the nine-month period ended September 30, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but had no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  In the three and nine-month periods ended September 30, 2019, our ETR was negative 134.1 percent and negative 31.4 percent, respectively.  We recognized net tax benefits in the three and nine-month periods ended September 30, 2019, primarily due to Switzerland tax reform that resulted in us recognizing a provisional net tax benefit of $263.8 million.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

14.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding for basic net earnings (loss) per share	207.1	205.3	206.8	204.8
Effect of dilutive stock options and other equity awards	1.4	1.7	-	1.5
Weighted average shares outstanding for diluted net earnings (loss) per share	208.5	207.0	206.8	206.3

Since we incurred a net loss in the nine-month period ended September 30, 2020, no dilutive stock options or other equity awards were included as diluted shares.  During the three-month period ended September 30, 2020, an average of 1.3 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  During the nine-month period ended September 30, 2019, an average of 1.2 million options were not included for the same reason, with minimal options excluded in the three-month period ended September 30, 2019.

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

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Prior period reportable segment financial information has been reclassified to conform to our new reportable segments.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating (Loss) Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas and Global Businesses	$1,253.5	$1,212.3	$413.9	$394.3
EMEA	339.7	351.8	84.6	93.7
Asia Pacific	336.1	328.3	113.4	109.6
Corporate Functions	-	-	(103.8)	(96.6)
Total	$1,929.3	$1,892.4
Inventory and manufacturing-related charges			(2.3)	(11.6)
Intangible asset amortization			(149.7)	(146.6)
Restructuring and other cost reduction initiatives			(16.2)	(5.4)
Quality remediation			(10.0)	(21.5)
Acquisition, integration and related			(9.1)	2.6
Litigation			(19.3)	(42.8)
European Union Medical Device Regulation			(2.0)	(11.4)
Other charges			(0.3)	(18.5)
Operating profit			$299.2	$245.8

	Net Sales		Operating (Loss) Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas and Global Businesses	$3,147.6	$3,703.0	$865.7	$1,211.5
EMEA	915.1	1,186.5	213.4	350.4
Asia Pacific	876.5	967.0	284.4	341.1
Corporate Functions	-	-	(319.4)	(331.8)
Total	$4,939.2	$5,856.5

Inventory and manufacturing-related charges			(4.3)	(47.7)
Intangible asset amortization			(445.0)	(436.9)
Goodwill and intangible asset impairment			(645.0)	(70.1)
Restructuring and other cost reduction initiatives			(89.2)	(17.0)
Quality remediation			(35.8)	(64.6)
Acquisition, integration and related			(15.7)	(8.5)
Litigation			(100.4)	(48.0)
Litigation settlement gain			-	23.5
European Union Medical Device Regulation			(19.1)	(18.1)
Other charges			(18.1)	(83.1)
Operating (loss) profit			$(328.5)	$800.7

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

Our estimate as of September 30, 2020 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $52.9 million.  We expect to pay the majority of the Durom Cup-related claims within the next few years.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Following higher than expected filings in the nine-month period ended September 30, 2020, and an extension of the MDL schedule given the COVID-19 pandemic, we increased our estimate of the number of Metal Reaction-related claims that we expect to litigate in the future, resulting in additional litigation-related expense in the period.  Our estimate as of September 30, 2020 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $58.2 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or have been or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Trials have commenced, and other trials are currently scheduled to occur in the future.  Although each trial will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability.  We continue to refine our estimates of the potential liability to resolve the remaining claims and lawsuits and recognized additional litigation-related expense in the nine-month period ended September 30, 2020.  Our estimate as of September 30, 2020 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $58.6 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH (now Zimmer GmbH), seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a court filing, Heraeus indicated that it might further increase its claims in the course of the proceedings.  As of September 30, 2020, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe, requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiburg concerning the sale of the European Cements with certain changed raw materials.  Heraeus sought an injunction on the basis that the continued use of the product names for the European Cements was misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiburg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing occurred in December 2019 and on June 19, 2020, the court dismissed the appeal on different grounds, namely that the appeals court did not find any unfair competition in the continued use of the product names.  The appeals court did not grant leave to appeal, but Heraeus filed a request for appeal with the German Supreme Court, which request remained pending as of September 30, 2020.

United States: On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contained allegations that focused on two copolymer compounds that Esschem sold to Biomet, which Biomet incorporated into certain bone cement products that compete with Heraeus’ bone cement products.  The complaint alleged that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserted a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers to any third party and actual damages.  The complaint also sought punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment and dismissed all of Heraeus’ claims with prejudice.  On February 21, 2018, Heraeus filed a notice of appeal to the U.S. Court of Appeals for the Third Circuit, which heard oral argument on the appeal on October 23, 2018.  On June 21, 2019, the Third Circuit partially reversed the decision of the U.S. District Court for the Eastern District of Pennsylvania granting Esschem summary judgment and remanded the case back to the lower court.  On July 5, 2019, Esschem filed a petition in the Third Circuit for rehearing en banc and a motion in the alternative to certify a question of state law to the Supreme Court of Pennsylvania, which was denied on August 1, 2019.  On June 1, 2020, as ordered by the court, the parties filed a joint status report, which remained pending as of September 30, 2020.

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

Other European Countries: Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against various Biomet-related and local Zimmer Biomet entities relating to the European Cements, including those described herein.  On October 2, 2018, the Belgian Court of Appeal of Mons issued a judgment in favor of Heraeus relating to its request for past damages caused by the alleged misappropriation of its trade secrets, and an injunction preventing future sales of certain European Cements in Belgium (the “Belgian Decision”).  We appealed this judgment to the Belgian Supreme Court.  The Belgian Supreme Court dismissed our appeal in October 2019 and this decision is final.  Heraeus filed a suit in Belgium concerning the continued sale of the European Cements with certain changed materials.  Like its suit in Germany, Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On May 7, 2019, the Liège Commercial Court issued a judgment that Zimmer Biomet failed to inform its hospital and surgeon customers of the changes made to the composition of the cement with certain changed materials and ordered, as a sole remedy, that Zimmer Biomet send letters to those customers, which we have done.  We and Heraeus have each filed an appeal to the judgment.

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

On January 23, 2020, a Finnish Market Court issued a judgment partly in favor of Heraeus on its claim of misappropriation of certain trade secrets.  Damage claims were not raised in the proceedings.  We appealed the decision to the Finnish Supreme Court.  On July 3, 2020, the Finnish Supreme Court declined to review the case, rendering the Market Court decision final.  As of September 30, 2020, Heraeus had not yet initiated damages proceedings against us but has indicated it intends to do so.

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

Putative Securities Class Action:  On December 2, 2016, a complaint was filed in the U.S. District Court for the Northern District of Indiana (Shah v. Zimmer Biomet Holdings, Inc. et al.), naming us, one of our officers and two of our now former officers as defendants.  On June 28, 2017, the plaintiffs filed a corrected amended complaint, naming as defendants, in addition to those previously named, current and former members of our Board of Directors, one additional officer, and the underwriters in connection with secondary offerings of our common stock by certain selling stockholders in 2016.  On October 6, 2017, the plaintiffs voluntarily dismissed the underwriters without prejudice.  On October 8, 2017, the plaintiffs filed a second amended complaint, naming as defendants, in addition to those current and former officers and Board members previously named, certain former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016.  We and our current and former officers and Board members named as defendants are sometimes hereinafter referred to as the “Zimmer Biomet Defendant group”.  The former stockholders of ours who sold shares of our common stock in secondary public offerings in 2016 are sometimes hereinafter referred to as the “Private Equity Fund Defendant group”.  The second amended complaint relates to a putative class action on behalf of persons who purchased our common stock between June 7, 2016 and November 7, 2016.  The second amended complaint generally alleges that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  The defendants filed their respective motions to dismiss on December 20, 2017, plaintiffs filed their omnibus response to the motions to dismiss on March 13, 2018 and the defendants filed their respective reply briefs on May 18, 2018.  On September 27, 2018, the court denied the Zimmer Biomet Defendant group’s motion to dismiss in its entirety.  The court granted the Private Equity Fund Defendant group’s motion to dismiss, without prejudice.  On October 9, 2018, the Zimmer Biomet Defendant group filed a motion (i) to amend the court’s order on the motion to certify two issues for interlocutory appeal, and (ii) to stay proceedings pending appeal.  On February 21, 2019, that motion was denied.  On April 11, 2019, the plaintiffs moved for class certification.  On June 20, 2019, the Zimmer Biomet Defendant group filed its response.  The plaintiffs sought unspecified damages and interest, attorneys’ fees, costs, and other relief.  Although we believe this lawsuit is without merit, during a mediation in December 2019, plaintiffs and defendants, along with Zimmer Biomet’s insurers, reached a settlement in principle to resolve the claims for $50.0 million.  We made an accrual for the proposed settlement that we expect to be fully covered by our insurers.  On May 21, 2020, the Court granted preliminary approval of the settlement.  On or before June 12, 2020, all responsible insurers made their payments to the qualified settlement fund.  On September 19, 2020, the court granted final approval of the settlement.

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants, based on substantially the same factual allegations as the putative federal securities class action referenced above (Shah v. Zimmer Biomet Holdings, Inc. et al.).  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged material false statements.  On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions.  Also on September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations.  On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the motions to dismiss the Chancery Court actions.  The plaintiffs in the Chancery Court and the U.S. District Court actions do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount, as well as attorneys’ fees, costs and other relief.

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the U.S. International Trade Commission (“ITC”) against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted into whether we have committed an “unfair act” in the importation, sale for importation, or sale after importation of certain bone cement products.  An evidentiary hearing in front of an administrative law judge at the ITC was held in January 2020 and an Initial Determination was issued on May 6, 2020.  In the Initial Determination, the administrative law judge held that we did not commit an “unfair act” in the importation, sale for importation, or sale after importation of the two challenged bone cement products, and thus we are not restricted from continuing to manufacture and sell the two challenged bone cement products in the United States.  On July 13, 2020, the ITC issued notice of intent to review the Initial Determination in part and is expected to issue a Final Determination in November 2020. Thereafter, the Final Determination is subject to review on appeal to the United States Court of Appeals for the Federal Circuit by either or both of Heraeus and us.  We cannot currently predict the ultimate outcome of this investigation after review by the ITC and any appeals, but an adverse outcome in this ITC proceeding could have a material adverse effect on our business, financial condition and results of operations.

FDA warning letters:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the FDA’s Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  In September 2012, we received a warning letter from the FDA citing concerns relating to certain processes pertaining to products manufactured at our Ponce, Puerto Rico manufacturing facility.  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw and Ponce.  In September 2020, the FDA completed an inspection of the Ponce facility and issued no inspectional observations.  As of September 30, 2020, the Warsaw and Ponce warning letters remained pending.  Until the violations cited in the pending warning letters are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments related to products manufactured at certain of our facilities may not be granted and premarket approval applications for Class III devices to which the QSR deviations at these facilities are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letters described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice (“DOJ”).  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Deferred Prosecution Agreement (“DPA”) relating to U.S. Foreign Corrupt Practices Act (“FCPA”) matters:  On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries.  As part of the settlement, (i) Biomet resolved matters with the U.S. Securities and Exchange Commission (the “SEC”) through an administrative cease-and-desist order; (ii) we entered into a DPA with the DOJ; and (iii) JERDS Luxembourg Holding S.à r.l., the direct parent company of Biomet 3i Mexico SA de CV and an indirect, wholly-owned subsidiary of Biomet, entered into a plea agreement with the DOJ.  The conduct underlying these resolutions occurred prior to our acquisition of Biomet.

Under the DPA, the DOJ agreed to defer criminal prosecution of us in connection with a charged violation of the internal controls provisions of the FCPA as long as we comply with the terms of the DPA.  In addition, we were subject to oversight by an independent compliance monitor, who was appointed effective as of August 7, 2017.  On July 17, 2020, the independent compliance monitor submitted a letter to the SEC and DOJ certifying that our compliance program, including its policies and procedures, is reasonably designed and implemented to prevent and detect violations of the FCPA and is functioning effectively.  The monitorship concluded on August 7, 2020. Under its terms, the DPA was also to conclude on August 7, 2020; however, we have been informed that, pursuant to a recently adopted policy, the DOJ will wait six months from the conclusion of the monitorship to dismiss with prejudice the one-count criminal information filed against us in 2017.  Accordingly, we expect the criminal information to be dismissed with prejudice and the DPA to conclude on or about February 7, 2021.

If we fail to comply with the terms of the DPA prior to its termination when the criminal information filed against us is dismissed with prejudice, we could be subject to prosecution for violating the internal controls provisions of the FCPA and the conduct of Biomet and its subsidiaries described in the DPA, which conduct pre-dated our acquisition of Biomet, as well as any new or continuing violations.  We could also be subject to exclusion by the Office of Inspector General of the Department of Health and Human Services from participation in federal healthcare programs, including Medicaid and Medicare.  Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

17. Subsequent Events

We have entered into stock purchase and merger agreements to acquire two companies that will help expand and fill key gaps in our product portfolios in certain product categories.  One of these transactions has closed subsequent to the September 30, 2020 while the other one is pending regulatory approval as of the date of this filing.  There is no assurance that regulatory approval will be received, and if not received, the agreement will be terminated.  Assuming we receive regulatory approval, these transactions will require us to pay initial aggregate consideration of approximately $225 million in the fourth quarter of 2020 and deferred payments totaling approximately $145 million in 2021.  Additional information on the transaction that has closed has not been provided because it is not expected to have a material effect on our financial position, results of operations or cash flows.

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

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results have been and may continue to be significantly impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.  In the third quarter of 2020, various levels of recovery of elective surgical procedures resulted in net sales growth of 2.0 percent when compared to the same prior year period.  This was significantly improved from the first and second quarters of 2020 when our net sales declined by 9.7 percent and 38.3 percent, respectively, when compared to the same prior year periods.

The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics and impacts that we are unable to identify or quantify at this time.  We were encouraged by certain developments in the third quarter, but COVID-19 continues to bring near-term uncertainty.  For example, despite net sales growth of 2.0 percent in the third quarter of 2020, we saw the recovery curve flatten in the latter part of the third quarter.  There are many variables and uncertainties that could impact our near-term performance, including a resurgence of the virus, policy actions, patient fear and economic downturn.

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

Results for the Three and Nine-Month Periods ended September 30, 2020

Our net sales increased by 2.0 percent in the three-month period ended September 30, 2020 compared to the same prior year period.  As discussed previously, we saw a recovery in elective surgical procedures, especially in the U.S. and certain parts of Asia Pacific, that drove net sales growth in the third quarter of 2020.  However, in the nine-month period ended September 30, 2020 our net sales decreased by 15.7 percent due to the significant deferral of elective surgical procedures in the first and second quarters.  While we recognized net income of $242.5 million in the three-month period ended September 30, 2020, we had a net loss of $472.6 million in the nine-month period ended September 30, 2020.  In the three-month period, net income was lower than in the prior year primarily due to a provisional net tax benefit of $263.8 million related to Switzerland tax reform recorded in the 2019 period.  This unfavorable headwind was partially offset by lower expenses from specific cost reductions taken due to COVID-19, such as lower travel and entertainment expenses, the continued impact of the 2019 Restructuring Plan, lower litigation-related charges and lower charges related to our compliance with the DPA.  Our net loss in the nine-month period ended September 30, 2020 was largely attributable to $645.0 million of goodwill and intangible asset impairment charges.  Additionally, our results declined in the nine-month period ended September 30, 2020 resulting from lower sales due to the COVID-19 pandemic.  We have also temporarily suspended or limited production at certain manufacturing facilities, resulting in higher costs of products sold that relate to certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity.  We also incurred higher restructuring and other cost reduction initiative expenses in the 2020 periods when compared to the same prior year periods.  Lastly, in the nine-month period ended September 30, 2020, we recognized litigation-related charges of $100.4 million compared to net litigation-related charges of $24.5 million in the same prior year period.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,			Volume /		Foreign
	2020	2019	% Inc / (Dec)	Mix	Price	Exchange
Americas	$1,216.5	$1,179.2	3.2%	6.7%	(3.4)%	(0.1)%
EMEA	366.2	374.6	(2.3)	(4.8)	(0.9)	3.4
Asia Pacific	346.6	338.6	2.3	2.1	(1.4)	1.6
Total	$1,929.3	$1,892.4	2.0	3.7	(2.6)	0.9

	Nine Months Ended
	September 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Americas	$3,051.5	$3,587.6	(14.9)%	(11.9)%	(2.9)%	(0.1)%
EMEA	983.0	1,276.5	(23.0)	(21.5)	(1.2)	(0.3)
Asia Pacific	904.7	992.4	(8.8)	(7.8)	(1.2)	0.2
Total	$4,939.2	$5,856.5	(15.7)	(13.4)	(2.2)	(0.1)

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,			Volume /		Foreign
	2020	2019	% Inc / (Dec)	Mix	Price	Exchange
Knees	$648.7	$651.9	(0.5)%	1.4%	(2.8)%	0.9%
Hips	484.1	459.2	5.4	7.3	(2.9)	1.0
S.E.T.	359.9	348.5	3.3	4.9	(2.4)	0.8
Dental, Spine & CMFT	295.5	275.5	7.3	9.0	(2.5)	0.8
Other	141.1	157.3	(10.3)	(10.1)	(1.0)	0.8
Total	$1,929.3	$1,892.4	2.0	3.7	(2.6)	0.9

	Nine Months Ended
	September 30,			Volume /		Foreign
	2020	2019	% (Dec)	Mix	Price	Exchange
Knees	$1,652.7	$2,049.5	(19.4)%	(16.7)%	(2.5)%	(0.2)%
Hips	1,246.4	1,421.1	(12.3)	(9.5)	(2.7)	(0.1)
S.E.T.	946.1	1,062.3	(10.9)	(8.5)	(2.3)	(0.1)
Dental, Spine & CMFT	729.7	855.2	(14.7)	(13.5)	(1.2)	-
Other	364.3	468.4	(22.2)	(20.6)	(1.6)	-
Total	$4,939.2	$5,856.5	(15.7)	(13.4)	(2.2)	(0.1)

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Inc / (Dec)	2020	2019	% (Dec)
Knees
Americas	$402.6	$399.2	0.9%	$1,003.9	$1,222.9	(17.9)%
EMEA	126.6	135.3	(6.4)	344.5	474.4	(27.4)
Asia Pacific	119.5	117.4	1.7	304.3	352.2	(13.6)
Total	$648.7	$651.9	(0.5)	$1,652.7	$2,049.5	(19.4)
Hips
Americas	$268.6	$249.0	7.9%	$671.8	$749.4	(10.3)%
EMEA	109.7	108.8	0.8	291.9	367.8	(20.6)
Asia Pacific	105.8	101.4	4.4	282.7	303.9	(7.0)
Total	$484.1	$459.2	5.4	$1,246.4	$1,421.1	(12.3)

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 3.7 percent and negative effect of 13.4 percent on year-over-year sales during the three and nine-month periods ended September 30, 2020, respectively.  In the three-month period ended September 30, 2020 we saw various levels of recovery in elective surgical procedures.  However, that recovery occurred primarily in July with the recovery curve flattening in the latter part of the third quarter.  Due to multiple variables and uncertainties, we cannot predict whether there will be further recovery, continued flattening or a contraction in the fourth quarter.

Based upon country dynamics, volume changes varied by region.  In the Americas, we saw stronger than expected recovery in the U.S. during the quarter, but the other countries in the Americas mostly experienced net sales declines.  In EMEA, the return to elective surgical procedures was slower than in other regions.  While there was continued recovery in EMEA through the quarter, there was a slowing of the recovery in September, which continues with the recent COVID-19 surges and corresponding governmental policy actions in the region.  Developed countries excluding the United Kingdom showed the strongest signs of recovery in the quarter.  The United Kingdom and emerging markets continue to be a significant drag on overall EMEA regional growth.  In Asia Pacific, there was strong recovery in China, and in Japan there was continued stability, but it was not yet back to pre-COVID-19 volumes. Australia continued to show progress, but was negatively impacted by surges late in the third quarter. Finally, India continued to vastly underperform the rest of the Asia Pacific region.

Pricing Trends

Global selling prices had a negative effect of 2.6 percent and 2.2 percent on year-over-year sales during the three and nine-month periods ended September 30, 2020, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2020, changes in foreign currency exchange rates had a positive effect of 0.9 percent and a negative effect of 0.1 percent on year-over-year sales, respectively.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of less than 1 percent on full-year 2020 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2020	2019	(Dec)	2020	2019	(Dec)
Cost of products sold, excluding intangible asset amortization	29.5%	28.3%	1.2%	30.0%	28.5%	1.5%
Intangible asset amortization	7.8	7.7	0.1	9.0	7.5	1.5
Research and development	4.5	6.0	(1.5)	5.5	5.6	(0.1)
Selling, general and administrative	40.9	43.7	(2.8)	46.2	42.0	4.2
Goodwill and intangible asset impairment	-	-	-	13.1	1.2	11.9
Restructuring and other cost reduction initiatives	0.8	0.3	0.5	1.8	0.3	1.5
Quality remediation	0.5	1.1	(0.6)	0.7	1.1	(0.4)
Acquisition, integration and related	0.5	(0.1)	0.6	0.3	0.1	0.2
Operating profit (loss)	15.5	13.0	2.5	(6.7)	13.7	(20.4)

The increase in cost of products sold as a percentage of net sales for the three-month period ended September 30, 2020 compared to the same prior year period was primarily due to temporarily suspended or limited production at certain manufacturing facilities, a refund for U.S. medical device excise taxes received in the 2019 period, and lower average selling prices.  These unfavorable items were partially offset by a favorable geographic mix of sales in countries that have higher gross profit margins.  The temporary suspension or limited production at certain manufacturing facilities resulted in us immediately expensing certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity.  The refund of a portion of the U.S. medical device excise tax in 2019 was the result of a change in the methodology we used to calculate the constructive sales price upon which the taxes were paid.

The increase in cost of products sold as a percentage of net sales for the nine-month period ended September 30, 2020 compared to the same prior year period included the same factors as discussed for the three-month period ended September 30.  In addition, excess and obsolete charges as a percentage of net sales increased in the nine-month period ended September 30, 2020 as these charges did not decline ratably with the significant decline in our net sales.  The nine-month period ended September 30, 2019 included a charge of $20.8 million to terminate a long-term raw material supply agreement.  Therefore, the absence of this charge in the nine-month period ended September 30, 2020 had a favorable effect on the year-over-year comparison.

Intangible asset amortization expense increased minimally in the three and nine-month periods ended September 30, 2020 compared to the same prior year periods due to additional amortization from the agreement to buy out certain licensing arrangements we entered into on April 1, 2019 and other small acquisitions made in 2019.

Research and development (“R&D”) expenses decreased in both amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2020 compared to the same prior year periods.  The decrease in expenses was primarily due to savings as a result of the 2019 Restructuring Plan and lower spending on travel and certain project costs due to COVID-19.  In the nine-month period ended September 30, 2020, the decline in expenses as a percentage of net sales compared to the same prior year period is less significant than the three-month period ended September 30, 2020 due to the lower year-over-year sales from the impact of COVID-19 in the nine-month period as compared to higher year-over-year sales in the three-month period.

Selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales decreased in the three-month period ended September 30, 2020 compared to the same prior year period primarily due to specific cost reductions taken due to COVID-19, such as lower travel and entertainment expenses, the continued impact of the 2019 Restructuring Plan, lower litigation-related charges and lower charges related to our compliance with the DPA.

SG&A expenses decreased in the nine-month period ended September 30, 2020 compared to the same prior year period, but increased as a percentage of net sales.  SG&A expenses decreased due to lower variable selling expenses from the decline in our net sales, COVID-19 cost reductions, the impact from the 2019 Restructuring Plan and lower charges related our compliance with the DPA.  However, since SG&A expenses include many fixed expenses, the decline in year-over-year sales in the nine-month period due to COVID-19 resulted in an increase in SG&A expenses as a percentage of net sales.

In the nine-month period ended September 30, 2020, we recognized goodwill and intangible asset impairment charges of $645.0 million, including charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively, in the first quarter of 2020 and $33.0 of intangible asset impairment charges in the second quarter of 2020.  In the nine-month period ended September 30, 2019, we recognized intangible asset impairment charges of $70.1 million.  For more information regarding these charges, see Note 7 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $16.2 million and $89.2 million in the three and nine-month periods ended September 30, 2020, respectively, attributable to restructuring and other cost reduction initiatives, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with the 2019 Restructuring Plan.  For more information regarding these charges, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Our quality remediation expenses declined in the three and nine-month periods ended September 30, 2020 compared to the same prior year periods, due to the natural regression of completing our remediation milestones.  Acquisition, integration and related expenses increased in the three and nine-month periods ended September 30, 2020 compared to the same prior year periods due to a small acquisition in the 2020 periods.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three and nine-month periods ended September 30, 2020, we recognized income in other income (expense), net, compared to net expenses in the same prior year periods, primarily due to gains recognized from changes to the fair value of our equity investments and higher gains from certain components of pension expense in the 2020 periods.

Interest expense, net, decreased in the three and nine-month periods ended September 30, 2020, compared to the same prior year periods, due to lower average outstanding debt balances during the 2020 periods resulting from debt repayments throughout 2019 and Euro notes that were issued in the fourth quarter of 2019 that were used to refinance debt with higher interest rates.

In the three and nine-month periods ended September 30, 2020, our effective tax rate (“ETR”) was 3.8 percent and negative 0.3 percent, respectively.  The 3.8 percent ETR in the three-month period ended September 30, 2020 was the result of the mix of some of our jurisdictions recognizing earnings while others had losses.  The negative 0.3 percent ETR in the nine-month period ended September 30, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but had no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  In the three and nine-month periods ended September 30, 2019, our ETR was negative 134.1 percent and negative 31.4 percent, respectively.  We recognized net tax benefits in the three and nine-month periods ended September 30, 2019, primarily due to Switzerland tax reform that resulted in us recognizing a provisional net tax benefit of $263.8 million.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union rules on state aid; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Americas and Global Businesses	$1,253.5	$1,212.3	$413.9	$394.3	33.0%	32.5%
EMEA	339.7	351.8	84.6	93.7	24.9	26.6
Asia Pacific	336.1	328.3	113.4	109.6	33.7	33.4

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2020	2019	2020	2019	2020	2019
Americas and Global Businesses	$3,147.6	$3,703.0	$865.7	$1,211.5	27.5%	32.7%
EMEA	915.1	1,186.5	213.4	350.4	23.3	29.5
Asia Pacific	876.5	967.0	284.4	341.1	32.4	35.3

In the three-month period ended September 30, 2020, the Americas and Global Businesses and Asia Pacific operating profit as a percentage of net sales increased compared to the same prior year period due to increased net sales combined with the cost reductions taken due to COVID-19, such as lower travel and entertainment expenses, and the continued impact of the 2019 Restructuring Plan.  In EMEA, the COVID-19 recovery has been slower than in other regions, resulting in lower net sales in the three-month period ended September 30, 2020 when compared to the same prior year period.  Due to fixed operating expenses that did not decline proportionally with the decrease in net sales, EMEA’s operating profit as a percentage of net sales declined in the three-month period ended September 30, 2020 when compared to the same prior year period.

In the nine-month period ended September 30, 2020, in each of our segments operating profit as a percentage of net sales declined compared to the same prior year period due to the effect of fixed operating expenses that did not decline proportionally with lower net sales from the impact of COVID-19.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude, as applicable, certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill and intangible asset impairment; restructuring and other cost reduction initiative expenses; quality remediation expenses; acquisition, integration and related expenses; certain litigation gains and charges; expenses to establish initial compliance with the European Union Medical Device Regulation; other charges; any related effects on our income tax provision associated with these items; tax adjustments relating to the impacts of tax only amortization in Switzerland; the effect of Switzerland tax reform; other certain tax adjustments; and, with respect to earnings per share information, provide for the effect of dilutive shares assuming net earnings in a period of a reported net loss.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings (loss) and diluted earnings (loss) per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$242.5	$431.1	$(472.6)	$810.9
Inventory and manufacturing-related charges(1)	2.3	11.6	4.3	47.7
Intangible asset amortization(2)	149.7	146.6	445.0	436.9
Goodwill and intangible asset impairment(3)	-	-	645.0	70.1
Restructuring and other cost reduction initiatives(4)	16.2	5.4	89.2	17.0
Quality remediation(5)	10.0	21.5	35.8	64.6
Acquisition, integration and related(6)	9.1	(2.6)	15.7	8.5
Litigation(7)	19.3	42.8	100.4	48.0
Litigation settlement gain(8)	-	-	-	(23.5)
European Union Medical Device Regulation(9)	2.0	11.4	19.1	18.1
Other charges(10)	(8.3)	18.4	5.6	81.8
Taxes on above items(11)	(58.4)	(54.8)	(152.1)	(155.4)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	1.9	-	18.1	-
Switzerland tax reform(13)	(6.5)	(263.8)	(6.5)	(263.8)
Other certain tax adjustments(14)	(3.0)	(1.2)	(6.1)	(12.6)
Adjusted Net Earnings	$376.8	$366.4	$740.9	$1,148.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Diluted (Loss) Earnings Per Share	$1.16	$2.08	$(2.29)	$3.93
Inventory and manufacturing-related charges(1)	0.01	0.06	0.02	0.23
Intangible asset amortization(2)	0.72	0.71	2.15	2.11
Goodwill and intangible asset impairment(3)	-	-	3.12	0.34
Restructuring and other cost reduction initiatives(4)	0.08	0.03	0.43	0.08
Quality remediation(5)	0.05	0.10	0.17	0.31
Acquisition, integration and related(6)	0.04	(0.01)	0.08	0.04
Litigation(7)	0.09	0.21	0.49	0.23
Litigation settlement gain(8)	-	-	-	(0.11)
European Union Medical Device Regulation(9)	0.01	0.05	0.09	0.09
Other charges(10)	(0.04)	0.09	0.03	0.40
Taxes on above items(11)	(0.28)	(0.27)	(0.74)	(0.75)
Tax adjustments relating to the impacts of tax only amortization in Switzerland(12)	0.01	-	0.09	-
Switzerland tax reform(13)	(0.03)	(1.27)	(0.03)	(1.27)
Other certain tax adjustments(14)	(0.01)	(0.01)	(0.03)	(0.06)
Effect of dilutive shares assuming net earnings(15)	-	-	(0.02)	-
Adjusted Diluted Earnings Per Share	$1.81	$1.77	$3.56	$5.57

(1)

Inventory and manufacturing-related charges include excess and obsolete inventory charges on certain product lines we intend to discontinue and other inventory and manufacturing-related charges.  In the nine-month period ended September 30, 2019, inventory and manufacturing-related charges also included a $20.8 million charge incurred to terminate a raw material supply agreement.

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

(10)

We have incurred other various expenses from specific events or projects that we consider highly variable or that have a significant impact to our operating results that we have excluded from our non-GAAP measures.  These include costs related to legal entity, distribution and manufacturing optimization, including contract terminations, gains and losses from changes in fair value on our equity investments, as well as our costs of complying with our DPA with the U.S. government related to certain FCPA matters involving Biomet and certain of its subsidiaries.  Under the DPA, we were subject to oversight by an independent compliance monitor, which monitorship concluded in August 2020.  We expect the one-count criminal information filed against us in 2017 to be dismissed with prejudice in February 2021 and the DPA to conclude at that time.  The excluded costs include the fees paid to the independent compliance monitor and to external legal counsel assisting in the matter.

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

(13)

Switzerland passed the TRAF, effective January 1, 2020. Certain provisions of the TRAF were enacted in the third quarter of 2019, resulting in provisional adjustments to our deferred taxes, generating a net tax benefit.

(14)	Other certain tax adjustments relate to various discrete tax period adjustments.

(15)	Diluted share count used in Adjusted Diluted EPS:

Nine Months Ended
September 30, 2020
Diluted shares	206.8
Dilutive shares assuming net earnings	1.4
Adjusted diluted shares	208.2

Liquidity and Capital Resources

The COVID-19 pandemic has had an adverse effect on our liquidity and capital resource needs, primarily driven by the reduction in sales due to elective surgical procedure deferrals.  We have taken prudent measures in an effort to maintain an adequate financial profile to have access to capital to fund the business during these unprecedented times, including reductions to discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business.  However, we continued to incur fixed expenses that resulted in lower operating cash flows in the nine-month period ended September 30, 2020 when compared to the same prior year period.

As of September 30, 2020, we had $967.3 million in cash and cash equivalents.  In addition, we have $1.0 billion available to borrow under our September 2020 Credit Agreement that contains the September 2020 Revolving Facility and matures on September 17, 2021, and $1.5 billion available under our 2019 Multicurrency Revolving Facility that will mature on November 1, 2024.  The terms of the 2019 Multicurrency Revolving Facility and the September 2020 Revolving Facility (collectively, the “Revolving Facilities”) are described further below and in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $779.4 million in the nine-month period ended September 30, 2020, compared to $1,162.5 million in the same prior year period.  The decline in cash flow from operating activities was primarily the result of COVID-19 reducing our cash inflows due to lower net sales while we continued to pay many fixed operating costs.  Additionally, in the nine-month period ended September 30, 2020 we sold fewer of our accounts receivables to a third party which we estimate negatively impacted operating cash flows by approximately $230 million.  The 2019 period included a payment of approximately $168 million on a patent infringement lawsuit.

Cash flows used in investing activities were $297.9 million in the nine-month period ended September 30, 2020, compared to $591.3 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  In order to preserve cash, we are prioritizing investments which are reflected in the lower investments in property, plant and equipment of $89.8 million in the 2020 period when compared to $155.3 million in the 2019 period.  In the 2019 period, we paid $197.6 million to buy out certain licensing arrangements from third parties.

Cash flows used in financing activities were $135.5 million in the nine-month period ended September 30, 2020, compared to $597.2 million in the same prior year period.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds, which were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.  In the 2019 period, we had $550.0 million in net repayments of term loans.

At September 30, 2020, our outstanding debt consisted of senior notes and term loans as follows (principal shown in U.S. Dollars in millions):

			Interest
Type	Principal	Currency	Rate	Maturity Date
Notes	$450.0	U.S. Dollar	Floating	March 19, 2021
Notes	300.0	U.S. Dollar	3.375	November 30, 2021
Notes	750.0	U.S. Dollar	3.150	April 1, 2022
Term	110.8	Japanese Yen	0.635	September 27, 2022
Term	201.7	Japanese Yen	0.635	September 27, 2022
Notes	586.3	Euro	1.414	December 13, 2022
Notes	300.0	U.S. Dollar	3.700	March 19, 2023
Notes	2,000.0	U.S. Dollar	3.550	April 1, 2025
Notes	600.0	U.S. Dollar	3.050	January 15, 2026
Notes	586.3	Euro	2.425	December 13, 2026
Notes	586.3	Euro	1.164	November 15, 2027
Notes	900.0	U.S. Dollar	3.550	March 20, 2030
Notes	253.4	U.S. Dollar	4.250	August 15, 2035
Notes	317.8	U.S. Dollar	5.750	November 30, 2039
Notes	395.4	U.S. Dollar	4.450	August 15, 2045

The 2019 Multicurrency Revolving Facility will mature on November 1, 2024.  There were no outstanding borrowings under the 2019 Multicurrency Revolving Facility as of September 30, 2020, nor have we borrowed against it subsequent to then.  Due to the current and expected future adverse effects of COVID-19 on our operating results, on April 23, 2020 we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted Consolidated Leverage Ratio, temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  We are currently in compliance with our covenants under the 2019 Multicurrency Revolving Facility.  If we violate any covenants in the future, it is possible the lenders may terminate their commitments and require us to repay any outstanding borrowings immediately.

On April 23, 2020, we entered into a credit agreement which contained an unsecured revolving credit facility of $1.0 billion.  On September 18, 2020, this credit agreement was terminated and we entered into the September 2020 Credit Agreement, which contains the September 2020 Revolving Facility, an unsecured revolving credit facility of $1.0 billion. The September 2020 Credit Agreement matures on September 17, 2021.  We are currently in compliance with our covenants under the September 2020 Revolving Facility.  If we violate any covenants in the future, it is possible the lenders may terminate their commitments and require us to repay any outstanding borrowings immediately. There were no outstanding borrowings under the September 2020 Revolving Facility as of September 30, 2020, nor have we borrowed against it subsequent to then. As of the date of this filing, we do not expect to borrow under the September 2020 Credit Agreement; however, it will provide additional financial flexibility for our cash flow needs if elective surgical procedures are deferred longer than we anticipate.

For additional information on our debt, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2020, $349.9 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $85.1 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.1 billion of unremitted earnings in future years.

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

In February, June and September 2020, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of September 30, 2020, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately $155 million of that total expected to be incurred by the end of 2020.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

As discussed in Note 13 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2010 through 2012, as well as a draft NOPA for years 2013 through 2015, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and intend to continue to vigorously defend our positions.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.  We do not expect the agreement reached with the IRS for tax years 2006-2012 related to the reallocation of profits between the U.S. and Puerto Rico as well as other miscellaneous adjustments to have a material impact on our operating cash flows.

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters with respect to which we expect to continue paying settlements over the next few years.

As discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we entered into stock purchase and merger agreements to acquire two companies.  Subsequent to September 30, 2020, one of these transactions has closed while the other one is pending regulatory approval as of the date of this filing.  There is no assurance that regulatory approval will be received, and if not received, the agreement will be terminated.  Assuming we receive regulatory approval, these acquisitions will require initial aggregate consideration of approximately $225 million in the fourth quarter of 2020 and deferred payments totaling approximately $145 million in 2021.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three and nine-month periods ended September 30, 2020 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We are closely monitoring the effects the COVID-19 pandemic may have on our internal control over financial reporting.

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

During the three-month period ended September 30, 2020, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

10.1

Credit Agreement, dated as of September 18, 2020, among Zimmer Biomet Holdings, Inc., Bank of America, N.A., as Administrative Agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed September 21, 2020)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 6, 2020	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 6, 2020	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)