Form 10-Q
period 2021-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2021-05-04
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of April 21, 2021, 208,482,101 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2021

Part I – Financial Information

Item 1.  Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Sales	$1,847.4	$1,783.8
Cost of products sold, excluding intangible asset amortization	516.4	487.1
Intangible asset amortization	155.5	147.6
Research and development	94.4	98.4
Selling, general and administrative	770.1	828.9
Goodwill impairment	-	612.0
Restructuring and other cost reduction initiatives	21.8	45.0
Quality remediation	10.2	16.4
Acquisition, integration, divestiture and related	13.4	4.4
Operating expenses	1,581.8	2,239.8
Operating Profit (Loss)	265.6	(456.0)
Other income, net	7.3	3.0
Interest expense, net	(52.3)	(50.9)
Earnings (loss) before income taxes	220.6	(503.9)
Provision for income taxes	22.9	5.2
Net Earnings (Loss)	197.7	(509.1)
Less: Net loss attributable to noncontrolling interest	(0.4)	(0.6)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$198.1	$(508.5)
Earnings (Loss) Per Common Share
Basic	$0.95	$(2.46)
Diluted	$0.94	$(2.46)
Weighted Average Common Shares Outstanding
Basic	208.0	206.5
Diluted	210.2	206.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net Earnings (Loss)	$197.7	$(509.1)
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(19.1)	(54.2)
Unrealized cash flow hedge gains, net of tax	39.9	54.8
Reclassification adjustments on hedges, net of tax	(0.5)	(13.5)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.8	(0.3)
Total Other Comprehensive Income (Loss)	21.1	(13.2)
Comprehensive Income (Loss)	218.8	(522.3)
Comprehensive loss attributable to the noncontrolling interest	(0.4)	(0.6)
Comprehensive Income (Loss) Attributable to
Zimmer Biomet Holdings, Inc.	$219.2	$(521.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$724.3	$802.1
Accounts receivable, less allowance for doubtful accounts	1,380.2	1,452.7
Inventories	2,511.7	2,450.7
Prepaid expenses and other current assets	383.9	377.8
Total Current Assets	5,000.1	5,083.3
Property, plant and equipment, net	2,021.9	2,047.7
Goodwill	9,233.2	9,261.8
Intangible assets, net	6,801.2	7,055.5
Other assets	970.2	969.4
Total Assets	$24,026.6	$24,417.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$329.8	$330.0
Income taxes payable	35.8	59.5
Salaries, wages and benefits	235.4	319.5
Other current liabilities	1,188.4	1,347.9
Current portion of long-term debt	300.0	500.0
Total Current Liabilities	2,089.4	2,556.9
Deferred income taxes, net	765.7	790.4
Long-term income tax payable	599.1	588.1
Other long-term liabilities	583.9	656.4
Long-term debt	7,538.7	7,626.5
Total Liabilities	11,576.8	12,218.3
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 312.2 million shares in 2021 (311.4 million in 2020) issued	3.1	3.1
Paid-in capital	9,199.2	9,121.6
Retained earnings	10,237.7	10,086.9
Accumulated other comprehensive loss	(276.7)	(297.8)
Treasury stock, 103.8 million shares in 2021 (103.8 million shares in 2020)	(6,718.3)	(6,719.6)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,445.0	12,194.2
Noncontrolling interest	4.8	5.2
Total Stockholders' Equity	12,449.8	12,199.4
Total Liabilities and Stockholders' Equity	$24,026.6	$24,417.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	Loss	Number	Amount	Interest	Equity
Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	198.1	-	-	-	(0.4)	197.7
Other comprehensive income	-	-	-	-	21.1	-	-	-	21.1
Cash dividends declared ($0.24 per share)	-	-	-	(50.0)	-	-	-	-	(50.0)
Stock compensation plans	0.8	-	77.6	2.7	-	-	1.3	-	81.6
Balance March 31, 2021	312.2	$3.1	$9,199.2	$10,237.7	$(276.7)	(103.8)	$(6,718.3)	$4.8	$12,449.8

Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(508.5)	-	-	-	(0.6)	(509.1)
Other comprehensive loss	-	-	-	-	(13.2)	-	-	-	(13.2)
Cash dividends declared ($0.24 per share)	-	-	-	(49.6)	-	-	-	-	(49.6)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	0.7	-	64.2	0.1	-	0.1	0.6	-	64.9
Balance March 31, 2020	310.6	$3.1	$8,984.3	$9,866.2	$(255.1)	(103.8)	$(6,719.9)	$4.1	$11,882.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$197.7	$(509.1)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	268.7	253.0
Share-based compensation	21.6	16.5
Goodwill impairment	-	612.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(9.5)	(45.4)
Receivables	43.6	289.7
Inventories	(86.1)	(96.0)
Accounts payable and accrued liabilities	(161.2)	(95.8)
Other assets and liabilities	(28.3)	26.0
Net cash provided by operating activities	246.5	450.9
Cash flows provided by (used in) investing activities:
Additions to instruments	(82.6)	(85.7)
Additions to other property, plant and equipment	(27.4)	(40.2)
Net investment hedge settlements	3.1	16.3
Investments in other assets	(15.4)	(11.6)
Net cash used in investing activities	(122.3)	(121.2)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	1,497.1
Redemption of senior notes	(200.0)	-
Dividends paid to stockholders	(49.8)	(49.5)
Proceeds from employee stock compensation plans	65.3	54.5
Net cash flows from unremitted collections from factoring programs	-	12.4
Business combination contingent consideration payments	(5.8)	(3.5)
Debt issuance costs	-	(12.2)
Other financing activities	(5.5)	(6.0)
Net cash (used in) provided by financing activities	(195.8)	1,492.8
Effect of exchange rates on cash and cash equivalents	(6.2)	(6.8)
(Decrease) increase in cash and cash equivalents	(77.8)	1,815.7
Cash and cash equivalents, beginning of year	802.1	617.9
Cash and cash equivalents, end of period	$724.3	$2,433.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2020 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  Results for interim periods should not be considered indicative of results for the full year.

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

Planned Spinoff - On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses into a new public company (“NewCo”).  The planned transaction is intended to benefit our stockholders by enhancing the focus of both Zimmer Biomet and NewCo to meet the needs of patients and customers and, therefore, achieve faster growth and deliver greater value for all stakeholders.  The transaction is intended to qualify as a tax-free distribution, for U.S. federal income tax purposes, to U.S. stockholders of new publicly traded stock in NewCo.  We are targeting completion of the spinoff in mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service (“IRS”) ruling with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, we cannot provide assurance that we will be able to complete the spinoff on the terms or on the timeline that we announced, or at all.

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

Accounting Pronouncements Recently Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12 Simplifying the Accounting for Income Taxes.  ASU 2019-12 eliminates certain exceptions in the rules regarding the approach for intraperiod tax allocations and the methodology for calculating income taxes in an interim period, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill, among other things. We adopted this standard as of January 1, 2021. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Americas	$1,115.0	$1,101.3
EMEA	384.2	398.1
Asia Pacific	348.2	284.4
Total	$1,847.4	$1,783.8

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2021	2020
Knees	$614.3	$628.7
Hips	447.0	432.6
S.E.T.	417.6	380.9
Dental & Spine	246.0	219.5
Other	122.5	122.1
Total	$1,847.4	$1,783.8

In the first quarter of 2021, we updated our product category revenue reporting.  Product category sales include the following changes:

•	Orthopedic robotic capital sales and services, previously reported in the Knee product category, are included in the Other product category;
•	Disposable products used in computer-assisted surgeries, previously reported in the Other product category, are included in the Knees product category
•	CMFT (Craniomaxillofacial and Thoracic) products, previously reported in the Dental, Spine & CMFT category, are included in the S.E.T. (Sports Medicine, Extremities and Trauma) product category;
•	CMFT has been removed from the Dental, Spine & CMFT product category and the name has been changed to Dental & Spine to reflect the revenue related to the spin off of NewCo;
•	Office based technologies products, previously reported in the Other product category, are included in the Dental & Spine product category;
•	Other immaterial adjustments across product categories related to brand alignment.

Prior period product category sales have been reclassified to conform to the current presentation.

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the three months ended March 31, 2021 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2020	$38.7	$10.9	$15.1	$64.7
Expenses incurred in the three months ended March 31, 2021	1.6	5.3	12.1	19.0
Cash payments	(6.5)	(3.6)	(12.5)	(22.6)
Foreign currency exchange rate changes	(1.0)	-	-	(1.0)
Balance, March 31, 2021	$32.8	$12.6	$14.7	$60.1

Expense incurred since the start of the 2019 Restructuring Plan	$80.1	$21.1	$62.3	$163.5

Expense estimated to be recognized for the 2019 Restructuring Plan	$200.0	$25.0	$150.0	$375.0

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

5.  Inventories

	March 31,	December 31,
	2021	2020
	(in millions)
Finished goods	$2,006.7	$1,954.6
Work in progress	230.7	223.7
Raw materials	274.3	272.4
Inventories	$2,511.7	$2,450.7

6.  Property, Plant and Equipment

	March 31,	December 31,
	2021	2020
	(in millions)
Land	$27.4	$27.7
Buildings and equipment	2,213.6	2,197.8
Capitalized software costs	456.0	455.8
Instruments	3,590.1	3,518.3
Construction in progress	111.5	125.3
	6,398.6	6,324.9
Accumulated depreciation	(4,376.7)	(4,277.2)
Property, plant and equipment, net	$2,021.9	$2,047.7

We had $17.3 million and $24.4 million of property, plant and equipment included in accounts payable as of March 31, 2021 and December 31, 2020, respectively.

7.Acquisitions

In the fourth quarter of 2020, we completed the acquisitions of A&E Medical Corporation (“A&E Medical”), a sternal closure company, and Relign Corp. (“Relign”), an arthroscopy equipment company (collectively referred to as the “2020 acquisitions”).  The 2020 acquisitions were completed primarily to expand our product offerings in the CMFT and sports medicine markets.  The total aggregate cash consideration paid in 2020 related to the 2020 acquisitions was $244.9 million, with an additional $145.0 million of guaranteed deferred payments to be made in 2021.  We have assigned a fair value of $31.3 million for potential additional payments related to these acquisitions that are contingent on the respective acquired companies’ future product sales.  The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments.

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

The purchase price allocations as of March 31, 2021 are preliminary.  We need additional time to finalize the acquired companies’ tax returns and evaluate their tax attributes, which may change the recognized tax assets and liabilities.  There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed related to the 2020 acquisitions (in millions):

Current assets	$33.7
Intangible assets subject to amortization:
Technology	147.9
Trademarks and trade names	1.5
Customer relationships	92.7
Other	4.9
Goodwill	189.9
Other assets	5.4
Total assets acquired	476.0
Current liabilities	4.5
Deferred income taxes	48.5
Other long-term liabilities	1.8
Total liabilities assumed	54.8
Net assets acquired	$421.2

In the three-month period ended March 31, 2021 we adjusted the preliminary fair values that were recognized as of December 31, 2020.  The adjustments primarily related to the customer relationships intangible asset and the related deferred income tax liability as we refined our estimates by analyzing historical purchasing patterns of existing customers.  The adjustment did not result in a significant change to intangible asset amortization expense recognized in the three-month period ended March 31, 2021 that would have been recognized in the previous period if the adjustment were recognized as of the acquisition date.

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

8.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas and Global Businesses	EMEA	Asia Pacific	Total
Balance at December 31, 2020
Goodwill	$9,583.7	$1,362.9	$580.8	$11,527.4
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	(2,265.6)
	$8,355.1	$325.9	$580.8	$9,261.8
Purchase accounting adjustments	20.6	5.1	2.3	28.0
Currency translation	(37.8)	(10.0)	(8.8)	(56.6)
Balance at March 31, 2021
Goodwill	$9,566.5	$1,358.0	$574.3	$11,498.8
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	(2,265.6)
	$8,337.9	$321.0	$574.3	$9,233.2

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

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our 2019 annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures, at the time of the March 31, 2020 impairment test, we estimated cash flows in 2020 to be significantly lower than previously estimated in the 2019 annual goodwill impairment test.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  As of March 31, 2021, $321.0 million of goodwill remains in the EMEA reporting unit.

The impairment charge of $142.0 million in our Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows.  We estimated the cash flows from our Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, we estimated economic uncertainty would likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  As of March 31, 2021, $270.4 million of goodwill remains in the Dental reporting unit.

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

In estimating the future cash flows of the reporting units, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units.  The primary market input was revenue growth rates.  These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles.  The impact of declining revenue from the COVID-19 pandemic was included in the future cash flows.  Significant company specific inputs included assumptions regarding how the reporting units could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

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

9.  Transfers of Financial Assets

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

In the three-month periods ended March 31, 2021 and 2020, we sold receivables having an aggregate face value of $32.0 million and $560.5 million to third parties in exchange for cash proceeds of $31.7 million and $560.1 million, respectively.  Expenses recognized on these sales during the three-month periods ended March 31, 2021 and 2020 were not significant.  In the three-month period ended March 31, 2020, under the U.S. and Japan programs, we collected $335.3 million from our customers and remitted that amount to the third party, and we effectively repurchased $39.3 million of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.  No amounts were unremitted to third parties as of March 31, 2021 and December 31, 2020.

10.  Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2021	2020
Current portion of long-term debt
3.375% Senior Notes due 2021	$300.0	$300.0
Floating Rate Notes due 2021	-	200.0
Total current portion of long-term debt	$300.0	$500.0
Long-term debt
3.150% Senior Notes due 2022	$750.00	$750.00
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	900.0	900.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	587.7	611.8
2.425% Euro Notes due 2026	587.7	611.8
1.164% Euro Notes due 2027	587.7	611.8
Japan Term Loan A	105.9	113.3
Japan Term Loan B	192.7	206.3
Other long-term debt	3.1	-
Debt discount and issuance costs	(44.9)	(48.2)
Adjustment related to interest rate swaps	2.2	3.1
Total long-term debt	$7,538.7	$7,626.5

At March 31, 2021, our total current and non-current debt of $7.8 billion consisted of $7.6 billion aggregate principal amount of our senior notes, which included $1.5 billion Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and other debt and fair value adjustments totaling $5.3 million, partially offset by debt discount and issuance costs of $44.9 million.

In the three-month period ended March 31, 2021, we repaid $200.0 million on our Floating Rate Notes due 2021.

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

We have a revolving credit agreement (the “2019 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”).  The 2019 Credit Agreement will mature on November 1, 2024, with two one-year extensions exercisable at our discretion and subject to required lender consent.  The 2019 Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.  As of March 31, 2021, there were no outstanding borrowings under the 2019 Multicurrency Revolving Facility.

Borrowings under the 2019 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2019 Multicurrency Revolving Facility.  The 2019 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.   On April 23, 2020, we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted consolidated indebtedness to consolidated EBITDA ratio (“Consolidated Leverage Ratio”), temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  Pursuant to the amendment, the maximum permitted Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters under the 2019 Credit Agreement is (i) 5.75 to 1.00 for periods ending between April 1, 2020 and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such maximum permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the 2019 Credit Agreement as of March 31, 2021. The amendment also increased the interest rate margin applicable to revolving loans and the facility fee, each of which are determined by reference to our senior unsecured long-term debt credit rating, through March 31, 2021.  On February 26, 2021, we entered into a further amendment to the 2019 Credit Agreement to facilitate the addition of a new lender while maintaining the amount of the credit facility at $1.5 billion and incorporating certain administrative changes.

On April 23, 2020, we entered into a revolving credit agreement which was an unsecured revolving credit facility of $1.0 billion (the “April 2020 Revolving Facility”).  In conjunction with a new revolving credit agreement (the “September 2020 Credit Agreement”) entered into on September 18, 2020, the April 2020 Revolving Facility was terminated.  We never borrowed against the April 2020 Revolving Facility.  The September 2020 Credit Agreement is a $1.0 billion 364-day unsecured revolving credit facility (the “September 2020 Revolving Facility”).  The September 2020 Revolving Facility will be used for general corporate purposes.  The September 2020 Credit Agreement matures on September 17, 2021. Borrowings under the September 2020 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the September 2020 Revolving Facility.  The September 2020 Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The September 2020 Credit Agreement requires us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of no greater than (i) 5.75 to 1.00 for periods ending during the period from September 18, 2020 to and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the September 2020 Credit Agreement, as of March 31, 2021.  As of March 31, 2021, there were no outstanding borrowings under the September 2020 Credit Agreement.

The estimated fair value of our senior notes as of March 31, 2021, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,139.7 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of March 31, 2021, based upon publicly available market yield curves and the terms of the debt (Level 2), was $297.7 million.

11.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity.  Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and unrecognized prior service costs and gains and losses in actuarial assumptions related to our defined benefit plans.  Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity.  Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings.  Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2020	$(7.2)	$(55.6)	$(235.0)	$(297.8)
AOCI before reclassifications	(19.1)	39.9	-	20.8
Reclassifications to statements of earnings	-	(0.5)	0.8	0.3
Balance at March 31, 2021	$(26.3)	$(16.2)	$(234.2)	$(276.7)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2021	2020	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$1.1	$15.6	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	0.9	15.4	Total before tax
	0.4	1.9	Provision for income taxes
	$0.5	$13.5	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(1.5)	$(1.7)	Other income, net
	(0.7)	(2.0)	Provision for income taxes
	$(0.8)	$0.3	Net of tax
Total reclassifications	$(0.3)	$13.8	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended March 31, 2021
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$0.6	$19.7	$(19.1)
Unrealized cash flow hedge gains	47.5	7.6	39.9
Reclassification adjustments on cash flow hedges	(0.9)	(0.4)	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.5	0.7	0.8
Total Other Comprehensive Income	$48.7	$27.6	$21.1

	Three Months Ended March 31, 2020
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(29.2)	$25.0	$(54.2)
Unrealized cash flow hedge gains	65.7	10.9	54.8
Reclassification adjustments on cash flow hedges	(15.4)	(1.9)	(13.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.7	2.0	(0.3)
Total Other Comprehensive Income (Loss)	$22.8	$36.0	$(13.2)

12.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$14.3	$-	$14.3	$-
Cross-currency interest rate swaps	10.8	-	10.8	-
Total Assets	$25.1	$-	$25.1	$-

Liabilities
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$12.7	$-	$12.7	$-
Cross-currency interest rate swaps	15.3	-	15.3	-
Contingent payments related to acquisitions	42.1	-	-	42.1
Total Liabilities	$70.1	$-	$28.0	$42.1

	As of December 31, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.9	-	0.9	-
Total Assets	$1.4	$-	$1.4	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$48.5	$-	$48.5	$-
Cross-currency interest rate swaps	83.3	-	83.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.2	-	3.2	-
Contingent payments related to acquisitions	48.2	-	-	48.2
Total Liabilities	$183.2	$-	$135.0	$48.2

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

Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques.  The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase.  See Note 7 for additional information regarding contingent payments related to acquisitions.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2020	$48.2
Change in estimate	0.3
Settlements	(6.0)
Foreign currency impact	(0.4)
Ending balance March 31, 2021	$42.1

Changes in estimates for contingent payments related to acquisitions are recognized in Acquisition, integration, divestiture and related expenses on our condensed consolidated statements of earnings.

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of our 3.375% Senior Notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of March 31, 2021 related to these discontinued hedges was $2.2 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of March 31, 2021 and December 31, 2020, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term debt	$302.2	$303.0	$2.2	$3.1

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2021 was $25.7 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At March 31, 2021, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 1,200 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.  In the three-month period ended March 31, 2021, Euro 250 million of these cross-currency interest rate swaps matured at a loss of $13.2 million.  The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2021, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2021 through August 2023. As of March 31, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,449.1 million. As of March 31, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $274.4 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2021	2020	Statements of Earnings	2021	2020
Foreign exchange forward contracts	$47.5	$65.7	Cost of products sold	$1.1	$15.6
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$47.5	$65.7		$0.9	$15.4

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2021, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $23.5 million, or $16.2 million after taxes, which is deferred in AOCI.  A gain of $2.8 million, or $2.6 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$516.4	$(52.3)	$487.1	$(50.9)
The effects of fair value, cash flow and net investment hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	0.9	-	0.9
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	1.1	-	15.6	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	13.3	-	13.4

Derivatives Not Designated as Hedging Instruments

The following (losses)/gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2021	2020
Foreign exchange forward contracts	Other expense, net	$(6.2)	$23.1

These (losses)/gains do not reflect offsetting gains of $3.4 and losses of $23.5 million in the three-month periods ended March 31, 2021 and 2020, respectively, recognized in other income, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2021 and December 31, 2020, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2021		As of December 31, 2020
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$21.3	Other current assets	$12.2
Cross-currency interest rate swaps	Other current assets	0.2	Other current assets	-
Foreign exchange forward contracts	Other assets	15.0	Other assets	3.7
Cross-currency interest rate swaps	Other assets	10.6	Other assets	-
Total asset derivatives		$47.1		$15.9

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.5

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$22.0	Other current liabilities	$37.4
Cross-currency interest rate swaps	Other current liabilities	13.9	Other current liabilities	55.0
Foreign exchange forward contracts	Other long-term liabilities	12.7	Other long-term liabilities	26.5
Cross-currency interest rate swaps	Other long-term liabilities	1.4	Other long-term liabilities	28.3
Total liability derivatives		$50.0		$147.2

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$3.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2021			As of December 31, 2020
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$21.3	$13.2	$8.1	$12.2	$11.7	$0.5
Cash flow hedges	Other assets	15.0	8.8	6.2	3.7	3.7	-
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.5	0.6	0.9

Liability Derivatives
Cash flow hedges	Other current liabilities	22.0	13.2	8.8	37.4	11.7	25.7
Cash flow hedges	Other long-term liabilities	12.7	8.8	3.9	26.5	3.7	22.8
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	3.8	0.6	3.2

The following net investment hedge gains were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2021	2020
Euro Notes	$72.3	$38.1
Cross-currency interest rate swaps	65.6	69.7
	$137.9	$107.8

14.  Income Taxes

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

We are under continuous audit by the IRS and other taxing authorities.  During the course of these audits, we receive proposed adjustments from taxing authorities that may be material.  Therefore, there is a possibility that an adverse outcome in these audits could have a material effect on our results of operations and financial condition.  Our U.S. Federal income tax returns have been audited through 2015 and are currently under audit for years 2016-2019.

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

In December 2020, we received a revised Notice of Proposed Adjustment (“NOPA”) from the IRS for tax years 2013-2015 relating to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and reallocating profits between certain of our U.S. and foreign subsidiaries.  In April 2021, we received a Revenue Agents’ Report (“RAR”) on this matter which was consistent with the NOPA.  The RAR adjustment related to the cost sharing agreement proposes an increase to our U.S. Federal taxable income, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties.  We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement.  We do not expect changes to our reserves relative to these matters within the next twelve months.  We intend to vigorously contest the RAR, and we will pursue all available administrative and, if necessary, judicial remedies.  If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved.  No payment of any amount related to this RAR is required to be made, if at all, until all applicable proceedings have been completed.

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020.  The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations.  This resulted in the recording of a deferred tax asset for future deductions of tax goodwill. For the three-month period ended March 31, 2021, we recognized benefits of $10.0 million related to certain adjustments to the estimated net deferred tax asset from the filing of tax returns.

In the three-month periods ended March 31, 2021 and 2020 our effective tax rate (“ETR”) was 10.4 percent and negative 1.0 percent, respectively.  The 10.4 percent ETR in the three-month period ended March 31, 2021 was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The negative 1.0 percent ETR in the three-month period ended March 31, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but had no corresponding tax benefit.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

15.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2021	2020
Weighted average shares outstanding for basic net earnings (loss) per share	208.0	206.5
Effect of dilutive stock options and other equity awards	2.2	-
Weighted average shares outstanding for diluted net earnings (loss) per share	210.2	206.5

During the three-month period ended March 31, 2021, an average of 0.4 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.   Since we incurred a net loss in the three-month period ended March 31, 2020, no dilutive stock options or other equity awards were included as diluted shares.

16.  Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMFT”); office based technologies; dental implants; and related surgical products.  Our chief operating decision maker (“CODM”) allocates resources to achieve our operating profit goals through three operating segments.  These operating segments, which also constitute our reportable segments, are Americas and Global Businesses; EMEA; and Asia Pacific.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, other charges and corporate functions.  Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments.  Intercompany transactions have been eliminated from segment operating profit.

Our Americas and Global Businesses operating segment is comprised principally of the U.S. and includes other North, Central and South American markets for all of our product categories as well as the global results for our Dental product division.  This segment also includes our global manufacturing operations for all product categories and research, development engineering, medical education, and brand management for our global product category headquarter locations.  Our EMEA operating segment is comprised principally of Europe and includes the Middle East and African markets for all product categories except Dental.  Our Asia Pacific operating segment is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets for all product categories except Dental.  The EMEA and Asia Pacific operating segments include the commercial operations as well as regional headquarter expenses to operate in those markets.

Since the Americas and Global Businesses includes additional costs related to global manufacturing operations and other centralized global product category headquarter expenses, profitability metrics in this operating segment are not comparable to the EMEA and Asia Pacific operating segments.

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

We reclassified certain insignificant prior period amounts to conform to the current period presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit (Loss)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Americas and Global Businesses	$1,161.4	$1,136.6	$371.6	$363.0
EMEA	349.1	371.3	86.3	108.8
Asia Pacific	336.9	275.9	120.3	92.6
Corporate Functions	-	-	(101.9)	(98.2)
Total	$1,847.4	$1,783.8
Inventory and manufacturing-related charges			5.9	(0.6)
Intangible asset amortization			(155.5)	(147.6)
Goodwill impairment			-	(612.0)
Restructuring and other cost reduction initiatives			(21.9)	(45.0)
Quality remediation			(10.2)	(15.9)
Acquisition, integration, divestiture and related			(13.4)	(4.4)
Litigation			(6.1)	(79.8)
European Union Medical Device Regulation			(6.9)	(11.0)
Other charges			(2.6)	(5.9)
Operating profit (loss)			$265.6	$(456.0)

As a result of the planned spin off of NewCo, starting April 1, 2021 we added an additional operating segment to reflect the new management responsibilities for the recently hired Chief Executive Officer of NewCo.  The new operating segment will consist of the Global Dental and Americas Spine businesses and be carved out of the current Americas and Global Businesses operating segment.  The EMEA and Asia Pacific operating segments will not change.  We are currently reviewing the new organizational responsibilities and related costs that will be part of the new operating segment.  After this new operating segment is added in future periods, we expect to reclassify previously reported information to conform to the new presentation.

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

Our estimate as of March 31, 2021 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $49.8 million.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Our estimate as of March 31, 2021 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $53.3 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or have been or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Trials have commenced, and other trials are currently scheduled to occur in the future.  Although each case will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability.  Our estimate as of March 31, 2021 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $75.7 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH (now Zimmer GmbH), seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a court filing, Heraeus indicated that it might further increase its claims in the course of the proceedings.  As of March 31, 2021, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe (now Zimmer Biomet Nederland B.V.), requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  The appeal remained pending as of March 31, 2021.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiburg concerning the sale of the European Cements with certain changed raw materials.  Heraeus sought an injunction on the basis that the continued use of the product names for the European Cements was misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiburg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing occurred in December 2019 and on June 19, 2020, the court dismissed the appeal on different grounds, namely that the appeals court did not find any unfair competition in the continued use of the product names.  Although the appeals court did not grant leave to appeal, Heraeus had initially filed a request for appeal with the German Supreme Court, but it withdrew that request in November 2020.

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

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.  In September 2019, the Zimmer Biomet parties filed a motion to stay the proceedings pending (1) the court’s decision on Esschem’s motion for summary judgment in the Esschem case described above and (2) the outcome of the U.S. International Trade Commission (“ITC”) complaint filed by Heraeus asserting similar claims, described below under “Regulatory Matters, Government Investigations and Other Matters.”  On May 2, 2020, the court granted the Zimmer Biomet parties’ motion to stay the proceedings pending the outcome of the ITC complaint filed by Heraeus, and the related ITC investigation is now final.  In a joint status report filed in March 2021 at the request of the court, Heraeus indicated that when the stay is dissolved, it intends to file a motion for preliminary injunction enjoining Zimmer Biomet from continuing to manufacture and sell its bone cements.  As of March 31, 2021, the court has not dissolved the stay.  Although we are vigorously defending this lawsuit, the ultimate outcome is uncertain.  An adverse ruling in this case could have a material adverse effect on our business, financial condition and results of operations.

Other European Countries: Heraeus continues to pursue other related legal proceedings in Europe seeking various forms of relief, including injunctive relief and damages, against various Biomet-related and local Zimmer Biomet entities relating to the European Cements, including those described herein.  On October 2, 2018, the Belgian Court of Appeal of Mons issued a judgment in favor of Heraeus relating to its request for past damages caused by the alleged misappropriation of its trade secrets, and an injunction preventing future sales of certain European Cements in Belgium (the “Belgian Decision”).  We appealed this judgment to the Belgian Supreme Court.  The Belgian Supreme Court dismissed our appeal in October 2019 and this decision is final.  Proceedings to assess the amount of damages potentially owed to Heraeus under the Belgian Decision remain pending.  Heraeus filed a suit in Belgium concerning the continued sale of the European Cements with certain changed materials.  Like its former suit in Germany, Heraeus seeks an injunction on the basis that the continued use of the product names for the European Cements is misleading for customers and thus an act of unfair competition.  On May 7, 2019, the Liège Commercial Court issued a judgment that Zimmer Biomet failed to inform its hospital and surgeon customers of the changes made to the composition of the cement with certain changed materials and ordered, as a sole remedy, that Zimmer Biomet send letters to those customers, which we have done.  An appeals hearing took place on January 13, 2021.  On February 10, 2021, the court of appeals dismissed the appeals of Heraeus and Zimmer Biomet, which ended the unfair competition proceedings regarding the continued use of the product names.  In November 2020, Heraeus also initiated proceedings in Belgium seeking an injunction and damages related to the distribution of the European Cements in the revised formulation.  Heraeus claims that the revised formulation still misappropriates its alleged trade secrets.  The proceedings are pending, and a decision is not expected in 2021.

On February 13, 2019, a Norwegian court of first instance issued a judgment in favor of Heraeus on its claim for misappropriation of trade secrets.  The court awarded damages of 19,500,000 NOK, or approximately $2.3 million, plus attorneys’ fees, and issued an injunction, which is not final and thus not currently being enforced, preventing Zimmer Biomet Norway from marketing in Norway bone cements identified with the current product names and bone cements making use of the trade secrets which were acknowledged in the Frankfurt Decision.  We appealed the Norwegian judgment to the court of second instance and an appeals trial was held in March 2021.  On April 30, 2021, the appeals court in Norway found in favor of Zimmer Biomet and reversed the decision of the court of first instance.  The appeals court ruled that Heraeus did not substantiate that the alleged trade secrets were useful and thus did not qualify as trade secrets, and additionally determined that the alleged trade secrets were not actually used or misappropriated.  Heraeus has the right to seek leave to appeal to the Norwegian supreme court.

On October 29, 2019, an Italian court of first instance issued a judgment in favor of Heraeus on its claim of misappropriation of trade secrets, but did not yet order an award of damages.  We filed a timely appeal of the decision.  As of March 31, 2021, Heraeus had not initiated damages proceedings but indicated that it might do so in the future based on the non-final first instance decision.

On January 23, 2020, a Finnish Market Court issued a judgment partly in favor of Heraeus on its claim of misappropriation of certain trade secrets.  Damage claims were not raised in the proceedings.  We appealed the decision to the Finnish Supreme Court.  On July 3, 2020, the Finnish Supreme Court declined to review the case, rendering the Market Court decision final.  In March 2021, Heraeus initiated damages proceedings, claiming damages of €13.84 million, or approximately $16.6 million.

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

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants based on factual allegations that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged materially false statements.  On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions.  Also on September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations.  On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the motions to dismiss the

Chancery Court actions.  The plaintiffs in the Chancery Court and the U.S. District Court actions do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount, as well as attorneys’ fees, costs and other relief.

Regulatory Matters, Government Investigations and Other Matters

U.S. International Trade Commission Investigation: On March 5, 2019, Heraeus filed a complaint with the ITC against us and certain of our subsidiaries.  The complaint alleges that Biomet misappropriated Heraeus’ trade secrets in the formulation and manufacture of two bone cement products now sold by Zimmer Biomet, both of which are imported from our Valence, France facility.  Heraeus requested that the ITC institute an investigation and, after the investigation, issue a limited exclusion order and cease and desist orders.  On April 5, 2019, the ITC ordered an investigation be instituted into whether we have committed an “unfair act” in the importation, sale for importation, or sale after importation of certain bone cement products, the threat or effect of which is to destroy or substantially injure an industry in the United States, in violation of Section 337 of the Tariff Act of 1930, as amended (“Section 337”).  An evidentiary hearing in front of an administrative law judge at the ITC was held in January 2020 and an Initial Determination was issued on May 6, 2020.  In the Initial Determination, the administrative law judge held that we did not violate Section 337, and thus we are not restricted from continuing to manufacture and sell the two challenged bone cement products in the United States.  On July 13, 2020, the ITC issued a notice of intent to review the Initial Determination and on January 12, 2021 it issued a Final Determination which affirmed the Initial Determination with modifications and terminated the investigation with a finding of no violation of Section 337.  Heraeus did not appeal the Final Determination.

FDA warning letter:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw.  As of March 31, 2021, the Warsaw warning letter remained pending.  Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses to form NewCo.  We are targeting completion of the spin-off in mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and IRS ruling with respect to the tax-free nature of the transaction, and the effectiveness of a Form 10 registration statement with the SEC.  The following discussion and analysis includes these businesses in our discussion of financial condition and results of operations.

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results have been significantly impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.  Although challenges related to COVID-19 continued in the first quarter of 2021, we saw signs of the pandemic beginning to subside across many regions toward the end of the quarter with the acceleration of the vaccine rollout worldwide.   These factors contributed to a year-over-year net sales increase of 3.6 percent in the three-month period ended March 31, 2021 when compared to the same prior year period.

Results for the Three-Month Period ended March 31, 2021

Our net sales increased by 3.6 percent in the three-month period ended March 31, 2021 compared to the same prior year period.  We saw a recovery in elective surgical procedures toward the end of the quarter, especially in Asia Pacific and the U.S.  Our net earnings were $198.1 million in the three-month period ended March 31, 2021 compared to a net loss of $508.5 million in the same prior year period.  In the 2020 period, we recognized goodwill impairment charges of $612.0 million, which was primarily due to the estimated impact of COVID-19 on our operating results at that time.  Additionally, we recognized litigation-related charges of $79.8 million in the 2020 period.  In the 2021 period we returned to profitability due to the recovery in elective surgical procedures as well as a reduction in operating expenses including litigation, goodwill impairment charges and reduced discretionary spending due to COVID-19.

2021 Outlook

At this time, we are optimistic the continued rollout of vaccines around the world may allow elective surgical procedures to return to pre-pandemic levels in some regions during 2021.  Additionally, since the clinical need for many of our products does not go away, it is possible once patients and hospitals have confidence to return to elective surgical procedures that the patient backlog from deferred procedures may have a positive effect on the underlying market growth.  However, the consequences of COVID-19 continue to be fluid, and it is difficult to predict its ongoing impact to our business and broader economic and market environments.

If the negative impact of COVID-19 on our net sales subside, we believe we can improve our operating profit margin, since our fixed costs would not increase proportionally to net sales.

Results of Operations

We analyze sales by three geographies, the Americas, EMEA and Asia Pacific, and by the following product categories: Knees; Hips; S.E.T.; Dental & Spine; and Other.  This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals.  We analyze sales by geography because the underlying market trends in any particular geography tend to be similar across product categories and because we primarily sell the same products in all geographies.  Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.  In 2021, it is uncertain if this seasonal pattern will be similar to years prior to 2020, due to COVID-19 and its continued impacts.

Net Sales by Geography

The following table presents our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume /		Foreign
	2021	2020	% Inc / (Dec)	Mix	Price	Exchange
Americas	$1,115.0	$1,101.3	1.2%	3.3%	(2.3)%	0.2%
EMEA	384.2	398.1	(3.5)	(10.0)	(0.3)	6.8
Asia Pacific	348.2	284.4	22.4	16.5	(1.0)	6.9
Total	$1,847.4	$1,783.8	3.6	2.5	(1.7)	2.8

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following table presents our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	March 31,			Volume /		Foreign
	2021	2020	% Inc / (Dec)	Mix	Price	Exchange
Knees	$614.3	$628.7	(2.3)%	(2.9)%	(2.3)%	2.9%
Hips	447.0	432.6	3.3	3.0	(2.7)	3.0
S.E.T.	417.6	380.9	9.6	7.2	-	2.4
Dental & Spine	246.0	219.5	12.1	10.8	(1.2)	2.5
Other	122.5	122.1	0.3	(1.5)	(1.0)	2.8
Total	$1,847.4	$1,783.8	3.6	2.5	(1.7)	2.8

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2021	2020	% Inc / (Dec)
Knees
Americas	$358.8	$378.1	(5.1)%
EMEA	131.3	152.7	(14.0)
Asia Pacific	124.2	97.9	26.9
Total	$614.3	$628.7	(2.3)
Hips
Americas	$235.2	$232.5	1.1%
EMEA	107.7	111.4	(3.2)
Asia Pacific	104.1	88.7	17.3
Total	$447.0	$432.6	3.3

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 2.5 percent on year-over-year sales during the three-month period ended March 31, 2021.  With the vaccine rollout and adoption, we saw improved levels of recovery in elective surgical procedures toward the end of the first quarter.

Based upon country dynamics, volume changes varied by region.  In the Americas, U.S. net sales increased in the first quarter driven by recovery in several states and regions, but this growth was tempered by declines in Latin America.  In EMEA, COVID-19 surges resulted in corresponding government policy actions and lockdowns causing a net sales decline.  Asia Pacific net sales growth in the first quarter of 2021 was primarily due to strong recovery in China compared to the same prior year period, when China was the first country to be significantly affected by the pandemic.

Pricing Trends

Global selling prices had a negative effect of 1.7 percent on year-over-year sales during the three-month period ended March 31, 2021.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2021, changes in foreign currency exchange rates had a positive effect of 2.8 percent on year-over-year sales.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of 1 to 2 percent on full-year 2021 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2021	2020	(Dec)
Cost of products sold, excluding intangible asset amortization	28.0%	27.3%	0.7%
Intangible asset amortization	8.4	8.3	0.1
Research and development	5.1	5.5	(0.4)
Selling, general and administrative	41.7	46.5	(4.8)
Goodwill impairment	-	34.3	(34.3)
Restructuring and other cost reduction initiatives	1.2	2.5	(1.3)
Quality remediation	0.6	0.9	(0.3)
Acquisition, integration, divestiture and related	0.7	0.2	0.5
Operating profit (loss)	14.4	(25.6)	40.0

The increase in cost of products sold as a percentage of net sales for the three-month period ended March 31, 2021 compared to the same prior year period was primarily due to lower hedge gains recognized as part of our hedging program, higher manufacturing costs and lower average selling prices.  These unfavorable items were partially offset by lower excess and obsolete charges on inventory.

Intangible asset amortization expense increased in the three-month period ended March 31, 2021 compared to the same prior year period due to additional amortization from acquisitions made in the fourth quarter of 2020.

Research and development (“R&D”) expenses decreased in both amount and as a percentage of net sales in the three-month period ended March 31, 2021 compared to the same prior year period.  The decrease in expenses was primarily due to lower spending on our EU MDR implementation and lower spending on travel costs due to COVID-19.  We expect R&D expenses will be higher for the remainder of 2021 when compared to the same prior year period due to anticipated purchased in-process R&D projects.

Selling, general and administrative (“SG&A”) expenses and SG&A expenses as a percentage of net sales decreased in the three-month period ended March 31, 2021 compared to the same prior year period primarily due to lower litigation-related charges of $6.1 million in the 2021 period compared to $79.8 million in the 2020 period.  Additionally, we also recognized lower travel expenses due to COVID-19.  These favorable items were partially offset by higher performance-based compensation in the 2021 period compared to the 2020 period.  The significant impact COVID-19 was expected to have on our results in 2020 resulted in us lowering our estimated performance-based compensation in the three-month period ended March 31, 2020.

In the three-month period ended March 31, 2020, we recognized goodwill impairment charges of $612.0 million, including charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively.  For more information regarding these charges, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $21.8 million and $45.0 million in the three-month periods ended March 31, 2021 and 2020, respectively, attributable to restructuring and other cost reduction initiatives, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with the 2019 Restructuring Plan.  For more information regarding these charges, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Our quality remediation expenses declined in the three-month period ended March 31, 2021 compared to the same prior year period, due to the natural regression of completing our remediation milestones.  Acquisition, integration, divestiture and related expenses increased in the three-month period ended March 31, 2021 compared to the same prior year period due to consulting and other professional service expenses related to the planned spin-off of our Spine and Dental businesses and the acquisitions made in 2020.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three-month period ended March 31, 2021 our other income, net was higher than in the same prior year period due to gains recognized from changes to the fair value of our equity investments.

Interest expense, net, increased in the three-month period ended March 31, 2021, compared to the same prior year period, due to higher interest expense from debt transactions in 2020, including amortization of the facility fees related to the September 2020 Revolving Facility.

In the three-month periods ended March 31, 2021 and 2020 our ETR was 10.4 percent and negative 1.0 percent, respectively.  The 10.4 percent ETR in the three-month period ended March 31, 2021 was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The negative 1.0 percent ETR in the three-month period ended March 31, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but had no corresponding tax benefit.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2021	2020	2021	2020	2021	2020
Americas and Global Businesses	$1,161.4	$1,136.6	$371.6	$363.0	32.0%	31.9%
EMEA	349.1	371.3	86.3	108.8	24.7	29.3
Asia Pacific	336.9	275.9	120.3	92.6	35.7	33.6

In the three-month period ended March 31, 2021, the Americas and Global Businesses and Asia Pacific operating profit as a percentage of net sales increased compared to the same prior year period due to increased net sales from the recovery of elective surgical procedures combined with cost reductions resulting from actions taken due to COVID-19, such as lower travel expenses.  In EMEA, the COVID-19 recovery has been slower than in other regions, resulting in lower net sales in the three-month period ended March 31, 2021 compared to the same prior year period.  Due to fixed operating expenses that did not decline proportionally with the decrease in net sales, EMEA’s operating profit as a percentage of net sales declined in the three-month period ended March 31, 2021 compared to the same prior year period.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude, as applicable, certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill and intangible asset impairment; restructuring and other cost reduction initiative expenses; quality remediation expenses; acquisition, integration, divestiture and related expenses; certain litigation gains and charges; expenses to establish initial compliance with the EU MDR; other charges; any related effects on our income tax provision associated with these items; the effect of Switzerland tax reform; other certain tax adjustments; and, with respect to earnings per share information, provide for the effect of dilutive shares assuming net earnings in a period of a reported net loss.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings (loss) and diluted earnings (loss) per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share (in millions, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$198.1	$(508.5)
Inventory and manufacturing-related charges(1)	(5.9)	0.6
Intangible asset amortization(2)	155.5	147.6
Goodwill impairment(3)	-	612.0
Restructuring and other cost reduction initiatives(4)	21.9	45.0
Quality remediation(5)	10.2	15.9
Acquisition, integration, divestiture and related(6)	13.4	4.4
Litigation(7)	6.1	79.8
European Union Medical Device Regulation(8)	6.9	11.0
Other charges(9)	(1.5)	6.6
Taxes on above items(10)	(47.0)	(70.2)
Swiss Tax Reform(11)	3.4	16.9
Other certain tax adjustments(12)	(2.0)	(7.2)
Adjusted Net Earnings	$359.1	$353.9

	Three Months Ended
	March 31,
	2021	2020
Diluted Earnings (Loss) Per Share	$0.94	$(2.46)
Inventory and manufacturing-related charges(1)	(0.03)	-
Intangible asset amortization(2)	0.74	0.71
Goodwill impairment(3)	-	2.96
Restructuring and other cost reduction initiatives(4)	0.10	0.22
Quality remediation(5)	0.05	0.08
Acquisition, integration, divestiture and related(6)	0.06	0.02
Litigation(7)	0.03	0.39
European Union Medical Device Regulation(8)	0.04	0.05
Other charges(9)	(0.01)	0.03
Taxes on above items(10)	(0.22)	(0.34)
Swiss Tax Reform(11)	0.02	0.08
Other certain tax adjustments(12)	(0.01)	(0.03)
Effect of dilutive shares assuming net earnings(13)	-	(0.01)
Adjusted Diluted Earnings Per Share	$1.71	$1.70

(1)

Inventory and manufacturing-related charges include excess and obsolete inventory charges on certain product lines we intend to discontinue, incremental cost of products sold from stepping up inventory to its fair value from its manufactured cost in business combination accounting and other inventory and manufacturing-related charges or gains.

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

(5)

We are addressing inspectional observations on Form 483 and a Warning Letter issued by the FDA following its previous inspections of our Warsaw North Campus facility, among other matters.  This quality remediation has required us to devote significant financial resources and is for a discrete period of time.  The majority of the expenses are related to consultants who are helping us to update previous documents and redesign certain processes.

(6)	The acquisition, integration, divestiture and related gains and expenses we have excluded from our non-GAAP financial measures resulted from various acquisitions and the planned spin off of NewCo.

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

(9)

We have incurred other various expenses from specific events or projects that we consider highly variable or that have a significant impact to our operating results that we have excluded from our non-GAAP measures.  These include costs related to legal entity, distribution and manufacturing optimization, including contract terminations, gains and losses from changes in fair value on our equity investments, as well as, in the 2020 period, our costs of complying with a Deferred Prosecution Agreement (“DPA”) with the U.S. government related to certain Foreign Corrupt Practices Act matters involving Biomet and certain of its subsidiaries, which DPA concluded in February 2021.

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

(12)	Other certain tax adjustments relate to various discrete tax period adjustments.

(13)	Diluted share count used in Adjusted Diluted EPS:

Three Months Ended
March 31, 2020
Diluted shares	206.5
Dilutive shares assuming net earnings	1.7
Adjusted diluted shares	208.2

Liquidity and Capital Resources

The COVID-19 pandemic has had an adverse effect on our liquidity and capital resource needs, primarily driven by the reduction in net sales due to elective surgical procedure deferrals.  We have taken prudent measures in an effort to maintain an adequate financial profile and to have access to capital to fund the business during these unprecedented times.  These measures included reductions in discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business.

As of March 31, 2021, we had $724.3 million in cash and cash equivalents.  In addition, we had $1.0 billion available to borrow under our September 2020 Revolving Facility that matures on September 17, 2021, and $1.5 billion available under our 2019 Multicurrency Revolving Facility that matures on November 1, 2024.  The terms of the 2019 Multicurrency Revolving Facility and the September 2020 Revolving Facility are described further in Note 10 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.  At this time, we do not anticipate needing to borrow against our revolving credit facilities to fund our operations.  However, due to the significant uncertainties of the COVID-19 pandemic, it is possible our needs may change.  Further, there can be no assurance that, if needed, we will be able to secure additional financing on terms favorable to us, if at all.

Sources of Liquidity

Cash flows provided by operating activities were $246.5 million in the three-month period ended March 31, 2021, compared to $450.9 million in the same prior year period.  The decline in cash flows from operating activities was primarily the result of terminating our accounts receivable purchase programs in the U.S. and Japan in the fourth quarter of 2020.

Cash flows used in investing activities were $122.3 million in the three-month period ended March 31, 2021, compared to $121.2 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.

Cash flows used in financing activities were $195.8 million in the three-month period ended March 31, 2021, compared to cash flows provided by financing activities of $1,492.8 million in the same prior year period.  In the 2021 period, we paid the remaining $200.0 million on our Floating Rate Notes due 2021 which matured in the period.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds, which were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.

At March 31, 2021, we had outstanding debt of $7,838.7 million, of which $300.0 million was classified as current debt.  The current debt consists of our $300.0 million senior notes due November 30, 2021.  We believe we can satisfy this debt obligation with cash generated from our operations, by issuing new debt, and/or by borrowing on our revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 10 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2021, $300.6 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $60.4 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.5 billion of unremitted earnings in future years.

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

In February 2021, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of March 31, 2021, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately $155 million of that total expected to be incurred by the end of 2021.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

As discussed in Note 7 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we completed the acquisitions of A&E Medical Corporation and Relign Corp. in 2020.  These acquisitions included guaranteed deferred payments totaling $145.0 million that we are obligated to make in 2021.

As discussed in Note 14 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, the IRS has issued proposed adjustments for years 2010 through 2012, as well as proposed adjustments for years 2013 through 2015, reallocating profits between certain of our U.S. and foreign subsidiaries.  We have disputed these proposed adjustments and intend to continue to vigorously defend our positions.  Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

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

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three-month period ended March 31, 2021 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “intend,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

•

the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective surgical procedures and our ability to collect accounts receivable, the failure of vaccine rollouts and other strategies to mitigate or reverse the impacts of the COVID-19 pandemic, and the failure of elective surgical procedures to recover at the levels or on the timeline anticipated;

•	the risks and uncertainties related to our ability to successfully execute our restructuring plans;
•	our ability to attract, retain and develop the highly skilled employees we need to support our business;
•	the success of our quality and operational excellence initiatives, including ongoing quality remediation efforts at our Warsaw North Campus facility;
•	the ability to remediate matters identified in inspectional observations or warning letters issued by the FDA, while continuing to satisfy the demand for our products;
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

Our Annual Report on Form 10-K for the year ended December 31, 2020 contains detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), which could materially affect our business, financial condition and results of operations.  The risks described in our 2020 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2020 Form 10-K, any of which could materially affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three-month period ended March 31, 2021, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated June 24, 2015 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective February 19, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed February 22, 2021)

10.1

Second Amendment, dated as of February 26, 2021, among Zimmer Biomet Holdings, Inc., Zimmer Biomet G.K., Zimmer Luxembourg II S.À.R.L., Barclays Bank PLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as General Administrative Agent, to the Credit Agreement dated as of November 1, 2019

10.2*	Form of Change in Control Severance Agreement with Lori Winkler (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.3*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Lori Winkler (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.4*	Form of Indemnification Agreement with Lori Winkler (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 4, 2021	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 4, 2021	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)