Form 10-Q
period 2021-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2021-08-03
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

As of July 28, 2021, 208,840,496 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2021

Part I – Financial Information

Item 1.  Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Sales	$2,026.9	$1,226.1	$3,874.3	$3,009.9
Cost of products sold, excluding intangible asset amortization	581.6	424.5	1,098.0	911.6
Intangible asset amortization	154.6	147.7	310.1	295.3
Research and development	180.5	87.7	274.9	186.1
Selling, general and administrative	817.4	665.0	1,587.5	1,493.9
Goodwill and intangible asset impairment	16.3	33.0	16.3	645.0
Restructuring and other cost reduction initiatives	19.6	28.0	41.4	73.0
Quality remediation	11.0	9.7	21.2	26.1
Acquisition, integration, divestiture and related	25.4	2.2	38.8	6.6
Operating expenses	1,806.4	1,397.8	3,388.2	3,637.6
Operating Profit (Loss)	220.5	(171.7)	486.1	(627.7)
Other income, net	8.1	3.8	15.4	6.8
Interest expense, net	(54.7)	(54.0)	(107.0)	(104.9)
Earnings (loss) before income taxes	173.9	(221.9)	394.5	(725.8)
Provision (benefit) for income taxes	31.4	(13.7)	54.3	(8.5)
Net Earnings (Loss)	142.5	(208.2)	340.2	(717.3)
Less: Net earnings (loss) attributable to noncontrolling interest	0.6	(1.6)	0.2	(2.2)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$141.9	$(206.6)	$340.0	$(715.1)
Earnings (Loss) Per Common Share
Basic	$0.68	$(1.00)	$1.63	$(3.46)
Diluted	$0.67	$(1.00)	$1.62	$(3.46)
Weighted Average Common Shares Outstanding
Basic	208.6	206.8	208.3	206.6
Diluted	210.7	206.8	210.4	206.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Earnings (Loss)	$142.5	$(208.2)	$340.2	$(717.3)
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(13.6)	23.0	(32.7)	(31.2)
Unrealized cash flow hedge gains (losses), net of tax	2.2	(22.7)	42.1	32.1
Reclassification adjustments on hedges, net of tax	2.3	(13.1)	1.8	(26.6)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.2)	2.1	(0.4)	1.8
Total Other Comprehensive Income (Loss)	(10.3)	(10.7)	10.8	(23.9)
Comprehensive Income (Loss)	132.2	(218.9)	351.0	(741.2)
Comprehensive income (loss) attributable to the noncontrolling interest	0.6	(1.6)	0.2	(2.2)
Comprehensive Income (Loss) Attributable to
Zimmer Biomet Holdings, Inc.	$131.6	$(217.3)	$350.8	$(739.0)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,042.4	$802.1
Accounts receivable, less allowance for credit losses	1,420.4	1,452.7
Inventories	2,533.0	2,450.7
Prepaid expenses and other current assets	361.0	377.8
Total Current Assets	5,356.8	5,083.3
Property, plant and equipment, net	2,005.2	2,047.7
Goodwill	9,247.6	9,261.8
Intangible assets, net	6,642.7	7,055.5
Other assets	970.9	969.4
Total Assets	$24,223.2	$24,417.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$360.6	$330.0
Income taxes payable	41.8	59.5
Other current liabilities	1,476.1	1,667.4
Current portion of long-term debt	1,050.0	500.0
Total Current Liabilities	2,928.5	2,556.9
Deferred income taxes, net	722.8	790.4
Long-term income tax payable	581.6	588.1
Other long-term liabilities	604.5	656.4
Long-term debt	6,802.5	7,626.5
Total Liabilities	11,639.9	12,218.3
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 312.5 million shares in 2021 (311.4 million in 2020) issued	3.1	3.1
Paid-in capital	9,248.6	9,121.6
Retained earnings	10,331.0	10,086.9
Accumulated other comprehensive loss	(287.0)	(297.8)
Treasury stock, 103.8 million shares in 2021 (103.8 million shares in 2020)	(6,717.8)	(6,719.6)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,577.9	12,194.2
Noncontrolling interest	5.4	5.2
Total Stockholders' Equity	12,583.3	12,199.4
Total Liabilities and Stockholders' Equity	$24,223.2	$24,417.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	Loss	Number	Amount	Interest	Equity
Balance April 1, 2021	312.2	$3.1	$9,199.2	$10,237.7	$(276.7)	(103.8)	$(6,718.3)	$4.8	$12,449.8

Net earnings	-	-	-	141.9	-	-	-	0.6	142.5
Other comprehensive loss	-	-	-	-	(10.3)	-	-	-	(10.3)
Cash dividends declared ($0.24 per share)	-	-	-	(50.0)	-	-	-	-	(50.0)
Stock compensation plans	0.3	-	49.4	1.4	-	-	0.5	-	51.3
Balance June 30, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3

Balance April 1, 2020	310.6	$3.1	$8,984.3	$9,866.2	$(255.1)	(103.8)	$(6,719.9)	$4.1	$11,882.7

Net loss	-	-	-	(206.6)	-	-	-	(1.6)	(208.2)
Other comprehensive loss	-	-	-	-	(10.7)	-	-	-	(10.7)
Cash dividends declared ($0.24 per share)	-	-	-	(49.7)	-	-	-	-	(49.7)
Stock compensation plans	0.1	-	29.7	0.1	-	-	-	-	29.8
Balance June 30, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9

Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	340.0	-	-	-	0.2	340.2
Other comprehensive income	-	-	-	-	10.8	-	-	-	10.8
Cash dividends declared ($0.48 per share)	-	-	-	(100.0)	-	-	-	-	(100.0)
Stock compensation plans	1.1	-	127.0	4.1	-	-	1.8	-	132.9
Balance June 30, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3

Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(715.1)	-	-	-	(2.2)	(717.3)
Other comprehensive loss	-	-	-	-	(23.9)	-	-	-	(23.9)
Cash dividends declared ($0.48 per share)	-	-	-	(99.3)	-	-	-	-	(99.3)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	0.8	-	93.9	0.2	-	0.1	0.6	-	94.7
Balance June 30, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$340.2	$(717.3)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	535.2	508.7
Share-based compensation	46.4	38.3
Goodwill and intangible asset impairment	16.3	645.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(37.3)	(46.1)
Receivables	5.3	272.7
Inventories	(94.4)	(122.6)
Accounts payable and accrued liabilities	(56.3)	(233.9)
Other assets and liabilities	(55.0)	53.3
Net cash provided by operating activities	700.4	398.1
Cash flows provided by (used in) investing activities:
Additions to instruments	(150.5)	(159.3)
Additions to other property, plant and equipment	(54.7)	(59.2)
Net investment hedge settlements	(9.6)	26.8
Other investing activities	(17.4)	(14.8)
Net cash used in investing activities	(232.2)	(206.5)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	1,497.1
Redemption of senior notes	(200.0)	(1,500.0)
Dividends paid to stockholders	(99.8)	(99.1)
Proceeds from employee stock compensation plans	91.5	61.7
Net cash flows from unremitted collections from factoring programs	-	(19.6)
Business combination contingent consideration payments	(6.5)	(7.5)
Debt issuance costs	-	(19.4)
Other financing activities	(9.3)	(6.1)
Net cash used in financing activities	(224.1)	(92.9)
Effect of exchange rates on cash and cash equivalents	(3.8)	(3.2)
Increase in cash and cash equivalents	240.3	95.5
Cash and cash equivalents, beginning of year	802.1	617.9
Cash and cash equivalents, end of period	$1,042.4	$713.4

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

Risks and Uncertainties - Our results have been and are expected to continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which are being deferred due to precautions in certain markets.  The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics that are difficult to predict.  The COVID-19 pandemic may have a significant unfavorable effect on our financial position, results of operations and cash flows in the near term.

Planned Spinoff - On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses into a new public company (“SpinCo”).  The planned transaction is intended to benefit our stockholders by enhancing the focus of both Zimmer Biomet and SpinCo to meet the needs of patients and customers and, therefore, achieve faster growth and deliver greater value for all stakeholders.  The transaction is intended to qualify as a tax-free distribution, for U.S. federal income tax purposes, to U.S. stockholders of new publicly traded stock in SpinCo.  We are targeting completion of the spinoff by mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service (“IRS”) ruling with respect to the tax-free nature of the transaction, obtaining debt financing for the new company, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, we cannot provide assurance that we will be able to complete the spinoff on the terms or on the timeline that we announced, or at all.

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

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (Topic 848).  ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. Early adoption of this ASU is permitted, and we may elect to apply the amendments prospectively through December 31, 2022. We are currently evaluating the impact this ASU will have on our financial statements.

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas	$1,239.6	$733.7	$2,354.6	$1,835.0
EMEA	429.8	218.7	814.0	616.8
Asia Pacific	357.5	273.7	705.7	558.1
Total	$2,026.9	$1,226.1	$3,874.3	$3,009.9

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Knees	$665.6	$375.0	$1,279.9	$1,003.7
Hips	474.6	329.7	921.6	762.3
S.E.T.	462.1	292.7	879.7	673.6
Dental & Spine	263.5	152.3	509.5	371.8
Other	161.1	76.4	283.6	198.5
Total	$2,026.9	$1,226.1	$3,874.3	$3,009.9

In the first quarter of 2021, we updated our product category revenue reporting.  Product category sales include the following changes:

•	Orthopedic robotic capital sales and services, previously reported in the Knee product category, are included in the Other product category;
•	Disposable products used in computer-assisted surgeries, previously reported in the Other product category, are included in the Knees product category;
•	CMFT (Craniomaxillofacial and Thoracic) products, previously reported in the Dental, Spine & CMFT category, are included in the S.E.T. (Sports Medicine, Extremities and Trauma) product category;
•	CMFT has been removed from the Dental, Spine & CMFT product category and the name has been changed to Dental & Spine to reflect the revenue related to the spin off of SpinCo;
•	Office based technologies products, previously reported in the Other product category, are included in the Dental & Spine product category;
•	Other immaterial adjustments across product categories related to brand alignment.

Prior period product category sales have been reclassified to conform to the current presentation.

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the three and six-month periods ended June 30, 2021 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2021	$1.8	$1.5	$12.0	$15.3

Balance, December 31, 2020	$38.7	$10.9	$15.1	$64.7
Expenses incurred in the six months ended June 30, 2021	3.4	6.8	24.1	34.3
Cash payments	(8.5)	(3.6)	(17.7)	(29.8)
Foreign currency exchange rate changes	(0.7)	-	-	(0.7)
Balance, June 30, 2021	$32.9	$14.1	$21.5	$68.5

Expense incurred since the start of the 2019 Restructuring Plan	$81.9	$22.6	$74.3	$178.8

Expense estimated to be recognized for the 2019 Restructuring Plan	$180.0	$25.0	$170.0	$375.0

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

5.  Inventories

	June 30,	December 31,
	2021	2020
	(in millions)
Finished goods	$2,024.0	$1,954.6
Work in progress	229.5	223.7
Raw materials	279.5	272.4
Inventories	$2,533.0	$2,450.7

6.  Property, Plant and Equipment

	June 30,	December 31,
	2021	2020
	(in millions)
Land	$27.5	$27.7
Buildings and equipment	2,266.4	2,197.8
Capitalized software costs	450.9	455.8
Instruments	3,668.3	3,518.3
Construction in progress	110.0	125.3
	6,523.1	6,324.9
Accumulated depreciation	(4,517.9)	(4,277.2)
Property, plant and equipment, net	$2,005.2	$2,047.7

We had $19.5 million and $24.4 million of property, plant and equipment included in accounts payable as of June 30, 2021 and December 31, 2020, respectively.

7.Acquisitions

In the fourth quarter of 2020, we completed the acquisitions of A&E Medical Corporation (“A&E Medical”), a sternal closure company, and Relign Corp. (“Relign”), an arthroscopy equipment company (collectively referred to as the “2020 acquisitions”).  The 2020 acquisitions were completed primarily to expand our product offerings in the CMFT and sports medicine markets.  The total aggregate cash consideration paid in 2020 related to the 2020 acquisitions was $244.9 million, with an additional $145.0 million of guaranteed deferred payments to be made in the second half of 2021.  We have assigned a fair value of $31.3 million for potential additional payments as of the acquisition dates related to these acquisitions that are contingent on the respective acquired companies’ future product sales.  The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments.

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

The purchase price allocations as of June 30, 2021 are preliminary.  We need additional time to finalize the acquired companies’ tax returns and evaluate their tax attributes, which may change the recognized tax assets and liabilities.  There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the aggregate preliminary estimates of fair value of the assets acquired and liabilities assumed related to the 2020 acquisitions (in millions):

Current assets	$33.6
Intangible assets subject to amortization:
Technology	147.9
Trademarks and trade names	1.5
Customer relationships	92.7
Other	4.9
Goodwill	189.9
Other assets	5.4
Total assets acquired	475.9
Current liabilities	4.5
Deferred income taxes	48.5
Other long-term liabilities	1.7
Total liabilities assumed	54.7
Net assets acquired	$421.2

In the six-month period ended June 30, 2021 we adjusted the preliminary fair values that were recognized as of December 31, 2020.  The adjustments primarily related to the customer relationships intangible asset and the related deferred income tax liability as we refined our estimates by analyzing historical purchasing patterns of existing customers.  The adjustment did not result in a significant change to intangible asset amortization expense recognized in the six-month period ended June 30, 2021 that would have been recognized in the previous period if the adjustment were recognized as of the acquisition date. There were no significant adjustments during the three-month period ended June 30, 2021.

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

8.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas Orthopedics	EMEA	Asia Pacific	Americas Spine and Global Dental	Total
Balance at December 31, 2020
Goodwill	$9,583.7	$1,362.9	$580.8	$-	$11,527.4
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	-	(2,265.6)
	$8,355.1	$325.9	$580.8	$-	$9,261.8
Goodwill reportable segment change	(1,491.3)	-	-	1,491.3	-
Accumulated impairment losses reportable segment change	1,220.9	-	-	(1,220.9)	-
Purchase accounting adjustments	21.1	5.2	2.3	-	28.6
Other acquisitions	2.4	-	-	-	2.4
Currency translation	(29.3)	(7.6)	(9.0)	0.7	(45.2)
Balance at June 30, 2021
Goodwill	$8,086.6	$1,360.5	$574.1	$1,492.0	$11,513.2
Accumulated impairment losses	(7.7)	(1,037.0)	-	(1,220.9)	(2,265.6)
	$8,078.9	$323.5	$574.1	$271.1	$9,247.6

As discussed further in Note 16, our operating and reportable segments have changed.  Goodwill has been reallocated from our previous reportable segments to reflect the new structure.  However, our reporting units have not changed. The Americas Spine and Global Dental reporting units are now assigned to the new Americas Spine and Global Dental reportable segment.

As of March 31, 2020, we tested three of our reporting units for impairment due to: i) the significant adverse effect the COVID-19 pandemic was expected to have on our operating results, and ii) a change in reportable segments in the first quarter of 2020, which changed the cash flows and asset compositions of certain reporting units.  This resulted in goodwill impairment charges of $470.0 million and $142.0 million recognized for our Europe, Middle East and Africa (“EMEA”) reporting unit and Global Dental reporting unit, respectively.  The remaining two reporting units with goodwill assigned to them were not tested for impairment as we concluded it is more likely than not the fair value of these reporting units exceeds their carrying value. The goodwill balance related to the Americas Spine reporting unit was already fully impaired.

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our 2019 annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures, at the time of the March 31, 2020 impairment test, we estimated cash flows in 2020 to be significantly lower than previously estimated in the 2019 annual goodwill impairment test.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  As of June 30, 2021, $323.5 million of goodwill remains in the EMEA reporting unit.

The impairment charge of $142.0 million in our Global Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows.  We estimated the cash flows from our Global Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, we estimated economic uncertainty would likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  As of June 30, 2021, $271.1 million of goodwill remains in the Global Dental reporting unit.

The third reporting unit we tested for impairment, Americas CMFT, had an estimated fair value that exceeded its carrying value by less than 5 percent.  The Americas CMFT reporting unit’s estimated fair value was also adversely impacted by the COVID-19 pandemic similar to our EMEA and Global Dental reporting units.

We estimated the fair value of the EMEA, Global Dental and Americas CMFT reporting units based on income and market approaches.  Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit.  Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our EMEA, Global Dental and Americas CMFT reporting units and considers differences between our reporting unit and the comparable companies.

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

We perform our annual test of goodwill impairment in the fourth quarter of every year.  In connection with the 2020 annual goodwill impairment test in the fourth quarter of 2020, we performed a qualitative test on our Asia Pacific reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.  We estimated the fair value of our Americas Orthopedics, Americas CMFT, EMEA and Global Dental reporting units using the income and market approaches.  The estimated fair values of our reporting units increased in the fourth quarter impairment test compared to the March 31, 2020 test due to the negative effects on discounted cash flows from the COVID-19 pandemic forecasted for second and third quarters of 2020 no longer being in the future cash flow estimates.  As a result, the estimated fair value of each reporting unit exceeded its carrying value by more than 10 percent.

We will continue to monitor the fair value of our EMEA, Global Dental and Americas CMFT reporting units as well as our other two reporting units in our interim and annual reporting periods.  If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future.  Factors that could result in our cash flows being lower than our current estimates include: 1) the COVID-19 pandemic causes elective surgical procedures to be deferred longer than our estimates, or additional recurrence of the virus causes hospitals to defer elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors.  Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

In the three and six-month periods ended June 30, 2021 and 2020, we recognized $16.3 million and $33.0 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.  The $16.3 million impairment charge in 2021 is related to a terminated project. The $33.0 million charge in 2020 includes a $19.0 million impairment related to a project that required additional research and development costs to complete, which delayed the cash inflows and resulted in a decreased estimated fair value.  The remaining $14.0 million impairment charge in 2020 is related to terminated projects.  The termination of these projects is the result of obstacles encountered to achieve regulatory approval or prioritizing our internal research and development portfolio to focus our engineering resources on the opportunities that most closely link to our mission.  Since these projects had a low probability of success or were not a priority, their terminations are not expected to have a significant impact on our future cash flows.

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

In the six-month periods ended June 30, 2021 and 2020, we sold receivables having an aggregate face value of $70.2 million and $980.9 million to third parties in exchange for cash proceeds of $69.7 million and $979.9 million, respectively.  Expenses recognized on these sales during the six-month periods ended June 30, 2021 and 2020 were not significant.  In the six-month period ended June 30, 2020, under the U.S. and Japan programs, we collected $885.8 million from our customers and remitted that amount to the third party, and we effectively repurchased $84.1 million of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.  No amounts were unremitted to third parties as of June 30, 2021 and December 31, 2020.

10.  Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2021	2020
Current portion of long-term debt
3.375% Senior Notes due 2021	$300.0	$300.0
3.150% Senior Notes due 2022	750.0	-
Floating Rate Notes due 2021	-	200.0
Total current portion of long-term debt	$1,050.0	$500.0
Long-term debt
3.150% Senior Notes due 2022	$-	$750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	900.0	900.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	593.0	611.8
2.425% Euro Notes due 2026	593.0	611.8
1.164% Euro Notes due 2027	593.0	611.8
Japan Term Loan A	105.3	113.3
Japan Term Loan B	191.8	206.3
Debt discount and issuance costs	(41.7)	(48.2)
Adjustment related to interest rate swaps	1.5	3.1
Total long-term debt	$6,802.5	$7,626.5

At June 30, 2021, our total current and non-current debt of $7.9 billion consisted of $7.6 billion aggregate principal amount of our senior notes, which included $1.8 billion Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and other debt and fair value adjustments totaling $1.5 million, partially offset by debt discount and issuance costs of $41.7 million.

In the six-month period ended June 30, 2021, we repaid $200.0 million on our Floating Rate Notes due 2021.

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

We have a revolving credit agreement (the “2019 Credit Agreement”), which contains a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”).  The 2019 Credit Agreement will mature on November 1, 2024, with two one-year extensions exercisable at our discretion and subject to required lender consent.  The 2019 Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.  As of June 30, 2021, there were no outstanding borrowings under the 2019 Multicurrency Revolving Facility.

Borrowings under the 2019 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the 2019 Multicurrency Revolving Facility.  The 2019 Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.   On April 23, 2020, we entered into an amendment to the 2019 Credit Agreement to temporarily increase the maximum permitted consolidated indebtedness to consolidated EBITDA ratio (“Consolidated Leverage Ratio”), temporarily increase the interest rate margin applicable to revolving loans and the facility fee, and make other administrative changes.  Pursuant to the amendment, the maximum permitted Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters under the 2019 Credit Agreement is (i) 5.75 to 1.00 for periods ending between April 1, 2020 and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such maximum permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the 2019 Credit Agreement as of June 30, 2021. The amendment also increased the interest rate margin applicable to revolving loans and the facility fee, each of which are determined by reference to our senior unsecured long-term debt credit rating, through June 30, 2021.  On February 26, 2021, we entered into a further amendment to the 2019 Credit Agreement to facilitate the addition of a new lender while maintaining the amount of the credit facility at $1.5 billion and incorporating certain administrative changes.

On April 23, 2020, we entered into a revolving credit agreement which was an unsecured revolving credit facility of $1.0 billion (the “April 2020 Revolving Facility”).  In conjunction with a new revolving credit agreement (the “September 2020 Credit Agreement”) entered into on September 18, 2020, the April 2020 Revolving Facility was terminated.  We never borrowed against the April 2020 Revolving Facility.  The September 2020 Credit Agreement is a $1.0 billion 364-day unsecured revolving credit facility (the “September 2020 Revolving Facility”).  The September 2020 Revolving Facility will be used for general corporate purposes.  The September 2020 Credit Agreement matures on September 17, 2021. Borrowings under the September 2020 Credit Agreement generally bear interest at floating rates.  We pay a facility fee on the aggregate amount of the September 2020 Revolving Facility.  The September 2020 Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The September 2020 Credit Agreement requires us to maintain a Consolidated Leverage Ratio as of the last day of any period of four consecutive fiscal quarters of no greater than (i) 5.75 to 1.00 for periods ending during the period from September 18, 2020 to and including December 31, 2020, (ii) 5.00 to 1.00 for the period ending March 31, 2021, and (iii) 4.50 to 1.00 for periods ending after April 1, 2021 (with such permitted Consolidated Leverage Ratio subject to increase to 5.00 to 1.00 for a period of time in connection with a qualified material acquisition on or after July 1, 2021).  We were in compliance with all covenants under the September 2020 Credit Agreement, as of June 30, 2021.  As of June 30, 2021, there were no outstanding borrowings under the September 2020 Credit Agreement.

The estimated fair value of our senior notes as of June 30, 2021, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $8,238.2 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of June 30, 2021, based upon publicly available market yield curves and the terms of the debt (Level 2), was $296.5 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2020	$(7.2)	$(55.6)	$(235.0)	$(297.8)
AOCI before reclassifications	(32.7)	42.1	-	9.4
Reclassifications to statements of earnings	-	1.8	(0.4)	1.4
Balance at June 30, 2021	$(39.9)	$(11.7)	$(235.4)	$(287.0)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2021	2020	2021	2020	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$(2.6)	$15.1	$(1.5)	$30.7	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.1)	(0.3)	(0.3)	Interest expense, net
	(2.8)	15.0	(1.8)	30.4	Total before tax
	(0.5)	1.9	-	3.8	Provision (benefit) for income taxes
	$(2.3)	$13.1	$(1.8)	$26.6	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial gain (loss)	$1.8	$(1.7)	$0.3	$(3.4)	Other income, net
	0.6	0.4	(0.1)	(1.6)	Provision (benefit) for income taxes
	$1.2	$(2.1)	$0.4	$(1.8)	Net of tax
Total reclassifications	$(1.1)	$11.0	$(1.4)	$24.8	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(18.2)	$(4.6)	$(13.6)	$(17.6)	$15.1	$(32.7)
Unrealized cash flow hedge gains	0.4	(1.8)	2.2	47.9	5.8	42.1
Reclassification adjustments on cash flow hedges	2.8	0.5	2.3	1.8	-	1.8
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.8)	(0.6)	(1.2)	(0.3)	0.1	(0.4)
Total Other Comprehensive (Loss) Income	$(16.8)	$(6.5)	$(10.3)	$31.8	$21.0	$10.8

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$4.3	$(18.7)	$23.0	$(24.9)	$6.3	$(31.2)
Unrealized cash flow hedge (losses) gains	(27.6)	(4.9)	(22.7)	38.1	6.0	32.1
Reclassification adjustments on cash flow hedges	(15.0)	(1.9)	(13.1)	(30.4)	(3.8)	(26.6)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.7	(0.4)	2.1	3.4	1.6	1.8
Total Other Comprehensive Loss	$(36.6)	$(25.9)	$(10.7)	$(13.8)	$10.1	$(23.9)

12.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$15.9	$-	$15.9	$-
Cross-currency interest rate swaps	4.7	-	4.7	-
Interest rate swaps	0.8	-	0.8	-
Total Assets	$21.4	$-	$21.4	$-

Liabilities
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$12.1	$-	$12.1	$-
Cross-currency interest rate swaps	13.4	-	13.4	-
Interest rate swaps	0.7	-	0.7	-
Contingent payments related to acquisitions	43.1	-	-	43.1
Total Liabilities	$69.3	$-	$26.2	$43.1

	As of December 31, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.9	-	0.9	-
Total Assets	$1.4	$-	$1.4	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$48.5	$-	$48.5	$-
Cross-currency interest rate swaps	83.3	-	83.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.2	-	3.2	-
Contingent payments related to acquisitions	48.2	-	-	48.2
Total Liabilities	$183.2	$-	$135.0	$48.2

We value our foreign currency forward contracts using a market approach based on foreign currency exchange rates obtained from active markets, and we perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps, and we perform ongoing assessments of counterparty credit risk. The valuation of the cross-currency interest rate swaps also includes consideration of foreign currency exchange rates.

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2020	$48.2
Change in estimate	2.0
Settlements	(6.8)
Foreign currency impact	(0.3)
Ending balance June 30, 2021	$43.1

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

We currently use fixed-to-variable interest rate swaps to manage our exposure to interest rate risk from our cash investments and debt portfolio.  These derivative instruments are designated as fair value hedges under GAAP. Changes in the fair value of the derivative instrument are recorded in current earnings and are offset by gains or losses on the underlying debt instrument.

In June 2021, we entered into $1 billion of fixed-to-variable interest rate swaps that we have designated as fair value hedges of $1 billion of our fixed rate debt obligations.

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of our senior notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  The remaining unamortized balance as of June 30, 2021 related to these discontinued hedges was $1.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.  As of June 30, 2021 and December 31, 2020, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Current portion of long-term debt	$301.4	$303.0	$1.4	$3.1
Long-term debt	995.7	-	0.1	-

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2021 was $25.6 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2021, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 775 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.  In the six-month period ended June 30, 2021, Euro 675 million of these cross-currency interest rate swaps matured at a loss of $37.1 million.  The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2021, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2021 through December 2023. As of June 30, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,459.1 million. As of June 30, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $324.0 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2021	2020	2021	2020	Statements of Earnings	2021	2020	2021	2020
Foreign exchange forward contracts	$0.4	$(27.6)	$47.9	$38.1	Cost of products sold	$(2.6)	$15.1	$(1.5)	$30.7
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.1)	(0.3)	(0.3)
	$0.4	$(27.6)	$47.9	$38.1		$(2.8)	$15.0	$(1.8)	$30.4

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2021, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized loss of $20.4 million, or $11.7 million after taxes, which is deferred in AOCI.  A loss of $4.4 million, or $4.0 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.6 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$581.6	$(54.7)	$424.5	$(54.0)	$1,098.0	$(107.0)	$911.6	$(104.9)
The effects of fair value, cash flow and net investment hedging:
Gain on fair value hedging relationships
Discontinued interest rate swaps	-	0.8	-	0.8	-	1.7	-	1.7
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	(2.6)	-	15.1	-	(1.5)	-	30.7	-
Forward starting interest rate swaps	-	(0.2)	-	(0.1)	-	(0.3)	-	(0.3)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	10.4	-	13.4	-	23.8	-	26.8

Derivatives Not Designated as Hedging Instruments

The following (losses)/gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2021	2020	2021	2020
Foreign exchange forward contracts	Other expense, net	$(1.4)	$(7.7)	$(7.7)	$15.4

These (losses)/gains do not reflect offsetting gains of $0.9 million in the three-month period ended June 30, 2021, offsetting gains of $1.6 million in the three-month period ended June 30, 2020, offsetting gains of $4.3 million in the six-month period ended June 30, 2021, and offsetting losses of $21.9 million in the six-month period ended June 30, 2020, recognized in other income, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2021 and December 31, 2020, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2021		As of December 31, 2020
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$22.0	Other current assets	$12.2
Cross-currency interest rate swaps	Other current assets	0.5	Other current assets	-
Foreign exchange forward contracts	Other assets	13.8	Other assets	3.7
Cross-currency interest rate swaps	Other assets	4.2	Other assets	-
Interest rate swaps	Other assets	0.8	Other assets	-
Total asset derivatives		$41.3		$15.9

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.5

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$23.1	Other current liabilities	$37.4
Cross-currency interest rate swaps	Other current liabilities	8.3	Other current liabilities	55.0
Foreign exchange forward contracts	Other long-term liabilities	8.9	Other long-term liabilities	26.5
Cross-currency interest rate swaps	Other long-term liabilities	5.1	Other long-term liabilities	28.3
Interest rate swaps	Other long-term liabilities	0.7	Other long-term liabilities	-
Total liability derivatives		$46.1		$147.2

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$3.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2021			As of December 31, 2020
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$22.0	$13.6	$8.4	$12.2	$11.7	$0.5
Cash flow hedges	Other assets	13.8	6.3	7.5	3.7	3.7	-
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.5	0.6	0.9

Liability Derivatives
Cash flow hedges	Other current liabilities	23.1	13.6	9.5	37.4	11.7	25.7
Cash flow hedges	Other long-term liabilities	8.9	6.3	2.6	26.5	3.7	22.8
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	3.8	0.6	3.2

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2021	2020	2021	2020
Euro Notes	$(15.9)	$(39.0)	$56.4	$(0.9)
Cross-currency interest rate swaps	(28.1)	(41.6)	37.5	28.1
	$(44.0)	$(80.6)	$93.9	$27.2

14.  Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations.  Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development.  Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.  Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events.  Management’s best estimate of such change is within the range of a $250 million decrease to a $20 million increase.

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

The IRS has proposed adjustments for tax years 2013-2015 relating to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and reallocating profits between certain of our U.S. and foreign subsidiaries.  This includes a proposed increase to our U.S. Federal taxable income, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties related to our cost sharing agreement.  We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement.  We do not expect changes to our reserves relative to these matters within the next twelve months.  We intend to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies.  If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved.  No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020.  The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations.  This resulted in the recording of a deferred tax asset for future deductions of tax goodwill. For the six-month period ended June 30, 2021, we recognized benefits of $10.0 million related to certain adjustments to the estimated net deferred tax asset from the filing of tax returns.

In the three and six-month periods ended June 30, 2021, our effective tax rate (“ETR”) was 18.0 percent and 13.8 percent, respectively, compared to 6.2 percent and 1.2 percent in the three and six-month periods ended June 30, 2020, respectively.  The 18.0 percent ETR in the three-month period ended June 30, 2021, was primarily due to our mix of earnings between U.S. and foreign locations.  The 13.8 percent ETR in the six-month period ended June 30, 2021, was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The 6.2 percent ETR in the three-month period ended June 30, 2020, was the result of the mix of some of our jurisdictions recognizing earnings while others had losses. The 1.2 percent ETR in the six-month period ended June 30, 2020, was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

15.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic net earnings (loss) per share	208.6	206.8	208.3	206.6
Effect of dilutive stock options and other equity awards	2.1	-	2.1	-
Weighted average shares outstanding for diluted net earnings (loss) per share	210.7	206.8	210.4	206.6

During each of the three and six-month periods ended June 30, 2021, an average of 0.4 million options to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.   Since we incurred a net loss in the three and six-month periods ended June 30, 2020, no dilutive stock options or other equity awards were included as diluted shares.

16.  Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; spine, craniomaxillofacial and thoracic products (“CMFT”); office based technologies; dental implants; and related surgical products.  Our chief operating decision maker (“CODM”) allocates resources to achieve our operating profit goals through four operating segments.  These operating segments, which also constitute our reportable segments, are Americas Orthopedics; EMEA; Asia Pacific; and Americas Spine and Global Dental.

As a result of changes to our organizational structure in advance of the planned spin off of SpinCo that were effective April 1, 2021, we added an additional operating segment to reflect a change in how our CODM allocates resources to achieve our operating profit goals.  The new operating segment consists of the Americas Spine and Global Dental businesses, which was carved out of the previous Americas and Global Businesses operating segment (subsequently renamed to Americas Orthopedics).  The EMEA and Asia Pacific operating segments still include the spine product category results in those regions and therefore did not change.

Additionally, starting April 1, 2021 the financial information provided to the CODM from the Americas Orthopedics excluded certain costs related to operations, distribution, quality assurance and regulatory assurance that had previously been reported within this segment.  This group of functions and related costs do not meet the criteria to be a separate operating segment and are now reported within Corporate functions.

We have reclassified previously reported information related to the change in operating segments and Corporate functions, along with other insignificant changes, to conform to the new presentation.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, certain R&D agreements, other charges and corporate functions.  Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as certain operations, distribution, quality assurance and regulatory assurance expenses.  Intercompany transactions have been eliminated from segment operating profit.

Our Americas Orthopedics operating segment is comprised principally of the U.S. and includes other North, Central and South American markets for our orthopedic product categories.  This segment also includes research, development engineering, medical education, and brand management for our orthopedic product category headquarter locations.  Our EMEA operating segment is comprised principally of Europe and includes the Middle East and African markets for all product categories except Dental.  Our Asia Pacific operating segment is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets for all product categories except Dental.  The EMEA and Asia Pacific operating segments include the commercial operations as well as regional headquarter expenses to operate in those markets.  The Americas Spine and Global Dental segment is comprised principally of the U.S. and includes other North, Central and South American markets for our spine business, and all geographic markets for our dental business.  This segment also includes research, development engineering, medical education and brand management at the product category headquarter locations as well as other directly attributable distribution and operations expenses.

Since the Americas Orthopedics segment includes additional costs related to centralized orthopedic product category headquarter expenses, profitability metrics in this operating segment are not comparable to the EMEA and Asia Pacific operating segments.  Similarly, since the Americas Spine and Global Dental segment also includes research, development engineering, medical education, and brand management at the product category headquarter locations as well as other directly attributable distribution and operations expenses, its profitability metrics are not comparable to the other operating segments.

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit (Loss)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas Orthopedics	$1,058.3	$626.5	$445.4	$203.7
EMEA	392.9	204.1	95.2	20.1
Asia Pacific	345.7	264.5	111.4	78.4
Americas Spine and Global Dental	230.0	131.0	40.1	(3.4)
Total	$2,026.9	$1,226.1
Corporate Functions			(162.0)	(229.0)
Inventory and manufacturing-related charges			(7.9)	(1.4)
Intangible asset amortization			(154.6)	(147.7)
Goodwill and intangible asset impairment			(16.3)	(33.0)
Restructuring and other cost reduction initiatives			(19.7)	(28.0)
Quality remediation			(11.0)	(9.9)
Acquisition, integration, divestiture and related			(25.4)	(2.2)
Litigation			(3.6)	(1.3)
European Union Medical Device Regulation			(10.6)	(6.1)
Certain R&D agreements			(65.0)	-
Other charges			4.5	(11.9)
Operating profit (loss)			$220.5	$(171.7)

	Net Sales		Operating Profit (Loss)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Americas Orthopedics	$2,004.5	$1,569.5	$832.5	$607.0
EMEA	742.0	575.4	181.5	128.9
Asia Pacific	682.6	540.4	231.7	171.0
Americas Spine and Global Dental	445.2	324.6	79.1	22.5
Total	$3,874.3	$3,009.9
Corporate Functions			(318.4)	(393.4)
Inventory and manufacturing-related charges			(2.0)	(2.0)
Intangible asset amortization			(310.1)	(295.3)
Goodwill and intangible asset impairment			(16.3)	(645.0)
Restructuring and other cost reduction initiatives			(41.6)	(73.0)
Quality remediation			(21.2)	(25.8)
Acquisition, integration, divestiture and related			(38.8)	(6.6)
Litigation			(9.7)	(81.1)
European Union Medical Device Regulation			(17.5)	(17.1)
Certain R&D agreements			(65.0)	-
Other charges			1.9	(17.8)
Operating profit (loss)			$486.1	$(627.7)

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

Our estimate as of June 30, 2021 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $47.9 million.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Our estimate as of June 30, 2021 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $49.2 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or have been or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Trials have commenced, and other trials are currently scheduled to occur in the future.  Although each case will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability.  Our estimate as of June 30, 2021 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $69.5 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH (now Zimmer GmbH), seeking to require that entity to relinquish its CE certificates for the European Cements.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a court filing, Heraeus indicated that it might further increase its claims in the course of the proceedings.  As of June 30, 2021, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe (now Zimmer Biomet Nederland B.V.), requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  The appeal remained pending as of June 30, 2021.  Also in September 2017, Heraeus filed suit against Zimmer Biomet Deutschland in the court of first instance in Freiburg concerning the sale of the European Cements with certain changed raw materials.  Heraeus sought an injunction on the basis that the continued use of the product names for the European Cements was misleading for customers and thus an act of unfair competition.  On June 29, 2018, the court in Freiburg, Germany dismissed Heraeus’ request for an injunction prohibiting the marketing of the European Cements under their current names on the grounds that the same request had already been decided upon by the Frankfurt Decision which became final and binding.  Heraeus appealed this decision to the Court of Appeals in Karlsruhe, Germany.  The appeals hearing occurred in December 2019 and on June 19, 2020, the court dismissed the appeal on different grounds, namely that the appeals court did not find any unfair competition in the continued use of the product names.  Although the appeals court did not grant leave to appeal, Heraeus had initially filed a request for appeal with the German Supreme Court, but it withdrew that request in November 2020.

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

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation.  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future use of the allegedly misappropriated trade secrets and recovery of unspecified damages for alleged past use.  On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.  In September 2019, the Zimmer Biomet parties filed a motion to stay the proceedings pending (1) the court’s decision on Esschem’s motion for summary judgment in the Esschem case described above and (2) the outcome of a U.S. International Trade Commission (“ITC”) complaint filed by Heraeus asserting similar claims.  On May 2, 2020, the court granted the Zimmer Biomet parties’ motion to stay the proceedings pending the outcome of the ITC complaint filed by Heraeus.  The related ITC investigation is complete.  In June 2021, Heraeus filed a motion to lift the stay of proceedings and attached a draft motion for preliminary injunction enjoining Zimmer Biomet from continuing to manufacture and sell its bone cements.  As of June 30, 2021, the court has not dissolved the stay.  Although we are vigorously defending this lawsuit, the ultimate outcome is uncertain.  An adverse ruling in this case could have a material adverse effect on our business, financial condition and results of operations.

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

On February 13, 2019, a Norwegian court of first instance issued a judgment in favor of Heraeus on its claim for misappropriation of trade secrets.  The court awarded damages of 19,500,000 NOK, or approximately $2.3 million, plus attorneys’ fees, and issued an injunction, which was never enforced, preventing Zimmer Biomet Norway from marketing in Norway bone cements identified with the current product names and bone cements making use of the trade secrets which were acknowledged in the Frankfurt Decision.  We appealed the Norwegian judgment to the court of second instance and an appeals trial was held in March 2021.  On April 30, 2021, the appeals court in Norway found in favor of Zimmer Biomet and reversed the decision of the court of first instance.  The appeals court ruled that Heraeus did not substantiate that the alleged trade secrets were useful and thus did not qualify as trade secrets, and additionally determined that the alleged trade secrets were not actually used or misappropriated.  Heraeus sought leave to appeal to the Norwegian supreme court, which the court denied on July 13, 2021.  The decision of the appeals court in favor of Zimmer Biomet is now final.

On October 29, 2019, an Italian court of first instance issued a judgment in favor of Heraeus on its claim of misappropriation of trade secrets, but did not yet order an award of damages.  We filed a timely appeal of the decision and the appellate hearing took place on May 27, 2021.  On July 19, 2021, the court of appeals reopened the case and ordered the appointment of a technical expert so it can ascertain whether the trade secrets enforced by Heraeus are secret according to the law and have been protected by adequate protective measures.  Heraeus has not initiated damages proceedings, but could do so in the future based on the non-final first instance decision.

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

We have accrued an estimated loss relating to the collective trade secret litigation, including estimated legal costs to defend.  Damages relating to the Frankfurt Decision are subject to separate proceedings, and the German and Belgian courts appointed experts to determine the amount of damages related to the Frankfurt and Belgian Decisions, respectively.  Thus, it is reasonably possible that our estimate of the loss we may incur may change in the future.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants based on factual allegations that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged materially false statements.  On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions.  Oral argument occurred on June 15, 2021.  A decision is expected in late 2021.  Also on September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations.  On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the motions to dismiss the Chancery Court actions.  The plaintiffs in the Chancery Court and the U.S. District Court actions do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount, as well as attorneys’ fees, costs and other relief.

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

FDA warning letter:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw.  As of June 30, 2021, the Warsaw warning letter remained pending.  Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $380 million.

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

On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses to form SpinCo.  We are targeting completion of the spin-off by mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and IRS ruling with respect to the tax-free nature of the transaction, obtaining debt financing for the new company, and the effectiveness of a Form 10 registration statement with the SEC.  The following discussion and analysis includes these businesses in our discussion of financial condition and results of operations.

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results have been significantly impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.  Although challenges related to COVID-19 continued in the first half of 2021, we saw signs of improvement from the first quarter to the second quarter in all regions and product categories as vaccine adoption continued globally.  The deferral of elective surgical procedures was most prevalent in the second quarter of 2020.  Therefore, we realized a substantial year-over-year net sales increase of 65.3 percent in the three-month period ended June 30, 2021 when compared to the same prior year period. We are currently seeing COVID-19 cases rising in a number of geographies due to slowing vaccination rates as well as the highly transmissible Delta variant.  Accordingly, COVID-19 may continue to have a significant impact on our operating results.

Results for the Three and Six-Month Periods ended June 30, 2021

Our net sales increased by 65.3 percent and 28.7 percent in the three and six-month periods ended June 30, 2021, respectively, compared to the same prior year periods primarily due to the deferral of elective surgical procedures in 2020.  We saw continued improvement in elective surgical procedures in all regions and product categories as vaccine adoption continued globally, however elective procedures continued to be negatively impacted in the second quarter of 2021 due to COVID-19.  Our net earnings were $141.9 million and $340.0 million in the three and six-month periods ended June 30, 2021, respectively, compared to net losses of $206.6 million and $715.1 million in the same prior year periods, respectively.  We returned to profitability in the 2021 periods due to the recovery of elective surgical procedures as well as a reduction in operating expenses including goodwill and intangible asset impairment charges, certain fixed overhead and hourly production worker labor expenses and litigation.  In the three and six-month periods ended June 30, 2020, we recognized $33.0 million and $645.0 million of goodwill and intangible asset impairment charges, respectively, primarily due to the forecasted impact of COVID-19 on our operating results.  In the second quarter of 2020, we also temporarily suspended or limited production at certain manufacturing facilities, resulting in additional expense recognized in cost of products sold that related to certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity, which they were in the 2021 periods.  Lastly, in the six-month period ended June 30, 2020, we recognized net litigation-related charges of $81.1 million compared to $9.7 million in the same 2021 period.

2021 Outlook

The recovery of elective surgical procedures is continuing to take hold, as seen in the second quarter, but is playing out more slowly than we previously anticipated.  Furthermore, we are seeing COVID-19 cases rising in a number of geographies due to slowing vaccination rates as well as the highly transmissible Delta variant.  While we do not expect to return to the level of deferred surgical procedures experienced in 2020, the recovery could vary by region which increases uncertainty for us in the second half of 2021.  Since the clinical need for many of our products does not go away, we believe some patients will return for these surgical procedures, but exactly how quickly that occurs continues to be uncertain.  In the second half of 2021, we plan to continue our investments in research and development (“R&D”) and key commercial initiatives as we prepare for the recovery of elective surgical procedures.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Americas	$1,239.6	$733.7	69.0%	70.0%	(1.7)%	0.7%
EMEA	429.8	218.7	96.4	80.5	-	15.9
Asia Pacific	357.5	273.7	30.6	26.3	(1.9)	6.2
Total	$2,026.9	$1,226.1	65.3	62.2	(1.5)	4.6

	Six Months Ended
	June 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Americas	$2,354.6	$1,835.0	28.3%	30.0%	(2.1)%	0.4%
EMEA	814.0	616.8	32.0	22.1	(0.2)	10.1
Asia Pacific	705.7	558.1	26.4	21.3	(1.4)	6.5
Total	$3,874.3	$3,009.9	28.7	26.8	(1.6)	3.5

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	June 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Knees	$665.6	$375.0	77.5%	74.3%	(2.1)%	5.3%
Hips	474.6	329.7	44.0	42.4	(2.5)	4.1
S.E.T.	462.1	292.7	57.9	52.3	0.7	4.9
Dental & Spine	263.5	152.3	73.1	70.3	(0.9)	3.7
Other	161.1	76.4	110.9	109.3	(3.4)	5.0
Total	$2,026.9	$1,226.1	65.3	62.2	(1.5)	4.6

	Six Months Ended
	June 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Knees	$1,279.9	$1,003.7	27.5%	25.9%	(2.2)%	3.8%
Hips	921.6	762.3	20.9	20.0	(2.6)	3.5
S.E.T.	879.7	673.6	30.6	26.8	0.3	3.5
Dental & Spine	509.5	371.8	37.1	35.1	(1.0)	3.0
Other	283.6	198.5	42.9	41.1	(1.9)	3.7
Total	$3,874.3	$3,009.9	28.7	26.8	(1.6)	3.5

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Inc	2021	2020	% (Dec)
Knees
Americas	$400.3	$220.7	81.4%	$759.1	$598.8	26.8%
EMEA	148.6	65.4	127.2	279.9	218.1	28.4
Asia Pacific	116.7	88.9	31.2	240.9	186.8	29.0
Total	$665.6	$375.0	77.5	$1,279.9	$1,003.7	27.5
Hips
Americas	$258.1	$170.7	51.3%	$493.3	$403.2	22.4%
EMEA	122.5	70.8	72.8	230.2	182.2	26.3
Asia Pacific	94.0	88.2	6.6	198.1	176.9	12.0
Total	$474.6	$329.7	44.0	$921.6	$762.3	20.9

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 62.2 percent and 26.8 percent on year-over-year sales during the three and six-month periods ended June 30, 2021, respectively.  With continued vaccine adoption globally, we saw improved levels of recovery in elective surgical procedures in the second quarter.

Based upon country dynamics, volume changes varied by region.  In the Americas, we continued to see variability by country.  The U.S. continues to recover while Canada and Latin America saw significant recovery as those locations experienced higher levels of deferred elective surgical procedures in the second quarter of 2020.  In EMEA, we saw improvement throughout the second quarter of 2021, but towards the end of the quarter that improvement was tempered by slowing vaccination rates and increasing infection rates in several countries in the region.  Asia Pacific net sales growth in the second quarter of 2021 was lower than our other regions as its second quarter of 2020 was not as negatively impacted by COVID-19 as our other geographies.  We saw slowing recovery at the end of the second quarter of 2021 due to a resurgence of COVID-19 in a number of markets, including Japan.  Additionally, China sales were negatively affected in the second quarter of 2021 by channel inventory contraction in Knees and Hips in advance of the volume-based procurement (“VBP”) process to be implemented by its government.  The VBP process is expected to take effect in early 2022 so we expect a continued, modest impact on Asia Pacific Knees and Hips sales in the second half of 2021.

Pricing Trends

Global selling prices had a negative effect of 1.5 percent and 1.6 percent on year-over-year sales during the three and six-month periods ended June 30, 2021, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2021, changes in foreign currency exchange rates had a positive effect of 4.6 percent and 3.5 percent on year-over-year sales, respectively.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of approximately 1.5 percent on full-year 2021 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2021	2020	(Dec)	2021	2020	(Dec)
Cost of products sold, excluding intangible asset amortization	28.7%	34.6%	(5.9)%	28.3%	30.3%	(2.0)%
Intangible asset amortization	7.6	12.0	(4.4)	8.0	9.8	(1.8)
Research and development	8.9	7.2	1.7	7.1	6.2	0.9
Selling, general and administrative	40.3	54.2	(13.9)	41.0	49.6	(8.6)
Goodwill and intangible asset impairment	0.8	2.7	(1.9)	0.4	21.4	(21.0)
Restructuring and other cost reduction initiatives	1.0	2.3	(1.3)	1.1	2.4	(1.3)
Quality remediation	0.5	0.8	(0.3)	0.5	0.9	(0.4)
Acquisition, integration, divestiture and related	1.3	0.2	1.1	1.0	0.2	0.8
Operating profit (loss)	10.9	(14.0)	24.9	12.5	(20.9)	33.4

The decrease in cost of products sold as a percentage of net sales for the three and six-month periods ended June 30, 2021 compared to the same prior year periods was primarily due to the significant increase in our net sales in 20221.  In addition, we are operating our manufacturing facilities within a range of normal capacity in the current year periods compared to the 2020 periods when we temporarily suspended or limited production at certain manufacturing facilities, resulting in additional expense recognized in cost of products sold that related to certain fixed overhead costs and hourly production worker labor expenses.  Additionally, we recognized lower excess and obsolete charges in the 2021 periods.  These favorable items were partially offset by hedge losses recognized in the current year periods as part of our hedging program compared to hedge gains in the prior year periods, higher manufacturing costs and lower average selling prices.

Intangible asset amortization expense increased in the three and six-month periods ended June 30, 2021 compared to the same prior year periods due to additional amortization from acquisitions made in the fourth quarter of 2020.  However, intangible asset amortization as a percentage of net sales decreased in the current year periods when compared to the same prior year periods as the increase in our net sales in 2021 significantly exceeded the amortization increase.

R&D expenses increased in both amount and as a percentage of net sales in the three and six-month periods ended June 30, 2021 compared to the same prior year periods.  The increase in expenses was primarily due to certain agreements we entered into to gain access to or acquire third-party in-process R&D projects that resulted in charges of $65.0 million in the 2021 periods.  Additionally, R&D expenses increased as we reengaged in R&D projects in the current year periods compared to 2020 when COVID-19 caused delays in project spending.

Selling, general and administrative (“SG&A”) expenses increased in the three and six-month periods ended June 30, 2021 when compared to the same prior year periods primarily due to higher variable selling and distribution costs from increased sales.  Additionally, performance-based compensation was higher in the current year periods as similar costs were reduced in the prior year periods due to the effect COVID-19 had on our operating results.  Also, in the three-month period ended June 30, 2021, travel and medical training and education costs increased over the same 2020 period as we have partially resumed these activities.  In the six-month period ended June 30, 2021, these increased costs were partially offset by lower litigation-related charges as we recognized $81.1 million in the six-month period ended June 30, 2020 compared to $9.7 million in the same 2021 period.  Despite the increase in SG&A expenses, SG&A as a percentage of net sales declined in the current year periods when compared to the same prior year periods as our SG&A expenses included many fixed costs that did not decline ratably with the significant decline in net sales in the 2020 periods.

In the three and six-month periods ended June 30, 2021, we recognized an intangible asset impairment charge of $16.3 million.  In the three and six-month periods ended June 30, 2020, we recognized goodwill and intangible asset impairment charges of $33.0 million and $645.0 million, respectively, including charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively, in the first quarter of 2020.  For more information regarding these charges, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $19.6 million and $41.4 million in the three and six-month periods ended June 30, 2021, respectively, compared to $28.0 million and $73.0 million in the three and six-month periods ended June 30, 2020, respectively, attributable to restructuring and other cost reduction initiatives, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with the 2019 Restructuring Plan.  For more information regarding these charges, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We continue to incur quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.  Acquisition, integration, divestiture and related expenses increased in the three and six-month periods ended June 30, 2021 compared to the same prior year periods due to consulting and other professional service expenses related to the planned spin-off of our Spine and Dental businesses and the acquisitions made in 2020.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three and six-month periods ended June 30, 2021 our other income, net was higher than in the same prior year periods primarily due to lower foreign currency re-measurement losses and gains recognized from changes to the fair value of our equity investments in the 2021 periods.

Interest expense, net, increased in the three and six-month periods ended June 30, 2021, compared to the same prior year periods, primarily due to lower net interest income from receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps designated as net investment hedges that matured in 2021.

In the three and six-month periods ended June 30, 2021, our effective tax rate (“ETR”) was 18.0 percent and 13.8 percent, respectively, compared to 6.2 percent and 1.2 percent in the three and six-month periods ended June 30, 2020, respectively.  The 18.0 percent ETR in the three-month period ended June 30, 2021 was primarily due to our mix of earnings between U.S. and foreign locations.  The 13.8 percent ETR in the six-month period ended June 30, 2021, was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The 6.2 percent ETR in the three-month period ended June 30, 2020, was the result of the mix of some of our jurisdictions recognizing earnings while others had losses. The 1.2 percent ETR in the six-month period ended June 30, 2020, was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit (Loss) as a
	Net Sales		Operating Profit (Loss)		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020	2021	2020
Americas Orthopedics	$1,058.3	$626.5	$445.4	$203.7	42.1%	32.5%
EMEA	392.9	204.1	95.2	20.1	24.2	9.8
Asia Pacific	345.7	264.5	111.4	78.4	32.2	29.6
Americas Spine and Global Dental	230.0	131.0	40.1	(3.4)	17.4	(2.6)

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2021	2020	2021	2020	2021	2020
Americas Orthopedics	$2,004.5	$1,569.5	$832.5	$607.0	41.5%	38.7%
EMEA	742.0	575.4	181.5	128.9	24.5	22.4
Asia Pacific	682.6	540.4	231.7	171.0	33.9	31.6
Americas Spine and Global Dental	445.2	324.6	79.1	22.5	17.8	6.9

Similar to our consolidated results, all of our segments were adversely affected by COVID-19 in the 2020 periods.  In each of our segments, operating profit and operating profit as a percentage of net sales increased in the three and six-month periods ended June 30, 2021 compared to the same prior year periods due to the effect of fixed operating expenses that did not increase proportionally with higher net sales.

Non-GAAP Operating Performance Measures

We use financial measures that differ from financial measures determined in accordance with GAAP to evaluate our operating performance.  These non-GAAP financial measures exclude, as applicable, certain inventory and manufacturing-related charges including charges to discontinue certain product lines; intangible asset amortization; goodwill and intangible asset impairment; restructuring and other cost reduction initiative expenses; quality remediation expenses; acquisition, integration, divestiture and related expenses; certain litigation gains and charges; expenses to establish initial compliance with the EU MDR; expenses related to certain R&D agreements; other charges; any related effects on our income tax provision associated with these items; the effect of Switzerland tax reform; other certain tax adjustments; and, with respect to earnings per share information, provide for the effect of dilutive shares assuming net earnings in a period of a reported net loss.  We use these non-GAAP financial measures internally to evaluate the performance of the business.  Additionally, we believe these non-GAAP measures provide meaningful incremental information to investors to consider when evaluating our performance.  We believe these measures offer the ability to make period-to-period comparisons that are not impacted by certain items that can cause dramatic changes in reported income but that do not impact the fundamentals of our operations.  The non-GAAP measures enable the evaluation of operating results and trend analysis by allowing a reader to better identify operating trends that may otherwise be masked or distorted by these types of items that are excluded from the non-GAAP measures.  In addition, adjusted diluted earnings per share is used as a performance metric in our incentive compensation programs.

The following are reconciliations from our GAAP net earnings (loss) and diluted earnings (loss) per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$141.9	$(206.6)	$340.0	$(715.1)
Inventory and manufacturing-related charges(1)	7.9	1.4	2.0	2.0
Intangible asset amortization(2)	154.6	147.7	310.1	295.3
Goodwill and intangible asset impairment(3)	16.3	33.0	16.3	645.0
Restructuring and other cost reduction initiatives(4)	19.7	28.0	41.6	73.0
Quality remediation(5)	11.0	9.9	21.2	25.8
Acquisition, integration, divestiture and related(6)	25.4	2.2	38.8	6.6
Litigation(7)	3.6	1.3	9.7	81.1
European Union Medical Device Regulation(8)	10.6	6.1	17.5	17.1
Certain R&D agreements(9)	65.0	-	65.0	-
Other charges(10)	(7.5)	7.3	(9.0)	13.9
Taxes on above items(11)	(65.6)	(23.5)	(112.6)	(93.7)
Swiss tax reform(12)	15.4	(0.7)	18.8	16.2
Other certain tax adjustments(13)	2.2	4.1	0.2	(3.1)
Adjusted Net Earnings	$400.5	$10.2	$759.6	$364.1

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share	$0.67	$(1.00)	$1.62	$(3.46)
Inventory and manufacturing-related charges(1)	0.04	0.01	0.01	0.01
Intangible asset amortization(2)	0.73	0.71	1.47	1.43
Goodwill and intangible asset impairment(3)	0.08	0.16	0.08	3.12
Restructuring and other cost reduction initiatives(4)	0.10	0.14	0.20	0.35
Quality remediation(5)	0.05	0.05	0.10	0.12
Acquisition, integration, divestiture and related(6)	0.12	0.01	0.18	0.03
Litigation(7)	0.02	0.01	0.05	0.39
European Union Medical Device Regulation(8)	0.05	0.03	0.08	0.08
Certain R&D agreements(9)	0.31	-	0.31	-
Other charges(10)	(0.04)	0.04	(0.04)	0.07
Taxes on above items(11)	(0.31)	(0.13)	(0.54)	(0.44)
Swiss tax reform(12)	0.07	-	0.09	0.08
Other certain tax adjustments(13)	0.01	0.02	-	(0.02)
Effect of dilutive shares assuming net earnings(14)	-	-	-	(0.01)
Adjusted Diluted Earnings Per Share	$1.90	$0.05	$3.61	$1.75

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

(3)

In the first quarter of 2020, we recognized goodwill impairment charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively. In the second quarters of 2021 and 2020, we recognized $16.3 million and $33.0 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.

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

(6)	The acquisition, integration, divestiture and related gains and expenses we have excluded from our non-GAAP financial measures resulted from the planned spinoff of SpinCo and various acquisitions.

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

(8)

The European Union Medical Device Regulation imposes significant additional premarket and postmarket requirements.  The new regulations provided a transition period until May 2021 for currently-approved medical devices to meet the additional requirements.  For certain devices, this transition period can be extended until May 2024.  We are excluding from our non-GAAP financial measures the incremental costs incurred to establish initial compliance with the regulations related to our currently-approved medical devices.  The incremental costs primarily include third-party consulting necessary to supplement our internal resources.

(9)	During the three and six-month periods ended June 30, 2021, we entered into certain agreements to gain access to or acquire third-party IPR&D projects.

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

Liquidity and Capital Resources

The COVID-19 pandemic has had an adverse effect on our liquidity and capital resource needs, primarily driven by the reduction in net sales due to elective surgical procedure deferrals.  We have taken prudent measures in an effort to maintain an adequate financial profile and to have access to capital to fund the business during these unprecedented times.  These measures included reductions in discretionary spending such as travel, meetings and other project spend that can be delayed with limited long-term detriment to the business.  More recently, we have increased spending on travel, meetings and other projects, but not to the extent that existed prior to the pandemic as we continue to better utilize technology that has made travel less necessary.

As of June 30, 2021, we had $1,042.4 million in cash and cash equivalents.  In addition, we had $1.0 billion available to borrow under our September 2020 Revolving Facility that matures on September 17, 2021, and $1.5 billion available under our 2019 Multicurrency Revolving Facility that matures on November 1, 2024.  The terms of the 2019 Multicurrency Revolving Facility and the September 2020 Revolving Facility are described further in Note 10 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.  At this time, we do not anticipate needing to borrow against our revolving credit facilities to fund our operations.  However, due to the continued uncertainties related to the COVID-19 pandemic, it is possible our needs may change.  Further, there can be no assurance that, if needed, we will be able to secure additional financing on terms favorable to us, if at all.

Sources of Liquidity

Cash flows provided by operating activities were $700.4 million in the six-month period ended June 30, 2021, compared to $398.1 million in the same prior year period.  The increase in cash flows from operating activities was primarily the result of higher earnings in the 2021 period.

Cash flows used in investing activities were $232.2 million in the six-month period ended June 30, 2021, compared to $206.5 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  Additionally, in the 2021 period we had portions of our cross-currency interest rate swaps designated as net investment hedges mature at a loss, which resulted in net investing outflows compared to the same prior year period when we had cash inflows based upon the terms of our swaps.

Cash flows used in financing activities were $224.1 million in the six-month period ended June 30, 2021, compared to $92.9 million in the same prior year period.  In the 2021 period, we paid the remaining $200.0 million on our Floating Rate Notes due 2021 which matured in the period.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds, which were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.

At June 30, 2021, we had outstanding debt of $7,852.5 million, of which $1,050.0 million was classified as current debt.  The current debt consists of our $300.0 million senior notes due November 30, 2021 and $750.0 million senior notes due April 1, 2022.  For the $300.0 million senior notes due November 30, 2021, we intend to exercise our early redemption option to pay the full amount on August 30, 2021 by utilizing cash on hand.  For the $750.0 million senior notes due April 1, 2022, we believe we can satisfy this debt obligation with cash generated from our operations, by issuing new debt, and/or by borrowing on our revolving credit facilities.

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

As of June 30, 2021, $315.1 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $79.4 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.5 billion of unremitted earnings in future years.

Our concentrations of credit risks with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across a number of geographic areas and by frequent monitoring of the creditworthiness of the customers to whom credit is granted in the normal course of business.  Substantially all of our trade receivables are concentrated in the public and private hospital and healthcare industry in the U.S. and internationally or with distributors or dealers who operate in international markets and, accordingly, are exposed to their respective business, economic and country-specific variables.  We have continued to collect on outstanding receivables throughout the pandemic.  However, we are closely monitoring the financial stability of our customers and the country-specific risks, including those customers in markets with hospitals sponsored by the government.

In February and May 2021, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of June 30, 2021, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately $230 million of that total expected to be incurred by the end of 2021.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

As discussed in Note 7 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we completed the acquisitions of A&E Medical Corporation and Relign Corp. in 2020.  These acquisitions included guaranteed deferred payments totaling $145.0 million that we are obligated to make in the second half of 2021.

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

As discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters with respect to which we expect to continue paying settlements over the next few years.  Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $380 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or six-month period ended June 30, 2021 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•

reductions in reimbursement levels by third-party payors and cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, including the volume-based procurement process in China;

•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	the ability to obtain and maintain adequate intellectual property protection;
•	breaches or failures of our information technology systems or products, including by cyber-attack, unauthorized access or theft;
•	the ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities;
•	product liability, intellectual property and commercial litigation losses;
•	changes in general industry and market conditions, including domestic and international growth rates;

•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; and
•	the impact of the ongoing financial and political uncertainty on countries in EMEA on the ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2020 and this report contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”), which could materially affect our business, financial condition and results of operations.  Except has set forth below, there have been no material changes in those risk factors.  The risks described in our 2020 Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2020 Form 10-K, any of which could materially affect our business, financial condition and results of operations.

The risk factor in our 2020 Form 10-K entitled “If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed” is replaced in its entirety by the following:

If third-party payors or key participants in government healthcare systems decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed.

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

We have also experienced downward pressure on product pricing and other effects of healthcare reform in our international markets.  For example, China has implemented a volume-based procurement process designed to decrease prices for medical devices and other products.  If key participants in government healthcare systems reduce the reimbursement levels for our products, including through political changes or transitions, our sales and results of operations may be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three-month period ended June 30, 2021, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1

Certificate of Amendment of Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

3.2	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

3.3	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective May 17, 2021 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.1*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.2*

Zimmer Biomet Holdings, Inc. Stock Plan for Non-Employee Directors (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.3*

Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.4*	Swiss Employment Agreement by and between Zimmer GmbH and Wilfred van Zuilen dated as of May 5, 2021

10.5*	Offer Letter by and between Zimmer Biomet Holdings, Inc. and Wilfred van Zuilen dated as of May 5, 2021

10.6*	Form of Change in Control Severance Agreement with Wilfred van Zuilen

10.7*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Wilfred van Zuilen

10.8*	Form of Indemnification Agreement with Wilfred van Zuilen (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 3, 2021	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 3, 2021	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)