Form 10-Q
period 2021-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2021-11-04
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

As of October 28, 2021, 208,908,008 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2021

Part I – Financial Information

Item 1.  Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Sales	$1,924.0	$1,929.3	$5,798.3	$4,939.2
Cost of products sold, excluding intangible asset amortization	581.5	569.4	1,679.5	1,481.0
Intangible asset amortization	153.7	149.7	463.8	445.0
Research and development	108.9	85.9	383.8	272.0
Selling, general and administrative	802.4	790.0	2,389.9	2,283.9
Goodwill and intangible asset impairment	-	-	16.3	645.0
Restructuring and other cost reduction initiatives	23.5	16.2	64.9	89.2
Quality remediation	11.8	9.8	33.0	35.9
Acquisition, integration, divestiture and related	27.3	9.1	66.1	15.7
Operating expenses	1,709.1	1,630.1	5,097.3	5,267.7
Operating Profit (Loss)	214.9	299.2	701.0	(328.5)
Other income, net	0.3	10.6	15.7	17.4
Interest expense, net	(52.6)	(54.0)	(159.6)	(158.9)
Earnings (loss) before income taxes	162.6	255.8	557.1	(470.0)
Provision for income taxes	16.8	9.7	71.1	1.2
Net Earnings (Loss)	145.8	246.1	486.0	(471.2)
Less: Net earnings attributable to noncontrolling interest	0.2	3.6	0.4	1.4
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$145.6	$242.5	$485.6	$(472.6)
Earnings (Loss) Per Common Share
Basic	$0.70	$1.17	$2.33	$(2.29)
Diluted	$0.69	$1.16	$2.31	$(2.29)
Weighted Average Common Shares Outstanding
Basic	208.8	207.1	208.5	206.8
Diluted	210.6	208.5	210.5	206.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Earnings (Loss)	$145.8	$246.1	$486.0	$(471.2)
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(36.9)	8.5	(69.6)	(22.7)
Unrealized cash flow hedge gains (losses), net of tax	18.5	(23.4)	60.6	8.7
Reclassification adjustments on hedges, net of tax	1.6	(7.0)	3.4	(33.6)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	5.7	0.7	5.3	2.5
Total Other Comprehensive Loss	(11.1)	(21.2)	(0.3)	(45.1)
Comprehensive Income (Loss)	134.7	224.9	485.7	(516.3)
Comprehensive income attributable to the noncontrolling interest	0.2	3.5	0.4	1.3
Comprehensive Income (Loss) Attributable to
Zimmer Biomet Holdings, Inc.	$134.5	$221.4	$485.3	$(517.6)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$919.6	$802.1
Accounts receivable, less allowance for credit losses	1,392.0	1,452.7
Inventories	2,517.4	2,450.7
Prepaid taxes	314.7	208.8
Prepaid expenses and other current assets	168.7	169.0
Total Current Assets	5,312.4	5,083.3
Property, plant and equipment, net	2,008.2	2,047.7
Goodwill	9,212.0	9,261.8
Intangible assets, net	6,470.3	7,055.5
Other assets	1,005.7	969.4
Total Assets	$24,008.6	$24,417.7
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$327.6	$330.0
Income taxes payable	121.2	59.5
Other current liabilities	1,444.6	1,667.4
Current portion of long-term debt	1,045.7	500.0
Total Current Liabilities	2,939.1	2,556.9
Deferred income taxes, net	693.9	790.4
Long-term income tax payable	596.6	588.1
Other long-term liabilities	606.7	656.4
Long-term debt	6,458.1	7,626.5
Total Liabilities	11,294.4	12,218.3
Commitments and Contingencies (Note 17)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 312.7 million shares in 2021 (311.4 million in 2020) issued	3.1	3.1
Paid-in capital	9,295.1	9,121.6
Retained earnings	10,426.3	10,086.9
Accumulated other comprehensive loss	(298.1)	(297.8)
Treasury stock, 103.8 million shares in 2021 (103.8 million shares in 2020)	(6,717.8)	(6,719.6)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,708.6	12,194.2
Noncontrolling interest	5.6	5.2
Total Stockholders' Equity	12,714.2	12,199.4
Total Liabilities and Stockholders' Equity	$24,008.6	$24,417.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	Loss	Number	Amount	Interest	Equity
Balance July 1, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3

Net earnings	-	-	-	145.6	-	-	-	0.2	145.8
Other comprehensive loss	-	-	-	-	(11.1)	-	-	-	(11.1)
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Stock compensation plans	0.2	-	46.5	-	-	-	-	-	46.5
Balance September 30, 2021	312.7	$3.1	$9,295.1	$10,426.3	$(298.1)	(103.8)	$(6,717.8)	$5.6	$12,714.2

Balance July 1, 2020	310.7	$3.1	$9,014.0	$9,610.0	$(265.8)	(103.8)	$(6,719.9)	$2.5	$11,643.9

Net earnings	-	-	-	242.5	-	-	-	3.6	246.1
Other comprehensive loss	-	-	-	-	(21.2)	-	-	(0.1)	(21.3)
Cash dividends declared ($0.24 per share)	-	-	-	(49.8)	-	-	-	-	(49.8)
Stock compensation plans	0.4	-	59.0	0.2	-	-	0.1	-	59.3
Balance September 30, 2020	311.1	$3.1	$9,073.0	$9,802.9	$(287.0)	(103.8)	$(6,719.8)	$6.0	$11,878.2

Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	485.6	-	-	-	0.4	486.0
Other comprehensive loss	-	-	-	-	(0.3)	-	-	-	(0.3)
Cash dividends declared ($0.72 per share)	-	-	-	(150.3)	-	-	-	-	(150.3)
Stock compensation plans	1.3	-	173.5	4.1	-	-	1.8	-	179.4
Balance September 30, 2021	312.7	$3.1	$9,295.1	$10,426.3	$(298.1)	(103.8)	$(6,717.8)	$5.6	$12,714.2

Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(472.6)	-	-	-	1.4	(471.2)
Other comprehensive loss	-	-	-	-	(45.1)	-	-	(0.1)	(45.2)
Cash dividends declared ($0.72 per share)	-	-	-	(149.1)	-	-	-	-	(149.1)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Stock compensation plans	1.2	-	152.9	0.4	-	0.1	0.7	-	154.0
Balance September 30, 2020	311.1	$3.1	$9,073.0	$9,802.9	$(287.0)	(103.8)	$(6,719.8)	$6.0	$11,878.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows provided by (used in) operating activities:
Net earnings (loss)	$486.0	$(471.2)
Adjustments to reconcile net earnings (loss) to cash provided by operating activities:
Depreciation and amortization	800.3	767.3
Share-based compensation	67.6	62.0
Goodwill and intangible asset impairment	16.3	645.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(74.8)	(55.0)
Receivables	17.9	13.6
Inventories	(94.6)	(108.6)
Accounts payable and accrued liabilities	(7.1)	(131.4)
Other assets and liabilities	(78.1)	57.7
Net cash provided by operating activities	1,133.5	779.4
Cash flows provided by (used in) investing activities:
Additions to instruments	(222.9)	(222.8)
Additions to other property, plant and equipment	(108.9)	(89.8)
Net investment hedge settlements	(2.4)	43.0
Other investing activities	(23.2)	(28.3)
Net cash used in investing activities	(357.4)	(297.9)
Cash flows provided by (used in) financing activities:
Proceeds from senior notes	-	1,497.1
Redemption of senior notes	(500.0)	(1,500.0)
Dividends paid to stockholders	(149.9)	(148.7)
Proceeds from employee stock compensation plans	117.3	97.7
Net cash flows from unremitted collections from factoring programs	-	(39.6)
Business combination contingent consideration payments	(6.5)	(13.0)
Deferred business combination payments	(100.0)	-
Debt issuance costs	(1.5)	(22.3)
Other financing activities	(9.6)	(6.7)
Net cash used in financing activities	(650.2)	(135.5)
Effect of exchange rates on cash and cash equivalents	(8.4)	3.4
Increase in cash and cash equivalents	117.5	349.4
Cash and cash equivalents, beginning of year	802.1	617.9
Cash and cash equivalents, end of period	$919.6	$967.3

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

Planned Spinoff - On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses into a new public company named ZimVie.  The planned transaction is intended to benefit our stockholders by enhancing the focus of both Zimmer Biomet and ZimVie to meet the needs of patients and customers and, therefore, achieve faster growth and deliver greater value for all stakeholders.  The transaction is intended to qualify as a tax-free distribution, for U.S. federal income tax purposes, to U.S. stockholders of new publicly traded stock in ZimVie.  We are targeting completion of the spinoff by mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and Internal Revenue Service (“IRS”) ruling with respect to the tax-free nature of the transaction, obtaining debt financing for the new company, and the effectiveness of a Form 10 registration statement with the U.S. Securities and Exchange Commission (the “SEC”).  Therefore, we cannot provide assurance that we will be able to complete the spinoff on the terms or on the timeline that we announced, or at all.

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

In July 2021, the FASB issued ASU 2021-05 Lessors – Certain Leases with Variable Lease Payments which is an amendment to Accounting Standards Codification Topic 842 – Leases (“ASC 842”).  Under the current ASC 842 guidance, variable payments are excluded from the measurement of the initial net investment in the lease if the payments do not depend on an index or a rate.  For sales-type or direct financing leases, this could result in the recognition of a day-one loss for leases with entire or partial variable payments.  ASU 2021-05 requires lessors to classify leases with entire or partial variable payments as operating leases if otherwise a day-one loss would be recognized.  The ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those years.  Early adoption of this ASU is permitted.  The ASU can either be applied retrospectively to leases that were commenced or modified on or after the adoption of ASC 842 or applied prospectively to leases that commence or are modified after the adoption of ASU 2021-05.  We are currently evaluating the impact this ASU will have on our financial statements.

There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

3.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas	$1,180.5	$1,216.5	$3,535.1	$3,051.5
EMEA	393.1	366.2	1,207.1	983.0
Asia Pacific	350.4	346.6	1,056.1	904.7
Total	$1,924.0	$1,929.3	$5,798.3	$4,939.2

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Knees	$647.9	$648.5	$1,927.8	$1,652.2
Hips	453.8	484.1	1,375.4	1,246.4
S.E.T.	437.6	417.1	1,317.3	1,090.7
Dental & Spine	238.6	253.4	748.1	625.2
Other	146.1	126.2	429.7	324.7
Total	$1,924.0	$1,929.3	$5,798.3	$4,939.2

In the first quarter of 2021, we updated our product category revenue reporting.  Product category sales include the following changes:

•	Orthopedic robotic capital sales and services, previously reported in the Knee product category, are included in the Other product category;
•	Disposable products used in computer-assisted surgeries, previously reported in the Other product category, are included in the Knees product category;
•	CMFT (Craniomaxillofacial and Thoracic) products, previously reported in the Dental, Spine & CMFT category, are included in the S.E.T. (Sports Medicine, Extremities and Trauma) product category;
•	CMFT has been removed from the Dental, Spine & CMFT product category and the name has been changed to Dental & Spine to reflect the revenue related to the spinoff of ZimVie;
•	Office based technologies products, previously reported in the Other product category, are included in the Dental & Spine product category;

•	Other immaterial adjustments across product categories related to brand alignment.

Prior period product category sales have been reclassified to conform to the current presentation.

4.  Restructuring

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the three and nine-month periods ended September 30, 2021 primarily related to employee termination benefits, distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2021	$0.4	$5.5	$10.5	$16.4

Balance, December 31, 2020	$38.7	$10.9	$15.1	$64.7
Expenses incurred in the nine months ended September 30, 2021	3.8	12.3	34.6	50.7
Cash payments	(11.7)	(5.8)	(31.4)	(48.9)
Foreign currency exchange rate changes	(1.2)	-	(0.2)	(1.4)
Balance, September 30, 2021	$29.6	$17.4	$18.1	$65.1

Expense incurred since the start of the 2019 Restructuring Plan	$82.3	$28.1	$84.8	$195.2

Expense estimated to be recognized for the 2019 Restructuring Plan	$180.0	$30.0	$165.0	$375.0

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

5.  Inventories

	September 30,	December 31,
	2021	2020
	(in millions)
Finished goods	$2,017.1	$1,954.6
Work in progress	222.9	223.7
Raw materials	277.4	272.4
Inventories	$2,517.4	$2,450.7

6.  Property, Plant and Equipment

	September 30,	December 31,
	2021	2020
	(in millions)
Land	$27.4	$27.7
Buildings and equipment	2,278.3	2,197.8
Capitalized software costs	477.6	455.8
Instruments	3,732.8	3,518.3
Construction in progress	121.4	125.3
	6,637.5	6,324.9
Accumulated depreciation	(4,629.3)	(4,277.2)
Property, plant and equipment, net	$2,008.2	$2,047.7

We had $17.3 million and $24.4 million of property, plant and equipment included in accounts payable as of September 30, 2021 and December 31, 2020, respectively.

7.Acquisitions

In the fourth quarter of 2020, we completed the acquisitions of A&E Medical Corporation (“A&E Medical”), a sternal closure company, and Relign Corp. (“Relign”), an arthroscopy equipment company (collectively referred to as the “2020 acquisitions”).  The 2020 acquisitions were completed primarily to expand our product offerings in the CMFT and sports medicine markets.  The total aggregate cash consideration paid in 2020 related to the 2020 acquisitions was $244.9 million, with an additional $145.0 million of guaranteed deferred payments. $100.0 million of guaranteed deferred payments were made during the third quarter of 2021 and $45.0 million of payments will be made in the fourth quarter of 2021. The outstanding deferred business combination payments are included in other current liabilities on our condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. We have assigned a fair value of $31.3 million for potential additional payments as of the acquisition dates related to these acquisitions that are contingent on the respective acquired companies’ future product sales.  The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments.

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

The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the 2020 acquisitions (in millions):

Current assets	$31.7
Intangible assets subject to amortization:
Technology	147.9
Trademarks and trade names	1.5
Customer relationships	92.7
Other	4.9
Goodwill	185.5
Other assets	5.4
Total assets acquired	469.6
Current liabilities	4.8
Deferred income taxes	43.5
Other long-term liabilities	0.1
Total liabilities assumed	48.4
Net assets acquired	$421.2

In the nine-month period ended September 30, 2021, we adjusted the preliminary fair values that were recognized as of December 31, 2020.  The adjustments primarily related to the customer relationships intangible assets and the related deferred income tax liability as we refined our estimates by analyzing historical purchasing patterns of existing customers.  The adjustment did not result in a significant change to intangible asset amortization expense recognized in the nine-month period ended September 30, 2021 that would have been recognized in the previous period if the adjustment were recognized as of the acquisition date. In addition, during the three-month period ended September 30, 2021, we revised our estimates related to net operating loss carryforwards based on updated tax calculations which reduced our deferred income tax liability and goodwill correspondingly.  There were no other significant adjustments during the three or nine-month periods ended September 30, 2021.

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

8.  Goodwill and Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill by reportable segment, including the effects of changes to our reportable segments (in millions):

	Americas Orthopedics	EMEA	Asia Pacific	Americas Spine and Global Dental	Total
Balance at December 31, 2020
Goodwill	$9,583.7	$1,362.9	$580.8	$-	$11,527.4
Accumulated impairment losses	(1,228.6)	(1,037.0)	-	-	(2,265.6)
	$8,355.1	$325.9	$580.8	$-	$9,261.8
Goodwill reportable segment change	(1,491.3)	-	-	1,491.3	-
Accumulated impairment losses reportable segment change	1,220.9	-	-	(1,220.9)	-
Purchase accounting adjustments	14.6	5.2	2.3	-	22.1
Other acquisitions	2.4	-	-	-	2.4
Currency translation	(49.4)	(12.1)	(11.7)	(1.1)	(74.3)
Balance at September 30, 2021
Goodwill	$8,060.0	$1,356.0	$571.4	$1,490.2	$11,477.6
Accumulated impairment losses	(7.7)	(1,037.0)	-	(1,220.9)	(2,265.6)
	$8,052.3	$319.0	$571.4	$269.3	$9,212.0

As discussed further in Note 16, our operating and reportable segments changed starting on April 1, 2021.  Goodwill has been reallocated from our previous reportable segments to reflect the new structure.  However, our reporting units have not changed. The Americas Spine and Global Dental reporting units are now assigned to the new Americas Spine and Global Dental reportable segment.

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

The impairment charge of $470.0 million in our EMEA reporting unit was due to the COVID-19 pandemic and reportable segment change.  The COVID-19 pandemic has had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit.  The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in our 2019 annual goodwill impairment test to discount our future estimated cash flows to present value.  On an operational basis, due to the deferral of elective surgical procedures, at the time of the March 31, 2020 impairment test, we estimated cash flows in 2020 to be significantly lower than previously estimated in the 2019 annual goodwill impairment test.  The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.  As of September 30, 2021, $319.0 million of goodwill remains in the EMEA reporting unit.

The impairment charge of $142.0 million in our Global Dental reporting unit was driven by the COVID-19 pandemic.  Similar to our EMEA reporting unit, changes in the market caused an increase to the risk-adjusted discount rates utilized to discount our future estimated cash flows to present value, and we expected that the deferral of elective dental procedures would have an adverse effect on our cash flows.  We estimated the cash flows from our Global Dental reporting unit may recover more slowly than our other reporting units because many dental procedures are not covered by insurance.  Therefore, we estimated economic uncertainty would likely result in patients deferring dental procedures for a longer period of time than procedures involving our other products.  As of September 30, 2021, $269.3 million of goodwill remains in the Global Dental reporting unit.

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

We will continue to monitor the fair value of our EMEA, Global Dental and Americas CMFT reporting units as well as our other two reporting units.  If our estimated cash flows for these reporting units decrease, we may have to record further impairment charges in the future.  Factors that could result in our cash flows being lower than our current estimates include: 1) the COVID-19 pandemic causes elective surgical procedures to be deferred longer than our estimates, or additional recurrence of the virus causes hospitals to defer elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, and 3) our inability to achieve the estimated operating margins in our forecasts due to unforeseen factors.  Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

In the second quarter of 2021 and 2020, we recognized $16.3 million and $33.0 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects.  These impairments were the result of terminated projects or delays and additional costs related to a project.  Since these projects had a low probability of success or were not a priority, their terminations are not expected to have a significant impact on our future cash flows.

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

In the nine-month periods ended September 30, 2021 and 2020, we sold receivables having an aggregate face value of $96.6 million and $1,225.5 million to third parties in exchange for cash proceeds of $95.8 million and $1,224.3 million, respectively.  Expenses recognized on these sales during the nine-month periods ended September 30, 2021 and 2020 were not significant.  In the nine-month period ended September 30, 2020, under the U.S. and Japan programs, we collected $1,186.7 million from our customers and remitted that amount to the third party, and we effectively repurchased $131.4 million of previously sold accounts receivable from the third party, due to the programs’ revolving nature.  The initial collection of cash from customers and its remittance to the third party is reflected in net cash provided by/(used in) financing activities in our condensed consolidated statements of cash flows.  No amounts were unremitted to third parties as of September 30, 2021 and December 31, 2020.

10.  Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2021	2020
Current portion of long-term debt
3.375% Senior Notes due 2021	$-	$300.0
Floating Rate Notes due 2021	-	200.0
3.150% Senior Notes due 2022	750.0	-
Japan Term Loan A	104.9	-
Japan Term Loan B	190.8	-
Total current portion of long-term debt	$1,045.7	$500.0
Long-term debt
3.150% Senior Notes due 2022	$-	$750.0
3.700% Senior Notes due 2023	300.0	300.0
3.550% Senior Notes due 2025	2,000.0	2,000.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	900.0	900.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
1.414% Euro Notes due 2022	579.5	611.8
2.425% Euro Notes due 2026	579.5	611.8
1.164% Euro Notes due 2027	579.5	611.8
Japan Term Loan A	-	113.3
Japan Term Loan B	-	206.3
Debt discount and issuance costs	(37.6)	(48.2)
Adjustment related to interest rate swaps	(9.4)	3.1
Total long-term debt	$6,458.1	$7,626.5

At September 30, 2021, our total current and non-current debt of $7.5 billion consisted of $7.3 billion aggregate principal amount of our senior notes, which included $1.7 billion Euro-denominated senior notes (“Euro Notes”), an 11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a 21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, partially offset by debt discount and issuance costs of $37.6 million and fair value adjustments totaling $9.4 million.

In the nine-month period ended September 30, 2021, we repaid $200.0 million on our Floating Rate Notes due 2021 and $300.0 million on our 3.375% Senior Notes due 2021.

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

On August 20, 2021, we entered into a new five-year revolving credit agreement (the “2021 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2021 364-Day Revolving Credit Agreement”), as described below. These credit agreements will be used for general corporate purposes.

The 2021 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2021 Five-Year Revolving Facility”). The 2021 Five-Year Credit Agreement replaces the previous revolving credit agreement (the “2019 Credit Agreement”), which contained a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”). There were no borrowings outstanding under the 2019 Credit Agreement at the time it was terminated.

The 2021 Five-Year Credit Agreement will mature on August 20, 2026, with two one-year extensions exercisable at our discretion and subject to required lender consent.  The 2021 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.  As of September 30, 2021, there were no outstanding borrowings under the 2021 Five-Year Revolving Facility.

Borrowings under the 2021 Five-Year Credit Agreement bear interest at floating rates, based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating.  We pay a facility fee on the aggregate amount of the 2021 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.  The 2021 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.  The Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions).  We were in compliance with all covenants under the 2021 Five-Year Credit Agreement as of September 30, 2021.

The 2021 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2021 364-Day Revolving Facility”).  The 2021 364-Day Revolving Credit Agreement replaced a credit agreement entered into on September 18, 2020 which was also a 364-day unsecured revolving credit facility of $1.0 billion (the “September 2020 Revolving Facility”).  There were no borrowings outstanding under the September 2020 Revolving Facility when it was terminated.

The 2021 364-Day Revolving Facility will mature on August 19, 2022.  Borrowings under the 2021 364-Day Revolving Credit Agreement bear interest at floating rates based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2021 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.  The 2021 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The 2021 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions).  We were in compliance with all covenants under the 2021 364-Day Revolving Credit Agreement, as of September 30, 2021.  As of September 30, 2021, there were no outstanding borrowings under the 2021 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes as of September 30, 2021, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $7,856.7 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of September 30, 2021, based upon publicly available market yield curves and the terms of the debt (Level 2), was $295.2 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2020	$(7.2)	$(55.6)	$(235.0)	$(297.8)
AOCI before reclassifications	(69.6)	60.6	-	(9.0)
Reclassifications to statements of earnings	-	3.4	5.3	8.7
Balance at September 30, 2021	$(76.8)	$8.4	$(229.7)	$(298.1)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2021	2020	2021	2020	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$(1.6)	$8.7	$(3.2)	$39.4	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.5)	(0.5)	Interest expense, net
	(1.8)	8.5	(3.7)	38.9	Total before tax
	(0.2)	1.5	(0.3)	5.3	Provision (benefit) for income taxes
	$(1.6)	$7.0	$(3.4)	$33.6	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(7.4)	$(1.6)	$(7.1)	$(5.0)	Other income, net
	(1.7)	(0.9)	(1.8)	(2.5)	Provision (benefit) for income taxes
	$(5.7)	$(0.7)	$(5.3)	$(2.5)	Net of tax
Total reclassifications	$(7.3)	$6.3	$(8.7)	$31.1	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (loss) (in millions):

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(25.2)	$11.7	$(36.9)	$(42.9)	$26.7	$(69.6)
Unrealized cash flow hedge gains	23.0	4.5	18.5	70.9	10.3	60.6
Reclassification adjustments on cash flow hedges	1.8	0.2	1.6	3.7	0.3	3.4
Adjustments to prior service cost and unrecognized actuarial assumptions	7.4	1.7	5.7	7.1	1.8	5.3
Total Other Comprehensive (Loss) Income	$7.0	$18.1	$(11.1)	$38.8	$39.1	$(0.3)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(28.3)	$(36.8)	$8.5	$(53.2)	$(30.5)	$(22.7)
Unrealized cash flow hedge (losses) gains	(29.1)	(5.7)	(23.4)	9.0	0.3	8.7
Reclassification adjustments on cash flow hedges	(8.5)	(1.5)	(7.0)	(38.9)	(5.3)	(33.6)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.6	0.9	0.7	5.0	2.5	2.5
Total Other Comprehensive Loss	$(64.3)	$(43.1)	$(21.2)	$(78.1)	$(33.0)	$(45.1)

12.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$29.7	$-	$29.7	$-
Cross-currency interest rate swaps	13.7	-	13.7	-
Total Assets	$43.4	$-	$43.4	$-

Liabilities
Derivatives designated as hedging, current and long-term
Foreign currency forward contracts	$3.1	$-	$3.1	$-
Cross-currency interest rate swaps	2.9	-	2.9	-
Interest rate swaps	9.4	-	9.4	-
Contingent payments related to acquisitions	48.6	-	-	48.6
Total Liabilities	$64.0	$-	$15.4	$48.6

	As of December 31, 2020
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.5	$-	$0.5	$-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.9	-	0.9	-
Total Assets	$1.4	$-	$1.4	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$48.5	$-	$48.5	$-
Cross-currency interest rate swaps	83.3	-	83.3	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.2	-	3.2	-
Contingent payments related to acquisitions	48.2	-	-	48.2
Total Liabilities	$183.2	$-	$135.0	$48.2

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

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2020	$48.2
Change in estimate	7.7
Settlements	(6.8)
Foreign currency impact	(0.5)
Ending balance September 30, 2021	$48.6

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements that were accounted for as fair value hedges of our senior notes due 2021.  In August 2016, we received cash for these interest rate swap assets by terminating the hedging instruments with the counterparties.  There was no remaining unamortized balance as of September 30, 2021 related to these discontinued hedges, since the unamortized balance was recognized in full upon the end of the maturity period of the hedged senior notes in the third quarter of 2021.  As of September 30, 2021 and December 31, 2020, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Current portion of long-term debt	$-	$303.0	$-	$3.1
Long-term debt	986.1	-	(9.4)	-

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2021 was $25.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2021, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 675 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.  In the nine-month period ended September 30, 2021, Euro 775 million of these cross-currency interest rate swaps matured at a loss of $40.0 million.  The settlement of this loss with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2021, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2021 through February 2024. As of September 30, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,341.2 million. As of September 30, 2021, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $321.9 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to two months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency.  As a result, any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period.  The net amount of these offsetting gains/losses is recorded in other expense, net.  Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period.  The notional amounts of these contracts are typically in a range of $1.5 billion to $2.0 billion per quarter.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income (loss) and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2021	2020	2021	2020	Statements of Earnings	2021	2020	2021	2020
Foreign exchange forward contracts	$23.0	$(29.1)	$70.9	$9.0	Cost of products sold	$(1.6)	$8.7	$(3.2)	$39.4
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.5)	(0.5)
	$23.0	$(29.1)	$70.9	$9.0		$(1.8)	$8.5	$(3.7)	$38.9

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2021, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $4.5 million, or $8.4 million after taxes, which is deferred in AOCI.  A gain of $10.4 million, or $8.7 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships for the Period Ended:
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$581.5	$(52.6)	$569.4	$(54.0)	$1,679.5	$(159.6)	$1,481.0	$(158.9)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	1.5	-	0.8	-	3.1	-	2.5
Interest rate swaps	-	3.2	-	-	-	3.2	-	-
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	(1.6)	-	8.7	-	(3.2)	-	39.4	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.5)	-	(0.5)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	7.2	-	13.4	-	31.0	-	40.2

Derivatives Not Designated as Hedging Instruments

The following (losses)/gains from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2021	2020	2021	2020
Foreign exchange forward contracts	Other expense, net	$4.5	$0.1	$(3.2)	$15.5

These gains/(losses) do not reflect offsetting losses of $5.3 million in the three-month period ended September 30, 2021, offsetting losses of $2.8 million in the three-month period ended September 30, 2020, offsetting losses of $1.0 million in the nine-month period ended September 30, 2021, and offsetting losses of $24.7 million in the nine-month period ended September 30, 2020, recognized in other income, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2021 and December 31, 2020, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2021		As of December 31, 2020
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$28.9	Other current assets	$12.2
Cross-currency interest rate swaps	Other current assets	9.0	Other current assets	-
Foreign exchange forward contracts	Other assets	17.6	Other assets	3.7
Cross-currency interest rate swaps	Other assets	4.7	Other assets	-
Total asset derivatives		$60.2		$15.9

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.5

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$14.7	Other current liabilities	$37.4
Cross-currency interest rate swaps	Other current liabilities	1.2	Other current liabilities	55.0
Foreign exchange forward contracts	Other long-term liabilities	5.2	Other long-term liabilities	26.5
Cross-currency interest rate swaps	Other long-term liabilities	1.7	Other long-term liabilities	28.3
Interest rate swaps	Other long-term liabilities	9.4	Other long-term liabilities	-
Total liability derivatives		$32.2		$147.2

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$3.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2021			As of December 31, 2020
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$28.9	$12.6	$16.3	$12.2	$11.7	$0.5
Cash flow hedges	Other assets	17.6	4.2	13.4	3.7	3.7	-
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.5	0.6	0.9

Liability Derivatives
Cash flow hedges	Other current liabilities	14.7	12.6	2.1	37.4	11.7	25.7
Cash flow hedges	Other long-term liabilities	5.2	4.2	1.0	26.5	3.7	22.8
Derivatives Not Designated as Hedges	Other current liabilities	-		-	3.8	0.6	3.2

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2021	2020	2021	2020
Euro Notes	$40.5	$(74.1)	$96.9	$(75.0)
Cross-currency interest rate swaps	16.4	(84.1)	54.0	(56.0)
	$56.9	$(158.2)	$150.9	$(131.0)

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

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020.  The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations.  This resulted in the recording of a deferred tax asset for future deductions of tax goodwill. For the nine-month period ended September 30, 2021, we recognized benefits of $10.0 million related to certain adjustments to the estimated net deferred tax asset from the filing of tax returns.

In the three and nine-month periods ended September 30, 2021, our effective tax rate (“ETR”) was 10.4 percent and 12.8 percent, respectively, compared to 3.8 percent and negative 0.3 percent in the three and nine-month periods ended September 30, 2020, respectively.  The 10.4 percent ETR in the three-month period ended September 30, 2021, was primarily driven by the foreign rate differential as our foreign locations have lower tax rates, favorable return to provision changes in estimate offset by unfavorable tax rate changes.  The 12.8 percent ETR in the nine-month period ended September 30, 2021, was the result of the foreign rate differential, favorable return to provision changes in estimate, unfavorable tax rate changes, favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The 3.8 percent ETR in the three-month period ended September 30, 2020, was the result of the mix of some of our jurisdictions recognizing earnings while others had losses. The negative 0.3 percent ETR in the nine-month period ended September 30, 2020, was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but has no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

15.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average shares outstanding for basic net earnings (loss) per share	208.8	207.1	208.5	206.8
Effect of dilutive stock options and other equity awards	1.8	1.4	2.0	-
Weighted average shares outstanding for diluted net earnings (loss) per share	210.6	208.5	210.5	206.8

During the three and nine-month periods ended September 30, 2021, an average of 2.0 million options and 0.9 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the exercise prices of these options were greater than the average market price of our common stock.  During the three-month period ended September 30, 2020, an average of 1.3 million options were not included for the same reason. Since we incurred a net loss in the nine-month period ended September 30, 2020, no dilutive stock options or other equity awards were included as diluted shares.

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

As a result of changes to our organizational structure in advance of the planned spinoff of ZimVie that were effective April 1, 2021, we added an additional operating segment to reflect a change in how our CODM allocates resources to achieve our operating profit goals.  The new operating segment consists of the Americas Spine and Global Dental businesses, which was carved out of the previous Americas and Global Businesses operating segment (subsequently renamed to Americas Orthopedics).  The EMEA and Asia Pacific operating segments still include the spine product category results in those regions and therefore did not change.

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

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas Orthopedics	$1,009.4	$1,033.2	$422.2	$452.1
EMEA	366.2	339.7	88.3	84.6
Asia Pacific	339.9	336.0	114.7	113.4
Americas Spine and Global Dental	208.5	220.4	27.8	39.3
Total	$1,924.0	$1,929.3
Corporate Functions			(151.2)	(181.3)
Inventory and manufacturing-related charges			(11.0)	(2.3)
Intangible asset amortization			(153.7)	(149.7)
Restructuring and other cost reduction initiatives			(23.3)	(16.2)
Quality remediation			(11.8)	(10.0)
Acquisition, integration, divestiture and related			(27.3)	(9.1)
Litigation			(43.6)	(19.3)
European Union Medical Device Regulation			(11.9)	(2.0)
Other charges			(4.3)	(0.3)
Operating profit			$214.9	$299.2

	Net Sales		Operating Profit (Loss)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Americas Orthopedics	$3,013.9	$2,602.7	$1,254.7	$1,059.1
EMEA	1,108.2	915.1	269.8	213.5
Asia Pacific	1,022.5	876.4	346.4	284.4
Americas Spine and Global Dental	653.7	545.0	106.9	61.8
Total	$5,798.3	$4,939.2
Corporate Functions			(469.6)	(574.7)
Inventory and manufacturing-related charges			(13.0)	(4.3)
Intangible asset amortization			(463.8)	(445.0)
Goodwill and intangible asset impairment			(16.3)	(645.0)
Restructuring and other cost reduction initiatives			(64.9)	(89.2)
Quality remediation			(33.0)	(35.8)
Acquisition, integration, divestiture and related			(66.1)	(15.7)
Litigation			(53.3)	(100.4)
European Union Medical Device Regulation			(29.4)	(19.1)
Certain R&D agreements			(65.0)	-
Other charges			(2.4)	(18.1)
Operating profit (loss)			$701.0	$(328.5)

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

Our estimate as of September 30, 2021 of the remaining liability for all Durom Cup-related claims, including estimated legal fees, is $51.3 million.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  Our estimate as of September 30, 2021 of the remaining liability for all Metal Reaction-related claims, including our estimated legal fees, is $46.2 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

On February 3, 2014, Biomet announced the settlement of the MDL.  Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement.  Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or have been or are in the process of being remanded to their originating jurisdictions.  The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future.  Trials have commenced, and other trials are currently scheduled to occur in the future.  Although each case will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability.  Our estimate as of September 30, 2021 of the remaining liability for all Biomet metal-on-metal hip implant claims, including estimated legal fees, is $60.2 million.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.

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

In December 2016, Heraeus filed papers to restart proceedings against Biomet Orthopaedics Switzerland GmbH (now Zimmer GmbH), seeking to require that entity to relinquish its CE certificates for the European Cements.  In an order issued in September 2021, the District Court Darmstadt in charge of this matter decided that a technical expert is to be appointed to assess Heraeus’ alleged trade secrets and the alleged misuse.  In January 2017, Heraeus notified Biomet it had filed a claim for damages in the amount of €121.9 million for sales in Germany, which it first increased to €125.9 million and with a filing in June 2019 further increased to €146.7 million plus statutory interest.  In a court filing, Heraeus indicated that it might further increase its claims in the course of the proceedings.  In June 2021, Heraeus extended its damage claims to include Merck KGaA as a defendant, arguing that Merck and the involved Zimmer Biomet entities are jointly and severally liable for Heraeus’ alleged damages.  As of September 30, 2021, these two proceedings remained pending in front of the Darmstadt court.  In September 2017, Heraeus filed an enforcement action in the Darmstadt court against Biomet Europe (now Zimmer Biomet Nederland B.V.), requesting that a fine be imposed against Biomet Europe for failure to disclose the amount of the European Cements which Biomet Orthopaedics Switzerland had ordered to be manufactured in Germany (e.g., for the Chinese market).  In June 2018, the Darmstadt court dismissed Heraeus’ request.  Heraeus appealed the decision.  The appeal remained pending as of September 30, 2021.

United States: On September 8, 2014, Heraeus filed a complaint against a Biomet supplier, Esschem, Inc. (“Esschem”), in the U.S. District Court for the Eastern District of Pennsylvania.  The lawsuit contains allegations that focus on two copolymer compounds that Esschem sold to Biomet, which Biomet incorporated into certain bone cement products that competed with Heraeus’ bone cement products.  The complaint alleges that Biomet helped Esschem to develop these copolymers, using Heraeus trade secrets that Biomet allegedly misappropriated.  The complaint asserts a claim under the Pennsylvania Uniform Trade Secrets Act, as well as other various common law tort claims, all based upon the same trade secret misappropriation theory.  Heraeus sought to enjoin Esschem from supplying the copolymers (which are no longer supplied to Biomet) to any third party and actual damages for global sales of cements including Esschem copolymers.  The complaint also seeks punitive damages, costs and attorneys’ fees.  Although Biomet was not a party to this lawsuit, Biomet agreed, at Esschem’s request and subject to certain limitations, to indemnify Esschem for any liability, damages and legal costs related to this matter.  On November 3, 2014, the court entered an order denying Heraeus’ motion for a temporary restraining order.  On June 30, 2016, the court entered an order denying Heraeus’ request to give preclusive effect to the factual findings in the Frankfurt Decision.  On June 6, 2017, the court entered an order denying Heraeus’ motion to add Biomet as a party to the lawsuit.  On January 26, 2018, the court entered an order granting Esschem’s motion for summary judgment on statute of limitation grounds and dismissed all of Heraeus’ claims with prejudice.  On June 21, 2019, the Third Circuit partially reversed the decision of the U.S. District Court for the Eastern District of Pennsylvania granting Esschem summary judgment and remanded the case back to the lower court.  On July 5, 2019, Esschem filed a petition in the Third Circuit for rehearing en banc and a motion in the alternative to certify a question of state law to the Supreme Court of Pennsylvania, which was denied on August 1, 2019.  On January 8, 2021, the court entered a scheduling order for the completion of fact and expert discovery and filing of dispositive motions but did not set a trial date.  The court also reappointed a discovery special master to adjudicate the various discovery disputes, which remain pending as of September 30, 2021.

On December 7, 2017, Heraeus filed a complaint against Zimmer Biomet Holdings, Inc. and Biomet, Inc. in the U.S. District Court for the Eastern District of Pennsylvania alleging a single claim of trade secret misappropriation under the Pennsylvania Uniform Trade Secrets Act based on the same factual allegations as the Esschem litigation (focused on the prior formulation (-1) bone cements).  On March 5, 2018, Heraeus filed an amended complaint adding a second claim of trade secret misappropriation under Pennsylvania common law.  Heraeus seeks to enjoin the Zimmer Biomet parties from future manufacturing, selling and offering to sell bone cements in the U.S. and Europe, and actual damages for global sales of bone cements.  The amended complaint also seeks punitive damages, costs and attorneys’ fees. On April 18, 2018, the Zimmer Biomet parties filed a motion to dismiss both claims, which remains pending.  On March 8, 2019, the court stayed the case pending the Third Circuit’s decision in the Esschem case described above.  On May 2, 2020, the court granted the Zimmer Biomet parties’ motion to further stay the proceedings pending the outcome of a U.S. International Trade Commission (“ITC”) complaint filed by Heraeus.  The related ITC investigation is complete.  In June 2021, Heraeus filed a motion to lift the stay of proceedings and attached a draft motion for preliminary injunction enjoining Zimmer Biomet from continuing to manufacture and sell its current (-3) bone cements, worldwide.  Zimmer Biomet notified the court that it intends to revise its pending motion to dismiss. As of September 30, 2021, the court has not dissolved the stay.  Although we are vigorously defending this lawsuit, the ultimate outcome is uncertain.  An adverse ruling in this case could have a material adverse effect on our business, financial condition and results of operations.

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

On January 23, 2020, a Finnish Market Court issued a judgment partly in favor of Heraeus on its claim of misappropriation of certain trade secrets.  Damage claims were not raised in the proceedings.  We appealed the decision to the Finnish Supreme Court.  On July 3, 2020, the Finnish Supreme Court declined to review the case, rendering the Market Court decision final.  In March 2021, Heraeus initiated damages proceedings, claiming damages of €13.84 million, or approximately $16.6 million.  We requested a dismissal of the case, or, in the alternative, a stay of the proceedings pending the outcome of the proceedings in France (see below) in which Heraeus seeks global damages (except for Germany only). As of September 30, 2021, our request remains pending.

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

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants based on factual allegations that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged materially false statements.  On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions.  Oral argument occurred on June 15, 2021.  On August 15, 2021, the Chancery Court granted the defendants’ motion to dismiss and dismissed the Chancery Court actions with prejudice.  On September 22, 2021, the plaintiffs in the Chancery Court actions filed a Notice of Appeal to the Delaware Supreme Court.  On September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations.  On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the Chancery Court actions.  The plaintiffs in the Chancery Court and the U.S. District Court actions do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount, as well as attorneys’ fees, costs and other relief.

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

FDA warning letter:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw.  As of September 30, 2021, the Warsaw warning letter remained pending.  Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Other Contingencies

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $370 million.

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

On February 5, 2021, we announced our intention to pursue a plan to spin off our Spine and Dental businesses to form ZimVie.  We are targeting completion of the spin-off by mid-2022, subject to the satisfaction of certain conditions, including, among others, final approval of our Board of Directors, receipt of a favorable opinion and IRS ruling with respect to the tax-free nature of the transaction, obtaining debt financing for the new company, and the effectiveness of a Form 10 registration statement with the SEC.  The following discussion and analysis includes these businesses in our discussion of financial condition and results of operations.

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results continue to be impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures.  As COVID-19 rapidly started to spread throughout the world in early 2020, our net sales decreased dramatically as countries took precautions to prevent the spread of the virus with lockdowns and stay-at-home measures and as hospitals deferred elective surgical procedures.  The timing, level and sustainability of the return of elective surgical procedures has been difficult to predict, as a number of factors are involved, including which geographies are affected and the different measures governments and healthcare systems may take in response to the virus in those areas.  In the third quarter of 2021, the highly transmissible Delta variant has resulted in deferrals of elective surgical procedures, most notably in the U.S.  Additionally, we believe that staffing shortages at hospitals are also contributing to the deferral of elective surgical procedures.

Results for the Three and Nine-Month Periods ended September 30, 2021

Our net sales decreased by 0.3 percent in the three-month period ended September 30, 2021 and increased by 17.4 percent in the nine-month period ended September 30, 2021, compared to the same prior year periods.  The decline in the three-month period was primarily attributable to deferred elective surgical procedures due to the Delta variant, staffing shortages at hospitals and other COVID-19 related issues.  The increase in net sales in the nine-month period was primarily due to the significant deferral of elective surgical procedures at the onset of the pandemic in 2020.  Our net earnings were $145.6 million and $485.6 million in the three and nine-month periods ended September 30, 2021, respectively, compared to net earnings of $242.5 million and a net loss of $472.6 million in the same prior year periods, respectively.  The decline in net earnings in the three-month period ended September 31, 2021 compared to the same prior year period was primarily due to higher litigation-related charges, costs related to the ZimVie spinoff and higher research and development (“R&D”) spending.  For the nine-month period ended September 30, 2021, we returned to profitability compared to the net loss in the same prior year period, primarily due to a reduction in operating expenses including goodwill and intangible asset impairment charges, certain fixed overhead and hourly production worker labor expenses, and litigation-related charges.  In the nine-month period ended September 30, 2020, we recognized $645.0 million of goodwill and intangible asset impairment charges primarily due to the forecasted impact of COVID-19 on our operating results.  In the second quarter of 2020, we also temporarily suspended or limited production at certain manufacturing facilities, resulting in additional expense recognized in cost of products sold that related to certain fixed overhead costs and hourly production worker labor expenses that are included in the cost of inventory when these facilities are operating at normal capacity.  Lastly, in the nine-month period ended September 30, 2021, we recognized net litigation-related charges of $53.3 million compared to $100.4 million in the same 2020 period.

2021 Outlook

In the fourth quarter of 2021, we expect deferrals of elective surgical procedures will continue due to the Delta variant and staffing shortages at hospitals.  Since the clinical need for many of our products does not go away, we believe some patients will return for these surgical procedures, but how quickly that occurs continues to be uncertain.  Additionally, we expect that China sales will be negatively impacted from a combination of variables related to the implementation of volume-based procurement (“VBP”) including potential distributor inventory reductions, ongoing pricing negotiations with distributor partners, revaluation of channel inventory and/ or volume reductions as patients may defer procedures until after VBP is effective. Although the government pricing levels have been finalized, the final impact of these variables may be materially different than what we have estimated. We also plan to continue our investments in key R&D and commercial initiatives as we prepare for the recovery of elective surgical procedures.

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

Net Sales by Geography

The following tables present our net sales by geography and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,			Volume /		Foreign
	2021	2020	% Inc / (Dec)	Mix	Price	Exchange
Americas	$1,180.5	$1,216.5	(3.0)%	(2.1)%	(1.1)%	0.2%
EMEA	393.1	366.2	7.4	6.1	(0.2)	1.5
Asia Pacific	350.4	346.6	1.1	5.2	(4.7)	0.6
Total	$1,924.0	$1,929.3	(0.3)	0.7	(1.5)	0.5

	Nine Months Ended
	September 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Americas	$3,535.1	$3,051.5	15.8%	17.2%	(1.7)%	0.3%
EMEA	1,207.1	983.0	22.8	16.2	(0.2)	6.8
Asia Pacific	1,056.1	904.7	16.7	15.1	(2.7)	4.3
Total	$5,798.3	$4,939.2	17.4	16.6	(1.6)	2.4

“Foreign Exchange,” as used in the tables in this report, represents the effect of changes in foreign currency exchange rates on sales.

Net Sales by Product Category

The following tables present our net sales by product category and the components of the percentage changes (dollars in millions):

	Three Months Ended
	September 30,			Volume /		Foreign
	2021	2020	% Inc / (Dec)	Mix	Price	Exchange
Knees	$647.9	$648.5	(0.1)%	1.4%	(2.1)%	0.6%
Hips	453.8	484.1	(6.3)	(2.8)	(3.8)	0.3
S.E.T.	437.6	417.1	4.9	3.5	0.7	0.7
Dental & Spine	238.6	253.4	(5.8)	(6.7)	0.6	0.3
Other	146.1	126.2	15.7	17.3	(1.9)	0.3
Total	$1,924.0	$1,929.3	(0.3)	0.7	(1.5)	0.5

	Nine Months Ended
	September 30,			Volume /		Foreign
	2021	2020	% Inc	Mix	Price	Exchange
Knees	$1,927.8	$1,652.2	16.7%	16.3%	(2.2)%	2.6%
Hips	1,375.4	1,246.4	10.3	11.2	(3.1)	2.2
S.E.T.	1,317.3	1,090.7	20.8	17.8	0.5	2.5
Dental & Spine	748.1	625.2	19.7	18.2	(0.4)	1.9
Other	429.7	324.7	32.3	31.8	(1.9)	2.4
Total	$5,798.3	$4,939.2	17.4	16.6	(1.6)	2.4

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Inc / (Dec)	2021	2020	% Inc
Knees
Americas	$386.3	$400.4	(3.5)%	$1,145.4	$999.2	14.6%
EMEA	135.2	126.2	7.1	415.1	344.3	20.6
Asia Pacific	126.4	121.9	3.8	367.3	308.7	19.0
Total	$647.9	$648.5	(0.1)	$1,927.8	$1,652.2	16.7
Hips
Americas	$244.2	$268.6	(9.1)%	$737.5	$671.8	9.8%
EMEA	119.0	109.7	8.6	349.2	291.9	19.7
Asia Pacific	90.6	105.8	(14.4)	288.7	282.7	2.1
Total	$453.8	$484.1	(6.3)	$1,375.4	$1,246.4	10.3

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 0.7 percent and 16.6 percent on year-over-year sales during the three and nine-month periods ended September 30, 2021.  We continued to see deferral of elective surgical procedures due to the Delta variant and nursing and staffing shortages at hospitals.

Based upon country dynamics, volume changes varied by region.  In the Americas, the U.S. was significantly affected by the Delta variant in the third quarter.  In EMEA, we saw mixed performance among the various countries.  Among our geographic regions, EMEA had the highest volume and mix growth in the third quarter of 2021 as their recovery of elective surgical procedures in that region in 2020 was slower than the other regions, and therefore EMEA’s comparable prior year net sales were more affected.  In

Asia Pacific, while net sales did increase it was at a slower rate than what we experienced in the first half of 2021 due to the China VBP, lockdowns in Tokyo due to the Olympics and some lingering capacity limitations in Australia, New Zealand and most of southeast Asia.  The China VBP is expected to take effect in early 2022, and therefore we expect a continued negative impact on Asia Pacific Knees and Hips sales in the remainder of 2021 continuing into 2022 due to inventory reductions by distributors and short-term deferral of procedures as patients may wait until after VBP pricing is effective.

Pricing Trends

Global selling prices had a negative effect of 1.5 percent and 1.6 percent on year-over-year sales during the three and nine-month periods ended September 30, 2021, respectively.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.  In the third quarter of 2021, Asia Pacific pricing was also negatively affected by the anticipated China VBP implementation, and we expect a continuing negative impact on selling prices in the remainder of 2021 and continuing into 2022.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2021, changes in foreign currency exchange rates had a positive effect of 0.5 percent and 2.4 percent on year-over-year sales, respectively.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a positive impact of approximately 1.4 percent on full-year 2021 sales.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2021	2020	(Dec)	2021	2020	(Dec)
Cost of products sold, excluding intangible asset amortization	30.2%	29.5%	0.7%	29.0%	30.0%	(1.0)%
Intangible asset amortization	8.0	7.8	0.2	8.0	9.0	(1.0)
Research and development	5.7	4.5	1.2	6.6	5.5	1.1
Selling, general and administrative	41.7	40.9	0.8	41.2	46.2	(5.0)
Goodwill and intangible asset impairment	-	-	-	0.3	13.1	(12.8)
Restructuring and other cost reduction initiatives	1.2	0.8	0.4	1.1	1.8	(0.7)
Quality remediation	0.6	0.5	0.1	0.6	0.7	(0.1)
Acquisition, integration, divestiture and related	1.4	0.5	0.9	1.1	0.3	0.8
Operating profit (loss)	11.2	15.5	(4.3)	12.1	(6.7)	18.8

The increase in cost of products sold as a percentage of net sales for the three-month period ended September 30, 2021 compared to the same prior year period was primarily due to hedge losses recognized in the current year period as part of our hedging program compared to hedge gains in the prior year period, and lower average selling prices.  These unfavorable items were partially offset by lower excess and obsolete charges in the 2021 period.

In the nine-month period ended September 30, 2021, our cost of products sold as a percentage of net sales declined due to lower excess and obsolete charges as well as the fact that the 2020 period had higher charges from certain fixed overhead costs and hourly production worker labor expenses when we temporarily suspended or limited production at certain manufacturing facilities.  These favorable items were partially offset by hedge losses recognized in the current year period as part of our hedging program compared to hedge gains in the prior year period, and lower average selling prices.

Intangible asset amortization expense increased in the three and nine-month periods ended September 30, 2021 compared to the same prior year periods due to additional amortization from acquisitions made in the fourth quarter of 2020.

R&D expenses increased in both amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2021 compared to the same prior year periods.  The increase in expenses in the three-month period ended September 30, 2021 was primarily due to reengaging in R&D projects in the current year period compared to 2020 when COVID-19 caused delays in project spending.  For the nine-month period ended September 30, 2021, in addition to reengaging in projects, we also entered into certain agreements to gain access to or acquire third-party in-process R&D projects that resulted in charges of $65.0 million.

Selling, general and administrative (“SG&A”) expenses increased in the three and nine-month periods ended September 30, 2021 when compared to the same prior year periods.  The increase in the three-month period ended September 30, 2021 was primarily due to higher litigation-related charges of $43.6 million in 2021 compared to $19.3 million in 2020, and increased travel and medical training and education costs in the 2021 period as we have partially resumed these activities.  These increased expenses were partially offset by lower variable selling and distribution costs in the Americas resulting from net sales declines in this region.  Due primarily to the increase in SG&A expenses, SG&A as a percentage of net sales increased as well in the three-month period ended September 30, 2021.

In the nine-month period ended September 30, 2021, SG&A expenses increased primarily due to higher variable selling and distribution costs from increased net sales, higher performance-based compensation in the current year period as similar costs were reduced in the prior year periods due to the effect COVID-19 had on our operating results, and increased travel and medical training and education costs as we have partially resumed these activities.  These increased costs were partially offset by lower litigation-related charges, as we recognized $53.3 million in the nine-month period ended September 30, 2021 compared to $100.4 million in the same 2020 period.  Despite the increase in SG&A expenses, SG&A as a percentage of net sales declined in the nine-month period ended September 30, 2021 when compared to the same prior year period as our SG&A expenses included many fixed costs that did not increase ratably with the significant increase in net sales in the 2021 period.

In the nine-month period ended September 30, 2021, we recognized an intangible asset impairment charge of $16.3 million.  In the nine-month period ended September 30, 2020, we recognized goodwill and intangible asset impairment charges of $645.0 million, including charges of $470.0 million and $142.0 million related to our EMEA and Dental reporting units, respectively, in the first quarter of 2020.  For more information regarding these charges, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an overall objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of $23.5 million and $64.9 million in the three and nine-month periods ended September 30, 2021, respectively, compared to $16.2 million and $89.2 million in the three and nine-month periods ended September 30, 2020, respectively, attributable to restructuring and other cost reduction initiatives, primarily related to employee termination benefits, distributor contract terminations, consulting and project management expenses associated with the 2019 Restructuring Plan.  For more information regarding these charges, see Note 4 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We continue to incur quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related expenses increased in the three and nine-month periods ended September 30, 2021 compared to the same prior year periods due to consulting and other professional service expenses related to the planned spin-off of our Spine and Dental businesses and integration expenses related to the acquisitions made in 2020.

Other Income, Net, Interest Expense, Net, and Income Taxes

In the three and nine-month periods ended September 30, 2021 our other income, net was lower than in the same prior year periods.  In the three-month period ended September 30, 2021, the lower other income, net was primarily due to losses recognized from changes to the fair value of our equity investments compared to gains recognized in the same prior year period. In the nine-month period ended September 30, 2021, other income, net was lower due to the net gains recognized from changes in the fair value of our equity investments being lower than those in the same prior year period, which were partially offset by lower foreign currency re-measurement losses when compared to the same prior year period.

Interest expense, net, decreased in the three-month period ended September 30, 2021 when compared to the same prior year period primarily due to the fixed-to-variable interest rate swaps we entered into in June 2021.  In the nine-month period ended September 30, 2021, interest expense, net, was slightly higher compared to the same prior year period primarily due to lower net interest income from receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps designated as net investment hedges that matured in 2021.

In the three and nine-month periods ended September 30, 2021, our effective tax rate (“ETR”) was 10.4 percent and 12.8 percent, respectively, compared to 3.8 percent and negative 0.3 percent in the three and nine-month periods ended September 30, 2020, respectively.  The 10.4 percent ETR in the three-month period ended September 30, 2021 was driven by the foreign rate differential as our foreign locations have lower tax rates, favorable return to provision changes in estimate offset by unfavorable tax rate changes.  The 12.8 percent ETR in the nine-month period ended September 30, 2021 was the result of the foreign rate differential, favorable return to provision changes in estimate, unfavorable tax rate changes, favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  The 3.8 percent ETR in the three-month period ended September 30, 2020, was the result of the mix of some of our jurisdictions recognizing earnings while others had losses.  The negative 0.3 percent ETR in the nine-month period ended September 30, 2020 was primarily due to the $612.0 million goodwill impairment charge, which resulted in a loss before taxes, but had no corresponding tax benefit, as well as the mix of earnings and losses among our jurisdictions.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020	2021	2020
Americas Orthopedics	$1,009.4	$1,033.2	$422.2	$452.1	41.8%	43.8%
EMEA	366.2	339.7	88.3	84.6	24.1	24.9
Asia Pacific	339.9	336.0	114.7	113.4	33.7	33.8
Americas Spine and Global Dental	208.5	220.4	27.8	39.3	13.3	17.8

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2021	2020	2021	2020	2021	2020
Americas Orthopedics	$3,013.9	$2,602.7	$1,254.7	$1,059.1	41.6%	40.7%
EMEA	1,108.2	915.1	269.8	213.5	24.3	23.3
Asia Pacific	1,022.5	876.4	346.4	284.4	33.9	32.5
Americas Spine and Global Dental	653.7	545.0	106.9	61.8	16.4	11.3

In the Americas Orthopedics and Americas Spine and Global Dental operating segments, operating profit as a percentage of net sales declined in the three-month period ended September 30, 2021, when compared to the same prior year period, due to fixed expenses not declining in proportion to lower net sales.  In our EMEA operating segment, operating profit as a percentage of net sales declined in the three-month period ended September 30, 2021, as net sales increases were partially offset by hedge losses.  In our Asia Pacific operating segment, changes in operating profit and operating profit as a percentage of net sales were minimal in the three-month period ended September 30, 2021, when compared to the same prior year period.

In the nine-month period September 30, 2021, each of our segments’ operating profit and operating profit as a percentage of net sales increased compared to the same prior year period due to the effect of fixed operating expenses that did not increase proportionally with higher net sales.

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

The following are reconciliations from our GAAP net earnings (loss) and diluted earnings (loss) per share to our non-GAAP adjusted net earnings and non-GAAP adjusted diluted earnings per share (in millions, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$145.6	$242.5	$485.6	$(472.6)
Inventory and manufacturing-related charges(1)	11.0	2.3	13.0	4.3
Intangible asset amortization(2)	153.7	149.7	463.8	445.0
Goodwill and intangible asset impairment(3)	-	-	16.3	645.0
Restructuring and other cost reduction initiatives(4)	23.3	16.2	64.9	89.2
Quality remediation(5)	11.8	10.0	33.0	35.8
Acquisition, integration, divestiture and related(6)	27.3	9.1	66.1	15.7
Litigation(7)	43.6	19.3	53.3	100.4
European Union Medical Device Regulation(8)	11.9	2.0	29.4	19.1
Certain R&D agreements(9)	-	-	65.0	-
Other charges(10)	7.9	(8.3)	(1.1)	5.6
Taxes on above items(11)	(50.5)	(58.4)	(163.1)	(152.1)
Swiss tax reform(12)	9.6	(4.6)	28.4	11.6
Other certain tax adjustments(13)	(14.0)	(3.0)	(13.8)	(6.1)
Adjusted Net Earnings	$381.2	$376.8	$1,140.8	$740.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Diluted Earnings (Loss) Per Share	$0.69	$1.16	$2.31	$(2.29)
Inventory and manufacturing-related charges(1)	0.05	0.01	0.06	0.02
Intangible asset amortization(2)	0.73	0.72	2.20	2.15
Goodwill and intangible asset impairment(3)	-	-	0.08	3.12
Restructuring and other cost reduction initiatives(4)	0.11	0.08	0.31	0.43
Quality remediation(5)	0.05	0.05	0.16	0.17
Acquisition, integration, divestiture and related(6)	0.13	0.04	0.31	0.08
Litigation(7)	0.21	0.09	0.25	0.49
European Union Medical Device Regulation(8)	0.06	0.01	0.14	0.09
Certain R&D agreements(9)	-	-	0.31	-
Other charges(10)	0.04	(0.04)	-	0.03
Taxes on above items(11)	(0.24)	(0.28)	(0.77)	(0.74)
Swiss tax reform(12)	0.05	(0.02)	0.13	0.06
Other certain tax adjustments(13)	(0.07)	(0.01)	(0.07)	(0.03)
Effect of dilutive shares assuming net earnings(14)	-	-	-	(0.02)
Adjusted Diluted Earnings Per Share	$1.81	$1.81	$5.42	$3.56

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

(4)

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program that includes a reorganization of key businesses and an overall effort to reduce costs in order to accelerate decision-making and focus the organization on priorities to drive growth.  Restructuring and other cost reduction initiatives also include other cost reduction initiatives that have the goal of reducing costs across the organization.  The costs include employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as retention period salaries and benefits and relocation costs.

(5)

We are addressing inspectional observations on Form 483 and a Warning Letter issued by the FDA following its previous inspections of our Warsaw North Campus facility, among other matters.  This quality remediation has required us to devote significant financial resources.  The majority of the expenses are related to consultants who are helping us to update previous documents and redesign certain processes.

(6)	The acquisition, integration, divestiture and related gains and expenses we have excluded from our non-GAAP financial measures resulted from the planned spinoff of ZimVie and various acquisitions.

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

(8)

The European Union Medical Device Regulation imposes significant additional premarket and postmarket requirements.  The new regulations provided a transition period until May 2021 for previously-approved medical devices to meet the additional requirements.  For certain devices, this transition period can be extended until May 2024.  We are excluding from our non-GAAP financial measures the incremental costs incurred to establish initial compliance with the regulations related to our previously-approved medical devices.  The incremental costs primarily include temporary personnel and third-party professionals necessary to supplement our internal resources.

(9)	During the three and nine-month periods ended September 30, 2021, we entered into certain agreements to gain access to or acquire third-party IPR&D projects.

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

(11)

Represents the tax effects on the previously specified items, including deferred tax rate changes on intangible assets.  The tax effect for the U.S. jurisdiction is calculated based on an effective rate considering federal and state taxes, as well as permanent items.  For jurisdictions outside the U.S., the tax effect is calculated based upon the statutory rates where the items were incurred.

(12)

We recognized a tax benefit related to TRAF in addition to an impact from certain restructuring transactions in Switzerland. Also included are tax adjustments relating to the ongoing impacts of tax only amortization resulting from TRAF as well as certain restructuring transactions in Switzerland.

(13)	Other certain tax adjustments relate to various discrete tax period adjustments as well as U.S. tax reform planning.

(14)	Diluted share count used in Adjusted Diluted EPS:

Nine Months Ended
September 30, 2020
Diluted shares	206.8
Dilutive shares assuming net earnings	1.4
Adjusted diluted shares	208.2

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

As of September 30, 2021, we had $919.6 million in cash and cash equivalents.  In addition, we had $1.0 billion available to borrow under our 2021 364-Day Credit Agreement that matures on August 19, 2022, and $1.5 billion available under our 2021 Five-Year Revolving Facility that matures on August 20, 2026.  The terms of the 2021 364-Day Credit Agreement and the 2021 Five-Year Revolving Facility are described further in Note 10 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities were $1,133.5 million in the nine-month period ended September 30, 2021, compared to $779.4 million in the same prior year period.  The increase in cash flows from operating activities was primarily the result of higher earnings in the 2021 period.  Additionally, in the nine-month period ended September 30, 2020, we sold fewer of our accounts receivables to a third party which we estimate negatively impacted operating cash flows by approximately $230 million.

Cash flows used in investing activities were $357.4 million in the nine-month period ended September 30, 2021, compared to $297.9 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics network.  Additionally, in the 2021 period we had portions of our cross-currency interest rate swaps designated as net investment hedges mature at a loss, which resulted in net investing outflows of $2.4 million compared to the same prior year period when we had cash inflows of $43.0 million, based upon the terms of our swaps.

Cash flows used in financing activities were $650.2 million in the nine-month period ended September 30, 2021, compared to $135.5 million in the same prior year period.  In the 2021 period, we paid the remaining $500.0 million on senior notes which matured in the period.  We also had a deferred business combination payment of $100.0 million that was paid in the 2021 period under the terms of the purchase agreement.  In the 2020 period, we issued senior notes and received $1,497.1 million in proceeds, which were used to pay our $1,500.0 million senior notes at maturity on April 1, 2020.

At September 30, 2021, we had outstanding debt of $7,503.8 million, of which $1,045.7 million was classified as current debt.  The current debt consists of $750.0 million senior notes due April 1, 2022 and two Japan term loans that mature on September 27, 2022.  For the debt that matures in 2022, we believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt, by entering into new term debt arrangements, and/or by borrowing on our revolving credit facilities.

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

As of September 30, 2021, $338.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $81.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate at least $5.5 billion of unremitted earnings in future years.

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

In February, May and August 2021, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  The previous program expired on February 29, 2016.  As of September 30, 2021, all $1.0 billion remained authorized.

As discussed in Note 4 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, in December 2019, our Board of Directors approved, and we initiated, the 2019 Restructuring Plan with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, with approximately $220 million of that total expected to be incurred by the end of 2021.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

As discussed in Note 7 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we completed the acquisitions of A&E Medical Corporation and Relign Corp. in 2020.  These acquisitions included guaranteed deferred payments including a remaining $45.0 million payment that we are obligated to make in the fourth quarter of 2021.

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

As discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters with respect to which we expect to continue paying settlements over the next few years.  Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $370 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

Our financial results are affected by the selection and application of accounting policies and methods.  There were no changes in the three or nine-month periods ended September 30, 2021 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
•

reductions in reimbursement levels by third-party payors and cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, including the volume-based procurement in China;

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

Our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended September 30, 2021, we transitioned certain functions into our new Global Business Services (“GBS”) organization. This is part of a multiyear plan to support our growth while simplifying and centralizing key global processes to harmonize and gain efficiencies in our processes and internal controls.  Although the underlying internal controls did not significantly change with this move, the responsibility to perform these internal controls has transferred to the new GBS centers as well as certain outsourced providers.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) and the factors discussed below, which could materially affect our business, financial condition and results of operations.  Except as set forth below, there have been no material changes in those risk factors.  The risks described in our 2020 Form 10-K and below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2020 Form 10-K and below, any of which could materially affect our business, financial condition and results of operations.

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

During the three-month period ended September 30, 2021, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective May 17, 2021 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.1

Five-Year Revolving Credit Agreement, dated as of August 20, 2021, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 26, 2021)

10.2

364-Day Revolving Credit Agreement, dated as of August 20, 2021, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 26, 2021)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 4, 2021	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 4, 2021	By:	/s/ Carrie Nichol
Carrie Nichol
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)