Form 10-Q
period 2022-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2022-05-05
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

As of April 22, 2022, 209,577,347 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2022

Part I – Financial Information

Item 1.  Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net Sales	$1,663.2	$1,601.4
Cost of products sold, excluding intangible asset amortization	500.0	436.3
Intangible asset amortization	130.8	133.6
Research and development	96.9	81.0
Selling, general and administrative	684.5	657.0
Restructuring and other cost reduction initiatives	43.9	21.3
Quality remediation	6.5	10.1
Acquisition, integration, divestiture and related	2.2	3.4
Operating expenses, net	1,464.8	1,342.7
Operating Profit	198.4	258.7
Other (expense) income, net	(56.1)	7.7
Interest expense, net	(41.1)	(52.3)
Earnings from continuing operations before income taxes	101.2	214.1
Provision for income taxes from continuing operations	28.0	21.1
Net Earnings from continuing operations	73.2	193.0
Less: Net earnings (loss) attributable to noncontrolling interest	0.2	(0.4)
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	73.0	193.4
(Loss) earnings from discontinued operations, net of taxes	(58.8)	4.7
Net Earnings of Zimmer Biomet Holdings, Inc.	$14.2	$198.1

Earnings Per Common Share - Basic
Earnings from continuing operations	$0.35	$0.93
(Loss) earnings from discontinued operations	(0.28)	0.02
Net Earnings Per Common Share - Basic	$0.07	$0.95
Earnings Per Common Share - Diluted
Earnings from continuing operations	$0.35	$0.92
(Loss) earnings from discontinued operations	(0.28)	0.02
Net Earnings Per Common Share - Diluted	$0.07	$0.94
Weighted Average Common Shares Outstanding
Basic	209.2	208.0
Diluted	210.1	210.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net Earnings from continuing operations	$73.2	$193.0
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	1.3	(19.1)
Unrealized cash flow hedge gains, net of tax	13.7	39.9
Reclassification adjustments on hedges, net of tax	(4.3)	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	0.9	0.8
Total Other Comprehensive Income	11.6	21.1
Comprehensive Income	84.8	214.1
Comprehensive income (loss) attributable to the noncontrolling interest	0.2	(0.4)
Comprehensive (loss) income attributable to discontinued operations	(58.8)	4.7
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$25.8	$219.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$435.8	$378.1
Accounts receivable, less allowance for credit losses	1,254.2	1,259.6
Inventories	2,132.1	2,148.0
Prepaid expenses and other current assets	694.7	597.7
Current assets of discontinued operations	-	501.6
Total Current Assets	4,516.8	4,885.0
Property, plant and equipment, net	1,825.9	1,836.6
Goodwill	8,895.9	8,919.4
Intangible assets, net	5,391.5	5,533.6
Other assets	987.4	1,005.0
Noncurrent assets of discontinued operations	-	1,276.8
Total Assets	$21,617.5	$23,456.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$322.0	$306.5
Income taxes payable	34.5	62.0
Salaries, wages and benefits	184.5	317.6
Other current liabilities	1,118.6	999.5
Current portion of long-term debt	1,014.5	1,605.1
Current liabilities of discontinued operations	-	177.2
Total Current Liabilities	2,674.1	3,467.9
Deferred income taxes, net	490.1	558.5
Long-term income tax payable	593.1	583.0
Other long-term liabilities	552.5	548.5
Long-term debt	5,286.3	5,463.7
Noncurrent liabilities of discontinued operations	-	168.4
Total Liabilities	9,596.1	10,790.0
Commitments and Contingencies (Note 15)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 313.4 million shares in 2022 (312.8 million in 2021) issued	3.1	3.1
Paid-in capital	9,385.7	9,314.8
Retained earnings	9,503.1	10,292.2
Accumulated other comprehensive loss	(158.9)	(231.6)
Treasury stock, 103.8 million shares in 2022 (103.8 million shares in 2021)	(6,717.5)	(6,717.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,015.5	12,660.7
Noncontrolling interest	5.9	5.7
Total Stockholders' Equity	12,021.4	12,666.4
Total Liabilities and Stockholders' Equity	$21,617.5	$23,456.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4

Net earnings	-	-	-	14.2	-	-	-	0.2	14.4
Other comprehensive income	-	-	-	-	11.6	-	-	-	11.6
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(753.1)	35.2	-	-	-	(717.9)
Stock compensation plans	0.6	-	70.9	0.1	-	-	0.3	-	71.3
Balance March 31, 2022	313.4	$3.1	$9,385.7	$9,503.1	$(158.9)	(103.8)	$(6,717.5)	$5.9	$12,021.4

Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4

Net earnings	-	-	-	198.1	-	-	-	(0.4)	197.7
Other comprehensive income	-	-	-	-	21.1	-	-	-	21.1
Cash dividends declared ($0.24 per share)	-	-	-	(50.0)	-	-	-	-	(50.0)
Stock compensation plans	0.8	-	77.6	2.7	-	-	1.3	-	81.6
Balance March 31, 2021	312.2	$3.1	$9,199.2	$10,237.7	$(276.7)	(103.8)	$(6,718.3)	$4.8	$12,449.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$73.2	$193.0
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities:
Depreciation and amortization	233.8	235.7
Share-based compensation	23.2	20.1
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(2.5)	(4.9)
Receivables	(14.2)	34.8
Inventories	(0.6)	(85.2)
Accounts payable and accrued liabilities	(15.9)	(138.3)
Other assets and liabilities	18.7	(31.7)
Net cash provided by operating activities from continuing operations	315.7	223.5
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(56.4)	(72.2)
Additions to other property, plant and equipment	(36.4)	(25.8)
Net investment hedge settlements	12.7	3.1
Other investing activities	(1.0)	(13.2)
Net cash used in investing activities from continuing operations	(81.1)	(108.1)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from revolving facility	100.0	-
Redemption of senior notes	(750.0)	(200.0)
Dividends paid to stockholders	(50.2)	(49.8)
Proceeds from employee stock compensation plans	40.5	65.3
Distribution from ZimVie, Inc.	540.6	-
Business combination contingent consideration payments	-	(5.8)
Other financing activities	(3.3)	(5.5)
Net cash used in financing activities from continuing operations	(122.4)	(195.8)
Cash flows provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	(78.5)	23.0
Net cash used in investing activities	(7.2)	(14.2)
Net cash used in financing activities	(68.1)	-
Net cash (used in) provided by discontinued operations	(153.8)	8.8
Effect of exchange rates on cash and cash equivalents	(1.1)	(6.2)
Decrease in cash and cash equivalents	(42.7)	(77.8)
Cash and cash equivalents, beginning of year (includes $100.4 and $27.4 at January 1, 2022 and 2021, respectively, of discontinued operations cash)	478.5	802.1
Cash and cash equivalents, end of period (includes $24.9 at March 31, 2021 of discontinued operations cash)	$435.8	$724.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented.  The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).  The December 31, 2021 recasted financial information for discontinued operations reporting, as further discussed in Note 2, has not been audited.  Results for interim periods should not be considered indicative of results for the full year.

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

Spinoff - On March 1, 2022, we completed the previously announced separation of our spine and dental businesses into a new public company through the distribution by Zimmer Biomet of 80.3% of the outstanding shares of common stock of ZimVie Inc. (“ZimVie”) to Zimmer Biomet’s stockholders. The historical results of our spine and dental businesses that were contributed to ZimVie in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of December 31, 2021, the assets and liabilities associated with these businesses are classified as assets and liabilities of discontinued operations in the condensed consolidated balance sheet.  The disclosures presented in our notes to the interim condensed consolidated financial statements are presented on a continuing operations basis.

The words “we,” “us,” “our” and similar words, “Zimmer Biomet” and “the Company” refer to Zimmer Biomet Holdings, Inc. and its subsidiaries.  “Zimmer Biomet Holdings” refers to the parent company only.

2. Discontinued Operations

On March 1, 2022, we completed the previously announced separation of our spine and dental businesses through the distribution of 80.3% of the outstanding shares of common stock of ZimVie to our stockholders at the close of business on February 15, 2022 (the “Record Date”). The distribution was made in the amount of one share of ZimVie common stock for every ten shares of our common stock owned by our stockholders at the close of business on the Record Date. Fractional shares of ZimVie common stock were not issued but instead were aggregated and sold in the open market with the proceeds being distributed pro rata in lieu of such fractional shares.

In the fourth quarter of 2021, ZimVie entered into a credit agreement with a financial institution providing for revolving loans of up to $175.0 million and term loan borrowings of up to $595.0 million. On February 28, 2022, prior to separation, ZimVie borrowed the entire $595.0 million available under the term loan. Approximately $540.6 million of this amount was paid by ZimVie to Zimmer Biomet in the form of a dividend at separation which is included in our cash flows from financing activities in the condensed consolidated statements of cash flows. We used proceeds from the dividend, along with cash on hand and proceeds from a draw on our revolving credit facility, to repay our 3.150% Senior Notes due 2022 which had an outstanding principal balance of $750.0 million.

Also, in connection with the spinoff, we entered into definitive agreements with ZimVie that, among other things, set forth the terms and conditions of the separation and distribution. The agreements set forth the principles and actions taken or to be taken in connection with the separation and the distribution and provide a framework for our relationship with ZimVie from and after the separation and the distribution.  The agreements include a Separation and Distribution Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Transition Services Agreement (the “TSA”), an Intellectual Property Matters Agreement, a Stockholder and Registration Rights Agreement, a Transition Manufacturing and Supply Agreement (the “TMA”), a Reverse Transition Manufacturing and Supply Agreement (the “Reverse TMA”) and a Transitional Trademark License Agreement, each dated as of March 1, 2022.

Pursuant to the TSA, both we and ZimVie agree to provide certain services to each other, on an interim, transitional basis from and after the separation and the distribution. The services include certain regulatory services, commercial services, operational services, tax services, clinical affairs services, information technology services, finance and accounting services and human resource and employee benefits services. The remuneration to be paid for such services is generally intended to allow the company providing the services to recover all of its costs and expenses of providing such services. The TSA will terminate on the expiration of the term of the last service provided thereunder, which will generally be no later than March 31, 2025.  However, we expect most TSA services will be completed by the end of 2023.

Pursuant to the TMA and the Reverse TMA, Zimmer Biomet or ZimVie, as the case may be, will manufacture or cause to be manufactured certain products for the other party, on an interim, transitional basis. Pursuant to such agreements, Zimmer Biomet or ZimVie, as the case may be, will be required to purchase certain minimum amounts of products from the other party. Each of the TMA and the Reverse TMA has a two-year term, with a one-year extension possible upon mutual agreement of the parties.

We recognize any gains or losses from the TSA and TMA agreements in Acquisition, integration, divestiture and related expense in our condensed consolidated statements of earnings.  Amounts included in the condensed consolidated statements of earnings related to these agreements for the three-month periods ended March 31, 2022 and 2021 were immaterial. Amounts due to and due from ZimVie were also immaterial as of March 31, 2022.

We retained 19.7 percent of the outstanding common shares of ZimVie.  Given our inability to exert significant influence over ZimVie, we recognize this investment at fair value in prepaid expenses and other current assets on our condensed consolidated balance sheet.  Changes to the fair value of the investment is recognized in non-operating other (expense) income, net.

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations in the current year period through the date of the spinoff and in the prior year period.  Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Net Sales	$147.8	$245.9
Cost of products sold, excluding intangible asset amortization	53.5	80.1
Intangible asset amortization	14.0	21.9
Research and development	10.5	13.4
Selling, general and administrative	89.4	113.1
Restructuring and other cost reduction initiatives	0.4	0.5
Acquisition, integration, divestiture and related	40.9	7.8
Other expense, net	0.3	2.5
(Loss) Earnings from discontinued operations before income taxes	(61.2)	6.6
(Benefit) Provision for income taxes from discontinued operations	(2.4)	1.9
(Loss) Earnings from discontinued operations, net of tax	$(58.8)	$4.7

Details of assets and liabilities of discontinued operations are as follows (in millions):

December 31,
2021
Cash and cash equivalents	$100.4
Accounts receivable, less allowance for credit losses	145.3
Inventories	246.5
Prepaid expenses and other current assets	9.4
Total Current Assets of Discontinued Operations	$501.6
Property, plant and equipment, net	$179.9
Goodwill	272.8
Intangible assets, net	766.2
Other assets	57.9
Total Noncurrent Assets of Discontinued Operations	$1,276.8
Accounts payable	$44.7
Income taxes payable	3.1
Other current liabilities	129.4
Total Current Liabilities of Discontinued Operations	$177.2
Deferred income taxes, net	$107.1
Other long-term liabilities	61.3
Total Noncurrent Liabilities of Discontinued Operations	$168.4

In a pro rata spinoff of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity instead of net earnings.  Accordingly, we have recognized the distribution of net assets to ZimVie in retained earnings.  Additionally, the dividend we received from ZimVie at the separation was also recognized in retained earnings.

3.  Significant Accounting Policies

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

Other Expense (Income), Net - Other expense (income), net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses).  In the three-month period ended March 31, 2022, we recognized a loss of $51.0 million related to our investment in ZimVie.  The initial value of our investment was based upon our 19.7 percent share of the carrying value of net assets transferred to ZimVie on the separation date.  At March 31, 2022 we valued our investment at fair value based upon ZimVie’s share price on that date, less a discount to sell unregistered shares.  In future reporting periods, we will continue to recognize our investment in ZimVie at fair value with any gains/losses recognized in other expense (income), net.

Accounting Pronouncements Recently Adopted

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05 Lessors – Certain Leases with Variable Lease Payments which is an amendment to Accounting Standards Codification Topic 842 – Leases (“ASC 842”).  Under the prior ASC 842 guidance, variable payments were excluded from the measurement of the initial net investment in the lease if the payments do not depend on an index or a rate.  For sales-type or direct financing leases, this could result in the recognition of a day-one loss for leases with entire or partial variable payments.  ASU 2021-05 requires lessors to classify leases with entire or partial variable payments as operating leases if otherwise a day-one loss would be recognized.  The ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those years.  Early adoption of this ASU is permitted.  The ASU can either be applied retrospectively to leases that were commenced or modified on or after the adoption of ASC 842 or applied prospectively to leases that commence or are modified after the adoption of ASU 2021-05.  We adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

4.  Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
United States	$941.2	$889.2
International	722.0	712.2
Total	$1,663.2	$1,601.4

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2022	2021
Knees	$662.8	$614.3
Hips	451.0	447.0
S.E.T.	416.8	417.6
Other	132.6	122.5
Total	$1,663.2	$1,601.4

S.E.T. includes sales from our Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic product categories.  Other includes sales from our Technology, Surgical and Bone Cement product categories.

This net sales presentation differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals.  Each of our reportable operating segments sells all the product categories noted above.  Accordingly, the only difference from the presentation above and our reportable operating segments are the geographic groupings.

5.  Restructuring

In December 2021, we initiated a new global restructuring program (the “2021 Restructuring Plan”) to reorganize our operations in preparation for the planned spinoff of ZimVie with an objective of reducing costs.  The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $240 million and reduce gross annual pre-tax operating expenses by approximately $210 million by the end of 2024 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses.  The restructuring charges incurred in the three-month period ended March 31, 2022 primarily related to employee termination benefits, sales agent contract terminations, consulting fees and project management expenses.  The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2021	$19.5	$2.3	$10.3	$32.1
Expenses incurred in the three months ended March 31, 2022	21.3	3.4	5.2	29.9
Cash payments	(28.4)	(3.0)	(15.0)	(46.4)
Foreign currency exchange rate changes	0.2	-	-	0.2
Balance, March 31, 2022	$12.6	$2.7	$0.5	$15.8

Expense incurred since the start of the 2021 Restructuring Plan	$40.8	$5.7	$15.5	$62.0

Expense estimated to be recognized for the 2021 Restructuring Plan	$50.0	$165.0	$25.0	$240.0

In December 2019, we initiated a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million by the end of 2023 as program benefits are realized.  The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs.  The restructuring charges incurred in the three-month period ended March 31, 2022 primarily related to distributor contract terminations, consulting and project management.  The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2021	$14.8	$16.5	$-	$31.3
Expenses incurred in the three months ended March 31, 2022	(0.5)	1.1	9.4	10.0
Cash payments	(3.0)	(2.5)	(5.1)	(10.6)
Foreign currency exchange rate changes	(0.5)	(0.7)	(0.2)	(1.4)
Balance, March 31, 2022	$10.8	$14.4	$4.1	$29.3

Expense incurred since the start of the 2019 Restructuring Plan	$85.4	$35.4	$112.1	$232.9

Expense estimated to be recognized for the 2019 Restructuring Plan	$180.0	$40.0	$155.0	$375.0

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

6.  Inventories

	March 31,	December 31,
	2022	2021
	(in millions)
Finished goods	$1,704.5	$1,729.2
Work in progress	200.9	175.5
Raw materials	226.7	243.3
Inventories	$2,132.1	$2,148.0

7.  Property, Plant and Equipment

	March 31,	December 31,
	2022	2021
	(in millions)
Land	$20.0	$20.1
Buildings and equipment	2,107.7	2,086.0
Capitalized software costs	471.5	454.9
Instruments	3,548.7	3,460.4
Construction in progress	119.7	116.3
	6,267.6	6,137.7
Accumulated depreciation	(4,441.7)	(4,301.1)
Property, plant and equipment, net	$1,825.9	$1,836.6

We had $12.9 million and $10.3 million of property, plant and equipment included in accounts payable as of March 31, 2022 and December 31, 2021, respectively.

8.  Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2022	2021
Current portion of long-term debt
3.150% Senior Notes due 2022	$-	$750.0
2021 Five-Year Credit Agreement	100.0	-
1.414% Euro Notes due 2022	556.3	568.6
Japan Term Loan A	96.4	101.6
Japan Term Loan B	175.5	184.9
3.700% Senior Notes due 2023	86.3	-
Total current portion of long-term debt	$1,014.5	$1,605.1
Long-term debt
3.700% Senior Notes due 2023	-	86.3
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	556.3	568.6
1.164% Euro Notes due 2027	556.3	568.6
Debt discount and issuance costs	(34.5)	(36.4)
Adjustment related to interest rate swaps	(78.9)	(10.5)
Total long-term debt	$5,286.3	$5,463.7

At March 31, 2022, our total current and non-current debt of $6.3 billion consisted of $6.0 billion aggregate principal amount of our senior notes, which included €1.5 billion Euro-denominated senior notes (“Euro Notes”), an ¥11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a ¥21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”) that will each mature on September 27, 2022, and $100.0 million of outstanding borrowings under the 2021 Five-Year Revolving Facility (defined below), partially offset by debt discount and issuance costs of $34.5 million and fair value adjustments totaling $78.9 million.

On March 18, 2022, we redeemed the full $750.0 million outstanding principal amount of our 3.150% Senior Notes due 2022.  A $100.0 million draw under the 2021 Five-Year Revolving Facility, together with cash on hand, were used to redeem these notes.  $540.6 million of this cash on hand came from the dividend paid by ZimVie to Zimmer Biomet at separation.

In the three-month period ended March 31, 2021, we redeemed the $200.0 million outstanding principal amount of our floating rate notes due 2021.

On August 20, 2021, we entered into a new five-year revolving credit agreement (the “2021 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2021 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

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

The 2021 Five-Year Credit Agreement will mature on August 20, 2026, with two one-year extensions exercisable at our discretion and subject to required lender consent.  The 2021 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.  As of March 31, 2022, there was $100.0 million of outstanding borrowings under the 2021 Five-Year Revolving Facility.

Borrowings under the 2021 Five-Year Credit Agreement bear interest at floating rates, based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating.  We pay a facility fee on the aggregate amount of the 2021 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.  The 2021 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets.  The Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions).  We were in compliance with all covenants under the 2021 Five-Year Credit Agreement as of March 31, 2022.

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

The 2021 364-Day Revolving Facility will mature on August 19, 2022.  Borrowings under the 2021 364-Day Revolving Credit Agreement bear interest at floating rates based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2021 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating.  The 2021 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets.  The 2021 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions).  We were in compliance with all covenants under the 2021 364-Day Revolving Credit Agreement, as of March 31, 2022.  As of March 31, 2022, there were no outstanding borrowings under the 2021 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of March 31, 2022, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,995.2 million.  The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of March 31, 2022, based upon publicly available market yield curves and the terms of the debt (Level 2), was $271.7 million.  The $100.0 million carrying value of the outstanding principal balance of the 2021 Five-Year Revolving Facility approximates its fair value as it bears interest at short-term market rates.

9.  Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity.  Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and unrecognized prior service costs and gains and losses in actuarial assumptions related to our defined benefit plans.  Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity.  In the three-month period ended March 31, 2022, due to the spinoff of ZimVie, certain foreign entities were completely liquidated.  In a pro rata spinoff of consolidated subsidiaries’ assets and liabilities, the distribution of these net assets is recognized through equity instead of net earnings.  Therefore, the foreign currency translation adjustments of those entities that were completely liquidated were reclassified to retained earnings.  Similarly, we had entered into instruments designated as net investment hedges against certain of these same foreign entities.  We reclassified the portion of the net investment hedge gains (losses) deferred in foreign currency translation adjustments related to those entities to retained earnings.  Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings.  Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2021	$(107.1)	$32.1	$(156.6)	$(231.6)
AOCI before reclassifications	1.3	13.7	-	15.0
Reclassifications to statements of earnings	-	(4.3)	0.9	(3.4)
Spinoff of ZimVie Inc.	35.2	-	-	35.2
Reclassifications of net investment hedges to retained earnings	25.9	-	-	25.9
Balance at March 31, 2022	$(44.7)	$41.5	$(155.7)	$(158.9)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2022	2021	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$5.2	$1.1	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	5.0	0.9	Total before tax
	0.7	0.4	Provision (benefit) for income taxes
	$4.3	$0.5	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(1.3)	$(1.5)	Other income, net
	(0.4)	(0.7)	Provision (benefit) for income taxes
	$(0.9)	$(0.8)	Net of tax
Total reclassifications	$3.4	$(0.3)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2022
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(1.1)	$(2.4)	$1.3
Unrealized cash flow hedge gains	21.0	7.3	13.7
Reclassification adjustments on cash flow hedges	(5.0)	(0.7)	(4.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.3	0.4	0.9
Total Other Comprehensive Income	$16.2	$4.6	$11.6

	Three Months Ended March 31, 2021
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$0.6	$19.7	$(19.1)
Unrealized cash flow hedge gains	47.5	7.6	39.9
Reclassification adjustments on cash flow hedges	(0.9)	(0.4)	(0.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.5	0.7	0.8
Total Other Comprehensive Income	$48.7	$27.6	$21.1

10.  Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities related to continuing operations are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$64.2	$-	$64.2	$-
Cross-currency interest rate swaps	31.2	-	31.2	-
Investment in ZimVie	111.4	111.4	-	-
Total Assets	$206.8	$111.4	$95.4	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.6	$-	$0.6	$-
Cross-currency interest rate swaps	3.4	-	3.4	-
Interest rate swaps	78.9	-	78.9	-
Contingent payments related to acquisitions	32.2	-	-	32.2
Total Liabilities	$115.1	$-	$82.9	$32.2

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$52.4	$-	$52.4	$-
Cross-currency interest rate swaps	$23.0		$23.0
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.1	-	1.1	-
Total Assets	$76.5	$-	$76.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Cross-currency interest rate swaps	3.4	-	3.4	-
Interest rate swaps	10.5		10.5
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.5	-	1.5	-
Contingent payments related to acquisitions	35.6	-	-	35.6
Total Liabilities	$51.3	$-	$15.7	$35.6

We value our foreign currency forward contracts using a market approach based on foreign currency exchange rates obtained from active markets, and we perform ongoing assessments of counterparty credit risk.

We value our interest rate swaps using a market approach based on publicly available market yield curves and the terms of our swaps, and we perform ongoing assessments of counterparty credit risk. The valuation of our cross-currency interest rate swaps also includes consideration of foreign currency exchange rates.

In connection with the spinoff, we retained a 19.7 percent ownership of ZimVie through unregistered shares of common stock. At each reporting date, we value these shares based upon the market share price of ZimVie less a discount to reflect that the shares are not registered.

Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques.  The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase.

The following table provides a reconciliation of the beginning and ending balances of items related to continuing operations measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2021	$35.6
Change in estimates	0.2
Settlements	(3.5)
Foreign currency impact	(0.1)
Ending balance March 31, 2022	$32.2

Changes in estimates for contingent payments related to acquisitions included in continuing operations are recognized in Acquisition, integration, divestiture and related expenses on our condensed consolidated statements of earnings. There were no changes in estimates related to the contingent payment liabilities included in discontinued operations for the three months ended March 31, 2022 or 2021.

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

As of March 31, 2022 and December 31, 2021, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Long-term debt	$916.8	$985.2	$(78.9)	$(10.5)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering.  The interest rate swaps were settled, and the remaining loss to be recognized at March 31, 2022 was $25.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At March 31, 2022, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 550 million, Japanese Yen 7 billion and Swiss Franc 50 million.  These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc.  All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets.  The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated.  We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings.  The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows.  In the three-month period ended March 31, 2022, €125 million of these cross-currency interest rate swaps matured at a gain of $4.1 million.  The settlement of this gain with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2022, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2022 through August 2024. As of March 31, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,243.3 million. As of March 31, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $351.2 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2022	2021	Statements of Earnings	2022	2021
Foreign exchange forward contracts	$21.0	$47.5	Cost of products sold	$5.2	$1.1
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$21.0	$47.5		$5.0	$0.9

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2022, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $49.8 million, or $41.5 million after taxes, which is deferred in AOCI.  A gain of $35.9 million, or $30.6 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$500.0	$(41.1)	$436.3	$(52.3)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	-	-	0.9
Interest rate swaps	-	2.9	-	-
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	5.2	-	1.1	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	6.5	-	13.3

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2022	2021
Foreign exchange forward contracts	Other (expense) income, net	$(8.5)	$(6.2)

These losses do not reflect offsetting gains of $7.7 million and $3.4 million in the three-month periods ended March 31, 2022 and 2021, respectively, recognized in other (expense) income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2022 and December 31, 2021, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets.  On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty.  Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately.  We have master netting agreements with all of our counterparties.  The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2022		As of December 31, 2021
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$57.2	Other current assets	$42.3
Cross-currency interest rate swaps	Other current assets	25.4	Other current assets	16.3
Foreign exchange forward contracts	Other assets	20.4	Other assets	20.9
Cross-currency interest rate swaps	Other assets	5.8	Other assets	6.7
Total asset derivatives		$108.8		$86.2

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.4

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$10.5	Other current liabilities	$9.6
Cross-currency interest rate swaps	Other current liabilities	3.4	Other current liabilities	0.1
Foreign exchange forward contracts	Other long-term liabilities	3.5	Other long-term liabilities	1.5
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	3.3
Interest rate swaps	Other long-term liabilities	78.9	Other long-term liabilities	10.5
Total liability derivatives		$96.3		$25.0

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$1.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2022			As of December 31, 2021
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$57.2	$10.2	$47.0	$42.3	$9.5	$32.8
Cash flow hedges	Other assets	20.4	3.2	17.2	20.9	1.3	19.6
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.4	0.3	1.1

Liability Derivatives
Cash flow hedges	Other current liabilities	10.5	10.2	0.3	9.6	9.5	0.1
Cash flow hedges	Other long-term liabilities	3.5	3.2	0.3	1.5	1.3	0.2
Derivatives Not Designated as Hedges	Other current liabilities	-		-	1.8	0.3	1.5

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2022	2021
Euro Notes	$36.9	$72.3
Cross-currency interest rate swaps	12.3	65.6
	$49.2	$137.9

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

In the three-month period ended March 31, 2022, our effective tax rate (“ETR”) was 27.8 percent compared to 9.8 percent in the three-month period ended March 31, 2021. The 27.8 percent ETR in the three-month period ended March 31, 2022 was driven by the loss on our investment in ZimVie which is not deductible for tax purposes. The 9.8 percent ETR in the three-month period ended March 31, 2021 was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.   Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

13.  Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2022	2021
Weighted average shares outstanding for basic net earnings per share	209.2	208.0
Effect of dilutive stock options and other equity awards	0.9	2.2
Weighted average shares outstanding for diluted net earnings per share	210.1	210.2

During the three-month periods ended March 31, 2022 and 2021, an average of 2.9 million options and 0.4 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

14.  Segment Information

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; craniomaxillofacial and thoracic products (“CMFT”); and related surgical products.  Our chief operating decision maker (“CODM”) allocates resources to achieve our operating profit goals through three operating segments.  These operating segments, which also constitute our reportable segments, are Americas; EMEA; and Asia Pacific.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses pertaining to intangible asset amortization, certain inventory and manufacturing-related charges, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, certain R&D agreements, other charges and corporate functions (collectively referred to as “Corporate items”).  Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as certain operations, distribution, quality assurance and regulatory assurance expenses.  Intercompany transactions have been eliminated from segment operating profit.

Our Americas operating segment is comprised principally of the U.S. and includes other North, Central and South American markets.  This segment also includes research, development engineering, medical education, and brand management for our product category headquarter locations.  Our EMEA operating segment is comprised principally of Europe and includes the Middle East and African markets.  Our Asia Pacific operating segment is comprised principally of Japan, China and Australia and includes other Asian and Pacific markets.  The EMEA and Asia Pacific operating segments include the commercial operations as well as regional headquarter expenses to operate in those markets.  Since the Americas segment includes additional costs related to centralized product category headquarter expenses, profitability metrics in this operating segment are not comparable to the EMEA and Asia Pacific operating segments.

Our CODM does not review asset information by operating segment.  Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2022	2021	2022	2021
Americas	$1,004.3	$946.1	$389.1	$379.7
EMEA	379.9	334.4	78.3	75.3
Asia Pacific	279.0	320.9	82.9	114.6
Total	$1,663.2	$1,601.4
Corporate items			(221.1)	(177.3)
Intangible asset amortization			(130.8)	(133.6)
Operating profit			$198.4	$258.7

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

When determining the estimated loss or range of loss, significant judgment is required.  Estimates of probable losses resulting from litigation and other contingences are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, and/or potentially involve penalties, fines or punitive damages. We recognize litigation-related charges and gains in Selling, general and administrative expense on our consolidated statement of earnings.  During the three months ended March 31, 2022 and 2021, we recognized $33.2 million and $10.7 million, respectively, of net litigation-related charges.  At March 31, 2022 and December 31, 2021, accrued litigation liabilities were $423.0 million and $409.3 million, respectively.  These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.  The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

We rely on significant estimates in determining the provisions for Durom Cup-related claims, including our estimate of the number of claims that we will receive and the average amount we will pay per claim.  The actual number of claims and the actual amount we pay per claim may differ from our estimates.  For various reasons, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.  We accrued a litigation-related charge in this matter based on an estimate of the possible loss, as discussed above.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation).  Other related cases are pending in various state and federal courts.  Additional lawsuits are likely to be filed.  The parties attended a mediation in February 2022, at which a settlement in principle was reached that would resolve substantially all MDL cases and certain state court cases.  Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain.  We accrued a litigation-related charge in this matter based on an estimate of the possible loss, as discussed above.

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

Heraeus trade secret misappropriation lawsuits:  As previously disclosed, in December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV (now Zimmer Biomet Nederland BV), certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements.  Heraeus and Zimmer Biomet subsequently filed additional trade secret misappropriation and related actions against one another variously in the United States and numerous European countries.

Based on various developments in these lawsuits in both the United States and Europe in the fourth quarter of 2021, the parties’ interests in exploring a negotiated resolution, and to avoid the continuing risks associated with potential negative outcomes, the projected legal spend and management distraction associated with continuing litigation, we determined that it was in the best interest of our company and our stockholders to settle all litigation with Heraeus globally.  On March 3, 2022, Zimmer Biomet and Heraeus entered into a confidential settlement agreement to fully resolve all global disputes between and among them relating to both Heraeus’ alleged technical trade secrets misappropriation relating to bone cement and Zimmer Biomet’s alleged business trade secrets misappropriation relating to bone cement.  Among other terms and conditions, the confidential settlement agreement includes the dismissal of all lawsuits by both parties, mutual general releases benefitting both parties, and mutual covenants not to sue, as well as no admission of wrongdoing by either party and no admission concerning the validity or existence of either parties’ alleged trade secrets.  The release and covenant-not-to-sue terms extend to certain of our former and current suppliers who are third-party beneficiaries to the settlement agreement.  Our accrued litigation expense was adjusted in the fourth quarter of 2021 to reflect the portion of the settlement in excess of existing accruals, and our settlement payment to Heraeus will be made in agreed installments over an approximately three-year period, which began upon the execution of the settlement agreement.

Shareholder Derivative Actions:  On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware.  On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware.  The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”).  The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants based on allegations that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016.  On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged materially false statements.  On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions.  Oral argument occurred on June 15, 2021.  On August 15,

2021, the Chancery Court granted the defendants’ motion to dismiss and dismissed the Chancery Court actions with prejudice.  On September 22, 2021, the plaintiffs in the Chancery Court actions filed a Notice of Appeal to the Delaware Supreme Court; briefing concluded in January 2022 and oral argument is scheduled for May 25, 2022.  On September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations.  On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the Chancery Court actions.  The plaintiffs in the Chancery Court and the U.S. District Court actions do not seek damages from us, but instead request damages on our behalf from the defendants of an unspecified amount, as well as attorneys’ fees, costs and other relief.  We have not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable, and we are unable to reasonably estimate the range of loss, if any, that may result from these matters.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter:  In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”).  We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw.  As of March 31, 2022, the Warsaw warning letter remained pending.  Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below.  Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected.  In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”).  The ultimate outcome of these matters is presently uncertain.  Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us.  The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us.  The FDA may also recommend prosecution by the U.S. Department of Justice.  Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Other Contingencies

Indemnifications: As part of the ZimVie spinoff, we agreed to indemnify ZimVie for certain legal and tax matters.  Our responsibilities for legal indemnification are for specifically identified matters and are subject to a maximum amount, which is not significant for us.  We have made an accrual based on an estimate of the possible loss for any legal indemnification.  For tax matters, our indemnification is related to tax periods prior to the spinoff and any tax liabilities that may be incurred as part of the spinoff.  We have maintained accruals based upon an estimate of any possible tax indemnifications.

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $360 million.

16. Subsequent Events

In April 2022, we acquired another company for approximately $100 million.  In order to fund the acquisition, we borrowed an additional $100.0 million tranche under our 2021 Five-Year Revolving Facility.  This acquisition is not expected to have a significant effect on our results of operations or financial position and therefore no further information has been provided.

In April 2022, we repaid the $100.0 million tranche under our 2021 Five-Year Revolving Facility that we previously borrowed, using cash on hand, leaving $100.0 million outstanding.

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

On March 1, 2022, we completed the spinoff of our spine and dental businesses into ZimVie.  The historical results of our spine and dental businesses have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year period.  In addition, as of December 31, 2021, the assets and liabilities associated with these businesses are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheet.  See Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional information.  The discussions in the following discussion and analysis are presented on a continuing operations basis.

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results continue to be impacted by the COVID-19 global pandemic.  The vast majority of our net sales are derived from products used in elective surgical procedures that have typically declined during surges of the virus as governments and healthcare systems take actions in an effort to prevent the spread and provide sufficient hospital beds and other resources for COVID-19 patients.  Additionally, we believe that staffing shortages at hospitals have contributed, and continue to contribute, to the deferral of elective surgical procedures.  In the three-month period ended March 31, 2022, the Omicron variant resulted in fewer elective surgical procedures earlier in the quarter, but then procedures approached pre-pandemic levels as the surge began to subside later in the quarter.

Results for the Three-Month Period ended March 31, 2022

Our net sales increased by 3.9 percent in the three-month period ended March 31, 2022 when compared to the same prior year period.  We saw the return of elective surgical procedures across most markets when compared to the prior year period being negatively affected by a surge of the COVID-19 virus in early 2021 and before vaccines were widely available.  Our net sales growth was tempered by a negative 2.9 percent effect from changes in foreign currency exchange rates on year-over-year sales.  Our net earnings were $14.2 million in the three-month period ended March 31, 2022, compared to $198.1 million in the same prior year period.  The decline in net earnings in the three-month period ended March 31, 2022 was primarily due to losses from discontinued operations from costs related to the ZimVie spinoff, an unrealized investment loss due to a decline in the value of our investment in ZimVie, higher litigation-related charges, higher restructuring charges, and higher spending in research and development (“R&D”), travel, medical training and education and other areas as certain activities started to return to pre-pandemic levels.

2022 Outlook

We believe that COVID-19 and staffing shortages will continue to negatively affect net sales, but to a lesser degree than what we experienced in 2021.  However, if foreign currency exchange rates stay at recent levels, we estimate net sales will be negatively affected by approximately 3.5%.  For expenses, we expect that supply chain and inflation pressures will result in higher expenses.  However, we anticipate these higher expenses will be partially offset by savings from our restructuring programs.

Results of Operations

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic); and Other.  This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals.  We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and many of our competitors publicly report in this manner.  Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans.  This seasonal pattern was disrupted in 2020 and 2021 due to COVID-19 as our net sales were influenced by the infection levels and precautions taken to prevent the spread in a particular location.  It is uncertain if this seasonal pattern will return in 2022.

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021	% Inc
United States	$941.2	$889.2	5.8%
International	722.0	712.2	1.4
Total	$1,663.2	$1,601.4	3.9

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2022	2021	% Inc / (Dec)
Knees	$662.8	$614.3	7.9%
Hips	451.0	447.0	0.9
S.E.T.	416.8	417.6	(0.2)
Other	132.6	122.5	8.2
Total	$1,663.2	$1,601.4	3.9

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2022	2021	% Inc / (Dec)
Knees
United States	$379.5	$339.6	11.7%
International	283.3	274.7	3.1
Total	$662.8	$614.3	7.9
Hips
United States	$224.6	$217.4	3.3%
International	226.4	229.6	(1.4)
Total	$451.0	$447.0	0.9

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 8.4 percent on year-over-year sales during the three-month period ended March 31, 2022.  We saw recovery of elective surgical procedures, most notably in the U.S. and Europe, driving volume growth.  Asia Pacific net sales volumes were negatively affected by preventative measures taken in China to prevent the spread of COVID-19.

Pricing Trends

Global selling prices had a negative effect of 1.6 percent on year-over-year sales during the three-month period ended March 31, 2022.  The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems.  Additionally, pricing was negatively affected in China by a nationwide volume-based procurement (“VBP”) process being implemented.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2022, changes in foreign currency exchange rates had a negative effect of 2.9 percent on year-over-year sales.  If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 3.5 percent on full-year 2022 sales.

Geography

The 5.8 percent net sales growth in the U.S. was driven by recovery in surgical procedures as COVID-19 cases subsided, especially in knees.  Internationally, net sales grew by 1.4 percent, despite a negative impact of 6.7 percent due to changes in foreign currency exchange rates.  We experienced net sales growth in EMEA of 13.6 percent in the quarter due to our most significant markets in that region recovering from COVID-19 surges, but this was offset by a decline of 13.1 percent in Asia Pacific.  The decline in Asia Pacific net sales was primarily due to China experiencing lockdowns in the 2022 period due to COVID-19 as well as the negative effects of the VBP implementation.

Product Categories

Knees and Hips net sales grew 7.9 percent and 0.9 percent, respectively, when compared to the same prior year period due to the recovery in elective surgical procedures and new product introductions.  Knees and Hips net sales were negatively affected 3.1 percent and 3.6 percent, respectively, by changes in foreign currency exchange rates. S.E.T. net sales declines were due to the negative effects of changes in foreign currency exchange rates and some declines in certain product subcategories.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2022	2021	(Dec)
Cost of products sold, excluding intangible asset amortization	30.1%	27.2%	2.9%
Intangible asset amortization	7.9	8.3	(0.4)
Research and development	5.8	5.1	0.7
Selling, general and administrative	41.2	41.0	0.2
Restructuring and other cost reduction initiatives	2.6	1.3	1.3
Quality remediation	0.4	0.6	(0.2)
Acquisition, integration, divestiture and related	0.1	0.2	(0.1)
Operating profit	11.9	16.2	(4.3)

The increase in cost of products sold as a percentage of net sales for the three-month period ended March 31, 2022 compared to the same prior year period was primarily due to higher excess and obsolete inventory charges, inflationary cost pressures and lower average selling prices.

Intangible asset amortization expense was similar in both amount and as a percentage of net sales in the three-month period ended March 31, 2022 when compared to the same prior year period.

R&D expenses increased in both amount and as a percentage of net sales in the three-month period ended March 31, 2022 compared to the same prior year period.  The increases in the three-month period ended March 31, 2022 were primarily due to reengaging in R&D projects in the current year period compared to early 2021 when COVID-19 caused delays in project spending.

Selling, general and administrative (“SG&A”) expenses increased in both amount and as a percentage of sales in the three-month period ended March 31, 2022 when compared to the same prior year period.  The increase in the three-month period ended March 31, 2022 was primarily due to higher litigation-related charges of $33.2 million in the 2022 period compared to $10.7 million in the 2021 period, increased bad debt charges caused by the Russia/Ukraine conflict, and higher travel and medical training and education costs in the 2022 period as certain activities have resumed.

As a result of the invasion of Ukraine by Russia, economic sanctions and export controls were imposed by much of the world on Russian financial institutions and businesses.  Our operations in Russia consist primarily of local commercial activities, including sales and customer support.  We do not have direct operations in Ukraine.  Our net sales in Russia and Ukraine for the year ended December 31, 2021 and three-month period ended March 31, 2022 were less than 1 percent of our consolidated net sales.  Therefore, the ongoing conflict and economic sanctions are not expected to have a significant effect on our results of operations or financial position.  The bad debt charges for expected credit losses in Russia and Ukraine resulted in a significant portion of our accounts receivable from customers in these countries being impaired.  In addition to accounts receivable, we also have inventory and instruments that could require impairment if our business in Russia deteriorates more than our current expectations; however, any such amounts are not expected to be material.  See Part II, Item 1A “Risk Factors” for additional risks related to this conflict.

In December of 2021 and 2019, we initiated restructuring programs.  The December 2021 restructuring program is intended to reorganize our operations due to the spinoff of ZimVie with an objective of reducing costs.  The December 2019 restructuring program has an objective of reducing costs to allow us to invest in higher priority growth opportunities.  We recognized expenses of

$43.9 million and $21.3 million in the three-month periods ended March 31, 2022 and 2021, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs.  The expenses were higher in the 2022 period due to additional expenses from the December 2021 restructuring program that had just been initiated.  For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We continue to incur quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related expenses declined slightly in the three-month period ended March 31, 2022 when compared to the same prior year period.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended March 31, 2022 we incurred a loss of $56.1 million in our other (expense) income, net financial statement line item compared to a gain of $7.7 million in the same prior year period.  The loss was primarily due to a $51.0 million loss on our investment in ZimVie.

Interest expense, net, decreased in the three-month period ended March 31, 2022 when compared to the same prior year period.  The decline was primarily from using debt that we issued in the fourth quarter of 2021, along with cash on hand, to repurchase portions of outstanding notes with higher interest rates.  Additionally, interest expense, net was lower due to additional debt paydown.

In the three-month period ended March 31, 2022, our effective tax rate (“ETR”) was 27.8 percent compared to 9.8 percent in the three-month period ended March 31, 2021. The 27.8 percent ETR in the three-month period ended March 31, 2022 was driven by the loss on our investment in ZimVie which is not deductible for tax purposes. The 9.8 percent ETR in the three-month period ended March 31, 2021 was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation.  Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates.  Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations.  Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2022	2021	2022	2021	2022	2021
Americas	$1,004.3	$946.1	$389.1	$379.7	38.7%	40.1%
EMEA	379.9	334.4	78.3	75.3	20.6	22.5
Asia Pacific	279.0	320.9	82.9	114.6	29.7	35.7

All of our operating segments’ operating profit as a percentage of net sales declined in the three-month period ended March 31, 2022, when compared to the same prior year period.  In the Americas, the decline was driven by higher excess and obsolete inventory charges, investments in R&D and the resumption of various activities.  In our EMEA operating segment, the decline was primarily due to bad debt expense as a result of the Russia/Ukraine conflict.  In our Asia Pacific operating segment, the decline was driven by lower net sales coupled with fixed costs that do not decrease in proportion to net sales.

Liquidity and Capital Resources

As of March 31, 2022, we had $435.8 million in cash and cash equivalents.  In addition, we had $1.0 billion available to borrow under our 2021 364-Day Credit Agreement that matures on August 19, 2022, and $1.4 billion available under our 2021 Five-Year Revolving Facility that matures on August 20, 2026.  The terms of the 2021 364-Day Credit Agreement and the 2021 Five-Year Revolving Facility are described further in Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months.  At this time, we do not anticipate needing to borrow further against our revolving credit facilities to fund our operations.  However, due to the continued uncertainties related to the COVID-19 pandemic, it is possible our needs may change.  Further, there can be no assurance that, if needed, we will be able to secure additional financing on terms favorable to us, if at all.

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $315.7 million in the three-month period ended March 31, 2022, compared to $223.5 million in the same prior year period.  The increase in cash flows provided by operating activities from continuing operations was primarily from terminating our accounts receivable purchase programs in the U.S. and Japan in the fourth quarter of 2020, which resulted in lower collections in the 2021 period cash flows.  Additionally, investments in inventory were less in the 2022 period than in the 2021 period.

Cash flows used in investing activities from continuing operations were $81.1 million in the three-month period ended March 31, 2022, compared to $108.1 million in the same prior year period.  Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio and optimization of our manufacturing and logistics networks.

Cash flows used in financing activities from continuing operations were $122.4 million in the three-month period ended March 31, 2022, compared to $195.8 million in the same prior year period.  At the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation.  We used these proceeds, together with $100.0 million of borrowings on our 2021 Five-Year Revolving Facility and cash on hand to redeem the full $750.0 million on senior notes that were due April 1, 2022.  In the 2021 period, we paid the remaining $200.0 million on our floating rate notes due 2021 which matured in the period.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity.  We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2022, $319.5 million of our cash and cash equivalents were held in jurisdictions outside of the U.S.  Of this amount, $46.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk.  The balance of these assets is denominated in currencies of the various countries where we operate.  We intend to repatriate $5.0 to $6.0 billion of unremitted earnings in future years.

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

Material Cash Requirements from Known Contractual and Other Obligations

At March 31, 2022, we had outstanding debt of $6,300.8 million, of which $1,014.5 million was classified as current debt.  Of our current debt, $271.9 million of Japanese Yen denominated term loans mature on September 27, 2022, $556.3 million of Euro denominated senior notes mature on December 13, 2022, $86.3 million of senior notes mature on March 19, 2023 and $100.0 million was outstanding on our 2021 Five-Year Revolving Facility that was borrowed on a short-term basis.  We believe we can satisfy these debt obligations with cash generated from our operations, with cash received from selling a portion or all of our shares of ZimVie common stock, by issuing new debt, and/or by borrowing on our revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 8 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share.  We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.  As of March 31, 2022, all $1.0 billion remained authorized.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan.  The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $240 million, of which approximately $60 million was incurred through March 31, 2022.  We expect to reduce gross annual pre-tax operating expenses by approximately $210 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized.  The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, of which approximately $235 million was incurred through March 31, 2022.  We expect to reduce gross annual pre-tax operating expenses by approximately $200 million to $300 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

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

As discussed in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters.  We estimate the total liabilities for all litigation matters was $423.0 million as of March 31, 2022.  We expect to pay these liabilities over the next few years.  Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product.  Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets.  These estimated payments could range from $0 to approximately $360 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations.  There were no changes in the three-month period ended March 31, 2022 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements.  Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements.  These risks, uncertainties and changes in circumstances include, but are not limited to:

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
•

the risks and uncertainties associated with the spinoff of ZimVie Inc., including, without limitation, the tax-free nature of the transaction, the tax-efficient nature of any subsequent disposal of any ZimVie Inc. common stock we retain, possible disruptions in our relationships with customers, suppliers and other business partners, and the possibility that the anticipated benefits and synergies of the transaction, strategic and competitive advantages, and future growth and other opportunities will not be realized within the expected time periods or at all;
•	the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all;
•	the ability to retain the employees, independent agents and distributors who market our products;
•	dependence on a limited number of suppliers for key raw materials and outsourced activities;
•	the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods;
•	the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies;
•	the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions;
•	the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally;
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

•	dependence on new product development, technological advances and innovation;
•	shifts in the product category or regional sales mix of our products and services;
•	supply and prices of raw materials and products;
•	control of costs and expenses;
•	the ability to obtain and maintain adequate intellectual property protection;
•	breaches or failures of our information technology systems or products, including by cyber-attack, unauthorized access or theft;
•	the ability to form and implement alliances;
•	changes in tax obligations arising from tax reform measures, including European Union rules on state aid, or examinations by tax authorities;
•	product liability, intellectual property and commercial litigation losses;
•	changes in general industry and market conditions, including domestic and international growth rates;
•	changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations;
•	the domestic and international business impact of political, social and economic instability, tariffs, trade embargoes, sanctions, wars, disputes and other conflicts;
•	the effects of inflation, including the effects of different rates of inflation in different countries, on our costs, especially of titanium used in our products, and the costs of our products;
•	the effects of supply chain continuity disruptions;
•

and the impact of the ongoing financial and political uncertainty on countries in EMEA relating to the Russian-Ukrainian crisis and otherwise, on the ability to collect accounts receivable in affected countries.

Our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements.  Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

Information pertaining to legal proceedings can be found in Note 15 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A.	Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) and the factors discussed below, which could materially affect our business, financial condition and results of operations.  Except as set forth below, there have been no material changes in those risk factors.  The risks described in our 2021 Form 10-K and below are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.  In addition, the COVID-19 pandemic could exacerbate or trigger other risks discussed in our 2021 Form 10-K and below, any of which could materially affect our business, financial condition and results of operations.

The risk factor in our 2021 Form 10-K entitled “We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs” is replaced in its entirety by the following:

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

We sell our products in more than 100 countries and derived approximately 40 percent of our net sales in 2021 from outside the U.S.  We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations.  Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•	changes in foreign medical reimbursement policies and programs;
•	changes in foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
•	differing local product preferences and product requirements;
•	fluctuations in foreign currency exchange rates;
•	the effects of inflation, including the effects of different rates of inflation in different countries, on our costs and the costs of our products;
•	diminished protection of intellectual property in some countries outside of the U.S.;
•

trade protection measures, import or export requirements, new or increased tariffs, trade embargoes and sanctions and other trade barriers, which may prevent us from shipping products to a particular market, restrict our access to certain sources of raw materials, increase our operating costs and disrupt our ability to collect payment for our products and services in particular markets;

•	foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.;
•	complex data privacy and cybersecurity requirements and labor relations laws;
•	extraterritorial effects of U.S. laws such as the FCPA;
•	effects of foreign anti-corruption laws, such as the UK Bribery Act;
•	difficulty in staffing and managing foreign operations;
•	labor force instability;
•	potentially negative consequences from changes in tax laws; and
•	political, social and economic instability and uncertainty, including wars, other conflict and sovereign debt issues.

Violations of foreign laws or regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation.

Wars and other conflicts may increase certain of these risks and may adversely affect our business and financial performance.  For example, the U.S. and other countries have imposed sanctions on Russia, certain of its businesses and certain individuals due to the invasion of Ukraine, and additional sanctions may continue to be imposed.  Sanctions, and other related civil, political and economic effects of the Russia-Ukraine crisis, may have adverse impacts globally, including supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs, especially titanium used in our products; manufacturing or shipping delays; increased shipping costs; and increased disruptions and delays on our ability to collect payment for our products and services in particular markets.  While Russia and Ukraine do not constitute material portions of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could adversely affect our result of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

During the three-month period ended March 31, 2022, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services.  This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6.	Exhibits

The following exhibits are filed or furnished as part of this report:

2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

3.2	Restated By-Laws of Zimmer Biomet Holdings, Inc., effective May 17, 2021 (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.1	Amendment, effective as of January 1, 2022, to the Zimmer Biomet Holdings, Inc. Executive Severance Plan

10.2	Amended and Restated Zimmer Biomet Deferred Compensation Plan, effective as of January 1, 2022

10.3

Third Amendment and Limited Waiver, dated as of January 19, 2022, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation, to the JP¥21,300,000,000 Term Loan Agreement dated as of September 22, 2017, as amended by the First Amendment and Limited Waiver dated as of February 25, 2020 and the Second Amendment dated as of April 28, 2020

10.4

Fourth Amendment and Limited Waiver, dated as of January 19, 2022, between Zimmer Biomet G.K. and Sumitomo Mitsui Banking Corporation, to the JP¥11,700,000,000 Amended and Restated Term Loan Agreement dated as of September 22, 2017, as amended by the First Amendment dated as of January 10, 2018, the Second Amendment and Limited Waiver dated as of February 25, 2020 and the Third Amendment dated as of April 28, 2020

10.5

Form of Nonqualified Stock Option Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.6

Form of Performance-Based Restricted Stock Unit Award Agreement (2022) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.7

Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.8

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.9

Employee Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.10

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.11

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.12

Stockholder and Registration Rights Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.13

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.14

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.15

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.16

Waiver, dated as of February 25, 2022, by and between Zimmer Biomet Holdings, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.17

Waiver, dated as of February 25, 2022, by and between Zimmer Biomet Holdings, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 5, 2022	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 5, 2022	By:	/s/ Derek Davis
Derek Davis
Interim Controller and Chief Accounting Officer
(Principal Accounting Officer)