Form 10-Q
period 2022-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2022-08-02
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

As of July 27, 2022, 209,819,548 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2022

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Sales	$1,781.8	$1,763.3	$3,445.0	$3,364.7
Cost of products sold, excluding intangible asset amortization	511.0	496.2	1,011.0	932.5
Intangible asset amortization	133.0	132.9	263.8	266.5
Research and development	99.4	165.0	196.3	246.0
Selling, general and administrative	695.2	696.8	1,379.7	1,353.8
Intangible asset impairment	3.0	16.3	3.0	16.3
Restructuring and other cost reduction initiatives	57.0	18.8	100.9	40.1
Quality remediation	7.8	11.0	14.3	21.1
Acquisition, integration, divestiture and related	(5.5)	1.5	(3.3)	4.9
Operating expenses, net	1,500.9	1,538.5	2,965.7	2,881.2
Operating Profit	280.9	224.8	479.3	483.5
Other (expense) income, net	(42.6)	8.0	(98.7)	15.7
Interest expense, net	(38.8)	(54.7)	(79.9)	(107.0)
Earnings from continuing operations before income taxes	199.5	178.1	300.7	392.2
Provision for income taxes from continuing operations	45.5	33.3	73.5	54.4
Net Earnings from continuing operations	154.0	144.8	227.2	337.8
Less: Net earnings attributable to noncontrolling interest	0.3	0.6	0.5	0.2
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	153.7	144.2	226.7	337.6
(Loss) earnings from discontinued operations, net of taxes	-	(2.3)	(58.8)	2.4
Net Earnings of Zimmer Biomet Holdings, Inc.	$153.7	$141.9	$167.9	$340.0

Earnings Per Common Share - Basic
Earnings from continuing operations	$0.73	$0.69	$1.08	$1.62
(Loss) earnings from discontinued operations	-	(0.01)	(0.28)	0.01
Net Earnings Per Common Share - Basic	$0.73	$0.68	$0.80	$1.63
Earnings Per Common Share - Diluted
Earnings from continuing operations	$0.73	$0.68	$1.08	$1.61
(Loss) earnings from discontinued operations	-	(0.01)	(0.28)	0.01
Net Earnings Per Common Share - Diluted	$0.73	$0.67	$0.80	$1.62
Weighted Average Common Shares Outstanding
Basic	209.6	208.6	209.4	208.3
Diluted	210.3	210.7	210.2	210.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Earnings of Zimmer Biomet Holdings, Inc.	$153.7	$141.9	$167.9	$340.0
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(92.1)	(13.6)	(90.8)	(32.7)
Unrealized cash flow hedge gains, net of tax	65.6	2.2	79.3	42.1
Reclassification adjustments on hedges, net of tax	(9.7)	2.3	(14.0)	1.8
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	2.6	(1.2)	3.5	(0.4)
Total Other Comprehensive (Loss) Income	(33.6)	(10.3)	(22.0)	10.8
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$120.1	$131.6	$145.9	$350.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$386.4	$378.1
Accounts receivable, less allowance for credit losses	1,282.1	1,259.6
Inventories	2,122.7	2,148.0
Prepaid expenses and other current assets	671.7	597.7
Current assets of discontinued operations	-	501.6
Total Current Assets	4,462.9	4,885.0
Property, plant and equipment, net	1,796.6	1,836.6
Goodwill	8,868.9	8,919.4
Intangible assets, net	5,304.4	5,533.6
Other assets	1,019.9	1,005.0
Noncurrent assets of discontinued operations	-	1,276.8
Total Assets	$21,452.7	$23,456.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$307.1	$306.5
Income taxes payable	37.5	62.0
Salaries, wages and benefits	233.2	317.6
Other current liabilities	1,033.9	999.5
Current portion of long-term debt	851.9	1,605.1
Current liabilities of discontinued operations	-	177.2
Total Current Liabilities	2,463.6	3,467.9
Deferred income taxes, net	526.2	558.5
Long-term income tax payable	591.0	583.0
Other long-term liabilities	575.3	548.5
Long-term debt	5,172.0	5,463.7
Noncurrent liabilities of discontinued operations	-	168.4
Total Liabilities	9,328.1	10,790.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 313.4 million shares in 2022 (312.8 million in 2021) issued	3.1	3.1
Paid-in capital	9,418.8	9,314.8
Retained earnings	9,606.5	10,292.2
Accumulated other comprehensive loss	(192.5)	(231.6)
Treasury stock, 103.8 million shares in 2022 (103.8 million shares in 2021)	(6,717.5)	(6,717.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,118.4	12,660.7
Noncontrolling interest	6.2	5.7
Total Stockholders' Equity	12,124.6	12,666.4
Total Liabilities and Stockholders' Equity	$21,452.7	$23,456.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance April 1, 2022	313.4	$3.1	$9,385.7	$9,503.1	$(158.9)	(103.8)	$(6,717.5)	$5.9	$12,021.4
Net earnings	-	-	-	153.7	-	-	-	0.3	154.0
Other comprehensive loss	-	-	-	-	(33.6)	-	-	-	(33.6)
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Stock compensation plans	-	-	33.1	-	-	-	-	-	33.1
Balance June 30, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6

Balance April 1, 2021	312.2	$3.1	$9,199.2	$10,237.7	$(276.7)	(103.8)	$(6,718.3)	$4.8	$12,449.8
Net earnings	-	-	-	141.9	-	-	-	0.6	142.5
Other comprehensive loss	-	-	-	-	(10.3)	-	-	-	(10.3)
Cash dividends declared ($0.24 per share)	-	-	-	(50.0)	-	-	-	-	(50.0)
Stock compensation plans	0.3	-	49.4	1.4	-	-	0.5	-	51.3
Balance June 30, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3

Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	167.9	-	-	-	0.5	168.4
Other comprehensive loss	-	-	-	-	(22.0)	-	-	-	(22.0)
Cash dividends declared ($0.48 per share)	-	-	-	(100.6)	-	-	-	-	(100.6)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(753.1)	35.2	-	-	-	(717.9)
Stock compensation plans	0.6	-	104.0	0.1	-	-	0.3	-	104.4
Balance June 30, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6

Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	340.0	-	-	-	0.2	340.2
Other comprehensive income	-	-	-	-	10.8	-	-	-	10.8
Cash dividends declared ($0.48 per share)	-	-	-	(100.0)	-	-	-	-	(100.0)
Stock compensation plans	1.1	-	127.0	4.1	-	-	1.8	-	132.9
Balance June 30, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$227.2	$337.8
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	466.5	471.5
Share-based compensation	50.8	42.4
Intangible asset impairment	3.0	16.3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	13.0	(28.1)
Receivables	(81.8)	0.6
Inventories	(26.4)	(88.9)
Accounts payable and accrued liabilities	(49.9)	(48.5)
Other assets and liabilities	58.8	(60.6)
Net cash provided by operating activities from continuing operations	661.2	642.5
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(120.6)	(133.3)
Additions to other property, plant and equipment	(77.3)	(50.4)
Net investment hedge settlements	33.9	(9.6)
Business combination investments, net of acquired cash	(99.8)	-
Other investing activities	(60.5)	(13.7)
Net cash used in investing activities from continuing operations	(324.3)	(207.0)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from revolving facility	220.0	-
Payments on revolving facility	(220.0)	-
Redemption of senior notes	(750.0)	(200.0)
Dividends paid to stockholders	(100.5)	(99.8)
Proceeds from employee stock compensation plans	45.0	91.5
Distribution from ZimVie, Inc.	540.6	-
Business combination contingent consideration payments	-	(6.5)
Other financing activities	(3.5)	(9.3)
Net cash used in financing activities from continuing operations	(268.4)	(224.1)
Cash flows provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	(71.5)	57.9
Net cash used in investing activities	(7.2)	(25.2)
Net cash used in financing activities	(68.1)	-
Net cash (used in) provided by discontinued operations	(146.8)	32.7
Effect of exchange rates on cash and cash equivalents	(13.8)	(3.8)
(Decrease) increase in cash and cash equivalents	(92.1)	240.3
Cash and cash equivalents, beginning of year (includes $100.4 and $27.4 at January 1, 2022 and 2021, respectively, of discontinued operations cash)	478.5	802.1
Cash and cash equivalents, end of period (includes $24.9 at June 30, 2021 of discontinued operations cash)	$386.4	$1,042.4

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

We recognize any gains or losses from the TSA and TMA agreements in the Acquisition, integration, divestiture and related line item in our condensed consolidated statements of earnings. Amounts included in the condensed consolidated statements of earnings related to these agreements for the three and six-month periods ended June 30, 2022 and 2021 were immaterial. Amounts due to and due from ZimVie were also immaterial as of June 30, 2022.

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

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations in the current year period through the date of the spinoff and in the prior year period. Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2022	2021
Net Sales	$263.7	$147.8	$509.6
Cost of products sold, excluding intangible asset amortization	85.4	53.5	165.5
Intangible asset amortization	21.6	14.0	43.5
Research and development	15.5	10.5	28.9
Selling, general and administrative	120.5	89.4	233.6
Restructuring and other cost reduction initiatives	0.9	0.4	1.4
Acquisition, integration, divestiture and related	26.2	40.9	34.0
Other (income) expense, net	(2.2)	0.3	0.3
(Loss) Earnings from discontinued operations before income taxes	(4.2)	(61.2)	2.4
Benefit for income taxes from discontinued operations	(1.9)	(2.4)	-
(Loss) Earnings from discontinued operations, net of tax	$(2.3)	$(58.8)	$2.4

Details of assets and liabilities of discontinued operations are as follows (in millions):

December 31,
2021
Cash and cash equivalents	$100.4
Accounts receivable, less allowance for credit losses	145.3
Inventories	246.5
Prepaid expenses and other current assets	9.4
Total Current Assets of Discontinued Operations	$501.6
Property, plant and equipment, net	$179.9
Goodwill	272.8
Intangible assets, net	766.2
Other assets	57.9
Total Noncurrent Assets of Discontinued Operations	$1,276.8
Accounts payable	$44.7
Income taxes payable	3.1
Other current liabilities	129.4
Total Current Liabilities of Discontinued Operations	$177.2
Deferred income taxes, net	$107.1
Other long-term liabilities	61.3
Total Noncurrent Liabilities of Discontinued Operations	$168.4

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

Other Expense (Income), Net - Other expense (income), net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the three and six-month periods ended June 30, 2022, we recognized losses of $33.3 million and $84.3 million, respectively, related to our investment in ZimVie. The initial value of our investment was based upon our 19.7 percent share of the carrying value of net assets transferred to ZimVie on the separation date. At June 30, 2022 we valued our investment at fair value based upon ZimVie’s share price on that date, less a discount to sell unregistered shares. In future reporting periods, we will continue to recognize our investment in ZimVie at fair value with any gains/losses recognized in other expense (income), net.

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

4. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
United States	$1,017.6	$1,004.1	$1,958.8	$1,893.3
International	764.2	759.2	1,486.2	1,471.4
Total	$1,781.8	$1,763.3	$3,445.0	$3,364.7

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Knees	$704.9	$665.6	$1,367.7	$1,279.9
Hips	487.2	474.5	938.2	921.5
S.E.T.	446.4	462.1	863.2	879.7
Other	143.3	161.1	275.9	283.6
Total	$1,781.8	$1,763.3	$3,445.0	$3,364.7

S.E.T. includes sales from our Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic ("CMFT") product categories. Other includes sales from our Technology, Surgical and Bone Cement product categories.

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

5. Restructuring

In December 2021, we initiated a new global restructuring program (the “2021 Restructuring Plan”) to reorganize our operations in preparation for the planned spinoff of ZimVie with an objective of reducing costs. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $230 million and reduce gross annual pre-tax operating expenses by approximately $210 million by the end of 2024 as program benefits are realized. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The restructuring charges incurred in the three and six-month periods ended June 30, 2022 primarily related to employee termination benefits, sales agent contract terminations, consulting fees and project management expenses. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2022	$9.3	$25.1	$6.0	$40.4

Balance, December 31, 2021	$19.5	$2.3	$10.3	$32.1
Expenses incurred in the six months ended June 30, 2022	30.6	28.5	11.2	70.3
Cash payments	(47.7)	(17.7)	(19.4)	(84.8)
Foreign currency exchange rate changes	(0.2)	(0.3)	-	(0.5)
Balance, June 30, 2022	$2.2	$12.8	$2.1	$17.1

Expense incurred since the start of the 2021 Restructuring Plan	$50.1	$30.8	$21.5	$102.4

Expense estimated to be recognized for the 2021 Restructuring Plan	$65.0	$140.0	$25.0	$230.0

In December 2019, we initiated a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $335 million to $385 million and reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million by the end of 2023 as program benefits are realized. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs. The restructuring charges incurred in the three and six-month periods ended June 30, 2022 primarily related to distributor contract terminations, consulting and project management. The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2022	$0.2	$0.1	$10.2	$10.5

Balance, December 31, 2021	$14.8	$16.5	$-	$31.3
Expenses incurred in the six months ended June 30, 2022	(0.3)	1.2	19.6	20.5
Cash payments	(1.2)	(5.4)	(10.0)	(16.6)
Foreign currency exchange rate changes	(0.4)	(0.1)	(0.2)	(0.7)
Balance, June 30, 2022	$12.9	$12.2	$9.4	$34.5

Expense incurred since the start of the 2019 Restructuring Plan	$78.9	$35.5	$114.1	$228.5

Expense estimated to be recognized for the 2019 Restructuring Plan	$175.0	$40.0	$145.0	$360.0

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

6. Inventories

	June 30,	December 31,
	2022	2021
	(in millions)
Finished goods	$1,693.8	$1,729.2
Work in progress	205.5	175.5
Raw materials	223.4	243.3
Inventories	$2,122.7	$2,148.0

7. Property, Plant and Equipment

	June 30,	December 31,
	2022	2021
	(in millions)
Land	$19.5	$20.1
Buildings and equipment	2,083.4	2,086.0
Capitalized software costs	487.1	454.9
Instruments	3,623.5	3,460.4
Construction in progress	122.8	116.3
	6,336.3	6,137.7
Accumulated depreciation	(4,539.7)	(4,301.1)
Property, plant and equipment, net	$1,796.6	$1,836.6

We had $13.6 million and $10.3 million of property, plant and equipment included in accounts payable as of June 30, 2022 and December 31, 2021, respectively.

8. Acquisitions

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the next two years.

The goodwill related to this acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill is related to the operational synergies we expect to achieve from combining the companies and the cash flows from future, undefined, development projects. The goodwill is included in the Americas operating segment and the Americas CMFT reporting unit. A portion of the goodwill is expected to be deductible for U.S. income tax purposes. This goodwill was the only significant activity for our consolidated goodwill balance in the three and six-month periods ended June 30, 2022 other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocation as of June 30, 2022 is preliminary. We need additional time to evaluate the tax attributes of the transaction, which may change the recognized assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Current assets	$4.1
Intangible assets subject to amortization:
Technology	42.8
Customer relationships	12.3
Goodwill	50.5
Other assets	2.4
Total assets acquired	112.1
Current liabilities	1.1
Total liabilities assumed	1.1
Net assets acquired	$111.0

The amortization periods selected for technology and customer relationships were 10 years and 4 years, respectively.

We have not included pro forma information and certain other information under GAAP for this acquisition because it did not have a material impact on our financial position or results of operation.

9. Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2022	2021
Current portion of long-term debt
3.150% Senior Notes due 2022	$-	$750.0
1.414% Euro Notes due 2022	522.7	568.6
Japan Term Loan A due 2022	86.1	101.6
Japan Term Loan B due 2022	156.8	184.9
3.700% Senior Notes due 2023	86.3	-
Total current portion of long-term debt	$851.9	$1,605.1
Long-term debt
3.700% Senior Notes due 2023	-	86.3
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	522.7	568.6
1.164% Euro Notes due 2027	522.7	568.6
Debt discount and issuance costs	(32.9)	(36.4)
Adjustment related to interest rate swaps	(127.6)	(10.5)
Total long-term debt	$5,172.0	$5,463.7

At June 30, 2022, our total current and non-current debt of $6.0 billion consisted of $5.9 billion aggregate principal amount of our senior notes, which included €1.5 billion Euro-denominated senior notes (“Euro Notes”), a ¥11.7 billion Japanese Yen term loan agreement (“Japan Term Loan A”) and a ¥21.3 billion Japanese Yen term loan agreement (“Japan Term Loan B”), partially offset by debt discount and issuance costs of $32.9 million and fair value adjustments related to interest rate swaps totaling $127.6 million.

On March 18, 2022, we redeemed the full $750.0 million outstanding principal amount of our 3.150% Senior Notes due April 1, 2022. A $100.0 million draw under the 2021 Five-Year Revolving Facility (as defined below), together with cash on hand, were used to redeem these notes. $540.6 million of this cash on hand came from the dividend paid by ZimVie to Zimmer Biomet at separation. In total, in the six-month period ended June 30, 2022 we borrowed and subsequently repaid $220.0 million under the 2021 Five-Year Revolving Facility to pay off debt, complete an acquisition and for other obligations.

In the six-month period ended June 30, 2021, we redeemed the $200.0 million outstanding principal amount of our floating rate notes due 2021.

On August 20, 2021, we entered into a new five-year revolving credit agreement (the “2021 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2021 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2021 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2021 Five-Year Revolving Facility”). The 2021 Five-Year Credit Agreement replaced the previous revolving credit agreement (the “2019 Credit Agreement”), which contained a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2019 Multicurrency Revolving Facility”). There were no borrowings outstanding under the 2019 Credit Agreement at the time it was terminated.

The 2021 Five-Year Credit Agreement will mature on August 20, 2026, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2021 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million. As of June 30, 2022, there were no borrowings outstanding under the 2021 Five-Year Revolving Facility.

Borrowings under the 2021 Five-Year Credit Agreement bear interest at floating rates, based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2021 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2021 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2021 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2021 Five-Year Credit Agreement as of June 30, 2022.

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

The 2021 364-Day Revolving Facility will mature on August 19, 2022. We intend to enter into a similar 364-day revolving facility in August 2022. Borrowings under the 2021 364-Day Revolving Credit Agreement bear interest at floating rates based upon either LIBOR for the applicable interest period or at an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2021 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2021 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2021 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2021 364-Day Revolving Credit Agreement as of June 30, 2022. As of June 30, 2022, there were no outstanding borrowings under the 2021 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of June 30, 2022, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,560.2 million. The estimated fair value of Japan Term Loan A and Japan Term Loan B, in the aggregate, as of June 30, 2022, based upon publicly available market yield curves and the terms of the debt (Level 2), was $242.8 million.

10. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and unrecognized prior service costs and gains and losses in actuarial assumptions related to our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. In the six-month period ended June 30, 2022, due to the spinoff of ZimVie, certain foreign entities were completely liquidated. In a pro rata spinoff of consolidated subsidiaries’ assets and liabilities, the distribution of these net assets is recognized through equity instead of net earnings. Therefore, the foreign currency translation adjustments of those entities that were completely liquidated were reclassified to retained earnings. Similarly, we had entered into instruments designated as net investment hedges against certain of these same foreign entities. We reclassified the portion of the net investment hedge gains (losses) deferred in foreign currency translation adjustments related to those entities to retained earnings. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2021	$(107.1)	$32.1	$(156.6)	$(231.6)
AOCI before reclassifications	(90.8)	79.3	-	(11.5)
Reclassifications to statements of earnings	-	(14.0)	3.5	(10.5)
Spinoff of ZimVie Inc.	35.2	-	-	35.2
Reclassifications of net investment hedges to retained earnings	25.9	-	-	25.9
Balance at June 30, 2022	$(136.8)	$97.4	$(153.1)	$(192.5)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2022	2021	2022	2021	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$11.4	$(2.6)	$16.5	$(1.5)	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.4)	(0.3)	Interest expense, net
	11.2	(2.8)	16.1	(1.8)	Total before tax
	1.5	(0.5)	2.1	-	Provision (benefit) for income taxes
	$9.7	$(2.3)	$14.0	$(1.8)	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(3.4)	$1.8	$(4.7)	$0.3	Other income, net
	(0.8)	0.6	(1.2)	(0.1)	Provision (benefit) for income taxes
	$(2.6)	$1.2	$(3.5)	$0.4	Net of tax
Total reclassifications	$7.1	$(1.1)	$10.5	$(1.4)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(42.6)	$49.5	$(92.1)	$(38.9)	$51.9	$(90.8)
Unrealized cash flow hedge gains	79.2	13.6	65.6	100.2	20.9	79.3
Reclassification adjustments on cash flow hedges	(11.2)	(1.5)	(9.7)	(16.1)	(2.1)	(14.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.4	0.8	2.6	4.7	1.2	3.5
Total Other Comprehensive Income (Loss)	$28.8	$62.4	$(33.6)	$49.9	$71.9	$(22.0)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(18.2)	$(4.6)	$(13.6)	$(17.6)	$15.1	$(32.7)
Unrealized cash flow hedge gains	0.4	(1.8)	2.2	47.9	5.8	42.1
Reclassification adjustments on cash flow hedges	2.8	0.5	2.3	1.8	-	1.8
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.8)	(0.6)	(1.2)	(0.3)	0.1	(0.4)
Total Other Comprehensive (Loss) Income	$(16.8)	$(6.5)	$(10.3)	$31.8	$21.0	$10.8

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities related to continuing operations are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$124.2	$-	$124.2	$-
Cross-currency interest rate swaps	51.9	-	51.9	-
Investment in ZimVie	78.1	78.1	-	-
Total Assets	$254.2	$78.1	$176.1	$-

Liabilities
Derivatives designated as hedges, current and long-term
Cross-currency interest rate swaps	$1.5	$-	$1.5	$-
Interest rate swaps	127.6	-	127.6	-
Contingent payments related to acquisitions	21.4	-	-	21.4
Total Liabilities	$150.5	$-	$129.1	$21.4

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$52.4	$-	$52.4	$-
Cross-currency interest rate swaps	23.0		23.0
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.1	-	1.1	-
Total Assets	$76.5	$-	$76.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Cross-currency interest rate swaps	3.4	-	3.4	-
Interest rate swaps	10.5		10.5
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.5	-	1.5	-
Contingent payments related to acquisitions	35.6	-	-	35.6
Total Liabilities	$51.3	$-	$15.7	$35.6

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

The following table provides a reconciliation of the beginning and ending balances of items related to continuing operations measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2021	$35.6
Change in estimates	(7.7)
Settlements	(6.5)
Ending balance June 30, 2022	$21.4

Changes in estimates for contingent payments related to acquisitions included in continuing operations are recognized in the Acquisition, integration, divestiture and related line item on our condensed consolidated statements of earnings.

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

As of June 30, 2022 and December 31, 2021, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Long-term debt	$868.2	$985.2	$(127.6)	$(10.5)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2022 was $24.9 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2022, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 400 million, Japanese Yen 7 billion and Swiss Franc 50 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the six-month period ended June 30, 2022, €275 million of these cross-currency interest rate swaps matured at a gain of $20.9 million. The settlement of this gain with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2022, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2022 through December 2024. As of June 30, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,159.4 million. As of June 30, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $367.2 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2022	2021	2022	2021	Statements of Earnings	2022	2021	2022	2021
Foreign exchange forward contracts	$79.2	$0.4	$100.2	$47.9	Cost of products sold	$11.4	$(2.6)	$16.5	$(1.5)
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.3)
	$79.2	$0.4	$100.2	$47.9		$11.2	$(2.8)	$16.1	$(1.8)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2022, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $117.8 million, or $97.4 million after taxes, which is deferred in AOCI. A gain of $66.0 million, or $55.7 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$511.0	$(38.8)	$496.2	$(54.7)	$1,011.0	$(79.9)	$932.5	$(107.0)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	-	-	0.8	-	-	-	1.7
Interest rate swaps	-	1.2	-	-	-	4.0	-	-
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	11.4	-	(2.6)	-	16.5	-	(1.5)	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.4)	-	(0.3)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	5.3	-	10.4	-	11.8	-	23.8

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2022	2021	2022	2021
Foreign exchange forward contracts	Other expense, net	$(6.7)	$(1.4)	$(15.2)	$(7.7)

These losses do not reflect offsetting gains of $0.8 million and $0.9 million in the three-month periods ended June 30, 2022 and 2021, and offsetting gains of $8.5 million and $4.3 million in the six month periods ended June 30, 2022 and 2021, respectively, recognized in other (expense) income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2022 and December 31, 2021, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2022		As of December 31, 2021
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$98.5	Other current assets	$42.3
Cross-currency interest rate swaps	Other current assets	41.1	Other current assets	16.3
Foreign exchange forward contracts	Other assets	41.2	Other assets	20.9
Cross-currency interest rate swaps	Other assets	10.8	Other assets	6.7
Total asset derivatives		$191.6		$86.2

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.4

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$12.5	Other current liabilities	$9.6
Cross-currency interest rate swaps	Other current liabilities	1.5	Other current liabilities	0.1
Foreign exchange forward contracts	Other long-term liabilities	3.0	Other long-term liabilities	1.5
Cross-currency interest rate swaps	Other long-term liabilities	-	Other long-term liabilities	3.3
Interest rate swaps	Other long-term liabilities	127.6	Other long-term liabilities	10.5
Total liability derivatives		$144.6		$25.0

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$1.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2022			As of December 31, 2021
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$98.5	$12.5	$86.0	$42.3	$9.5	$32.8
Cash flow hedges	Other assets	41.2	3.0	38.2	20.9	1.3	19.6
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.4	0.3	1.1

Liability Derivatives
Cash flow hedges	Other current liabilities	12.5	12.5	-	9.6	9.5	0.1
Cash flow hedges	Other long-term liabilities	3.0	3.0	-	1.5	1.3	0.2
Derivatives Not Designated as Hedges	Other current liabilities	-		-	1.8	0.3	1.5

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2022	2021	2022	2021
Euro Notes	$100.8	$(15.9)	$137.7	$56.4
Cross-currency interest rate swaps	39.4	(28.1)	51.7	37.5
	$140.2	$(44.0)	$189.4	$93.9

13. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $200 million decrease to a $20 million increase.

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

In the three and six-month periods ended June 30, 2022, our effective tax rate (“ETR”) was 22.8 percent and 24.5 percent, respectively, compared to 18.7 percent and 13.9 percent in the three and six-month periods ended June 30, 2021, respectively. The 22.8 percent and 24.5 percent ETR in the three and six-month periods ended June 30, 2022, respectively, was primarily driven by the loss on our investment in ZimVie which is not deductible for tax purposes. The 18.7 percent ETR in the three-month period ended June 30, 2021, was primarily due to our mix of earnings between U.S. and foreign locations. The 13.9 percent ETR in the six-month period ended June 30, 2021, was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic net earnings per share	209.6	208.6	209.4	208.3
Effect of dilutive stock options and other equity awards	0.7	2.1	0.8	2.1
Weighted average shares outstanding for diluted net earnings per share	210.3	210.7	210.2	210.4

During the three and six-month periods ended June 30, 2022, an average of 3.8 million options and 3.3 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During each of the three and six-month periods ended June 30, 2021, an average of 0.4 million options to purchase shares of common stock were not included for the same reason.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to intangible asset amortization, certain inventory and manufacturing-related charges, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, certain research and development ("R&D") agreements, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as certain operations, distribution, quality assurance and regulatory assurance expenses. Intercompany transactions have been eliminated from segment operating profit.

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

In the three-month period ended June 30, 2022, we discovered that our segment operating profit disclosures in Note 14 - Segment Information in our Quarterly Report on Form 10-Q for the three-month period ended March 31, 2022 contained errors. Certain Corporate items that are not part of our CODM’s review of operating segment performance were included in the disclosed segment operating profit. Therefore, the disclosed amount of segment operating profits for each of our reportable segments was understated, and the disclosed amount of our Corporate items expenses was understated. We evaluated the impact of these errors on the affected financial statements, assessing materiality both quantitatively and qualitatively, and concluded the errors were not material. We have revised the affected financial statements to correct these errors. Following is a summary of the changes in segment operating profit disclosures impacted by these revisions (in millions):

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Operating Profit As Reported	Adjustment	Operating Profit As Revised	Operating Profit As Reported	Adjustment	Operating Profit As Revised
Americas	$389.1	$13.8	$402.9	$379.7	$7.4	$387.1
EMEA	78.3	27.6	105.9	75.3	6.9	82.2
Asia Pacific	82.9	11.6	94.5	114.6	(0.9)	113.7
Corporate items	(221.1)	(53.0)	(274.1)	(177.3)	(13.4)	(190.7)

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	$1,092.7	$1,058.3	$475.9	$445.4
EMEA	379.9	376.8	98.2	91.9
Asia Pacific	309.2	328.2	106.8	105.5
Total	$1,781.8	$1,763.3
Corporate items			(264.0)	(268.8)
Intangible asset amortization			(133.0)	(132.9)
Intangible asset impairment			(3.0)	(16.3)
Operating profit			$280.9	$224.8

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Americas	$2,097.0	$2,004.4	$878.8	$832.5
EMEA	759.8	711.2	204.1	174.1
Asia Pacific	588.2	649.1	201.3	219.2
Total	$3,445.0	$3,364.7
Corporate items			(538.1)	(459.5)
Intangible asset amortization			(263.8)	(266.5)
Intangible asset impairment			(3.0)	(16.3)
Operating profit			$479.3	$483.5

16. Commitments and Contingencies

We are involved in various legal proceedings, including product liability, intellectual property, stockholder matters, tax disputes, commercial, employment, governmental proceedings and investigations, and other legal matters that arise in the normal course of our business, including those described below. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We establish liabilities for loss contingencies on an undiscounted basis when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. For matters where a loss is believed to be reasonably possible, but not probable, or if no reasonable estimate of known or probable loss is available, no accrual has been made. We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

When determining the estimated loss or range of loss, significant judgment is required. Estimates of probable losses resulting from litigation and other contingences are inherently difficult to predict, particularly when the matters are in early procedural stages with incomplete facts or legal discovery, involve unsubstantiated or indeterminate claims for damages, and/or potentially involve penalties, fines or punitive damages. In addition to the matters described herein, we remain subject to the risk of future governmental, regulatory and legal actions. Governmental and regulatory actions may lead to product recalls, injunctions and other restrictions on our operations and monetary sanctions, which may include substantial civil or criminal penalties. Actions involving intellectual property could result in a loss of patent protection or the ability to market products, which could lead to significant sales reductions or cost increases, or otherwise materially affect the results of our operations.

During the three and six-month periods ended June 30, 2022, we recognized $2.5 million and $35.7 million, respectively, of net litigation-related charges. For the three and six-month periods ended June 30, 2021, net litigation related-charges were negligible and $10.7 million, respectively. At June 30, 2022 and December 31, 2021, accrued litigation liabilities were $395.8 million and $409.3 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.

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

We rely on significant estimates in determining the provisions for Durom Cup-related claims, including our estimate of the number of claims that we will receive and the average amount we will pay per claim. The actual number of claims and the actual amount we pay per claim may differ from our estimates. For various reasons, we cannot reasonably estimate the possible loss or range of loss that may result from Durom Cup-related claims in excess of the losses we have accrued. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation). Other related cases are pending in various state and federal courts. Additional lawsuits are likely to be filed. The parties attended a mediation in February 2022, at which a settlement in principle was reached that would resolve substantially all MDL cases and certain state court cases. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

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

On February 3, 2014, Biomet announced the settlement of the MDL. Lawsuits filed in the MDL by April 15, 2014 were eligible to participate in the settlement. Those claims that did not settle via the MDL settlement program have re-commenced litigation in the MDL under a new case management plan, or have been or are in the process of being remanded to their originating jurisdictions. The settlement does not affect certain other claims relating to Biomet’s metal-on-metal hip products that are pending in various state and foreign courts, or other claims that may be filed in the future. Trials have commenced, and other trials are currently scheduled to occur in the future. Although each case will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability. We continue to refine our estimates of the potential liability to resolve the remaining claims and lawsuits. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

Heraeus trade secret misappropriation lawsuits: As previously disclosed, in December 2008, Heraeus Kulzer GmbH (together with its affiliates, “Heraeus”) initiated legal proceedings in Germany against Biomet, Inc., Biomet Europe BV (now Zimmer Biomet Nederland BV), certain other entities and certain employees alleging that the defendants misappropriated Heraeus trade secrets when developing Biomet Europe’s Refobacin and Biomet Bone Cement line of cements. Heraeus and Zimmer Biomet subsequently filed additional trade secret misappropriation and related actions against one another variously in the United States and numerous European countries. As previously disclosed, on March 3, 2022, Zimmer Biomet and Heraeus entered into a confidential settlement agreement to fully resolve all global disputes between and among them relating to both Heraeus’ alleged technical trade secrets misappropriation relating to bone cement and Zimmer Biomet’s alleged business trade secrets misappropriation relating to bone cement. Our accrued litigation expense was adjusted in the fourth quarter of 2021 to reflect the portion of the settlement in excess of existing accruals, and our settlement payment to Heraeus will be made in agreed installments over an approximately three-year period, which began upon the execution of the settlement agreement.

Shareholder Derivative Actions: On June 14, 2019 and July 29, 2019, two shareholder derivative actions, Green v. Begley et al. and Detectives Endowment Association Annuity Fund v. Begley et al., were filed in the Court of Chancery in the State of Delaware. On October 2, 2019 and October 11, 2019, two additional shareholder derivative actions, Karp v. Begley et al. and DiGaudio v. Begley et al., were filed in the U.S. District Court for the District of Delaware. The plaintiff in each action seeks to maintain the action purportedly on our behalf against certain of our current and former directors and officers (the “individual defendants”) and certain former stockholders of ours who sold shares of our common stock in various secondary public offerings in 2016 (the “private equity fund defendants”). The plaintiff in each action alleges, among other things, breaches of fiduciary duties against the individual defendants and insider trading against two individual defendants and the private equity fund defendants based on allegations that the defendants violated federal securities laws by making materially false and/or misleading statements and/or omissions about our compliance with U.S. Food and Drug Administration (“FDA”) regulations and our ability to continue to accelerate our organic revenue growth rate in the second half of 2016. On June 4, 2020, the plaintiffs in the Chancery Court actions filed a consolidated amended complaint adding three new counts and expanding the scope of the alleged materially false statements. On September 14, 2020, the defendants filed motions to dismiss the Chancery Court actions. Oral argument occurred on June 15, 2021. On August 15, 2021, the Chancery Court granted the defendants’ motion to dismiss and dismissed the Chancery Court actions with prejudice. On June 16, 2022, the Delaware Supreme Court affirmed the Chancery Court's dismissal. On September 14, 2020, the plaintiffs in the U.S. District Court actions filed a consolidated amended complaint adding certain details to their allegations. On October 9, 2020, the U.S. District Court granted the parties’ joint motion to stay the U.S. District Court actions pending resolution of the Chancery Court actions. Following the decision by the Delaware Supreme Court, on June 24, 2022, the plaintiffs in the U.S. District Court actions filed a notice of dismissal without prejudice. We have not recorded an expense related to damages in connection with these matters because any potential loss is not currently probable or reasonably estimable, and we are unable to reasonably estimate the range of loss, if any, that may result from these matters.

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of June 30, 2022, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

On March 1, 2022, we completed the spinoff of our spine and dental businesses into ZimVie. The historical results of our spine and dental businesses have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff and in the prior year periods. In addition, as of December 31, 2021, the assets and liabilities associated with these businesses are classified as assets and liabilities of discontinued operations in our condensed consolidated balance sheet. See Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. The discussions in the following discussion and analysis are presented on a continuing operations basis.

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures that have typically declined during surges of the virus as governments and healthcare systems take actions in an effort to prevent the spread and provide sufficient hospital beds and other resources for COVID-19 patients. Additionally, we believe that staffing shortages at hospitals have contributed, and continue to contribute, to the deferral of elective surgical procedures. In the six-month period ended June 30, 2022, the Omicron variant resulted in fewer elective surgical procedures earlier in the year, but then we saw recovery in procedures as the surge began to subside later in the first quarter and through the second quarter.

Results for the Three and Six-Month Periods ended June 30, 2022

Our net sales increased by 1.0 percent and 2.4 percent in the three and six-month periods ended June 30, 2022 when compared to the same prior year periods. We saw the return of elective surgical procedures across most markets when compared to the prior year periods being negatively affected by a surge of the COVID-19 virus in early 2021 and before vaccines were widely available. Our net sales growth in the three and six-month periods ended June 30, 2022 was tempered by a negative 5.0 percent and a negative 4.0 percent effect, respectively, from changes in foreign currency exchange rates on year-over-year sales. Our net earnings were $153.7 million and $167.9 million in the three and six-month periods ended June 30, 2022, respectively, compared to $141.9 million and $340.0 million in the same prior year periods, respectively. The increase in net earnings in the three-month period ended June 30, 2022 when compared to the same prior year period was driven by higher net sales in 2022 as well as by the fact that the 2021 period included $65.0 million of charges, or $50.4 million net of tax, related to certain agreements we entered into to gain access to or acquire third-party in-process research and development (“IPR&D”) projects. The decline in net earnings in the six-month period ended June 30, 2022 was primarily due to losses from discontinued operations from costs related to the ZimVie spinoff, an unrealized investment loss due to a decline in the value of our investment in ZimVie, higher litigation-related charges, higher restructuring charges, and higher spending in travel, medical training and education and other areas as certain activities started to return to pre-pandemic levels.

2022 Outlook

We believe that COVID-19 and staffing shortages will continue to negatively affect net sales, but to a lesser degree than what we experienced in 2021 and early 2022. However, if foreign currency exchange rates stay at recent levels, we estimate net sales will be negatively affected by approximately 5.0%. For expenses, we expect that supply chain and inflation pressures will result in higher expenses when compared to 2021. However, we anticipate these higher expenses will be partially offset by savings from our restructuring programs.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2022	2021	% Inc
United States	$1,017.6	$1,004.1	1.3%
International	764.2	759.2	0.7
Total	$1,781.8	$1,763.3	1.0

	Six Months Ended
	June 30,
	2022	2021	% Inc
United States	$1,958.8	$1,893.3	3.5%
International	1,486.2	1,471.4	1.0
Total	$3,445.0	$3,364.7	2.4

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2022	2021	% Inc / (Dec)
Knees	$704.9	$665.6	5.9%
Hips	487.2	474.5	2.7
S.E.T.	446.4	462.1	(3.4)
Other	143.3	161.1	(11.0)
Total	$1,781.8	$1,763.3	1.0

	Six Months Ended
	June 30,
	2022	2021	% Inc / (Dec)
Knees	$1,367.7	$1,279.9	6.9%
Hips	938.2	921.5	1.8
S.E.T.	863.2	879.7	(1.9)
Other	275.9	283.6	(2.7)
Total	$3,445.0	$3,364.7	2.4

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Inc	2022	2021	% Inc
Knees
United States	$398.4	$381.2	4.5%	$777.9	$720.8	7.9%
International	306.5	284.4	7.8	589.8	559.1	5.5
Total	$704.9	$665.6	5.9	$1,367.7	$1,279.9	6.9
Hips
United States	$247.5	$241.3	2.6%	$472.1	$458.7	2.9%
International	239.7	233.2	2.8	466.1	462.8	0.7
Total	$487.2	$474.5	2.7	$938.2	$921.5	1.8

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 7.2 percent and 7.8 percent on year-over-year sales during the three and six-month periods ended June 30, 2022, respectively. We saw recovery of elective surgical procedures, most notably in international markets, driving volume growth.

Pricing Trends

Global selling prices had negative effects of 1.2 percent and 1.4 percent on year-over-year sales during the three and six-month periods ended June 30, 2022, respectively. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. Additionally, pricing was negatively affected in China by a nationwide volume-based procurement (“VBP”) process being implemented.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2022, changes in foreign currency exchange rates had negative effects of 5.0 percent and 4.0 percent, respectively, on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 5.0 percent on full-year 2022 sales.

Geography

The 1.3 percent and 3.5 percent net sales growth in the U.S. in the three and six-month periods ended June 30, 2022, respectively, was driven by recovery in surgical procedures as COVID-19 cases subsided, especially in the Knees and Hips categories. Internationally, net sales grew by 0.7 percent and 1.0 percent during the three and six-month periods ended June 30, 2022, respectively. This growth was despite the negative impacts on International sales of 11.5 percent and 9.2 percent in the three and six-month periods ended June 30, 2022, respectively, due to changes in foreign currency exchange rates. The International net sales growth was across most of our markets.

Product Categories

Knees and Hips net sales grew 5.9 percent and 2.7 percent, respectively, in the three-month period ended June 30, 2022, respectively, when compared to the same prior year period. In the six-month period ended June 30, 2022, Knees and Hips net sales grew 6.9 percent and 1.8 percent, respectively, when compared to the same prior year period. The net sales increases were due to the recovery in elective surgical procedures and new product introductions. Knees net sales were negatively affected by 5.3 percent and 4.2 percent in the three and six-month periods ended June 30, 2022, respectively, due to changes in foreign currency exchange rates. Hips net sales were negatively affected by 5.9 percent and 4.8 percent in the three and six-month periods ended June 30, 2022, respectively, due to changes in foreign currency exchange rates. S.E.T. net sales declines were due to the negative effects of changes in foreign currency exchange rates and some declines in certain product subcategories.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2022	2021	(Dec)	2022	2021	(Dec)
Cost of products sold, excluding intangible asset amortization	28.7%	28.1%	0.6%	29.3%	27.7%	1.6%
Intangible asset amortization	7.5	7.5	-	7.7	7.9	(0.2)
Research and development	5.6	9.4	(3.8)	5.7	7.3	(1.6)
Selling, general and administrative	39.0	39.5	(0.5)	40.0	40.2	(0.2)
Intangible asset impairment	0.2	0.9	(0.7)	0.1	0.5	(0.4)
Restructuring and other cost reduction initiatives	3.2	1.1	2.1	2.9	1.2	1.7
Quality remediation	0.4	0.6	(0.2)	0.4	0.6	(0.2)
Acquisition, integration, divestiture and related	(0.3)	0.1	(0.4)	(0.1)	0.1	(0.2)
Operating profit	15.8	12.7	3.1	13.9	14.4	(0.5)

The increase in cost of products sold as a percentage of net sales for the three-month period ended June 30, 2022 compared to the same prior year period was primarily due to inflationary cost pressures and lower average selling prices. These unfavorable items were partially offset by hedge gains recognized in the current year period as part of our hedging program compared to hedge losses in the prior year period.

The increase in cost of products sold as a percentage of net sales for the six-month period ended June 30, 2022 compared to the same prior year period was primarily due to higher excess and obsolete inventory charges, inflationary cost pressures and lower average selling prices. These unfavorable items were partially offset by hedge gains recognized in the current year period as part of our hedging program compared to hedge losses in the prior year period.

Intangible asset amortization expense was similar in both amount and as a percentage of net sales in the three and six-month periods ended June 30, 2022 when compared to the same prior year periods.

R&D expenses decreased in both amount and as a percentage of net sales in the three and six-month periods ended June 30, 2022 compared to the same prior year periods. In the prior year periods, we entered into certain agreements to gain access to or acquire third-party IPR&D projects that resulted in charges of $65.0 million. We did not enter into any similar agreements in the current year periods.

Selling, general and administrative (“SG&A”) expenses decreased slightly in the three-month period ended June 30, 2022 and increased in the six-month period ended June 30, 2022 when compared to the same prior year periods. The decline in the three-month period ended June 30, 2022 was a result of savings from our 2021 Restructuring Plan. The increase in the six-month period ended June 30, 2022 was primarily due to higher litigation-related charges of $35.7 million in the 2022 period compared to $10.7 million in the 2021 period, increased bad debt charges primarily caused by the Russia/Ukraine conflict, and higher travel and medical training and education costs in the 2022 period as certain activities have resumed. These unfavorable expenses were partially offset by savings from our 2021 Restructuring Plan. SG&A expenses as a percentage of net sales declined in the three and six-month periods ended June 30, 2022 when compared to the same prior year periods due to controlled spending and fixed costs while net sales increased.

As a result of the invasion of Ukraine by Russia, economic sanctions and export controls were imposed by much of the world on Russian financial institutions and businesses. Our operations in Russia consist primarily of local commercial activities, including sales and customer support. We do not have direct operations in Ukraine. Our net sales in Russia and Ukraine for the year ended December 31, 2021 and three and six-month periods ended June 30, 2022 were less than 1 percent of our consolidated net sales. Therefore, the ongoing conflict and economic sanctions are not expected to have a significant effect on our results of operations or financial position. The bad debt charges for expected credit losses in Russia and Ukraine resulted in a significant portion of our accounts receivable from customers in these countries being impaired. In addition to accounts receivable, we also have inventory and instruments that could require impairment if our business in Russia deteriorates more than our current expectations; however, any such amounts are not expected to be material. See Part II, Item 1A “Risk Factors” for additional risks related to this conflict.

In December of 2021 and 2019, we initiated restructuring programs. The December 2021 restructuring program is intended to reorganize our operations due to the spinoff of ZimVie with an objective of reducing costs. The December 2019 restructuring program has an objective of reducing costs to allow us to invest in higher priority growth opportunities. We recognized expenses of $57.0 million and $18.8 million in the three-month periods ended June 30, 2022 and 2021, respectively, and $100.9 million and $40.1 million in the six-month periods ended June 30, 2022 and 2021, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in the 2022 period due to additional expenses from the December 2021 restructuring program that had just been initiated. For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We continue to incur quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related declined in the three and six-month periods ended June 30, 2022 when compared to the same prior year periods primarily due to a reduction in contingent consideration liabilities from previous acquisitions.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended June 30, 2022 we incurred a loss of $42.6 million in our other (expense) income, net financial statement line item compared to a gain of $8.0 million in the same prior year period. The loss was primarily due to a $33.3 million loss on our investment in ZimVie. In the six-month period ended June 30, 2022 we incurred a loss of $98.7 million in our other (expense) income, net financial statement line item compared to a gain of $15.7 million in the same prior year period. The loss was primarily due to a $84.3 million loss on our investment in ZimVie.

Interest expense, net, decreased in the three and six-month periods ended June 30, 2022 when compared to the same prior year periods. The declines were primarily from using debt that we issued in the fourth quarter of 2021, along with cash on hand, to repurchase portions of outstanding notes with higher interest rates. Additionally, interest expense, net was lower due to additional debt paydown.

In the three and six-month periods ended June 30, 2022, our effective tax rate (“ETR”) was 22.8 percent and 24.5 percent, respectively, compared to 18.7 percent and 13.9 percent in the three and six-month periods ended June 30, 2021, respectively. The 22.8 percent and 24.5 percent ETR in the three and six-month periods ended June 30, 2022, respectively, was primarily driven by the loss on our investment in ZimVie which is not deductible for tax purposes. The 18.7 percent ETR in the three-month period ended June 30, 2021, was primarily due to our mix of earnings between U.S. and foreign locations. The 13.9 percent ETR in the six-month period ended June 30, 2021, was the result of favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021	2022	2021
Americas	$1,092.7	$1,058.3	$475.9	$445.4	43.6%	42.1%
EMEA	379.9	376.8	98.2	91.9	25.8	24.4
Asia Pacific	309.2	328.2	106.8	105.5	34.5	32.1

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2022	2021	2022	2021	2022	2021
Americas	$2,097.0	$2,004.4	$878.8	$832.5	41.9%	41.5%
EMEA	759.8	711.2	204.1	174.1	26.9	24.5
Asia Pacific	588.2	649.1	201.3	219.2	34.2	33.8

All of our operating segments’ operating profit as a percentage of net sales increased in the three and six-month periods ended June 30, 2022, when compared to the same prior year periods. In the Americas and EMEA, the increases to operating profit as a percentage of net sales were driven by higher net sales and savings from our restructuring programs. In Asia Pacific, despite declines in net sales we were able to increase our operating profit as a percentage of net sales as the net sales declines were driven by the negative effects of changes in foreign currency exchange rates. In EMEA and Asia Pacific, net sales were negatively affected by changes in foreign currency exchange rates, but due to our hedging program these segments recognized hedge gains, which minimized the negative effects on segment operating profit. In Asia Pacific, despite the increase in operating profit as a percentage of net sales in the six-month period ended June 30, 2022 when compared to the same prior year period, overall operating profit in the 2022 period declined. The Asia Pacific decline in operating profit in the six-month period ended June 30, 2022 was primarily driven by China experiencing lockdowns in the first quarter and from the China government implementing a nationwide volume-based procurement process.

Liquidity and Capital Resources

As of June 30, 2022, we had $386.4 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2021 364-Day Credit Agreement that matures on August 19, 2022, and $1.5 billion available under our 2021 Five-Year Revolving Facility that matures on August 20, 2026. The terms of the 2021 364-Day Credit Agreement and the 2021 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report. We intend to enter into a similar 364-day revolving facility in August 2022.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $661.2 million in the six-month period ended June 30, 2022, compared to $642.5 million in the same prior year period. The increase in the 2022 period was driven by lower investments in inventory when compared to the 2021 period as well as the 2021 period included payments related to certain IPR&D agreements. These favorable cash flows were partially offset by increased payments under our restructuring programs in the six-month period ended June 30, 2022 when compared to the same prior year period.

Cash flows used in investing activities from continuing operations were $324.3 million in the six-month period ended June 30, 2022, compared to $207.0 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, optimization of our manufacturing and logistics networks and investments in enterprise resource planning software. The six-month period ended June 30, 2022 also reflects investments for an acquisition as well as other investments for acquiring intellectual property related to products that have been commercialized.

Cash flows used in financing activities from continuing operations were $268.4 million in the six-month period ended June 30, 2022, compared to $224.1 million in the same prior year period. At the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with borrowings on our 2021 Five-Year Revolving Facility and cash on hand to redeem the full $750.0 million on senior notes that were due April 1, 2022. We subsequently repaid all borrowings under the 2021 Five-Year Revolving Facility. In the 2021 period, we paid the remaining $200.0 million on our floating rate notes due 2021 which matured in the period.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2022, $304.0 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $25.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate. We intend to repatriate $5.0 to $6.0 billion of unremitted earnings in future years.

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

Material Cash Requirements from Known Contractual and Other Obligations

At June 30, 2022, we had outstanding debt of $6,023.9 million, of which $851.9 million was classified as current debt. Of our current debt, $242.9 million of Japanese Yen denominated term loans mature on September 27, 2022, $522.7 million of Euro denominated senior notes mature on December 13, 2022 and $86.3 million of senior notes mature on March 19, 2023. We believe we can satisfy these debt obligations with cash generated from our operations, with cash received from selling a portion or all of our shares of ZimVie common stock, by issuing new debt, and/or by borrowing on our revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February and May 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. As of June 30, 2022, all $1.0 billion remained authorized.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $230 million, of which approximately $100 million was incurred through June 30, 2022. We expect to reduce gross annual pre-tax operating expenses by approximately $210 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $335 million to $385 million, of which approximately $230 million was incurred through June 30, 2022. We expect to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $395.8 million as of June 30,

2022. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $370 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended June 30, 2022 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current beliefs, expectations and assumptions that are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to:

•
the effects of the COVID-19 global pandemic and other adverse public health developments on the global economy, our business and operations and the business and operations of our suppliers and customers, including the deferral of elective surgical procedures and our ability to collect accounts receivable, the failure of vaccine rollouts and other strategies to mitigate or reverse the impacts of the COVID-19 pandemic, the emergence of new pandemic variants, and the failure of elective surgical procedures to recover at the levels or on the timeline anticipated;
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
•
the outcome of government and regulatory investigations;
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
•
supply and prices of raw materials, especially of titanium used in our products, and products;
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wars and other conflicts may increase certain of these risks and may adversely affect our business and financial performance. For example, the U.S. and other countries have imposed sanctions on Russia, certain of its governmental bodies, certain businesses and certain individuals due to the invasion of Ukraine, and additional sanctions may continue to be imposed. Sanctions, and other civil, political and economic effects of the Russia-Ukraine crisis, may have adverse impacts globally, including supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs, especially titanium used in our products; manufacturing or shipping delays; increased shipping costs; and increased disruptions and delays on our ability to collect payment for our products and services in particular markets. While Russia and Ukraine do not constitute material portions of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope could adversely affect our result of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended June 30, 2022, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

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

10.1

Offer Letter, dated as of April 5, 2022, by and between Zimmer Biomet Holdings, Inc. and Paul Stellato (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed May 16, 2022)

10.2	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed May 16, 2022)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 2, 2022	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 2, 2022	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)