Form 10-Q
period 2022-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2022-11-02
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

As of October 26, 2022, 209,852,392 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2022

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Sales	$1,669.8	$1,685.4	$5,114.8	$5,050.1
Cost of products sold, excluding intangible asset amortization	488.2	491.4	1,499.2	1,423.9
Intangible asset amortization	131.5	132.2	395.3	398.7
Research and development	101.7	93.8	298.0	339.8
Selling, general and administrative	654.9	684.4	2,034.6	2,038.2
Intangible asset impairment	-	-	3.0	16.3
Restructuring and other cost reduction initiatives	28.3	22.5	129.2	62.6
Quality remediation	8.1	11.7	22.4	32.8
Acquisition, integration, divestiture and related	11.8	6.4	8.5	11.3
Operating expenses, net	1,424.5	1,442.4	4,390.2	4,323.6
Operating Profit	245.3	243.0	724.6	726.5
Other (expense) income, net	(25.4)	0.3	(124.1)	16.0
Interest expense, net	(42.3)	(52.6)	(122.2)	(159.6)
Earnings from continuing operations before income taxes	177.6	190.7	478.3	582.9
(Benefit) provision for income taxes from continuing operations	(16.6)	28.3	56.9	82.7
Net Earnings from continuing operations	194.2	162.4	421.4	500.2
Less: Net earnings attributable to noncontrolling interest	0.2	0.2	0.7	0.4
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	194.0	162.2	420.7	499.8
Loss from discontinued operations, net of taxes	-	(16.6)	(58.8)	(14.2)
Net Earnings of Zimmer Biomet Holdings, Inc.	$194.0	$145.6	$361.9	$485.6

Earnings Per Common Share - Basic
Earnings from continuing operations	$0.92	$0.78	$2.01	$2.40
Loss from discontinued operations	-	(0.08)	(0.28)	(0.07)
Net Earnings Per Common Share - Basic	$0.92	$0.70	$1.73	$2.33
Earnings Per Common Share - Diluted
Earnings from continuing operations	$0.92	$0.77	$2.00	$2.37
Loss from discontinued operations	-	(0.08)	(0.28)	(0.06)
Net Earnings Per Common Share - Diluted	$0.92	$0.69	$1.72	$2.31
Weighted Average Common Shares Outstanding
Basic	209.8	208.8	209.5	208.5
Diluted	210.3	210.6	210.2	210.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Earnings of Zimmer Biomet Holdings, Inc.	$194.0	$145.6	$361.9	$485.6
Other Comprehensive (Loss) Income:
Foreign currency cumulative translation adjustments, net of tax	(95.6)	(36.9)	(186.4)	(69.6)
Unrealized cash flow hedge gains, net of tax	53.9	18.5	133.2	60.6
Reclassification adjustments on hedges, net of tax	(14.4)	1.6	(28.4)	3.4
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	3.7	5.7	7.2	5.3
Total Other Comprehensive Loss	(52.4)	(11.1)	(74.4)	(0.3)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$141.6	$134.5	$287.5	$485.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$545.4	$378.1
Accounts receivable, less allowance for credit losses	1,278.5	1,259.6
Inventories	2,128.6	2,148.0
Prepaid taxes	234.6	326.7
Prepaid expenses and other current assets	347.3	271.0
Current assets of discontinued operations	-	501.6
Total Current Assets	4,534.4	4,885.0
Property, plant and equipment, net	1,801.6	1,836.6
Goodwill	8,798.8	8,919.4
Intangible assets, net	5,136.5	5,533.6
Other assets	1,062.0	1,005.0
Noncurrent assets of discontinued operations	-	1,276.8
Total Assets	$21,333.3	$23,456.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$333.9	$306.5
Income taxes payable	30.4	62.0
Customer rebates	115.9	129.5
Other current liabilities	1,156.4	1,187.6
Current portion of long-term debt	659.1	1,605.1
Current liabilities of discontinued operations	-	177.2
Total Current Liabilities	2,295.7	3,467.9
Deferred income taxes, net	541.3	558.5
Long-term income tax payable	581.3	583.0
Other long-term liabilities	608.7	548.5
Long-term debt	5,055.2	5,463.7
Noncurrent liabilities of discontinued operations	-	168.4
Total Liabilities	9,082.2	10,790.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 313.6 million shares in 2022 (312.8 million in 2021) issued	3.1	3.1
Paid-in capital	9,463.9	9,314.8
Retained earnings	9,739.9	10,292.2
Accumulated other comprehensive loss	(244.9)	(231.6)
Treasury stock, 103.8 million shares in 2022 and 2021	(6,717.3)	(6,717.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,244.7	12,660.7
Noncontrolling interest	6.4	5.7
Total Stockholders' Equity	12,251.1	12,666.4
Total Liabilities and Stockholders' Equity	$21,333.3	$23,456.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance July 1, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6
Net earnings	-	-	-	194.0	-	-	-	0.2	194.2
Other comprehensive loss	-	-	-	-	(52.4)	-	-	-	(52.4)
Cash dividends declared ($0.24 per share)	-	-	-	(50.4)	-	-	-	-	(50.4)
Spinoff of ZimVie Inc.	-	-	-	(10.4)	-	-	-	-	(10.4)
Stock compensation plans	0.2	-	45.1	0.2	-	-	0.2	-	45.5
Balance September 30, 2022	313.6	$3.1	$9,463.9	$9,739.9	$(244.9)	(103.8)	$(6,717.3)	$6.4	$12,251.1

Balance July 1, 2021	312.5	$3.1	$9,248.6	$10,331.0	$(287.0)	(103.8)	$(6,717.8)	$5.4	$12,583.3
Net earnings	-	-	-	145.6	-	-	-	0.2	145.8
Other comprehensive loss	-	-	-	-	(11.1)	-	-	-	(11.1)
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Stock compensation plans	0.2	-	46.5	-	-	-	-	-	46.5
Balance September 30, 2021	312.7	$3.1	$9,295.1	$10,426.3	$(298.1)	(103.8)	$(6,717.8)	$5.6	$12,714.2

Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	361.9	-	-	-	0.7	362.6
Other comprehensive loss	-	-	-	-	(74.4)	-	-	-	(74.4)
Cash dividends declared ($0.72 per share)	-	-	-	(151.1)	-	-	-	-	(151.1)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(763.4)	35.2	-	-	-	(728.2)
Stock compensation plans	0.8	-	149.1	0.3	-	-	0.5	-	149.9
Balance September 30, 2022	313.6	$3.1	$9,463.9	$9,739.9	$(244.9)	(103.8)	$(6,717.3)	$6.4	$12,251.1

Balance January 1, 2021	311.4	$3.1	$9,121.6	$10,086.9	$(297.8)	(103.8)	$(6,719.6)	$5.2	$12,199.4
Net earnings	-	-	-	485.6	-	-	-	0.4	486.0
Other comprehensive loss	-	-	-	-	(0.3)	-	-	-	(0.3)
Cash dividends declared ($0.72 per share)	-	-	-	(150.3)	-	-	-	-	(150.3)
Stock compensation plans	1.3	-	173.5	4.1	-	-	1.8	-	179.4
Balance September 30, 2021	312.7	$3.1	$9,295.1	$10,426.3	$(298.1)	(103.8)	$(6,717.8)	$5.6	$12,714.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$421.4	$500.2
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	697.9	704.5
Share-based compensation	78.2	61.1
Intangible asset impairment	3.0	16.3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(12.4)	(64.7)
Receivables	(114.5)	(2.0)
Inventories	(63.5)	(95.6)
Accounts payable and accrued liabilities	(1.6)	22.5
Other assets and liabilities	103.5	(75.6)
Net cash provided by operating activities from continuing operations	1,112.0	1,066.7
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(192.2)	(203.0)
Additions to other property, plant and equipment	(124.5)	(94.4)
Net investment hedge settlements	71.2	(2.4)
Business combination investments, net of acquired cash	(99.8)	-
Other investing activities	(64.2)	(19.5)
Net cash used in investing activities from continuing operations	(409.5)	(319.3)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from revolving facility	220.0	-
Payments on revolving facility	(220.0)	-
Redemption of senior notes	(750.0)	(500.0)
Proceeds from term loan	83.0	-
Payments on term loans	(242.9)	-
Dividends paid to stockholders	(150.8)	(149.9)
Proceeds from employee stock compensation plans	63.2	117.3
Distribution from ZimVie, Inc.	540.6	-
Business combination contingent consideration payments	-	(6.5)
Deferred business combination payments	-	(100.0)
Other financing activities	(5.4)	(11.1)
Net cash used in financing activities from continuing operations	(462.3)	(650.2)
Cash flows provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	(71.5)	66.8
Net cash used in investing activities	(7.2)	(38.1)
Net cash used in financing activities	(68.1)	-
Net cash (used in) provided by discontinued operations	(146.8)	28.7
Effect of exchange rates on cash and cash equivalents	(26.5)	(8.4)
Increase in cash and cash equivalents	66.9	117.5
Cash and cash equivalents, beginning of year (includes $100.4 and $27.4 at January 1, 2022 and 2021, respectively, of discontinued operations cash)	478.5	802.1
Cash and cash equivalents, end of period (includes $24.1 at September 30, 2021 of discontinued operations cash)	$545.4	$919.6

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

Risks and Uncertainties - Our results have been and are expected to continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which continue to be deferred due to precautions in certain markets and staffing shortages. The consequences of COVID-19 continue to be extremely fluid and there are many market dynamics that are difficult to predict. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows in the near term.

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

2. Discontinued Operations and Related ZimVie Matters

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

We recognize any gains or losses from the TSA and TMA agreements in the Acquisition, integration, divestiture and related line item in our condensed consolidated statements of earnings. Amounts included in the condensed consolidated statements of earnings related to these agreements for the three and nine-month periods ended September 30, 2022 and 2021 were immaterial. Amounts due to and due from ZimVie were also immaterial as of September 30, 2022.

We retained approximately 5.1 million common shares of ZimVie, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over ZimVie, we recognize this investment at fair value in prepaid expenses and other current assets on our condensed consolidated balance sheet. We intend to dispose of these shares by the end of the first quarter of 2023. Changes to the fair value of the investment is recognized in non-operating other (expense) income, net.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under a short-term credit agreement (the "Short-Term Term Loan”) with a third-party financial institution, the proceeds of which will be used to repay certain of our existing indebtedness. On September 1, 2022, we entered into a forward exchange agreement and pledge agreement (collectively the “Forward Exchange Agreement”) with the same financial institution to deliver to them our 5.1 million shares of ZimVie common stock in the first quarter of 2023. It is likely that the financial institution has entered into hedging transactions, which may include selling the ZimVie shares in the market, in anticipation of receiving the shares in the first quarter of 2023. We have pledged our 5.1 million shares of ZimVie common stock to the financial institution as collateral for our obligations under the Short-Term Term Loan and the Forward Exchange Agreement.

Upon settlement of the Short-Term Term Loan, which is expected to be in the first quarter of 2023, we will transfer our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and we will either receive or pay an amount primarily depending upon the difference between the average of the daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million.

The Forward Exchange Agreement is accounted for at fair value, with changes in fair value recognized in non-operating other (expense) income, net. The most significant input into the valuation of the Forward Exchange Agreement is the price of ZimVie shares. The fair value of the Forward Exchange Agreement at September 30, 2022 was $3.0 million and is included within prepaid expenses and other current assets on our condensed consolidated balance sheet. For the three and nine-month periods ended September 30, 2022, an unrealized gain of $3.0 million was recorded in non-operating other (expense) income, net in our condensed consolidated statements of earnings.

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations in the current year period through the date of the spinoff and in the prior year period. Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2022	2021
Net Sales	$238.5	$147.8	$748.1
Cost of products sold, excluding intangible asset amortization	90.1	53.5	255.6
Intangible asset amortization	21.5	14.0	65.0
Research and development	15.0	10.5	43.9
Selling, general and administrative	118.1	89.4	351.7
Restructuring and other cost reduction initiatives	0.9	0.4	2.3
Acquisition, integration, divestiture and related	20.9	40.9	54.9
Other expense, net	0.1	0.3	0.4
Loss from discontinued operations before income taxes	(28.1)	(61.2)	(25.7)
Benefit for income taxes from discontinued operations	(11.5)	(2.4)	(11.5)
Loss from discontinued operations, net of tax	$(16.6)	$(58.8)	$(14.2)

Details of assets and liabilities of discontinued operations are as follows (in millions):

December 31,
2021
Cash and cash equivalents	$100.4
Accounts receivable, less allowance for credit losses	145.3
Inventories	246.5
Prepaid expenses and other current assets	9.4
Total Current Assets of Discontinued Operations	$501.6
Property, plant and equipment, net	$179.9
Goodwill	272.8
Intangible assets, net	766.2
Other assets	57.9
Total Noncurrent Assets of Discontinued Operations	$1,276.8
Accounts payable	$44.7
Income taxes payable	3.1
Other current liabilities	129.4
Total Current Liabilities of Discontinued Operations	$177.2
Deferred income taxes, net	$107.1
Other long-term liabilities	61.3
Total Noncurrent Liabilities of Discontinued Operations	$168.4

In a pro rata spinoff of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity instead of net earnings. Accordingly, we have recognized the distribution of net assets to ZimVie in retained earnings. Additionally, the dividend we received from ZimVie at the separation was also recognized in retained earnings.

During the three-month period ended September 30, 2022, we recorded an out-of-period adjustment related to an accounts receivable balance from ZimVie that we continued to recognize after the separation date for which we should not have expected to receive payment. As a result, our Accounts receivable, less allowance for credit losses and our Retained earnings balances were overstated by $10.4 million in our condensed consolidated balance sheets as of March 31, 2022 and June 30, 2022. This adjustment did not have any effect on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income or condensed consolidated statements of cash flows. We concluded this adjustment was not material to the interim condensed consolidated financial statements (unaudited) for either the current or prior periods.

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

Other Expense (Income), Net - Other expense (income), net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the three and nine-month periods ended September 30, 2022, we recognized losses of $30.0 million and $114.3 million, respectively, related to our investment in ZimVie. The initial value of our investment was based upon our 19.7 percent share of the carrying value of net assets transferred to ZimVie on the separation date. At September 30, 2022 we valued our investment at fair value based upon ZimVie’s share price on that date, less a discount to reflect that the shares are not registered.

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

4. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
United States	$973.0	$942.6	$2,931.8	$2,835.9
International	696.8	742.8	2,183.0	2,214.2
Total	$1,669.8	$1,685.4	$5,114.8	$5,050.1

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Knees	$657.0	$647.9	$2,024.7	$1,927.8
Hips	468.0	453.9	1,406.2	1,375.4
S.E.T.	409.4	437.6	1,272.6	1,317.3
Other	135.4	146.0	411.3	429.6
Total	$1,669.8	$1,685.4	$5,114.8	$5,050.1

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

5. Restructuring

In December 2021, we initiated a new global restructuring program (the “2021 Restructuring Plan”) to reorganize our operations in preparation for the planned spinoff of ZimVie with an objective of reducing costs. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $220 million and reduce gross annual pre-tax operating expenses by approximately $190 million by the end of 2024 as program benefits are realized. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The restructuring charges incurred in the three and nine-month periods ended September 30, 2022 primarily related to employee termination benefits, sales agent contract terminations, consulting fees and project management expenses. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2022	$10.4	$10.7	$1.4	$22.5

Balance, December 31, 2021	$19.5	$2.3	$10.3	$32.1
Expenses incurred in the nine months ended September 30, 2022	41.0	39.2	12.6	92.8
Cash payments	(48.3)	(22.7)	(20.1)	(91.1)
Foreign currency exchange rate changes	(0.2)	(0.1)	-	(0.3)
Balance, September 30, 2022	$12.0	$18.7	$2.8	$33.5

Expense incurred since the start of the 2021 Restructuring Plan	$60.5	$41.5	$22.9	$124.9

Expense estimated to be recognized for the 2021 Restructuring Plan	$70.0	$100.0	$50.0	$220.0

In December 2019, we initiated a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million and reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million by the end of 2023 as program benefits are realized. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs. The restructuring charges incurred in the three and nine-month periods ended September 30, 2022 primarily related to distributor contract terminations, consulting and project management. The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2022	$1.8	$0.1	$6.6	$8.5

Balance, December 31, 2021	$14.8	$16.5	$-	$31.3
Expenses incurred in the nine months ended September 30, 2022	1.5	1.3	26.2	29.0
Cash payments	(2.9)	(6.6)	(12.4)	(21.9)
Foreign currency exchange rate changes	(2.3)	(0.9)	(1.0)	(4.2)
Balance, September 30, 2022	$11.1	$10.3	$12.8	$34.2

Expense incurred since the start of the 2019 Restructuring Plan	$80.7	$35.6	$120.7	$237.0

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$180.0	$375.0

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

6. Inventories

	September 30,	December 31,
	2022	2021
	(in millions)
Finished goods	$1,677.8	$1,729.2
Work in progress	222.1	175.5
Raw materials	228.7	243.3
Inventories	$2,128.6	$2,148.0

7. Property, Plant and Equipment

	September 30,	December 31,
	2022	2021
	(in millions)
Land	$19.1	$20.1
Buildings and equipment	2,068.4	2,086.0
Capitalized software costs	503.6	454.9
Instruments	3,615.1	3,460.4
Construction in progress	138.2	116.3
	6,344.4	6,137.7
Accumulated depreciation	(4,542.8)	(4,301.1)
Property, plant and equipment, net	$1,801.6	$1,836.6

We had $20.3 million and $10.3 million of property, plant and equipment included in accounts payable as of September 30, 2022 and December 31, 2021, respectively.

8. Acquisitions

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the next two years.

The goodwill related to this acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill is related to the operational synergies we expect to achieve from combining the companies and the cash flows from future, undefined, development projects. The goodwill is included in the Americas operating segment and the Americas CMFT reporting unit. A portion of the goodwill is expected to be deductible for U.S. income tax purposes. This goodwill was the only significant activity for our consolidated goodwill balance in the nine-month period ended September 30, 2022 other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocation as of September 30, 2022 is preliminary. We need additional time to evaluate the tax attributes of the transaction, which may change the recognized assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Current assets	$3.8
Intangible assets subject to amortization:
Technology	42.8
Customer relationships	12.3
Goodwill	50.8
Other assets	2.4
Total assets acquired	112.1
Current liabilities	1.1
Total liabilities assumed	1.1
Net assets acquired	$111.0

The amortization periods selected for technology and customer relationships were 10 years and 4 years, respectively.

We have not included pro forma information and certain other information under GAAP for this acquisition because it did not have a material impact on our financial position or results of operations.

9. Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2022	2021
Current portion of long-term debt
3.150% Senior Notes due 2022	$-	$750.0
Japan Term Loan A due 2022	-	101.6
Japan Term Loan B due 2022	-	184.9
1.414% Euro Notes due 2022	489.8	568.6
Short-Term Term Loan	83.0	-
3.700% Senior Notes due 2023	86.3	-
Total current portion of long-term debt	$659.1	$1,605.1
Long-term debt
3.700% Senior Notes due 2023	-	86.3
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	489.8	568.6
1.164% Euro Notes due 2027	489.8	568.6
Debt discount and issuance costs	(31.7)	(36.4)
Adjustment related to interest rate swaps	(179.8)	(10.5)
Total long-term debt	$5,055.2	$5,463.7

At September 30, 2022, our total current and non-current debt of $5.7 billion consisted of $5.8 billion aggregate principal amount of our senior notes, which included €1.5 billion Euro-denominated senior notes (“Euro Notes”), and an $83.0 million borrowing under a short-term credit agreement (the "Short-Term Term Loan"), partially offset by debt discount and issuance costs of $31.7 million and fair value adjustments related to interest rate swaps totaling $179.8 million.

On September 22, 2022, we used cash on hand to redeem the full ¥11.7 billion and ¥21.3 billion outstanding principal amounts of our Japanese Term Loan A and Japanese Term Loan B, respectively.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under the Short-Term Term Loan with a third-party financial institution, the proceeds of which will be used to redeem a portion of the 1.414% Euro Notes that mature on December 13, 2022. As more fully described in Note 2, the Short-Term Term Loan is expected to be settled in the first quarter of 2023.

On March 18, 2022, we redeemed the full $750.0 million outstanding principal amount of our 3.150% Senior Notes due April 1, 2022. A $100.0 million draw under the 2021 Five-Year Revolving Facility (as defined below), together with cash on hand, were used to redeem these notes. $540.6 million of this cash on hand came from the dividend paid by ZimVie to Zimmer Biomet at separation. In total, in the nine-month period ended September 30, 2022 we borrowed and subsequently repaid $220.0 million under the 2021 Five-Year Revolving Facility to pay off debt, complete an acquisition and for other obligations.

In the nine-month period ended September 30, 2021, we redeemed $200.0 million outstanding principal amount of our floating rate notes due 2021 and $300.0 million on senior notes due 2021.

On August 19, 2022, we entered into a new five-year revolving credit agreement (the “2022 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2022 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2022 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2022 Five-Year Revolving Facility”). The 2022 Five-Year Credit Agreement replaces the previous revolving credit agreement (the “2021 Five-Year Credit Agreement”), which contained a five-year unsecured multicurrency revolving facility of $1.5 billion (the “2021 Five-Year Revolving Facility”). There were no borrowings outstanding under the 2021 Five-Year Credit Agreement at the time it was terminated.

The 2022 Five-Year Credit Agreement will mature on August 19, 2027, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2022 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.

Borrowings under the 2022 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted Term secured overnight financing rate (“SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 Five-Year Credit Agreement as of September 30, 2022. As of September 30, 2022, there were no outstanding borrowings under the 2022 Five-Year Credit Agreement.

The 2022 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2022 364-Day Revolving Facility”). The 2022 364-Day Revolving Credit Agreement replaced a credit agreement entered into on August 20, 2021, which was also a 364- day unsecured revolving credit facility of $1.0 billion (the “2021 364-Day Revolving Facility”). There were no borrowings outstanding under the 2021 364-Day Revolving Facility when it was terminated.

The 2022 364-Day Revolving Facility will mature on August 18, 2023. Borrowings under the 2022 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 364-Day Revolving Credit Agreement as of September 30, 2022. As of September 30, 2022, there were no outstanding borrowings under the 2022 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of September 30, 2022, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $5,263.3 million.

10. Accumulated Other Comprehensive Income

Accumulated other comprehensive income (loss) (“AOCI”) refers to certain gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are initially recorded as an adjustment to stockholders’ equity. Amounts in AOCI may be reclassified to net earnings upon the occurrence of certain events.

Our AOCI is comprised of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and unrecognized prior service costs and gains and losses in actuarial assumptions related to our defined benefit plans. Foreign currency translation adjustments are reclassified to net earnings upon sale or upon a complete or substantially complete liquidation of an investment in a foreign entity. In the nine-month period ended September 30, 2022, due to the spinoff of ZimVie, certain foreign entities were completely liquidated. In a pro rata spinoff of consolidated subsidiaries’ assets and liabilities, the distribution of these net assets is recognized through equity instead of net earnings. Therefore, the foreign currency translation adjustments of those entities that were completely liquidated were reclassified to retained earnings. Similarly, we had entered into instruments designated as net investment hedges against certain of these same foreign entities. We reclassified the portion of the net investment hedge gains (losses) deferred in foreign currency translation adjustments related to those entities to retained earnings. Unrealized gains and losses on cash flow hedges are reclassified to net earnings when the hedged item affects net earnings. Amounts related to defined benefit plans that are in AOCI are reclassified over the service periods of employees in the plan.

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2021	$(107.1)	$32.1	$(156.6)	$(231.6)
AOCI before reclassifications	(186.4)	133.2	-	(53.2)
Reclassifications to statements of earnings	-	(28.4)	7.2	(21.2)
Spinoff of ZimVie Inc.	35.2	-	-	35.2
Reclassifications of net investment hedges to retained earnings	25.9	-	-	25.9
Balance at September 30, 2022	$(232.4)	$136.9	$(149.4)	$(244.9)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2022	2021	2022	2021	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$17.0	$(1.6)	$33.6	$(3.2)	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.6)	(0.5)	Interest expense, net
	16.8	(1.8)	33.0	(3.7)	Total before tax
	2.4	(0.2)	4.6	(0.3)	Provision (benefit) for income taxes
	$14.4	$(1.6)	$28.4	$(3.4)	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$(4.7)	$(7.4)	$(9.4)	$(7.1)	Other (expense) income, net
	(1.0)	(1.7)	(2.2)	(1.8)	(Benefit) provision for income taxes
	$(3.7)	$(5.7)	$(7.2)	$(5.3)	Net of tax
Total reclassifications	$10.7	$(7.3)	$21.2	$(8.7)	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(71.0)	$24.6	$(95.6)	$(109.9)	$76.5	$(186.4)
Unrealized cash flow hedge gains	64.2	10.3	53.9	164.4	31.2	133.2
Reclassification adjustments on cash flow hedges	(16.8)	(2.4)	(14.4)	(33.0)	(4.6)	(28.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	4.7	1.0	3.7	9.4	2.2	7.2
Total Other Comprehensive (Loss) Income	$(18.9)	$33.5	$(52.4)	$30.9	$105.3	$(74.4)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(25.2)	$11.7	$(36.9)	$(42.9)	$26.7	$(69.6)
Unrealized cash flow hedge gains	23.0	4.5	18.5	70.9	10.3	60.6
Reclassification adjustments on cash flow hedges	1.8	0.2	1.6	3.7	0.3	3.4
Adjustments to prior service cost and unrecognized actuarial assumptions	7.4	1.7	5.7	7.1	1.8	5.3
Total Other Comprehensive Income (Loss)	$7.0	$18.1	$(11.1)	$38.8	$39.1	$(0.3)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities related to continuing operations are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$160.7	$-	$160.7	$-
Cross-currency interest rate swaps	33.2	-	33.2	-
Derivatives not designated as hedges, current and long-term
Forward Exchange Agreement	3.0	-	3.0	-
Investment in ZimVie	48.1	48.1	-	-
Total Assets	$245.0	$48.1	$196.9	$-

Liabilities
Derivatives designated as hedges, current and long-term
Cross-currency interest rate swaps	$2.4	$-	$2.4	$-
Interest rate swaps	179.8	-	179.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	2.5	-	2.5	-
Contingent payments related to acquisitions	21.1	-	-	21.1
Total Liabilities	$205.8	$-	$184.7	$21.1

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$52.4	$-	$52.4	$-
Cross-currency interest rate swaps	23.0	-	23.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.1	-	1.1	-
Total Assets	$76.5	$-	$76.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Cross-currency interest rate swaps	3.4	-	3.4	-
Interest rate swaps	10.5	-	10.5	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.5	-	1.5	-
Contingent payments related to acquisitions	35.6	-	-	35.6
Total Liabilities	$51.3	$-	$15.7	$35.6

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

In connection with the spinoff, we retained approximately 5.1 million unregistered common shares of ZimVie, representing 19.7 percent of ZimVie's common stock on the separation date. At each reporting date, we value these shares based upon the market share price of ZimVie less a discount to reflect that the shares are not registered.

The value of the Forward Exchange Agreement is based upon the historical volume-weighted average price of ZimVie stock since the inception of the agreement with simulations of how the ZimVie stock might perform until the settlement date.

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

The following table provides a reconciliation of the beginning and ending balances of items related to continuing operations measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2021	$35.6
Change in estimates	(7.5)
Settlements	(7.0)
Ending balance September 30, 2022	$21.1

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

As of September 30, 2022 and December 31, 2021, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Long-term debt	$816.0	$985.2	$(179.8)	$(10.5)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2022 was $24.8 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2022, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 300 million, Japanese Yen 24.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the nine-month period ended September 30, 2022,

€525 million of these cross-currency interest rate swaps matured at a gain of $52.1 million. In the nine-month period ended September 30, 2022, ¥7 billion of these cross-currency swaps were terminated at a gain of $12.8 million. The settlement of these gains with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2022, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2022 through February 2025. As of September 30, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,102.9 million. As of September 30, 2022, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $368.5 million.

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

As discussed in Note 2, we entered into the Forward Exchange Agreement as part of our pledge to transfer our ZimVie shares to a third-party financial institution in the first quarter of 2023.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our condensed consolidated statements of earnings, condensed consolidated statements of comprehensive income and condensed consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2022	2021	2022	2021	Statements of Earnings	2022	2021	2022	2021
Foreign exchange forward contracts	$64.2	$23.0	$164.4	$70.9	Cost of products sold	$17.0	$(1.6)	$33.6	$(3.2)
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.6)	(0.5)
	$64.2	$23.0	$164.4	$70.9		$16.8	$(1.8)	$33.0	$(3.7)

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2022, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $165.1 million, or $136.9 million after taxes, which is deferred in AOCI. A gain of $109.0 million, or $91.4 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$488.2	$(42.3)	$491.4	$(52.6)	$1,499.2	$(122.2)	$1,423.9	$(159.6)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	-	-	1.5	-	-	-	3.1
Interest rate swaps	-	(2.0)	-	3.2	-	2.0	-	3.2
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	17.0	-	(1.6)	-	33.6	-	(3.2)	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.6)	-	(0.5)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	3.4	-	7.2	-	15.3	-	31.0

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2022	2021	2022	2021
Foreign exchange forward contracts	Other (expense) income, net	$(10.0)	$4.5	$(25.2)	$(3.2)
Forward Exchange Agreement	Other (expense) income, net	3.0	-	3.0	-

These gains/(losses) do not reflect offsetting gains of $5.4 million in the three-month period ended September 30, 2022, offsetting losses of $5.3 million in the three-month period ended September 30, 2021, offsetting gains of $13.9 million in the nine-month period ended September 30, 2022, and offsetting losses of $1.0 million in the nine-month period ended September 30, 2021, recognized in other (expense) income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2022 and December 31, 2021, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2022		As of December 31, 2021
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$131.4	Other current assets	$42.3
Cross-currency interest rate swaps	Other current assets	22.8	Other current assets	16.3
Foreign exchange forward contracts	Other assets	49.7	Other assets	20.9
Cross-currency interest rate swaps	Other assets	10.4	Other assets	6.7
Total asset derivatives		$214.3		$86.2

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$1.4
Forward Exchange Agreement	Other current assets	3.0	Other current assets	-

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$16.0	Other current liabilities	$9.6
Cross-currency interest rate swaps	Other current liabilities	0.2	Other current liabilities	0.1
Foreign exchange forward contracts	Other long-term liabilities	4.4	Other long-term liabilities	1.5
Cross-currency interest rate swaps	Other long-term liabilities	2.2	Other long-term liabilities	3.3
Interest rate swaps	Other long-term liabilities	179.8	Other long-term liabilities	10.5
Total liability derivatives		$202.6		$25.0

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$2.5	Other current liabilities	$1.8

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2022			As of December 31, 2021
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$131.4	$16.0	$115.4	$42.3	$9.5	$32.8
Cash flow hedges	Other assets	49.7	4.4	45.3	20.9	1.3	19.6
Derivatives Not Designated as Hedges	Other current assets	-	-	-	1.4	0.3	1.1

Liability Derivatives
Cash flow hedges	Other current liabilities	16.0	16.0	-	9.6	9.5	0.1
Cash flow hedges	Other long-term liabilities	4.4	4.4	-	1.5	1.3	0.2
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	1.8	0.3	1.5

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2022	2021	2022	2021
Euro Notes	$98.7	$40.5	$236.4	$96.9
Cross-currency interest rate swaps	24.3	16.4	76.0	54.0
	$123.0	$56.9	$312.4	$150.9

13. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organization for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $130 million decrease to a $20 million increase.

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

The IRS has proposed adjustments for tax years 2013-2015 relating to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and reallocating profits between certain of our U.S. and foreign subsidiaries. This includes a proposed increase to our U.S. Federal taxable income, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties related to our cost sharing agreement. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement. We do not expect changes to our reserves relative to these matters within the next twelve months. We are vigorously contesting the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020. The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a "step-up" for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. This resulted in the recording of a deferred tax asset for future deductions of tax goodwill. In the three- month period ended September 30, 2022 we reached final agreement with Swiss authorities for certain tax years. The result of this agreement was an increase in the TRAF deferred tax asset and a corresponding net $59 million tax benefit. We also recognized a net $22 million tax benefit associated with closing certain tax years.

The Inflation Reduction Act of 2022 (the "2022 IRA") was signed into law on August 16, 2022, and includes a new U.S. federal alternative minimum tax, stock buyback excise tax, and tax incentives for energy and climate initiatives, among other provisions. We considered the applicable tax law changes, and there is no material impact to our tax provision for the three and nine-month periods ended September 30, 2022. We will continue to evaluate the impact of these tax law changes on future periods.

In the three and nine-month periods ended September 30, 2022, our effective tax rate (“ETR”) was negative 9.3 percent and positive 11.9 percent, respectively, compared to positive 14.8 percent and positive 14.2 percent in the three and nine-month periods ended September 30, 2021, respectively. The negative 9.3 percent and 11.9 percent ETR in the three and nine-month periods ended September 30, 2022, respectively, was primarily driven by a favorable tax audit settlement and finalization of the Swiss TRAF step-up, which was partially offset by the loss on our investment in ZimVie which is not deductible for tax purposes. The 14.8 percent ETR in the three-month period ended September 30, 2021, was primarily driven by the foreign rate differential as our foreign locations have lower tax rates than the U.S. and favorable return to provision changes in estimate, partially offset by unfavorable tax rate changes. The 14.2 percent ETR in the nine-month period ended September 30, 2021, was the result of the foreign rate differential, favorable return to provision changes in estimate, unfavorable tax rate changes, favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares outstanding for basic net earnings per share	209.8	208.8	209.5	208.5
Effect of dilutive stock options and other equity awards	0.5	1.8	0.7	2.0
Weighted average shares outstanding for diluted net earnings per share	210.3	210.6	210.2	210.5

During the three and nine-month periods ended September 30, 2022, an average of 6.4 million options and 4.4 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During each of the three and nine-month periods ended September 30, 2021, an average of 2.0 million options and 0.9 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Our CODM does not review asset information by operating segment. Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	$1,045.1	$1,009.3	$430.8	$422.2
EMEA	319.3	354.5	80.2	86.9
Asia Pacific	305.4	321.6	100.5	106.7
Total	$1,669.8	$1,685.4
Corporate items			(234.7)	(240.6)
Intangible asset amortization			(131.5)	(132.2)
Operating profit			$245.3	$243.0

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Americas	$3,142.1	$3,013.7	$1,309.6	$1,254.7
EMEA	1,079.1	1,065.7	284.3	261.0
Asia Pacific	893.6	970.7	301.8	325.9
Total	$5,114.8	$5,050.1
Corporate items			(772.8)	(700.1)
Intangible asset amortization			(395.3)	(398.7)
Intangible asset impairment			(3.0)	(16.3)
Operating profit			$724.6	$726.5

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

During the three and nine-month periods ended September 30, 2022, we recognized an insignificant amount and a loss of $34.7 million, respectively, of net litigation-related accrual adjustments. For the three and nine-month periods ended September 30, 2021, net litigation related-charges were $47.8 million and $58.5 million, respectively. At September 30, 2022 and December 31, 2021, accrued litigation liabilities were $373.0 million and $409.3 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.

Litigation

Durom Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and revision of the device. We have settled the majority of the claims in the U.S., but lawsuits are still pending in various foreign jurisdictions and additional claims may be asserted in the future. The majority of claims outside the U.S. are pending in Germany, Netherlands and Italy.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation). Other related cases are pending in various state and federal courts, and additional lawsuits may be filed. The parties attended a mediation in February 2022, at which a settlement in principle was reached that would resolve substantially all MDL cases and certain state court cases. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

Biomet metal-on-metal hip implant claims: Biomet is a defendant in a number of product liability lawsuits relating to metal-on-metal hip implants, most of which involve the M2a-Magnum hip system. Cases were originally consolidated in an MDL in the U.S. District Court for the Northern District of Indiana (In Re: Biomet M2a Magnum Hip Implant Product Liability Litigation), but the majority of the claims in the U.S. have been settled. Trials may still occur in the future, and although each case will be tried on its particular facts, a verdict and subsequent final judgment for the plaintiff in one or more of these cases could have a substantial impact on our potential liability. Lawsuits are pending in various foreign jurisdictions and additional claims are expected to be asserted. We continue to refine our estimates of the potential liability to resolve the remaining claims and lawsuits. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of September 30, 2022, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $400 million.

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

Executive Level Overview

Impact of the COVID-19 Global Pandemic

Our results continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures that have typically declined during surges of the virus as governments and healthcare systems take actions in an effort to prevent the spread and provide sufficient hospital beds and other resources for COVID-19 patients. Additionally, we believe that staffing shortages at hospitals have contributed to the deferral of elective surgical procedures. In the nine-month period ended September 30, 2022, the Omicron variant resulted in fewer elective surgical procedures earlier in the year, but then we saw recovery in procedures as the surge began to subside later in the first quarter and through the second quarter. In the third quarter of 2022, we continued to see improved recovery in the number of elective surgical procedures performed.

Results for the Three and Nine-Month Periods ended September 30, 2022

Our net sales decreased by 0.9 percent and increased by 1.3 percent in the three and nine-month periods ended September 30, 2022, respectively, when compared to the same prior year periods. Our net sales in the three and nine-month periods ended September 30, 2022 were tempered by a negative 5.9 percent and a negative 4.7 percent effect, respectively, from changes in foreign currency exchange rates on year-over-year sales. We continued to see the return of elective surgical procedures across most markets when compared to the prior year three-month period being negatively affected by the Delta variant and staffing shortages at hospitals and the prior year nine-month period being negatively affected by a surge of the COVID-19 virus in early 2021 before vaccines were widely available and later in the period by the Delta variant. Our net earnings were $194.0 million and $361.9 million in the three and nine-month periods ended September 30, 2022, respectively, compared to $145.6 million and $485.6 million in the same prior year periods, respectively. The increase in net earnings in the three-month period ended September 30, 2022 when compared to the same prior year period was driven by a decline in litigation-related expenses of $48.8 million in the three-month period ended September 30, 2022 when compared to the same 2021 period, and a tax benefit of approximately $81 million recognized in the 2022 period from a final agreement with Swiss authorities for certain tax years. The decline in net earnings in the nine-month period ended September 30, 2022 when compared to the same prior year period was primarily due to losses from discontinued operations from costs related to the ZimVie spinoff, an unrealized investment loss of $114.3 million due to a decline in the value of our investment in ZimVie, higher restructuring charges, and higher spending in travel, medical training and education and other areas as certain activities started to return to pre-pandemic levels. These favorable factors were partially offset by the fact that the 2021 period included $65.0 million of charges related to certain agreements we entered into to gain access to or acquire third-party in-process research and development (“IPR&D”) projects.

2022 Outlook

In the fourth quarter, we believe that COVID-19 and staffing shortages will continue to negatively affect net sales, but to a lesser degree than what we experienced in 2021 and early 2022. However, we estimate that if foreign currency exchange rates stay at recent levels, net sales in the fourth quarter when compared to the same prior year period will be negatively affected in the mid-single digits. For expenses, we expect that supply chain and inflation pressures will result in higher expenses when compared to 2021. However, we anticipate these higher expenses will be partially offset by savings from our restructuring programs. We continue to monitor for further consequences of continuing uncertainty relating to the Russian invasion of Ukraine, China-Taiwan relations and other adverse global events, any of which could change our outlook.

Results of Operations

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic); and Other. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and many of our competitors publicly report in this manner. Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. This seasonal pattern was disrupted in 2020 and 2021 due to COVID-19 as our net sales were influenced by the infection levels and precautions taken to prevent the spread in a particular location. We estimate our 2022 results have started to return to pre-pandemic seasonal patterns.

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2022	2021	% Inc / (Dec)
United States	$973.0	$942.6	3.2%
International	696.8	742.8	(6.2)
Total	$1,669.8	$1,685.4	(0.9)

	Nine Months Ended
	September 30,
	2022	2021	% Inc / (Dec)
United States	$2,931.8	$2,835.9	3.4%
International	2,183.0	2,214.2	(1.4)
Total	$5,114.8	$5,050.1	1.3

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2022	2021	% Inc / (Dec)
Knees	$657.0	$647.9	1.4%
Hips	468.0	453.9	3.1
S.E.T.	409.4	437.6	(6.4)
Other	135.4	146.0	(7.2)
Total	$1,669.8	$1,685.4	(0.9)

	Nine Months Ended
	September 30,
	2022	2021	% Inc / (Dec)
Knees	$2,024.7	$1,927.8	5.0%
Hips	1,406.2	1,375.4	2.2
S.E.T.	1,272.6	1,317.3	(3.4)
Other	411.3	429.6	(4.3)
Total	$5,114.8	$5,050.1	1.3

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Inc / (Dec)	2022	2021	% Inc
Knees
United States	$389.7	$363.1	7.3%	$1,167.6	$1,083.9	7.7%
International	267.3	284.8	(6.2)	857.1	843.9	1.6
Total	$657.0	$647.9	1.4	$2,024.7	$1,927.8	5.0
Hips
United States	$235.6	$223.6	5.3%	$707.7	$682.3	3.7%
International	232.4	230.3	0.9	698.5	693.1	0.8
Total	$468.0	$453.9	3.1	$1,406.2	$1,375.4	2.2

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 6.4 percent and 7.4 percent on year-over-year sales during the three and nine-month periods ended September 30, 2022, respectively. We saw recovery of elective surgical procedures, most notably in international markets, driving volume growth.

Pricing Trends

Global selling prices had negative effects of 1.4 percent on year-over-year sales during both the three and nine-month periods ended September 30, 2022. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. Additionally, pricing was negatively affected in China by a nationwide volume-based procurement (“VBP”) process being implemented.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2022, changes in foreign currency exchange rates had negative effects of 5.9 percent and 4.7 percent, respectively, on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 5.5 percent on full-year 2022 sales.

Geography

The 3.2 percent and 3.4 percent net sales growth in the U.S. in the three and nine-month periods ended September 30, 2022, respectively, was driven by recovery in surgical procedures as COVID-19 cases subsided, especially in the Knees and Hips categories. Internationally, net sales declined by 6.2 percent and 1.4 percent during the three and nine-month periods ended September 30, 2022, respectively. This decline was driven by the negative impacts on International sales of 13.5 percent and 10.6 percent in the three and nine-month periods ended September 30, 2022, respectively, due to changes in foreign currency exchange rates. Absent the effect of changes in foreign currency exchange rates, most of our markets internationally experienced demand (volume and mix) growth from recovery in surgical procedures.

Product Categories

Knees and Hips net sales grew 1.4 percent and 3.1 percent, respectively, in the three-month period ended September 30, 2022, respectively, when compared to the same prior year period. In the nine-month period ended September 30, 2022, Knees and Hips net sales grew 5.0 percent and 2.2 percent, respectively, when compared to the same prior year period. The net sales increases were due to the recovery in elective surgical procedures and new product introductions. Knees net sales were negatively affected by 5.8 percent and 4.8 percent in the three and nine-month periods ended September 30, 2022, respectively, due to changes in foreign currency exchange rates. Hips net sales were negatively affected by 7.4 percent and 5.7 percent in the three and nine-month periods ended September 30, 2022, respectively, due to changes in foreign currency exchange rates. S.E.T. net sales declines were due to the negative effects of changes in foreign currency exchange rates, lower trauma product net sales partially due to VBP implementation and unfavorable changes in reimbursement for certain restorative therapy products.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2022	2021	(Dec)	2022	2021	(Dec)
Cost of products sold, excluding intangible asset amortization	29.2%	29.2%	-%	29.3%	28.2%	1.1%
Intangible asset amortization	7.9	7.8	0.1	7.7	7.9	(0.2)
Research and development	6.1	5.6	0.5	5.8	6.7	(0.9)
Selling, general and administrative	39.2	40.6	(1.4)	39.8	40.4	(0.6)
Intangible asset impairment	-	-	-	0.1	0.3	(0.2)
Restructuring and other cost reduction initiatives	1.7	1.3	0.4	2.5	1.2	1.3
Quality remediation	0.5	0.7	(0.2)	0.4	0.6	(0.2)
Acquisition, integration, divestiture and related	0.7	0.4	0.3	0.2	0.2	-
Operating profit	14.7	14.4	0.3	14.2	14.4	(0.2)

Cost of products sold as a percentage of net sales was flat for the three-month period ended September 30, 2022 compared to the same prior year period. In the 2022 period, costs of products sold as a percentage of net sales increased due to inflationary cost pressures and lower average selling prices. However, these unfavorable items were partially offset by hedge gains recognized in the current year period as part of our hedging program compared to hedge losses in the prior year period, as well as the fact that the 2021 period experienced lower than normal production at certain facilities which resulted in fixed overhead costs being expensed immediately.

The increase in cost of products sold as a percentage of net sales for the nine-month period ended September 30, 2022 compared to the same prior year period was primarily due to inflationary cost pressures and lower average selling prices. These unfavorable items were partially offset by hedge gains recognized in the current year period as part of our hedging program compared to hedge losses in the prior year period.

Intangible asset amortization expense was similar in both amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2022 when compared to the same prior year periods.

R&D expenses increased in amount and as a percentage of net sales in the three-month period ended September 30, 2022, but decreased in amount and as a percentage of sales in the nine-month period ended September 30, 2022 when compared to the same prior year periods. In the three-month period ended September 30, 2022, the increase was driven by higher personnel-related costs and higher spending on our initial compliance with the European Union Medical Device Regulation. In the nine-month period ended September 30, 2022, the decline was due to certain agreements we entered into in the prior year period to gain access to or acquire third-party IPR&D projects that resulted in charges of $65.0 million. We did not enter into any similar agreements in the current year period.

Selling, general and administrative (“SG&A”) expenses decreased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2022 when compared to the same prior year periods. The decline in the three-month period ended September 30, 2022 was a result of a decline in litigation-related expenses of $48.8 million when compared to the 2021 period, and from savings from our 2021 Restructuring Plan.

The decline in the nine-month period ended September 30, 2022 was primarily due to a decline in litigation-related expenses of $23.8 million when compared to the 2021 period, and from savings from our 2021 Restructuring Plan. These favorable factors were partially offset by increased bad debt charges primarily caused by the Russia/Ukraine conflict, and higher travel and medical training and education costs in the 2022 period as some of such activities have resumed as the pandemic has receded.

As a result of the invasion of Ukraine by Russia, economic sanctions and export controls were imposed by much of the world on Russian financial institutions and businesses. Our operations in Russia consist primarily of local commercial activities, including sales and customer support. We do not have direct operations in Ukraine. Our net sales in Russia and Ukraine for the year ended December 31, 2021 and three and nine-month periods ended September 30, 2022 were less than 1 percent of our consolidated net sales. Therefore, the ongoing conflict and economic sanctions are not expected to have a significant effect on our results of operations or financial position. The bad debt charges for expected credit losses in Russia and Ukraine resulted in a significant portion of our accounts receivable from customers in these countries being impaired. In addition to accounts receivable, we also have inventory and instruments that could require impairment if our business in Russia deteriorates more than our current expectations; however, any such amounts are not expected to be material. See Part II, Item 1A “Risk Factors” for additional risks related to this conflict.

In December of 2021 and 2019, we initiated restructuring programs. The December 2021 restructuring program is intended to reorganize our operations due to the spinoff of ZimVie with an objective of reducing costs. The December 2019 restructuring program has an objective of reducing costs to allow us to invest in higher priority growth opportunities. We recognized expenses of $28.3 million and $22.5 million in the three-month periods ended September 30, 2022 and 2021, respectively, and $129.2 million and $62.6 million in the nine-month periods ended September 30, 2022 and 2021, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in the 2022 periods due to additional expenses from the December 2021 restructuring program that had just been initiated. For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We continue to incur quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related increased in the three-month period ended September 30, 2022 and decreased in the nine-month period ended September 30, 2022 when compared to the same prior year periods. The increase in the three-month period ended September 30, 2022 was primarily due to an impairment of a leased asset that was historically utilized by ZimVie, but was assigned back to us post-separation. The decline in the nine-month period ended September 30, 2022 was primarily due to a reduction in contingent consideration liabilities from previous acquisitions.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended September 30, 2022 we incurred a loss of $25.4 million in our other (expense) income, net financial statement line item compared to a gain of $0.3 million in the same prior year period. The loss was primarily due to a $30.0 million loss on our investment in ZimVie. In the nine-month period ended September 30, 2022 we incurred a loss of $124.1 million in our other (expense) income, net financial statement line item compared to a gain of $16.0 million in the same prior year period. The loss was primarily due to a $114.3 million loss on our investment in ZimVie.

Interest expense, net, decreased in the three and nine-month periods ended September 30, 2022 when compared to the same prior year periods. The declines were primarily from using debt that we issued in the fourth quarter of 2021, along with cash on hand, to repurchase portions of outstanding notes with higher interest rates. Additionally, interest expense, net was lower due to additional debt paydown.

In the three and nine-month periods ended September 30, 2022, our effective tax rate (“ETR”) was negative 9.3 percent and positive 11.9 percent, respectively, compared to positive 14.8 percent and positive 14.2 percent in the three and nine-month periods ended September 30, 2021, respectively. The negative 9.3 percent and 11.9 percent ETR in the three and nine-month periods ended September 30, 2022, respectively, was primarily driven by a favorable tax audit settlement and finalization of the Swiss TRAF step-up, which was partially offset by the loss on our investment in ZimVie which is not deductible for tax purposes. The 14.8 percent ETR in the three-month period ended September 30, 2021, was primarily driven by the foreign rate differential as our foreign locations have lower tax rates than the U.S. and favorable changes in our return to provision estimates, partially offset by unfavorable tax rate changes. The 14.2 percent ETR in the nine-month period ended September 30, 2021, was the result of the foreign rate differential, favorable return to provision changes in estimate, unfavorable tax rate changes, favorable discrete adjustments from the filing of Swiss tax returns and an excess tax benefit related to stock-based compensation. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021	2022	2021
Americas	$1,045.1	$1,009.3	$430.8	$422.2	41.2%	41.8%
EMEA	319.3	354.5	80.2	86.9	25.1	24.5
Asia Pacific	305.4	321.6	100.5	106.7	32.9	33.2

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2022	2021	2022	2021	2022	2021
Americas	$3,142.1	$3,013.7	$1,309.6	$1,254.7	41.7%	41.6%
EMEA	1,079.1	1,065.7	284.3	261.0	26.3	24.5
Asia Pacific	893.6	970.7	301.8	325.9	33.8	33.6

Americas

In the Americas, operating profit increased in the three and nine-month periods ended September 30, 2022 when compared to the same prior year periods due to higher net sales driven by continued recovery of elective surgical procedures. In the three-month period ended September 30, 2022, operating profit as a percentage of net sales declined when compared to the same prior year period due to higher R&D costs. In the nine-month period ended September 30, 2022, operating profit as a percentage of net sales increased slightly as savings from our restructuring programs offset higher R&D costs.

EMEA

In EMEA, operating profit declined in the three-month period ended September 30, 2022 when compared to the same prior year period, but increased in the nine-month period ended September 30, 2022 when compared to the same prior year period. Operating profit declined in the 2022 three-month period primarily due to the decline in net sales from changes in foreign currency exchange rates and higher bad debt expense. However, operating profit as a percentage of net sales increased in the 2022 three-month period due to our hedging program as we recognized hedge gains, which minimized the negative effects on segment operating profit. In the 2022 nine-month period operating profit and operating profit as a percentage of net sales increased due to an increase in net sales, savings from our restructuring programs and hedge gains from our hedging programs more than offset higher bad debt, travel and medical training and education expenses.

Asia Pacific

In Asia Pacific, operating profit decreased in both the three and nine-month periods ended September 30, 2022 when compared to the same prior year periods while operating profit as a percentage of net sales changed minimally in the 2022 periods when compared to the same prior year periods. The Asia Pacific declines in operating profit were primarily driven by lower net sales due to changes in foreign currency exchange rates and by the China government implementing a nationwide volume-based procurement process in 2022. These unfavorable factors were partially offset by savings from our restructuring programs and hedge gains from our hedging programs. In addition, in the 2022 nine-month period, China experienced lockdowns in the first quarter that negatively affected net sales.

Liquidity and Capital Resources

As of September 30, 2022, we had $545.4 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2022 364-Day Credit Agreement that matures on August 18, 2023, and $1.5 billion available under our 2022 Five-Year Revolving Facility that matures on August 19, 2027. The terms of the 2022 364-Day Credit Agreement and the 2022 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $1,112.0 million in the nine-month period ended September 30, 2022, compared to $1,066.7 million in the same prior year period. The increase in the 2022 period was driven by lower investments in inventory when compared to the 2021 period as well as the 2021 period included payments related to certain IPR&D agreements. These favorable cash flows were partially offset by increased payments under our restructuring programs in the nine-month period ended September 30, 2022 when compared to the same prior year period.

Cash flows used in investing activities from continuing operations were $409.5 million in the nine-month period ended September 30, 2022, compared to $319.3 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, optimization of our manufacturing and logistics networks and investments in enterprise resource planning software. The nine-month period ended September 30, 2022 also reflects investments for an acquisition as well as other investments for acquiring intellectual property related to products that have been commercialized.

Cash flows used in financing activities from continuing operations were $462.3 million in the nine-month period ended September 30, 2022, compared to $650.2 million in the same prior year period. At the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with borrowings on our 2021 Five-Year Revolving Facility and cash on hand to redeem the full $750.0 million on senior notes that were due April 1, 2022. We subsequently repaid all borrowings under the 2021 Five-Year Revolving Facility. In the third quarter of 2022, we repaid $242.9 million outstanding on our Japanese term loans, and we borrowed $83.0 million under the Short-Term Term Loan in connection with our plans to transfer our ZimVie shares pursuant to the Forward Exchange Agreement. In the 2021 period, we paid the remaining $500.0 million on senior notes which matured in the period. We also had a deferred business combination payment of $100.0 million that was paid in the 2021 period under the terms of the purchase agreement.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2022, $292.1 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $12.6 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate. We intend to repatriate $5.0 to $6.0 billion of unremitted earnings in future years.

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

Material Cash Requirements from Known Contractual and Other Obligations

At September 30, 2022, we had outstanding debt of $5,714.3 million, of which $659.1 million was classified as current debt. Of our current debt, $489.8 million of Euro denominated senior notes mature on December 13, 2022, $86.3 million of senior notes mature on March 19, 2023 and the $83.0 million Short-Term Term Loan is expected to settle in the first quarter of 2023. We believe we can satisfy these debt obligations with cash generated from our operations, by issuing new debt, and/or by borrowing on our revolving credit facilities.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In February, May and August 2022, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. As of September 30, 2022, all $1.0 billion remained authorized.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $220 million, of which approximately $125 million was incurred through September 30, 2022. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, of which approximately $240 million was incurred through September 30, 2022. We expect to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $373.0 million as of September 30, 2022. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $400 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended September 30, 2022 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•
the risks and uncertainties associated with the spinoff of ZimVie Inc., including, without limitation, the tax-free nature of the transaction, the tax-efficient nature of any subsequent disposal of the ZimVie Inc. common stock we retain, possible disruptions in our relationships with customers, suppliers and other business partners, and the possibility that the anticipated benefits and synergies of the transaction, strategic and competitive advantages, and future growth and other opportunities will not be realized within the expected time periods or at all;
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
•
reductions in reimbursement levels by third-party payors and other cost containment efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, including the volume-based procurement in China;
•
dependence on new product development, technological advances and innovation;
•
shifts in the product category or regional sales mix of our products and services;
•
supply and prices of raw materials, especially of titanium and other inputs used in our products;
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
•
the effects of inflation, including the effects of different rates of inflation in different countries, on our costs, on the costs of our products and on demand for our products;
•
the effects of supply chain disruptions; and
•
the impact of the ongoing and potential new financial and political uncertainty relating to the Russian-Ukrainian crisis, or which may emerge from other potential conflicts such as may arise involving China and Taiwan, including on our ability to operate in, export from or collect accounts receivable in affected countries.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We sell our products in more than 100 countries, derived approximately 40 percent of our net sales in 2021 from outside the U.S. and have manufacturing operations in the U.S., Puerto Rico, Europe and China. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

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
•
trade protection measures, import or export requirements, new or increased tariffs, trade embargoes and sanctions and other trade barriers, which may prevent us from shipping products to or receiving products from a particular market, restrict our access to certain sources of raw materials and other inputs, increase our operating costs and disrupt our ability to collect payment for our products and services in particular markets;
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

Wars and other conflicts may increase certain of these risks and may adversely affect our business and financial performance, including by limiting our ability to operate in, or export from, certain markets. Losing access to such markets or exports may have a material adverse effect on our business in the affected market, and may limit our ability to operate some of our businesses globally.

We anticipate that the effects of emerging, expanding and new conflicts, such as a possible expansion of the Russian-Ukrainian conflict or an expanded conflict involving China and Taiwan, would not be limited to the specific markets involved. For example, the U.S. and other countries have imposed sanctions on Russia, certain of its governmental bodies, certain businesses and certain individuals due to the invasion of Ukraine, and additional sanctions may continue to be imposed. Similar sanctions could be expected to emerge from other conflicts. Sanctions, and other civil, political and economic effects of the Russia-Ukraine crisis or of conflicts involving other countries, may have adverse impacts globally, including supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs, especially titanium and other inputs for our products; manufacturing or shipping delays; increased shipping costs; inability to ship products to or from certain countries potentially resulting in an inability to sell certain products globally; and increased disruptions and delays on our ability to collect payment for our products and services in particular markets. While Russia and Ukraine do not constitute material portions of our business, a significant escalation or expansion of economic disruption or the conflict’s current scope, or the emergence or expansion of conflicts involving other actors, could adversely affect our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended September 30, 2022, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.F

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

10.1

Five-Year Revolving Credit Agreement, dated as of August 19, 2022, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 22, 2022)

10.2

364-Day Revolving Credit Agreement, dated as of August 19, 2022, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 22, 2022)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 2, 2022	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: November 2, 2022	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)