Form 10-K
period 2022-12-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2023-02-24
CIK 1136869

I have

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2022

Commission file number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State of Incorporation)	(IRS Employer Identification No.)

345 East Main Street Warsaw, Indiana	46580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (574) 373-3121

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of shares held by non-affiliates was $22,002,934,091 (based on the closing price of these shares on the New York Stock Exchange on June 30, 2022 and assuming solely for the purpose of this calculation that all directors and executive officers of the registrant are “affiliates”). As of February 7, 2023, 208,980,256 shares of the registrant’s $.01 par value common stock were outstanding.

Documents Incorporated by Reference

Document	Form 10-K
Portions of the Proxy Statement with respect to the 2023 Annual Meeting of Stockholders	Part III

ZIMMER BIOMET HOLDINGS, INC.

ANNUAL REPORT

Cautionary Note Regarding Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of federal securities laws, including, among others, statements regarding sales and earnings guidance and any statements about our expectations, plans, intentions, strategies or prospects. We generally use the words “may,” “will,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “projects,” “assumes,” “guides,” “targets,” “forecasts,” “sees,” “seeks,” “should,” “could,” “would,” “predicts,” “potential,” “strategy,” “future,” “opportunity,” “work toward,” “intends,” “guidance,” “confidence,” “positioned,” “design,” “strive,” “continue,” “look forward to” and similar expressions to identify forward-looking statements. All statements other than statements of historical or current fact are, or may be deemed to be, forward-looking statements. Such statements are based upon the current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual outcomes and results to differ materially from the forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to: the effects of business disruptions such as the COVID-19 pandemic, either alone or in combination with other risks on our business and operations; the risks and uncertainties related to our ability to successfully execute our restructuring plans; control of costs and expenses; our ability to attract, retain and develop the highly skilled employees, senior management, independent agents and distributors we need to support our business; the possibility that the anticipated synergies and other benefits from mergers and acquisitions will not be realized, or will not be realized within the expected time periods; the risks and uncertainties related to our ability to successfully integrate the operations, products, employees and distributors of acquired companies; the effect of the potential disruption of management’s attention from ongoing business operations due to integration matters related to mergers and acquisitions; the effect of mergers and acquisitions on our relationships with customers, suppliers and lenders and on our operating results and businesses generally; the ability to form and implement alliances; dependence on a limited number of suppliers for key raw materials and other inputs and for outsourced activities; the risk of disruptions in the supply of materials and components used in manufacturing or sterilizing our products; supply and prices of raw materials and products; breaches or failures of our information technology systems or products, including by cyberattack, unauthorized access or theft; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the U.S. Food and Drug Administration (“FDA”) and foreign government regulators, such as more stringent requirements for regulatory clearance of products; the outcome of government investigations; dependence on new product development, technological advances and innovation; shifts in the product category or regional sales mix of our products and services; competition; pricing pressures; changes in customer demand for our products and services caused by demographic changes or other factors; the impact of healthcare reform and cost containment measures, including efforts sponsored by government agencies, legislative bodies, the private sector and healthcare purchasing organizations, through reductions in reimbursement levels and otherwise; the impact of substantial indebtedness on our ability to service our debt obligations and/or refinance amounts outstanding under our debt obligations at maturity on terms favorable to us, or at all; changes in tax obligations arising from examinations by tax authorities and from changes in tax laws in jurisdictions where we do business, including those expected to occur as a result of the “base erosion and profit shifting” project undertaken by the Organisation for Economic Co-operation and Development and otherwise; challenges to the tax-free nature of the ZimVie Inc. (“ZimVie”) spinoff transaction and the subsequent liquidation of our retained interest in ZimVie; the risk of additional tax liability due to the recategorization of our independent agents and distributors to employees; the risk that material impairment of the carrying value of our intangible assets, including goodwill, could negatively affect our operating results; changes in general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; changes in general industry and market conditions, including domestic and international growth, inflation and currency exchange rates; the domestic and international business impact of political, social and economic instability, tariffs, trade restrictions and embargoes, sanctions, wars, disputes and other conflicts, including on our ability to operate in, export from or collect accounts receivable in affected countries; challenges relating to changes in and compliance with governmental laws and regulations affecting our U.S. and international businesses, including regulations of the FDA and foreign government regulators relating to medical products, healthcare fraud and abuse laws and data privacy and security laws; the success of our quality and operational excellence initiatives; the ability to remediate matters identified in inspectional observations or warning letters issued by the FDA and other regulators, while continuing to satisfy the demand for our products; product liability, intellectual property and commercial litigation losses; and the ability to obtain and maintain adequate intellectual property protection.

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

PART I

Item 1. Business

Overview

Zimmer Biomet is a global medical technology leader with a comprehensive portfolio designed to maximize mobility and improve health. We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; craniomaxillofacial and thoracic (“CMFT”) products; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives. In this report, “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer collectively to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

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

On March 1, 2022, we completed the spinoff of our spine and dental businesses into a new public company, ZimVie Inc. (“ZimVie”). The transaction was intended to benefit our stockholders by enhancing the focus of both Zimmer Biomet and ZimVie to meet the needs of patients and customers and, therefore, achieve faster growth and deliver greater value for all stakeholders.

Customers, Sales and Marketing

Our primary customers include orthopedic surgeons, neurosurgeons, and other specialists, hospitals, stocking distributors, healthcare dealers and, in their capacity as agents, healthcare purchasing organizations or buying groups. These customers range from large multinational enterprises to independent clinicians.

We market and sell products through two principal channels: 1) direct to healthcare institutions, such as hospitals and ambulatory surgery centers, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. With direct channel accounts and some healthcare dealers, inventory is generally consigned to sales agents or customers. With sales to stocking distributors, some healthcare dealers and some hospitals, title to product passes upon shipment. Consignment sales represented approximately 85 percent of our net sales in 2022. No individual customer accounted for more than 1 percent of our net sales for 2022.

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

In response to the different healthcare systems throughout the world, our sales and marketing strategies and organizational structures differ by region. We utilize a global approach to sales force training, marketing and medical education to provide consistent, high quality service. Additionally, we keep current with key surgical developments and other issues related to orthopedic surgeons, neurosurgeons, other specialists, and the medical procedures they perform.

We allocate resources to achieve our operating profit goals through three regional operating segments. Our operating segments are comprised of the Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific. The following is a summary of our operating segments. See Note 19 to our consolidated financial statements for more information regarding our segments.

Americas. The Americas operating segment is our largest operating segment. This segment is comprised principally of the U.S. and includes other North, Central and South American markets. This segment also includes research, development engineering, medical education and brand management for our product category headquarter locations. The U.S. accounts for approximately 95 percent of net sales in this region. The U.S. sales force consists of a combination of employees and independent sales agents, most of whom sell products exclusively for Zimmer Biomet. The sales force in the U.S. receives a commission on product sales and is responsible for many operating decisions and costs.

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

EMEA. The EMEA operating segment is our second largest operating segment. France, Germany, Italy, Spain and the United Kingdom (the “UK”) collectively account for approximately 55 percent of net sales in the region. This segment also includes other key markets, including Switzerland, Benelux, Nordic, Central and Eastern Europe, the Middle East and Africa. Our sales force in this segment is comprised of direct sales associates, commissioned agents, independent distributors and sales support personnel. In most European countries, healthcare is sponsored by the government and therefore government budgets impact healthcare spending, which can affect our sales in this segment.

Asia Pacific. The Asia Pacific operating segment includes key markets such as Japan, China, Australia, New Zealand, Korea, Taiwan, India, Thailand, Singapore, Hong Kong and Malaysia. Japan is the largest market within this segment, accounting for approximately 50 percent of the region’s sales. In Japan and most countries in the Asia Pacific region, we maintain a network of dealers, who act as order agents on behalf of hospitals in the region, and sales associates, who build and maintain relationships with orthopedic surgeons and neurosurgeons in their markets. The knowledge and skills of these sales associates play a critical role in providing service, product information and support to surgeons. In certain countries of this region, healthcare is sponsored by governments. Most notably, in 2021 the Chinese government began to implement a nationwide volume-based procurement (“VBP”) process across certain of our product categories that negatively affected our net sales due to distributor inventory reductions, ongoing pricing negotiations with distributor partners, revaluation of channel inventory and volume reductions as patients deferred procedures until after VBP pricing became effective in 2022.

Seasonality

Our business is seasonal in nature to some extent, as many of our products are used in elective procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. Due to the COVID-19 global pandemic, typical seasonal patterns were disrupted in 2020 and 2021, but started to return to normal in 2022.

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

Products

Our products include orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT products; surgical products; and a suite of integrated digital and robotic technologies.

KNEES

Total knee replacement surgeries typically include a femoral component, a patella (knee cap), a tibial tray and an articular surface (placed on the tibial tray). Knee replacement surgeries include first-time, or primary, joint replacement procedures and revision procedures for the replacement, repair or enhancement of an implant or component from a previous procedure. There are also procedures for partial reconstruction of the knee, which treat limited knee degeneration and involve the replacement of only one side, or compartment, of the knee with a unicompartmental knee prosthesis. Our significant knee brands include the Persona® Knee, NexGen® Knee Implants, Vanguard® Knee, and Oxford® Partial Knee. Additionally, our ROSA® Robot utilizes robotic technologies to assist a surgeon with implant positioning in total knee arthroplasty or partial knee arthroplasty.

HIPS

Total hip replacement surgeries replace both the head of the femur and the socket portion of the pelvis (acetabulum) of the natural hip. Hip procedures include first-time, or primary, joint replacement as well as revision procedures. Hip implant procedures involve the use of bone cement to attach or affix the prosthetic components to the surrounding bone, or are press-fit into bone, which means that they have a surface that bone affixes to through either ongrowth or ingrowth technologies. Our significant hip brands include the Taperloc® Hip System, Avenir Complete® Hip System, Arcos® Modular Hip System, and G7® Acetabular System. In 2021, we entered the robotic assistance market for hips with our ROSA® Robot.

S.E.T.

Our S.E.T. product category includes sports medicine, biologics, foot and ankle, extremities, trauma and CMFT products. Our sports medicine products are primarily for the repair of soft tissue injuries, most commonly used in the knee and shoulder. Our biologics products are used as early intervention for joint preservation or to support surgical procedures. Our foot and ankle and extremities products are designed to treat arthritic conditions and fractures in the foot, ankle, shoulder, elbow and wrist. Our trauma products are used to stabilize damaged or broken bones and their surrounding tissues to support the body’s natural healing process. Our CMFT product division includes face and skull reconstruction products as well as products that fixate and stabilize the bones of the chest in order to facilitate healing or reconstruction after open heart surgery, trauma or for deformities of the chest. Our significant S.E.T. brands include the JuggerKnot® Soft Anchor System, Gel-One® Cross-linked Hyaluronate, Comprehensive® Shoulder, Natural Nail® System, and SternaLock® System. Gel-One® is a registered trademark of Seikagaku Corporation.

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

We are broadening our offerings in certain of our product categories and exploring new technologies, including artificial intelligence and machine learning, with possible applications in multiple areas. Our primary research and development facility is located in Warsaw, Indiana. We have other research and development personnel based in, among other places, Canada, China, France, Switzerland and other U.S. locations. As of December 31, 2022, we employed approximately 2,100 research and development employees worldwide.

We expect to continue to identify innovative technologies, which may include acquiring complementary products or businesses, establishing technology licensing arrangements or strategic alliances.

Government Regulation and Compliance

Our operations, products and customers are subject to extensive government regulation by numerous government agencies, both within and outside the U.S. We are subject to supranational, national, regional and local regulations affecting, among other things, the development, design, manufacturing, product standards, packaging, advertising, promotion, labeling, marketing and postmarket surveillance of medical products and medical devices in many of the countries in which our products are sold. Our global regulatory environment is increasingly stringent, unpredictable and complex. There is a global trend toward increased regulatory activity related to medical products and medical devices.

Medical Product and Medical Device Regulation

In the U.S., numerous laws and regulations govern the processes by which our products are brought to market. These include the Federal Food, Drug and Cosmetic Act, as amended (“FDCA”), and associated regulations. U.S. Food and Drug Administration (“FDA”) regulations control all aspects of the development, manufacturing, advertising, promotion, marketing, distribution and postmarket surveillance of medical products and medical devices. All of our devices marketed in the U.S. have been cleared or approved by the FDA, except for those exempt from FDA premarket clearance and approval and those in commercial distribution prior to May 28, 1976. The process of obtaining FDA clearance or approval to market a product is resource intensive, lengthy, and costly. FDA review may involve substantial delays that adversely affect the marketing and sale of our products. Most of our new products fall into a classification that requires the submission of a Premarket Notification (510(k)) to the FDA before we can market the new device. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as, that is, substantially equivalent to, a legally marketed device. Other devices we develop and market require stringent FDA clinical investigation and Premarket Approval (“PMA”) requirements, including submission of clinical and laboratory data that establishes that the new medical device is safe and effective. Additionally, certain of our new products incorporate innovations related to artificial intelligence, machine learning and software as a medical device, which are subject to emerging FDA oversight and regulation.

We are subject to FDA Quality System regulations governing design and manufacturing practices, testing, manufacturing quality assurance, labeling and record keeping and reporting requirements for our products, which apply both to our own and to our third-party manufacturers' operations. We are required to establish a quality system by which we monitor our (and our third-party manufacturers') manufacturing processes and maintain records that show compliance with FDA regulations and manufacturers' written specifications and procedures.

There are also requirements of state and local governments with which we must comply in the manufacture and marketing of our products.

The FDA conducts announced and unannounced periodic and on-going inspections of medical device manufacturers to determine compliance with its Quality System, and other applicable, regulations. If in connection with these inspections the FDA believes the manufacturer has failed to comply with applicable regulations and/or procedures, it may issue inspectional observations on Form FDA-483 (“Form 483”) that would necessitate prompt corrective action. If FDA inspectional observations are not addressed and/or corrective action is not taken in a timely manner and to the FDA’s satisfaction, the FDA may issue a warning letter (which would similarly necessitate prompt corrective action) and/or proceed directly to other forms of enforcement action, including the imposition of operating restrictions, including ceasing operations on one or more facilities, enjoining and restraining legal violations pertaining to products, seizing products, negotiating the entry of a consent decree and permanent injunction against us, recommending prosecution to the U.S. Department of Justice (the “DOJ”), and assessing civil or criminal penalties against our officers, employees or us. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations. For information regarding a warning letter and certain Form 483 inspectional observations that we are addressing at a single Zimmer Biomet site, see Note 21 to our consolidated financial statements.

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

The European Union (the “EU”) adopted the European Medical Device Directive (the “MDD”), which created a single set of medical device regulations for products marketed in all member countries. The EU Medical Device Regulation (the “EU MDR”) took effect in May 2021, replacing the MDD. The EU MDR imposes significant additional premarket and postmarket requirements. Products currently certified per the existing MDD regulations must be certified to the new EU MDR regulation prior to the current MDD certificate expiry or May 2024, whichever comes first. Industry members, EU Notified Bodies and individual EU country heath administrations have voiced concern over the lack of progress in the issuance of MDR certifications and the subsequent impact on product availability on the European market as the May 2024 deadline nears. Subsequently the EU Commission recommended action to ensure medical device access to patients, which we expect to be detailed and forthcoming in 2023. The UK additionally is in the process of creating a new medical device framework (the “UK MDR”) following its exit from the European Union. The new regulation, initially scheduled to be implemented in 2023, is anticipated to be delayed until 2024. The UK, in the meantime, continues to allow product meeting the current EU regulations to be marketed.

Our quality management system is based upon the requirements of ISO 13485, the FDA Quality System regulations, the MDD, the EU MDR, the UK MDR and other applicable regulations for the markets in which we sell. Our principal manufacturing sites are certified to ISO 13485 and audited at regular intervals. Additionally, our principal sites are certified under the Medical Device Single Audit Program (“MDSAP”), a voluntary audit program developed by regulatory authorities in Australia, Brazil, Canada, Japan, and the United States to assess compliance with the quality management system regulatory requirements of those countries. MDSAP audits are conducted by an MDSAP-recognized auditing organization and can fulfill the needs of the participating regulatory jurisdictions, replacing standard surveillance audits by the regulatory authorities in those countries.

We are subject to supranational, national, regional, state and local laws and regulations concerning healthcare cost containment, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness reviews and other methods, including through efforts to reduce healthcare fraud and abuse, false claims and anti-kickback laws as well as the U.S. Physician Payments Sunshine Act and similar state and foreign healthcare professional payment transparency laws. Many authorities have increased their enforcement activities with respect to medical products manufacturers in recent years. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and exclusion from participation in certain government healthcare programs.

Foreign Corrupt Practices Act and Related Laws

Our operations outside the U.S. are subject to the extraterritorial application of the U.S. Foreign Corrupt Practices Act (the “FCPA”). Our global operations are also subject to non-U.S. anti-corruption laws, such as the United Kingdom Bribery Act. As part of our global compliance program, we seek to address anti-corruption risks proactively. On January 12, 2017, we resolved previously-disclosed FCPA matters involving Biomet and certain of its subsidiaries. As part of that settlement, we entered into a Deferred Prosecution Agreement with the DOJ, which concluded on February 9, 2021, six months following certification to the DOJ and the U.S. Securities and Exchange Commission (the “SEC”) by an independent compliance monitor that our compliance program, including its policies and procedures, is reasonably designed and implemented to prevent and detect violations of the FCPA and is functioning effectively.

Environmental Laws

All of our facilities and operations are subject to complex national, state and local environmental and occupational safety laws and regulations, including those relating to discharges of substances in the air, water and land, the handling, storage and disposal of wastes and the clean-up of properties contaminated by pollutants. We do not expect that the ongoing costs of compliance with these environmental requirements will have a material impact on our consolidated earnings, capital expenditures or competitive position.

Data Privacy Laws

We are subject to evolving supranational, national, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, location, storage, disposal and protection of health-related and other personal information, including laws and regulations that regulate and restrict cross-border data transfers. Certain of these laws and regulations impose time-sensitive notification requirements to governmental authorities or consumers. We are also subject to emerging guidance governing data security and cyber risk management for medical devices. Failure to comply with any such data protection laws and regulations could result in government enforcement actions (which could include civil and/or criminal penalties), private litigation and/or adverse publicity and could negatively affect our operating results and business. Information regarding the risks associated with data privacy and protection laws may be found in Item 1A. Risk Factors – If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

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

Intellectual Property

Patents and other proprietary rights are important to the continued success of our business. We also rely upon trade secrets, know-how, continuing technological innovation and licensing opportunities to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information. We own or control through licensing arrangements over 6,000 issued patents and patent applications throughout the world that relate to aspects of the technology incorporated in many of our products.

Human Capital

As of December 31, 2022, we employed approximately 18,000 employees worldwide, including approximately 2,100 employees dedicated to research and development. Approximately 8,000 employees are located within the U.S. and approximately 10,000 employees are located outside of the U.S., primarily throughout Europe and in Japan and China. We have approximately 7,600 employees dedicated to manufacturing our products worldwide.

Our mission is to alleviate pain and improve the quality of life for people around the world. Our commitment to patients shapes all day-to-day decisions at Zimmer Biomet. To be able to accomplish our mission, we have established guiding principles. These guiding principles are central to our human capital management policies and practices. The guiding principles are:

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

We believe that representation matters. As of December 31, 2022, women made up approximately 35 percent of our total employee population, and approximately 25 percent of positions at Director level and above. People of Color (“POC”) made up approximately 23 percent of our total employee population in the U.S., and comprised approximately 15 percent of positions at Director level and above. We have established 2026 representation goals for women and POC at all levels of the organization, guided by internal data and external benchmarking.

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

•
Engage our 18,000 global employees in cultural awareness and inclusion programming;
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
•
Expand our student and early career internship programs to attract and develop more Black leaders; and
•
Continue our financial support of Movement is Life, Inc., a nonprofit multidisciplinary coalition seeking to eliminate racial, ethnic and gender disparities in muscle and joint health.

Employee Engagement

We value our employees’ input and to that end, from time to time, we conduct comprehensive employee engagement surveys that ultimately inform our actions towards improving employee engagement. Surveys attempt to assess five drivers of engagement including purpose, culture, leadership, personal growth and belonging. The key results of surveys, and commensurate action plans, are shared with our Board of Directors and with our employee base. Employee engagement is the degree to which employees invest their cognitive, emotional, and behavioral energies toward positive organizational outcomes. While we strive for engagement scores to sequentially improve, the outcomes of the surveys can be influenced by many factors that are internal and external to the company.

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

We are also intensely focused on the health and safety of our team members in the workplace. Our environmental, health and safety team constantly monitors various metrics to ensure we are providing a safe environment in which to work. In 2022, our Total Recordable Incident Rate was 0.29 and our Lost Time Incident Rate was 0.11. These results are shared with relevant regulatory agencies as required and presented to our Board of Directors.

Cybersecurity

We have established a cybersecurity program intended to protect the confidentiality, integrity and availability of our systems, data and products in a manner consistent with industry best practices and the NIST Cybersecurity framework. We are currently ISO 27001 certified for our surgery planning ecosystem and continue to maintain this industry certification while expanding its scope. The Audit Committee of the Board of Directors receives cybersecurity updates at least quarterly. The Audit Committee considers cybersecurity risk individually and within our overall risk management framework. We obtain periodic assessments of our cybersecurity program from independent third-party experts, the results of which assessments are reported to our Audit Committee. Our Chief Information Security Officer (“CISO”) leads our cybersecurity program through our global information security operations team. Our CISO reports to our Chief Information Officer, who in turn reports to our Chairman, President and Chief Executive Officer.

Under our program, cybersecurity issues are analyzed by subject matter experts, including in IT, risk and compliance, for potential financial, operational, legal, reputational and other risks, based on, among other factors, the nature of the matter and the potential breadth of impact. Matters involving potential data breaches are considered against applicable data breach notification requirements. Matters determined to present potential material impacts to our financial results, operations, and/or reputation are required to be immediately reported to the Audit Committee, as appropriate, in accordance with our escalation framework. In addition, we have established procedures providing that members of management responsible for overseeing the operation of our disclosure controls and procedures are informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made, as appropriate.

Our cybersecurity program includes a variety of policies, procedures and attributes including training requirements, threat monitoring and detection, threat containment, risk assessments, third-party penetration testing and security requirements for third-party vendors. From time to time, the program adds new types of artificial intelligence and machine learning processes, techniques and procedures in an effort to combat evolving and adaptive cybersecurity threats. Our global cybersecurity program involves strict separation of duties from other IT functional areas and has established roles that define the responsibility of cybersecurity within our organization. Our global cybersecurity team has a process to address organizational risk through an IT risk committee to evaluate and determine the best approach to mitigate the risk internally and externally. We maintain business continuity, contingency and recovery plans to be used if we experience a cybersecurity incident. We refine our cybersecurity procedures, policies and program based on a variety of factors including lessons learned from previous successful and unsuccessful cyber attacks. Like other large multi-national corporations, we have experienced instances of successful phishing attacks on our email systems and expect to be subject to similar attacks in the future. We also are subject to other cyber-attacks, including state-sponsored cyberattacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. However, as of December 31, 2022, we had not yet detected any material information security breaches. Based on our cybersecurity program, we do not maintain dedicated cybersecurity insurance as of December 31, 2022. We continue to evaluate our cybersecurity posture for any changes that could affect the long-term organizational strategy and adjust it based on threats globally. Additional information regarding cybersecurity risks may be found in Item 1A. Risk Factors - We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of February 15, 2023.

Name	Age	Position
Bryan Hanson	56	Chairman, President and Chief Executive Officer
Rachel Ellingson	53	Senior Vice President and Chief Strategy Officer
Chad Phipps	51	Senior Vice President, General Counsel and Secretary
Paul Stellato	48	Vice President, Controller and Chief Accounting Officer
Ivan Tornos	47	Chief Operating Officer
Suketu Upadhyay	53	Executive Vice President and Chief Financial Officer
Wilfred van Zuilen	53	President, Europe, Middle East and Africa
Lori Winkler	61	Senior Vice President, Chief Human Resources Officer
Sang Yi	60	President, Asia Pacific

Mr. Hanson was appointed President and Chief Executive Officer and a member of the Board of Directors in December 2017. He was subsequently named Chairman of the Board of Directors in May 2021. Previously, Mr. Hanson served as Executive Vice President and President, Minimally Invasive Therapies Group of Medtronic plc from January 2015 until joining Zimmer Biomet. Prior to that, he was Senior Vice President and Group President, Covidien of Covidien plc from October 2014 to January 2015; Senior Vice President and Group President, Medical Devices and United States of Covidien from October 2013 to September 2014; Senior Vice President and Group President of Covidien for the Surgical Solutions business from July 2011 to October 2013; and President of Covidien’s Energy-based Devices business from July 2006 to June 2011. Mr. Hanson held several other positions of increasing responsibility in sales, marketing and general management with Covidien from October 1992 to July 2006. Mr. Hanson has also served as a member of the board of directors of Walgreens Boots Alliance, Inc. since October 2022.

Ms. Ellingson was appointed Senior Vice President and Chief Strategy Officer in April 2018 and was designated as an executive officer in January 2021. Prior to joining Zimmer Biomet, Ms. Ellingson served as a member of the executive leadership team of St. Jude Medical in positions of increasing responsibility from 2012 until 2017, most recently as Vice President, Corporate Strategy from 2015 until 2017. Before joining St. Jude Medical, Ms. Ellingson served as Vice President, Business Development and Investor Relations at AGA Medical Corporation. Prior to joining AGA Medical, Ms. Ellingson had more than 15 years of experience in investment banking, rising to the position of Managing Director, Medical Technology Investment Banking with Bank of America. She has served as a member of the board of directors of Biolife Solutions, Inc. since April 2021.

Mr. Phipps was appointed Senior Vice President, General Counsel and Secretary in May 2007. He has global responsibility for the Company’s Legal Affairs and he serves as Secretary to the Board of Directors. Mr. Phipps also oversees the Company’s Government Affairs activities. Previously, Mr. Phipps served as Associate General Counsel and Corporate Secretary from December 2005 to May 2007. He joined the Company in September 2003 as Associate Counsel and Assistant Secretary. Prior to joining the Company, he served as Vice President and General Counsel of L&N Sales and Marketing, Inc. in Pennsylvania and he practiced law with the firm of Morgan, Lewis & Bockius in Philadelphia, focusing on corporate and securities law, mergers and acquisitions and financial transactions. Since June 2022, Mr. Phipps has served as a director of Movement is Life, Inc., a 501(c)(3) charity focused on reducing healthcare disparities and for which we are a principal financial donor.

Mr. Stellato was appointed Vice President, Controller and Chief Accounting Officer in May 2022. Previously, he served as Vice President Finance, Global Business Services from March 2019 through April 2022, with Xylem Inc. (“Xylem”), a global provider of water technology products and services. He joined Xylem upon its spinoff from ITT Corporation (“ITT”) in October 2011 and served as Xylem’s Vice President Finance, Financial Planning and Analysis through August 2017. He was promoted to Vice President, Controller and Chief Accounting Officer in August 2017 after serving as Interim Corporate Controller starting in August 2016, and became Vice President Finance, Global Business Services in March 2019. Prior to Xylem’s spinoff from ITT in October 2011, Mr. Stellato served with ITT beginning in May 2003, having served most recently as ITT’s General Auditor and prior to that, as Manager - Investor Relations. He began his career in public accounting with Ernst & Young LLP and Arthur Andersen LLP and is a certified public accountant.

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

Mr. Upadhyay was appointed Executive Vice President and Chief Financial Officer in July 2019. Prior to joining Zimmer Biomet, Mr. Upadhyay served as Senior Vice President, Global Financial Operations at Bristol-Myers Squibb Company from November 2016 until June 2019. Before joining Bristol-Myers Squibb, he served as Executive Vice President and Chief Financial Officer of Endo International plc from September 2013 to November 2016. Prior to his tenure at Endo International, Mr. Upadhyay served as Interim Chief Financial Officer as well as Senior Vice President of Finance, Corporate Controller and Principal Accounting Officer of BD. Prior to his role as BD’s Interim Chief Financial Officer and Corporate Controller, Mr. Upadhyay was the Senior Vice President of Global Financial Planning and Analysis and also held the role of Vice President and Chief Financial Officer of BD’s international business. Before joining BD in 2010, Mr. Upadhyay held a number of leadership roles across AstraZeneca PLC and Johnson & Johnson. Mr. Upadhyay spent the early part of his career in public accounting with KPMG. He has also served as a member of the board of directors of Vertex Pharmaceuticals Incorporated since May 2022.

Mr. van Zuilen was appointed President, Europe, Middle East and Africa in June 2021. Prior to joining Zimmer Biomet, Mr. van Zuilen served in various roles for Medtronic plc, including as Vice President, North Western Europe from October 2020 to May 2021, as Vice President, Restorative Therapies Group EMEA from February 2017 through September 2020, and as Vice President, Advanced Surgical Technologies Europe, Surgical Solution Group, from October 2011 through January 2017. He served in other roles of increasing responsibility with Medtronic plc through January 1998. Before joining Medtronic, he spent more than five years in medical sales, most recently with Baxter BV (Edwards Lifesciences).

Ms. Winkler joined Zimmer Biomet as Group Vice President of Human Resources in February 2020 and was appointed Senior Vice President, Chief Human Resources Officer in February 2021. Prior to joining Zimmer Biomet, she served Cardinal Health, Inc. as a Worldwide Vice President of Human Resources in the Medical Segment from November 2016 through January 2020. Before joining Cardinal Health, Ms. Winkler served more than 20 years with Johnson and Johnson, including its subsidiary companies DePuy and Cordis, most recently as Global Head, Human Resources Global Finance from April 2011 through November 2016. She has served as an independent voting member of the board of directors of Family Promise, Inc., a 501(c)(3) charity focused on housing and homelessness, since August 2022.

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

Risks Related to our Business, Operations and Strategy

Business and economic conditions, including disruptions related to the COVID-19 pandemic, have adversely impacted, and may, either alone or in combination with other risks, in the future adversely impact, our business, results of operations and financial condition, the nature and extent of which are uncertain and unpredictable.

Our operations expose us to risks from business interruptions that may arise from a variety of sources, including public health crises and outbreaks of diseases, such as the COVID-19 pandemic and its variants, supply chain disruptions, trade and tariff disputes and global conflicts, that can, singly or in combination with other factors, adversely affect our business and financial results. We experienced a sustained decline in elective surgical procedures globally due to the COVID-19 pandemic and its associated effects, including deferrals of elective surgical procedures and staffing shortages at hospitals. Surgical volumes generally recovered over the course of 2022, but may return to lower levels due to future COVID-19 variants and resurgences.

We continue to experience risks and uncertainty in several aspects of our business including relating to global, regional and national supply chain disruption; dynamic economic conditions; foreign exchange rate volatility; inflation; workforce availability changes; healthcare staffing challenges and changes in government spending. We expect several of these factors to continue, and there can be no assurance that we will successfully manage these risks without adverse impacts to our business or financial results.

The COVID-19 pandemic has illustrated that the occurrence of one risk can have unpredictable effects on other risks, such as we experienced with supply chain disruptions connected to the COVID-19 pandemic. The occurrence of any one or more risks described in these Risk Factors or otherwise may have unpredictable effects on other risks, our business, operations or financial results which may be comparable to, or more adverse than, those we experienced in connection with the COVID-19 pandemic. Therefore, we are also at risk from business and other risks and uncertainties, either alone or in combination with other risk factors.

Our restructuring programs may not be successful or we may not fully realize the expected cost savings and/or operating efficiencies from our restructuring initiatives.

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities, which is ongoing. In December 2021, our management also initiated a global restructuring program (the “2021 Restructuring Plan”) to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. Restructuring initiatives involve complex plans and actions that may include, or result in, workforce reductions, global plant closures and/or consolidations, product portfolio rationalizations and asset impairments. Additionally, as a result of restructuring initiatives, we may experience a loss of continuity, loss of accumulated knowledge and/or inefficiencies during transitional periods. Restructuring initiatives present significant risks that may impair our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise harm our business, including higher than anticipated costs in implementing our restructuring programs, as well as management distraction. For more information on our restructuring programs, see Note 5 to our consolidated financial statements. If we fail to achieve some or all of the expected benefits of restructuring, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.

Our success largely depends on our ability to attract, retain, develop and motivate our human capital, including our senior management, and on our ability to have meaningful succession plans in place to prepare for foreseen and unforeseen changes.

Our future performance depends, in large part, on the continued skills, experiences, competencies and services of our senior management and other key talent, including our ability to attract, retain, develop and motivate our highly skilled employees, senior management, independent agents and distributors. Competition for talent in our business is significant. Our ability to attract and retain key talent, in particular senior management, is dependent on a number of factors, including prevailing market conditions, our ability to offer competitive compensation packages and our ability to be perceived as a preferred place to work. Effective succession planning is also important to our long-term success; failure to ensure effective transfer of knowledge and orderly transitions involving key employees could hinder our business.

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

•
unforeseen difficulties related to entering geographic regions or markets where we do not have prior experience;
•
potential loss of key employees;
•
unforeseen risks and liabilities associated with businesses acquired, including any unknown vulnerabilities in acquired technology or compromises of acquired data; and/or
•
inability to generate sufficient revenue or realize sufficient cost savings to offset acquisition or investment costs.

As a result, if we fail to evaluate and execute acquisitions properly, we might not achieve the anticipated benefits of such acquisitions, and we may incur costs in excess of what we anticipate. These risks would likely be greater in the case of larger acquisitions.

Interruption of manufacturing operations could adversely affect our business, financial condition and results of operations.

We and our third-party manufacturers have manufacturing sites all over the world. In some instances, however, the manufacturing of certain of our product lines is concentrated in one or more plants, some of which plants are geographically concentrated. Damage to one or more facilities from weather or natural disaster-related events, vulnerabilities in technology, cyber-attacks against our information systems or the information systems of our business partners (such as ransomware attacks), or issues in manufacturing arising from failure to follow specific internal protocols and procedures, compliance concerns relating to the Quality System Regulation (“QSR”) and Good Manufacturing Practice requirements, equipment breakdown or malfunction, reductions in operations and/or worker absences, trade impediments or other factors could adversely affect the ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to move quickly to alternate means of producing affected products or to meet customer demand. We have experienced such interruptions due to the COVID-19 pandemic, and we may experience such interruptions in the future due to the pandemic or otherwise. In the event of a significant interruption, for example, as a result of a failure to follow regulatory protocols and procedures, we may experience lengthy delays in resuming production of affected products due primarily to the need for regulatory approvals. The global supply chain has been and continues to be negatively impacted by COVID-19 and a variety of other macro factors which has, in part, resulted in challenges to meet end market demand in some instances. We expect similar challenges in 2023. As a result, we may experience loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our business, financial condition and results of operations.

Disruptions in the supply of the materials and components used in manufacturing our products or the sterilization of our products by third-party suppliers could adversely affect our business, financial condition and results of operations.

We purchase many of the materials and components used in manufacturing our products from third-party suppliers, and we outsource some key manufacturing activities. Certain of these materials and components and outsourced activities can only be obtained from a single source or a limited number of sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In certain cases, we may not be able to establish additional or replacement suppliers for such materials or components or outsourced activities in a timely or cost effective manner, due to market constraints or as a result of FDA and other worldwide regulations that require validation of materials and components prior to their use in our products and the complex nature of our and many of our suppliers' manufacturing processes and the need for clearance or approval of significant changes by worldwide regulatory bodies prior to implementation. A reduction or interruption in the supply of materials or components used in manufacturing our products, such as due to one or more suppliers experiencing reductions in operations and/or worker absences due to a pandemic or otherwise; an inability to timely develop and validate alternative sources if required; or a significant increase in the price of such materials or components could adversely affect our business, financial condition and results of operations.

In addition, many of our products require sterilization prior to sale, and we utilize a mix of internal resources and contract sterilizers to perform this service. To the extent we or our contract sterilizers are unable to sterilize our products, whether due to capacity, availability of materials for sterilization, regulatory or other constraints, including federal and state regulations on the use of ethylene oxide, or reductions in operations and/or worker absences due to the COVID-19 pandemic or otherwise, we may be unable to transition to other contract sterilizers, sterilizer locations or sterilization methods in a timely or cost effective manner or at all, which could have a material impact on our results of operations and financial condition.

Moreover, we are subject to the SEC’s rule regarding disclosure of the use of certain minerals, known as “conflict minerals” (tantalum, tin and tungsten (or their ores) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries. This rule could adversely affect the sourcing, availability and pricing of materials used in the manufacture of our products, which could adversely affect our manufacturing operations and our profitability. In addition, we are incurring additional costs to comply with this rule, including costs related to determining the source of any relevant minerals, metals and other materials used in our products. We have a complex supply chain, and we may not be able to sufficiently verify the origins of the minerals and metals used in our products through our due diligence procedures. As a result, we may face reputational challenges with our customers and other stakeholders.

We are increasingly dependent on sophisticated information technology and if we fail to effectively maintain or protect our information systems or data, including from data breaches, our business could be adversely affected.

We are increasingly dependent on sophisticated information technology for our products and infrastructure. As a result of technology initiatives, expanding and evolving privacy and cybersecurity laws, changes in our system platforms and integration of new business acquisitions, we have been consolidating and integrating the number of systems we operate and have upgraded and expanded our information systems capabilities. In addition, some of our products and services incorporate software or information technology that collects data regarding patients and patient therapy, and some software and other products we provide to customers connect to our systems for maintenance and other purposes. We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party suppliers who may or could have access to our confidential information, including, but not limited to, intellectual property, proprietary business information and personal information of patients, employees and customers (collectively “Confidential Information”).

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

Like other large multi-national corporations, we have experienced instances of successful phishing attacks on our email systems and expect to be subject to similar attacks in the future. We also are subject to other cyber-attacks, including state-sponsored cyber-attacks, industrial espionage, insider threats, computer denial-of-service attacks, computer viruses, ransomware and other malware, payment fraud or other cyber incidents. In addition, as a result of our adoption of remote work arrangements in many positions, a significant number of our employees who are able to work remotely are doing so, and malicious cyber actors may increase malware campaigns and phishing emails targeting teleworkers, which exposes us to additional cybersecurity risks. Our incident response efforts, business continuity procedures and disaster recovery planning may not be sufficient for all eventualities. If we fail to maintain or protect our information systems and data integrity effectively, we could:

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

We operate in a highly competitive environment. Our present or future products could be rendered obsolete or uneconomical by technological advances by one or more of our present or future competitors or by other therapies, including biological therapies. To remain competitive, we must continue to develop and acquire new products and technologies and improve existing products and technologies. Competition is primarily on the basis of technology, innovation, quality, reputation, customer service and pricing. In markets outside of the U.S., other factors influence competition as well, including local distribution systems, complex regulatory environments and differing medical philosophies and product preferences. Our competition may have greater financial, marketing and other resources than us; respond more quickly to new or emerging technologies; undertake more extensive marketing campaigns; operate more effective sales and distribution channels; adopt more aggressive pricing policies; or be more successful in attracting potential customers, employees and strategic partners. Any of these factors, alone or in combination, could cause us to have difficulty maintaining or increasing sales of our products.

If we fail to retain the employees, independent agents and distributors upon whom we rely heavily to market our products, customers may not buy our products and our revenue and profitability may decline.

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

Demand for our products may change, in certain cases, in ways we may not anticipate because of evolving customer needs, changing demographics, slowing industry growth rates, declines in the musculoskeletal implant market, the introduction of new products and technologies and evolving surgical philosophies and industry standards.

Without the timely introduction of new products and enhancements, our products may become obsolete over time. If that happens, our revenue and operating results would suffer. The success of our new product offerings will depend on several factors, including our ability to properly identify and anticipate customer needs; commercialize new products in a timely manner; manufacture and deliver instruments and products in sufficient volumes on time; differentiate our offerings from competitors’ offerings; achieve positive clinical outcomes for new products; satisfy the increased demands by healthcare payors, providers and patients for shorter hospital stays, faster post-operative recovery and lower-cost procedures; innovate and develop new materials, product designs and surgical techniques; and provide adequate medical education relating to new products.

In addition, new materials, product designs and surgical techniques that we develop may not be accepted quickly, in some or all markets, because of, among other factors, entrenched patterns of clinical practice, the need for regulatory clearance and uncertainty with respect to third-party reimbursement.

Moreover, innovations generally require a substantial investment in research and development before we can determine their commercial viability, and we may not have the financial resources necessary to fund the research, development and production. In addition, even if we are able to successfully develop enhancements or new generations of our products, these enhancements or new generations of products may not produce revenue in excess of the costs of development and they may be quickly rendered obsolete by changing customer preferences or the introduction by our competitors of products embodying new technologies or features.

If third-party payors decline to reimburse our customers for our products or reduce reimbursement levels, the demand for our products may decline and our ability to sell our products profitably may be harmed. In addition, we are subject to cost containment measures in the United States and other countries, resulting in pricing pressures, which could have a material adverse effect on our business, results of operations, and cash flows.

We sell our products and services to hospitals, doctors and other healthcare providers, which receive reimbursement for the healthcare services provided to their patients from third-party payors, such as domestic and international government programs, private insurance plans and managed care programs. These third-party payors may deny reimbursement if they determine that a product or service used in a procedure was not in accordance with cost-effective treatment methods, as determined by the third-party payor, or was used for an unapproved indication. Third-party payors may also decline to reimburse for experimental procedures and products. In addition, third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for medical products and services. If third-party payors deny or decline reimbursement, reduce reimbursement levels or change reimbursement models for our products, demand for our products may decline, or we may experience increased pressure to reduce the prices of our products, which could have a material adverse effect on our sales and results of operations.

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

Initiatives to limit the growth of general healthcare expenses and hospital costs are ongoing in the markets in which we do business, and we have experienced downward pressure on product pricing and other effects of healthcare reform in our international markets. These initiatives are sponsored by government agencies, legislative bodies and the private sector and include price regulation and competitive pricing. For example, China has implemented a volume-based procurement (“VBP”) process designed to reduce medical spending, which has in the past resulted in, and could in the future result in, reduced margins on covered devices and products, required renegotiation of distributor arrangements, and incurrence of inventory-related charges. In cases where our product is not selected in VBP, sales of that product are substantially impacted. Pricing pressure has also increased due to continued consolidation among healthcare providers, trends toward managed care, the shift toward governments becoming the primary payors of healthcare expenses, reductions in reimbursement levels and government laws and regulations relating to reimbursement and pricing generally. If key participants in government healthcare systems reduce the reimbursement levels for our products, including through political changes or transitions, our business, financial condition, results of operations and cash flows may be adversely affected.

Financial, Credit and Liquidity Risks

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions and may not be able to meet all of our debt obligations, and interest rate risk could adversely affect our indebtedness.

We incurred substantial additional indebtedness in connection with previous mergers and acquisitions. At December 31, 2022, our total indebtedness was $5.7 billion. As of December 31, 2022, our debt service principal obligations (excluding interest, leases and equipment notes), during the next 12 months are expected to be $0.5 billion. As a result of the increase in our debt, demands on our cash resources have increased. The increased level of debt could, among other things:

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

In addition, the interest rates applicable to certain of our debt obligations are based on a fluctuating rate of interest determined by reference to the Secure Overnight Financing Rate (“SOFR”) or the rate of interest last quoted by The Wall Street Journal as the “Prime Rate” in the United States. Any increase in interest rates applicable to our debt obligations would increase our cost of borrowing and could adversely affect our financial position, results of operations or cash flows.

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

Proposed changes in tax laws in countries in which we do business, if enacted, could lead to changes in tax laws that could negatively impact our effective tax rate.

Changes in the tax laws and regulations of the jurisdictions where we do business, including an increase in tax rates or an adverse change in the treatment of an item of income or expense, could result in a material increase in our tax expense and/or tax payments, could increase tax uncertainty and could have a material adverse impact on our business, financial condition or results of operations.

For example, changes in the tax laws of foreign jurisdictions are expected to occur as a result of pillar two of the base erosion and profit shifting plan (“Pillar Two”) undertaken by the Organisation for Economic Co-operation and Development, which would require profits earned in jurisdictions in which we operate to be subject to a minimum 15 percent income tax rate. In December 2022, the European Union Council established effective dates of January 1, 2024 and January 1, 2025 for different aspects of Pillar Two. We are continuing to evaluate the potential impact on future periods of the Pillar Two, pending legislative adoption by additional individual countries, including those within the European Union.

The spinoff of ZimVie Inc. and the divestiture of our retained interest in ZimVie Inc. could result in substantial tax liability.

We obtained Internal Revenue Service (“IRS”) rulings and an opinion as to the tax-free nature of the spinoff under the U.S. Internal Revenue Code of 1986, as amended. We subsequently obtained supplemental IRS rulings as to the tax-free nature of our divestiture of retained shares of ZimVie common stock following the spinoff, which divestiture completed in February 2023. The IRS rulings and opinion are based, among other things, on various factual assumptions and representations we made. If any of these assumptions or representations are, or become, inaccurate or incomplete, reliance on the opinion and rulings may be jeopardized. If the spinoff, or the subsequent divestiture of our retained interest in ZimVie, does not qualify for tax-free treatment for U.S. federal income tax purposes, the resulting tax liability to us, to our stockholders and to ZimVie stockholders could be substantial.

If our independent agents and distributors are characterized as employees, we would be subject to additional tax and other liabilities.

We structure our relationships with independent agents and distributors in a manner that we believe results in an independent contractor relationship, not an employee relationship. Although we believe that our independent agents and distributors are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. Further, we have been subject to lawsuits challenging the characterization of these relationships. Changes in classification from independent contractor to employee can result in a change to various requirements associated with the payment of wages, tax withholding, and the provision of unemployment, health, and other traditional employer-employee related benefits. If regulatory authorities or state, federal or foreign courts were to determine our independent agents or distributors are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our independent agents and distributors are our employees could have a material adverse effect on our business, financial condition or results of operations.

Future material impairments in the carrying value of our intangible assets, including goodwill, would negatively affect our operating results.

Goodwill and intangible assets represent a significant portion of our assets. At December 31, 2022, we had $8.6 billion in goodwill and $5.1 billion of intangible assets. The goodwill results from our acquisition activity and represents the excess of the consideration transferred over the fair value of the net assets acquired. We assess at least annually whether events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable. As discussed further in Note 11 to our consolidated financial statements, in the fourth quarter of 2022, we recorded goodwill impairment charges of $289.8 million as a result of, among other factors, changes in foreign currency exchange rates in our European-based currencies, inflation and a higher interest rate environment; in the first quarter of 2020, we recorded goodwill impairment charges of $470.0 million as a result of the adverse impacts from the COVID-19 pandemic and a change in our reportable segments; and in the second quarter of 2022 and 2021, we recorded $3.0 million and $16.3 million, respectively, of in-process research and development (“IPR&D”) intangible asset impairments on certain IPR&D projects. If the operating performance at one or more of our reporting units falls significantly below current levels, including if elective surgical procedures return to lower levels due to a resurgence of the COVID-19 pandemic or otherwise, if competing or alternative technologies emerge, if market conditions or future cash flow estimates for one or more of our businesses decline, or as a result of restructuring initiatives pursuant to which we reorganize our reporting units, we could be required to record additional impairment charges. Any write-off of a material portion of our goodwill or unamortized intangible assets would negatively affect our results of operations.

Global Operational Risks

We conduct a significant amount of our sales activity outside of the U.S., which subjects us to additional business risks and may cause our profitability to decline due to increased costs.

We sell our products in more than 100 countries and derived approximately 42 percent of our net sales in 2022 from outside the U.S. We intend to continue to pursue growth opportunities in sales internationally, including in emerging markets, which could expose us to additional risks associated with international sales and operations. Our international operations are, and will continue to be, subject to a number of risks and potential costs, including:

•
changes in foreign medical reimbursement policies and programs;
•
differences in and changes to foreign regulatory requirements, such as more stringent requirements for regulatory clearance of products;
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

Wars and other conflicts may increase certain of these risks and may adversely affect our business and financial performance, including by limiting our ability to operate in, or export from, certain markets. Losing access to such markets or exports may have a material adverse effect on our business in the affected market and may limit our ability to operate some of our businesses globally.

We anticipate that the effects of emerging, expanding and new conflicts, such as a possible expansion of the Russian-Ukrainian conflict or a conflict involving China and Taiwan, would not be limited to the specific markets involved. For example, the U.S. and other countries have imposed sanctions on Russia, certain of its governmental bodies, certain businesses and certain individuals due to the invasion of Ukraine, and additional sanctions may continue to be imposed. Similar sanctions could be expected to emerge from other conflicts. Sanctions, and other civil, political and economic effects of such conflicts may have adverse impacts globally, including supply chain continuity disruption; inflationary pressures and increased costs of raw materials and inputs; manufacturing or shipping delays; increased shipping costs; inability to ship products to or from certain countries potentially resulting in an inability to sell certain products globally; and increased disruptions and delays on our ability to collect payment for our products and services in particular markets. While Russia and Ukraine do not constitute material portions of our business, a significant escalation or expansion of economic disruption or of the conflict’s current scope, or the emergence of new conflicts involving other countries, could adversely affect our results of operations.

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

Our global regulatory environment is increasingly stringent, unpredictable and complex. The products we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other supranational, national, federal, regional, state and local governmental authorities. The process of obtaining regulatory approvals and clearances to market these products can be costly and time consuming and approvals might not be granted for future products on a timely basis, if at all. Delays in receipt of, or failure to obtain, approvals for future products, or loss of approval for current products, could result in delayed realization of product revenues or in substantial additional costs.

Both before and after a product is commercially released, we have ongoing responsibilities under FDA regulations and other supranational, national, federal, regional, state and local requirements globally. These requirements relate to quality systems, recordkeeping, labeling, promotional requirements, adverse event reporting regulations and other matters, which are subject to continual review and are monitored rigorously through periodic inspections by regulators, which may result in observations (such as on FDA Form 483), and in some cases warning letters, that require corrective action, or other forms of enforcement. Furthermore, regulators strictly regulate the promotional claims that we may make about approved or cleared products.

In the EU, for example, the EU MDR became effective in May 2021 and includes significant additional premarket and post-market requirements. Complying with the requirements of this regulation requires us to incur significant expense. Additionally, the availability of recognized European notified body services certified to the new EU MDR requirements is limited, which may delay the marketing approval for some of our products under the EU MDR.

If a regulator were to conclude that we are not in compliance with applicable laws or regulations, that any of our products are ineffective or pose an unreasonable health risk, or that we have marketed or promoted a product for use other than as indicated in labelling approved by the regulator, the regulator could ban such products; detain or seize adulterated or misbranded products; order a recall, repair, replacement, or refund of payment of such products; refuse to grant pending premarket approval applications; refuse to provide certificates for exports; require us to notify healthcare professionals and others that the products present unreasonable risks of substantial harm to the public health; and subject us to fines, injunctions or other penalties. The regulator may also impose operating restrictions, including a ceasing of operations at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to our products, seizing our products, and/or assessing civil or criminal penalties against our officers, employees or us. Regulators could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us, and/or recommend prosecution. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the QSR at our Warsaw North Campus manufacturing facility. As of February 24, 2023, this warning letter remained pending. Until the violations are corrected, we may become subject to additional regulatory action by the FDA as described above, the FDA may refuse to grant premarket approval applications and/or the FDA may refuse to grant export certificates, any of which could have a material adverse effect on our business, financial condition and results of operations. Additional information regarding these and other FDA regulatory matters can be found in Note 21 to our consolidated financial statements.

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

The sales, marketing and pricing of products and relationships that medical products companies have with healthcare providers are under increased scrutiny around the world. Our industry is subject to various laws and regulations pertaining to healthcare fraud and abuse, including the False Claims Act, the Anti-Kickback Statute, the Stark law, the Physician Payments Sunshine Act, the Food, Drug, and Cosmetic Act and similar laws and regulations in the U.S. and around the world. In addition, we are subject to various laws concerning anti-corruption and anti-bribery matters (including the FCPA), sales to countries or persons subject to economic sanctions and other matters affecting our international operations. Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the U.S., exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the DOJ, the Office of Inspector General of the Department of Health and Human Services, the SEC, the OFAC, the Bureau of Industry and Security of the U.S. Department of Commerce and state attorneys general.

If we fail to comply with data privacy and security laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

We process personal and personal health data in our business, particularly through our ZBEdgeTM ecosystem, our suite of integrated digital and robotic technologies, incorporating data-powered insights across the continuum of care. In addition, some of our products and services incorporate software or information technology that processes health data regarding patients and patient therapy for treatment, health care, maintenance and other purposes. Further, we obtain and process personal data related to our employees, individual business partners (such as physicians and consultants), and website visitors located around the world. These data and information-focused activities carry additional risk.

We are subject to supranational, national, state and international data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, location, disposal and protection of health-related and other personal information. In addition to U.S. federal laws and regulations, a number of U.S. states have also enacted data privacy and security laws and regulations that govern the collection, use, disclosure, transfer, storage, disposal, and protection of personal information, such as social security numbers, medical and financial information, biometric data and other personal information. The FDA has issued guidance to which we may be subject concerning data security for medical devices. These laws and regulations may be more restrictive and not preempted by U.S. federal laws. The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving as countries continue to adopt privacy and data security laws that may apply to us, both because our operations are located in those countries and/or because we provide services to customers in those countries. In addition, certain of our affiliates and associates are subject to privacy, security and breach notification regulations established under these and other international, national, state and foreign laws. We, and certain of our affiliates and associates, are also subject to reporting requirements relating to certain data and other breaches.

The interpretation and enforcement of the laws and regulations described above are uncertain and subject to change, and may require substantial costs to monitor and implement compliance with any additional requirements. In addition, new and more stringent multinational, national and state privacy legislation and regulations may be adopted in 2023 and beyond. We cannot predict all the jurisdictions in which new legislation, regulation or enforcement might arise, the scope of such legislation, regulation and enforcement, or the potential impact to our business and operations of any such changes. Failure to comply with U.S. and international data protection laws and regulations, and the disclosure of any data or related breach, could result in government enforcement actions (which could include substantial civil and/or criminal penalties and injunctive relief), private litigation and/or adverse publicity and could have a material adverse impact on our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

We own or lease approximately 280 different facilities around the world, of which approximately half are in the U.S. Our corporate headquarters is in Warsaw, Indiana. Warsaw, Indiana is also home to our most significant manufacturing, research and development (“R&D”), and other business activities for our Knees, Hips and S.E.T. product divisions. Internationally, our EMEA regional headquarters is in Switzerland and our Asia Pacific regional headquarters is in Singapore.

We have approximately 25 manufacturing locations in the U.S. and internationally. Our most significant locations outside of the U.S. are in Switzerland, Ireland, the U.K., China, and Puerto Rico. We primarily own our manufacturing facilities in the U.S.; internationally, we occupy both owned and leased manufacturing facilities.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the New York Stock Exchange and the SIX Swiss Exchange under the symbol “ZBH.” As of February 7, 2023, there were approximately 14,540 holders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held by banks, brokers and other financial institutions.

We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

The information required by this Item concerning equity compensation plans is incorporated herein by reference to Item 12 of this report.

The graph below shows the cumulative total stockholder return on our common stock compared to the S&P 500 Stock Index, the S&P 500 Health Care Equipment Index and the common stock of a selected group of peer issuers (the “Peer Group”). The chart assumes $100 was invested on December 31, 2017 in Zimmer Biomet common stock and each index and that dividends were reinvested. Returns over the indicated period should not be considered indicative of future returns.

The Peer Group is a group of publicly traded companies, including other large healthcare equipment and services companies, life sciences services companies and companies with whom we compete for business and for executive talent, which companies we use as a market reference point for performance comparisons, executive compensation levels, equity usage and incentive plan design and industry trend analysis. The Peer Group is selected by our Compensation and Management Development Committee from time to time, most recently in May 2022, and currently consists of the following issuers: Agilent Technologies, Inc.; Align Technology, Inc.; Baxter International Inc.; Becton Dickinson and Company; Boston Scientific Corporation; DexCom, Inc.; Edwards Lifesciences Corporation; Hologic, Inc.; Intuitive Surgical, Inc.; Laboratory Corporation of America Holdings; Quest Diagnostics Incorporated; Stryker Corporation; Teleflex Incorporated; and The Cooper Companies, Inc. We have selected the Peer Group to replace the S&P 500 Health Care Equipment Index because we believe it better reflects our relative market performance and to provide consistency in evaluating our relative executive compensation practices.

Company/Index	2017	2018	2019	2020	2021	2022
Zimmer Biomet Holdings, Inc.	$100.00	$86.69	$126.03	$130.77	$108.51	$113.18
S&P 500 Stock Index	100.00	95.62	125.72	148.85	191.58	156.88
S&P 500 Health Care Equipment Index	100.00	116.24	150.32	176.83	211.05	171.25
Peer Group	100.00	112.39	147.56	171.63	208.11	165.99

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
October 2022	-	$-	-	$1,000,000,000
November 2022	-	-	-	1,000,000,000
December 2022	1,185,064	126.58	1,185,064	850,000,131
Total	1,185,064	$126.58	1,185,064	$850,000,131

(1) In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 1, 2022, we completed the spinoff of our spine and dental businesses into ZimVie. The historical results of our spine and dental businesses have been reflected as discontinued operations in our consolidated financial statements in our 2022 results through the date of the spinoff and in the prior year periods. In addition, as of December 31, 2021, the assets and liabilities associated with these businesses are classified as assets and liabilities of discontinued operations in our consolidated balance sheet. See Note 3 to our consolidated financial statements for additional information. The following discussion and analysis is presented on a continuing operations basis unless otherwise noted. Certain percentages presented in this discussion and analysis are calculated from the underlying whole-dollar amounts and therefore may not recalculate from the rounded numbers used for disclosure purposes.

The following discussion, analysis and comparisons generally focus on the operating results for the years ended December 31, 2022 and 2021. Discussion, analysis and comparisons of the years ended December 31, 2021 and 2020 that are not included in this Form 10-K can be found in (i) “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) prior to the spinoff of ZimVie; and (ii) “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Exhibit 99.1 filed with our Form 8-K on June 22, 2022, which Form 8-K was filed to recast certain items of the 2021 Form 10-K, including Part II, Item 7, to reflect the historical results of our spine and dental businesses as discontinued operations following the ZimVie spinoff.

EXECUTIVE LEVEL OVERVIEW

Impact of the COVID-19 Global Pandemic

Our results continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures that have typically declined during surges of the virus as governments and healthcare systems take actions in an effort to prevent the spread and provide sufficient hospital beds and other resources for COVID-19 patients. Additionally, we believe that staffing shortages at hospitals have contributed to the deferral of elective surgical procedures. In the year ended December 31, 2022, the Omicron variant resulted in fewer elective surgical procedures earlier in the year with recovery in procedures as the surge began to subside later in the first quarter and through the second quarter. In the second half of 2022, procedural volumes continued to improve across most markets relative to the first half of the year. However, in the fourth quarter we did experience more acute deferrals of elective surgical procedures in some markets, such as China, due to surges of the virus.

2022 Financial Highlights

In 2022, our net sales increased by 1.6 percent compared to 2021. Our net sales in 2022 were tempered by a negative 5.0 percent effect from changes in foreign currency exchange rates. We continued to see the return of elective surgical procedures across most markets when compared to the prior year, which was negatively affected by a surge of the COVID-19 virus in early 2021 before vaccines were widely available and later in the year by the Delta variant.

Our net earnings, including discontinued operations, were $231.4 million in 2022 compared to $401.6 million in 2021. In 2022, we recognized a goodwill impairment charge of $289.8 million, which was the primary driver for lower net earnings in 2022 when compared to 2021. Other significant unfavorable items in 2022 when compared to 2021 include an unrealized investment loss of $116.6 million due to a decline in the value of our investment in ZimVie, higher restructuring-related costs as we continued to execute on our 2019 and 2021 Restructuring Plans, and higher spending on travel and other activities which started to return to pre-pandemic levels. These unfavorable factors to net earnings were partially offset by higher net sales, hedge gains recognized from our hedging program, the favorable effects of our restructuring programs, lower litigation-related expenses, and the fact the 2021 period included a $165.1 million charge for the early extinguishment of debt and $65.0 million of charges related to certain agreements we entered into to gain access to or acquire third-party in-process research and development (“IPR&D”) projects.

2023 Outlook

We expect revenue growth in 2023 to be driven by a combination of market growth, procedure volume recovery from COVID-19 and new product introductions. We believe there will continue to be some deferrals of elective surgical procedures caused by COVID-19 surges and staffing shortages, but to a lesser extent in 2023 than in 2022. In addition, based on foreign currency exchange rates at the end of 2022 we expect foreign currency to negatively affect net sales growth in 2023, but at a lower level than experienced in 2022. We expect that supply chain and inflation pressures will continue into 2023, but with supply chain pressure easing in the second half of the year and with inflation stable to the level experienced at the end of 2022. We estimate our operating expenses in 2023 will be impacted by the expected non-reoccurrence of goodwill impairment charges, lower quality remediation expenses due to the completion of our remediation milestones, and lower restructuring-related expenses related to our 2019 and 2021 Restructuring Plans. We expect our interest expense, net, will increase primarily due to higher interest rates. We also expect our non-operating other (expense) income, net, will decline in 2023 since the 2022 expense was primarily driven by an investment loss in the shares of ZimVie that we held following the spinoff, which shares we disposed of in February 2023.

RESULTS OF OPERATIONS

We review sales by two geographies, the United States and International, and by the following product categories: Knees; Hips; S.E.T. (Sports Medicine, Extremities, Trauma, Craniomaxillofacial and Thoracic); and Other. This sales analysis differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. We review sales by these geographies because the underlying market trends in any particular geography tend to be similar across product categories, because we primarily sell the same products in all geographies and many of our competitors publicly report in this manner. Our business is seasonal in nature to some extent, as many of our products are used in elective surgical procedures, which typically decline during the summer months and can increase at the end of the year once annual deductibles have been met on health insurance plans. Additionally, with sales to customers where title to product passes upon shipment, these customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. Due to the COVID-19 global pandemic, the typical seasonal patterns did not occur in 2020 or 2021, but started to return in 2022.

Net Sales by Geography

The following table presents net sales by geography and the percentage changes (dollars in millions):

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 % Inc/(Dec)	2021 vs. 2020 % Inc
United States	$4,012.4	$3,853.9	$3,507.7	4.1%	9.9%
International	2,927.5	2,973.4	2,619.8	(1.5)	13.5
Total	$6,939.9	$6,827.3	$6,127.5	1.6	11.4

Net Sales by Product Category

The following table presents net sales by product category and the percentage changes (dollars in millions):

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 % Inc/(Dec)	2021 vs. 2020 % Inc
Knees	$2,778.3	$2,647.9	$2,378.3	4.9%	11.3%
Hips	1,894.9	1,856.1	1,750.5	2.1	6.0
S.E.T.	1,696.7	1,727.8	1,525.6	(1.8)	13.3
Other	570.0	595.5	473.1	(4.3)	25.9
Total	$6,939.9	$6,827.3	$6,127.5	1.6	11.4

The following table presents net sales by product category by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 % Inc/(Dec)	2021 vs. 2020 % Inc
Knees
United States	$1,615.0	$1,487.6	$1,382.5	8.6%	7.6%
International	1,163.3	1,160.3	995.8	0.3	16.5
Total	$2,778.3	$2,647.9	$2,378.3	4.9	11.3
Hips
United States	$960.9	$921.5	$881.1	4.3%	4.6%
International	934.0	934.6	869.4	(0.1)	7.5
Total	$1,894.9	$1,856.1	$1,750.5	2.1	6.0

Demand (Volume/Mix) Trends

Changes in volume and mix of product sales had a positive effect of 7.6 percent and 12.3 percent on year-over-year sales during the years ended December 31, 2022 and 2021, respectively. Volume trends were positive in 2022 as we saw recovery of elective surgical procedures, most notably in international markets, driving volume growth in tandem with new product introductions. In 2022, sales were negatively impacted by limitations due to global supply chain challenges.

Based upon country dynamics, volume changes varied by region in 2022. The volume increases in 2022 were largely a product of how much the COVID-19 pandemic negatively affected the various regions in 2021. In EMEA and Asia Pacific, deferral of elective surgical procedures were more prevalent than in the Americas in 2021. Additionally, in Asia Pacific in 2021, China sales were negatively impacted from a combination of variables related to the implementation of a nationwide volume-based procurement (“VBP”) process. The China VBP had a negative effect on volume due to inventory reductions by distributors and short-term deferral of procedures as patients waited to have a surgical procedure performed until after VBP pricing was effective in 2022.

Pricing Trends

Global selling prices had negative effects of 1.0 percent and 2.1 percent on year-over-year sales during 2022 and 2021, respectively. In the majority of countries in which we operate, we continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. However, we have had some success in reducing the negative effects of pricing in 2022 due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

In 2022 and 2021, changes in foreign currency exchange rates had a negative effect of 5.0 percent and a positive effect of 1.2 percent, respectively, on year-over-year sales.

Geography

The 4.1 percent and 9.9 percent net sales growth in the U.S. in 2022 and 2021, respectively, when compared to the prior year in each case was primarily driven by recovery in surgical procedures as COVID-19 cases subsided, especially in the Knees and Hips categories. Internationally, net sales declined by 1.5 percent in 2022 when compared to 2021 and increased 13.5 percent in 2021 when compared to 2020. The decline in 2022 was driven by the negative impacts on International sales of 11.2 percent due to changes in foreign currency exchange rates. Absent the effect of changes in foreign currency exchange rates, most of our markets internationally experienced demand (volume and mix) growth from recovery in surgical procedures. In 2021, our International markets experienced net sales growth from recovery in elective surgical procedures.

Product Categories

In 2022, our Knees and Hips net sales increased by 4.9 percent and 2.1 percent, respectively, when compared to 2021 due to the recovery in elective surgical procedures and new product introductions. The increase was despite the impact of changes in foreign currency exchange rates having a negative effect of 5.0 percent and 5.9 percent on

Knees and Hips net sales, respectively. S.E.T. net sales decreased by 1.8 percent in 2022 when compared to 2021 due to the negative effects of changes in foreign currency exchange rates, lower trauma product net sales partially due to VBP implementation and unfavorable changes in reimbursement for certain restorative therapy products. Other product category net sales decreased by 4.3 percent in 2022 when compared to 2021 due to the negative effects of changes in foreign currency exchange rates and lower unit sales of our ROSA robots as some customers shifted to operating lease arrangements for our robots instead of purchasing them. In 2021, all our product categories experienced net sales growth when compared to 2020 due to the recovery of elective surgical procedures.

Expenses as a Percent of Net Sales

	Year Ended December 31,
	2022	2021	2020	2022 vs. 2021 Inc/(Dec)	2021 vs. 2020 Inc/(Dec)
Cost of products sold, excluding intangible asset amortization	29.1%	28.7%	29.8%	0.4%	(1.1)%
Intangible asset amortization	7.6	7.8	8.4	(0.2)	(0.6)
Research and development	5.9	6.4	5.3	(0.5)	1.1
Selling, general and administrative	39.8	41.6	44.3	(1.8)	(2.7)
Goodwill and intangible asset impairment	4.2	0.2	8.2	4.0	(8.0)
Restructuring and other cost reduction initiatives	2.8	1.8	1.7	1.0	0.1
Quality remediation	0.5	0.8	0.8	(0.3)	-
Acquisition, integration, divestiture and related	0.2	-	0.2	0.2	(0.2)
Operating Profit	10.0	12.6	1.4	(2.6)	11.2

Cost of Products Sold and Intangible Asset Amortization

We calculate gross profit as net sales minus cost of products sold and intangible asset amortization. Our gross margin percentage is gross profit divided by net sales. The following table sets forth the factors that contributed to the gross margin changes in each of 2022 and 2021 compared to the prior year:

	Year Ended December 31,
	2022	2021
Prior year gross margin	63.5%	61.9%
Lower average selling prices	(0.3)	(0.6)
Manufacturing costs	(0.9)	0.5
Impact of volume, product mix and other	0.6	(0.5)
Inventory charges	(0.1)	2.1
Impact from changes in foreign currency exchange rates	0.3	(0.5)
Intangible asset amortization	0.2	0.6
Current year gross margin	63.3%	63.5%

The decline in gross margin percentage in 2022 compared to 2021 was primarily due to inflationary cost pressures, lower average selling prices and inventory charges related to products we plan to discontinue. These unfavorable items were partially offset by hedge gains recognized in 2022 as part of our hedging program compared to hedge losses in 2021, operating leverage from volume increases, a mix shift to higher margin product sales, as well as the fact that the 2021 period experienced lower than normal production at certain facilities which resulted in fixed overhead costs being expensed immediately.

Intangible asset amortization expense was similar in both amount and as a percentage of net sales in 2022 when compared to 2021.

Operating Expenses

Research & development (“R&D”) expenses decreased in both amount and as a percentage of net sales in 2022 compared to 2021, primarily due to the fact that in 2021 we entered into certain agreements to gain access to or acquire third-party IPR&D projects that resulted in charges of $65.0 million. We did not enter into any significant, similar agreements in 2022. That favorability was partially offset by higher personnel-related costs and higher spending on our initial compliance with the EU MDR in 2022.

Selling, general & administrative (“SG&A”) expenses decreased in both amount and as a percentage of net sales in 2022 compared to 2021 primarily due to litigation-related expenses declining by $135.1 million and savings from our restructuring plans. These favorable items were partially offset by higher bad debt charges partially related to the Russia/Ukraine conflict and higher expenses for travel and other activities as we started to return to pre-pandemic levels in 2022.

As a result of the invasion of Ukraine by Russia, economic sanctions and export controls were imposed by much of the world on Russian financial institutions and businesses. Our operations in Russia consist primarily of local commercial activities, including sales and customer support. We do not have direct operations in Ukraine. Our net sales in Russia and Ukraine in 2022 were less than 1 percent of our consolidated net sales. Therefore, the ongoing conflict and economic sanctions are not expected to have a significant effect on our results of operations or financial position. The bad debt charges for expected credit losses in Russia resulted in a significant portion of our accounts receivable from customers in this country being impaired. In addition to accounts receivable, we also have inventory and instruments that could require impairment if our business in Russia deteriorates more than our current expectations; however, any such amounts are not expected to be material. See Part I, Item 1A “Risk Factors” for additional risks related to this conflict.

In 2022, we recognized a goodwill impairment charge of $289.8 million related to our EMEA reporting unit. In 2022 and 2021, we recognized intangible asset impairment charges of $3.0 million and $16.3 million, respectively, related to IPR&D projects that we discontinued. For more information regarding these charges, see Note 11 to our consolidated financial statements.

In December of 2021 and 2019, we initiated restructuring programs. The 2021 Restructuring Plan is intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2019 Restructuring Plan has an objective of reducing costs to allow us to invest in higher priority growth opportunities. We also have other cost reduction and optimization initiatives that have the goal of reducing costs across the organization. We recognized expenses of $191.6 million and $125.7 million in 2022 and 2021, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting and project management expenses associated with these programs. The expenses were higher in 2022 primarily due to additional expenses related to the 2021 Restructuring Plan that had just been initiated at the end of 2021. For more information regarding these expenses, see Note 5 to our consolidated financial statements.

We incurred quality remediation expenses of $33.8 million and $52.8 million in 2022 and 2021, respectively. We incurred these quality remediation expenses to complete our remediation milestones that address inspectional observations on Form 483 and a warning letter issued by the FDA at our Warsaw North Campus facility, among other matters. The decline in expenses in 2022 when compared to 2021 was due to the natural regression as various remediation milestones were completed. We do not expect to incur any significant quality remediation expenses related to these inspectional observations in 2023.

Acquisition, integration, divestiture and related expenses related to acquisitions made in 2022 and 2020 as well as costs related to our separation with ZimVie.

Other (Expense) Income, net, Interest Expense, net, Loss on Early Extinguishment of Debt and Income Taxes

In 2022, we incurred a loss of $128.0 million in our other (expense) income, net compared to a gain of $12.2 million in 2021. The expense in 2022 was primarily due to a $116.6 million loss on our investment in ZimVie.

Interest expense, net, decreased in 2022 when compared to 2021 primarily from using debt that we issued in the fourth quarter of 2021, along with cash on hand, to repurchase portions of outstanding notes with higher interest rates. Additionally, interest expense, net was lower due to additional debt paydown.

In 2021, we recognized a $165.1 million loss on the early extinguishment of debt. See Note 13 to our consolidated financial statements for additional information on this loss.

Our effective tax rate (“ETR”) on earnings from continuing operations before income taxes was 27.9 percent and 10.7 percent for the years ended December 31, 2022 and 2021, respectively. In 2022, the ETR was primarily driven by the $289.8 million goodwill impairment charge and the $116.6 million loss on our investment in ZimVie, which have no corresponding tax benefits, partially offset by favorable tax audit settlements and finalization of Switzerland's Federal Act on Tax Reform and AHV Financing (“TRAF”) step-up. In 2021, the ETR was primarily driven by the foreign rate differential as our foreign locations have lower tax rates and favorable return-to-provision changes in estimate offset by unfavorable tax rate changes.

Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation, including the European Union adoption of Pillar 2 proposals; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

See Note 17 to our consolidated financial statements for additional information on our income taxes.

Segment Operating Profit

							Operating Profit as a
	Net Sales			Operating Profit			Percentage of Net Sales
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
(dollars in millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Americas	$4,295.5	$4,102.1	$3,699.5	$1,811.9	$1,709.3	$1,528.2	42.2%	41.7%	41.3%
EMEA	1,456.6	1,477.2	1,237.3	380.8	380.3	303.0	26.1	25.7	24.5
Asia Pacific	1,187.8	1,248.0	1,190.7	407.0	401.3	395.4	34.3	32.2	33.2

Americas

In the Americas, operating profit and operating profit as a percentage of net sales increased in 2022 when compared to 2021 due to higher net sales driven by continued recovery of elective surgical procedures, lower excess and obsolete inventory charges and savings from our restructuring programs. These favorable items were partially offset by higher R&D costs.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in 2022 when compared to 2021. Our net sales declined in EMEA due to the negative effects of changes in foreign currency exchange rates. However, our operating profit increased slightly due to our hedging program as we recognized hedge gains, which minimized the negative effects from net sales, and we realized savings from our restructuring programs. These favorable items were partially offset by higher bad debt, travel and medical training and education expenses.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in 2022 when compared to 2021. Our net sales declined in Asia Pacific due to the negative effects of changes in foreign currency exchange rates and by the China government implementing a nationwide volume-based procurement process that became effective in 2022. However, our operating profit increased slightly due to our hedging program as we recognized hedge gains, which minimized these negative effects from net sales, and we realized savings from our restructuring programs.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2022, we had $375.7 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under a 364-day revolving credit agreement that matures on August 18, 2023, and $1.1 billion available under a five-year revolving facility that matures on August 19, 2027. The terms of the 364-day revolving credit agreement and the five-year revolving facility are described further in Note 13 to our consolidated financial statements.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $1,356.2 million in 2022 compared to $1,404.3 million in 2021. The decrease in cash flows from operating activities in 2022 when compared to 2021 was primarily the result of higher tax payments and increased payments under our restructuring programs. These unfavorable items were partially offset by lower interest payments and lower investments in inventory, as well as the fact that the 2021 period included payments related to certain IPR&D agreements.

Cash flows used in investing activities from continuing operations were $522.0 million in 2022 compared to $443.3 million in 2021. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, optimization of our manufacturing and logistics network and investments in enterprise resource planning software. The 2022 period also reflects investments for an acquisition as well as other investments for acquiring intellectual property related to products that have been commercialized. These cash outflows were partially offset by favorable settlements of our net investment hedges as they matured.

Cash flows used in financing activities from continuing operations were $775.7 million in 2022 compared to $1,306.0 million in 2021. At the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with borrowings on our five-year revolving facility and cash on hand to redeem the full $750.0 million senior notes that were due April 1, 2022. We also repaid $242.9 million outstanding on our Japanese term loans and $525.8 million outstanding on our 1.414% Euro senior notes at their maturity date of December 13, 2022. In order to help fund the payment on these Euro senior notes, we borrowed $375.0 million under our five-year revolving facility and $83.0 million under a short-term term loan in connection with our plans to dispose of our ZimVie shares. In addition, in 2022 we expended $126.4 million to repurchase shares of our common stock.

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

As of December 31, 2022, $328.2 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $43.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”), as we would not be subject to further U.S. federal tax. In addition to the previously taxed earnings, we have intercompany notes available to repatriate.

Material Cash Requirements from Known Contractual and Other Obligations

At December 31, 2022, we had outstanding debt of $5,696.5 million, of which $544.3 million was classified as current debt. Of our current debt, we settled the full amount of our $83.0 million of our short-term term loan in February 2023 using $33.9 million in cash and the transfer of all the ZimVie shares that we owned, $86.3 million of senior notes mature on March 19, 2023 and the remaining $375.0 million is outstanding under our five-year revolving facility which we expect to repay during 2023. We believe we can satisfy these debt obligations with cash generated from our operations.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 13 to our consolidated financial statements.

In February, May, August and December 2022, our Board of Directors declared cash dividends of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. We had not repurchased any shares under this program until the fourth quarter of 2022, when we entered into transactions to repurchase $150.0 million in shares of our common stock. Our third-party broker executed the full $150.0 million of repurchases as of December 31, 2022 for which paid them $126.4 million by December 31, 2022, with the remaining balance we owed settled at the beginning of January 2023. As of December 31, 2022, $850.0 million remained authorized under this program.

As discussed in Note 5 to our consolidated financial statements, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $220 million, of which approximately $130 million was incurred through December 31, 2022. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, of which approximately $280 million was incurred through December 31, 2022. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized. Our latest estimates indicate that we will be near the low end of that range.

As discussed in Note 17 to our consolidated financial statements, the IRS has issued proposed adjustments for years 2010 through 2012, and for years 2013 through 2015, reallocating profits between certain of U.S. and foreign subsidiaries. We have disputed these proposed adjustments and intend to continue to vigorously defend our positions. Although the ultimate timing for resolution of the disputed tax issues is uncertain, future payments may be significant to our operating cash flows.

Under the Tax Cuts and Jobs Act of 2017, we have a $187.8 million liability remaining from a one-time tax on the mandatory deemed repatriation of post-1986 untaxed foreign earnings and profits (“toll charge”) for the deemed repatriation of unremitted foreign earnings. This amount was recorded in non-current income tax liabilities on our consolidated balance sheet as of December 31, 2022.

As discussed in Note 21 to our consolidated financial statements, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $349.2 million as of December 31, 2022. We expect to pay these liabilities over the next few years.

In the normal course of business, we enter into purchase commitments, primarily related to raw materials. However, we do not believe these purchase commitments are material to the overall standing of our business or our liquidity.

We have entered into various agreements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. These estimated payments related to these agreements could range from $0 to $415 million.

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

In our annual impairment test in the fourth quarter of 2022, we determined our EMEA reporting unit's carrying value was in excess of its estimated fair value. Fair value was determined using income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators determined from other businesses that are similar to our EMEA reporting unit. As a result of its carrying value being in excess of its estimated fair value, we recorded a goodwill impairment charge of $289.8 million. No goodwill balance remains for the EMEA reporting unit.

See Note 11 to our consolidated financial statements for further discussion and the factors that contributed to this impairment charge.

We have three other reporting units with goodwill assigned to them. For two of these reporting units, their estimated fair values exceeded their carrying values by more than 35 percent. We estimated the fair value of these reporting units using the income and market approaches. We performed a qualitative test on the other reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

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

FOREIGN CURRENCY EXCHANGE RISK

We operate on a global basis and are exposed to the risk that our financial condition, results of operations and cash flows could be adversely affected by changes in foreign currency exchange rates. To reduce the potential effects of foreign currency exchange rate movements on net earnings, we enter into derivative financial instruments in the form of foreign currency exchange forward contracts with major financial institutions. See Note 15 to our consolidated financial statements for further details on our foreign currency exchange risk exposure and management.

We maintain written policies and procedures governing our risk management activities. Our policy requires that critical terms of hedging instruments be the same as hedged forecasted transactions. On this basis, with respect to cash flow hedges, changes in cash flows attributable to hedged transactions are generally expected to be offset by changes in the fair value of hedge instruments. As part of our risk management program, we also perform sensitivity analyses to assess potential changes in revenue, operating results, cash flows and financial position relating to hypothetical movements in currency exchange rates. A sensitivity analysis of changes in the fair value of foreign currency exchange forward contracts outstanding at December 31, 2022 indicated that, if the U.S. Dollar uniformly strengthened or weakened in value by 10 percent relative to all currencies, with no change in the interest differentials, the fair value of those contracts would affect earnings in a range of a decrease of approximately $93 million to an increase of approximately $88 million before income taxes in periods through June 2025.

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

We had net assets, excluding goodwill and intangible assets, in legal entities with non-U.S. Dollar functional currencies of $1,771.5 million at December 31, 2022.

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

The majority of our debt is fixed-rate debt and therefore is not exposed to changes in interest rates. Based upon our overall interest rate exposure as of December 31, 2022, a change of 10 percent in interest rates, assuming the principal amount outstanding remains constant, would not have a material effect on interest expense, net. This analysis does not consider the effect of the change in the level of overall economic activity that could exist in such an environment.

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

Zimmer Biomet Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Zimmer Biomet Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Zimmer Biomet Holdings, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment - EMEA and Americas CMFT Reporting Units

As described in Notes 2 and 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $8,580.2 million as of December 31, 2022, and the goodwill associated with the EMEA and Americas CMFT reporting units represents a portion of the consolidated goodwill balance. Management performs an impairment test in the fourth quarter of each year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. Potential impairment of a reporting unit is identified by comparing the reporting unit’s estimated fair value to its carrying amount. The annual goodwill impairment test resulted in an impairment charge of $289.8 million related to the EMEA reporting unit, which represented all of the remaining goodwill. Management estimated the fair value of the EMEA and Americas CMFT reporting units based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to the EMEA and Americas CMFT reporting units. Significant assumptions are incorporated into the discounted cash flow analysis such as forecasted net sales, revenue growth rates, forecasted operating expenses and risk-adjusted discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the EMEA and Americas CMFT reporting units is a critical audit matter are (i) the significant judgment by management when estimating the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to forecasted net sales, forecasted operating expenses and risk-adjusted discount rate for the EMEA reporting unit and revenue growth rates, forecasted operating expenses and risk-adjusted discount rate for the Americas CMFT reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s reporting units. These procedures also included, among others (i) testing management’s process for developing the estimated fair value of the EMEA and Americas CMFT reporting units; (ii) evaluating the appropriateness of the discounted cash flow analysis; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow analysis; and (iv) evaluating the reasonableness of the significant assumptions used by management in the discounted cash flow analysis related to forecasted net sales, forecasted operating expenses and risk-adjusted discount rate for the EMEA reporting unit and revenue growth rates, forecasted operating expenses and risk-adjusted discount rate for the Americas CMFT reporting unit. Evaluating management’s assumptions related to forecasted net sales, revenue growth rates and forecasted operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the EMEA and Americas CMFT reporting units, where applicable; (ii) the consistency with external data from market and industry sources; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow analysis and the reasonableness of the risk-adjusted discount rate assumptions.

Tax Liabilities for Certain Unrecognized Tax Benefits

As described in Notes 2 and 17 to the consolidated financial statements, the Company has recorded tax liabilities for unrecognized tax benefits with a consolidated balance of $521.0 million as of December 31, 2022. The calculation of certain of the Company’s estimated tax liabilities, representing a majority of the consolidated balance, involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across the Company’s global operations. The Company’s income tax filings are regularly under audit in multiple federal, state and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed.

The principal considerations for our determination that performing procedures relating to tax liabilities for certain unrecognized tax benefits is a critical audit matter are (i) the significant judgment by management when determining the tax liabilities for certain unrecognized tax benefits due to a high degree of estimation uncertainty related to management’s application of complex tax laws and regulations, the result of income tax audits, and potential for significant adjustments as a result of such audits; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate the timely identification and accurate measurement of tax liabilities for certain unrecognized tax benefits and evaluating audit evidence available to support the estimates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and accurate measurement of tax liabilities for unrecognized tax benefits, including controls addressing the completeness of the tax liabilities. These procedures also included, among others (i) evaluating the accuracy of the measurement of tax liabilities for certain unrecognized tax benefits by testing certain information used in the calculation of tax liabilities for certain unrecognized tax benefits by jurisdiction, on a sample basis; (ii) assessing the completeness of the Company’s identification of tax liabilities for unrecognized tax benefits and possible outcomes for certain unrecognized tax benefits; and (iii) evaluating the status and results of income tax audits related to certain unrecognized tax benefits with the relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in evaluating management’s application of complex tax laws and regulations in various jurisdictions and assessing the reasonableness of certain of the Company’s tax positions.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

February 24, 2023

We have served as the Company’s auditor since 2000.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts)

	For the Years Ended December 31,
	2022	2021	2020
Net Sales	$6,939.9	$6,827.3	$6,127.5
Cost of products sold, excluding intangible asset amortization	2,019.5	1,960.4	1,824.3
Intangible asset amortization	526.8	529.5	512.1
Research and development	406.0	435.8	322.8
Selling, general and administrative	2,761.7	2,843.4	2,712.7
Goodwill and intangible asset impairment	292.8	16.3	503.0
Restructuring and other cost reduction initiatives	191.6	125.7	107.2
Quality remediation	33.8	52.8	50.9
Acquisition, integration, divestiture and related	11.4	3.1	11.4
Operating expenses	6,243.6	5,967.0	6,044.4
Operating Profit	696.3	860.3	83.1
Other (expense) income, net	(128.0)	12.2	23.8
Interest expense, net	(164.8)	(208.4)	(212.1)
Loss on early extinguishment of debt	-	(165.1)	-
Earnings (loss) from continuing operations before income taxes	403.5	499.0	(105.2)
Provision (benefit) for income taxes from continuing operations	112.3	53.5	(96.0)
Net Earnings (Loss) from Continuing Operations	291.2	445.5	(9.2)
Less: Net earnings attributable to noncontrolling interest	1.0	0.5	1.5
Net Earnings (Loss) from Continuing Operations of Zimmer Biomet Holdings, Inc.	290.2	445.0	(10.7)
Loss from Discontinued Operations, Net of Tax	(58.8)	(43.4)	(128.2)
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$231.4	$401.6	$(138.9)

Basic Earnings (Loss) Per Common Share
Earnings (Loss) from Continuing Operations	$1.38	$2.14	$(0.05)
Loss from Discontinued Operations	(0.28)	(0.21)	(0.62)
Basic Earnings (Loss) Per Common Share	$1.10	$1.93	$(0.67)

Diluted Earnings (Loss) Per Common Share
Earnings (Loss) from Continuing Operations	$1.38	$2.12	$(0.05)
Loss from Discontinued Operations	(0.28)	(0.21)	(0.62)
Diluted Earnings (Loss) Per Common Share	$1.10	$1.91	$(0.67)

Weighted Average Common Shares Outstanding
Basic	209.6	208.6	207.0
Diluted	210.3	210.4	207.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Net Earnings (Loss) of Zimmer Biomet Holdings, Inc.	$231.4	$401.6	$(138.9)
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(123.3)	(99.9)	25.6
Unrealized cash flow hedge gains/(losses), net of tax	83.5	86.4	(33.5)
Reclassification adjustments on hedges, net of tax	(46.0)	1.3	(38.5)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	77.0	78.4	(9.5)
Total Other Comprehensive (Loss) Income	(8.8)	66.2	(55.9)
Comprehensive Income (Loss) Attributable to Zimmer Biomet Holdings, Inc.	$222.6	$467.8	$(194.8)

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	As of December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$375.7	$378.1
Accounts receivable, less allowance for credit losses	1,381.5	1,259.6
Inventories	2,147.2	2,148.0
Prepaid taxes	198.4	326.7
Prepaid expenses and other current assets	324.5	271.0
Current assets of discontinued operations	-	501.6
Total Current Assets	4,427.3	4,885.0
Property, plant and equipment, net	1,872.5	1,836.6
Goodwill	8,580.2	8,919.4
Intangible assets, net	5,063.8	5,533.6
Other assets	1,122.2	1,005.0
Noncurrent assets of discontinued operations	-	1,276.8
Total Assets	$21,066.0	$23,456.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$354.1	$306.5
Income taxes payable	38.5	62.0
Other current liabilities	1,421.3	1,317.1
Current portion of long-term debt	544.3	1,605.1
Current liabilities of discontinued operations	-	177.2
Total Current Liabilities	2,358.2	3,467.9
Deferred income taxes, net	474.8	558.5
Long-term income tax payable	421.2	583.0
Other long-term liabilities	632.6	548.5
Long-term debt	5,152.2	5,463.7
Noncurrent liabilities of discontinued operations	-	168.4
Total Liabilities	9,039.0	10,790.0
Commitments and Contingencies (Note 21)
Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 313.8 million (312.8 million in 2021) issued	3.1	3.1
Paid-in capital	9,504.4	9,314.8
Retained earnings	9,559.3	10,292.2
Accumulated other comprehensive loss	(179.3)	(231.6)
Treasury stock, 104.8 million shares (103.8 million shares in 2021)	(6,867.2)	(6,717.8)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,020.3	12,660.7
Noncontrolling interest	6.7	5.7
Total Stockholders' Equity	12,027.0	12,666.4
Total Liabilities and Stockholders' Equity	$21,066.0	$23,456.4

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2020	309.9	$3.1	$8,920.1	$10,427.3	$(241.9)	(103.9)	$(6,720.5)	$4.7	$12,392.8
Net loss	-	-	-	(138.9)	-	-	-	1.5	(137.4)
Other comprehensive loss	-	-	-	-	(55.9)	-	-	-	(55.9)
Cash dividends declared ($0.96 per share)	-	-	-	(198.9)	-	-	-	-	(198.9)
Adoption of new accounting standard	-	-	-	(3.1)	-	-	-	-	(3.1)
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	(1.0)	(1.0)
Stock compensation plans	1.5	-	201.5	0.5	-	0.1	0.9	-	202.9
Balance December 31, 2020	311.4	3.1	9,121.6	10,086.9	(297.8)	(103.8)	(6,719.6)	5.2	12,199.4
Net earnings	-	-	-	401.6	-	-	-	0.5	402.1
Other comprehensive income	-	-	-	-	66.2	-	-	-	66.2
Cash dividends declared ($0.96 per share)	-	-	-	(200.4)	-	-	-	-	(200.4)
Stock compensation plans	1.4	-	193.2	4.1	-	-	1.8	-	199.1
Balance December 31, 2021	312.8	3.1	9,314.8	10,292.2	(231.6)	(103.8)	(6,717.8)	5.7	12,666.4
Net earnings	-	-	-	231.4	-	-	-	1.0	232.4
Other comprehensive loss	-	-	-	-	(8.8)	-	-	-	(8.8)
Cash dividends declared ($0.96 per share)	-	-	-	(201.3)	-	-	-	-	(201.3)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(763.4)	35.2	-	-	-	(728.2)
Stock compensation plans	1.0	-	189.6	0.4	-	-	0.6	-	190.6
Share repurchases	-	-	-	-	-	(1.0)	(150.0)	-	(150.0)
Balance December 31, 2022	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Years Ended December 31,
	2022	2021	2020
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings (loss) from continuing operations	$291.2	$445.5	$(9.2)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	926.4	937.7	898.4
Share-based compensation	105.0	76.0	73.8
Goodwill and intangible asset impairment	292.8	16.3	503.0
Loss on early extinguishment of debt	-	165.1	-
Loss on investment in ZimVie	116.6	-	-
Deferred income tax (benefit) provision	(64.4)	(102.1)	39.4
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	(152.9)	(123.9)	(293.9)
Receivables	(184.7)	(40.8)	(66.2)
Inventories	(75.6)	(8.4)	(34.5)
Accounts payable and accrued liabilities	103.0	86.5	(96.3)
Other assets and liabilities	(1.2)	(47.6)	61.1
Net cash provided by operating activities from continuing operations	1,356.2	1,404.3	1,075.6
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(258.3)	(273.6)	(259.0)
Additions to other property, plant and equipment	(187.9)	(143.6)	(111.9)
Net investment hedge settlements	89.4	1.9	53.5
Business combination investments, net of acquired cash	(99.8)	-	(227.1)
Investments in other assets	(65.4)	(28.0)	(19.8)
Net cash used in investing activities from continuing operations	(522.0)	(443.3)	(564.3)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from multicurrency revolving facility	595.0	-	-
Payments on multicurrency revolving facility	(220.0)	-	-
Proceeds from senior notes	-	1,599.8	1,497.1
Redemption of senior notes	(1,275.8)	(2,654.8)	(1,750.0)
Proceeds from term loan	83.0	-	-
Payments on term loans	(242.9)	-	-
Dividends paid to stockholders	(201.2)	(200.1)	(198.5)
Proceeds from employee stock compensation plans	78.1	122.5	129.8
Distribution from ZimVie, Inc.	540.6	-	-
Net cash flows from unremitted collections from factoring programs	-	-	(53.0)
Business combination contingent consideration payments	-	(8.9)	(15.0)
Debt issuance costs	(1.6)	(13.2)	(22.3)
Deferred business combination payments	-	(145.0)	-
Repurchase of common stock	(126.4)	-	-
Other financing activities	(4.5)	(6.3)	(8.3)
Net cash used in financing activities from continuing operations	(775.7)	(1,306.0)	(420.2)
Cash flows provided by (used in) discontinued operations:
Net cash (used in) provided by operating activities	(71.5)	94.9	128.9
Net cash used in investing activities	(7.2)	(60.3)	(49.5)
Net cash used in financing activities	(68.1)	-	(1.6)
Net cash (used in) provided by discontinued operations	(146.8)	34.6	77.8
Effect of exchange rates on cash and cash equivalents	(14.5)	(13.2)	15.3
(Decrease) increase in cash and cash equivalents	(102.8)	(323.6)	184.2
Cash and cash equivalents, beginning of year (includes $100.4 million, $27.4 million and $36.7 million at January 1, 2022, 2021 and 2020, respectively, of discontinued operations cash)	478.5	802.1	617.9
Cash and cash equivalents, end of year (includes $100.4 million and $27.4 million at December 31, 2021 and 2020, respectively, of discontinued operations cash)	$375.7	$478.5	$802.1

The accompanying notes are an integral part of these consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.
Business

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; craniomaxillofacial and thoracic products; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. We collaborate with healthcare professionals around the globe to advance the pace of innovation. Our products and solutions help treat patients suffering from disorders of, or injuries to, bones, joints or supporting soft tissues. Together with healthcare professionals, we help millions of people live better lives.

The words “Zimmer Biomet,” “we,” “us,” “our,” “the Company” and similar words refer to Zimmer Biomet Holdings, Inc. and its subsidiaries. “Zimmer Biomet Holdings” refers to the parent company only.

Risks and Uncertainties - Our results have been and may continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which continue to be deferred to some extent due to precautions in certain markets and staffing shortages. The consequences of COVID-19 and its related effects continue to be extremely fluid and there are many market dynamics that are difficult to predict. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows in the near term.

Spinoff - On March 1, 2022, we completed the previously announced separation of our spine and dental businesses into a new public company through the distribution by Zimmer Biomet Holdings of 80.3% of the outstanding shares of common stock of ZimVie Inc. (“ZimVie”) to Zimmer Biomet Holding’s stockholders. The historical results of our spine and dental businesses that were contributed to ZimVie in the spinoff have been reflected as discontinued operations in our consolidated financial statements as the spinoff represents a strategic shift in our business that has a major effect on operations and financial results. As of December 31, 2021, the assets and liabilities associated with these businesses are classified as assets and liabilities of discontinued operations in the consolidated balance sheet. The disclosures presented in our notes to the consolidated financial statements are presented on a continuing operations basis.

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

Shipping and Handling - Amounts billed to customers for shipping and handling of products are reflected in net sales and are not significant. Expenses incurred related to shipping and handling of products are reflected in selling, general and administrative (“SG&A”) expenses and were $254.4 million, $255.4 million and $235.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Quality remediation - We use the financial statement line item “Quality remediation” to recognize expenses related to addressing inspectional observations on Form 483 and a warning letter issued by the FDA following its inspections of our Warsaw North Campus facility, among other matters. See Note 21 for additional information about the Form 483 and warning letter. The majority of these expenses were related to consultants who helped us to update previous documents and redesign certain processes.

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

In December 2021, our management approved a new global restructuring program intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. Restructuring charges for the years ended December 31, 2022, 2021 and 2020 were primarily attributable to these programs.

Acquisition, integration, divestiture and related – We use the financial statement line item, “Acquisition, integration, divestiture and related” to recognize expenses resulting from the consummation of business mergers and acquisitions and the related integration of those businesses, and expenses related to the divestiture of our businesses. Acquisition, integration, divestiture and related gains and expenses are primarily composed of:

•
Consulting and professional fees related to third-party integration performed in a variety of areas, such as finance, tax, compliance, logistics and human resources, and legal fees related to the consummation of mergers and acquisitions.
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
•
Changes to our contingent consideration liabilities related to our mergers and acquisitions.
•
Other various expenses to relocate facilities, integrate information technology, losses incurred on assets resulting from the applicable acquisition, and other various expenses.
•
Income and expenses related to providing ZimVie certain services after the separation date.

Cash and Cash Equivalents - We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying amounts reported in the balance sheet for cash and cash equivalents are valued at cost, which approximates their fair value.

Accounts Receivable - Accounts receivable consists of trade and other miscellaneous receivables. We grant credit to customers in the normal course of business and maintain an allowance for expected credit losses. We determine the allowance for credit losses by geographic market and take into consideration historical credit experience, creditworthiness of the customer and other pertinent information. We make concerted efforts to collect all accounts receivable, but sometimes we have to write-off the account against the allowance when we determine the account is uncollectible. The allowance for credit losses was $78.4 million and $60.1 million as of December 31, 2022 and 2021, respectively.

We also have receivables purchase arrangements with unrelated third parties to transfer portions of our trade accounts receivable balance. We terminated our purchase arrangements in the U.S. and Japan during the year ended December 31, 2020. We continue to have arrangements in Europe where we sell to a third party and have no continuing involvement or significant risk with the factored accounts receivable. Funds received from the transfers are recorded as an increase to cash and a reduction to accounts receivable outstanding in our consolidated balance sheets. We report the cash flows attributable to the sale of receivables to third parties in cash flows from operating activities in our consolidated statements of cash flows. Net expenses resulting from the sales of receivables are recognized in SG&A expense and are immaterial. Net expenses include any resulting gains or losses from the sales of receivables, credit insurance and factoring fees. Under the previous arrangement in the U.S. and Japan, any initial collections of cash and remittances to the third parties were recognized in our consolidated statements of cash flows in financing activities which resulted in an outflow of $53.0 million for the year ended December 31, 2020.

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

Instruments - Instruments are hand-held devices used by surgeons during total joint replacement and other surgical procedures. Instruments are recognized as long-lived assets and are included in property, plant and equipment. Undeployed instruments are carried at cost or net realizable value. Instruments that have been deployed to be used in surgeries are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on average estimated useful lives, determined principally in reference to associated product life cycles, primarily five years. We review instruments for impairment whenever events or changes in circumstances indicate that the carrying value of an instrument may not be recoverable. Depreciation of instruments is recognized as SG&A expense.

Goodwill - Goodwill is not amortized but is subject to annual impairment tests. Goodwill has been assigned to reporting units. Potential impairment of a reporting unit is identified by either comparing a reporting unit’s estimated fair value to its carrying amount or doing a qualitative assessment of a reporting unit’s fair value from the last quantitative assessment to determine if there is potential impairment. We may do a qualitative assessment when the results of the previous quantitative test indicated the reporting unit’s estimated fair value was significantly in excess of the carrying value of its net assets and we do not believe there have been significant changes in the reporting unit’s operations that would significantly decrease its estimated fair value. If a quantitative assessment is performed, the fair value of the reporting unit and the fair value of goodwill are determined based upon a discounted cash flow analysis and/or use of a market approach by looking at market values of comparable companies. Significant assumptions are incorporated into our discounted cash flow analyses such as forecasted net sales, revenue growth rates, forecasted operating expenses and risk-adjusted discount rates. We perform this test in the fourth quarter of the year or whenever events or changes in circumstances indicate that the fair value of the reporting unit is more likely than not below its carrying amount. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded in the amount that the carrying value of the reporting unit exceeds the fair value. See Note 11 for more information regarding goodwill.

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

We operate on a global basis and are subject to numerous and complex tax laws and regulations. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. Our income tax filings are regularly under audit in multiple federal, state, and foreign jurisdictions. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Because income tax adjustments in certain jurisdictions can be significant, we record tax positions based upon our estimates. For those tax positions where it is more likely than not that a tax benefit will be sustained, we have recorded the largest amount of tax benefit with a greater than 50 percent likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.

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

Accumulated Other Comprehensive Income (Loss) – Accumulated other comprehensive income (loss) (“AOCI”) refers to gains and losses that under GAAP are included in comprehensive income but are excluded from net earnings as these amounts are recorded directly as an adjustment to stockholders’ equity. Our AOCI is comprised of foreign currency translation adjustments, including unrealized gains and losses on net investments hedges, unrealized gains and losses on cash flow hedges and amortization of prior service costs and unrecognized gains and losses in actuarial assumptions.

Other Expense (Income), Net - Other expense (income), net includes gains/(losses) on changes in fair value of our investments, gains/(losses) on remeasurement of monetary assets and liabilities denominated in a currency other than an entity's functional currency and the related gains/(losses) on derivative instruments that are not designated as hedging instruments that we use to manage the currency exposures of these assets and liabilities, certain components of pension expense, and other non-operating gains/(losses). In the year ended December 31, 2022, we recognized losses of $116.6 million related to our investment in ZimVie. The initial value of our investment was based upon our 19.7 percent share of the carrying value of net assets transferred to ZimVie on the separation date. At December 31, 2022, we valued our investment at fair value based upon ZimVie's share price on that date, less a discount to reflect that the shares are not registered.

Treasury Stock - We account for repurchases of common stock under the cost method and present treasury stock as a reduction of stockholders’ equity. We reissue common stock held in treasury only for limited purposes.

Noncontrolling Interest - We have investments in other companies in which we have a controlling financial interest, but not 100 percent of the equity. Further information related to the noncontrolling interests of those investments has not been provided as it is not significant to our consolidated financial statements.

Accounting Pronouncements Recently Adopted

In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2021-05 Lessors - Certain Leases with Variable Lease Payments which is an amendment to Accounting Standards Codification Topic 842 - Leases (“ASC 842”). Under the prior ASC 842 guidance, variable payments were excluded from the measurement of the initial net investment in the lease if the payments do not depend on an index or rate. For sales-type or direct financing leases, this could result in the recognition of a day-one loss for leases with entire or partial variable payments. ASU 2021-05 requires lessors to classify leases with entire or partial variable payments as operating leases if otherwise a day-one loss would be recognized. The ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those years. Early adoption of this ASU was permitted. The ASU could either be applied retrospectively to leases that were commenced or modified on or after the adoption of ASC 842 or applied prospectively to leases that commence or are modified after the adoption of ASU 2021-05. We adopted this standard as of January 1, 2022. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

In the fourth quarter of 2021, ZimVie entered into a credit agreement with a financial institution providing for revolving loans of up to $175.0 million and term loan borrowings of up to $595.0 million. On February 28, 2022, prior to separation, ZimVie borrowed the entire $595.0 million available under the term loan. Approximately $540.6 million of this amount was paid by ZimVie to Zimmer Biomet in the form of a dividend at separation which is included in our cash flows from financing activities in the consolidated statements of cash flows. We used proceeds from the dividend, along with cash on hand and proceeds from a draw on our revolving credit facility, to repay our 3.150% Senior Notes due 2022 which had an outstanding principal balance of $750.0 million.

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

We recognize any gains or losses from the TSA and TMA agreements in Acquisition, integration, divestiture and related expense in our consolidated statements of earnings. Amounts included in the consolidated statements of earnings related to these agreements for the years ended December 31, 2022, 2021 and 2020 were immaterial. Amounts due from ZimVie were also immaterial as of December 31, 2022.

We retained approximately 5.1 million common shares of ZimVie, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over

ZimVie, we recognize this investment at fair value in prepaid expenses and other current assets on our consolidated balance sheet. We disposed of these shares in February 2023. Changes to the fair value of the investment are recognized in non-operating other (expense) income, net. In the year ended December 31, 2022, we recognized losses of $116.6 million related to our investment in ZimVie.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under a short-term credit agreement (the “Short-Term Term Loan”) with a third-party financial institution, the proceeds of which were used to repay certain of our existing indebtedness. On September 1, 2022, we entered into a forward exchange agreement and pledge agreement (collectively the “Forward Exchange Agreement”) with the same financial institution to deliver to them our 5.1 million shares of ZimVie common stock in the first quarter of 2023. It is likely that the financial institution entered into hedging transactions, which may have included selling the ZimVie shares in the market, in anticipation of receiving the shares in the first quarter of 2023. We pledged our 5.1 million shares of ZimVie common stock to the financial institution as collateral for our obligations under the Short-Term Term Loan and the Forward Exchange Agreement.

In February 2023, we repaid in full the Short-Term Term Loan by transferring our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and by paying $33.9 million in cash, representing an amount determined by the difference between the average daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million.

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other (expense) income, net. The most significant input into the valuation of the Forward Exchange Agreement is the price of ZimVie shares. The fair value of the Forward Exchange Agreement as of December 31, 2022 was $1.1 million and is included within prepaid expenses and other current assets on our consolidated balance sheet. For the year ended December 31, 2022, an unrealized gain of $1.1 million related to the change in fair value of the Forward Exchange Agreement was recorded in non-operating other (expense) income, net in our consolidated statements of earnings.

As discussed in Note 1, Business, the results of our spine and dental businesses have been reflected as discontinued operations in the consolidated statements of earnings for the years presented. Details of earnings (loss) from discontinued operations included in our consolidated statements of earnings are as follows (in millions):

	For the Years Ended
	December 31,
	2022	2021	2020
Net Sales	$147.8	$1,008.8	$896.9
Cost of products sold, excluding intangible asset amortization	53.5	380.6	304.0
Intangible asset amortization	14.0	86.2	85.5
Research and development	10.5	61.3	49.0
Selling, general and administrative	89.4	480.5	465.0
Goodwill and intangible asset impairment	-	-	142.0
Restructuring and other cost reduction initiatives	0.4	3.3	9.7
Quality remediation	-	0.2	0.2
Acquisition, integration, divestiture and related	40.9	76.8	12.4
Other expense (income), net	0.3	0.5	(1.6)
Loss from discontinued operations before income taxes	(61.2)	(80.6)	(169.3)
Benefit for income taxes from discontinued operations	(2.4)	(37.2)	(41.1)
Loss from discontinued operations, net of tax	$(58.8)	$(43.4)	$(128.2)

Details of assets and liabilities of discontinued operations are as follows (in millions):

December 31,
2021
Cash and cash equivalents	$100.4
Accounts receivable, less allowance for credit losses	145.3
Inventories	246.5
Prepaid expenses and other current assets	9.4
Total Current Assets of Discontinued Operations	$501.6
Property, plant and equipment, net	$179.9
Goodwill	272.8
Intangible assets, net	766.2
Other assets	57.9
Total Noncurrent Assets of Discontinued Operations	$1,276.8
Accounts payable	$44.7
Income taxes payable	3.1
Other current liabilities	129.4
Total Current Liabilities of Discontinued Operations	$177.2
Deferred income taxes, net	$107.1
Other long-term liabilities	61.3
Total Noncurrent Liabilities of Discontinued Operations	$168.4

4.
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

We sell products through two principal channels: 1) direct to healthcare institutions, referred to as direct channel accounts; and 2) through stocking distributors and healthcare dealers. In direct channel accounts and with some healthcare dealers, inventory is generally consigned to sales agents or customers so that products are available when needed for surgical procedures. No revenue is recognized upon the placement of inventory into consignment, as we retain the ability to control the inventory. Upon implantation, we issue an invoice and revenue is recognized. Consignment sales represented approximately 85 percent of our net sales in 2022. Pricing for products is generally predetermined by contracts with customers, agents acting on behalf of customer groups or by government regulatory bodies, depending on the market. Price discounts under group purchasing contracts are generally linked to volume of implant purchases by customer healthcare institutions within a specified group. At negotiated thresholds within a contract buying period, price discounts may increase. Payment terms vary by customer, but are typically less than 90 days.

With sales to stocking distributors and some healthcare dealers and hospitals, revenue is generally recognized when control of our product passes to the customer, which can be upon shipment of the product or receipt by the customer. We estimate sales recognized in this manner represented approximately 15 percent of our net sales in 2022. These customers may purchase items in large quantities if incentives are offered or if there are new product offerings in a market, which could cause period-to-period differences in sales. It is our accounting policy to account for shipping and handling activities as a fulfillment cost rather than as an additional promised service. We have contracts with these customers or orders may be placed from available price lists. Payment terms vary by customer, but are typically less than 90 days.

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

We analyze sales by two geographies, the United States and International; and by the following product categories: Knees; Hips; Sports Medicine, Extremities and Trauma (“S.E.T.”), which includes Craniomaxillofacial and Thoracic (“CMFT”); and Other. Other includes sales from our Technology, Surgical and Bone Cement products.

This net sales presentation differs from our reportable operating segments, which are based upon our senior management organizational structure and how we allocate resources toward achieving operating profit goals. Each of our reportable operating segments sells all the product categories noted above. Accordingly, the only difference from the presentation below and our reportable operating segments are the geographic groupings.

Net sales by geography are as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
United States	$4,012.4	$3,853.9	$3,507.7
International	2,927.5	2,973.4	2,619.8
Total	$6,939.9	$6,827.3	$6,127.5

Net sales by product category are as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Knees	$2,778.3	$2,647.9	$2,378.3
Hips	1,894.9	1,856.1	1,750.5
S.E.T	1,696.7	1,727.8	1,525.6
Other	570.0	595.5	473.1
Total	$6,939.9	$6,827.3	$6,127.5

5.
Restructuring

In December 2021, our management approved a new global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $220 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2020	$-	$-	$-	$-
Additions	19.5	2.3	10.3	32.1
Cash payments	-	-	-	-
Foreign currency exchange rate changes	-	-	-	-
Balance, December 31, 2021	19.5	2.3	10.3	32.1
Additions	33.6	49.5	16.6	99.7
Cash payments	(43.4)	(27.8)	(23.9)	(95.1)
Foreign currency exchange rate changes	0.8	1.0	0.1	1.9
Balance, December 31, 2022	$10.5	$25.0	$3.1	$38.6

Expense incurred since the start of the 2021 Restructuring Plan	$53.1	$51.8	$26.9	$131.8

Expense estimated to be recognized for the 2021 Restructuring Plan	$70.0	$100.0	$50.0	$220.0

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management and relocation costs. The restructuring charges incurred in the year ended December 31, 2022, primarily related to employee termination benefits, consulting fees and project management expenses. The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2019	22.3	-	4.1	26.4
Additions	49.6	15.8	33.1	98.5
Cash payments	(35.5)	(4.9)	(22.1)	(62.5)
Foreign currency exchange rate changes	1.4	-	-	1.4
Balance, December 31, 2020	37.8	10.9	15.1	63.8
Additions	7.3	18.5	49.2	75.0
Cash payments	(28.7)	(12.9)	(64.2)	(105.8)
Foreign currency exchange rate changes	(1.6)	-	(0.1)	(1.7)
Balance, December 31, 2021	$14.8	$16.5	$-	$31.3
Additions	29.1	0.7	40.1	69.9
Cash payments	(13.4)	(7.3)	(33.3)	(54.0)
Foreign currency exchange rate changes	(1.6)	(0.9)	(0.4)	(2.9)
Balance, December 31, 2022	$28.9	$9.0	$6.4	$44.3

Expense incurred since the start of the 2019 Restructuring Plan	$108.3	$35.0	$134.6	$277.9

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$180.0	$375.0

For the expense estimated to be recognized for the 2019 Restructuring Plan, we have disclosed the midpoint in our estimated range of expenses.

We do not include restructuring charges in the operating profit of our reportable segments.

In our consolidated statement of earnings, we report restructuring charges in our “Restructuring and other cost reduction initiatives” financial statement line item. We report the expenses for other cost reduction and optimization initiatives with restructuring expenses because these activities also have the goal of reducing costs across the organization. However, since the cost reduction and optimization initiative expenses are not considered restructuring, they have been excluded from the amounts presented in this note.

6.
Share-Based Compensation

Our share-based payments primarily consist of stock options and restricted stock units (“RSUs”). Share-based compensation expense was as follows (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Total expense, pre-tax	$105.0	$76.0	$73.8
Tax benefit related to awards	16.9	17.2	15.6
Total expense, net of tax	$88.1	$58.8	$58.2

We had two equity compensation plans in effect at December 31, 2022: the 2009 Stock Incentive Plan (“2009 Plan”) and the Stock Plan for Non-Employee Directors. We have reserved the maximum number of shares of common stock available for awards under the terms of each of these plans. We have registered 49.9 million shares of common stock under these plans. The 2009 Plan provides for the grant of nonqualified stock options and incentive stock options, long-term performance awards in the form of performance shares or units, restricted stock, RSUs and stock appreciation rights. The Compensation and Management Development Committee of the Board of Directors determines the grant date for annual grants under our equity compensation plans. The date for annual grants under the 2009 Plan to our executive officers is expected to occur in the first quarter of each year following the earnings announcements for the previous quarter and full year. The Stock Plan for Non-Employee Directors provides for awards of stock options, restricted stock and RSUs to non-employee directors. It has been our practice to issue shares of common stock upon exercise of stock options from previously unissued shares, except in limited circumstances where they are issued from treasury stock. The total number of awards which may be granted in a given year and/or over the life of the plan under each of our equity compensation plans is limited. At December 31, 2022, an aggregate of 8.5 million shares were available for future grants and awards under these plans.

Stock Options

Stock options granted to date under our plans generally vest over three or four years and have a maximum contractual life of 10 years. As established under our equity compensation plans, vesting may accelerate upon retirement after the first anniversary date of the award if certain criteria are met. We recognize expense related to stock options on a straight-line basis over the requisite service period, less awards expected to be forfeited using estimated forfeiture rates. Due to the accelerated retirement provisions, the requisite service period of our stock options range from one to four years. Stock options are granted with an exercise price equal to the market price of our common stock on the date of grant, except in limited circumstances where local law may dictate otherwise.

A summary of stock option activity for the year ended December 31, 2022 is as follows (options in thousands):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Intrinsic Value (in millions)
Outstanding at January 1, 2022 (1)	7,547	$125.32
Options granted (1)	1,479	117.04
Options exercised (1)	(527)	82.35
Options forfeited (1)	(208)	132.38
Options expired (1)	(186)	138.54
Awards transferred to ZimVie in the spinoff	(431)	134.66
Adjustment to Zimmer Biomet awards related to the spinoff of ZimVie (2)	270
Outstanding at December 31, 2022	7,944	$121.94	5.9	$99.7
Vested or expected to vest as of December 31, 2022	7,779	$121.70	5.8	$98.7
Exercisable at December 31, 2022	5,196	$116.05	4.6	$83.2

(1)
Activity prior to the ZimVie spinoff has not been adjusted for the spinoff
(2)
In connection with the spinoff of ZimVie, all outstanding Zimmer Biomet stock options (whether vested or unvested) were modified into adjusted Zimmer Biomet awards for continuing Zimmer Biomet employees or converted into ZimVie awards for those becoming ZimVie employees. The modified awards attempted to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the modification. The modification of these awards did not result in significant incremental expense.

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

The following table presents information regarding the weighted average fair value of stock options granted, the assumptions used to determine fair value, the intrinsic value of options exercised and the tax benefit of options exercised in the indicated year:

	For the Years Ended December 31,
	2022	2021	2020
Dividend yield	0.8%	0.6%	0.6%
Volatility	30.2%	30.3%	22.3%
Risk-free interest rate	1.9%	0.7%	1.3%
Expected life (years)	5.0	5.4	5.0
Weighted average fair value of options granted	$32.07	$43.91	$31.65
Intrinsic value of options exercised (in millions)	$20.5	$54.6	$50.1
Tax benefit of options exercised (in millions)	$4.0	$10.8	$9.6

As of December 31, 2022, there was $49.9 million of unrecognized share-based payment expense related to nonvested stock options granted under our plans. That expense is expected to be recognized over a weighted average period of 1.9 years.

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

A summary of nonvested RSU activity for the year ended December 31, 2022 is as follows (RSUs in thousands):

		Weighted Average
		Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2022 (1)	1,039	$146.58
Granted (1)	699	114.61
Vested (1)	(168)	117.47
Forfeited (1)	(336)	157.22
Awards transferred to ZimVie in the spinoff	(71)	132.61
Adjustment to Zimmer Biomet awards related to the spinoff of ZimVie (2)	35
Outstanding at December 31, 2022	1,198	$147.85

(1)
Activity prior to the ZimVie spinoff has not been adjusted for the spinoff.
(2)
In connection with the spinoff of ZimVie, all unvested Zimmer Biomet RSUs were modified into adjusted Zimmer Biomet awards for continuing Zimmer Biomet employees or converted into ZimVie awards for those becoming ZimVie employees. For awards with service conditions only, the modified awards attempted to preserve the same intrinsic value and general terms and conditions (including vesting) as were in place immediately prior to the modification. For awards that had performance and market conditions, these conditions were removed and converted into service condition only awards to be earned at a fixed amount as determined by our Board of Directors' Compensation and Management Development Committee. The other general terms and conditions (including vesting) were preserved. The modification of these awards did not result in significant incremental expense.

For the RSUs with service conditions only, the fair value of the awards was determined based upon the fair market value of our common stock on the date of grant. For the RSUs with market conditions, a Monte Carlo valuation technique was used to simulate the market conditions of the awards. The outcome of the simulation was used to determine the fair value of the awards.

We are required to estimate the number of RSUs that will vest and recognize share-based payment expense on a straight-line basis over the requisite service period. As of December 31, 2022, we estimate that approximately 893,091 outstanding RSUs will vest. If our estimate were to change in the future, the cumulative effect of the change in estimate will be recorded in that period. Based upon the number of RSUs that we expect to vest, the unrecognized share-based payment expense as of December 31, 2022 was $59.5 million and is expected to be recognized over a weighted-average period of 1.8 years. The fair value of RSUs that vested during the years ended December 31, 2022, 2021 and 2020 based upon our stock price on the date of vesting was $20.3 million, $40.0 million, and $33.2 million, respectively.

7.
Inventories

Inventories consisted of the following (in millions):

	As of December 31,
	2022	2021
Finished goods	$1,655.0	$1,729.2
Work in progress	230.9	175.5
Raw materials	261.3	243.3
Inventories	$2,147.2	$2,148.0

Amounts charged to the consolidated statements of earnings for excess and obsolete inventory, including certain product lines we intend to discontinue, in the years ended December 31, 2022, 2021 and 2020 were $137.3 million, $117.3 million and $230.0 million, respectively.

8.
Property, Plant and Equipment

Property, plant and equipment consisted of the following (in millions):

	As of December 31,
	2022	2021
Land	$19.2	$20.1
Building and equipment	2,093.4	2,086.0
Capitalized software costs	518.2	454.9
Instruments	3,683.5	3,460.4
Construction in progress	144.1	116.3
	6,458.4	6,137.7
Accumulated depreciation	(4,585.9)	(4,301.1)
Property, plant and equipment, net	$1,872.5	$1,836.6

Depreciation expense was $399.6 million, $408.1 million and $386.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

We had $17.0 million and $10.3 million of property, plant and equipment included in accounts payable as of December 31, 2022 and 2021, respectively.

9.
Fair Value Measurements of Assets and Liabilities

The following financial assets and liabilities related to continuing operations are recorded at fair value on a recurring basis (in millions):

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$72.8	$-	$72.8	$-
Cross-currency interest rate swaps	6.8	-	6.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Forward Exchange Agreement	1.1	-	1.1	-
Investment in ZimVie	45.5	45.5	-	-
Total Assets	$128.0	$45.5	$82.5	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.5	$-	$5.5	$-
Cross-currency interest rate swaps	49.6	-	49.6	-
Interest rate swaps	172.0	-	172.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.3	-	3.3	-
Contingent payments related to acquisitions	17.4	-	-	17.4
Total Liabilities	$247.8	$-	$230.4	$17.4

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$52.4	$-	$52.4	$-
Cross-currency interest rate swaps	23.0	-	23.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.1	-	1.1	-
Total Assets	$76.5	$-	$76.5	$-
Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$0.3	$-	$0.3	$-
Cross-currency interest rate swaps	3.4	-	3.4	-
Interest rate swaps	10.5	-	10.5	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.5	-	1.5	-
Contingent payments related to acquisitions	35.6	-	-	35.6
Total Liabilities	$51.3	$-	$15.7	$35.6

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

In connection with the spinoff, we retained approximately 5.1 million unregistered uncommon shares of ZimVie, representing 19.7 percent of ZimVie's common stock on the separation date. At each reporting date, we value these shares based upon the market share price of ZimVie less a discount to reflect that the shares are not registered.

The value of the Forward Exchange Agreement is based upon the historical volume-weighted average price of ZimVie stock since the inception of the agreement with simulations of how the ZimVie stock might perform until the settlement date.

Contingent payments related to acquisitions consist of sales-based payments, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and changes as revenue estimates increase or decrease.

The following table provides a reconciliation of the beginning and ending balances of items related to continuing operations measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2021	$35.6
Change in estimates	(11.2)
Settlements	(7.0)
Ending balance December 31, 2022	$17.4

Changes in estimates for contingent payments related to acquisitions included in continuing operations are recognized in the Acquisition, integration, divestiture and related line item on our consolidated statements of earnings.

10.
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

The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the acquisition (in millions):

Current assets	$3.8
Intangible assets subject to amortization:
Technology	42.8
Customer relationships	12.3
Goodwill	48.3
Other assets	4.9
Total assets acquired	112.1
Current liabilities	1.1
Total liabilities assumed	1.1
Net assets acquired	$111.0

The amortization periods selected for technology and customer relationships related to this acquisition were 10 years and 4 years, respectively.

In the fourth quarter of 2020, we completed the acquisitions of A&E Medical Corporation, a sternal closure company, and Relign Corp., an arthroscopy equipment company (collectively referred to as the “2020 acquisitions”). The 2020 acquisitions were completed primarily to expand our product offerings in CMFT and sports medicine markets. The total aggregate cash consideration paid in 2020 related to the 2020 acquisitions was $235.7 million. An additional $145.0 million of guaranteed deferred payments were made in 2021. We assigned a fair value of $23.0 million for potential additional payments as of the acquisition dates related to these acquisitions that are contingent on the respective companies' future product sales. The estimated fair value of the aggregate contingent payment liabilities was calculated based on the probability of achieving the specified sales growth and discounting to present value the estimated payments.

The goodwill related to the 2020 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2020 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to receive from the technologies acquired. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

The following table summarizes the aggregate final estimates of fair value of the assets acquired and liabilities assumed related to the 2020 acquisitions (in millions):

Current assets	$30.5
Intangible assets subject to amortization:
Technology	147.9
Trademarks and trade names	1.5
Customer relationships	92.7
Goodwill	172.6
Other assets	5.1
Total assets acquired	450.3
Current liabilities	4.6
Deferred income taxes	42.0
Total liabilities assumed	46.6
Net assets acquired	$403.7

In the year ended December 31, 2021, we adjusted the preliminary fair values of the 2020 acquisitions. The adjustments primarily related to the customer relationships intangible assets and the related deferred income tax liability as we refined our estimates by analyzing historical purchasing patterns of existing customers. The adjustment did not result in a significant change to intangible asset amortization expense recognized in the year ended December 31, 2021 that would have been recognized in the previous period if the adjustment were recognized as of the acquisition date. In addition, we revised our estimates related to net operating loss carryforwards based on updated tax calculations which reduced our deferred income tax liability and goodwill correspondingly. There were no other significant adjustments during the year ended December 31, 2021.

The weighted average amortization period selected for technology, trademarks and trade names, and customer relationships related to the 2020 acquisitions were 13 years, 12 years, and 15 years, respectively.

We have not included pro forma information and certain other information under GAAP for these acquisitions because they did not have a material impact on our financial position or results of operations.

11.
Goodwill and Other Intangible Assets

The following table summarizes the changes in the carrying amount of goodwill related to continuing operations (in millions):

	Americas	EMEA	Asia Pacific	Total
Balance at January 1, 2021
Goodwill	$8,089.1	$1,362.9	$575.8	$10,027.8
Accumulated impairment losses	(7.7)	(1,037.0)	-	(1,044.7)
	8,081.4	325.9	575.8	8,983.1
Purchase accounting adjustments	15.4	5.2	2.3	22.9
Other acquisitions	2.4	-	-	2.4
Currency translation	(61.1)	(13.8)	(14.1)	(89.0)
Balance at December 31, 2021
Goodwill	8,045.8	1,354.3	564.0	9,964.1
Accumulated impairment losses	(7.7)	(1,037.0)	-	(1,044.7)
	8,038.1	317.3	564.0	8,919.4
Purchase accounting adjustments	0.9	-	-	0.9
Other acquisitions	48.3	-	-	48.3
Currency translation	(51.7)	(27.5)	(19.4)	(98.6)
Impairment	-	(289.8)	-	(289.8)
Balance at December 31, 2022
Goodwill	8,043.3	1,326.8	544.6	9,914.7
Accumulated impairment losses	(7.7)	(1,326.8)	-	(1,334.5)
	$8,035.6	$-	$544.6	$8,580.2

As discussed further in Note 10, we purchased a privately held sternal closure company during the year ended December 31, 2022, resulting in additional goodwill in 2022.

We perform our annual test of goodwill impairment in the fourth quarter of every year. In connection with the annual goodwill impairment test in the fourth quarter of 2022, we estimated the fair value of our Americas Orthopedics, Americas CMFT, and EMEA reporting units using the income and market approaches. In the annual 2022 test, each of the Americas Orthopedics and Americas CMFT reporting units exceeded their carrying values by more than 35 percent. We determined the goodwill related to our EMEA reporting unit was fully impaired and recognized an impairment charge of $289.8 million for the year ended December 31, 2022. We performed a qualitative test on our Asia Pacific reporting unit and concluded it was more likely than not the fair value of this reporting unit exceeded its carrying value.

The impairment charge of $289.8 million in our EMEA reporting unit was primarily due to the impacts from macroeconomic factors. The weakening of major foreign currencies in our EMEA reporting unit against the U.S. Dollar significantly impacted forecasted cash flows used in our analysis. For the EMEA reporting unit, operating expenses do not decline proportionally to revenue as many inventory-related and certain expenses are based on the U.S. Dollar. In addition, inflationary pressures have also caused our forecasted expenses to increase. Furthermore, our discounted cash flows utilized a higher risk-adjusted discount rate for the 2022 impairment test when compared to the 2021 test, primarily due to central banks raising interest rates in 2022 and increased country-specific risk due to macroeconomic factors and risks the region faces. We had previously taken goodwill impairment charges related to this reporting unit in prior years so when these negative macroeconomic factors occurred in 2022, the remaining goodwill was determined to be fully impaired.

We estimated the fair value of the Americas Orthopedics, Americas CMFT, and EMEA reporting units based on income and market approaches. Fair value under the income approach was determined by discounting to present value the estimated future cash flows of the reporting unit. Fair value under the market approach utilized the guideline public company methodology, which uses valuation indicators from publicly-traded companies that are similar to our reporting units and considers differences between our reporting unit and the comparable companies.

In estimating the future cash flows of the reporting units, we utilized a combination of market and company-specific inputs that a market participant would use in assessing the fair value of the reporting units. The primary market input was revenue growth rates. These rates were based upon historical trends and estimated future growth drivers such as an aging global population, obesity and more active lifestyles. Significant company-specific inputs included assumptions regarding how the reporting units could leverage operating expenses as revenue grows and the impact any of our differentiated products or new products will have on revenues.

Under the guideline public company methodology, we took into consideration specific risk differences between our reporting unit and the comparable companies, such as recent financial performance, size risks and product portfolios, among other considerations.

We will continue to monitor the fair value of our reporting units in our interim and annual reporting periods. If our estimated cash flows decrease, we may have to record further impairment charges in the future. Factors that could result in our cash flows being lower than our current estimates include: 1) additional recurrence of the COVID-19 virus, including variants, causing hospitals to defer elective surgical procedures, 2) decreased revenues caused by unforeseen changes in the healthcare market, or our inability to generate new product revenue from our research and development activities, 3) our inability to achieve the estimated operating margins in our forecasts from our restructuring programs, cost saving initiatives, and other unforeseen factors, and 4) the weakening of foreign currencies against the U.S. Dollar. Additionally, changes in the broader economic environment could cause changes to our estimated discount rates and comparable company valuation indicators, which may impact our estimated fair values.

During the year ended December 31, 2020, we recorded a goodwill charge related to our EMEA reporting unit of $470.0 million. The impairment charge was primarily due to the COVID-19 pandemic and a reportable segment change. The COVID-19 pandemic had a significant adverse effect on both the operational and non-operational assumptions used to estimate the fair value of our EMEA reporting unit. The significant decline in our share price and that of most other publicly-traded companies resulted in us utilizing a higher risk-adjusted discount rate compared to the rate used in the previous annual goodwill impairment test to discount our future estimated cash flows to present value. On an operational basis, due to the deferral of elective surgical procedures, we estimated that our cash flows would be significantly lower than previously estimated in the prior annual goodwill impairment test. The change in reportable segments resulted in additional impairment due to additional assets being allocated to the EMEA reporting unit.

The fair value for the 2020 impairment charge was estimated using income and market approaches similar to the 2022 test.

The components of identifiable intangible assets related to continuing operations were as follows (in millions):

	Technology	Intellectual Property Rights	Trademarks and Trade Names	Customer Relationships	IPR&D	Other	Total
As of December 31, 2022:
Intangible assets subject to amortization:
Gross carrying amount	$2,954.3	$388.5	$518.0	$5,073.1	$-	$174.0	$9,107.9
Accumulated amortization	(1,700.2)	(250.8)	(258.7)	(2,198.8)	-	(94.7)	(4,503.2)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	452.1	-	7.0	-	459.1
Total identifiable intangible assets	$1,254.1	$137.7	$711.4	$2,874.3	$7.0	$79.3	$5,063.8
As of December 31, 2021:
Intangible assets subject to amortization:
Gross carrying amount	$2,930.7	$381.9	$522.1	$5,109.1	$-	$136.6	$9,080.4
Accumulated amortization	(1,537.1)	(230.2)	(230.7)	(1,939.5)	-	(79.3)	(4,016.8)
Intangible assets not subject to amortization:
Gross carrying amount	-	-	457.0	-	13.0	-	470.0
Total identifiable intangible assets	$1,393.6	$151.7	$748.4	$3,169.6	$13.0	$57.3	$5,533.6

We recognized IPR&D intangible asset impairment charges of $3.0 million, $16.3 million and $33.0 million in the years ended December 31, 2022, 2021 and 2020, respectively, in “Goodwill and intangible asset impairment” on our consolidated statements of earnings. These impairments were the result of terminated projects or delays and additional costs related to a project. Since these projects had a low probability of success or were not a priority, their terminations are not expected to have a significant impact on our future cash flows.

Estimated annual amortization expense based upon intangible assets recognized as of December 31, 2022 for the years ending December 31, 2023 through 2027 is (in millions):

For the Years Ending December 31,
2023	$525.0
2024	516.3
2025	511.3
2026	496.1
2027	482.2

12.
Other Current Liabilities

Other current liabilities consisted of the following (in millions):

	As of December 31,
	2022	2021
Other current liabilities:
License and service agreements	$147.5	$133.9
Salaries, wages and benefits	336.2	317.6
Litigation and product liability	205.6	199.9
Customer rebates	149.7	129.5
Accrued liabilities	582.3	536.2
Total other current liabilities	$1,421.3	$1,317.1

We have reclassified certain previously reported components of other current liabilities to conform to the current year presentation.

13.
Debt

Our debt consisted of the following (in millions):

	As of December 31,
	2022	2021
Current portion of long-term debt
3.150% Senior Notes due 2022	-	750.0
1.414% Euro Notes due 2022	-	568.6
Japan Term Loan A	-	101.6
Japan Term Loan B	-	184.9
Short-Term Term Loan	83.0	-
2022 Five-Year Credit Agreement	375.0	-
3.700% Senior Notes due 2023	86.3	-
Total short-term debt	$544.3	$1,605.1
Long-term debt
3.700% Senior Notes due 2023	-	86.3
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	533.6	568.6
1.164% Euro Notes due 2027	533.6	568.6
Debt discount and issuance costs	(30.1)	(36.4)
Adjustment related to interest rate swaps	(172.0)	(10.5)
Total long-term debt	$5,152.2	$5,463.7

At December 31, 2022, our total current and non-current debt of $5.7 billion consisted of $5.4 billion aggregate principal amount of senior notes, which included €1.0 billion of Euro-denominated senior notes (“Euro notes”), an $83.0 million borrowing under the Short-Term Term Loan, and $375.0 million of outstanding borrowings under the 2022 Five-Year Revolving Facility (defined below), partially offset by fair value adjustments relating to interest rate swaps totaling $172.0 million and debt discount and issuance costs of $30.1 million.

On December 13, 2022, we used cash on hand, including the Short-Term Term Loan proceeds of $83.0 million and borrowings under our 2022 Five-Year Revolving Facility, to redeem the full €500.0 million outstanding principal amount of our 1.414% Euro Notes due 2022.

On September 22, 2022, we used cash on hand to repay the full ¥11.7 billion and ¥21.3 billion outstanding principal amounts of our Japanese Term Loan A and Japanese Term Loan B, respectively.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under the Short-Term Term Loan with a third-party financial institution, the proceeds of which were used to redeem a portion of the 1.414% Euro Notes that matured on December 13, 2022. As more fully described in Note 3, the Short-Term Term Loan was settled in February 2023.

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

Borrowings under the 2022 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 Five-Year Credit Agreement as of December 31, 2022. As of December 31, 2022, there were outstanding borrowings of $375.0 million under the 2022 Five-Year Revolving Facility. We elected short-term interest periods on these outstanding borrowings.

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

The 2022 364-Day Revolving Facility will mature on August 18, 2023. Borrowings under the 2022 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 364-Day Revolving Credit Agreement as of December 31, 2022. As of December 31, 2022, there were no outstanding borrowings under the 2022 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of December 31, 2022, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $4,909.0 million. The carrying value of the outstanding $375.0 million principal balance of the 2022 Five-Year Revolving Facility and $83.0 million Short-Term Term Loan approximates their fair value as they bear interest at short-term market rates.

At December 31, 2022 and 2021, the weighted average interest rate for our borrowings was 3.2 percent and 2.8 percent, respectively. We paid $161.7 million, $219.0 million, and $193.1 million in interest during 2022, 2021, and 2020, respectively.

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

The following table shows the changes in the components of AOCI, net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance December 31, 2021	$(107.1)	$32.1	$(156.6)	$(231.6)
AOCI before reclassifications	(123.3)	83.5	78.4	38.6
Reclassifications to statements of earnings	-	(46.0)	(1.4)	(47.4)
Spinoff of ZimVie Inc.	35.2	-	-	35.2
Reclassifications of net investment hedges to retained earnings	25.9	-	-	25.9
Balance December 31, 2022	$(169.3)	$69.6	$(79.6)	$(179.3)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain / (Loss)
	Reclassified from AOCI
	For the Years Ended December 31,			Location on
Component of AOCI	2022	2021	2020	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$54.8	$(0.8)	$45.4	Cost of products sold
Forward starting interest rate swaps	(0.8)	(0.6)	(0.6)	Interest expense, net
	54.0	(1.4)	44.8	Total before tax
	8.0	(0.1)	6.3	Provision (benefit) for income taxes
	$46.0	$(1.3)	$38.5	Net of tax
Defined benefit plans
Settlements, Prior service cost and unrealized actuarial gain (loss)	$0.2	$(14.0)	$(4.6)	Other (expense) income, net
	(1.2)	(3.8)	(1.7)	Provision (benefit) for income taxes
	$1.4	$(10.2)	$(2.9)	Net of tax
Total reclassifications	$47.4	$(11.5)	$35.6	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our consolidated statements of comprehensive income (loss) (in millions):

	For the Years Ended December 31,
	Before Tax			Tax			Net of Tax
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Foreign currency cumulative translation adjustments	$(87.3)	$(54.8)	$(43.4)	$36.0	$45.1	$(69.0)	$(123.3)	$(99.9)	$25.6
Unrealized cash flow hedge gains (losses)	100.5	102.5	(42.7)	17.0	16.1	(9.2)	83.5	86.4	(33.5)
Reclassification adjustments on cash flow hedges	(54.0)	1.4	(44.8)	(8.0)	0.1	(6.3)	(46.0)	1.3	(38.5)
Adjustments to prior service cost and unrecognized actuarial assumptions	95.9	96.9	(20.9)	18.9	18.5	(11.4)	77.0	78.4	(9.5)
Total Other Comprehensive Income (Loss)	$55.1	$146.0	$(151.8)	$63.9	$79.8	$(95.9)	$(8.8)	$66.2	$(55.9)

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

Interest Rate Risk

Derivatives Designated as Fair Value Hedges

We currently use fixed-to-variable interest rate swaps to partially manage our exposure to interest rate risk from our cash investments and debt portfolio. These derivative instruments are designated as fair value hedges under GAAP. Changes in the fair value of the derivative instrument are recorded in current earnings and are offset by gains or losses on the underlying debt instrument.

In June 2021, we entered into $1 billion of fixed-to-variable interest rate swaps that we have designated as fair value hedges of $1 billion of our fixed rate debt obligations.

As of December 31, 2022 and December 31, 2021, the following amounts were recorded on our consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Long-term debt	823.9	985.2	(172.0)	(10.5)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes (the 4.450% Senior Notes due 2045) we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at December 31, 2022 was $24.6 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At December 31, 2022, we had receive-fixed-rate, pay-fixed-rate cross-currency interest rate swaps with notional amounts outstanding of Euro 800 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially eliminated. We recognize the excluded component in interest expense, net on our consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our consolidated statements of cash flows. In the year ended December 31, 2022, Euro 575 million of these cross-currency interest rate swaps matured at a gain of $56.2 million. In the year ended December 31, 2022, ¥7 billion of these cross-currency swaps were terminated at a gain of $12.8 million. The settlement of these gains with the counterparties is reflected in investing cash flows in our consolidated statements of cash flows and will remain in AOCI on our consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts outstanding at December 31, 2022, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from January 2023 through June 2025. As of December 31, 2022, the notional amounts of outstanding forward contracts entered into with third parties to purchase U.S. Dollars were $1,317.5 million. As of December 31, 2022, the notional amounts of outstanding forward contracts entered into with third parties to purchase Swiss Francs were $419.2 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. Any foreign currency re-measurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The amount of these gains/losses is recorded in other (expense) income, net. Outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.5 billion to $2.0 billion per quarter.

As discussed in Note 13, in 2021 we entered into a reverse treasury lock related to our bond tender offer to offset any increases or decreases to the premium associated with the tender offer from the date we entered into the lock. We recognized a gain of $12.0 million that was included in the loss on early extinguishment of debt.

As discussed in Note 3, we entered into the Forward Exchange Agreement as part of our pledge to transfer our ZimVie shares to a third-party financial institution, which occurred in February 2023.

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income (loss) and consolidated balance sheets (in millions):

	Amount of Gain / (Loss)				Amount of Gain / (Loss)
	Recognized in AOCI			Location on	Reclassified from AOCI
	Years Ended December 31,			Statement of	Years Ended December 31,
Derivative Instrument	2022	2021	2020	Earnings	2022	2021	2020
Foreign exchange forward contracts	$100.5	$102.5	$(42.7)	Cost of products sold	$54.8	$(0.8)	$45.4
Forward starting interest rate swaps	-	-	-	Interest expense, net	(0.7)	(0.6)	(0.6)
	$100.5	$102.5	$(42.7)		$54.1	$(1.4)	$44.8

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on the consolidated balance sheet at December 31, 2022, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $80.3 million, or $69.6 million after taxes, which is deferred in AOCI. A gain of $82.9 million, or $68.6 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effects of fair value, cash flow and net investment hedge accounting on our consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Years Ended December 31,
	2022		2021		2020
	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$2,019.5	$(164.8)	$1,960.4	$(208.4)	$1,824.3	$(212.1)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Discontinued interest rate swaps	-	-	-	3.1	-	3.3
Interest rate swaps	-	(4.0)	-	6.4	-	-
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	54.8	-	(0.8)	-	45.4	-
Forward starting interest rate swaps	-	(0.7)	-	(0.6)	-	(0.6)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	21.6	-	37.5	-	53.5

Derivatives Not Designated as Hedging Instruments

The following gains/(losses) from these derivative instruments were recognized on our consolidated statements of earnings (in millions):

	Location on	Years Ended December 31,
Derivative Instrument	Statements of Earnings	2022	2021	2020
Foreign exchange forward contracts	Other (expense) income, net	$(26.1)	$(1.8)	$10.6
Forward Exchange Agreement	Other (expense) income, net	1.1	-	-
Reverse treasury lock	Loss on early extinguishment of debt	-	12.0	-

These gains/(losses) do not reflect gains of $5.3 million and losses of $3.7 million and $22.8 million in 2022, 2021 and 2020, respectively, recognized in other (expense) income, net as a result of foreign currency re-measurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of December 31, 2022 and 2021, all derivative instruments designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our consolidated balance sheets. On our consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of December 31, 2022		As of December 31, 2021
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$73.2	Other current assets	$42.3
Cross-currency interest rate swaps	Other current assets	6.8	Other current assets	16.3
Foreign exchange forward contracts	Other assets	16.6	Other assets	20.9
Cross-currency interest rate swaps	Other assets	-	Other assets	6.7
Total asset derivatives		$96.6		$86.2

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$3.1	Other current assets	$1.4
Forward Exchange Agreement	Other current assets	1.1		-
Total asset derivatives not designated as hedges		$4.2		$1.4

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$8.0	Other current liabilities	$9.6
Cross-currency interest rate swaps	Other current liabilities	3.3	Other current liabilities	0.1
Foreign exchange forward contracts	Other long-term liabilities	14.5	Other long-term liabilities	1.5
Cross-currency interest rate swaps	Other long-term liabilities	46.3	Other long-term liabilities	3.3
Interest rate swaps	Other long-term liabilities	172.0	Other long-term liabilities	10.5
Total liability derivatives		$244.1		$25.0

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$4.6	Other current liabilities	$1.8

The table below presents the effects of our master netting agreements on our consolidated balance sheets (in millions):

		As of December 31, 2022			As of December 31, 2021
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$73.2	$7.1	$66.1	$42.3	$9.5	$32.8
Cash flow hedges	Other assets	16.6	9.9	6.7	20.9	1.3	19.6
Derivatives not designated as hedges	Other current assets	3.1	1.3	1.8	1.4	0.3	1.1

Liability Derivatives
Cash flow hedges	Other current liabilities	8.0	7.1	0.9	9.6	9.5	0.1
Cash flow hedges	Other long-term liabilities	14.5	9.9	4.6	1.5	1.3	0.2
Derivatives not designated as hedges	Other current liabilities	4.6	1.3	3.3	1.8	0.3	1.5

The following net investment hedge gains (losses) were recognized on our consolidated statements of comprehensive income (loss) (in millions):

	Amount of Gain / (Loss)
	Recognized in AOCI
	Years Ended December 31,
Derivative Instrument	2022	2021	2020
Euro Notes	$113.1	$129.6	$(151.5)
Cross-currency interest rate swaps	6.4	103.0	(143.8)
	$119.5	$232.6	$(295.3)

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

Defined Benefit Plans

The components of net pension expense for our defined benefit retirement plans were as follows (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2022	2021	2020	2022	2021	2020
Service cost	$0.7	$0.9	$0.7	$22.7	$24.7	$24.7
Interest cost	11.7	10.5	13.9	5.4	4.9	5.4
Expected return on plan assets	(30.8)	(29.8)	(32.9)	(14.3)	(15.6)	(13.3)
Settlements	-	6.4	0.5	(5.0)	0.5	(0.5)
Amortization of prior service cost	0.3	0.3	0.3	(4.1)	(4.3)	(4.2)
Amortization of unrecognized actuarial loss	7.8	8.6	7.2	0.8	2.5	1.3
Net periodic (income) benefit expense	$(10.3)	$(3.1)	$(10.3)	$5.5	$12.7	$13.4

In our consolidated statements of earnings, service cost is reported in the same location as other compensation costs arising from services rendered by the pertinent employees while the other components of net pension expense are reported in other (expense) income, net.

The weighted average actuarial assumptions used to determine net pension expense for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2022	2021	2020	2022	2021	2020
Discount rate	2.86%	2.04%	3.40%	0.67%	0.63%	0.73%
Rate of compensation increase	-	-	-	2.27%	2.39%	2.28%
Expected long-term rate of return on plan assets	6.75%	6.75%	7.75%	1.83%	2.09%	2.17%

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

Changes in projected benefit obligations and plan assets were (in millions):

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2022	2021	2022	2021
Projected benefit obligation - beginning of year	$503.1	$516.9	$807.9	$819.3
Service cost	0.7	0.9	22.7	24.7
Interest cost	11.7	10.5	5.4	4.9
Employee contributions	-	-	24.5	23.4
Benefits paid	(23.5)	(13.3)	(64.1)	(41.7)
Actuarial loss	(125.2)	3.0	(186.2)	6.1
Expenses paid	-	-	(0.2)	(0.2)
Settlement	-	(14.9)	(2.3)	(3.0)
Translation (gain) loss	-	-	(39.8)	(25.6)
Projected benefit obligation - end of year	$366.8	$503.1	$567.9	$807.9

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2022	2021	2022	2021
Plan assets at fair market value - beginning of year	$499.5	$474.1	$821.2	$756.7
Actual return on plan assets	(81.5)	50.5	(93.8)	86.6
Employer contributions	1.7	3.1	19.8	22.4
Employee contributions	-	-	24.5	23.4
Settlements	-	(14.9)	(2.3)	(3.0)
Benefits paid	(23.5)	(13.3)	(64.1)	(41.7)
Expenses paid	-	-	(0.2)	(0.2)
Translation (loss) gain	-	-	(37.9)	(23.0)
Plan assets at fair market value - end of year	$396.2	$499.5	$667.2	$821.2
Funded status	$29.4	$(3.6)	$99.3	$13.3

	For the Years Ended December 31,
	U.S. and Puerto Rico		Foreign
	2022	2021	2022	2021
Amounts recognized in consolidated balance sheet:
Prepaid pension	$30.9	$2.7	$119.9	$54.9
Short-term accrued benefit liability	(0.1)	(0.1)	(1.4)	(1.3)
Long-term accrued benefit liability	(1.4)	(6.2)	(19.2)	(40.3)
Net amount recognized	$29.4	$(3.6)	$99.3	$13.3

The weighted average actuarial assumptions used to determine the projected benefit obligation for our defined benefit retirement plans were as follows:

	For the Years Ended December 31,
	U.S. and Puerto Rico			Foreign
	2022	2021	2020	2022	2021	2020
Discount rate	5.37%	2.70%	2.70%	2.65%	0.73%	0.61%
Rate of compensation increase	-	-	-	2.25%	2.48%	2.36%

Plans with projected benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2022	2021	2022	2021
Projected benefit obligation	$1.5	$468.5	$26.8	$38.8
Plan assets at fair market value	-	462.2	7.9	8.1

Total accumulated benefit obligations and plans with accumulated benefit obligations in excess of plan assets were as follows (in millions):

	As of December 31,
	U.S. and Puerto Rico		Foreign
	2022	2021	2022	2021
Total accumulated benefit obligations	$366.8	$503.1	$548.6	$783.0
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	1.5	468.5	24.5	36.4
Plan assets at fair market value	-	462.2	7.9	8.1

The benefits expected to be paid out in each of the next five years and for the five years combined thereafter are as follows (in millions):

For the Years Ending December 31,	U.S. and Puerto Rico	Foreign
2023	$23.7	$32.4
2024	24.2	32.0
2025	25.2	31.5
2026	25.6	30.8
2027	25.8	31.3
2028-2032	132.3	145.8

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

The fair value of our U.S. and Puerto Rico pension plan assets by asset category was as follows (in millions):

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$5.0	$5.0	$-	$-
Equity securities	263.2	-	263.2	-
Intermediate fixed income securities	128.0	-	128.0	-
Total	$396.2	$5.0	$391.2	$-

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$3.8	$3.8	$-	$-
Equity securities	342.1	-	342.1	-
Intermediate fixed income securities	153.6	-	153.6	-
Total	$499.5	$3.8	$495.7	$-

The fair value of our foreign pension plan assets was as follows (in millions):

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$21.9	$21.9	$-	$-
Equity securities	136.0	122.6	13.4	-
Fixed income securities	168.8	-	168.8	-
Other types of investments	175.0	-	175.0	-
Real estate	165.5	-	-	165.5
Total	$667.2	$144.5	$357.2	$165.5

	As of December 31, 2021
		Fair Value Measurements at Reporting Date Using:
Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Cash and cash equivalents	$56.6	$56.6	$-	$-
Equity securities	185.5	149.6	35.9	-
Fixed income securities	195.5	-	195.5	-
Other types of investments	223.0	-	223.0	-
Real estate	160.6	-	-	160.6
Total	$821.2	$206.2	$454.4	$160.6

As of December 31, 2022 and 2021, our defined benefit pension plans’ assets did not hold any direct investment in Zimmer Biomet Holdings common stock.

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

The following table provides a reconciliation of the beginning and ending balances of our foreign pension plan assets measured at fair value that used significant unobservable inputs (Level 3) (in millions):

December 31, 2022
Beginning Balance	$160.6
Change in fair value of assets	8.0
Net purchases and sales	(0.9)
Translation gain	(2.2)
Ending Balance	$165.5

We expect that we will have minimal legally required funding requirements in 2023 for the qualified U.S. and Puerto Rico defined benefit retirement plans, and we do not expect to voluntarily contribute to these plans during 2023. Contributions to foreign defined benefit plans are estimated to be $18.8 million in 2023. We do not expect the assets in any of our plans to be returned to us in the next year.

Defined Contribution Plans

We also sponsor defined contribution plans for substantially all of the U.S. and Puerto Rico employees and certain employees in other countries.

The benefits offered under these plans are reflective of local customs and practices in the countries concerned. We expensed $48.5 million, $46.3 million and $43.5 million related to these plans for the years ended December 31, 2022, 2021 and 2020, respectively.
17.
Income Taxes

The components of earnings (loss) from continuing operations before income taxes consisted of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
United States operations	$(242.4)	$(118.8)	$(387.6)
Foreign operations	645.9	617.8	282.4
Total	$403.5	$499.0	$(105.2)

The provision/(benefit) for income taxes and the income taxes paid consisted of the following (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Current:
Federal	$175.3	$44.3	$(58.4)
State	16.1	7.2	2.7
Foreign	(14.7)	104.1	(79.7)
	176.7	155.6	(135.4)
Deferred:
Federal	(74.8)	(83.5)	(12.7)
State	1.6	(19.4)	(10.0)
Foreign	8.8	0.8	62.1
	(64.4)	(102.1)	39.4
Provision (benefit) for income taxes	$112.3	$53.5	$(96.0)
Net income taxes paid	$326.6	$258.4	$142.0

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	For the Years Ended December 31,
	2022	2021	2020
U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal deduction	3.2	(2.8)	6.6
Tax impact of foreign operations, including U.S. taxes on international income and foreign tax credits	(1.8)	(10.3)	37.4
Change in valuation allowance	1.1	(0.5)	3.8
Non-deductible expenses	5.8	1.3	(4.3)
Goodwill impairment	15.3	-	(92.0)
Tax rate change	0.3	0.1	5.5
Tax impact of certain significant transactions	0.9	1.1	-
Tax benefit relating to foreign derived intangible income and U.S. manufacturer’s deduction	(2.9)	0.4	14.2
R&D tax credit	(2.0)	(2.2)	4.8
Share-based compensation	1.8	(0.2)	(1.0)
Net uncertain tax positions, including interest and penalties	(14.6)	2.9	56.9
Switzerland tax reform and certain restructuring transactions	-	-	40.9
Other	(0.2)	(0.1)	(2.5)
Effective income tax rate	27.9%	10.7%	91.3%

Our operations in Puerto Rico benefit from a tax incentive grant which expires in fiscal year 2026.

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

The components of deferred taxes consisted of the following (in millions):

	As of December 31,
	2022	2021
Deferred tax assets:
Inventory	$187.9	$204.2
Net operating loss carryover	476.2	454.0
Tax credit carryover	72.9	79.7
Capital loss carryover	7.8	8.6
Product liability and litigation	36.7	44.4
Accrued liabilities	99.1	101.7
Share-based compensation	36.6	30.2
Accounts receivable	25.8	14.8
Research and development	47.9	-
Other	55.5	56.9
Total deferred tax assets	1,046.4	994.5
Less: Valuation allowances	(463.2)	(460.1)
Total deferred tax assets after valuation allowances	$583.2	$534.4
Deferred tax liabilities:
Fixed assets	$111.6	$117.1
Intangible assets	466.8	509.7
Foreign currency items	23.0	9.5
Other	49.2	28.0
Total deferred tax liabilities	650.6	664.3
Total net deferred income taxes	$(67.4)	$(129.9)

At December 31, 2022, net operating loss, tax credit carryovers, and capital loss carryovers are available to reduce future federal, state and foreign taxable earnings (in millions):

Expiration Period:	Net operating loss carryover	Tax credit carryover	Capital loss carryover
1-5 years	$27.9	$17.1	$1.3
6-10 years	40.8	53.1	-
11+ years	282.1	1.6	-
Indefinite	125.4	1.1	6.5
	476.2	72.9	7.8
Valuation allowances	$407.0	$40.0	$7.8

The remaining valuation allowances booked against deferred tax assets of $8.4 million relate primarily to accrued liabilities and intangible assets that management believes, more likely than not, will not be realized.

We generally intend to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”), as we would not be subject to further U.S. federal tax. In addition to the previously taxed earnings, we have intercompany notes available to repatriate. We have not provided deferred taxes on any other outside basis differences in our investments in other foreign subsidiaries as these other outside basis differences are indefinitely reinvested in the operations of our foreign entities. If we decide at a later date to repatriate these earnings to the U.S., we would be required to provide for the net tax effects on these amounts. We estimate that the total tax effect of a potential repatriation would not be significant under current enacted tax laws and regulations and at current currency exchange rates.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	For the Years Ended December 31,
	2022	2021	2020
Balance at January 1	$558.6	$619.4	$741.8
Increases related to prior periods	25.0	11.5	75.3
Decreases related to prior periods	(78.2)	(12.7)	(158.3)
Increases related to current period	19.0	7.3	3.4
Decreases related to settlements with taxing authorities	(2.0)	(65.1)	(14.6)
Decreases related to lapse of statute of limitations	(1.4)	(1.8)	(28.2)
Balance at December 31	$521.0	$558.6	$619.4
Amounts impacting effective tax rate, if recognized balance at December 31	$360.1	$426.4	$473.9

We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. During 2022, we accrued interest and penalties of $18.1 million, and as of December 31, 2022, had a recognized liability for interest and penalties of $134.5 million, which does not include any increase related to business combinations.

During 2021, we accrued interest and penalties of $8.9 million, and as of December 31, 2021 had a recognized liability for interest and penalties of $116.2 million, which does not include any increase related to business combinations. During 2020, we released interest and penalties of $1.7 million, and as of December 31, 2020, had a recognized liability for interest and penalties of $107.4 million, which does not include any increase related to business combinations.

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws have and continue to undergo rapid changes in both application and interpretation by various countries, including initiatives led by the Organisation for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $400 million decrease to a $20 million increase.

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

In October 2020, we reached agreement with the IRS for tax years 2006-2012 primarily related to the reallocation of profits between the U.S. and Puerto Rico.

The IRS has proposed adjustments for tax years 2010-2012, primarily related to the reallocation of profits between certain U.S. and foreign subsidiaries, which remain unsettled. We have disputed these adjustments and intend to continue to vigorously defend our positions as we pursue resolution through the administrative process with the IRS Independent Office of Appeals.

The IRS has proposed adjustments for tax years 2013-2015 related to transfer pricing involving our cost sharing agreement between the U.S. and Switzerland affiliated companies and the reallocation of profits between certain U.S. and foreign subsidiaries. This includes a proposed increase to our U.S. federal taxable income related to our cost sharing agreement, which would result in additional tax expense related to 2013 of approximately $370 million, subject to interest and penalties. We strongly believe that the position of the IRS, with regard to this matter, is inconsistent with the applicable U.S. Treasury regulations governing our cost sharing agreement. We intend to vigorously contest the adjustment, and we will pursue all available administrative and, if necessary, judicial remedies. If we pursue judicial remedies in the U.S. Tax Court for years 2013-2015, a number of years will likely elapse before such matters are finally resolved. No payment of any amount related to this matter is required to be made, if at all, until all applicable proceedings have been completed.

A public referendum held in Switzerland passed the Federal Act on Tax Reform and AHV Financing (“TRAF”), effective January 1, 2020. The TRAF provides transitional relief measures for companies that are losing the tax benefit of a ruling, including a “step-up” for amortizable goodwill, equal to the amount of future tax benefit they would have received under their existing ruling, subject to certain limitations. This resulted in recording a deferred tax asset for future deductions of tax goodwill. In 2022, we reached final agreement with Swiss authorities for certain tax years, resulting in an increase of the TRAF deferred tax asset and a corresponding net $59 million tax benefit. We also recognized a net $22 million tax benefit associated with closing certain tax years.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. The state impact of any federal changes generally remains subject to examination by various states for a period of up to one year after formal notification to the states. We have various state income tax return positions in the process of examination, administrative appeals, or litigation.

In other major jurisdictions, open years are generally 2016 or later.

18.
Capital Stock and Earnings per Share

We are authorized to issue 250.0 million shares of preferred stock, none of which were issued or outstanding as of December 31, 2022.

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

	For the Years Ended December 31,
	2022	2021	2020
Weighted average shares outstanding for basic net earnings per share	209.6	208.6	207.0
Effect of dilutive stock options and other equity awards	0.7	1.8	-
Weighted average shares outstanding for diluted net earnings per share	210.3	210.4	207.0

For the years ended December 31, 2022 and 2021, an average of 4.4 million options and 1.3 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share as the exercise prices of these options were greater than the average market price of the common stock. Since we incurred a net loss in the year ended December 31, 2020, no dilutive stock options or other equity awards were included as diluted shares.

19.
Segment Data

We design, manufacture and market orthopedic reconstructive products; sports medicine, biologics, extremities and trauma products; CMFT products; surgical products; and a suite of integrated digital and robotic technologies that leverage data, data analytics and artificial intelligence. Our chief operating decision maker (“CODM”) allocates resources to achieve our operating profit goals through three operating segments. These operating segments, which also constitute our reportable segments, are Americas; EMEA; and Asia Pacific.

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to certain inventory and manufacturing-related charges, intangible asset amortization, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation expenses, certain research and development expenses, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance and regulatory expenses. Intercompany transactions have been eliminated from segment operating profit.

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

Our CODM does not review asset information by operating segment. Instead, our CODM reviews cash flow and other financial ratios by operating segment.

Net sales and other information by segment are as follows (in millions):

	Net Sales			Operating Profit (Loss)			Depreciation and Amortization
	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020	2022	2021	2020

Americas	$4,295.5	$4,102.1	$3,699.5	$1,811.9	$1,709.3	$1,528.2	$142.1	$143.1	$135.6
EMEA	1,456.6	1,477.2	1,237.3	380.8	380.3	303.0	64.4	71.4	73.9
Asia Pacific	1,187.8	1,248.0	1,190.7	407.0	401.3	395.4	63.5	66.7	63.0
Total	$6,939.9	$6,827.3	$6,127.5
Corporate items				(1,083.8)	(1,084.8)	(1,128.4)	129.6	127.0	113.8
Intangible asset amortization				(526.8)	(529.5)	(512.1)	526.8	529.5	512.1
Goodwill and intangible asset impairment				(292.8)	(16.3)	(503.0)	-	-	-
Total				$696.3	$860.3	$83.1	$926.4	$937.7	$898.4

We conduct business in the following countries that hold 10 percent or more of our total consolidated Property, plant and equipment, net (in millions):

	As of December 31,
	2022	2021
United States	$1,101.8	$1,084.2
Other countries	770.7	752.4
Property, plant and equipment, net	$1,872.5	$1,836.6

U.S. sales were $4,012.4 million, $3,853.9 million, and $3,507.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Sales within any other individual country were less than 10 percent of our consolidated sales in each of those years. Sales are attributable to a country based upon the customer's country of domicile.

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

Information on our leases is as follows ($ in millions):

	For the Years Ended December 31,
	2022	2021	2020
Lease cost	$62.4	$71.1	$68.8
Cash paid for leases recognized in operating cash flows	$65.2	$70.5	$66.6
Right-of-use assets obtained in exchange for new lease liabilities	$72.0	$88.8	$74.2

	As of December 31,
	2022	2021
Right-of-use assets recognized in Other assets	$196.4	$219.4
Lease liabilities recognized in Other current liabilities	$53.0	$56.7
Lease liabilities recognized in Other long-term liabilities	$167.3	$174.9
Weighted-average remaining lease term	5.9 years	6.1 years
Weighted-average discount rate	2.1%	1.8%

Our variable lease costs are not significant.

Our future minimum lease payments as of December 31, 2022 were (in millions):

For the Years Ending December 31,
2023	$56.8
2024	46.1
2025	35.5
2026	28.0
2027	22.5
Thereafter	46.0
Total	234.9
Less imputed interest	14.6
Total	$220.3

21.
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

We recognize litigation-related charges and gains in Selling, general and administrative expense on our consolidated statement of earnings. During the years ended December 31, 2022, 2021, and 2020, we recognized $65.9 million, $201.0 million and $166.0 million, respectively, of net litigation-related charges. At December 31, 2022 and 2021, accrued litigation liabilities were $349.2 million and $409.3 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

Litigation

Durom Cup-related claims: On July 22, 2008, we temporarily suspended marketing and distribution of the Durom Cup in the U.S. Subsequently, a number of product liability lawsuits were filed against us in various U.S. and foreign jurisdictions. The plaintiffs seek damages for personal injury, and they generally allege that the Durom Cup contains defects that result in complications and revision of the device. We have settled the majority of these claims in the U.S., but other lawsuits are pending in various foreign jurisdictions and additional claims may be asserted in the future. The majority of claims outside the U.S. are pending in Germany, Netherlands and Italy.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation). Other related cases are pending in various state and federal courts, and additional lawsuits are likely to be filed. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the FDA related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of December 31, 2022, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

Other Contingencies

Indemnifications: As part of the ZimVie spinoff, we agreed to indemnify ZimVie for certain legal and tax matters. Our responsibilities for legal indemnification are for specifically identified matters and are subject to a maximum amount, which is not significant for us. We have made an accrual based on an estimate of the probable loss for any legal indemnification. For tax matters, our indemnification is related to tax periods prior to the spinoff and any tax liabilities that may be incurred as part of the spinoff. We have maintained accruals based upon an estimate of any possible tax indemnifications.

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our consolidated balance sheets. These estimated payments could range from $0 to approximately $415 million.

22.
Subsequent Events

On February 14, 2023, we completed our acquisition of 100 percent of Embody, Inc. (“Embody”) by issuing 1.1 million shares of our common stock and $19.6 million of cash for initial consideration valued at $154.6 million. The acquisition also includes up to $120.0 million in fair value of our common shares and cash that is subject to achieving future regulatory and commercial milestones over a three-year period. The acquisition expands our product portfolio for the sports medicine market. This acquisition is not expected to have a significant effect on our results of operations or financial position.

To minimize the dilutive effect of issuing our common stock for this acquisition, we entered into a prepaid forward purchase agreement with a financial institution to repurchase 1.1 million shares of our common stock. In order to fund this prepaid forward purchase agreement and working capital needs, we borrowed approximately $145 million under our 2022 Five-Year Revolving Facility.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the end of the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on their assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2022 and issued an unqualified opinion thereon as stated in their report, which appears under Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2022, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act.

Disclosure Pursuant to Section 13(r) of the Exchange Act

Section 13(r) of the Exchange Act requires an issuer to disclose in its annual or quarterly reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to parties subject to sanctions administered by OFAC within the United States Department of the Treasury, whether or not such activities are prohibited or sanctionable under United States law. On March 2, 2021, the United States government designated the Russian Federal Security Service (the “FSB”) as a blocked party under Executive Order 13382. On the same day, OFAC updated General License No. 1B (the “OFAC General License”), which generally authorizes certain licensing, permitting, certification, notification and related transactions with the FSB as may be required pursuant to Russian encryption product import controls for the importation, distribution or use of certain information technology products and radio frequency technology products in the Russian Federation.

As required under Russian law and as permitted under the OFAC General License, one of our subsidiaries in Russia periodically files notifications with or applies for import licenses and permits from the FSB on our behalf in connection with the importation of our products into Russia. These notification and licensing activities are free of charge, and none of our gross revenue or net profits are attributable to such activities. We expect to continue to file notifications with and apply for import licenses and permits from the FSB to qualify our products for importation and distribution in the Russian Federation to the extent required under Russian law, but only so long as such notification and licensing activities are authorized by the OFAC General License, any successor general license or other authorization issued by OFAC.

During the fourth quarter of 2022, we filed one notification with the FSB as described above.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated by reference from our definitive Proxy Statement for the annual meeting of stockholders to be held on May 12, 2023 (the “2023 Proxy Statement”).

Information regarding our executive officers is included in Part I, Item 1 of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”

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

Item 11. Executive Compensation

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated by reference from our 2023 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements: See the Consolidated Financial Statements under Item 8 of this Report.

(2) Financial Statement Schedule

Schedule II. Valuation and Qualifying Accounts (in millions):

		Additions
	Balance at	Charged	Deductions /		Effects of	Balance at
	Beginning	(Credited)	Other Additions		Foreign	End of
Description	of Period	to Expense	to Reserve		Currency	Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2020	$46.3	$19.1	$(8.3)	(1)	$1.5	$58.6
Year Ended December 31, 2021	58.6	12.4	(9.0)		(1.9)	60.1
Year Ended December 31, 2022	60.1	22.5	(7.6)		3.4	78.4
Deferred Tax Asset Valuation Allowances:
Year Ended December 31, 2020	$529.6	$(2.0)	$(3.1)	(2)	$2.8	$527.3
Year Ended December 31, 2021	527.3	(2.6)	(61.5)	(2)	(3.1)	460.1
Year Ended December 31, 2022	460.1	3.0	2.0	(2)	(1.9)	463.2
(1)
Includes the $2.1 cumulative-effect adjustment related to the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326).
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

(3) Exhibits: See Index to Exhibits below

INDEX TO EXHIBITS

Exhibit No	Description

2.1

Separation and Distribution Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)
3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022
4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2019)
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

4.8	Form of 3.550% Notes due 2025 (incorporated by reference to Exhibit 4.7 above)
4.9	Form of 4.250% Notes due 2035 (incorporated by reference to Exhibit 4.7 above)
4.10	Form of 4.450% Notes due 2045 (incorporated by reference to Exhibit 4.7 above)
4.11

Fourth Supplemental Indenture, dated as of December 13, 2016, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed December 13, 2016)

4.12	Form of 2.425% Notes due 2026 (incorporated by reference to Exhibit 4.11 above)
4.13

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

4.15

Fifth Supplemental Indenture, dated as of March 19, 2018, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 19, 2018)

4.16	Form of 3.700% Notes due 2023 (incorporated by reference to Exhibit 4.15 above)
4.17

Sixth Supplemental Indenture, dated as of November 15, 2019, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 15, 2019)

4.18	Form of 1.164% Notes due 2027 (incorporated by reference to Exhibit 4.17 above)
4.19

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
4.20

Seventh Supplemental Indenture, dated as of March 20, 2020, between Zimmer Biomet Holdings, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed March 20, 2020)

4.21	Form of 3.050% Notes due 2026 (incorporated by reference to Exhibit 4.20 above)
4.22	Form of 3.550% Notes due 2030 (incorporated by reference to Exhibit 4.20 above)
4.23

Eighth Supplemental Indenture, dated as of November 24, 2021, between Zimmer Biomet Holdings, Inc. and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed November 24, 2021)

4.24	Form of 1.450% Notes due 2024 (incorporated by reference to Exhibit 4.23 above)
4.25	Form of 2.600% Notes due 2031 (incorporated by reference to Exhibit 4.23 above)
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
10.3*

Amendment to Zimmer Biomet Holdings, Inc. Executive Performance Incentive Plan, Effective May 7, 2020 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed May 11, 2020)

10.4*

Amended and Restated Zimmer Biomet Deferred Compensation Plan, effective as of January 1, 2022 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)

10.5*

Restated Zimmer Biomet Holdings, Inc. Long Term Disability Income Plan for Highly Compensated Employees (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.6*

Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and Its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed February 27, 2009)

10.7*

First Amendment to the Restated Benefit Equalization Plan of Zimmer Holdings, Inc. and its Subsidiary or Affiliated Corporations Participating in the Zimmer Holdings, Inc. Savings and Investment Program (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed January 7, 2016)

10.8*

Offer Letter, dated as of December 18, 2017, by and between Zimmer Biomet Holdings, Inc. and Bryan C. Hanson (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.9*	Change in Control Severance Agreement with Bryan C. Hanson (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)
10.10*

Chief Executive Officer Confidentiality, Intellectual Property, Non-Competition and Non-Solicitation Agreement with Bryan C. Hanson (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 21, 2017)

10.11*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos dated as of October 11, 2018 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.12*

Form of Change in Control Severance Agreement with Rachel Ellingson, Paul Stellato, Ivan Tornos, Suketu Upadhyay and Lori Winkler (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.13*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Ivan Tornos, Suketu Upadhyay, Rachel Ellingson and Lori Winkler (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)

10.14*

Swiss Employment Agreement by and between Zimmer GmbH and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.15*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Wilfred van Zuilen dated as of May 5, 2021 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.16*	Change in Control Severance Agreement by and between Zimmer GmbH and Wilfred van Zuilen (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed August 3, 2021)

10.17*

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
10.23*

Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Chad F. Phipps (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 26, 2015)

10.24*

Offer Letter by and between Zimmer Biomet Holdings, Inc. and Paul Stellato dated as of April 5, 2022 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)

10.25*	Form of Confidentiality, Non-Competition and Non-Solicitation Agreement with Paul Stellato (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed May 16, 2022)
10.26*	Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 6, 2018)
10.27*	Amendment to Restated Zimmer Biomet Holdings, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed May 5, 2022)
10.28*

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

10.30*

Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended May 14, 2021 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

10.31*	Form of Indemnification Agreement with Non-Employee Directors and Officers (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2008)
10.32*	Zimmer Biomet Holdings, Inc. Executive Physical Sub Plan (incorporated by reference to Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed February 26, 2019)
10.33*	Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (As Amended on May 14, 2021) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)
10.34*

Form of Nonqualified Stock Option Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.35*

Form of Nonqualified Stock Option Award Agreement (two-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)

10.36*

Form of Nonqualified Stock Option Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.37*

Form of Performance-Based Restricted Stock Unit Award Agreement (2020) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.38*

Form of Performance-Based Restricted Stock Unit Award Agreement (2022) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.39*

Form of Restricted Stock Unit Award Agreement (four-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed February 21, 2020)

10.40*

Form of Restricted Stock Unit Award Agreement (three-year vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 25, 2022)

10.41*

Form of Restricted Stock Unit Award Agreement (two-year cliff vesting) under the Zimmer Biomet Holdings, Inc. 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed August 6, 2018)

10.42*	Aircraft Time Sharing Agreement by and between Zimmer, Inc. and Bryan C. Hanson (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed February 27, 2018)
10.43*

First Amendment to Aircraft Time Sharing Agreement by and between Zimmer, Inc. and Bryan C. Hanson (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed August 5, 2019)

10.44

Tax Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.45

Employee Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.46

Transition Services Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.47

Intellectual Property Matters Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.48

Stockholder and Registration Rights Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.49

Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.50

Reverse Transition Manufacturing and Supply Agreement, dated as of March 1, 2022, by and between Zimmer, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.51

Transitional Trademark License Agreement, dated as of March 1, 2022, by and between Zimmer Biomet Holdings, Inc. and ZimVie Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed March 1, 2022)

10.52

Five-Year Revolving Credit Agreement, dated as of August 19, 2022, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 22, 2022)

10.53

364-Day Revolving Credit Agreement, dated as of August 19, 2022, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed August 22, 2022)

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

ZIMMER BIOMET HOLDINGS, INC.

	By:	/s/ Bryan Hanson
Dated: February 24, 2023		Bryan Hanson
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Bryan Hanson	Chairman, President and Chief Executive Officer	February 24, 2023
Bryan Hanson	(Principal Executive Officer)

/s/ Suketu Upadhyay	Executive Vice President and Chief Financial Officer	February 24, 2023
Suketu Upadhyay	(Principal Financial Officer)

/s/ Paul Stellato	Vice President, Controller and Chief Accounting	February 24, 2023
Paul Stellato	Officer (Principal Accounting Officer)

/s/ Christopher Begley	Director	February 24, 2023
Christopher Begley

/s/ Betsy Bernard	Director	February 24, 2023
Betsy Bernard

/s/ Michael Farrell	Director	February 24, 2023
Michael Farrell

/s/ Robert Hagemann	Director	February 24, 2023
Robert Hagemann

/s/ Arthur Higgins	Director	February 24, 2023
Arthur Higgins

/s/ Maria Teresa Hilado	Director	February 24, 2023
Maria Teresa Hilado

/s/ Syed Jafry	Director	February 24, 2023
Syed Jafry

/s/ Sreelakshmi Kolli	Director	February 24, 2023
Sreelakshmi Kolli

/s/ Michael Michelson	Director	February 24, 2023
Michael Michelson