Form 10-Q
period 2023-03-31
ZIMMER BIOMET HOLDINGS, INC.
filed 2023-05-02
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

As of April 21, 2023, 208,569,285 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

March 31, 2023

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Sales	$1,831.0	$1,663.2
Cost of products sold, excluding intangible asset amortization	500.8	500.0
Intangible asset amortization	133.4	130.8
Research and development	110.4	96.9
Selling, general and administrative	715.9	684.5
Restructuring and other cost reduction initiatives	41.8	43.9
Quality remediation	-	6.5
Acquisition, integration, divestiture and related	1.3	2.2
Operating expenses	1,503.7	1,464.8
Operating Profit	327.3	198.4
Other income (expense), net	7.7	(56.1)
Interest expense, net	(48.2)	(41.1)
Earnings from continuing operations before income taxes	286.8	101.2
Provision for income taxes from continuing operations	54.1	28.0
Net Earnings from continuing operations	232.8	73.2
Less: Net earnings attributable to noncontrolling interest	0.2	0.2
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	232.5	73.0
Loss from discontinued operations, net of taxes	-	(58.8)
Net Earnings of Zimmer Biomet Holdings, Inc.	$232.5	$14.2

Earnings Per Common Share - Basic
Earnings from continuing operations	$1.11	$0.35
Loss from discontinued operations	-	(0.28)
Net Earnings Per Common Share - Basic	$1.11	$0.07
Earnings Per Common Share - Diluted
Earnings from continuing operations	$1.11	$0.35
Loss from discontinued operations	-	(0.28)
Net Earnings Per Common Share - Diluted	$1.11	$0.07
Weighted Average Common Shares Outstanding
Basic	209.4	209.2
Diluted	210.4	210.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Earnings of Zimmer Biomet Holdings, Inc.	$232.5	$14.2
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	12.4	1.3
Unrealized cash flow hedge gains, net of tax	8.8	13.7
Reclassification adjustments on hedges, net of tax	(19.0)	(4.3)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.9)	0.9
Total Other Comprehensive Income	1.3	11.6
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$233.8	$25.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$330.2	$375.7
Accounts receivable, less allowance for credit losses	1,380.9	1,381.5
Inventories	2,241.3	2,147.2
Prepaid expenses and other current assets	459.5	522.9
Total Current Assets	4,411.9	4,427.3
Property, plant and equipment, net	1,906.4	1,872.5
Goodwill	8,734.9	8,580.2
Intangible assets, net	5,071.7	5,063.8
Other assets	1,118.6	1,122.2
Total Assets	$21,243.5	$21,066.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$397.1	$354.1
Income taxes payable	46.6	38.5
Salaries, wages and benefits	234.2	336.2
Other current liabilities	1,072.9	1,085.1
Current portion of long-term debt	585.0	544.3
Total Current Liabilities	2,335.9	2,358.2
Deferred income taxes, net	484.6	474.8
Long-term income tax payable	423.3	421.2
Other long-term liabilities	637.4	632.6
Long-term debt	5,204.8	5,152.2
Total Liabilities	9,085.9	9,039.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 315.4 million shares as of March 31, 2023 (313.8 million as of December 31, 2022) issued	3.2	3.1
Paid-in capital	9,692.4	9,504.4
Retained earnings	9,741.7	9,559.3
Accumulated other comprehensive loss	(178.0)	(179.3)
Treasury stock, 106.9 million shares as of March 31, 2023 (104.8 million as of December 31, 2022)	(7,108.6)	(6,867.2)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,150.7	12,020.3
Noncontrolling interest	6.9	6.7
Total Stockholders' Equity	12,157.6	12,027.0
Total Liabilities and Stockholders' Equity	$21,243.5	$21,066.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity
Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	232.5	-	-	-	0.2	232.8
Other comprehensive income	-	-	-	-	1.3	-	-	-	1.3
Cash dividends declared ($0.24 per share)	-	-	-	(50.4)	-	-	-	-	(50.4)
Stock compensation plans	0.5	-	55.4	0.3	-	-	0.3	-	56.0
Embody acquisition consideration	1.1	0.1	134.9	-	-	-	-	-	135.0
Share repurchases	-	-	(2.3)	-	-	(2.1)	(241.7)	-	(244.0)
Balance March 31, 2023	315.4	$3.2	$9,692.4	$9,741.7	$(178.0)	(106.9)	$(7,108.6)	$6.9	12,157.6

Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	14.2	-	-	-	0.2	14.4
Other comprehensive income	-	-	-	-	11.6	-	-	-	11.6
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(753.1)	35.2	-	-	-	(717.9)
Stock compensation plans	0.6	-	70.9	0.1	-	-	0.3	-	71.3
Balance March 31, 2022	313.4	$3.1	$9,385.7	$9,503.1	$(158.9)	(103.8)	$(6,717.5)	$5.9	$12,021.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$232.8	$73.2
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	231.8	233.8
Share-based compensation	25.0	23.2
(Gain) loss on investment in ZimVie	(2.5)	51.0
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	21.5	(2.5)
Receivables	8.6	(14.2)
Inventories	(94.2)	(0.6)
Accounts payable and accrued liabilities	(91.8)	(15.9)
Other assets and liabilities	(23.5)	(32.3)
Net cash provided by operating activities from continuing operations	307.7	315.7
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(82.8)	(56.4)
Additions to other property, plant and equipment	(46.7)	(36.4)
Net investment hedge settlements	13.4	12.7
Business combination investments, net of acquired cash	(18.9)	-
Other investing activities	(14.3)	(1.0)
Net cash used in investing activities from continuing operations	(149.4)	(81.1)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from revolving facility	370.0	100.0
Payments on revolving facility	(160.0)	-
Redemption of senior notes	(86.3)	(750.0)
Payment on term loan	(33.9)	-
Dividends paid to stockholders	(50.3)	(50.2)
Proceeds from employee stock compensation plans	36.0	40.5
Distribution from ZimVie, Inc.	-	540.6
Business combination contingent consideration payments	(9.6)	-
Repurchase of common stock	(267.6)	-
Other financing activities	(5.1)	(3.3)
Net cash used in financing activities from continuing operations	(206.7)	(122.4)
Cash flows provided by (used in) discontinued operations:
Net cash used in operating activities	-	(78.5)
Net cash used in investing activities	-	(7.2)
Net cash used in financing activities	-	(68.1)
Net cash used in discontinued operations	-	(153.8)
Effect of exchange rates on cash and cash equivalents	2.9	(1.1)
Decrease in cash and cash equivalents	(45.5)	(42.7)
Cash and cash equivalents, beginning of year (includes $100.4 at January 1, 2022 of discontinued operations cash)	375.7	478.5
Cash and cash equivalents, end of period	$330.2	$435.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The financial data presented herein is unaudited and should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In our opinion, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). Results for interim periods should not be considered indicative of results for the full year.

Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

Risks and Uncertainties - Our results have been and may continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which may get deferred due to precautions in certain markets if there is surge in infections. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows in the near term.

Spinoff - On March 1, 2022, we completed the previously announced separation of our spine and dental businesses into a new public company through the distribution by Zimmer Biomet of 80.3% of the outstanding shares of common stock of ZimVie Inc. (“ZimVie”) to Zimmer Biomet’s stockholders. We disposed of our remaining shares of ZimVie in February 2023. The historical results of our spine and dental businesses that were contributed to ZimVie in the spinoff have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff in 2022 as the spinoff represented a strategic shift in our business that had a major effect on operations and financial results. The disclosures presented in our notes to the interim condensed consolidated financial statements are presented on a continuing operations basis.

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

In connection with the spinoff, we entered into definitive agreements with ZimVie that, among other things, set forth the terms and conditions of the separation and distribution. These agreements include a Transition Services Agreement (the “TSA”), a Transition Manufacturing and Supply Agreement (the “TMA”), a Reverse Transition Manufacturing and Supply Agreement (the “Reverse TMA”), and various other agreements each dated as of March 1, 2022.

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

We recognize any gains or losses from the TSA and TMA agreements in the Acquisition, integration, divestiture and related line item in our condensed consolidated statements of earnings. Amounts included in the condensed consolidated statements of earnings related to these agreements for the three-month periods ended March 31, 2023 and 2022 were immaterial.

We initially retained approximately 5.1 million common shares of ZimVie in connection with the spinoff, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over ZimVie, we recognized this investment at fair value in prepaid expenses and other current assets on our condensed consolidated balance sheet. Changes to the fair value of the investment were recognized in non-operating other income (expense), net, in subsequent periods. We disposed of these shares in February 2023. In the three-month periods ended March 31, 2023 and 2022, we recognized a gain of $2.5 million and a loss of $51.0 million, respectively, related to our investment in ZimVie.

On August 31, 2022, we borrowed an aggregate principal amount of $83.0 million under a short-term credit agreement (the "Short-Term Term Loan”) with a third-party financial institution, the proceeds of which were used to repay certain of our existing indebtedness. On September 1, 2022, we entered into a forward exchange agreement and pledge agreement (collectively the “Forward Exchange Agreement”) with the same financial institution to deliver to them our 5.1 million shares of ZimVie common stock in the first quarter of 2023. We pledged our 5.1 million shares of ZimVie common stock to the financial institution as collateral for our obligations under the Short-Term Term Loan and the Forward Exchange Agreement.

In February 2023, we repaid in full the Short-Term Term Loan by transferring our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and by paying $33.9 million in cash, representing an amount determined by the difference between the average daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million. The transfer of our ZimVie common shares as part of the settlement resulted in a $49.1 million noncash financing activity for the three-month period ended March 31, 2023.

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other income (expense), net and was included in the net gain related to our investment in ZimVie for the three month-period ended March 31, 2023, as discussed above. The most significant input into the valuation of the Forward Exchange Agreement was the market price of the ZimVie shares. The fair value of the Forward Exchange Agreement as of December 31, 2022 was $1.1 million and was included within prepaid expenses and other current assets on our condensed consolidated balance sheet.

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations through the date of the spinoff in the prior year period. Details of earnings (loss) from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

Three Months Ended
March 31,
2022
Net Sales	$147.8
Cost of products sold, excluding intangible asset amortization	53.5
Intangible asset amortization	14.0
Research and development	10.5
Selling, general and administrative	89.4
Restructuring and other cost reduction initiatives	0.4
Acquisition, integration, divestiture and related	40.9
Other expense, net	0.3
Loss from discontinued operations before income taxes	(61.2)
Benefit for income taxes from discontinued operations	(2.4)
Loss from discontinued operations, net of tax	$(58.8)

In a pro rata spinoff of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity instead of net earnings. Accordingly, we recognized the distribution of net assets to ZimVie in retained earnings in the three-month period ended March 31, 2022. Additionally, the dividend we received from ZimVie at the separation was also recognized in retained earnings in the three-month period ended March 31, 2022.

3. Significant Accounting Policies

Use of Estimates - The accompanying unaudited condensed consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We have made our best estimates, as appropriate under GAAP, in the recognition of our assets and liabilities. Actual results could differ materially from these estimates.

Accounting Pronouncements Not Yet Adopted - There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

4. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
United States	$1,060.4	$941.2
International	770.6	722.0
Total	$1,831.0	$1,663.2

Net sales by product category are as follows (in millions):

	Three Months Ended
	March 31,
	2023	2022
Knees	$762.5	$662.8
Hips	492.8	451.0
S.E.T.	433.4	416.8
Other	142.3	132.6
Total	$1,831.0	$1,663.2

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

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$10.5	$25.0	$3.1	$38.6
Expenses incurred in the three months ended March 31, 2023	2.4	14.3	1.5	18.2
Cash payments	(2.7)	(10.4)	(1.6)	(14.7)
Foreign currency exchange rate changes	0.1	0.5	-	0.6
Balance, March 31, 2023	$10.3	$29.4	$3.0	$42.7

Expense incurred since the start of the 2021 Restructuring Plan	$55.5	$66.1	$28.4	$150.0

Expense estimated to be recognized for the 2021 Restructuring Plan	$70.0	$100.0	$50.0	$220.0

In December 2019, our Board of Directors approved, and we initiated, a new global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing structural costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management expenses and relocation costs. The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$28.9	$9.0	$6.4	$44.3
Expenses incurred in the three months ended March 31, 2023	-	-	6.1	6.1
Cash payments	(2.4)	(1.0)	(7.2)	(10.6)
Foreign currency exchange rate changes	-	-	0.1	0.1
Balance, March 31, 2023	$26.5	$8.0	$5.4	$39.9

Expense incurred since the start of the 2019 Restructuring Plan	$108.3	$35.0	$140.7	$284.0

Expense estimated to be recognized for the 2019 Restructuring Plan	$160.0	$35.0	$180.0	$375.0

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

6. Inventories

	March 31,	December 31,
	2023	2022
	(in millions)
Finished goods	$1,702.8	$1,655.0
Work in progress	243.3	230.9
Raw materials	295.2	261.3
Inventories	$2,241.3	$2,147.2

7. Property, Plant and Equipment

	March 31,	December 31,
	2023	2022
	(in millions)
Land	$19.2	$19.2
Buildings and equipment	2,130.2	2,093.4
Capitalized software costs	525.8	518.2
Instruments	3,762.2	3,683.5
Construction in progress	156.5	144.1
	6,593.9	6,458.4
Accumulated depreciation	(4,687.5)	(4,585.9)
Property, plant and equipment, net	$1,906.4	$1,872.5

We had $12.9 million and $17.0 million of property, plant and equipment included in accounts payable as of March 31, 2023 and December 31, 2022, respectively.

8. Acquisitions

On February 14, 2023, we completed the acquisition of all the outstanding shares of Embody, Inc. ("Embody"), a medical device company focused on soft tissue healing, that expands our portfolio for the sports medicine market. The initial consideration consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million and $19.5 million of cash for a total value of $154.5 million. The fair value of our common stock was determined to be $127.34 per share, which represented the average of our high and low stock prices on the acquisition date. To minimize dilution from issuing shares for the Embody acquisition, we repurchased 1.9 million shares of our common stock in the three-month period ended March 31, 2023. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common shares and cash that is subject to achieving future regulatory and commercial milestones based on sales growth over a three-year period. We assigned a fair value of $94.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent consideration liability was calculated based on the probability of achieving the specified regulatory milestone and by simulating numerous potential outcomes for the commercial milestones and discounting to present value the estimated payments.

The goodwill related to this acquisition represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the Embody acquisition is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. The goodwill related to this acquisition is not expected to be deductible for tax purposes. The goodwill is included in the Americas operating segment and the Americas Orthopedics reporting unit. This goodwill was the only significant activity related to our consolidated goodwill balance in the three-month period ended March 31, 2023, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocation as of March 31, 2023 is preliminary. We need additional time to evaluate the tax attributes of the transaction, which may change the recognized assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the acquisition date.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to this acquisition (in millions):

Current assets	$4.6
Intangible assets subject to amortization:
Technology	81.5
Customer relationships	9.3
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	36.2
Goodwill	141.6
Other assets	4.4
Total assets acquired	277.5
Current liabilities	0.6
Deferred income taxes	28.4
Total liabilities assumed	29.0
Net assets acquired	$248.5

The amortization periods selected for technology and customer relationships were 15 years and 5 years, respectively. Upon receiving regulatory approval, the IPR&D will be reclassified to a definite-lived intangible asset and amortized over the applicable estimated useful life.

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

9. Debt

Our debt consisted of the following (in millions):

	March 31,	December 31,
	2023	2022
Current portion of long-term debt
Short-Term Term Loan	$-	$83.0
2022 Five-Year Credit Agreement	585.0	375.0
3.700% Senior Notes due 2023	-	86.3
Total current portion of long-term debt	$585.0	$544.3
Long-term debt
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	543.2	533.6
1.164% Euro Notes due 2027	543.2	533.6
Debt discount and issuance costs	(28.4)	(30.1)
Adjustment related to interest rate swaps	(140.3)	(172.0)
Total long-term debt	$5,204.8	$5,152.2

At March 31, 2023, our total current and non-current debt of $5.8 billion consisted of $5.4 billion aggregate principal amount of our senior notes, which included €1.0 billion Euro-denominated senior notes (“Euro Notes”), and $585.0 million of outstanding borrowings under the 2022 Five-Year Revolving Facility (defined below), partially offset by debt discount and issuance costs of $28.4 million and fair value adjustments related to interest rate swaps totaling $140.3 million.

In the three-month period ended March 31, 2023, we redeemed the $83.0 million outstanding principal amount of our Short-Term Term Loan and the $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

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

Borrowings under the 2022 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 Five-Year Credit Agreement as of March 31, 2023. As of March 31, 2023, there were outstanding borrowings of $585.0 million under the 2022 Five-Year Credit Agreement.

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

The 2022 364-Day Revolving Facility will mature on August 18, 2023. Borrowings under the 2022 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2022 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2022 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2022 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 364-Day Revolving Credit Agreement as of March 31, 2023. As of March 31, 2023, there were no outstanding borrowings under the 2022 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of March 31, 2023, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $4,986.0 million.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2022	$(169.3)	$69.6	$(79.6)	$(179.3)
AOCI before reclassifications	12.4	8.8	-	21.2
Reclassifications to statements of earnings	-	(19.0)	(0.9)	(19.9)
Balance at March 31, 2023	$(156.9)	$59.4	$(80.5)	$(178.0)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended
	March 31,		Location on
Component of AOCI	2023	2022	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$23.1	$5.2	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	Interest expense, net
	22.9	5.0	Total before tax
	3.9	0.7	Provision for income taxes
	$19.0	$4.3	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$1.0	$(1.3)	Other income (expense), net
	0.1	(0.4)	Provision for income taxes
	$0.9	$(0.9)	Net of tax
Total reclassifications	$19.9	$3.4	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended March 31, 2023
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$7.5	(4.9)	$12.4
Unrealized cash flow hedge gains	11.1	2.3	8.8
Reclassification adjustments on cash flow hedges	(22.9)	(3.9)	(19.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.0)	(0.1)	(0.9)
Total Other Comprehensive (Loss) Income	$(5.3)	$(6.6)	$1.3

	Three Months Ended March 31, 2022
	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(1.1)	$(2.4)	$1.3
Unrealized cash flow hedge gains	21.0	7.3	13.7
Reclassification adjustments on cash flow hedges	(5.0)	(0.7)	(4.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	1.3	0.4	0.9
Total Other Comprehensive Income	$16.2	$4.6	$11.6

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of March 31, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$59.9	$-	$59.9	$-
Total Assets	$59.9	$-	$59.9	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$3.1	$-	$3.1	$-
Cross-currency interest rate swaps	50.3	-	50.3	-
Interest rate swaps	140.3	-	140.3	-
Contingent payments related to acquisitions	99.0	-	-	99.0
Total Liabilities	$292.7	$-	$193.7	$99.0

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$72.8	$-	$72.8	$-
Cross-currency interest rate swaps	6.8	-	6.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Forward Exchange Agreement	1.1	-	1.1	-
Investment in ZimVie	45.5	45.5	-	-
Total Assets	$128.0	$45.5	$82.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.5	$-	$5.5	$-
Cross-currency interest rate swaps	49.6	-	49.6	-
Interest rate swaps	172.0	-	172.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.3	-	3.3	-
Contingent payments related to acquisitions	17.4	-	-	17.4
Total Liabilities	$247.8	$-	$230.4	$17.4

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

In connection with the spinoff, we retained approximately 5.1 million unregistered common shares of ZimVie, representing 19.7 percent of ZimVie's common stock on the separation date. At December 31, 2022, we valued these shares based upon the market share price of ZimVie less a discount to reflect that the shares were not registered. We disposed of these shares in February 2023.

The value of the Forward Exchange Agreement as of December 31, 2022, was based upon the historical volume-weighted average price of ZimVie stock since the inception of the agreement with simulations of how the ZimVie stock might perform until the scheduled settlement date.

Contingent payments related to acquisitions consist of sales-based payments and a regulatory milestone, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates, and increases as revenue estimates increase. The fair value of the regulatory milestone is based on the probability of success in obtaining the specified regulatory approval.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2022	$17.4
New contingent payments related to the Embody acquisition	94.0
Change in estimates	0.2
Settlements	(12.6)
Ending balance March 31, 2023	$99.0

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

As of March 31, 2023 and December 31, 2022, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Long-term debt	$855.6	$823.9	$(140.3)	$(172.0)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at

March 31, 2023 was $24.4 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At March 31, 2023, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the three-month period ended March 31, 2023, €100 million and ₣50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at March 31, 2023, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from April 2023 through September 2025. As of March 31, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,450.1 million. As of March 31, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $438.5 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other expense, net. Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.25 billion to $1.75 billion per quarter.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain (Loss)			Amount of Gain (Loss)
	Recognized in AOCI			Reclassified from AOCI
	Three Months Ended			Three Months Ended
	March 31,		Location on	March 31,
Derivative Instrument	2023	2022	Statements of Earnings	2023	2022
Foreign exchange forward contracts	$11.1	$21.0	Cost of products sold	$23.1	$5.2
Forward starting interest rate swaps	-	-	Interest expense, net	(0.2)	(0.2)
	$11.1	$21.0		$22.9	$5.0

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at March 31, 2023, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $68.5 million, or $59.4 million after taxes, which is deferred in AOCI. A gain of $73.3 million, or $60.3 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$500.8	$(48.2)	$500.0	$(41.1)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(8.2)	-	2.9
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	23.1	-	5.2	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	9.0	-	6.5

Derivatives Not Designated as Hedging Instruments

The following losses from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended
	Location on	March 31,
Derivative Instrument	Statements of Earnings	2023	2022
Foreign exchange forward contracts	Other income (expense), net	$(3.6)	$(8.5)

These losses do not reflect offsetting gains of $0.4 million and $7.7 million in the three-month periods ended March 31, 2023 and 2022, respectively, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of March 31, 2023 and December 31, 2022, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of March 31, 2023		As of December 31, 2022
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$63.4	Other current assets	$73.2
Cross-currency interest rate swaps	Other current assets	-	Other current assets	6.8
Foreign exchange forward contracts	Other assets	12.9	Other assets	16.6
Cross-currency interest rate swaps	Other assets	-	Other assets	-
Total asset derivatives		$76.3		$96.6

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$-	Other current assets	$3.1
Forward Exchange Agreement	Other current assets	-	Other current assets	1.1
Total asset derivatives not designated as hedges		-		4.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$9.0	Other current liabilities	$8.0
Cross-currency interest rate swaps	Other current liabilities	-	Other current liabilities	3.3
Foreign exchange forward contracts	Other long-term liabilities	10.5	Other long-term liabilities	14.5
Cross-currency interest rate swaps	Other long-term liabilities	50.3	Other long-term liabilities	46.3
Interest rate swaps	Other long-term liabilities	140.3	Other long-term liabilities	172.0
Total liability derivatives		$210.1		$244.1

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$4.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of March 31, 2023			As of December 31, 2022
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$63.4	$8.4	$55.0	$73.2	$7.1	$66.1
Cash flow hedges	Other assets	12.9	8.0	4.9	16.6	9.9	6.7
Derivatives Not Designated as Hedges	Other current assets	-	-	-	3.1	1.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	9.0	8.4	0.6	8.0	7.1	0.9
Cash flow hedges	Other long-term liabilities	10.5	8.0	2.5	14.5	9.9	4.6
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	4.6	1.3	3.3

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended
	March 31,
Derivative Instrument	2023	2022
Euro Notes	$(19.2)	$36.9
Cross-currency interest rate swaps	(4.5)	12.3
	$(23.7)	$49.2

13. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organisation for Economic Cooperation and Development. Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $400 million decrease to a $20 million increase.

We are under continuous audit by the IRS and have disputes with the IRS and other foreign taxing authorities in the jurisdictions where we operate. In addition, some jurisdictions in which we operate require payment of disputed taxes to petition a court or taxing authority, or we may elect to make such payments prior to final resolution. We record any prepayments as income tax receivables when we believe our position is more likely than not to be upheld. We assess our position on these disputes at each reporting period. During the course of these audits and disputes, we receive proposed adjustments from taxing authorities that may be material. Therefore, there is a possibility that an adverse outcome in these audits or disputes could have a material effect on our results of operations and financial condition. Our U.S. Federal income tax returns have been audited through 2015 and are currently under audit for years 2016-2019.

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

In the three-month period ended March 31, 2023, our effective tax rate (“ETR”) was 18.9 percent compared to 27.8 percent for the three-month period ended March 31, 2022. The 18.9 percent ETR in the three-month period ended March 31, 2023 was primarily driven by our mix of earnings between U.S. and foreign locations. The 27.8 percent ETR in the three-month period ended March 31, 2022 was primarily driven by the loss on our investment in ZimVie which was not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended
	March 31,
	2023	2022
Weighted average shares outstanding for basic net earnings per share	209.4	209.2
Effect of dilutive stock options and other equity awards	1.0	0.9
Weighted average shares outstanding for diluted net earnings per share	210.4	210.1

During the three-month periods ended March 31, 2023 and 2022, an average of 2.0 million options and 2.9 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to intangible asset amortization, certain inventory and manufacturing-related charges, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, certain research and development ("R&D") agreements, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include corporate legal, finance, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance and regulatory assurance expenses. Intercompany transactions have been eliminated from segment operating profit.

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

Our CODM does not review asset information by operating segment. Instead, our CODM reviews cash flow and other financial ratios by operating segment.

We reclassified certain insignificant prior period expenses to conform to the current period presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Americas	$1,141.3	$1,004.3	$477.5	$401.5
EMEA	425.6	379.9	140.7	104.9
Asia Pacific	264.1	279.0	84.6	93.4
Total	$1,831.0	$1,663.2
Corporate items			(242.1)	(270.6)
Intangible asset amortization			(133.4)	(130.8)
Operating profit			$327.3	$198.4

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

During the three-month periods ended March 31, 2023 and 2022, we recognized $3.3 million and $33.2 million, respectively, of net litigation-related charges. At March 31, 2023 and December 31, 2022, accrued litigation liabilities were $320.9 million and $349.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the Food and Drug Administration ("FDA") related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of March 31, 2023, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $410 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and corresponding notes included elsewhere in this Form 10-Q. Amounts reported in millions within this Quarterly Report on Form 10-Q are computed based on the actual amounts. As a result, the sum of the components may not equal the total amount reported in millions due to rounding. In addition, certain columns and rows within tables may not sum to the totals due to the use of rounded numbers. Percentages presented are calculated from the underlying unrounded amounts.

On March 1, 2022, we completed the spinoff of our spine and dental businesses into ZimVie. The historical results of our spine and dental businesses have been reflected as discontinued operations in our condensed consolidated financial statements through the date of the spinoff in 2022. See Note 2 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report for additional information. The discussions in the following discussion and analysis are presented on a continuing operations basis unless otherwise noted.

Executive Level Overview

Results for the Three-Month Period ended March 31, 2023

We continue to recover from the effects of the COVID-19 global pandemic. In the three-month period ended March 31, 2023, we experienced fewer disruptions to elective surgical procedures from the pandemic as compared to the three-month period ended March 31, 2022 when the Omicron variant and staffing shortages caused widespread deferrals of procedures. As a result, our net sales increased by 10.1 percent in the three-month period ended March 31, 2023 when compared to the same prior year period. Our net sales in the three-month period ended March 31, 2023 were tempered by a negative 3.1 percent impact from changes in foreign currency exchange rates on year-over-year sales. Our net earnings were $232.5 million in the three-month period ended March 31, 2023 compared to $73.0 million in the same prior year period. The increase in net earnings in the three-month period ended March 31, 2023 when compared to the same prior year period was driven by the increase in net sales, improved operating leverage and the prior year period featured higher litigation-related charges and a $51.0 million loss on our investment in ZimVie.

2023 Outlook

We expect revenue growth in 2023 to be driven by a combination of market growth, procedure volume recovery from COVID-19 and new product introductions. Based on recent foreign currency exchange rates we expect foreign currency to negatively affect net sales growth in 2023, but at a lower level than experienced in 2022. We expect that supply chain and inflation pressures will continue in 2023, but with supply chain pressure easing in the second half of the year and with inflation stable to the level experienced at the end of 2022. We estimate our operating expenses in 2023 will be impacted by the expected non-reoccurrence of goodwill impairment charges and lower quality remediation expenses due to the completion of our remediation milestones. We expect our interest expense, net, will increase primarily due to higher interest rates. We also expect our non-operating other income (expense), net, will be more favorable in 2023 since the 2022 expense was primarily driven by an investment loss in the shares of ZimVie that we held following the spinoff, which we disposed of in February 2023.

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

Net Sales by Geography

The following table presents our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022	% Inc
United States	$1,060.4	$941.2	12.7%
International	770.6	722.0	6.7
Total	$1,831.0	$1,663.2	10.1

Net Sales by Product Category

The following table presents our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	March 31,
	2023	2022	% Inc
Knees	$762.5	$662.8	15.0%
Hips	492.8	451.0	9.3
S.E.T.	433.4	416.8	4.0
Other	142.3	132.6	7.3
Total	$1,831.0	$1,663.2	10.1

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended March 31,
	2023	2022	% Inc
Knees
United States	$448.2	$379.5	18.1%
International	314.3	283.3	10.9
Total	$762.5	$662.8	15.0
Hips
United States	$252.3	$224.6	12.3%
International	240.5	226.4	6.2
Total	$492.8	$451.0	9.3

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had a positive effect of 14.6 percent on year-over-year sales during the three-month period ended March 31, 2023. We saw recovery of elective surgical procedures across most of our major markets driving volume growth. In addition, new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a negative effect of 1.4 percent on year-over-year sales during the three-month period ended March 31, 2023. The majority of countries in which we operate continue to experience pricing pressure from governmental healthcare cost containment efforts and from local hospitals and health systems. However, we have had some success in reducing the negative effects of pricing due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three-month period ended March 31, 2023, changes in foreign currency exchange rates had a negative effect of 3.1 percent on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 1.0 percent on full-year 2023 sales.

Geography

The 12.7 percent net sales growth in the U.S. in the three-month period ended March 31, 2023 was driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions, especially in the Knees and Hips categories. Internationally, net sales increased by 6.7 percent during the three-month period ended March 31, 2023 when compared to the same prior year period. This increase was similarly driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions across most of our major markets. However, our International sales were negatively affected by 7.3 percent year-over-year due to changes in foreign currency exchange rates.

Product Categories

Knees and Hips net sales grew 15.0 percent and 9.3 percent, respectively, in the three-month period ended March 31, 2023 when compared to the same prior year period. The net sales increases were due to the recovery in elective surgical procedures and new product introductions. Knees net sales and Hips net sales were negatively affected by 3.2 percent and 3.6 percent, respectively, in the three-month period ended March 31, 2023 due to changes in foreign currency exchange rates. The 4.0 percent increase in S.E.T. net sales was driven by growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products, partially offset by lower growth in other S.E.T. products, unfavorable changes in reimbursement for certain restorative therapy products and the negative effects from changes in foreign currency exchange rates.

Expenses as a Percentage of Net Sales

	Three Months Ended
	March 31,		% Inc /
	2023	2022	(Dec)
Cost of products sold, excluding intangible asset amortization	27.4%	30.1%	(2.7)%
Intangible asset amortization	7.3	7.9	(0.6)
Research and development	6.0	5.8	0.2
Selling, general and administrative	39.1	41.2	(2.1)
Restructuring and other cost reduction initiatives	2.3	2.6	(0.3)
Quality remediation	-	0.4	(0.4)
Acquisition, integration, divestiture and related	0.1	0.1	-
Operating profit	17.9	11.9	6.0

Cost of products sold as a percentage of net sales decreased in the three-month period ended March 31, 2023 compared to the same prior year period. The decline in cost of products sold as a percentage of net sales in the current year period was primarily due to lower excess and obsolete inventory charges, a mix shift to higher margin products and markets, operating leverage from volume increases and higher hedge gains recognized in the current year period as part of our hedging program when compared to the same prior year period. These favorable items were partially offset by inflationary cost pressures and lower average selling prices.

Intangible asset amortization expense increased slightly in the three-month period ended March 31, 2023, but decreased as a percentage of net sales when compared to the same prior year period. Intangible amortization expense is a cost that does not increase when net sales increase.

R&D expenses increased in amount and as a percentage of net sales in the three-month period ended March 31, 2023 when compared to the same prior year period. The increases were driven by higher personnel-related costs, higher spending on our initial compliance with the European Union Medical Device Regulation and other R&D investments.

Selling, general and administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in the three-month period ended March 31, 2023 when compared to the same prior year period. The increase in expenses was due to selling and distribution costs that are variable expenses and increase as net sales increase. Additionally, travel and entertainment costs have increased as we have increased these activities from lower pandemic levels. These higher costs were partially offset by lower litigation-related expenses of $3.3 million in the 2023 period compared to $33.2 million in the 2022 period and lower bad debt charges in the 2023 period as we recognized higher bad debt charges in the 2022 period that were partially related to the Russia/Ukraine conflict.

In December of 2021 and 2019, we initiated restructuring programs. The 2021 Restructuring Plan is intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2019 Restructuring Plan has an objective of reducing structural costs to allow us to invest in higher priority growth opportunities. We recognized expenses of $41.8 million and $43.9 million in the three-month periods ended March 31, 2023 and 2022, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting fees and project management expenses associated with these programs. The expenses were slightly lower in the 2023 period due to employee termination benefits that were recognized in early 2022 related to the December 2021 restructuring program that had just been initiated. For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In the three-month period ended March 31, 2023, we did not recognize any significant quality remediation expenses as we completed our remediation milestones in late 2022 that addressed inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related decreased in the three-month period ended March 31, 2023 when compared to the same prior year period.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three-month period ended March 31, 2023 we realized a gain of $7.7 million in our other income (expense), net financial statement line item compared to a loss of $56.1 million in the same prior year period. In the current year, we recognized a gain of $2.5 million on our investment in ZimVie prior to our disposition of those shares compared to a loss of $51.0 million in the prior year period.

Interest expense, net, increased in the three-month period ended March 31, 2023 when compared to the same prior year period. The increase was primarily from losses incurred on our fixed-to-variable interest rate swaps in the current year period compared to gains in the prior year period.

In the three-month period ended March 31, 2023, our effective tax rate (“ETR”) was 18.9 percent compared to 27.8 percent for the three-month period ended March 31, 2022. The 18.9 percent ETR in the three-month period ended March 31, 2023 was primarily driven by our mix of earnings between U.S. and foreign locations. The 27.8 percent ETR in the three-month period ended March 31, 2022, was primarily driven by the loss on our investment in ZimVie which was not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Americas	$1,141.3	$1,004.3	$477.5	$401.5	41.8%	40.0%
EMEA	425.6	379.9	140.7	104.9	33.1	27.6
Asia Pacific	264.1	279.0	84.6	93.4	32.0	33.5

Americas

In the Americas, operating profit and operating profit as a percentage of net sales increased in the three-month period ended March 31, 2023 when compared to the same prior year period due to higher net sales driven by continued recovery of elective surgical procedures, lower excess and obsolete inventory charges and operating profit leverage from certain costs that do not increase as net sales increase.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in the three-month period ended March 31, 2023 when compared to the same prior year period due to higher net sales driven by continued recovery of elective surgical procedures, lower bad debt charges and operating profit leverage from certain costs that do not increase as net sales increase.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales declined in the three-month period ended March 31, 2023 when compared to the same prior year period. The Asia Pacific decline in operating profit was primarily driven by lower net sales due to changes in foreign currency exchange rates and by the China government implementing a nationwide volume-based procurement process.

Liquidity and Capital Resources

As of March 31, 2023, we had $330.2 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2022 364-Day Credit Agreement that matures on August 18, 2023, and $0.9 billion available under our 2022 Five-Year Revolving Facility that matures on August 19, 2027. The terms of the 2022 364-Day Credit Agreement and the 2022 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

We believe that cash flows from operations, our cash and cash equivalents on hand, and available borrowings under our revolving credit facilities will be sufficient to meet our ongoing liquidity requirements for at least the next twelve months. However, it is possible our needs may change. Further, there can be no assurance that, if needed, we will be able to secure additional financing on terms favorable to us, if at all.

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $307.7 million in the three-month period ended March 31, 2023, compared to $315.7 million in the same prior year period. The decrease in the 2023 period was driven by higher investments in inventory when compared to the 2022 period as well as higher bonus payments in the 2023 period.

Cash flows used in investing activities from continuing operations were $149.4 million in the three-month period ended March 31, 2023, compared to $81.1 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, optimization of our manufacturing and logistics networks and investments in enterprise resource planning software.

Cash flows used in financing activities from continuing operations were $206.7 million in the three-month period ended March 31, 2023, compared to $122.4 million in the same prior year period. We borrowed a net $210.0 million on our 2022 Five-Year Revolving Facility and used those proceeds, along with cash on hand, to repurchase $267.6 million of our common stock. We also repaid $120.2 million of other debt obligations that were due in the first quarter of 2023. In the 2022 period, at the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with $100.0 million of borrowings on our 2021 Five-Year Revolving Facility and cash on hand to redeem the full $750.0 million of senior notes that were due April 1, 2022.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of March 31, 2023, $329.7 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $47.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”), as we would not be subject to further U.S. federal tax. In addition to the previously taxed earnings, we have intercompany notes available to repatriate.

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

Material Cash Requirements from Known Contractual and Other Obligations

At March 31, 2023, we had outstanding debt of $5,789.8 million, of which $585.0 million was classified as current debt. The $585.0 million of current debt is outstanding under our 2022 Five-Year Revolving Facility which we expect to repay over the next twelve months. We believe we can satisfy these debt obligations with cash generated from our operations.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In March 2023, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. As of March 31, 2023, $606.0 million remained authorized under this program.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $220 million, of which approximately $150 million was incurred through March 31, 2023. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million to $400 million, of which approximately $284 million was incurred through March 31, 2023. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized. Our latest estimates indicate that we will be near the low end of that range.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $320.9 million as of March 31, 2023. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $0 to approximately $410 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended March 31, 2023 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to:

•
the effects of business disruptions such as the COVID-19 pandemic, either alone or in combination with other risks on our business and operations;
•
the risks and uncertainties related to our ability to successfully execute our restructuring plans;
•
control of costs and expenses;
•
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
•
the ability to form and implement alliances;
•
dependence on a limited number of suppliers for key raw materials and other inputs and for outsourced activities;
•
the risk of disruptions in the supply of materials and components used in manufacturing or sterilizing our products;
•
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
•
challenges to the tax-free nature of the ZimVie Inc. (“ZimVie”) spinoff transaction and the subsequent liquidation of our retained interest in ZimVie;
•
the risk of additional tax liability due to the recategorization of our independent agents and distributors to employees;

•
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
•
product liability, intellectual property and commercial litigation losses; and
•
the ability to obtain and maintain adequate intellectual property protection.

Our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q contain detailed discussions of these and other important factors under the heading “Risk Factors.” You should understand that it is not possible to predict or identify all factors that could cause actual results to differ materially from forward-looking statements. Consequently, you should not consider any list or discussion of such factors to be a complete set of all potential risks or uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

Information pertaining to legal proceedings can be found in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report and is incorporated herein by reference.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), which could materially affect our business, financial condition and results of operations. The risks described in our 2022 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 14, 2023, we completed the acquisition of all of the outstanding shares of Embody, Inc. ("Embody"), a medical device company focused on soft tissue healing, that expanded our product portfolio for the sports medicine market. The initial consideration paid to the former Embody shareholders in the acquisition consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million (the "Embody Shares") and $19.5 million of cash for a total value of $154.5 million. The Embody Shares were issued to those former Embody shareholders whom we reasonably believed to be accredited investors in a private transaction exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common stock and cash that is subject to achieving future regulatory and commercial milestones based on sales growth over a three-year period. To minimize the dilution from the issuance of the Embody Shares, we repurchased the shares of our common stock in the three-month period ended March 31, 2023 set forth below.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
January 2023	-	$-	-	$850,000,131
February 2023	224,921	125.20	224,921	821,839,555
March 2023	1,692,343	127.54	1,692,343	606,000,243
Total	1,917,264	$127.26	1,917,264	$606,000,243

(1) In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended March 31, 2023, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits

The following exhibits are filed or furnished as part of this report:

3.1	Restated Certificate of Incorporation of Zimmer Biomet Holdings, Inc., dated May 17, 2021 (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed May 20, 2021)

3.2	Restated Bylaws of Zimmer Biomet Holdings, Inc., effective December 14, 2022 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed February 24, 2023)

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: May 2, 2023	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: May 2, 2023	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)