Form 10-Q
period 2023-06-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2023-08-01
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

Commission File Number 001-16407

ZIMMER BIOMET HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4151777
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

345 East Main Street, Warsaw, IN 46580

(Address of principal executive offices)

Telephone: (574) 373-3333

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

As of July 26, 2023, 208,964,134 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

June 30, 2023

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Sales	$1,869.6	$1,781.8	$3,700.6	$3,445.0
Cost of products sold, excluding intangible asset amortization	525.5	511.0	1,026.3	1,011.0
Intangible asset amortization	138.2	133.0	271.6	263.8
Research and development	118.1	99.4	228.5	196.3
Selling, general and administrative	725.8	695.2	1,441.8	1,379.7
Intangible asset impairment	-	3.0	-	3.0
Restructuring and other cost reduction initiatives	24.4	57.0	66.3	100.9
Quality remediation	-	7.8	-	14.3
Acquisition, integration, divestiture and related	7.9	(5.5)	9.1	(3.3)
Operating expenses	1,539.9	1,500.9	3,043.6	2,965.7
Operating Profit	329.6	280.9	656.9	479.3
Other (expense) income, net	(1.2)	(42.6)	6.5	(98.7)
Interest expense, net	(51.6)	(38.8)	(99.8)	(79.9)
Earnings from continuing operations before income taxes	276.8	199.5	563.6	300.7
Provision for income taxes from continuing operations	66.9	45.5	121.0	73.5
Net Earnings from continuing operations	209.9	154.0	442.6	227.2
Less: Net earnings attributable to noncontrolling interest	0.2	0.3	0.5	0.5
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	209.6	153.7	442.1	226.7
Loss from discontinued operations, net of taxes	-	-	-	(58.8)
Net Earnings of Zimmer Biomet Holdings, Inc.	$209.6	$153.7	$442.1	$167.9

Earnings Per Common Share - Basic
Earnings from continuing operations	$1.00	$0.73	$2.12	$1.08
Loss from discontinued operations	-	-	-	(0.28)
Net Earnings Per Common Share - Basic	$1.00	$0.73	$2.12	$0.80
Earnings Per Common Share - Diluted
Earnings from continuing operations	$1.00	$0.73	$2.10	$1.08
Loss from discontinued operations	-	-	-	(0.28)
Net Earnings Per Common Share - Diluted	$1.00	$0.73	$2.10	$0.80
Weighted Average Common Shares Outstanding
Basic	208.6	209.6	209.0	209.4
Diluted	209.9	210.3	210.1	210.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Earnings of Zimmer Biomet Holdings, Inc.	$209.6	$153.7	$442.1	$167.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(26.5)	(92.1)	(14.1)	(90.8)
Unrealized cash flow hedge gains, net of tax	47.1	65.6	55.9	79.3
Reclassification adjustments on hedges, net of tax	(19.3)	(9.7)	(38.3)	(14.0)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(1.1)	2.6	(2.0)	3.5
Total Other Comprehensive Income (Loss)	0.2	(33.6)	1.5	(22.0)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$209.8	$120.1	$443.6	$145.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$319.8	$375.7
Accounts receivable, less allowance for credit losses	1,367.3	1,381.5
Inventories	2,275.8	2,147.2
Prepaid expenses and other current assets	425.1	522.9
Total Current Assets	4,387.9	4,427.3
Property, plant and equipment, net	1,975.0	1,872.5
Goodwill	8,743.7	8,580.2
Intangible assets, net	5,027.7	5,063.8
Other assets	1,160.0	1,122.2
Total Assets	$21,294.3	$21,066.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$354.6	$354.1
Income taxes payable	81.6	38.5
Other current liabilities	1,277.6	1,421.3
Current portion of long-term debt	520.0	544.3
Total Current Liabilities	2,233.7	2,358.2
Deferred income taxes, net	474.9	474.8
Long-term income tax payable	375.7	421.2
Other long-term liabilities	642.0	632.6
Long-term debt	5,189.4	5,152.2
Total Liabilities	8,915.8	9,039.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 315.8 million shares as of June 30, 2023 (313.8 million as of December 31, 2022) issued	3.2	3.1
Paid-in capital	9,766.0	9,504.4
Retained earnings	9,902.3	9,559.3
Accumulated other comprehensive loss	(177.8)	(179.3)
Treasury stock, 107.0 million shares as of June 30, 2023 (104.8 million as of December 31, 2022)	(7,122.2)	(6,867.2)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,371.5	12,020.3
Noncontrolling interest	7.1	6.7
Total Stockholders' Equity	12,378.6	12,027.0
Total Liabilities and Stockholders' Equity	$21,294.3	$21,066.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance April 1, 2023	315.4	$3.2	$9,692.4	$9,741.7	$(178.0)	(106.9)	$(7,108.6)	$6.9	$12,157.6
Net earnings	-	-	-	209.6	-	-	-	0.2	209.8
Other comprehensive income	-	-	-	-	0.2	-	-	-	0.2
Cash dividends declared ($0.24 per share)	-	-	-	(50.1)	-	-	-	-	(50.1)
Stock compensation plans	0.3	-	58.1	1.1	-	-	0.7	-	59.9
Embody, Inc. acquisition consideration	0.1	-	15.5	-	-	-	-	-	15.5
Share repurchases	-	-	-	-	-	(0.1)	(14.3)	-	(14.3)
Balance June 30, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	$12,378.6

Balance April 1, 2022	313.4	$3.1	$9,385.7	$9,503.1	$(158.9)	(103.8)	$(6,717.5)	$5.9	$12,021.4
Net earnings	-	-	-	153.7	-	-	-	0.3	154.0
Other comprehensive loss	-	-	-	-	(33.6)	-	-	-	(33.6)
Cash dividends declared ($0.24 per share)	-	-	-	(50.3)	-	-	-	-	(50.3)
Stock compensation plans	-	-	33.1	-	-	-	-	-	33.1
Balance June 30, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6

Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	442.1	-	-	-	0.5	442.6
Other comprehensive income	-	-	-	-	1.5	-	-	-	1.5
Cash dividends declared ($0.24 per share)	-	-	-	(100.5)	-	-	-	-	(100.5)
Stock compensation plans	0.8	-	113.5	1.4	-	-	1.0	-	115.9
Embody, Inc. acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(2.2)	(256.0)	-	(258.3)
Balance June 30, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	12,378.6

Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	167.9	-	-	-	0.5	168.4
Other comprehensive loss	-	-	-	-	(22.0)	-	-	-	(22.0)
Cash dividends declared ($0.24 per share)	-	-	-	(100.6)	-	-	-	-	(100.6)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(753.1)	35.2	-	-	-	(717.9)
Stock compensation plans	0.6	-	104.0	0.1	-	-	0.3	-	104.4
Balance June 30, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Six Months Ended June 30,
	2023	2022
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$442.6	$227.2
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	469.3	466.5
Share-based compensation	58.9	50.8
Intangible asset impairment	-	3.0
(Gain) loss on investment in ZimVie Inc.	(2.5)	84.3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	13.8	13.0
Receivables	8.0	(81.8)
Inventories	(148.0)	(26.4)
Accounts payable and accrued liabilities	(185.2)	(49.9)
Other assets and liabilities	(1.3)	(25.5)
Net cash provided by operating activities from continuing operations	655.6	661.2
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(168.3)	(120.6)
Additions to other property, plant and equipment	(144.0)	(77.3)
Net investment hedge settlements	19.0	33.9
Acquisition of intellectual property rights	(73.3)	-
Business combination investments, net of acquired cash	(32.9)	(99.8)
Other investing activities	7.0	(60.5)
Net cash used in investing activities from continuing operations	(392.5)	(324.3)
Cash flows provided by (used in) financing activities from continuing operations:
Proceeds from revolving facility	570.0	220.0
Payments on revolving facility	(425.0)	(220.0)
Redemption of senior notes	(86.3)	(750.0)
Payment on term loan	(33.9)	-
Dividends paid to stockholders	(100.6)	(100.5)
Proceeds from employee stock compensation plans	61.1	45.0
Distribution from ZimVie Inc.	-	540.6
Business combination contingent consideration payments	(10.3)	-
Deferred business combination payments	(4.0)	-
Repurchase of common stock	(281.9)	-
Other financing activities	(5.2)	(3.5)
Net cash used in financing activities from continuing operations	(316.1)	(268.4)
Cash flows provided by (used in) discontinued operations:
Net cash used in operating activities	-	(71.5)
Net cash used in investing activities	-	(7.2)
Net cash used in financing activities	-	(68.1)
Net cash used in discontinued operations	-	(146.8)
Effect of exchange rates on cash and cash equivalents	(2.9)	(13.8)
Decrease in cash and cash equivalents	(55.9)	(92.1)
Cash and cash equivalents, beginning of year (includes $100.4 at January 1, 2022 of discontinued operations cash)	375.7	478.5
Cash and cash equivalents, end of period	$319.8	$386.4

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

Risks and Uncertainties - Our results have been and may continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which may get deferred due to precautions in certain markets if there is a surge in infections. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows in the near term.

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

We reclassified the loss on investment in ZimVie in the prior period condensed consolidated statement of cash flows to conform to the current period presentation.

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

We recognize any gains or losses from the TSA and TMA agreements in the Acquisition, integration, divestiture and related line item in our condensed consolidated statements of earnings. Amounts included in the condensed consolidated statements of earnings related to these agreements for the three and six-month periods ended June 30, 2023 and 2022 were immaterial.

We initially retained approximately 5.1 million common shares of ZimVie in connection with the spinoff, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over ZimVie, we recognized this investment at fair value in prepaid expenses and other current assets on our condensed consolidated balance sheet. Changes to the fair value of the investment were recognized in non-operating other (expense) income, net, in subsequent periods. We disposed of these shares in February 2023. In the six-month period ended June 30, 2023, we recognized a gain of $2.5 million related to our investment in ZimVie. In the three and six-month periods ended June 30, 2022, we recognized losses of $33.3 million and $84.3 million, respectively, related to our investment in ZimVie.

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

In February 2023, we repaid in full the Short-Term Term Loan by transferring our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and by paying $33.9 million in cash, representing an amount determined by the difference between the average daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million. The transfer of our ZimVie common shares as part of the settlement resulted in a $49.1 million noncash financing activity for the six-month period ended June 30, 2023.

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other (expense) income, net and was included in the net gain related to our investment in ZimVie for the six month-period ended June 30, 2023, as discussed above. The most significant input into the valuation of the Forward Exchange Agreement was the market price of the ZimVie shares. The fair value of the Forward Exchange Agreement as of December 31, 2022 was $1.1 million and was included within prepaid expenses and other current assets on our condensed consolidated balance sheet.

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations through the date of the spinoff in the prior year period. Details of loss from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

Six Months Ended
June 30,
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

In a pro rata spinoff of consolidated subsidiaries, the distribution of the assets and liabilities are recognized through equity instead of net earnings. Accordingly, we recognized the distribution of net assets to ZimVie in retained earnings. Additionally, the dividend we received from ZimVie at the separation was also recognized in retained earnings.

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

4. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
United States	$1,068.9	$1,017.6	$2,129.2	$1,958.8
International	800.7	764.2	1,571.4	1,486.2
Total	$1,869.6	$1,781.8	$3,700.6	$3,445.0

Net sales by product category are as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Knees	$771.4	$704.9	$1,533.9	$1,367.7
Hips	504.3	487.2	997.1	938.2
S.E.T.	442.7	446.4	876.1	863.2
Other	151.2	143.3	293.5	275.9
Total	$1,869.6	$1,781.8	$3,700.6	$3,445.0

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

5. Restructuring

In December 2021, our management approved a global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $185 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2023	$1.5	$1.9	$2.6	$6.0

Balance, December 31, 2022	$10.5	$25.0	$3.1	$38.6
Expenses incurred in the six months ended June 30, 2023	3.9	16.2	4.1	24.2
Cash payments	(6.6)	(17.7)	(3.1)	(27.4)
Foreign currency exchange rate changes	0.2	0.6	-	0.8
Balance, June 30, 2023	$8.0	$24.1	$4.1	$36.2

Expense incurred since the start of the 2021 Restructuring Plan	$57.0	$68.0	$31.0	$156.0

Expense estimated to be recognized for the 2021 Restructuring Plan	$70.0	$80.0	$35.0	$185.0

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing structural costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management expenses and relocation costs, including costs to close a manufacturing facility. The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended June 30, 2023	$(1.1)	$-	$9.4	$8.3

Balance, December 31, 2022	$28.9	$9.0	$6.4	$44.3
Expenses incurred in the six months ended June 30, 2023	(1.1)	-	15.5	14.4
Cash payments	(2.5)	(1.9)	(17.4)	(21.8)
Foreign currency exchange rate changes	0.9	-	0.1	1.0
Balance, June 30, 2023	$26.2	$7.1	$4.6	$37.9

Expense incurred since the start of the 2019 Restructuring Plan	$107.2	$35.0	$150.1	$292.3

Expense estimated to be recognized for the 2019 Restructuring Plan	$135.0	$35.0	$180.0	$350.0

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

6. Inventories

	June 30,	December 31,
	2023	2022
	(in millions)
Finished goods	$1,727.2	$1,655.0
Work in progress	256.3	230.9
Raw materials	292.3	261.3
Inventories	$2,275.8	$2,147.2

7. Property, Plant and Equipment

	June 30,	December 31,
	2023	2022
	(in millions)
Land	$17.6	$19.2
Buildings and equipment	2,151.2	2,093.4
Capitalized software costs	541.9	518.2
Instruments	3,808.0	3,683.5
Construction in progress	198.6	144.1
	6,717.3	6,458.4
Accumulated depreciation	(4,742.3)	(4,585.9)
Property, plant and equipment, net	$1,975.0	$1,872.5

We had $15.7 million and $17.0 million of property, plant and equipment included in accounts payable as of June 30, 2023 and December 31, 2022, respectively.

8. Acquisitions

On February 14, 2023, we completed the acquisition of all the outstanding shares of Embody, Inc. ("Embody"), a medical device company focused on soft tissue healing, that expands our portfolio for the sports medicine market. Initial consideration consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million and $19.5 million of cash for a total value of $154.5 million. The fair value of our common stock was determined to be $127.34 per share, which represented the average of our high and low stock prices on the acquisition date. To minimize dilution from issuing shares for the Embody acquisition, we repurchased 1.9 million shares of our common stock in the three-month period ended March 31, 2023. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common shares and cash, subject to achieving a future regulatory milestone after closing and commercial milestones based on sales growth over a three-year period. We assigned a fair value of $94.0 million for this contingent consideration as of the acquisition date. The estimated fair value of the contingent consideration liability was calculated based on the probability of achieving the specified regulatory milestone and by simulating numerous potential outcomes for the commercial milestones and discounting to present value the estimated payments.

On April 28, 2023, we completed the acquisition of all the outstanding shares of a privately held orthopedics medical device company that expands our portfolio in the orthopedics market ("April acquisition"). The initial consideration consisted of $15.0 million of cash and includes consideration of up to $8.0 million in cash, subject to achieving future regulatory milestones.

These acquisitions are collectively referred to in this report as the “2023 acquisitions”. Refer to Note 11 for information regarding the issuance of common stock and cash payments related to the contingent consideration liabilities that have occurred subsequent to the acquisition dates.

The goodwill related to the 2023 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2023 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. The goodwill related to the 2023 acquisitions is not expected to be deductible for tax purposes. The goodwill related to the Embody acquisition is included in the Americas operating segment and the Americas Orthopedics reporting unit. The goodwill related to the April acquisition is included in the Asia Pacific operating segment and reporting unit. The goodwill related to the 2023 acquisitions was the only significant activity related to our consolidated goodwill balance in the three and six-month periods ended June 30, 2023, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocations for the 2023 acquisitions are preliminary as of June 30, 2023. We need additional time to evaluate the tax attributes of the transactions, which may change the recognized assets and liabilities. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

Current assets	$4.9
Intangible assets subject to amortization:
Technology	97.3
Customer relationships	9.4
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	36.3
Goodwill	155.0
Other assets	4.9
Total assets acquired	307.9
Current liabilities	1.2
Deferred income taxes	35.2
Total liabilities assumed	36.4
Net assets acquired	$271.5

The amortization periods selected for technology and customer relationships were 15 years and 5 years, respectively. Upon receiving regulatory approval subsequent to the Embody acquisition date, the $36.3 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

In the three and six-month periods ended June 30, 2023, there were no material adjustments to the preliminary values of the 2023 acquisitions.

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the following two years of which $4.0 million was paid in the six-month period ended June 30, 2023.

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

In the six-month period ended June 30, 2023, we entered into agreements to acquire intellectual property through the buyout of certain licensing arrangements. These new agreements and the related payments replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $80.5 million related to these agreements which will be amortized through 2030. The fixed, contractual payments under these agreements have mostly been paid. We have recognized a current liability for the remaining portion of the fixed payments that will be made primarily in the third quarter of 2023.

9. Debt

Our debt consisted of the following (in millions):

	June 30,	December 31,
	2023	2022
Current portion of long-term debt
Short-Term Term Loan	$-	$83.0
2022 Five-Year Credit Agreement	520.0	375.0
3.700% Senior Notes due 2023	-	86.3
Total current portion of long-term debt	$520.0	$544.3
Long-term debt
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	545.5	533.6
1.164% Euro Notes due 2027	545.5	533.6
Debt discount and issuance costs	(27.1)	(30.1)
Adjustment related to interest rate swaps	(161.6)	(172.0)
Total long-term debt	$5,189.4	$5,152.2

At June 30, 2023, our total current and non-current debt of $5.7 billion consisted of $5.4 billion aggregate principal amount of our senior notes, which included €1.0 billion Euro-denominated senior notes (“Euro Notes”), and $520.0 million of outstanding borrowings under the 2022 Five-Year Revolving Facility (defined below), partially offset by debt discount and issuance costs of $27.1 million and fair value adjustments related to interest rate swaps totaling $161.6 million.

In the six-month period ended June 30, 2023, we redeemed the $83.0 million outstanding principal amount of our Short-Term Term Loan and the $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

On July 7, 2023, we entered into a new five-year revolving credit agreement (the “2023 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2023 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2023 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2023 Five-Year Revolving Facility”). The 2023 Five-Year Credit Agreement replaced the previous revolving credit agreement entered into on August 19, 2022 (the “2022 Five-Year Credit Agreement”), which contained a five-year unsecured revolving facility of $1.5 billion (the “2022 Five-Year Revolving Facility”). There was $520.0 million in aggregate outstanding borrowings under the 2022 Five-Year Credit Agreement at the time it was terminated, which borrowings were repaid through borrowings under the 2023 Five-Year Credit Agreement on July 7, 2023 in the same amount and on the same terms.

The 2023 Five-Year Credit Agreement will mature on July 7, 2028, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2023 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.

Borrowings under the 2023 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 Five-Year Credit Agreement as of June 30, 2023. As of June 30, 2023, there were outstanding borrowings of $520.0 million under the 2022 Five-Year Credit Agreement.

The 2023 364-Day Revolving Credit Agreement is an unsecured revolving credit facility in the principal amount of $1.0 billion (the “2023 364-Day Revolving Facility”). The 2023 364-Day Revolving Credit Agreement replaced a credit agreement entered into on August 19, 2022, which was also a 364- day unsecured revolving credit facility of $1.0 billion (the “2022 364-Day Revolving Facility”). There were no borrowings outstanding under the 2022 364-Day Revolving Facility when it was terminated.

The 2023 364-Day Revolving Facility will mature on July 5, 2024. Borrowings under the 2023 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2022 364-Day Revolving Credit Agreement as of June 30, 2023. As of June 30, 2023, there were no outstanding borrowings under the 2022 364-Day Revolving Credit Agreement.

The estimated fair value of our senior notes, which includes our Euro notes, as of June 30, 2023, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $4,913.2 million. The carrying value of the outstanding $520.0 million principal balance of the 2022 Five-Year Credit Agreement approximates its fair value as it bears interest at short-term market rates.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2022	$(169.3)	$69.6	$(79.6)	$(179.3)
AOCI before reclassifications	(14.1)	55.9	-	41.8
Reclassifications to statements of earnings	-	(38.3)	(2.0)	(40.3)
Balance at June 30, 2023	$(183.4)	$87.2	$(81.6)	$(177.8)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on
Component of AOCI	2023	2022	2023	2022	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$23.5	$11.4	$46.6	$16.5	Cost of products sold
Forward starting interest rate swaps	(0.2)	(0.2)	(0.4)	(0.4)	Interest expense, net
	23.3	11.2	46.2	16.1	Total before tax
	4.0	1.5	7.9	2.1	Provision for income taxes
	$19.3	$9.7	$38.3	$14.0	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$1.3	$(3.4)	$2.3	$(4.7)	Other (expense) income, net
	0.2	(0.8)	0.3	(1.2)	Provision for income taxes
	$1.1	$(2.6)	$2.0	$(3.5)	Net of tax
Total reclassifications	$20.4	$7.1	$40.3	$10.5	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(26.4)	0.1	$(26.5)	$(18.9)	(4.8)	$(14.1)
Unrealized cash flow hedge gains	56.7	9.6	47.1	67.8	11.9	55.9
Reclassification adjustments on cash flow hedges	(23.3)	(4.0)	(19.3)	(46.2)	(7.9)	(38.3)
Adjustments to prior service cost and unrecognized actuarial assumptions	(1.3)	(0.2)	(1.1)	(2.3)	(0.3)	(2.0)
Total Other Comprehensive Income (Loss)	$5.7	$5.5	$0.2	$0.4	$(1.1)	$1.5

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(42.6)	$49.5	$(92.1)	$(38.9)	$51.9	$(90.8)
Unrealized cash flow hedge gains	79.2	13.6	65.6	100.2	20.9	79.3
Reclassification adjustments on cash flow hedges	(11.2)	(1.5)	(9.7)	(16.1)	(2.1)	(14.0)
Adjustments to prior service cost and unrecognized actuarial assumptions	3.4	0.8	2.6	4.7	1.2	3.5
Total Other Comprehensive Income (Loss)	$28.8	$62.4	$(33.6)	$49.9	$71.9	$(22.0)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of June 30, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$90.2	$-	$90.2	$-
Cross-currency interest rate swaps	4.4	-	4.4	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.3	-	0.3	-
Total Assets	$94.9	$-	$94.9	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$1.3	$-	$1.3	$-
Cross-currency interest rate swaps	46.5	-	46.5	-
Interest rate swaps	161.6	-	161.6	-
Contingent consideration related to acquisitions	97.8	-	-	97.8
Total Liabilities	$307.2	$-	$209.4	$97.8

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$72.8	$-	$72.8	$-
Cross-currency interest rate swaps	6.8	-	6.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Forward Exchange Agreement	1.1	-	1.1	-
Investment in ZimVie	45.5	45.5	-	-
Total Assets	$128.0	$45.5	$82.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.5	$-	$5.5	$-
Cross-currency interest rate swaps	49.6	-	49.6	-
Interest rate swaps	172.0	-	172.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.3	-	3.3	-
Contingent consideration related to acquisitions	17.4	-	-	17.4
Total Liabilities	$247.8	$-	$230.4	$17.4

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

Contingent payments related to acquisitions consist of sales-based payments and regulatory milestones, and are valued using discounted cash flow techniques. The fair value of sales-based payments is based upon probability-weighted future revenue estimates and simulating the numerous potential outcomes, and increases as revenue estimates increase. The fair value of the regulatory milestones is based on the probability of success in obtaining the specified regulatory approval.

Contingent payments related to the Embody acquisition are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 8. During the three-month period ended June 30, 2023, we issued 0.1 million shares of our common stock valued at $15.5 million and paid $0.7 million of cash as the regulatory milestone related to the Embody acquisition was achieved. The fair value of common stock was determined to be $143.84 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.1 million shares of our common stock in June of 2023.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2022	$17.4
New contingent consideration related to the 2023 acquisitions	102.0
Change in estimates	7.2
Settlements	(28.8)
Ending balance June 30, 2023	$97.8

Changes in estimates for contingent payments related to acquisitions are recognized in the Acquisition, integration, divestiture and related line item on our condensed consolidated statements of earnings.
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

As of June 30, 2023 and December 31, 2022, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Long-term debt	$834.3	$823.9	$(161.6)	$(172.0)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at June 30, 2023 was $24.3 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At June 30, 2023, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the six-month period ended June 30, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at June 30, 2023, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from July 2023 through December 2025. As of June 30, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,504.9 million. As of June 30, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $455.5 million.

Derivatives Not Designated as Hedging Instruments

We enter into foreign currency forward exchange contracts with terms of one to three months to manage currency exposures for monetary assets and liabilities denominated in a currency other than an entity’s functional currency. As a result, any foreign currency remeasurement gains/losses recognized in earnings are generally offset with gains/losses on the foreign currency forward exchange contracts in the same reporting period. The net amount of these offsetting gains/losses is recorded in other (expense) income, net. Any outstanding contracts are recorded on the balance sheet at fair value as of the end of the reporting period. The notional amounts of these contracts are typically in a range of $1.25 billion to $1.75 billion per quarter.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Six Months Ended			Three Months Ended		Six Months Ended
	June 30,		June 30,		Location on	June 30,		June 30,
Derivative Instrument	2023	2022	2023	2022	Statements of Earnings	2023	2022	2023	2022
Foreign exchange forward contracts	$56.7	$79.2	$67.8	$100.2	Cost of products sold	$23.5	$11.4	$46.6	$16.5
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.2)	(0.2)	(0.4)	(0.4)
	$56.7	$79.2	$67.8	$100.2		$23.3	$11.2	$46.2	$16.1

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at June 30, 2023, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $101.8 million, or $87.2 million after taxes, which is deferred in AOCI. A gain of $79.4 million, or $65.3 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$525.5	$(51.6)	$511.0	$(38.8)	$1,026.3	$(99.8)	$1,011.0	$(79.9)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(9.3)	-	1.2	-	(17.5)	-	4.0
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	23.5	-	11.4	-	46.6	-	16.5	-
Forward starting interest rate swaps	-	(0.2)	-	(0.2)	-	(0.4)	-	(0.4)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	8.2	-	5.3	-	17.2	-	11.8

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Six Months Ended
	Location on	June 30,		June 30,
Derivative Instrument	Statements of Earnings	2023	2022	2023	2022
Foreign exchange forward contracts	Other (expense) income, net	$3.8	$(6.7)	$0.2	$(15.2)

These gains / (losses) do not reflect offsetting losses of $14.2 million in the three-month period ended June 30, 2023, offsetting gains of $0.8 million in the three-month period ended June 30, 2022, offsetting losses of $13.8 million in the six-month period ended June 30, 2023, and offsetting gains of $8.5 million in the six-month period ended June 30, 2022, recognized in other (expense) income, net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of June 30, 2023 and December 31, 2022, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of June 30, 2023		As of December 31, 2022
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$78.8	Other current assets	$73.2
Cross-currency interest rate swaps	Other current assets	-	Other current assets	6.8
Foreign exchange forward contracts	Other assets	25.8	Other assets	16.6
Cross-currency interest rate swaps	Other assets	4.4	Other assets	-
Total asset derivatives		$109.0		$96.6

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$0.3	Other current assets	$3.1
Forward Exchange Agreement	Other current assets	-	Other current assets	1.1
Total asset derivatives not designated as hedges		$0.3		$4.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$8.8	Other current liabilities	$8.0
Cross-currency interest rate swaps	Other current liabilities	-	Other current liabilities	3.3
Foreign exchange forward contracts	Other long-term liabilities	6.9	Other long-term liabilities	14.5
Cross-currency interest rate swaps	Other long-term liabilities	46.5	Other long-term liabilities	46.3
Interest rate swaps	Other long-term liabilities	161.6	Other long-term liabilities	172.0
Total liability derivatives		$223.8		$244.1

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$-	Other current liabilities	$4.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of June 30, 2023			As of December 31, 2022
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$78.8	$8.8	$70.0	$73.2	$7.1	$66.1
Cash flow hedges	Other assets	25.8	5.6	20.2	16.6	9.9	6.7
Derivatives Not Designated as Hedges	Other current assets	0.3	-	0.3	3.1	1.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	8.8	8.8	-	8.0	7.1	0.9
Cash flow hedges	Other long-term liabilities	6.9	5.6	1.3	14.5	9.9	4.6
Derivatives Not Designated as Hedges	Other current liabilities	-	-	-	4.6	1.3	3.3

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain (Loss)
	Recognized in AOCI
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Instrument	2023	2022	2023	2022
Euro Notes	$(4.6)	$100.8	$(23.8)	$137.7
Cross-currency interest rate swaps	8.2	39.4	3.7	51.7
	$3.6	$140.2	$(20.1)	$189.4

13. Income Taxes

We operate on a global basis and are subject to numerous and complex tax laws and regulations. Additionally, tax laws continue to undergo rapid changes in both application and interpretation by various countries, including state aid interpretations and initiatives led by the Organisation for Economic Cooperation and Development ("OECD"). Our income tax filings are subject to examinations by taxing authorities throughout the world. Income tax audits may require an extended period of time to reach resolution and may result in significant income tax adjustments when interpretation of tax laws or allocation of company profits is disputed. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, expiration of statutes of limitations, settlements of tax assessments and other events. Management’s best estimate of such change is within the range of a $400 million decrease to a $20 million increase.

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

In the three and six-month periods ended June 30, 2023, our effective tax rate (“ETR”) was 24.2 percent and 21.5 percent, respectively, compared to 22.8 percent and 24.5 percent in the three and six-month periods ended June 30, 2022, respectively. The 24.2 percent and 21.5 percent ETR in the three and six-month periods ended June 30, 2023, respectively, was primarily driven by reorganizing the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. The 22.8 percent and 24.5 percent ETR in the three and six-month periods ended June 30, 2022, respectively, was primarily driven by the loss on our investment in ZimVie which is not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; the expiration of certain statutes of limitations; and implementation of the OECD Pillar Two rules. Currently, we cannot reasonably estimate the impact of these items on our financial results.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic net earnings per share	208.6	209.6	209.0	209.4
Effect of dilutive stock options and other equity awards	1.3	0.7	1.1	0.8
Weighted average shares outstanding for diluted net earnings per share	209.9	210.3	210.1	210.2

During the three and six-month periods ended June 30, 2023, an average of 1.9 million and 2.0 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and six-month periods ended June 30, 2022, an average of 3.8 million and 3.3 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Our CODM evaluates performance based upon segment operating profit exclusive of operating expenses and income pertaining to intangible asset amortization, certain inventory and manufacturing-related charges, goodwill and intangible asset impairment, restructuring and other cost reduction initiatives, quality remediation, acquisition, integration, divestiture and related, litigation, certain European Union Medical Device Regulation (“EU MDR”) expenses, certain research and development ("R&D") agreements, other charges and corporate functions (collectively referred to as “Corporate items”). Corporate functions include finance, corporate legal, information technology, human resources and other corporate departments as well as stock-based compensation and certain operations, distribution, quality assurance and regulatory assurance expenses. Intercompany transactions have been eliminated from segment operating profit.

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

In the three-month period ended June 30, 2023, the segment operating profit measures our CODM reviews were revised. Certain support function costs from our operating segments are now included in Corporate items. We have reclassified these support function expenses in the prior periods to conform to the current period presentation.

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Americas	$1,156.2	$1,092.7	$484.3	$477.1
EMEA	402.9	379.9	128.5	104.3
Asia Pacific	310.5	309.2	112.8	110.0
Total	$1,869.6	$1,781.8
Corporate items			(257.8)	(274.5)
Intangible asset amortization			(138.2)	(133.0)
Intangible asset impairment			-	(3.0)
Operating profit			$329.6	$280.9

	Net Sales		Operating Profit
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Americas	$2,297.5	$2,097.0	$963.3	$881.5
EMEA	828.5	759.8	274.9	215.2
Asia Pacific	574.6	588.2	200.6	206.6
Total	$3,700.6	$3,445.0
Corporate items			(510.3)	(557.2)
Intangible asset amortization			(271.6)	(263.8)
Intangible asset impairment			-	(3.0)
Operating profit			$656.9	$479.3

16. Commitments and Contingencies

From time to time, we are involved in various legal proceedings, including product liability, intellectual property, stockholder matters, tax disputes, commercial disputes, employment matters, whistleblower and qui tam claims and investigations, governmental proceedings and investigations, and other legal matters that arise in the normal course of our business, including those described below. On a quarterly and annual basis, we review relevant information with respect to loss contingencies and update our accruals, disclosures and estimates of reasonably possible losses or ranges of loss based on such reviews. We establish liabilities for loss contingencies on an undiscounted basis when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. For matters where a loss is believed to be reasonably possible, but not probable, or if no reasonable estimate of known or probable loss is available, no accrual has been made. We recognize litigation-related charges and gains in Selling, general and administrative expense on our condensed consolidated statement of earnings. The ultimate cost of litigation could be materially different than the amount of the current estimates and accruals and could have a material adverse impact on our financial condition and results of operations.

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

During the three and six-month periods ended June 30, 2023, we recognized a net litigation-related gain of $2.2 million and net litigation-related charges of $1.1 million, respectively. During the three and six-month periods ended June 30, 2022, we recognized $2.5 million and $35.7 million, respectively, of net litigation-related charges. At June 30, 2023 and December 31, 2022, accrued litigation liabilities were $264.4 million and $349.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.

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

The majority of the cases are consolidated in an MDL that was created on October 3, 2018 in the U.S. District Court for the Southern District of New York (In Re: Zimmer M/L Taper Hip Prosthesis or M/L Taper Hip Prosthesis with Kinectiv Technology and Versys Femoral Head Products Liability Litigation). Most of the cases in the MDL have been resolved. Other related cases are pending in various state and federal courts and in courts in Canada, and additional claims may be asserted in the future. Although we are vigorously defending these lawsuits, their ultimate resolution is uncertain. We accrued a litigation-related charge in this matter based on an estimate of the reasonably possible loss, as discussed above.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the Food and Drug Administration ("FDA") related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of June 30, 2023, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $25 million to approximately $435 million.

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

Executive Level Overview

Results for the Three and Six-Month Periods ended June 30, 2023

We continue to recover from the effects of the COVID-19 global pandemic. In the three and six-month periods ended June 30, 2023, we experienced fewer disruptions to elective surgical procedures from the pandemic as compared to the three and six-month periods ended June 30, 2022 when the Omicron variant and staffing shortages caused widespread deferrals of procedures. As a result, our net sales increased by 4.9 percent and 7.4 percent in the three and six-month periods ended June 30, 2023, respectively, when compared to the same prior year periods. Our net sales in the three and six-month periods ended June 30, 2023 were tempered by a negative 1.1 percent and negative 2.1 percent impact, respectively, from changes in foreign currency exchange rates on year-over-year sales. Our year-over-year net sales growth in the first half of 2023 was higher in the first quarter than in the second quarter, as the disruptions to elective surgical procedures were more pronounced in the first quarter of 2022 than in the second quarter of 2022. Our net earnings were $209.6 million and $442.1 million in the three and six-month periods ended June 30, 2023, respectively, compared to $153.7 million and $167.9 million in the same prior year periods, respectively. The increase in net earnings in the three and six-month periods ended June 30, 2023 when compared to the same prior year periods was driven by the increase in net sales combined with lower litigation-related and restructuring-related charges and losses on our investment in ZimVie in the current year periods. These benefits were partially offset by increased investment in research and development ("R&D") and commercial initiatives to drive future growth.

2023 Outlook

We expect revenue growth in 2023 to be driven by a combination of market growth, procedure volume recovery from COVID-19 and new product introductions. Based on recent foreign currency exchange rates we expect foreign currency to negatively affect net sales growth in 2023, but at a lower level than experienced in 2022. We expect that supply chain and inflation pressures will continue in 2023, but with supply chain pressure easing in the second half of the year and with inflation stable to the level experienced at the end of 2022. We estimate our operating expenses in 2023 will be impacted by the expected non-reoccurrence of goodwill impairment charges and lower quality remediation expenses due to the completion of our remediation milestones. We expect our interest expense, net, will increase primarily due to higher interest rates. We also expect our non-operating other (expense) income, net, will be more favorable in 2023 since the 2022 expense was primarily driven by an investment loss in the shares of ZimVie that we held following the spinoff, which we disposed of in February 2023.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2023	2022	% Inc
United States	$1,068.9	$1,017.6	5.0%
International	800.7	764.2	4.8
Total	$1,869.6	$1,781.8	4.9

	Six Months Ended
	June 30,
	2023	2022	% Inc
United States	$2,129.2	$1,958.8	8.7%
International	1,571.4	1,486.2	5.7
Total	$3,700.6	$3,445.0	7.4

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	June 30,
	2023	2022	% Inc / (Dec)
Knees	$771.4	$704.9	9.4%
Hips	504.3	487.2	3.5
S.E.T.	442.7	446.4	(0.8)
Other	151.2	143.3	5.5
Total	$1,869.6	$1,781.8	4.9

	Six Months Ended
	June 30,
	2023	2022	% Inc
Knees	$1,533.9	$1,367.7	12.1%
Hips	997.1	938.2	6.3
S.E.T.	876.1	863.2	1.5
Other	293.5	275.9	6.4
Total	$3,700.6	$3,445.0	7.4

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Inc	2023	2022	% Inc
Knees
United States	$437.7	$398.4	9.8%	$885.9	$777.9	13.9%
International	333.7	306.5	8.9	648.0	589.8	9.8
Total	$771.4	$704.9	9.4	$1,533.9	$1,367.7	12.1
Hips
United States	$254.3	$247.5	2.7%	$506.6	$472.1	7.3%
International	250.0	239.7	4.3	490.5	466.1	5.2
Total	$504.3	$487.2	3.5	$997.1	$938.2	6.3

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 7.0 percent and 10.7 percent on year-over-year sales during the three and six-month periods ended June 30, 2023, respectively. We saw recovery of elective surgical procedures across most of our major markets driving volume growth. In addition, new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had negative effects of 1.0 percent and 1.2 percent on year-over-year sales during the three and six-month periods ended June 30, 2023, respectively. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had some success in reducing the negative effects of pricing due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and six-month periods ended June 30, 2023, changes in foreign currency exchange rates had negative effects of 1.1 percent and 2.1 percent, respectively, on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 0.5 percent on full-year 2023 sales.

Geography

The 5.0 percent and 8.7 percent net sales growth in the U.S. in the three and six-month periods ended June 30, 2023, respectively, were driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions, especially in the Knees and Hips categories. Internationally, net sales increased by 4.8 percent and 5.7 percent during the three and six-month periods ended June 30, 2023, respectively, when compared to the same prior year periods. These increases were similarly driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions across most of our major markets. However, our International sales were negatively affected by 2.4 percent and 4.8 percent in the three and six-month periods ended June 30, 2023, respectively, due to changes in foreign currency exchange rates.

Product Categories

Knees net sales grew 9.4 percent and 12.1 percent, respectively, in the three and six-month periods ended June 30, 2023, respectively, when compared to the same prior year periods. Hips net sales grew 3.5 percent and 6.3 percent, respectively, in the three and six-month periods ended June 30, 2023, respectively, when compared to the same prior year periods. The net sales increases in Knees and Hips were due to the recovery in elective surgical procedures and new product introductions. Knees net sales were negatively affected by 1.1 percent and 2.1 percent in the three and six-month periods ended June 30, 2023, respectively, due to changes in foreign currency exchange rates. Hips net sales were negatively affected by 1.4 percent and 2.5 percent in the three and six-month periods ended June 30, 2023, respectively, due to changes in foreign currency exchange rates. The negative 0.8 percent and positive 1.5 percent change in S.E.T. net sales for the three and six-month periods ended June 30, 2023, respectively, was the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products, offset by lower volumes in other S.E.T. products, unfavorable changes in reimbursement for certain restorative therapy products and the negative effects from changes in foreign currency exchange rates.

Expenses as a Percentage of Net Sales

	Three Months Ended			Six Months Ended
	June 30,		% Inc /	June 30,		% Inc /
	2023	2022	(Dec)	2023	2022	(Dec)
Cost of products sold, excluding intangible asset amortization	28.1%	28.7%	(0.6)%	27.7%	29.3%	(1.6)%
Intangible asset amortization	7.4	7.5	(0.1)	7.3	7.7	(0.4)
Research and development	6.3	5.6	0.7	6.2	5.7	0.5
Selling, general and administrative	38.8	39.0	(0.2)	39.0	40.0	(1.0)
Intangible asset impairment	-	0.2	(0.2)	-	0.1	(0.1)
Restructuring and other cost reduction initiatives	1.3	3.2	(1.9)	1.8	2.9	(1.1)
Quality remediation	-	0.4	(0.4)	-	0.4	(0.4)
Acquisition, integration, divestiture and related	0.4	(0.3)	0.7	0.2	(0.1)	0.3
Operating profit	17.6	15.8	1.8	17.8	13.9	3.9

Cost of products sold as a percentage of net sales decreased in the three-month period ended June 30, 2023 when compared to the same prior year period, primarily due to higher hedge gains recognized in the current year period as part of our hedging program, operating leverage from volume increases and lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into to acquire intellectual property through the buyout of certain licensing arrangements. These favorable items were partially offset by inflationary cost pressures and lower average selling prices.

The decline in cost of products sold as a percentage of net sales in the six-month period ended June 30, 2023 compared to the same prior year period was primarily due to higher hedge gains recognized in the current year period as part of our hedging program, lower excess and obsolete inventory charges, a mix shift to higher margin products and markets, operating leverage from volume increases and lower royalty expense. These favorable items were partially offset by inflationary cost pressures and lower average selling prices.

Intangible asset amortization expense increased in the three and six-month periods ended June 30, 2023, but decreased as a percentage of net sales when compared to the same prior year periods. The increases in intangible asset amortization expense were due to the 2023 acquisitions and additional amortization from the buyout of certain licensing agreements. Intangible asset amortization expense as a percentage of net sales declined since it is a cost that does not increase when net sales increase.

R&D expenses increased in amount and as a percentage of net sales in the three and six-month periods ended June 30, 2023 when compared to the same prior year periods. The increases were driven by higher personnel-related costs, higher spending on our initial compliance with the European Union Medical Device Regulation and other R&D investments.

Selling, general and administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in the three and six-month periods ended June 30, 2023 when compared to the same prior year periods. The increases in expenses were due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, personnel-related costs were higher due to annual merit increases, and travel and entertainment costs were higher as we have increased these activities from lower pandemic levels. These higher costs were partially offset by lower litigation-related amounts of a $2.2 million gain and $1.1 million expense in the three and six-month periods ended June 30, 2023, respectively, compared to $2.5 million and $35.7 million of expenses in the three and six-month periods ended June 30, 2022, respectively, and lower bad debt charges in the 2023 periods as we recognized higher bad debt charges in the 2022 periods that were partially related to the Russia/Ukraine conflict.

In December of 2021 and 2019, we initiated restructuring programs. The 2021 Restructuring Plan is intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2019 Restructuring Plan has an objective of reducing structural costs to allow us to invest in higher priority growth opportunities. We recognized expenses of $24.4 million and $57.0 million in the three-month periods ended June 30, 2023 and 2022, respectively, and $66.3 million and $100.9 million in the six-month periods ended June 30, 2023 and 2022, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting fees and project management expenses associated with these programs. The expenses were lower in the 2023 periods due to charges in the 2022 periods related to the December 2021 restructuring program that had just been initiated. For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In the three and six-month periods ended June 30, 2023, we did not recognize any significant quality remediation expenses as we completed our remediation milestones in late 2022 that addressed inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related increased in the three and six-month periods ended June 30, 2023 when compared to the same prior year periods due to increases in the fair value of contingent consideration.

Other (Expense) Income, Net, Interest Expense, Net, and Income Taxes

In the three-month period ended June 30, 2023 we recognized a loss of $1.2 million in our other (expense) income, net financial statement line item compared to a loss of $42.6 million in the same prior year period. The year-over-year change was primarily due to a loss of $33.3 million recognized in the prior year related to our investment in ZimVie while in the current year we disposed of our shares in February 2023 so there was no impact from this investment in the three-month period ended June 30, 2023. In the six-month period ended June 30, 2023 we recognized a gain of $6.5 million in our other (expense) income, net financial statement line item compared to a loss of $98.7 million in the same prior year period. In the six-month period ended June 30, 2023, we recognized a gain of $2.5 million on our investment in ZimVie prior to our disposition of those shares compared to a loss of $84.3 million in the same prior year period.

Interest expense, net, increased in the three and six-month periods ended June 30, 2023 when compared to the same prior year periods. The increases were primarily from higher debt borrowings in the current year periods to fund share repurchases and make other investments. In addition, in the current year periods we incurred losses on our fixed-to-variable interest rate swaps compared to gains in the prior year periods.

In the three and six-month periods ended June 30, 2023, our effective tax rate (“ETR”) was 24.2 percent and 21.5 percent, respectively, compared to 22.8 percent and 24.5 percent in the three and six-month periods ended June 30, 2022, respectively. The 24.2 percent and 21.5 percent ETR in the three and six-month periods ended June 30, 2023, respectively, was primarily driven by reorganizing the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. The 22.8 percent and 24.5 percent ETR in the three and six-month periods ended June 30, 2022, respectively, was primarily driven by the loss on our investment in ZimVie which is not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; the expiration of certain statutes of limitations; and implementation of the OECD Pillar Two rules. Currently, we cannot reasonably estimate the impact of these items on our financial results.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Americas	$1,156.2	$1,092.7	$484.3	$477.1	41.9%	43.7%
EMEA	402.9	379.9	128.5	104.3	31.9	27.5
Asia Pacific	310.5	309.2	112.8	110.0	36.3	35.6

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Americas	$2,297.5	$2,097.0	$963.3	$881.5	41.9%	42.0%
EMEA	828.5	759.8	274.9	215.2	33.2	28.3
Asia Pacific	574.6	588.2	200.6	206.6	34.9	35.1

Americas

In the Americas, operating profit increased, but operating profit as a percentage of net sales decreased, in both the three and six-month periods ended June 30, 2023 when compared to the same prior year periods. The increase in operating profit in both current year periods was primarily due to higher net sales driven by continued recovery of elective surgical procedures. However, operating profit as a percentage of net sales decreased in both current year periods due to higher carrying expenses from inventory at consigned locations, continued investments in R&D, including personnel-related costs, and higher travel and entertainment costs as we have increased these activities from lower pandemic levels. The decline in operating profit as a percentage of net sales was more pronounced in the three-month period compared to the six-month period primarily due to higher carrying expenses from inventory at consigned locations in the second quarter of 2023 compared to the first quarter of 2023.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in both the three and six-month periods ended June 30, 2023 when compared to the same prior year periods. The increases were due to higher net sales driven by continued recovery of elective surgical procedures and improved pricing, lower bad debt charges and operating profit leverage from certain costs that do not increase as net sales increase.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three-month period ended June 30, 2023 when compared to the same prior year period, but decreased in the six-month period ended June 30, 2023 when compared to the same prior year period. In Asia Pacific, changes in foreign currency exchange rates have had a larger impact on our results than in our other operating segments. The increases in operating profit and operating profit as a percentage of net sales in the three-month period ended June 30, 2023 was primarily due to net sales growth from the continued recovery of elective surgical procedures, higher hedge gains recognized in the current year from our hedging program and operating leverage from certain costs that do not increase as net sales increase. The decrease in operating profit and operating profit as a percentage of net sales in the six-month period ended June 30, 2023 was primarily driven by lower net sales due to changes in foreign currency exchange rates and by the China government implementing a nationwide volume-based procurement process, as well as higher travel and entertainment expenses as we have increased these activities from lower pandemic levels.

Liquidity and Capital Resources

As of June 30, 2023, we had $319.8 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2022 364-Day Credit Agreement, and $1.0 billion available under our 2022 Five-Year Revolving Facility. In July 2023, we entered into the 2023 364-Day Credit Agreement and 2023 Five-Year Revolving Facility with the same borrowing capacities of the previous credit facilities. The terms of the 2023 364-Day Credit Agreement and the 2023 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $655.6 million in the six-month period ended June 30, 2023, compared to $661.2 million in the same prior year period. The slight decrease in the 2023 period was driven by higher investments in inventory when compared to the 2022 period as well as higher litigation, income tax and bonus payments in the 2023 period. These unfavorable items were partially offset by higher earnings and lower restructuring-related payments.

Cash flows used in investing activities from continuing operations were $392.5 million in the six-month period ended June 30, 2023, compared to $324.3 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, investments in enterprise resource planning software and a new corporate jet. In addition, in the six-month period ended June 30, 2023 we paid $73.3 million to acquire intellectual property through the buyout of certain licensing arrangements and $32.9 million related to the 2023 acquisitions.

Cash flows used in financing activities from continuing operations were $316.1 million in the six-month period ended June 30, 2023, compared to $268.4 million in the same prior year period. We borrowed a net $145.0 million on our 2022 Five-Year Revolving Facility and used those proceeds, along with cash on hand, to repurchase $281.9 million of our common stock. We also repaid $120.2 million of other debt obligations that were due in the first quarter of 2023. In the 2022 period, at the ZimVie spinoff date, we received

$540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with borrowings on our 2021 Five-Year Revolving Facility and cash on hand, to redeem the full $750.0 million of senior notes that were due April 1, 2022.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of June 30, 2023, $282.4 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $26.4 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The balance of these assets is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”), as we would not be subject to further U.S. federal tax. In addition to the previously taxed earnings, we have intercompany notes available to repatriate.

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

Material Cash Requirements from Known Contractual and Other Obligations

At June 30, 2023, we had outstanding debt of $5,709.4 million, of which $520.0 million was classified as current debt. The $520.0 million of current debt is outstanding under our five-year revolving facility, and we expect to repay such debt over the next twelve months. We believe we can satisfy these debt obligations with cash generated from our operations.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In March and May 2023, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. As of June 30, 2023, $591.7 million remained authorized under this program.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $185 million, of which approximately $156 million was incurred through June 30, 2023. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $350 million, of which approximately $292 million was incurred through June 30, 2023. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized. Our latest estimates indicate that we will be near the low end of that range.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $264.4 million as of June 30, 2023. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $25 million to approximately $435 million.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended June 30, 2023 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
•
changes in tax obligations arising from examinations by tax authorities and from changes in tax laws in jurisdictions where we do business, including those expected to occur as a result of the “base erosion and profit shifting” project ("Pillar Two") undertaken by the Organisation for Economic Co-operation and Development and otherwise;
•
challenges to the tax-free nature of the ZimVie spinoff transaction and the subsequent liquidation of our retained interest in ZimVie;
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
•
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 14, 2023, we completed the acquisition of all of the outstanding shares of Embody, Inc. ("Embody"), a medical device company focused on soft tissue healing, that expanded our product portfolio for the sports medicine market. The initial consideration paid to the former Embody shareholders upon the closing of the acquisition consisted of the issuance of 1.1 million shares of our common stock valued at $135.0 million and $19.5 million of cash for a total value of $154.5 million. The Embody Shares were issued to those former Embody shareholders whom we reasonably believed to be accredited investors in a private transaction exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act. The Embody acquisition includes additional consideration of up to $120.0 million in fair value of our common stock and cash that is subject to achieving a regulatory milestone during a specified timeframe after the closing and achieving future commercial milestones based on sales growth over a three-year period.

Due to achievement of the regulatory milestone, on June 16, 2023, we issued 0.1 million shares of our common stock valued at $15.5 million to the former Embody shareholders whom we reasonably believed to be accredited investors in a private transaction exempt from registration under Section 4(a)(2) and Regulation D under the Securities Act. To minimize the dilution from the issuance of these shares, we repurchased the shares of our common stock in the three-month period ended June 30, 2023 as set forth below.

Issuer Purchases of Equity Securities

The following table summarizes repurchases of common stock settled during the three-month period ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a Part of Publicly Announced Program(1)	Maximum Approximate Dollar Value of Shares that may yet be Purchased Under the Program(1)
April 2023	-	$-	-	$606,000,243
May 2023	-	-	-	606,000,243
June 2023	107,461	133.07	107,461	591,700,271
Total	107,461	$133.07	107,461	$591,700,271

(1) In February 2016, our Board of Directors authorized a $1.0 billion share repurchase program effective March 1, 2016, with no expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended June 30, 2023, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three-month period ended June 30, 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

10.1

Five-Year Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on July 10, 2023)

10.2

364-Day Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on July 10, 2023)

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

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: August 1, 2023	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: August 1, 2023	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)