Form 10-Q
period 2023-09-30
ZIMMER BIOMET HOLDINGS, INC.
filed 2023-11-07
CIK 1136869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

As of November 2, 2023, 208,980,711 shares of the registrant’s $.01 par value common stock were outstanding.

ZIMMER BIOMET HOLDINGS, INC.

INDEX TO FORM 10-Q

September 30, 2023

Part I – Financial Information

Item 1. Financial Statements

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except per share amounts, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Sales	$1,753.6	$1,669.8	$5,454.1	$5,114.8
Cost of products sold, excluding intangible asset amortization	518.6	488.2	1,545.0	1,499.2
Intangible asset amortization	145.0	131.5	416.6	395.3
Research and development	116.9	101.7	345.4	298.0
Selling, general and administrative	674.9	654.9	2,116.6	2,034.6
Intangible asset impairment	-	-	-	3.0
Restructuring and other cost reduction initiatives	24.3	28.3	90.6	129.2
Quality remediation	-	8.1	-	22.4
Acquisition, integration, divestiture and related	7.3	11.8	16.4	8.5
Operating expenses	1,487.0	1,424.5	4,530.6	4,390.2
Operating Profit	266.6	245.3	923.5	724.6
Other income (expense), net	3.8	(25.4)	10.3	(124.1)
Interest expense, net	(51.1)	(42.3)	(150.9)	(122.2)
Earnings from continuing operations before income taxes	219.2	177.6	782.8	478.3
Provision (benefit) for income taxes from continuing operations	56.4	(16.6)	177.4	56.9
Net Earnings from continuing operations	162.8	194.2	605.4	421.4
Less: Net earnings attributable to noncontrolling interest	0.2	0.2	0.6	0.7
Net Earnings from Continuing Operations of Zimmer Biomet Holdings, Inc.	162.7	194.0	604.8	420.7
Loss from discontinued operations, net of taxes	-	-	-	(58.8)
Net Earnings of Zimmer Biomet Holdings, Inc.	$162.7	$194.0	$604.8	$361.9

Earnings Per Common Share - Basic
Earnings from continuing operations	$0.78	$0.92	$2.89	$2.01
Loss from discontinued operations	-	-	-	(0.28)
Net Earnings Per Common Share - Basic	$0.78	$0.92	$2.89	$1.73
Earnings Per Common Share - Diluted
Earnings from continuing operations	$0.77	$0.92	$2.88	$2.00
Loss from discontinued operations	-	-	-	(0.28)
Net Earnings Per Common Share - Diluted	$0.77	$0.92	$2.88	$1.72
Weighted Average Common Shares Outstanding
Basic	208.9	209.8	209.0	209.5
Diluted	210.0	210.3	210.1	210.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions, unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Earnings of Zimmer Biomet Holdings, Inc.	$162.7	$194.0	$604.8	$361.9
Other Comprehensive Income (Loss):
Foreign currency cumulative translation adjustments, net of tax	(22.7)	(95.6)	(36.7)	(186.4)
Unrealized cash flow hedge gains, net of tax	33.8	53.9	89.7	133.2
Reclassification adjustments on hedges, net of tax	(19.1)	(14.4)	(57.4)	(28.4)
Adjustments to prior service cost and unrecognized actuarial assumptions, net of tax	(0.7)	3.7	(2.8)	7.2
Total Other Comprehensive Loss	(8.7)	(52.4)	(7.2)	(74.4)
Comprehensive Income Attributable to
Zimmer Biomet Holdings, Inc.	$154.0	$141.6	$597.6	$287.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts, unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$292.1	$375.7
Accounts receivable, less allowance for credit losses	1,340.7	1,381.5
Inventories	2,323.3	2,147.2
Prepaid expenses and other current assets	415.8	522.9
Total Current Assets	4,372.0	4,427.3
Property, plant and equipment, net	2,032.2	1,872.5
Goodwill	8,710.4	8,580.2
Intangible assets, net	4,891.7	5,063.8
Other assets	1,211.0	1,122.2
Total Assets	$21,217.3	$21,066.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$319.7	$354.1
Income taxes payable	97.1	38.5
Other current liabilities	1,299.8	1,421.3
Current portion of long-term debt	355.0	544.3
Total Current Liabilities	2,071.5	2,358.2
Deferred income taxes, net	465.4	474.8
Long-term income tax payable	403.1	421.2
Other long-term liabilities	631.9	632.6
Long-term debt	5,127.4	5,152.2
Total Liabilities	8,699.3	9,039.0
Commitments and Contingencies (Note 16)
Stockholders' Equity:
Zimmer Biomet Holdings, Inc. Stockholders' Equity:
Common stock, $0.01 par value, one billion shares authorized, 316.0 million shares as of September 30, 2023 (313.8 million as of December 31, 2022) issued	3.2	3.1
Paid-in capital	9,801.4	9,504.4
Retained earnings	10,014.9	9,559.3
Accumulated other comprehensive loss	(186.5)	(179.3)
Treasury stock, 107.0 million shares as of September 30, 2023 (104.8 million as of December 31, 2022)	(7,122.2)	(6,867.2)
Total Zimmer Biomet Holdings, Inc. stockholders' equity	12,510.8	12,020.3
Noncontrolling interest	7.2	6.7
Total Stockholders' Equity	12,518.0	12,027.0
Total Liabilities and Stockholders' Equity	$21,217.3	$21,066.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions, except per share amounts, unaudited)

	Zimmer Biomet Holdings, Inc. Stockholders
					Accumulated
					Other				Total
	Common Shares		Paid-in	Retained	Comprehensive	Treasury Shares		Noncontrolling	Stockholders'
	Number	Amount	Capital	Earnings	(Loss) Income	Number	Amount	Interest	Equity

Balance July 1, 2023	315.8	$3.2	$9,766.0	$9,902.3	$(177.8)	(107.0)	$(7,122.2)	$7.1	12,378.6
Net earnings	-	-	-	162.7	-	-	-	0.2	162.9
Other comprehensive loss	-	-	-	-	(8.7)	-	-	-	(8.7)
Cash dividends declared ($0.24 per share)	-	-	-	(50.1)	-	-	-	-	(50.1)
Stock compensation plans	0.2	-	35.4	-	-	-	-	-	35.4
Embody, Inc. acquisition consideration	-	-	-	-	-	-	-	-	-
Share repurchases	-	-	-	-	-	-	-	-	-
Balance September 30, 2023	316.0	3.2	9,801.4	10,014.9	(186.5)	(107.0)	(7,122.2)	7.2	12,518.0

Balance July 1, 2022	313.4	$3.1	$9,418.8	$9,606.5	$(192.5)	(103.8)	$(6,717.5)	$6.2	$12,124.6
Net earnings	-	-	-	194.0	-	-	-	0.2	194.2
Other comprehensive loss	-	-	-	-	(52.4)	-	-	-	(52.4)
Cash dividends declared ($0.24 per share)	-	-	-	(50.4)	-	-	-	-	(50.4)
Spinoff of ZimVie Inc.	-	-	-	(10.4)	-	-	-	-	(10.4)
Stock compensation plans	0.2	-	45.1	0.2	-	-	0.2	-	45.5
Balance September 30, 2022	313.6	$3.1	$9,463.9	$9,739.9	$(244.9)	(103.8)	$(6,717.3)	$6.4	$12,251.1

Balance January 1, 2023	313.8	$3.1	$9,504.4	$9,559.3	$(179.3)	(104.8)	$(6,867.2)	$6.7	$12,027.0
Net earnings	-	-	-	604.8	-	-	-	0.6	605.4
Other comprehensive loss	-	-	-	-	(7.2)	-	-	-	(7.2)
Cash dividends declared ($0.72 per share)	-	-	-	(150.6)	-	-	-	-	(150.6)
Stock compensation plans	1.0	-	148.9	1.4	-	-	1.0	-	151.3
Embody, Inc. acquisition consideration	1.2	0.1	150.4	-	-	-	-	-	150.5
Share repurchases	-	-	(2.3)	-	-	(2.2)	(256.0)	-	(258.3)
Balance September 30, 2023	316.0	$3.2	$9,801.4	$10,014.9	$(186.5)	(107.0)	$(7,122.2)	$7.2	12,518.0

Balance January 1, 2022	312.8	$3.1	$9,314.8	$10,292.2	$(231.6)	(103.8)	$(6,717.8)	$5.7	$12,666.4
Net earnings	-	-	-	361.9	-	-	-	0.7	362.6
Other comprehensive loss	-	-	-	-	(74.4)	-	-	-	(74.4)
Cash dividends declared ($0.72 per share)	-	-	-	(151.1)	-	-	-	-	(151.1)
Reclassifications of net investment hedges	-	-	-	-	25.9	-	-	-	25.9
Spinoff of ZimVie Inc.	-	-	-	(763.4)	35.2	-	-	-	(728.2)
Stock compensation plans	0.8	-	149.1	0.3	-	-	0.5	-	149.9
Balance September 30, 2022	313.6	$3.1	$9,463.9	$9,739.9	$(244.9)	(103.8)	$(6,717.3)	$6.4	$12,251.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZIMMER BIOMET HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions, unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used in) operating activities from continuing operations:
Net earnings from continuing operations	$605.4	$421.4
Adjustments to reconcile net earnings from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	710.5	697.9
Share-based compensation	74.5	78.2
Intangible asset impairment	-	3.0
(Gain) loss on investment in ZimVie Inc.	(2.5)	114.3
Changes in operating assets and liabilities, net of acquired assets and liabilities
Income taxes	23.4	(12.4)
Receivables	15.5	(114.5)
Inventories	(212.2)	(63.5)
Accounts payable and accrued liabilities	(219.5)	(1.6)
Other assets and liabilities	(2.0)	(10.8)
Net cash provided by operating activities from continuing operations	993.2	1,112.0
Cash flows provided by (used in) investing activities from continuing operations:
Additions to instruments	(232.8)	(192.2)
Additions to other property, plant and equipment	(228.3)	(124.5)
Net investment hedge settlements	27.2	71.2
Acquisition of intellectual property rights	(86.4)	-
Business combination investments, net of acquired cash	(32.9)	(99.8)
Other investing activities	(5.0)	(64.2)
Net cash used in investing activities from continuing operations	(558.1)	(409.5)
Cash flows provided by (used in) financing activities from continuing operations:
Net payments on revolving facilities	(20.0)	-
Redemption of senior notes	(86.3)	(750.0)
Proceeds from term loan	-	83.0
Payments on term loans	(33.9)	(242.9)
Dividends paid to stockholders	(150.7)	(150.8)
Proceeds from employee stock compensation plans	81.8	63.2
Distribution from ZimVie Inc.	-	540.6
Business combination contingent consideration payments	(10.3)	-
Deferred business combination payments	(4.0)	-
Repurchase of common stock	(281.9)	-
Other financing activities	(6.8)	(5.4)
Net cash used in financing activities from continuing operations	(512.1)	(462.3)
Cash flows provided by (used in) discontinued operations:
Net cash used in operating activities	-	(71.5)
Net cash used in investing activities	-	(7.2)
Net cash used in financing activities	-	(68.1)
Net cash used in discontinued operations	-	(146.8)
Effect of exchange rates on cash and cash equivalents	(6.5)	(26.5)
Change in cash and cash equivalents	(83.5)	66.9
Cash and cash equivalents, beginning of year (includes $100.4 at January 1, 2022 of discontinued operations cash)	375.7	478.5
Cash and cash equivalents, end of period	$292.1	$545.4

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

Risks and Uncertainties - Our results have been and may continue to be impacted by the COVID-19 global pandemic. The vast majority of our net sales are derived from products used in elective surgical procedures which may get deferred due to precautions in certain markets if there is a surge in infections. Although the effects of the COVID-19 pandemic on our operating results continue to subside, the pandemic could still have an unfavorable effect on our financial position, results of operations and cash flows.

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

We recognize any gains or losses from the TSA and the TMA in the Acquisition, integration, divestiture and related line item in our condensed consolidated statements of earnings. Amounts included in the condensed consolidated statements of earnings related to these agreements for the three and nine-month periods ended September 30, 2023 and 2022 were immaterial.

We initially retained approximately 5.1 million common shares of ZimVie in connection with the spinoff, representing approximately 19.7 percent of ZimVie's outstanding common shares on the separation date. Given our inability to exert significant influence over ZimVie, we recognized this investment at fair value in prepaid expenses and other current assets on our condensed consolidated balance sheet. Changes to the fair value of the investment were recognized in non-operating other (expense) income, net, in subsequent periods. We disposed of these shares in February 2023. In the nine-month period ended September 30, 2023, we recognized a gain of $2.5 million related to our investment in ZimVie. In the three and nine-month periods ended September 30, 2022, we recognized losses of $30.0 million and $114.3 million, respectively, related to our investment in ZimVie.

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

In February 2023, we repaid in full the Short-Term Term Loan by transferring our ZimVie common shares to the financial institution counterparty to settle the Forward Exchange Agreement and by paying $33.9 million in cash, representing an amount determined by the difference between the average daily volume-weighted average price of the ZimVie shares over the outstanding term of the Forward Exchange Agreement and the principal amount of $83.0 million. The transfer of our ZimVie common shares as part of the settlement resulted in a $49.1 million noncash financing activity for the nine-month period ended September 30, 2023.

The Forward Exchange Agreement was accounted for at fair value, with changes in fair value recognized in non-operating other (expense) income, net and was included in the net gain related to our investment in ZimVie for the nine month-period ended September 30, 2023, as discussed above. The most significant input into the valuation of the Forward Exchange Agreement was the market price of the ZimVie shares. The fair value of the Forward Exchange Agreement as of December 31, 2022 was $1.1 million and was included within prepaid expenses and other current assets on our condensed consolidated balance sheet.

As discussed in Note 1, Basis of Presentation, the results of our spine and dental businesses have been reflected as discontinued operations through the date of the spinoff in the prior year period. Details of loss from discontinued operations included in our condensed consolidated statements of earnings are as follows (in millions):

Nine Months Ended
September 30,
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

4. Revenue

Net sales by geography are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
United States	$1,031.4	$973.0	$3,160.6	$2,931.8
International	722.2	696.8	2,293.5	2,183.0
Total	$1,753.6	$1,669.8	$5,454.1	$5,114.8

Net sales by product category are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Knees	$706.3	$657.0	$2,240.1	$2,024.7
Hips	465.3	468.0	1,462.5	1,406.2
S.E.T.	423.2	409.4	1,299.3	1,272.6
Other	158.8	135.4	452.2	411.3
Total	$1,753.6	$1,669.8	$5,454.1	$5,114.8

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

5. Restructuring

In December 2021, our management approved a global restructuring program (the “2021 Restructuring Plan”) intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $185 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for sales agents; and other charges, such as consulting fees and project management expenses. The expenses incurred under our 2021 Restructuring Plan are reported in our “Restructuring and other cost reduction initiatives” financial statement line item. The following table summarizes the liabilities recognized related to the 2021 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Expenses incurred in the three months ended September 30, 2023	$1.0	$4.5	$3.5	$9.0

Balance, December 31, 2022	$10.5	$25.0	$3.1	$38.6
Expenses incurred in the nine months ended September 30, 2023	4.9	20.7	7.6	33.2
Cash payments	(9.5)	(23.4)	(6.3)	(39.2)
Foreign currency exchange rate changes	(0.1)	(0.1)	-	(0.2)
Balance, September 30, 2023	$5.8	$22.2	$4.4	$32.4

Expense incurred since the start of the 2021 Restructuring Plan	$58.0	$72.5	$34.5	$165.0

Expense estimated to be recognized for the 2021 Restructuring Plan	$70.0	$80.0	$35.0	$185.0

In December 2019, our Board of Directors approved, and we initiated, a global restructuring program (the “2019 Restructuring Plan”) with an objective of reducing structural costs to allow us to further invest in higher priority growth opportunities. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million. The pre-tax restructuring charges consist of employee termination benefits; contract terminations for facilities and sales agents; and other charges, such as consulting fees, project management expenses and relocation costs, including costs to close a manufacturing facility.

The following table summarizes the location on our condensed consolidated statement of earnings and type of cost for our 2019 Restructuring Plan (in millions):

	Three Months Ended September 30, 2023
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$3.0	$3.0
Restructuring and other cost reduction initiatives	3.2	-	1.9	5.1
	$3.2	$-	$4.9	$8.1

	Nine Months Ended September 30, 2023
	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Cost of products sold, excluding intangible asset amortization	$-	$-	$3.0	$3.0
Restructuring and other cost reduction initiatives	2.1	-	17.4	19.5
	$2.1	$-	$20.4	$22.5

The following table summarizes the liabilities recognized related to the 2019 Restructuring Plan (in millions):

	Employee
	Termination	Contract
	Benefits	Terminations	Other	Total
Balance, December 31, 2022	$28.9	$9.0	$6.4	$44.3
Expenses incurred in the nine months ended September 30, 2023	2.1	-	20.4	22.5
Cash payments	(2.9)	(2.5)	(22.8)	(28.2)
Foreign currency exchange rate changes	0.9	-	-	0.9
Balance, September 30, 2023	$29.0	$6.5	$4.0	$39.5

Expense incurred since the start of the 2019 Restructuring Plan	$110.4	$35.0	$155.0	$300.4

Expense estimated to be recognized for the 2019 Restructuring Plan	$155.0	$35.0	$180.0	$370.0

We do not include restructuring charges in the operating profit of our reportable segments. We report the expenses for other cost reduction and optimization initiatives in our “Restructuring and other cost reduction initiatives” financial statement line item because these activities also have the goal of reducing costs across the organization. However, since the cost reduction initiative expenses are not considered restructuring, they have been excluded from the amounts presented in this note.

6. Inventories

	September 30,	December 31,
	2023	2022
	(in millions)
Finished goods	$1,769.9	$1,655.0
Work in progress	251.9	230.9
Raw materials	301.5	261.3
Inventories	$2,323.3	$2,147.2

7. Property, Plant and Equipment

	September 30,	December 31,
	2023	2022
	(in millions)
Land	$17.5	$19.2
Buildings and equipment	2,158.8	2,093.4
Capitalized software costs	556.9	518.2
Instruments	3,670.6	3,683.5
Construction in progress	242.8	144.1
	6,646.6	6,458.4
Accumulated depreciation	(4,614.4)	(4,585.9)
Property, plant and equipment, net	$2,032.2	$1,872.5

We had $24.2 million and $17.0 million of property, plant and equipment included in accounts payable as of September 30, 2023 and December 31, 2022, respectively.

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

The goodwill related to the 2023 acquisitions represents the excess of the consideration transferred over the fair value of the net assets acquired. The goodwill related to the 2023 acquisitions is generated from the operational synergies and cross-selling opportunities we expect to achieve from the technologies acquired. The goodwill related to the 2023 acquisitions is not expected to be deductible for tax purposes. The goodwill related to the Embody acquisition is included in the Americas operating segment and the Americas Orthopedics reporting unit. The goodwill related to the April acquisition is included in the Asia Pacific operating segment and reporting unit. The goodwill related to the 2023 acquisitions was the only significant activity related to our consolidated goodwill balance in the three and nine-month periods ended September 30, 2023, other than changes related to foreign currency exchange rate translation adjustments.

The purchase price allocations for the 2023 acquisitions are preliminary as of September 30, 2023. We need additional time to evaluate the tax attributes of the transactions, which may change the recognized tax assets and liabilities. We are also evaluating certain contingent liabilities as of the respective acquisition dates. There may be differences between the preliminary estimates of fair value and the final acquisition accounting. The final estimates of fair value are expected to be completed as soon as possible, but no later than one year after the respective acquisition dates.

The following table summarizes the preliminary estimates of fair value of the assets acquired and liabilities assumed related to the 2023 acquisitions (in millions):

Current assets	$4.9
Intangible assets subject to amortization:
Technology	98.8
Customer relationships	9.4
Intangible assets not subject to amortization:
In-process research and development (IPR&D)	36.3
Goodwill	149.3
Other assets	4.5
Total assets acquired	303.3
Current liabilities	1.2
Deferred income taxes	30.6
Total liabilities assumed	31.8
Net assets acquired	$271.5

The amortization periods selected for technology and customer relationships were 15 years and 5 years, respectively. Upon receiving regulatory approval subsequent to the Embody acquisition date, the $36.3 million of IPR&D was reclassified to a definite-lived intangible asset and began amortizing over the applicable estimated useful life.

In the three and nine-month periods ended September 30, 2023, there were no material adjustments to the preliminary values of the 2023 acquisitions.

On April 18, 2022, we completed the acquisition of all the outstanding shares of a privately held sternal closure company. The acquisition was completed primarily to expand our product offerings in the CMFT market. The total aggregate cash consideration paid at closing was $100.0 million, with an additional $11.0 million of deferred payments to be made over the following two years of which $4.0 million was paid in the nine-month period ended September 30, 2023.

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

In the nine-month period ended September 30, 2023, we entered into agreements to acquire intellectual property through the buyout of certain licensing arrangements. These new agreements and the related payments replace the variable royalty payments that otherwise would have been due under the terms of previous licensing arrangements through 2030. These new agreements benefit us by expanding our ownership of intellectual property that we may use in the future. We recognized intangible assets of $80.5 million related to these agreements which will be amortized through 2030. The fixed, contractual payments under these agreements are reflected in investing cash flows in our condensed consolidated statements of cash flows.

9. Debt

Our debt consisted of the following (in millions):

	September 30,	December 31,
	2023	2022
Current portion of long-term debt
Short-Term Term Loan	$-	$83.0
Uncommitted Credit Facility	300.0	-
Five-Year Credit Agreement	55.0	375.0
3.700% Senior Notes due 2023	-	86.3
Total current portion of long-term debt	$355.0	$544.3
Long-term debt
1.450% Senior Notes due 2024	850.0	850.0
3.550% Senior Notes due 2025	863.0	863.0
3.050% Senior Notes due 2026	600.0	600.0
3.550% Senior Notes due 2030	257.5	257.5
2.600% Senior Notes due 2031	750.0	750.0
4.250% Senior Notes due 2035	253.4	253.4
5.750% Senior Notes due 2039	317.8	317.8
4.450% Senior Notes due 2045	395.4	395.4
2.425% Euro Notes due 2026	529.4	533.6
1.164% Euro Notes due 2027	529.4	533.6
Debt discount and issuance costs	(25.8)	(30.1)
Adjustment related to interest rate swaps	(192.7)	(172.0)
Total long-term debt	$5,127.4	$5,152.2

At September 30, 2023, our total current and non-current debt of $5.5 billion consisted of $5.3 billion aggregate principal amount of our senior notes, which included €1.0 billion Euro-denominated senior notes (“Euro Notes”), $55.0 million of outstanding borrowings under the 2023 Five-Year Revolving Facility (defined below), and $300.0 million of outstanding borrowings under the Uncommitted Credit Facility (defined below), partially offset by debt discount and issuance costs of $25.8 million and fair value adjustments related to interest rate swaps totaling $192.7 million.

In the nine-month period ended September 30, 2023, we redeemed the $83.0 million outstanding principal amount of our Short-Term Term Loan and the $86.3 million outstanding principal amount of our 3.700% Senior Notes due 2023.

On August 28, 2023, we entered into an uncommitted facility letter (the "Uncommitted Credit Facility"), which provides that from time to time, we may request, and the lender in its absolute and sole discretion may provide, short-term loans. Borrowings under the Uncommitted Credit Facility may be used only for general corporate and working capital purposes. The Uncommitted Credit Facility provides that the aggregate principal amount of outstanding borrowings at any time shall not exceed $300.0 million. Each borrowing under the Uncommitted Credit Facility will mature on the maturity date specified by the lender at the time of the advance, which will be no more than 90 days following the date of the advance. The Uncommitted Credit Facility and borrowings thereunder are unsecured. Borrowings under the Uncommitted Credit Facility bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period, the prime rate, or lender’s cost of funds, in each case, plus an applicable margin determined at the time of each borrowing. The Uncommitted Credit Facility includes customary affirmative and negative covenants and events of default for unsecured uncommitted financing arrangements. We were in compliance with all covenants under the Uncommitted Credit Facility as of September 30, 2023. As of September 30, 2023, there were outstanding borrowings of $300.0 million under the Uncommitted Credit Facility.

On July 7, 2023, we entered into a new five-year revolving credit agreement (the “2023 Five-Year Credit Agreement”) and a new 364-day revolving credit agreement (the “2023 364-Day Revolving Credit Agreement”), as described below. Borrowings under these credit agreements will be used for general corporate purposes.

The 2023 Five-Year Credit Agreement contains a five-year unsecured revolving facility of $1.5 billion (the “2023 Five-Year Revolving Facility”). The 2023 Five-Year Credit Agreement replaced the previous revolving credit agreement entered into on August 19, 2022 (the “2022 Five-Year Credit Agreement”), which contained a five-year unsecured revolving facility of $1.5 billion (the “2022 Five-Year Revolving Facility”). There was approximately $520.0 million in aggregate outstanding borrowings under the 2022 Five-Year Credit Agreement at the time it was terminated, which borrowings were repaid in full through borrowings under the 2023 Five-Year Credit Agreement on July 7, 2023 in the same amount and on the same interest rate and margin terms.

The 2023 Five-Year Credit Agreement will mature on July 7, 2028, with two one-year extensions exercisable at our discretion and subject to required lender consent. The 2023 Five-Year Credit Agreement also includes an uncommitted incremental feature allowing us to request an increase of the facility by an aggregate amount of up to $500.0 million.

Borrowings under the 2023 Five-Year Credit Agreement bear interest at floating rates, based upon either an adjusted term secured overnight financing rate (“Term SOFR”) for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 Five-Year Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 Five-Year Credit Agreement contains customary affirmative and negative covenants and events of default for unsecured financing arrangements, including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 Five-Year Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 for a period of time in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 Five-Year Credit Agreement as of September 30, 2023. As of September 30, 2023, there were outstanding borrowings of $55.0 million under the 2023 Five-Year Credit Agreement.

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

The 2023 364-Day Revolving Facility will mature on July 5, 2024. Borrowings under the 2023 364-Day Revolving Credit Agreement bear interest at floating rates based upon either an adjusted Term SOFR for the applicable interest period or an alternate base rate, in each case, plus an applicable margin determined by reference to our senior unsecured long-term debt credit rating. We pay a facility fee on the aggregate amount of the 2023 364-Day Revolving Facility at a rate determined by reference to our senior unsecured long-term debt credit rating. The 2023 364-Day Revolving Credit Agreement contains customary affirmative and negative covenants and events of default for an unsecured financing arrangement including, among other things, limitations on consolidations, mergers, and sales of assets. The 2023 364-Day Revolving Credit Agreement also requires us to maintain a consolidated indebtedness to consolidated EBITDA ratio of no greater than 4.5 to 1.0 as of the last day of any period of four consecutive fiscal quarters (with such ratio subject to increase to 5.0 to 1.0 in connection with a qualified material acquisition and certain other restrictions). We were in compliance with all covenants under the 2023 364-Day Revolving Credit Agreement as of September 30, 2023. As of September 30, 2023, there were no outstanding borrowings under the 2023 364-Day Revolving Credit Agreement.

Borrowings under our revolving credit facilities have been executed with underlying notes that have maturities of three months or less. At maturity of the underlying note, we elect to either repay the note, borrow the same amount, or some combination thereof. On our condensed consolidated statements of cash flows, we present the borrowings and repayments of these underlying notes as net cash inflows or outflows due to their short-term nature. The gross borrowings and repayments in the prior year condensed consolidated statement of cash flows have been reclassified to a net amount to conform to the current period presentation.

The estimated fair value of our senior notes, which includes our Euro notes, as of September 30, 2023, based on quoted prices for the specific securities from transactions in over-the-counter markets (Level 2), was $4,804.7 million. The carrying value of the outstanding $55.0 million and $300.0 million principal balances of the 2023 Five-Year Credit Agreement and Uncommitted Credit Facility, respectively, approximate their fair value as they bear interest at short-term market rates.

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

The following table shows the changes in the components of AOCI gains (losses), net of tax (in millions):

	Foreign	Cash	Defined
	Currency	Flow	Benefit	Total
	Translation	Hedges	Plan Items	AOCI
Balance at December 31, 2022	$(169.3)	$69.6	$(79.6)	$(179.3)
AOCI before reclassifications	(36.7)	89.7	-	53.0
Reclassifications to statements of earnings	-	(57.4)	(2.8)	(60.2)
Balance at September 30, 2023	$(206.0)	$101.9	$(82.4)	$(186.5)

The following table shows the reclassification adjustments from AOCI (in millions):

	Amount of Gain (Loss)
	Reclassified from AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on
Component of AOCI	2023	2022	2023	2022	Statements of Earnings
Cash flow hedges
Foreign exchange forward contracts	$23.3	$17.0	$69.9	$33.6	Cost of products sold
Forward starting interest rate swaps	(0.1)	(0.2)	(0.5)	(0.6)	Interest expense, net
	23.2	16.8	69.4	33.0	Total before tax
	4.1	2.4	12.0	4.6	Provision for income taxes
	$19.1	$14.4	$57.4	$28.4	Net of tax
Defined benefit plans
Prior service cost and unrecognized actuarial loss	$0.8	$(4.7)	$3.1	$(9.4)	Other income (expense), net
	0.1	(1.0)	0.3	(2.2)	Provision for income taxes
	$0.7	$(3.7)	$2.8	$(7.2)	Net of tax
Total reclassifications	$19.8	$10.7	$60.2	$21.2	Net of tax

The following table shows the tax effects on each component of AOCI recognized in our condensed consolidated statements of comprehensive income (in millions):

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(7.3)	15.4	$(22.7)	$(26.2)	10.5	$(36.7)
Unrealized cash flow hedge gains	40.5	6.7	33.8	108.3	18.6	89.7
Reclassification adjustments on cash flow hedges	(23.2)	(4.1)	(19.1)	(69.4)	(12.0)	(57.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	(0.8)	(0.1)	(0.7)	(3.1)	(0.3)	(2.8)
Total Other Comprehensive Income (Loss)	$9.2	$17.9	$(8.7)	$9.6	$16.8	$(7.2)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Before Tax	Tax	Net of Tax	Before Tax	Tax	Net of Tax
Foreign currency cumulative translation adjustments	$(71.0)	$24.6	$(95.6)	$(109.9)	$76.5	$(186.4)
Unrealized cash flow hedge gains	64.2	10.3	53.9	164.4	31.2	133.2
Reclassification adjustments on cash flow hedges	(16.8)	(2.4)	(14.4)	(33.0)	(4.6)	(28.4)
Adjustments to prior service cost and unrecognized actuarial assumptions	4.7	1.0	3.7	9.4	2.2	7.2
Total Other Comprehensive Income (Loss)	$(18.9)	$33.5	$(52.4)	$30.9	$105.3	$(74.4)

11. Fair Value Measurement of Assets and Liabilities

The following financial assets and liabilities are recorded at fair value on a recurring basis (in millions):

	As of September 30, 2023
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$101.9	$-	$101.9	$-
Cross-currency interest rate swaps	13.7	-	13.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.3	-	0.3	-
Total Assets	$115.9	$-	$115.9	$-

Liabilities
Derivatives designated as hedges, current and long-term
Cross-currency interest rate swaps	$23.3	$-	$23.3	$-
Interest rate swaps	192.7	-	192.7	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	0.1	-	0.1	-
Contingent consideration related to acquisitions	104.3	-	-	104.3
Total Liabilities	$320.4	$-	$216.1	$104.3

	As of December 31, 2022
		Fair Value Measurements at Reporting Date Using:
Description	Recorded Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$72.8	$-	$72.8	$-
Cross-currency interest rate swaps	6.8	-	6.8	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	1.8	-	1.8	-
Forward Exchange Agreement	1.1	-	1.1	-
Investment in ZimVie	45.5	45.5	-	-
Total Assets	$128.0	$45.5	$82.5	$-

Liabilities
Derivatives designated as hedges, current and long-term
Foreign currency forward contracts	$5.5	$-	$5.5	$-
Cross-currency interest rate swaps	49.6	-	49.6	-
Interest rate swaps	172.0	-	172.0	-
Derivatives not designated as hedges, current and long-term
Foreign currency forward contracts	3.3	-	3.3	-
Contingent consideration related to acquisitions	17.4	-	-	17.4
Total Liabilities	$247.8	$-	$230.4	$17.4

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

Contingent payments related to the Embody acquisition are to be settled by issuance of our common stock and cash payments. The Embody acquisition is discussed in Note 8. During the nine-month period ended September 30, 2023, we issued 0.1 million shares of our common stock valued at $15.5 million and paid $0.7 million of cash as the regulatory milestone related to the Embody acquisition was achieved. The fair value of common stock was determined to be $143.84 per share, which represented the average of our high and low stock prices on the settlement date. To minimize dilution from issuing shares for the milestone settlement, we repurchased 0.1 million shares of our common stock in June of 2023.

The following table provides a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis in the tables above that used significant unobservable inputs (Level 3) (in millions):

Level 3 - Liabilities
Contingent payments related to acquisitions
Beginning balance December 31, 2022	$17.4
New contingent consideration related to the 2023 acquisitions	102.0
Change in estimates	13.7
Settlements	(28.8)
Ending balance September 30, 2023	$104.3

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

As of September 30, 2023 and December 31, 2022, the following amounts were recorded on our condensed consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

	Carrying Amount of the Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
Balance Sheet Line Item	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Long-term debt	$803.3	$823.9	$(192.7)	$(172.0)

Derivatives Designated as Cash Flow Hedges

In 2014, we entered into forward starting interest rate swaps that were designated as cash flow hedges of our thirty-year tranche of senior notes due 2045 we expected to issue in 2015. The forward starting interest rate swaps mitigated the risk of changes in interest rates prior to the completion of the notes offering. The interest rate swaps were settled, and the remaining loss to be recognized at September 30, 2023 was $24.1 million, which will be recognized using the effective interest rate method over the remaining maturity period of the hedged notes.

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

At September 30, 2023, we had receive-fixed-rate, pay-fixed-rate cross-currency interest swaps with notional amounts outstanding of Euro 700 million, Japanese Yen 54.1 billion and Swiss Franc 125 million. These transactions further hedge our net investment in certain wholly-owned foreign subsidiaries that have a functional currency of Euro, Japanese Yen and Swiss Franc. All changes in the fair value of a derivative instrument designated as a net investment hedge are recorded as a component of AOCI in the condensed consolidated balance sheets. The portion of this change related to the excluded component will be amortized into earnings over the life of the derivative while the remainder will be recorded in AOCI until the hedged net investment is sold or substantially liquidated. We recognize the excluded component in interest expense, net on our condensed consolidated statements of earnings. The net cash received related to the receive-fixed-rate, pay-fixed-rate component of the cross-currency interest rate swaps is reflected in investing cash flows in our condensed consolidated statements of cash flows. In the nine-month period ended September 30, 2023, Euro 100 million and Swiss Franc 50 million of these cross-currency interest rate swaps matured at a gain of $6.0 million and loss of $3.0 million, respectively. The settlement of these gains and losses with the counterparties is reflected in investing cash flows in our condensed consolidated statements of cash flows and will remain in AOCI on our condensed consolidated balance sheet until the hedged net investment is sold or substantially liquidated.

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

For foreign currency exchange forward contracts and options outstanding at September 30, 2023, we had obligations to purchase U.S. Dollars and sell Euros, Japanese Yen, British Pounds, Canadian Dollars, Australian Dollars, Korean Won, Swedish Krona, Czech Koruna, Thai Baht, Taiwan Dollars, South African Rand, Russian Rubles, Indian Rupees, Polish Zloty, Danish Krone, and Norwegian Krone and obligations to purchase Swiss Francs and sell U.S. Dollars. These derivatives mature at dates ranging from October 2023 through March 2026. As of September 30, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase U.S. Dollars were $1,494.9 million. As of September 30, 2023, the notional amounts of outstanding forward contracts and options entered into with third parties to purchase Swiss Francs were $439.4 million.

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

Income Statement Presentation

Derivatives Designated as Cash Flow Hedges

Derivative instruments designated as cash flow hedges had the following effects, before taxes, on AOCI and net earnings on our consolidated statements of earnings, consolidated statements of comprehensive income and consolidated balance sheets (in millions):

	Amount of Gain (Loss)					Amount of Gain (Loss)
	Recognized in AOCI					Reclassified from AOCI
	Three Months Ended		Nine Months Ended			Three Months Ended		Nine Months Ended
	September 30,		September 30,		Location on	September 30,		September 30,
Derivative Instrument	2023	2022	2023	2022	Statements of Earnings	2023	2022	2023	2022
Foreign exchange forward contracts	$40.5	$64.2	$108.3	$164.4	Cost of products sold	$23.3	$17.0	$69.9	$33.6
Forward starting interest rate swaps	-	-	-	-	Interest expense, net	(0.1)	(0.2)	(0.5)	(0.6)
	$40.5	$64.2	$108.3	$164.4		$23.2	$16.8	$69.4	$33.0

The fair value of outstanding derivative instruments designated as cash flow hedges and recorded on our condensed consolidated balance sheet at September 30, 2023, together with settled derivatives where the hedged item has not yet affected earnings, was a net unrealized gain of $119.2 million, or $101.9 million after taxes, which is deferred in AOCI. A gain of $88.0 million, or $72.9 million after taxes, is expected to be reclassified to earnings in cost of products sold and a loss of $0.7 million, or $0.5 million after taxes, is expected to be reclassified to earnings in interest expense, net over the next twelve months.

The following table presents the effect of fair value, cash flow and net investment hedge accounting on our condensed consolidated statements of earnings (in millions):

	Location and Amount of Gain/(Loss) Recognized in Income on Fair Value, Cash Flow and Net Investment Hedging Relationships
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
	Cost of	Interest	Cost of	Interest	Cost of	Interest	Cost of	Interest
	Products	Expense,	Products	Expense,	Products	Expense,	Products	Expense,
	Sold	Net	Sold	Net	Sold	Net	Sold	Net
Total amounts of income and expense line items presented in the statements of earnings in which the effects of fair value, cash flow and net investment hedges are recorded	$518.6	$(51.1)	$488.2	$(42.3)	$1,545.0	$(150.9)	$1,499.2	$(122.2)
The effects of fair value, cash flow and net investment hedging:
Gain (loss) on fair value hedging relationships
Interest rate swaps	-	(10.5)	-	(2.0)	-	(28.1)	-	2.0
Gain (loss) on cash flow hedging relationships
Foreign exchange forward contracts	23.3	-	17.0	-	69.9	-	33.6	-
Forward starting interest rate swaps	-	(0.1)	-	(0.2)	-	(0.5)	-	(0.6)
Gain on net investment hedging relationships
Cross-currency interest rate swaps	-	8.2	-	3.4	-	25.4	-	15.3

Derivatives Not Designated as Hedging Instruments

The following gains / (losses) from these derivative instruments were recognized on our condensed consolidated statements of earnings (in millions):

		Three Months Ended		Nine Months Ended
	Location on	September 30,		September 30,
Derivative Instrument	Statements of Earnings	2023	2022	2023	2022
Foreign exchange forward contracts	Other income (expense), net	$7.8	$(10.0)	$8.0	$(25.2)
Forward Exchange Agreement	Other income (expense), net	-	3.0	-	3.0

These gains / (losses) do not reflect offsetting losses of $9.3 million in the three-month period ended September 30, 2023, offsetting gains of $5.4 million in the three-month period ended September 30, 2022, offsetting losses of $23.1 million in the nine-month period ended September 30, 2023, and offsetting gains of $13.9 million in the nine-month period ended September 30, 2022, recognized in other income (expense), net as a result of foreign currency remeasurement of monetary assets and liabilities denominated in a currency other than an entity’s functional currency.

Balance Sheet Presentation

As of September 30, 2023 and December 31, 2022, all derivatives designated as fair value hedges, cash flow hedges and net investment hedges are recorded at fair value on our condensed consolidated balance sheets. On our condensed consolidated balance sheets, we recognize individual forward contracts with the same counterparty on a net asset/liability basis if we have a master netting agreement with the counterparty. Under these master netting agreements, we are able to settle derivative instrument assets and liabilities with the same counterparty in a single transaction, instead of settling each derivative instrument separately. We have master netting agreements with substantially all of our counterparties. The fair value of derivative instruments on a gross basis is as follows (in millions):

	As of September 30, 2023		As of December 31, 2022
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Asset Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current assets	$82.1	Other current assets	$73.2
Cross-currency interest rate swaps	Other current assets	-	Other current assets	6.8
Foreign exchange forward contracts	Other assets	29.7	Other assets	16.6
Cross-currency interest rate swaps	Other assets	13.7	Other assets	-
Total asset derivatives		$125.5		$96.6

Asset Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current assets	$0.3	Other current assets	$3.1
Forward Exchange Agreement	Other current assets	-	Other current assets	1.1
Total asset derivatives not designated as hedges		$0.3		$4.2

Liability Derivatives Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$5.8	Other current liabilities	$8.0
Cross-currency interest rate swaps	Other current liabilities	5.0	Other current liabilities	3.3
Foreign exchange forward contracts	Other long-term liabilities	4.1	Other long-term liabilities	14.5
Cross-currency interest rate swaps	Other long-term liabilities	18.3	Other long-term liabilities	46.3
Interest rate swaps	Other long-term liabilities	192.7	Other long-term liabilities	172.0
Total liability derivatives		$225.9		$244.1

Liability Derivatives Not Designated as Hedges
Foreign exchange forward contracts	Other current liabilities	$0.1	Other current liabilities	$4.6

The table below presents the effects of our master netting agreements on our condensed consolidated balance sheets (in millions):

		As of September 30, 2023			As of December 31, 2022
Description	Location	Gross Amount	Offset	Net Amount in Balance Sheet	Gross Amount	Offset	Net Amount in Balance Sheet
Asset Derivatives
Cash flow hedges	Other current assets	$82.1	$5.8	$76.3	$73.2	$7.1	$66.1
Cash flow hedges	Other assets	29.7	4.1	25.6	16.6	9.9	6.7
Derivatives Not Designated as Hedges	Other current assets	0.3	-	0.3	3.1	1.3	1.8

Liability Derivatives
Cash flow hedges	Other current liabilities	5.8	5.8	-	8.0	7.1	0.9
Cash flow hedges	Other long-term liabilities	4.1	4.1	-	14.5	9.9	4.6
Derivatives Not Designated as Hedges	Other current liabilities	0.1	-	0.1	4.6	1.3	3.3

The following net investment hedge gains (losses) were recognized on our condensed consolidated statements of comprehensive income (in millions):

	Amount of Gain
	Recognized in AOCI
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Instrument	2023	2022	2023	2022
Euro Notes	$32.2	$98.7	$8.4	$236.4
Cross-currency interest rate swaps	32.5	24.3	36.2	76.0
	$64.7	$123.0	$44.6	$312.4

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

In the three and nine-month periods ended September 30, 2023, our effective tax rate (“ETR”) was 25.7 percent and 22.7 percent, respectively, compared to negative 9.3 percent and positive 11.9 percent in the three and nine-month periods ended September 30, 2022, respectively. The 25.7 percent and 22.7 percent ETR in the three and nine-month periods ended September 30, 2023, respectively, was primarily driven by discrete tax effects of the filing of certain tax returns and reorganizing the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. The negative 9.3 percent and positive 11.9 percent ETR in the three and nine-month periods ended September 30, 2022, respectively, was primarily driven by a favorable tax audit settlement and finalization of the Swiss Federal Act on Tax Reform and AHV Financing ("TRAF") step-up, which was partially offset by the loss on our investment in ZimVie which was not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results. The European Union member states enacted the OECD Pillar Two Directive that generally provides for a 15% minimum tax rate. The first European Directive effective date for certain aspects of Pillar Two is January 1, 2024 and the Undertaxed Profits Rule aspect of Pillar Two will be effective on January 1, 2025. The implementation of the OECD Pillar Two rules may increase our ETR in future periods.

14. Earnings Per Share

The following is a reconciliation of weighted average shares for the basic and diluted shares computations (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares outstanding for basic net earnings per share	208.9	209.8	209.0	209.5
Effect of dilutive stock options and other equity awards	1.1	0.5	1.1	0.7
Weighted average shares outstanding for diluted net earnings per share	210.0	210.3	210.1	210.2

During the three and nine-month periods ended September 30, 2023, an average of 2.2 million and 2.0 million options, respectively, to purchase shares of common stock were not included in the computation of diluted earnings per share because the effect would have been antidilutive. During the three and nine-month periods ended September 30, 2022, an average of 6.4 million and 4.4 million options, respectively, to purchase shares of common stock were not included for the same reason.

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

Net sales and operating profit by segment are as follows (in millions):

	Net Sales		Operating Profit
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas	$1,113.6	$1,045.1	$450.0	$432.3
EMEA	337.9	319.3	97.7	85.8
Asia Pacific	302.1	305.4	109.9	103.6
Total	$1,753.6	$1,669.8
Corporate items			(246.0)	(244.9)
Intangible asset amortization			(145.0)	(131.5)
Operating profit			$266.6	$245.3

	Net Sales		Operating Profit
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Americas	$3,411.0	$3,142.1	$1,413.3	$1,313.8
EMEA	1,166.4	1,079.1	372.6	301.0
Asia Pacific	876.7	893.6	310.5	310.2
Total	$5,454.1	$5,114.8
Corporate items			(756.3)	(802.1)
Intangible asset amortization			(416.6)	(395.3)
Intangible asset impairment			-	(3.0)
Operating profit			$923.5	$724.6

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

During the three and nine-month periods ended September 30, 2023, we recognized $2.7 million and $3.8 million, respectively, of net litigation-related charges. During the three and nine-month periods ended September 30, 2022, we recognized an insignificant amount and a loss of $34.7 million, respectively, of net litigation-related accrual adjustments. At September 30, 2023 and December

31, 2022, accrued litigation liabilities were $241.4 million and $349.2 million, respectively. These litigation-related charges and accrued liabilities reflect all of our litigation-related contingencies and not just the matters discussed below.

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

Regulatory Matters, Government Investigations and Other Matters

FDA warning letter: In August 2018, we received a warning letter from the Food and Drug Administration ("FDA") related to observed non-conformities with current good manufacturing practice requirements of the Quality System Regulation (21 CFR Part 820) (“QSR”) at our legacy Biomet manufacturing facility in Warsaw, Indiana (this facility is sometimes referred to in this report as the “Warsaw North Campus”). We have provided detailed responses to the FDA as to our corrective actions and will continue to work expeditiously to address the issues identified by the FDA during inspections in Warsaw. As of September 30, 2023, the Warsaw warning letter remained pending. Until the violations cited in the pending warning letter are corrected, we may be subject to additional regulatory action by the FDA, as described more fully below. Additionally, requests for Certificates to Foreign Governments may not be granted and premarket approval applications for Class III devices to which the QSR deviations are reasonably related will not be approved until the violations have been corrected. In addition to responding to the warning letter described above, we are in the process of addressing various FDA Form 483 inspectional observations at certain of our manufacturing facilities, including observations issued by the FDA following an inspection of the Warsaw North Campus in January 2020, which inspection the FDA has classified as Voluntary Action Indicated (“VAI”). The ultimate outcome of these matters is presently uncertain. Among other available regulatory actions, the FDA may impose operating restrictions, including a ceasing of operations, at one or more facilities, enjoining and restraining certain violations of applicable law pertaining to products, seizure of products and assessing civil or criminal penalties against our officers, employees or us. The FDA could also issue a corporate warning letter or a recidivist warning letter or negotiate the entry of a consent decree of permanent injunction with us. The FDA may also recommend prosecution by the U.S. Department of Justice. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively manufacturing, marketing and selling our products and could have a material adverse effect on our business, financial condition and results of operations.

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

Contractual obligations: We have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $9 million to approximately $485 million.

17. Subsequent Event

Subsequent to September 30, 2023, we closed an acquisition of a privately held company and signed an asset purchase agreement with another privately held company that is also expected to close in the fourth quarter of 2023. The initial cash consideration for these acquisitions is approximately $102 million with additional contingent consideration of up to $53 million if certain revenue milestones are achieved. These acquisitions provide us new surgical technology and data solutions that can be used in procedures across multiple product categories to better serve our customers. Additional information on these acquisitions have not been provided because they are not expected to have a material effect on our financial position, results of operations or cash flows.

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

Executive Level Overview

Results for the Three and Nine-Month Periods ended September 30, 2023

We continue to recover from the effects of the COVID-19 global pandemic. In the three and nine-month periods ended September 30, 2023, we experienced fewer disruptions to elective surgical procedures from the pandemic as compared to the three and nine-month periods ended September 30, 2022 when the Omicron variant and staffing shortages caused widespread deferrals of procedures. In addition, improvements in our supply chain, recovery from patients who deferred surgical procedures during the pandemic, new product introductions and commercial execution have contributed to our net sales growth. As a result, our net sales increased by 5.0 percent and 6.6 percent in the three and nine-month periods ended September 30, 2023, respectively, when compared to the same prior year periods. Our year-over-year net sales growth in the three-month period was aided by a positive 0.3 percent from changes in foreign currency exchange rates while the nine-month period experienced a negative 1.3 percent impact from changes in foreign currency exchange rates. Our year-over-year net sales growth in the first quarter of 2023 was higher than in the second and third quarters, as the disruptions to elective surgical procedures were more pronounced in the first quarter of 2022 than the second and third quarters of 2022. In addition, the third quarter of 2023 included fewer weekdays for surgical procedures to occur when compared to the number of weekdays in the third quarter of 2022.

Our net earnings were $162.7 million and $604.8 million in the three and nine-month periods ended September 30, 2023, respectively, compared to $194.0 million and $361.9 million in the same prior year periods, respectively. The decline in earnings in the three-month period ended September 30, 2023 when compared to the same prior year period was primarily due to investments in research and development ("R&D") and commercial initiatives in the 2023 period to drive future growth as well as the fact that the prior year period included a tax benefit of approximately $81 million from a final agreement with Swiss authorities for certain tax years. The increase in net earnings in the nine-month period ended September 30, 2023 when compared to the same prior year period was driven by the increase in net sales combined with lower litigation-related, restructuring-related and quality remediation-related charges. In addition, the prior year nine-month period included an unrealized investment loss of $114.3 million on our investment in ZimVie. These benefits were partially offset by increased investment in R&D and commercial initiatives to drive future growth.

2023 Outlook

We expect revenue growth in 2023 to be driven by a combination of market growth, procedure volume recovery from COVID-19, new product introductions and commercial execution. Based on recent foreign currency exchange rates we expect foreign currency to negatively affect net sales growth in 2023, but at a lower level than experienced in 2022. We expect that supply chain and inflation pressures will continue in 2023, but with supply chain pressure easing at the end of the year and with inflation stable to the level experienced at the end of 2022. We estimate our operating expenses in 2023 will be impacted by the expected non-reoccurrence of goodwill impairment charges and lower quality remediation expenses due to the completion of our remediation milestones. We expect our interest expense, net, will increase primarily due to higher interest rates. We also expect our non-operating other (expense) income, net, will be more favorable in 2023 since the 2022 expense was primarily driven by an investment loss in the shares of ZimVie that we held following the spinoff, which we disposed of in February 2023.

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

Net Sales by Geography

The following tables present our net sales by geography and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2023	2022	% Inc
United States	$1,031.4	$973.0	6.0%
International	722.2	696.8	3.6
Total	$1,753.6	$1,669.8	5.0

	Nine Months Ended
	September 30,
	2023	2022	% Inc
United States	$3,160.6	$2,931.8	7.8%
International	2,293.5	2,183.0	5.1
Total	$5,454.1	$5,114.8	6.6

Net Sales by Product Category

The following tables present our net sales by product category and the percentage changes (dollars in millions):

	Three Months Ended
	September 30,
	2023	2022	% Inc / (Dec)
Knees	$706.3	$657.0	7.5%
Hips	465.3	468.0	(0.6)
S.E.T.	423.2	409.4	3.3
Other	158.8	135.4	17.2
Total	$1,753.6	$1,669.8	5.0

	Nine Months Ended
	September 30,
	2023	2022	% Inc
Knees	$2,240.1	$2,024.7	10.6%
Hips	1,462.5	1,406.2	4.0
S.E.T.	1,299.3	1,272.6	2.1
Other	452.2	411.3	10.0
Total	$5,454.1	$5,114.8	6.6

The following table presents our net sales by geography for our Knees and Hips product categories, which represent our most significant product categories (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Inc / (Dec)	2023	2022	% Inc
Knees
United States	$413.3	$389.7	6.1%	$1,299.1	$1,167.6	11.3%
International	293.0	267.3	9.7	941.0	857.1	9.8
Total	$706.3	$657.0	7.5	$2,240.1	$2,024.7	10.6
Hips
United States	$242.5	$235.6	3.0%	$749.2	$707.7	5.9%
International	222.8	232.4	(4.1)	713.3	698.5	2.1
Total	$465.3	$468.0	(0.6)	$1,462.5	$1,406.2	4.0

Demand (Volume and Mix) Trends

Changes in volume and mix of product sales had positive effects of 4.7 percent and 8.7 percent on year-over-year sales during the three and nine-month periods ended September 30, 2023, respectively. We saw recovery of elective surgical procedures across most of our major markets driving volume growth. In addition, new product introductions contributed positively to volume and mix trends.

Pricing Trends

Global selling prices had a minimal effect and a negative effect of 0.8 percent on year-over-year sales during the three and nine-month periods ended September 30, 2023, respectively. The majority of countries in which we operate continue to experience pricing pressure from local hospitals, health systems, and governmental healthcare cost containment efforts. However, we have had some success in reducing the negative effects of pricing due to internal initiatives and being able to pass some inflationary impacts on to customers.

Foreign Currency Exchange Rates

For the three and nine-month periods ended September 30, 2023, changes in foreign currency exchange rates had a positive effect of 0.3 percent and a negative effect of 1.3 percent, respectively, on year-over-year sales. If foreign currency exchange rates remain at levels consistent with recent rates, we estimate there will be a negative impact of approximately 1.0 percent on full-year 2023 sales.

Geography

The 6.0 percent and 7.8 percent net sales growth in the U.S. in the three and nine-month periods ended September 30, 2023, respectively, were driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions, especially in the Knees and Hips categories. Internationally, net sales increased by 3.6 percent and 5.1 percent during the three and nine-month periods ended September 30, 2023, respectively, when compared to the same prior year periods. These increases were similarly driven by recovery in surgical procedures as COVID-19 cases caused fewer disruptions across most of our major markets. Our International sales were positively affected by 0.7 percent and negatively affected by 3.0 percent in the three and nine-month periods ended September 30, 2023, respectively, due to changes in foreign currency exchange rates.

Product Categories

Knees net sales grew 7.5 percent and 10.6 percent in the three and nine-month periods ended September 30, 2023, respectively, when compared to the same prior year periods. Hips net sales declined 0.6 percent and increased 4.0 percent in the three and nine-month periods ended September 30, 2023, respectively, when compared to the same prior year periods. The net sales of Knees and Hips benefited from the recovery in elective surgical procedures, improvements in our supply chain and new product introductions. However, Hips net sales declined in the three-month period ended September 30, 2023 when compared to the same prior year period primarily due to certain bulk sales that were made internationally in the prior year period. Knees net sales were positively affected by 0.2 percent and negatively affected by 1.4 percent in the three and nine-month periods ended September 30, 2023, respectively, due to changes in foreign currency exchange rates. Hips net sales were minimally affected and negatively affected by 1.6 percent in the three and nine-month periods ended September 30, 2023, respectively, due to changes in foreign currency exchange rates. The 3.3 percent and 2.1 percent increases in S.E.T. net sales for the three and nine-month periods ended September 30, 2023, respectively, was the result of growth in our sports medicine, upper extremities, and craniomaxillofacial and thoracic products, partially offset by lower volumes in other S.E.T. products and unfavorable changes in reimbursement for certain restorative therapy products. Other net sales grew 17.2 percent and 10.0 percent in the three and nine-month periods ended September 30, 2023, respectively, driven by net sales for our ROSA® robot.

Expenses as a Percentage of Net Sales

	Three Months Ended			Nine Months Ended
	September 30,		% Inc /	September 30,		% Inc /
	2023	2022	(Dec)	2023	2022	(Dec)
Cost of products sold, excluding intangible asset amortization	29.6%	29.2%	0.4%	28.3%	29.3%	(1.0)%
Intangible asset amortization	8.3	7.9	0.4	7.6	7.7	(0.1)
Research and development	6.7	6.1	0.6	6.3	5.8	0.5
Selling, general and administrative	38.5	39.2	(0.7)	38.8	39.8	(1.0)
Intangible asset impairment	-	-	-	-	0.1	(0.1)
Restructuring and other cost reduction initiatives	1.4	1.7	(0.3)	1.7	2.5	(0.8)
Quality remediation	-	0.5	(0.5)	-	0.4	(0.4)
Acquisition, integration, divestiture and related	0.4	0.7	(0.3)	0.3	0.2	0.1
Operating profit	15.2	14.7	0.5	16.9	14.2	2.7

Cost of products sold as a percentage of net sales increased in the three-month period ended September 30, 2023 when compared to the same prior year period, primarily due to higher excess and obsolete inventory charges. These inventory charges were partially offset by higher hedge gains recognized in the current year period as part of our hedging program, a mix shift to higher margin products and markets, and lower royalty expense. The reduction in royalty expense was partially the result of agreements we entered into to acquire intellectual property through the buyout of certain licensing arrangements.

The decline in cost of products sold as a percentage of net sales in the nine-month period ended September 30, 2023 compared to the same prior year period was primarily due to higher hedge gains recognized in the current year period as part of our hedging program, a mix shift to higher margin products and markets and lower royalty expense. These favorable items were partially offset by higher excess and obsolete inventory charges, inflationary cost pressures and lower average selling prices.

Intangible asset amortization expense increased in the three and nine-month periods ended September 30, 2023 compared to the same prior year periods due to the 2023 acquisitions and additional amortization from the buyout of certain licensing agreements.

R&D expenses increased in amount and as a percentage of net sales in the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. The increases were driven by higher personnel-related costs, higher spending on our initial compliance with the European Union Medical Device Regulation and other R&D investments.

Selling, general and administrative (“SG&A”) expenses increased in amount, but decreased as a percentage of net sales in the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. The increases in expenses were due to selling and distribution costs that are variable expenses which increase as net sales increase. Additionally, personnel-related costs were higher due to additional headcount investments and annual merit increases, and travel and entertainment costs were higher as we have increased these activities from lower pandemic levels. These higher costs were partially offset by lower share-based compensation expense in the 2023 periods due to the forfeiture of awards related to employee departures, and lower bad debt charges in the 2023 periods as we recognized higher bad debt charges in the 2022 periods that were partially related to the Russia/Ukraine conflict. Also, in the nine-month period ended September 30, 2023, litigation-related charges decreased to $3.8 million compared to $34.7 million in the same prior year period.

In December of 2021 and 2019, we initiated restructuring programs. The 2021 Restructuring Plan is intended to further reduce costs and to reorganize our global operations in preparation for the spinoff of ZimVie. The 2019 Restructuring Plan has an objective of reducing structural costs to allow us to invest in higher priority growth opportunities. We recognized expenses of $24.3 million and $28.3 million in the three-month periods ended September 30, 2023 and 2022, respectively, and $90.6 million and $129.2 million in the nine-month periods ended September 30, 2023 and 2022, respectively, primarily related to employee termination benefits, sales agent contract terminations, and consulting fees and project management expenses associated with these programs. The expenses were lower in the 2023 periods due to charges in the 2022 periods related to the restructuring program that had been initiated in

December 2021. For more information regarding these charges, see Note 5 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In the three and nine-month periods ended September 30, 2023, we did not recognize any significant quality remediation expenses as we completed our remediation milestones in late 2022 that addressed inspectional observations on Form 483 and a Warning Letter issued by the FDA at our Warsaw North Campus facility, among other matters.

Acquisition, integration, divestiture and related decreased in the three-month period ended September 30, 2023 when compared to the same prior year period and increased in the nine-month period ended September 30, 2023 when compared to the same prior year period. The decrease in the three-month period was primarily due to the fact that the 2022 period included an impairment of a leased asset that was historically utilized by ZimVie, but was assigned back to us post-separation. The increase in the nine-month period was due to increases in the fair value of contingent consideration.

Other Income (Expense), Net, Interest Expense, Net, and Income Taxes

In the three-month period ended September 30, 2023, we recognized a gain of $3.8 million in our other income (expense), net financial statement line item compared to a loss of $25.4 million in the same prior year period. The year-over-year change was primarily due to a loss of $30.0 million recognized in the prior year related to our investment in ZimVie, while in the current year we disposed of our shares in February 2023 so there was no impact from this investment in the three-month period ended September 30, 2023. In the nine-month period ended September 30, 2023, we recognized a gain of $10.3 million in our other income (expense), net financial statement line item compared to a loss of $124.1 million in the same prior year period. In the nine-month period ended September 30, 2023, we recognized a gain of $2.5 million on our investment in ZimVie prior to our disposition of those shares compared to a loss of $114.3 million in the same prior year period.

Interest expense, net, increased in the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. The increases were primarily from higher debt borrowings in the current year periods to fund share repurchases and make other investments. In addition, in the current year periods we incurred losses on our fixed-to-variable interest rate swaps compared to gains in the prior year periods.

In the three and nine-month periods ended September 30, 2023, our effective tax rate (“ETR”) was 25.7 percent and 22.7 percent, respectively, compared to negative 9.3 percent and positive 11.9 percent in the three and nine-month periods ended September 30, 2022, respectively. The 25.7 percent and 22.7 percent ETR in the three and nine-month periods ended September 30, 2023, respectively, was primarily driven by discrete tax effects of the filing of certain tax returns and reorganizing the ownership structure of certain wholly-owned subsidiaries in the second quarter of 2023. The negative 9.3 percent and positive 11.9 percent ETR in the three and nine-month periods ended September 30, 2022, respectively, was primarily driven by a favorable tax audit settlement and finalization of the Swiss TRAF step-up, which was partially offset by the loss on our investment in ZimVie which was not deductible for tax purposes. Absent discrete tax events, we expect our future ETR will be lower than the U.S. corporate income tax rate of 21.0 percent due to our mix of earnings between U.S. and foreign locations, which generally have lower corporate income tax rates. Our ETR in future periods could also potentially be impacted by: changes in our mix of pre-tax earnings; changes in tax rates, tax laws or their interpretation; the outcome of various federal, state and foreign audits; and the expiration of certain statutes of limitations. Currently, we cannot reasonably estimate the impact of these items on our financial results. The European Union member states enacted the OECD Pillar Two Directive that generally provides for a 15% minimum tax rate. The first European Directive effective date for certain aspects of Pillar Two is January 1, 2024 and the Undertaxed Profits Rule aspect of Pillar Two will be effective on January 1, 2025. The implementation of the OECD Pillar Two rules may increase our ETR in future periods.

Segment Operating Profit

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Americas	$1,113.6	$1,045.1	$450.0	$432.3	40.4%	41.4%
EMEA	337.9	319.3	97.7	85.8	28.9	26.9
Asia Pacific	302.1	305.4	109.9	103.6	36.4	33.9

					Operating Profit as a
	Net Sales		Operating Profit		Percentage of Net Sales
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
(dollars in millions)	2023	2022	2023	2022	2023	2022
Americas	$3,411.0	$3,142.1	$1,413.3	$1,313.8	41.4%	41.8%
EMEA	1,166.4	1,079.1	372.6	301.0	31.9	27.9
Asia Pacific	876.7	893.6	310.5	310.2	35.4	34.7

Americas

In the Americas, operating profit increased, but operating profit as a percentage of net sales decreased, in both the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. The increase in operating profit in both current year periods was primarily due to higher net sales driven by continued recovery of elective surgical procedures and new product introductions. However, operating profit as a percentage of net sales decreased in both current year periods due to higher carrying expenses from inventory at consigned locations, and continued investments in R&D, including personnel-related costs, which were partially offset by lower royalty expenses as a result of agreements we entered into to acquire intellectual property through the buyout of certain licensing arrangements. The decline in operating profit as a percentage of net sales was more pronounced in the three-month period compared to the nine-month period primarily due to higher carrying expenses from inventory at consigned locations in the third quarter of 2023 compared to the first two quarters of 2023.

EMEA

In EMEA, operating profit and operating profit as a percentage of net sales increased in both the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. The increases were due to higher net sales driven by continued recovery of elective surgical procedures and improved pricing, lower bad debt charges and operating profit leverage from certain costs that do not increase as net sales increase.

Asia Pacific

In Asia Pacific, operating profit and operating profit as a percentage of net sales increased in the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods. In Asia Pacific, changes in foreign currency exchange rates have had a larger impact on our results than in our other operating segments. While net sales declined in the three and nine-month periods ended September 30, 2023 when compared to the same prior year periods due to changes in foreign currency exchange rates, the negative net sales impact was partially offset by higher hedge gains recognized in the current year periods from our hedging program. As a result, net sales volume growth and operating leverage from certain costs that do not increase as net sales increase resulted in operating profit and operating profit as a percentage of sales increasing in the 2023 periods.

Liquidity and Capital Resources

As of September 30, 2023, we had $292.1 million in cash and cash equivalents. In addition, we had $1.0 billion available to borrow under our 2023 364-Day Credit Agreement, and $1.4 billion available under our 2023 Five-Year Revolving Facility. The terms of the 2023 364-Day Credit Agreement and the 2023 Five-Year Revolving Facility are described further in Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

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

Sources of Liquidity

Cash flows provided by operating activities from continuing operations were $993.2 million in the nine-month period ended September 30, 2023, compared to $1,112.0 million in the same prior year period. The decrease in the 2023 period was driven by higher investments in inventory when compared to the 2022 period as well as higher litigation, income tax and bonus payments in the 2023 period. These unfavorable items were partially offset by higher earnings and lower restructuring-related payments.

Cash flows used in investing activities from continuing operations were $558.1 million in the nine-month period ended September 30, 2023, compared to $409.5 million in the same prior year period. Instrument and property, plant and equipment additions reflected ongoing investments in our product portfolio, including new product introductions, optimization of our manufacturing and logistics networks, investments in enterprise resource planning software and a new corporate jet. In addition, in the nine-month period ended September 30, 2023 we paid $86.4 million to acquire intellectual property through the buyout of certain licensing arrangements and $32.9 million related to the 2023 acquisitions.

Cash flows used in financing activities from continuing operations were $512.1 million in the nine-month period ended September 30, 2023, compared to $462.3 million in the same prior year period. We used cash on hand to repurchase $281.9 million of our common stock. We also repaid a net $20.0 million on our various revolving credit facilities and $120.2 million of other debt obligations that were due in the first quarter of 2023. In the 2022 period, at the ZimVie spinoff date, we received $540.6 million as partial consideration for the contribution of assets in connection with the separation. We used these proceeds, together with borrowings on our five-year revolving facility and cash on hand, to redeem the full $750.0 million of senior notes that were due April 1, 2022. We also repaid $242.9 million outstanding on our Japanese term loans in the third quarter of 2022 when they became due.

We place our cash and cash equivalents in highly-rated financial institutions and limit the amount of credit exposure to any one entity. We invest only in high-quality financial instruments in accordance with our internal investment policy.

As of September 30, 2023, $250.7 million of our cash and cash equivalents were held in jurisdictions outside of the U.S. Of this amount, $36.2 million is denominated in U.S. Dollars and, therefore, bears no foreign currency translation risk. The remaining amount is denominated in currencies of the various countries where we operate. We generally intend to limit distributions from foreign subsidiaries to earnings previously taxed in the U.S., primarily as a result of the transition tax or tax on Global Intangible Low-Taxed Income (“GILTI”), as we would not be subject to further U.S. federal tax. In addition to the previously taxed earnings, we have intercompany notes available to repatriate.

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

Material Cash Requirements from Known Contractual and Other Obligations

At September 30, 2023, we had outstanding debt of $5,482.4 million, of which $355.0 million was classified as current debt. The $355.0 million of current debt is outstanding under our revolving credit facilities, and we expect to repay such debt over the next twelve months. We believe we can satisfy these debt obligations with cash generated from our operations.

For additional information on our debt, including types of debt, maturity dates, interest rates, debt covenants and available revolving credit facilities, see Note 9 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

In March, May and August 2023, our Board of Directors declared a quarterly cash dividend of $0.24 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are subject to approval of the Board of Directors and may be adjusted as business needs or market conditions change.

In February 2016, our Board of Directors authorized a new $1.0 billion share repurchase program effective March 1, 2016, with no expiration date. As of September 30, 2023, $591.7 million remained authorized under this program.

As discussed in Note 5 to our interim condensed consolidated financial statements in Part I, Item 1 of this report, we have a 2021 Restructuring Plan and a 2019 Restructuring Plan. The 2021 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $185 million, of which approximately $165 million was incurred through September 30, 2023. We expect to reduce gross annual pre-tax operating expenses by approximately $190 million relative to the 2021 baseline expenses by the end of 2024 as program benefits under the 2021 Restructuring Plan are realized. The 2019 Restructuring Plan is expected to result in total pre-tax restructuring charges of approximately $370 million, of which approximately $300 million was incurred through September 30, 2023. In our original estimates, we expected to reduce gross annual pre-tax operating expenses by approximately $180 million to $280 million relative to the 2019 baseline expenses by the end of 2023 as program benefits under the 2019 Restructuring Plan are realized. Our latest estimates indicate that we will be near the low end of that range.

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

As discussed in Note 16 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we are involved in various litigation matters. We estimate the total liabilities for all litigation matters was $241.4 million as of September 30, 2023. However, litigation is inherently uncertain, and upon resolution of any of these uncertainties, we may incur charges in excess of these estimates, and may in the future incur other material judgments or enter into other material settlements of claims. We expect to pay these liabilities over the next few years. Additionally, we have entered into development, distribution and other contractual arrangements that may result in future payments dependent upon various events such as the achievement of certain product R&D milestones, sales milestones, or, at our discretion, maintenance of exclusive rights to distribute a product. Since there is uncertainty on the timing or whether such payments will have to be made, they have not been recognized on our condensed consolidated balance sheets. These estimated payments could range from $9 million to approximately $485 million.

As discussed in Note 17 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report, we have entered into agreements to pay initial cash consideration of approximately $102 million in the fourth quarter of 2023 to acquire two privately held companies.

Recent Accounting Pronouncements

Information pertaining to recent accounting pronouncements can be found in Note 3 to our interim condensed consolidated financial statements included in Part I, Item 1 of this report.

Critical Accounting Estimates

The preparation of our financial statements is affected by the selection and application of accounting policies and methods, and also requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. There were no changes in the three-month period ended September 30, 2023 to our critical accounting estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Cautionary Note Regarding Forward-Looking Statements and Factors That May Affect Future Results

This quarterly report contains certain statements that are forward-looking statements within the meaning of federal securities laws. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this report, the words “may,” “will,” “can,” “should,” “would,” “could,” “anticipate,” “expect,” “plan,” “seek,” “believe,” “are confident that,” “look forward to,” “predict,” “estimate,” “potential,” “project,” “target,” “forecast,” “see,” “intend,” “design,” “strive,” “strategy,” “future,” “opportunity,” “assume,” “guide,” “position,” “continue” and similar expressions are intended to identify forward-looking statements. Forward-looking statements are based on current beliefs, expectations and assumptions of management and are subject to significant risks, uncertainties and changes in circumstances that could cause actual results to differ materially from such forward-looking statements. These risks, uncertainties and changes in circumstances include, but are not limited to:

•
the effects of business disruptions, either alone or in combination with other risks on our business and operations, such as those business disruptions associated with the COVID-19 pandemic;
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
•
the outcome of government investigations in any jurisdiction;
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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the three-month period ended September 30, 2023, the Audit Committee of our Board of Directors approved the engagement of PricewaterhouseCoopers LLP, our independent registered public accounting firm, to perform certain non-audit services. This disclosure is made pursuant to Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002.

During the three-month period ended September 30, 2023, no members of our Board of Directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, amended or terminated any contract, instruction or written plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement, as defined in rules of the Securities and Exchange Commission.

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

10.1

Five-Year Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed July 10, 2023)

10.2

364-Day Revolving Credit Agreement, dated as of July 7, 2023, among Zimmer Biomet Holdings, Inc., the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed July 10, 2023)

10.3

Offer Letter, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.4

Change in Control Severance Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.5

Chief Executive Officer Confidentiality, Non-Competition and Non-Solicitation Agreement, dated as of August 21, 2023, by and between Zimmer Biomet Holdings, Inc. and Ivan Tornos (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed August 22, 2023)

10.6	Zimmer Biomet Holdings, Inc. Deferred Compensation Plan for Non-Employee Directors, as amended August 25, 2023

21	List of Subsidiaries of Zimmer Biomet Holdings, Inc.

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Executive Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 of the Chief Financial Officer, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZIMMER BIOMET HOLDINGS, INC.
(Registrant)

Date: November 7, 2023	By:	/s/ Suketu Upadhyay
Suketu Upadhyay
Chief Financial Officer and Executive Vice President - Finance, Operations and Supply Chain
(Principal Financial Officer)

Date: November 7, 2023	By:	/s/ Paul Stellato
Paul Stellato
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)